Form 10-K
period 1996-12-31
WEST TELESERVICES CORP
filed 1997-03-31
CIK 1024657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 000-21771

                         WEST TELESERVICES CORPORATION

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              47-0777362
       (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)


  9910 MAPLE STREET, OMAHA, NEBRASKA                    68134
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (402) 571-7700

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At March 17, 1997, 63,330,000 shares of common stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the Nasdaq National Market at March 17, 1997) of the voting stock held by nonaffiliates was approximately $112.24 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, are incorporated into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 ITEM 1.  BUSINESS.......................................................     3
 ITEM 2.  PROPERTIES.....................................................    14
 ITEM 3.  LEGAL PROCEEDINGS..............................................    15
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    15
 EXECUTIVE OFFICERS OF THE REGISTRANT....................................    16
                                    PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................    17
 ITEM 6.  SELECTED FINANCIAL DATA........................................    17
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    19
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    23
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    23
                                    PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    24
 ITEM 11. EXECUTIVE COMPENSATION.........................................    24
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    24
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    24
                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K......................................................    24

                                    PART I

ITEM 1. BUSINESS

GENERAL

  West TeleServices Corporation (the "Company") is one of the largest independent teleservices companies in the United States, and provides a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company is a leading provider in each of inbound operator services, automated voice response services and outbound direct teleservices. Inbound operator services consist of live operator call-processing applications such as order capture, customer service and product support. Inbound was established in 1986 with the goal of becoming the leading inbound teleservices operation in the United States and represented approximately 29.3% of the Company's revenue in 1996. Automated voice response services consist of computerized call-processing applications such as automated product information requests, computerized surveys and polling, and secure automated credit card activation. Interactive began operations in 1989 with the goal of establishing the leadership position in automated voice response services and represented approximately 42.2% of the Company's revenues in 1996. Outbound direct teleservices consist of live operator direct marketing applications such as product sales and customer acquisition and retention campaigns. Outbound began operations in 1990 with the goal of becoming one of the leading teleservices organizations in the United States and represented approximately 28.5% of the Company's revenue in 1996. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all three of its businesses. This technology also enables the Company to efficiently integrate a range of its services. The Company believes that its ability to offer integrated services for its clients distinguishes it from most of its competitors.

  The Company targets businesses in highly competitive, consumer-based industries, including telecommunications, insurance, banking, pharmaceuticals, public utilities, consumer goods and computer software services, that require large volume applications. Representative clients include: AT&T Corp. ("AT&T"), America Online Inc., Commonwealth Edison Company, MBNA Corporation, Merck & Co., Inc., Sun Microsystems Inc., Time-Life, Inc. and Turner Broadcasting System, Inc. The Company's revenue and pro forma net income for the year ended December 31, 1995 were $256.9 million and $22.4 million, respectively. The Company's revenue and pro forma net income for the year ended December 31, 1996 were $317.2 million and $28.7 million, respectively.

  The Company operated approximately 4,400 telephone workstations as of December 31, 1996 in eight state-of-the-art call centers located in Nebraska, Texas and Virginia which it uses for inbound and outbound services, and maintained approximately 5,800 proprietary interactive voice response ports as of December 31, 1996 for its automated voice response services. The Company has deployed multiple automatic call distributors, predictive dialers, a proprietary interactive voice response platform and multiple mainframe computer systems, in combination with an intelligent workstation environment, in order to fully automate and manage the Company's information-processing requirements. The Company believes it has designed and implemented a sophisticated technology platform, permitting it to provide flexible, high-quality and cost-effective service solutions for its clients.

  The Company conducts its business principally through three wholly-owned subsidiaries: West Telemarketing Corporation ("Inbound"); West Telemarketing Corporation Outbound ("Outbound"); and, West Interactive Corporation ("Interactive"). The Company, Inbound, Outbound, Interactive and all other direct or indirect subsidiaries of the Company are collectively referred to herein as the "West Affiliates."

INDUSTRY OVERVIEW

  The teleservices industry facilitates direct communication between companies and their current and prospective customers through telecommunications-based systems. Industry sources estimate that total media advertising expenditures (including teleservices expenditures) in the United States were approximately $263 billion in 1995. Industry sources also estimate that teleservices expenditures in the United States were approximately $80 billion in 1995.

  ADVANTAGES OF TELESERVICES

  Many industries, including telecommunications, pharmaceuticals, consumer goods, banking and insurance, are experiencing increased competition to attract and retain customers, and accordingly many businesses are seeking to expand their direct contact with current and prospective customers. Many of these businesses are allocating more of their advertising and customer service expenditures to teleservices which effectively complement other marketing media such as television, radio and print advertising and enables businesses to quantify and evaluate the effectiveness of specific marketing expenditures. Teleservices is estimated to be the leading direct marketing medium by which approximately 81.0 million consumers purchased goods or services over the telephone in 1995.

  EVOLUTION OF THE TELESERVICES INDUSTRY

  The teleservices industry has evolved during the past ten years from primarily single-facility, low technology environments to large, full service organizations with multi-location, large volume call-processing centers utilizing advanced systems. Certain independent teleservices providers have invested an increasing amount of capital in large volume state-of-the-art call centers and advanced network technology. Larger service providers, which can achieve greater economies of scale, can more easily justify ongoing investment in sophisticated call management software, predictive dialers and automatic call distributors, to better provide premium quality and cost-effective services. Businesses are seeking to provide greater information for consumers to make informed purchase decisions as product and service offerings become more complex and varied. As an example, it is estimated that in the mid-1980's only 5% of United States companies offered toll-free lines as compared to approximately 75% today. These toll-free lines are estimated to handle an average of 60 million calls per day. Finally, businesses are increasingly recognizing the economic benefits of expanding relationships with existing customers through teleservices such as customer retention campaigns.

  ROLE OF OUTSOURCING

  Businesses historically have relied on in-house personnel to provide most telephone-based services. Industry sources estimate that expenditures for the "non-captive" portion of the industry, which is serviced on an outsourced basis by independent teleservices companies, were approximately $6 billion in 1995 (or 8% of the estimated total industry). Based on discussions with its clients and prospective clients, the Company believes that businesses are increasingly outsourcing their teleservices activities in order to focus their internal resources on their core competencies, to increase the productivity of their marketing services and to reduce overall teleservices expenditures. Providers of outsourced teleservices can offer clients lower overall teleservices costs due to economies of scale in sharing the cost of new technology among a larger base of users and higher capacity utilization rates. The overall teleservices market is estimated to grow at approximately 8% per year for the next five years.

COMPANY STRATEGY

  The Company believes that it is one of the leading providers in the teleservices industry and is well positioned to benefit from the continued growth in outsourced teleservices. The Company's objective is to enhance its leading position in each of inbound, automated voice response and outbound services. The principal elements of the Company's strategy are:

 I. LEVERAGE ABILITY TO PROVIDE INTEGRATED SERVICE SOLUTIONS

  The Company seeks to apply its operating expertise in inbound, automated voice response and outbound services to develop customized service solutions which utilize the resources of each division on an integrated basis. The Company is able to integrate its service offerings by utilizing its voice and data networking technology and its proprietary software systems and hardware platforms. The Company is able to design and implement highly flexible applications which combine the large volume call capacity of automated voice response with the specialized customer service capabilities of inbound services. As an additional component of integration, customer follow-up can be scheduled and initiated through the Company's outbound services. This integrated offering provides a cost effective solution for the client and increases the productivity of the Company's live operators. Furthermore, the Company leverages its ability to provide integrated services by cross-selling its services to its clients to capture an increasing share of their outsourced business. The Company believes that its integrated service capabilities are a significant competitive advantage.

 II. PURSUE RECURRING AND LARGE VOLUME APPLICATIONS

  The Company has developed its facilities and operations specifically to provide effective service to clients which generate large and recurring call volumes. The Company has established a strong track record in successfully managing client programs which produce such volumes. The consistent revenue streams derived from these large volume and recurring applications help the Company manage its long-term growth.

 III. CAPITALIZE ON STATE-OF-THE-ART TECHNOLOGY

  The Company seeks to capitalize on its state-of-the-art technology, which enables the Company to offer premium quality, flexible and cost-effective service solutions to its clients. The Company believes that its significant and continuing investment in sophisticated call center technology, including proprietary interactive voice response technology, proprietary scheduling systems, computer telephony integration systems, advanced call management software systems and high speed, fault-tolerant computer systems, is a competitive advantage. In addition, the Company's proprietary software systems, hardware platforms and extensive networking technology allow it to provide customized client applications and integrate two or more of its inbound, automated voice response and outbound services. The Company continually seeks to improve its technological capabilities.

 IV. PROVIDE PREMIUM QUALITY SERVICES

  The Company believes that service quality is a critical factor in a potential client's decision to outsource its teleservices. The Company differentiates the quality of its services through its ability to quickly respond to new applications and short-term volume fluctuations, efficiently address staffing needs, and effectively employ operating systems that can process client campaign data and provide sophisticated reports. The Company also seeks to provide premium quality services through an extensive training program and an experienced management team. The Company believes that it provides premium quality service to its clients and that the quality of its service is one of its competitive advantages.

 V. DEVELOP LONG-TERM CLIENT RELATIONSHIPS

  The Company focuses on developing long-term client relationships. Since the Company manages programs that interface with its clients' current or prospective customers, the Company seeks to develop a detailed understanding of each of its clients' specialized businesses. This process enables the Company to create customized solutions which meet clients' needs and minimize client turnover. As a result, the Company is better positioned to cross-sell its services and proactively offer new applications.

 VI. LEVERAGE STRONG MANAGEMENT EXPERIENCE

  The Company's management team possesses extensive industry experience in inbound, automated voice response and outbound services. The Company's management team has proven experience managing the rapid growth of the business. The founders of the Company are among the pioneers of key areas of the teleservices industry and the members of the management team have continued to contribute to the development of the teleservices industry. The Company believes that it has distinguished itself through its ability to attract and retain some of the most talented managers in the industry.

DESCRIPTION OF SERVICES

  The Company's organizational structure is outlined below:



   [A CHART DEPICTING THE COMPANY'S ORGANIZATIONAL STRUCTURE APPEARS HERE.]


 I. OPERATOR TELESERVICES ("INBOUND")

  Inbound provides live operator call-processing services, including order capture and customer service applications. Inbound was established in 1986 with the goal of becoming the leading inbound teleservices operation in the United States. It was one of the first service providers to fully automate its operations and to develop proprietary software systems to service the customized needs of its clients. In 1996, Inbound represented approximately 29.3% of the Company's revenue. The two divisions of Inbound are Direct Response Services and Custom Operator Services.

  DIRECT RESPONSE SERVICES. This division provides large volume inbound call-processing services. Inbound custom designs applications to meet client specifications for order capture, lead generation, customer service, dealer referral and other information processing campaigns. Direct Response Services receives incoming calls 24 hours per day, 365 days per year. Clients measure this division's service quality by its ability to (i) process a large volume of simultaneous incoming calls and (ii) to minimize the number of calls which receive a busy signal. Although this division processes call volume from other media such as radio, print and direct mail advertisements, most of its call volume is generated via toll-free numbers appearing in television advertisements. This type of inbound campaign requires the capability to handle increases in call volumes over short periods of time.

  The Company utilizes automatic call distributors and digital switches to identify the toll-free number dialed by each caller. The toll-free number specifies the particular client campaign and designates customer, product, and service information to the operator and provides a highly structured script designed to aid in processing the transaction. Each individual operator may receive a call for one of hundreds of different client campaigns at any given time. Furthermore, the Company can immediately report information captured during the call to its client, the client's advertising agency and the client's designated fulfillment company. Caller information and campaign call volume summary reports are customized and may be transmitted to the client via magnetic tape, electronic transfer or facsimile per the client's instructions. Clients also have the ability to access real-time on-line program results by media source. Immediate access to call volume data allows the Company's clients to quickly determine the cost-effectiveness of various campaigns and to adjust their media expenditures accordingly.

  CUSTOM OPERATOR SERVICES. This division provides customized teleservices solutions on a dedicated basis to large business clients. The Company believes that many businesses are finding it increasingly difficult to provide high quality customer service and product support without diverting resources from their core businesses. In addition, it is expensive for these businesses to own, operate and maintain state-of-the-art call-processing facilities. The Company believes there are significant growth opportunities in outsourced teleservices for companies that can provide customized solutions on a dedicated basis. The Company's objective for this division is to provide a wide range of inbound telephone-based services including: (i) programs designed to enhance or maximize customer acquisition and retention; (ii) customer service and support; (iii) product support; (iv) collection services;
(v) customer complaint resolution; and (vi) client satisfaction information.

 II. INTERACTIVE TELESERVICES ("INTERACTIVE")

  Interactive provides large volume automated voice response services which allow a caller to access information by means of a touch-tone telephone or voice prompt. Interactive began operations in 1989 with the goal of establishing the leadership position in automated voice response services. The Company believes that Interactive is currently the largest, fully automated call-processing operation in the United States. In 1996, Interactive represented approximately 42.2% of the Company's revenues. Interactive has developed proprietary software systems and hardware platforms to service the diverse needs of its clients and complements the Company's live operator service offerings.

  Interactive provides automated voice response services for a broad range of applications, which include secure automated credit card activation, information and entertainment services, polling and surveying, cellular fraud prevention service, automated product information requests, database management and enhancement, multiple caller conferencing, customer service and third-party caller transfers. Interactive is measured by its ability to process a large volume of simultaneous transactions. Additionally, Interactive designs customized applications to meet stated client specifications and offers a variety of voice recording services to aid in the design of an interactive voice application.

  Interactive specializes in processing large volumes of telephone transactions generated by print, direct mail, radio and television broadcast advertisements. Interactive's clients typically advertise a toll-free or pay per call number designed to generate a prompt response. Interactive's automated voice-processing platforms may be accessed 24 hours per day, 365 days per year. Interactive's proprietary software systems and hardware platforms integrate the use of automated call distributors, digital switches and decentralized computers for database management with remote host computer interfaces and other peripheral processing activities. Interactive's proprietary technology systems along with inbound and outbound services, permit a caller to connect to a live operator to process data already captured through automated Voice Response Units ("VRUs"). Interactive utilizes VRU's or digital switches to identify the specific toll-free number dialed by the caller. The toll-free number will identify the specific client campaign and direct the call to the appropriate VRU's, switches, database machines, and other required hardware and software needed to fulfill the requirements of the client's application. Interactive was the first large scale platform to incorporate advanced services such as voice recognition for callers with rotary phones, and near real time transcription for quick data dissemination.

  Interactive's clients have remote access capability to modify their scripts and obtain instantaneous call count and program information. Interactive reports all information captured or disseminated during a transaction to its clients. Campaign information, summary reports and statistics are customized to meet a client's specifications.

  In connection with the provision of interactive teleservices, the Company offers an accounts receivable financing program for certain qualified clients designed to advance a portion of revenue created by the client's program prior to receipt of these funds through the normal collection cycle. These advances are collateralized by the client's billed receivables. The purpose of the program is to provide clients with working capital on a weekly basis instead of having them rely on the normal monthly collection cycle.

 III. DIRECT TELESERVICES ("OUTBOUND")

  Outbound provides live operator direct marketing services. Outbound began operations in 1990 with the goal of becoming one of the leading teleservices organizations in the United States. In 1996, Outbound represented approximately 28.5% of the Company's revenue. Since Outbound operates in a more mature and competitive environment than Inbound and Interactive, Outbound focuses exclusively on high volume projects. The two divisions of Outbound are Consumer Direct Services and Business Direct Services.

  CONSUMER DIRECT SERVICES. This division provides business-to-consumer marketing services. While client applications may include product registration, customer acquisition and retention campaigns, lead generation, database enhancement and management, customer service and verification activities, the division's primary service is product sales. Outbound is typically measured by its ability to generate the highest net revenue per billable hour for its clients.

  The Company typically initiates contact with consumers that have been identified by a client as existing or potential customers. Integrated call management systems utilizing large-scale predictive dialers systematically call consumers and transfer successful connections to a designated marketing representative. As a call is presented to a marketing representative who has been trained for specific client applications, the consumer's name, address and other available information are simultaneously presented along with the client's customized script. The Company's proprietary software systems permit clients to immediately access on-line program results and shadow monitor the performance of all designated marketing representatives. The Company can report information captured, summary results and more detailed statistical analyses in a customized format for each of its clients.

  BUSINESS DIRECT SERVICES. This division provides business-to-business marketing services for clients whose target markets include thousands of small to medium sized businesses. These applications are designed to enhance and grow their database of information about their prospects and clients, schedule appointments for their regional and national sales forces, and sell services to accounts that may not warrant a face-to-face sales presentation.

FACILITIES AND SERVICE FORTIFICATION

  The Company recognizes the importance of providing uninterrupted service for its clients. The Company has invested significant resources to develop, install and maintain facilities and systems designed to be highly reliable. All of the Company's service facilities and systems are designed to maximize system in-service time and minimize the possibility of telecommunications outage, commercial power loss or equipment failure. The Company believes that this level of reliability provides an important competitive advantage.

  The Company utilizes redundant network architecture which substantially reduces the possibility of a system failure and the interruption of telecommunications service. As depicted in the diagram below, Inbound's and Interactive's call centers are served by redundant long distance and local access facilities. Each call center is serviced by dual central office switches, providing split access flexible egress routing capabilities, as well as backup access into each facility, using dual fiber ring SONET-based self-healing network architectures. All inbound numbers directed to a Company facility are appended with dual routing instructions in the event of an error on the primary network path. These capabilities allow incoming calls to be redirected via an alternate long distance switch and/or through a backup access line in the unlikely event of a long distance or local network failure.



        [A FLOW CHART DEPICTING THE COMPANY'S REDUNDANT LONG DISTANCE
                  AND LOCAL ACCESS FACILITIES APPEARS HERE.]



  The Company's systems also feature operational redundancy. The Company uses automatic call distributors with dual processors and online automatic backup and fault-tolerant mainframe computers with spontaneous dual backup for all processors, disk management and mechanical functions. Copies of all proprietary Company software systems and client application software reside in a secure off-site storage facility. The Company actively monitors all critical components of its call-processing facilities 24 hours per day, 365 days per year. Each facility also has a stand-alone primary power system and both battery backup and diesel generator backup power systems.

PERSONNEL AND TRAINING

  The Company believes that a key component of its success is the quality of its employees. As a large-scale service provider, the Company is continually refining its approach to recruiting, training and managing its employees. The Company has established procedures for the efficient weekly hiring and training of hundreds of qualified employees. These procedures, coupled with the Company's proprietary scheduling system, enable the Company to provide flexible scheduling and staffing solutions to meet a client's needs for additional resources.

  The Company offers extensive classroom and on-the-job training programs for personnel, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines, telephone etiquette and proper use of voice inflections. Telephone representatives receive professional training lasting from four to 21 days, depending upon the client's program and the nature of the services being provided. In addition to training designed to enhance job performance, employees are also given a detailed description of the Company's organizational structure, standard operating procedures, and business philosophies.

  In 1996, the Company employed an average of approximately 7,400 telephone representatives per day for its inbound services and outbound services with peak employment of approximately 8,600 operators per day. In addition, the Company employed as of December 31, 1996 approximately 1,800 management, staff and administrative employees. The Company considers its relations with its employees to be good.

CALL MANAGEMENT SYSTEMS

  The Company specializes in processing large and recurring call volumes. In each of Inbound, Interactive and Outbound, the Company works closely with its clients to accurately project future call volumes. The Company uses the following practices to efficiently manage its call volumes:

  HISTORICAL TRENDS ANALYSES. The Company tracks weekly, daily and hourly calling trends for individual client programs for Inbound, Interactive and Outbound. The Company believes that the key to a cost efficient teleservices program begins with the effective planning of future call volumes to determine the optimal number of employees, workstations and calling ports that need to be deployed each hour. Based upon the Company's experience in processing large call volumes during the past ten years, it has accumulated the data necessary to differentiate the calling patterns of different applications such as order capture, lead generation and customer service.

  FORECASTING CALL VOLUMES/ESTABLISHING PRODUCTION PLANS. Call volumes are forecasted for each one-half hour increment for each day. Detailed assumptions are made regarding average length of call, average wait time between calls, average speed of answer, and service level targets to determine the actual number of calls that may be processed by a workstation or voice response port during a specific one-half hour increment. This process enables the Company to effectively determine the number of workstations and voice response ports needed for a given campaign.

  STAFFING AND SCHEDULING PLANS. Based upon the total number of workstations required to be staffed, a detailed schedule is created. These schedules are typically forecasted six to eight weeks in advance to assist the Company's personnel and training departments in hiring and training the desired number of personnel. Operators and marketing representatives are given regular work schedules that are designed to coincide with anticipated calling patterns and trends.

  The Company has developed a proprietary scheduling system that efficiently identifies variances between staff scheduled and staff needed. The system accommodates real-time adjustments to be made for personnel schedules as call volume projections fluctuate. Telephone agent personnel directly interact with the system to schedule additional hours or time off. The system is integrated into all attendance and payroll processing systems.

  FACILITY CALLING PLAN. Once staffing and scheduling plans have been developed, each division determines how to efficiently allocate the projected call volumes among its call centers. Each call center receives a detailed plan outlining the projected call volumes for each day of the week and each one-half hour increment of each day. Personnel schedules are produced to optimally match the projected calling volumes.

  NETWORK CONTROL. The Company interfaces directly with AT&T's nationwide long distance network and has the ability to allocate call volumes among its various call centers on command. Traffic control specialists within the Company are responsible for comparing actual call volumes and trends to stated staffing and scheduling plans. When necessary, adjustments can be made to fine tune minor variances between actual call volumes and personnel that have been scheduled by facility. As a result, calls are optimally directed to available personnel. Network control monitors the status of all call-processing activities on a minute-by-minute basis. Minor real time variances between projected and actual calling trends are promptly input into the Company's database and the call management cycle repeats.

TECHNOLOGY/SYSTEMS DEVELOPMENT

  All proprietary software systems and hardware platforms for Inbound, Interactive and Outbound permit the design and execution of highly integrated service offerings which share consumer database files, source files, calling records and calling lists. All systems provide clients with the ability to directly interface and communicate with the Company's systems. The Company currently employs approximately 380 systems analysts, programmers and technicians to modify and enhance the Company's operating systems and to design client applications.

QUALITY ASSURANCE

  By the nature of its services, the Company establishes direct contact with the customer base of its clients. Given the importance of this role, the Company believes that its reputation for providing premium quality service is critical. Both the Company and its clients shadow monitor and evaluate the performance of telephone representatives to confirm that clients' programs are properly implemented using clients' approved scripts and that the telephone representatives meet clients' customer service standards. The Company regularly measures the quality of its services by reviewing such variables as average length of call, calls per hour, average speed of answer, sales per hour, rate of call abandonment and order conversion percentages. The Company's information systems enable the Company to provide clients with regular reports on a real-time basis as to the status of an ongoing campaign and to transmit summary data and captured information electronically to clients.

  The Company maintains a quality assurance department for each of Inbound, Interactive and Outbound that is responsible for the overall quality of the services being provided. A comprehensive performance appraisal is typically given to every telephone representative every six to eight weeks. The Company uses statistical summaries of the performance appraisal information for its training and operations departments to provide feedback and to identify telephone representatives who may need additional training.

SALES AND MARKETING

  The Company's sales and marketing strategy focuses on leveraging the Company's teleservices expertise, integrated service capabilities and reputation for premium quality service in order to cross-sell its services to existing clients and to develop new long-term client relationships. The Company also identifies industries that face increased competition, such as telecommunications, insurance, banking, pharmaceuticals, consumer goods and computer software, in which the Company can offer clients large-scale cost-effective solutions on an outsourced basis.

  The Company formulates detailed annual marketing plans. These plans contain objectives and milestones which are tracked regularly throughout the year. The sales organization consists of a vice president of sales for each division that manages a group of national account managers. A national account manager's primary responsibility is to solicit business from new prospects and to enhance existing client relationships. Commissions are paid on both new sales and incremental revenues generated from existing clients to provide the appropriate incentives for national account managers. Once a client campaign is initiated, a client services account manager is responsible for the daily management of the campaign.

COMPETITION

  The teleservices industry is highly fragmented and competitive. The Company's competitors in the teleservices industry range from very small firms catering to specialized applications and short-term projects to large independent firms and the in-house operations of many clients and potential clients. In addition, some of the Company's services compete with other forms of marketing such as mail, television and radio. While the Company has various competitors for each of its divisions, the Company believes that only a few competitors currently have the capability to provide each of inbound, automated voice-processing and outbound services. The Company believes that the principal competitive factors in the teleservices industry are capacity, flexibility of implementing customized solutions to clients' teleservices needs, technological expertise and price.

PROPRIETARY RIGHTS AND LICENSES

  The Company has made significant investments in the development of its proprietary software systems and hardware platforms. The Company relies on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures, to establish and protect its proprietary rights. The Company does not license any of its software or hardware designs for use by others. Despite these precautions, there can be no assurance that misappropriation of the Company's proprietary software and hardware designs will not occur. Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third-parties, there can be no assurance that third-parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available in certain foreign countries should the Company commence operations outside North America.

GOVERNMENT REGULATION

  Teleservices sales practices are regulated at both the federal and state level. The significant growth of the telemarketing industry in the 1980's produced concern over the proliferation of unsolicited teleservices calls made to private residences. In response, Congress passed the Telephone Consumer Protection Act of 1991 (the "TCPA") as the first attempt at regulating the telemarketing industry. The Federal Communications Commission ("FCC") enacted rules pursuant to the TCPA in December 1992 which prohibit the initiation of telephone solicitations to residential telephone subscribers before 8:00 a.m. and after 9:00 p.m. and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. The FCC rules also require the maintenance of a list of residential consumers that have stated that they do not want to receive telephone solicitations to ensure that companies avoid making calls to consumers on this list.

  In a further effort to combat telemarketing fraud, Congress also passed the Federal Telemarketing Consumer Fraud and Abuse Act of 1994 ("TCFAA") which authorized the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. In 1995, the FTC issued its new Telemarketing Sales Rule, which went into effect in January 1996. The Telemarketing Sales Rule broadly defines telemarketing as a plan, program or campaign conducted to induce the sale of goods, or services through the use of one or more telephones and which involve more than one interstate telephone call. The Telemarketing Sales Rule covers most outbound telemarketing calls and certain inbound telemarketing calls. The Telemarketing Sales Rule excludes from its coverage, among other things, (i) certain calls initiated by customers in response to catalog offerings, (ii) calls initiated by customers in response to mass media advertisements, except advertising relating to investment opportunities, credit repair services, offers to recover money lost in previous telemarketing transactions or solicitations that represent a high likelihood of success in obtaining credit if a payment in advance of obtaining credit is required, (iii) certain calls initiated by customers in response to a direct mail solicitation, (iv) pay per call services which are subject to the FTC's 900 Number Rule, and (v) business-to-business calls except those involving the sale of nondurable office or cleaning supplies. The Telemarketing Sales Rule sets forth certain mandatory disclosures which must be made in connection with telephone sales, and requires that records be kept for a period of two years. The Telemarketing Sales Rule proscribes the making of outbound calls to consumers who have previously requested not to be called. Telemarketers who inadvertently call such persons can avoid liability only if they have implemented a set of "do-not-call" procedures and have trained their personnel to abide by these procedures. The Telemarketing Sales Rule prohibits telemarketers from making any false or misleading statements to induce any person to pay for goods or services, from using threats, intimidation and profane or obscene language during calls, from causing any telephone to ring repeatedly or continuously with intent to annoy, abuse or harass any person and from engaging in other certain conduct. The Telemarketing Sales Rule also prohibits telemarketers from debiting a consumer's checking, charge or similar account without the consumer's express written authorization. Alternatively, a consumer may give an oral authorization if the oral authorization is recorded and certain disclosures are made. The Telemarketing Sales Rule also imposes potential liability on companies providing substantial assistance to those engaged in violations of the Telemarketing Sales Rule.

  In addition to the FTC's new Telemarketing Sales Rule, there are numerous state statutes and regulations governing telemarketing activities to which the Company is subject. These statutes impose restrictions on auto-dialed recorded message players, on solicitations initiated by or on behalf of the seller of goods or services and on the monitoring of telephone calls of telemarketer employees. Some states also require registration of any telemarketing campaign prior to any solicitation or attempted solicitation in connection therewith and impose certain mandatory disclosures which must be made during the course of the telephone calls. A number of states also provide that a sale cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the Company or its industry.

  The FTC has also adopted regulations governing pay per call services (the "900 Number Rule") pursuant to the Telephone Disclosure and Dispute Resolution Act passed by Congress in 1992 ("TDDRA"). The 900 Number Rule prescribes the content of advertising for such services, requires that certain introductory disclosures be made (at no charge to the caller) and provides for the manner and content of billing and collection for such services. The FCC supplements this regulation by requiring that common carriers assign a telephone number to a provider of interstate pay per call services and offer billing and collection services to such a provider to assure compliance with the 900 Number Rule. In March 1997, the FTC initiated a 900 Number rulemaking review proceeding to evaluate the operation of the 900 Number Rule and to determine whether the scope of the 900 Number Rule should be expanded to information services provided through dialing patterns other than 900 numbers. The Company cannot predict whether any modifications will be made to the 900 Number Rule, and, if so, what impact they would have on the Company or its industry.

  The Telecommunications Act of 1996 also contains certain provisions which may impact upon the Company. Because of abuses that arose from pay per call services offering toll free numbers, the 1996 Act eliminated the tariffed service exception from the pay per call rules and required the FCC to adopt new and more stringent rules for the use of toll free numbers for pay per call services. The FCC has proposed rules for the use of toll free numbers for pay per call services. The FCC has proposed rules designed to restrict the use of toll free numbers in connection with pay per call information programming. Among the most significant changes to the toll free number rules are that presubscription agreements now must be executed in writing, require the use of a PIN or other identifier unique to the subscriber and provide subscribers with a choice of billing method direct remit, debit prepaid account phone bill or credit or calling card. As an alternative, information providers may charge information services provided via toll free numbers with a prepaid account or debit, credit, charge or calling card if there is a preamble disclosing the costs, the point when the charges begin and billing methods. There are also corresponding disclosure requirements for soliciting presubscription agreements and for consumers' billing statements.

  The industries served by the Company are also subject to varying degrees of government regulation. Generally, the Company relies on its clients and their advisors to develop the scripts to be used by the Company in making consumer solicitations. The Company generally requires its clients to indemnify the Company against claims and expenses arising with respect to the Company's services performed on its clients' behalf. The Company employees who complete sales for insurance companies are required to be licensed by various state insurance commissions and participate in regular continuing education programs, which are currently provided in-house by the Company. A state insurance department is reviewing certain practices and procedures used by the Company. The Company is working with the insurance department to comply with all regulations. The Company has never been held financially responsible, or been assessed any penalty, in any material respect for regulatory noncompliance. The Company may be subject to the payment of penalties in this matter, but based on its experience in other states, its understanding of the resolutions of similar reviews of other companies and the advice of legal counsel, the Company believes that this matter is not likely to have a material adverse effect on the Company.

  The Company believes it is in compliance in all material respects with all federal and state regulations. The Company specifically trains its marketing representatives to handle calls in an approved manner, and maintains "do not call" lists.

  There can be no assurance, however, that the Company would not be subject to regulatory challenge for a violation of federal or state law by any of its clients.

ITEM 2. PROPERTIES

  The Company operated four automated voice response facilities with approximately 4,400 telephone workstations as of December 31, 1996 and approximately 5,800 ports as of December 31, 1996 and eight state-of-the-art call centers. Certain of the Company's call centers can be used interchangeably by both Inbound and Outbound.

  Inbound operates three large volume, automated call-processing facilities located in Omaha, Nebraska, San Antonio, Texas and Hampton, Virginia. These facilities consist of approximately 1,800 computer-assisted workstations. In 1996, Inbound employed an average of approximately 3,970 operators per day with peak employment of approximately 4,200 operators per day.

  Interactive operates four large volume, automated voice response platforms located in Omaha, Nebraska (two platforms), San Antonio, Texas and Calgary, Alberta (Canada). Interactive has a total capacity of approximately 5,600 voice response ports. Interactive is not a labor intensive business and currently employs approximately 195 managerial, staff and administrative personnel.

  Outbound operates five large volume, automated facilities located in San Antonio, Texas, Universal City, Texas, El Paso, Texas, Killeen, Texas and Waco, Texas. Outbound currently maintains approximately 2,600 computer-assisted workstations and in 1996 employed an average of 3,500 marketing representatives per day with peak employment of approximately 4,600 marketing representatives per day.

  The following table summarizes the location of, and the number of telephone workstations at each of the Company's call centers for each of Inbound, Interactive and Outbound.

                                           NUMBER OF             NUMBER OF
     CALL CENTERS                    TELEPHONE WORKSTATIONS VOICE RESPONSE PORTS
     ------------                    ---------------------- --------------------
     Inbound
       Omaha, Nebraska.............            725                   --
       San Antonio, Texas..........            539                   --
       Hampton, Virginia...........            577                   --
         Inbound Total.............          1,841                   --
     Interactive
       Omaha, Nebraska.............            --                  3,887
       San Antonio, Texas..........            --                  1,687
       Calgary, Alberta............            --                    230
         Interactive Total.........            --                  5,804
     Outbound
       San Antonio, Texas..........          1,021                   --
       Universal City, Texas.......            480                   --
       El Paso, Texas..............            594                   --
       Killeen, Texas..............            252                   --
       Waco, Texas.................            252
         Outbound Total............          2,599                   --
           Total...................          4,440                 5,804

  The Company occupies approximately 597,000 square feet of office space. All facilities described above other than the facilities located in San Antonio, Texas are leased.

  The Company believes that its facilities are adequate for its foreseeable needs and that additional space will be available as required. See Note E to Combined Financial Statements for information regarding the Company's obligations under its facilities leases.


ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Interactive is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, on September 12, 1991, captioned Lamar Andrews, individually and as Representative of a Class of All Other Persons Similarly Situated, Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The District Court certified a master class of all persons who paid for one or more 900 number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or other prizes, gifts or information on unclaimed funds. These calls were billed and collected by AT&T Corp. ("AT&T") and U.S. Sprint Communications Company Limited Partnership ("Sprint"). The District Court also certified a sub-class of those persons who paid, in the State of Georgia, for one or more such calls billed and collected by AT&T or Sprint. The complaint alleges that the programs at issue involved, among other things, acts of unlawful gambling, mail fraud and wire fraud in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Communications Act of 1934, the federal common law of communications and other state and federal laws. Interactive provided interactive voice processing and billing services to a customer which conducted some of the programs at issue in the litigation. The billing services were provided through AT&T. The action seeks recovery of treble damages (which amount has not been specified), punitive damages, costs and attorneys' fees. The Company's potential liability and expenses in this matter are not covered by insurance. On September 19, 1996, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's order certifying the classes on the ground that the class action would be unmanageable and, on December 4, 1996, it denied the plaintiffs' subsequent petition for rehearing. On February 19, 1997, a Motion to Amend Class Definition and a Renewed Motion for Class Certification was filed by the plaintiffs in the District Court. The Company cannot predict the ultimate outcome of this case or the magnitude of any potential damages or costs payable by the Company. The Company believes that the decision by the United States Court of Appeals is a favorable development and intends to vigorously contest the claims made in this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

 NAME                                 AGE POSITION
 ----                                 --- --------
 Gary L. West........................  51 Chairman of the Board and Director
 Mary E. West........................  51 Vice Chair of the Board, Secretary
                                          and Director
 Troy L. Eaden.......................  34 Chief Executive Officer and Director
 Thomas B. Barker....................  42 President, Chief Operating Officer
                                          and Director
 Michael A. Micek....................  47 Chief Financial Officer, Vice
                                          President--
                                          Finance and Treasurer
 Nancee R. Berger....................  36 President--Interactive Teleservices
 John W. Erwin.......................  34 President--Direct Teleservices
 Lee O. Waters.......................  38 Executive Vice President--Operator
                                          Teleservices
 Mark V. Lavin.......................  38 Executive Vice President--Direct
                                          Teleservices
 Michael M. Sturgeon.................  35 Executive Vice President--Sales and
                                          Marketing
 Joseph L. Bradley...................  42 Executive Vice President--Systems and
                                          Technology
 Diane K. Ferris.....................  49 Chief Administrative Officer


  GARY L. WEST co-founded WATS Marketing of America ("WATS") in 1978 and remained with that company until 1985. Mr. West joined the Company in July 1987 after the expiration of a noncompetition agreement with WATS. Mr. West has served as Chairman of the Board since joining the Company. Mr. West and Mary E. West are husband and wife.

  MARY E. WEST co-founded WATS and remained until December 1985. In January 1986, she and Mr. Eaden founded the Company. Mrs. West has served as Vice Chair of the Company since 1987. Mrs. West and Mr. West are wife and husband.

  TROY L. EADEN co-founded the Company with Mrs. West in January 1986. He has served as the principal executive of the Company since 1989 and has formally held the title of Chief Executive Officer since March 1995. Mr. Eaden was employed by WATS from May 1980 to December 1985.

  THOMAS B. BARKER joined the Company in 1991 as Executive Vice President of Interactive. Mr. Barker was promoted to President and Chief Operating Officer of the Company in March 1995. Prior to joining the Company, he served as President and Chief Operating Officer of Cue Network Corp., a provider of nationwide paging and satellite data distribution services.

  MICHAEL A. MICEK joined the Company in 1988 and was appointed to his current position in 1990. Prior to joining the Company, Mr. Micek was a partner in the accounting firm of Blackman and Micek, P.C. from 1983 to 1988 and was employed by the accounting firm of Touche Ross from 1981 to 1983.

  NANCEE R. BERGER joined Interactive in 1989 as Manager of Client Services. Ms. Berger was promoted to Vice President of Interactive in May 1994. She was promoted to Executive Vice President of Interactive in March 1995, and to President of Interactive Teleservices in October 1996. Before joining Interactive, she was Senior Project Manager at Applied Communications, Inc.

  JOHN W. ERWIN joined the Company in 1988 as Executive Vice President of Outbound. In March of 1995, Mr. Erwin became President--Direct Teleservices. Prior to joining the Company, Mr. Erwin held a management position with Dial America Marketing and a management and ownership position with Telcom Communications Marketing, Inc., both of which provide outbound telemarketing services.

  LEE O. WATERS joined the Company in 1994 as a Vice President of Sales and Marketing for Inbound and was promoted to Executive Vice President--Operator Teleservices in 1996. Prior to joining the Company, he was employed by Federal Express. From 1989 until 1992 at Federal Express, he was a District Sales Manager of the Commonwealth District and in 1992 he became the Regional Manager of the Catalog and Remail Services Division.

  MARK V. LAVIN joined the Company in 1996 as Executive Vice President--Direct Response TeleServices. From 1991 until 1996, he held various management positions in reservation services for Radisson Hospitality Worldwide.

  MICHAEL M. STURGEON joined the Company in 1991 a National Account Manager-- Interactive. In September 1994, Mr. Sturgeon was promoted to Vice President of Sales and Marketing--Interactive. In March of 1997, Mr. Sturgeon was promoted to Executive Vice President--Sales and Marketing for the Company. Prior to joining the Company, Mr. Sturgeon was a management consultant for Anderson Consulting and Laventhol & Hartworth.

  JOSEPH L. BRADLEY has been at the Company since its inception in 1986. Mr. Bradley is Executive Vice President--Systems and Technology. Prior to joining the Company, Mr. Bradley worked in information systems from 1982 to 1986 with First Data Resources.

  DIANE K. FERRIS joined the Company in 1988 as Vice President of Operations-- Inbound. In February 1991, Ms. Ferris was promoted to Chief Administrative Officer. Prior to joining the Company, Ms. Ferris was Vice President of Administration and Corporate Planning for Mutual of Omaha Fund Management Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On December 2, 1996, the Company completed the initial public offering (the "Initial Public Offering") of its shares of common stock, par value $0.01 per share (the "Common Shares" or "Shares").The Common Shares are listed on the Nasdaq National Market under the symbol "WTSC." The high and low closing sales prices for Common Shares in the fourth quarter of 1996, as reported on the Nasdaq National Market since December 2, 1996, were $25.50 and $21.00, respectively.

  As of March 17, 1997, there were 94 holders of record of Common Shares. As of the same date, there were a total of 63,330,000 Common Shares issued and outstanding. No dividends have been declared with respect to the Common Shares since the Initial Public Offering. The Company currently intends to retain earnings to finance the growth and development of its business and for working capital and general corporate purposes, and does not anticipate paying cash dividends on the Common Shares in the foreseeable future. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

  The Company entered into an Agreement and Plan of Reorganization, dated as of November 20, 1996, with all of the stockholders of three companies affiliated with the Company, Inbound, Outbound and Interactive. Pursuant to this agreement, the stockholders received in the aggregate 56,775,000 Common Shares in exchange for all of their respective holdings of capital stock in each of the affiliates. All of the foregoing were effected in reliance upon
Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected consolidated historical financial data has been derived from the audited historical consolidated financial statements of the Company. The Company's consolidated financial statements as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994 and Deloitte & Touche LLP's audit report with respect thereto have been included in this Annual Report on Form 10-K. The information is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1992      1993      1994      1995      1996
                              --------  --------  --------  --------  --------
                              (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED
                                            OPERATING DATA)
                              ------------------------------------------------
INCOME STATEMENT DATA:
  Revenue.................... $101,208  $142,508  $186,512  $256,894  $317,210
  Cost of services...........   56,181    77,785   102,707   146,531   180,380
  Selling, general and
   administrative expenses...   32,789    45,041    51,904    70,575    87,499
  Litigation settlement......       --     4,400        --        --        --
                              --------  --------  --------  --------  --------
  Net operating income.......   12,238    15,282    31,901    39,788    49,331
  Net other expense..........   (1,147)   (1,419)   (1,905)   (3,389)   (3,420)
                              --------  --------  --------  --------  --------
  Net income before income
   tax expense...............   11,091    13,863    29,996    36,399    45,911
  Actual income tax expense..       --        48       269       828     4,213
Pro Forma Information(1):
    Income tax expense.......    2,832     5,234    10,900    13,130    12,950
                              --------  --------  --------  --------  --------
    Net income............... $  8,259  $  8,581  $ 18,827  $ 22,441  $ 28,748
                              ========  ========  ========  ========  ========
    Primary and fully diluted
     earnings per common and
     common equivalent share. $   0.16  $   0.16  $   0.35  $   0.42  $   0.52
                              ========  ========  ========  ========  ========
    Weighted average number
     of common shares
     outstanding.............   53,251    53,968    53,968    53,968    54,891
                              ========  ========  ========  ========  ========
SELECTED OPERATING DATA:
  Operating margin...........     12.1%     10.7%     17.1%     15.5%     15.6%
  Number of workstations (at
   end of period)............    1,693     2,095     2,228     3,158     4,440
  Number of ports (at end of
  period)....................    2,070     2,530     3,496     3,870     5,804
                                              DECEMBER 31,
                              ------------------------------------------------
                                1992      1993      1994      1995      1996
                              --------  --------  --------  --------  --------
BALANCE SHEET DATA:
  Working capital............ $ (4,905) $ (4,742) $  5,408  $  6,550  $ 46,169
  Property and equipment,
   net.......................   21,587    26,396    30,820    45,889    69,025
  Total assets...............   49,546    60,225    88,880   123,452   238,285
  Total debt.................   26,195    23,913    32,608    41,743    22,523
  Stockholders' equity.......    9,423    13,165    27,179    38,229   158,879

  (1) Reflects a pro forma provision for income taxes as if the Company had been subject to federal and state corporate income taxes for all periods. The pro forma provision for income taxes represents a combined federal and state tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

  Certain statements under this caption constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Item 1. Business."

OVERVIEW

  Inbound was formed in 1986 and, together with its affiliates, is one of the largest independent teleservices companies in the United States. During the first nine months of operations, the Company focused its resources on designing and building an automated call-processing platform to effectively manage large volumes of inbound calls. In January 1989, the Company began offering automated voice response services utilizing its own proprietary technology platform. In May 1990, the Company began offering outbound teleservices utilizing state-of-the-art workstations staffed by highly trained teleservices representatives. The Company is a leading provider of each of these services to businesses on an outsourced basis. The Company also believes it has established a distinct competitive advantage in its ability to offer a range of services through its three operating divisions (Inbound, Interactive and Outbound) on a fully integrated basis.

  REVENUE: Inbound services represented approximately 29.3% of total revenue for the year ended December 31, 1996. Revenue for inbound services is primarily generated on the basis of the number of calls received and processed on behalf of clients. The Company also generates revenue by providing assistance to clients in the design and implementation of new applications.

  Interactive services represented approximately 42.2% of total revenue for the year ended December 31, 1996. Revenue for interactive services is primarily generated on the basis of total billable minutes as measured between a caller and the Company's automated voice response units. The Company also generates revenue by providing billing and collection services for pay per call programs.

  Outbound services represented approximately 28.5% of total revenue for the year ended December 31, 1996. Revenue for outbound services is generated on an hourly basis as calls are placed by the Company's marketing representatives on behalf of its clients. The Company also generates revenue by providing assistance to its clients in the design and programming of customized applications.

  EXPENSES: Costs of telecommunications services incurred by the Company are primarily comprised of long distance transmission charges. The Company effectively manages its telecommunications costs through a long-term services contract with AT&T which includes an established rate schedule subject to certain call volume commitments. As one of the largest clients of AT&T, the Company believes it has negotiated a favorable contract at an attractive service rate. The Company has also entered into a number of equipment maintenance and network management contracts with AT&T in order to facilitate reliable and efficient network operations. Rates for telecommunications services are primarily determined by total call volume and level of network management and technical support under contract.

  The Company manages its direct labor costs through its flexible staffing and scheduling initiatives. In particular, the Company has developed its own proprietary scheduling systems which are designed to optimize staffing and pay levels in anticipation of fluctuating call volumes as clients' campaigns are scheduled. The Company seeks to control its direct labor costs by decentralizing its operations and by seeking new geographic markets which offer attractive labor market characteristics for its Inbound and Outbound services. Direct labor rates fluctuate based upon local market factors such as the size and availability of a part-time workforce in addition to local economic growth. Labor rates are adjusted, as necessary, to attract the required number of service representatives during seasonal fluctuations.

  Selling, general and administrative expenses consist of all expenses that support the ongoing operation of the Company. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of goodwill, allowance for doubtful accounts, sales and marketing activities, client support services, and corporate management costs. Changes in selling, general and administrative expenses primarily reflect the addition of new facilities over certain periods or expanded marketing activities.

  Through November 25, 1996 each of the West Affiliates were treated for federal income tax purposes as an S Corporation under the Internal Revenue Code. As a result, the stockholders of each of the West Affiliates, rather than the West Affiliates, have paid all federal income tax on the West Affiliates' income. Each of the West Affiliates has made periodic distributions to its stockholders in amounts approximately equal to its stockholders' corresponding tax liabilities associated with such companies' earnings plus amounts representing a portion of retained earnings. Additionally, the Company has earned state income tax credits in Nebraska under a job creation and investment incentive program. As a result, the West Affiliates' stockholders have paid little, if any, state income tax in Nebraska. As of November 26, 1996, the Company has been considered a C Corporation for federal and state income tax purposes. The Company still is eligible for similar tax credits in Nebraska, at least through 1998, so long as the Company continues to create additional employment positions within that state. As the Company opens new facilities in states without job or investment tax credits, or in states with corporate income taxes, its effective tax rate may increase.

RESULTS OF OPERATIONS

  The following table sets forth the Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1994   1995   1996
                                                            -----  -----  -----
   Revenue................................................. 100.0% 100.0% 100.0%
   Cost of services........................................  55.1   57.0   56.8
   Selling, general and administrative expenses............  27.8   27.5   27.6
   Net operating income....................................  17.1   15.5   15.6
   Net other expense.......................................  (1.0)  (1.3)  (1.1)
   Net income before income tax expense....................  16.1   14.2   14.5
   Actual income tax expense...............................   0.1    0.3    1.3
   Pro forma provision for income taxes....................   5.9    5.1    4.1
                                                            -----  -----  -----
   Pro forma net income....................................  10.1%   8.8%   9.1%
                                                            =====  =====  =====

  YEARS ENDED DECEMBER 31, 1996 AND 1995

  REVENUE: Revenue increased $60.3 million or 23.5% to $317.2 million in 1996 from $256.9 million in 1995. The increase in revenue included $18.5 million derived from new clients and $41.8 million derived from existing clients. The overall revenue increase is attributable to higher call volumes. Approximately $7 million of the increase in revenue was attributable to the introduction of the custom operator services offering. This new division specializes in dedicated inbound live operator applications.

  COST OF SERVICES: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $33.9 million or 23.1% in 1996 to $180.4 million from $146.5 million for the comparable period of 1995. As a percentage of revenue, cost of services remained relatively unchanged at 56.8% for the year ended December 31, 1996 compared to 57.0% in 1995. The key component of direct labor was held in check partly through the entering of new labor markets by adding new facilities in Hampton, Virginia, Killeen, Texas, and Waco, Texas.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A expenses increased by $16.9 million or 24.0% to $87.5 million for the year ended December 31, 1996 from $70.6 million in 1995. As a percentage of revenue, SG&A expenses increased to 27.6% for the year ended December 31, 1996 compared to 27.5% in 1995.

  NET OPERATING INCOME: Net operating income increased by $9.5 million or 24.0% to $49.3 million in 1996 from $39.8 million in 1995. As a percentage of revenue, net operating income remained relatively unchanged at 15.6% for the year ended December 31, 1996 compared to 15.5% in the 1995 period due to the factors discussed above.

  NET OTHER EXPENSE: Net other expense includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest expense from short-term and long-term borrowings under credit facilities and capital leases, minority interest in net income and other expense. Other expense remained virtually unchanged at $3.4 million for the year ended December 31, 1996.

  PRO FORMA NET INCOME: Pro forma net income increased by $6.3 million or 28.1% for the year ended December 31, 1996, to $28.7 million from $22.4 million in 1995. Pro forma net income includes a provision for actual income tax expense and pro forma income tax expense at a combined effective rate of 36.3% for 1996 and 37.2% for 1995. These rates reflect the combined federal and state income tax rate of the Company as if it had been treated as a C Corporation. The decrease in the effective tax rate is attributable to increased tax credits available under a Nebraska incentive program.

  YEARS ENDED DECEMBER 31, 1995 AND 1994

  REVENUE: Revenue increased $70.4 million or 37.7% to $256.9 million in 1995 from $186.5 million in 1994. The increase in revenue included $24.2 million derived from new clients and $46.2 million derived from existing clients. The overall revenue increase is attributable principally to higher call volumes.

  COST OF SERVICES: Cost of services increased $43.8 million or 42.6% to $146.5 million in 1995 from $102.7 million in 1994. As a percentage of revenue, cost of services increased to 57.0% in 1995 from 55.1% in 1994. The increase was primarily attributable to increased labor rates experienced in the Company's Inbound division, offset partially by lower telephone costs.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses increased by $18.7 million or 36.0% to $70.6 million for 1995 from $51.9 million for 1994. As a percentage of revenue, SG&A expenses decreased to 27.5% in 1995 from 27.8% in 1994. The decrease as a percentage of revenue primarily reflects greater efficiencies achieved through higher call volumes.

  NET OPERATING INCOME: Net operating income increased $7.9 million or 24.8% to $39.8 million in 1995 from $31.9 million in 1994. As a percentage of revenue, net operating income decreased to 15.5% in 1995 from 17.1% in 1994 due to the factors discussed above.

  NET OTHER EXPENSE: Net other expense increased $1.5 million or 77.9% to $3.4 million in 1995 from $1.9 million in 1994. This increase was primarily due to increased interest expense from higher average borrowings outstanding.

  PRO FORMA NET INCOME: Pro forma net income increased by $3.6 million or 19.2% to $22.4 million in 1995 from $18.8 million in 1994. Pro forma net income includes a provision for actual federal and state income tax expense and pro forma income tax expense at a combined effective rate of 37.2% for 1995 and 36.1% 1994. These rates reflect the combined federal and state income tax rate as if the Company had been treated as a C Corporation, less applicable credits. The increase in the effective tax rate in fiscal 1995 is attributable to higher state income taxes due to a larger proportion of total revenues generated outside of Nebraska.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank lines of credit.

  The Company's credit facilities consist of $8.0 million and $4.5 million revolving credit facilities, with no outstanding balances at December 31, 1996. Advances under the revolving credit facilities bear interest at the prime rate less 0.25% and 0.50%, respectively. The revolving credit facilities terminate on June 30, 1997, and July 1, 1997, respectively. Aggregate borrowings under the revolving credit facilities are limited to 80% of eligible accounts receivable. At December 31, 1996, the Company had term loans with banks that totaled $5.9 million, which were used to fund capital expenditures and real estate investments. Repayment of all bank debt is secured by the Company's accounts receivable, equipment, real estate, and other assets. In addition, the Company's loan agreements contain certain financial covenants and restrictions.

  The Company also has a $30 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which are assigned by the Company to the bank. There were no outstanding borrowings under this facility at December 31, 1996. This credit facility expires on June 30, 1997.

  Net cash flow from operating activities increased $6.5 million or 13.7% to $54.1 million for the year ended December 31, 1996, compared to an increase of $14.2 million in 1995, and was $47.6 million, and $33.4 million for the years ended 1995, and 1994, respectively. The increase in each period was due principally to higher net income and depreciation and amortization each year, partially offset by increased cash used for accounts receivable resulting from growth in revenue.

  Net cash flow used in investing activities was $20.6 million for the year ended December 31, 1996 compared to $14.5 million in 1995, and was $7.9 million for the year ended December 31, 1994. The increase in each period was primarily due to investments in call centers to support the growth of the business, in addition to the purchase of real estate in 1995 for $3.2 million.

  Net cash flow used in financing activities was $0.3 million for the year ended December 31, 1996 compared to $25.2 million in 1995, and was $20.6 million for 1994. The net cash flow used in financing activities for all periods reflect distributions made to the existing stockholders to cover their tax liabilities as S Corporation stockholders and to provide a return of capital, offsetting borrowings under the Company's credit facilities, net of repayments. Also, the Company realized net proceeds of $107.7 million from the Initial Public Offering on November 26, 1996.

  The Company used the net proceeds of the Initial Public Offering as follows:
(i) to repay total outstanding debt of $42.8 million comprised of (a) an aggregate of $24.7 million outstanding under its revolving credit facilities, (b) $10.9 million in term loans and (c) $7.2 million in outstanding capital leases; (ii) approximately $44.1 million to repay the remaining balance of promissory notes payable to certain stockholders of the Company including interest created in connection with the declaration of a dividend to existing stockholders as part of the conversion of the Company to a C Corporation; and (iii) $4.8 million for capital expenditures. The balance of the net proceeds totaling $16.0 million will be used for working capital and general corporate purposes. The Company expects to renew its revolving lines of credit when they expire and believes it could increase the amount of credit facilities, if needed.

  Capital leasing has been used to fund the majority of computer and telephone equipment, furniture and other equipment placed into service. All capital leases are for a three-year term with a bargain purchase option. The Company expects to exercise its right to purchase all equipment financed by leasing activity at maturity.

  Interactive is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, captioned Lamar Andrews, individually and as Representative of a Class of All Other Persons Similarly Situated, Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The Company cannot predict the ultimate outcome of this case or the magnitude of any potential damages or costs payable by the Company. The Company, therefore, cannot predict the affect of this matter on the future operations and financial position of the Company.

CAPITAL EXPENDITURES

  The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures, which includes the acquisition of equipment through the assumption of capital leases, $37.9 million in 1996, $26.4 million in 1995, and $11.5 million in 1994. The Company projects its capital expenditures for 1997 to be approximately $44.0 million, primarily for the capacity expansion and upgrades at existing facilities and the addition of four new call centers.

  The Company believes that the cash flow from operations, together with the net proceeds of the Initial Public Offering and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or any of its subsidiaries, which are not already pledged as collateral securing the new and existing credit facilities the Company or any of their affiliates may be required to guarantee any additional credit facilities.

INFLATION

  The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is incorporated from the Company's Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders to be held on May 14, 1997. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders to be held on May 14, 1997. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders to be held on May 14, 1997. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders to be held on May 14, 1997. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as a part of the report:

    (1) Financial Statements:

      Report of Independent Auditors.......................................  F-1
      Consolidated balance sheets for the years ended December 31, 1996 and
       1995................................................................  F-2
      Consolidated statement of operations for the years ended December 31,
       1996, 1995, and 1994................................................  F-3
      Combined statements of stockholders' equity for the years ended
       December 31, 1996, 1995 and 1994....................................  F-4
      Consolidated statements of cash flows for the years ended December
       31, 1996, 1995 and 1994.............................................  F-5
      Notes to Consolidated Financial Statements...........................  F-6
    (2) Financial Statement Schedules:
      Report of Independent Auditors.......................................  S-1
      Schedule II (Consolidated valuation accounts three years ended
       December 31, 1996)..................................................  S-2

    (3) Exhibits:

  Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

 EXHIBIT
 NUMBER                                               DESCRIPTION
 -------                                              -----------
  3.01    Restated Certificate of Incorporation of the Company (Exhibit 3.01 to Registration Statement under
          Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
  3.02    Restated Bylaws of the Company (Exhibit 3.02 to Registration Statement under Form S-1 (Amendment No.
          2) dated November 21, 1996, File No. 333-13991)
  10.01   Form of Registration Rights Agreement (Exhibit 10.01 to Registration Statement under Form S-1
          (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.02   Bill of Sale & Assignment, dated October 30, 1996, from West Telemarketing Corp. to Troy L. Eaden
          (Exhibit 10.02 to Registration Statement under Form S-1 (Amendment No. 1)
          dated November 12, 1996, File No. 333-13991)
  10.03   Purchase Agreement, dated March 14, 1996, between West Telemarketing Corporation and Executive Jet
          Sales, Inc. (Exhibit 10.03 to Registration Statement under Form S-1 (Amendment No. 1) dated November
          12, 1996, File No. 333-13991)
  10.04   1996 Stock Incentive Plan (Exhibit 10.04 to Registration Statement under Form S-1 (Amendment No. 1)
          dated November 12, 1996, File No. 333-13991)
  10.05   Agreement and Plan of Reorganization (Exhibit 10.05 to Registration Statement under Form S-1
          (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
  10.06   Employment Agreement with Thomas B. Barker (Exhibit 10.06 to Registration Statement under Form S-1
          (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.07   Employment Agreement with Michael A. Micek (Exhibit 10.07 to Registration Statement under Form S-1
          (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.08   Employment Agreement with Troy L. Eaden (Exhibit 10.08 to Registration Statement under Form S-1
          (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.09   Employment Agreement with Lee Waters (Exhibit 10.09 to Registration Statement under Form S-1
          (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.10   Employment Agreement with Wayne Harper (Exhibit 10.10 to Registration Statement under Form S-1
          (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.11   Stock Redemption Agreement, dated April 9, 1996, by and among John W. Erwin, Gary L. West, Mary E.
          West and Troy L. Eaden (Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1)
          dated November 12, 1996, File No. 333-13991)
  10.12   Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary
          E. West, Troy L. Eaden and the Company (Exhibit 10.12 to Registration Statement under Form S-1
          (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
  10.13   Personnel Company Subscription Service Agreement, dated as of November 12, 1996, between West
          Telemarketing Insurance Agency, Inc. and West Telemarketing Corporation Outbound (Exhibit 10.13 to
          Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
  10.14   Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple
          Partnership (Exhibit 10.14 to Registration Statement under Form S-1 (Amendment No. 1) dated November
          12, 1996, File No. 333-13991)
  21.01   Subsidiaries of the Company (Exhibit 21.01 to Registration Statement under Form S-1 (Amendment No.
          2) dated November 21,1996, File No. 333-13991)
  24.01   Powers of Attorney executed by officers and directors who signed this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          West TeleServices Corporation

                                                     /s/ Troy L. Eaden
                                          By:_________________________________
                                              TROY L. EADEN, CHIEF EXECUTIVE
                                               OFFICER (PRINCIPAL EXECUTIVE
                                                         OFFICER)

March 31, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURES                        TITLE                 DATE

          /s/ Gary L. West             Chairman of the          March 31, 1997
-------------------------------------   Board and Director
            GARY L. WEST

          /s/ Mary E. West             Vice Chair of the        March 31, 1997
-------------------------------------   Board and Director
            MARY E. WEST

          /s/ Troy L. Eaden            Chief Executive          March 31, 1997
-------------------------------------   Officer and
            TROY L. EADEN               Director (Principal
                                        Executive Officer)

        /s/ Thomas B. Barker           President and Chief      March 31, 1997
-------------------------------------   Operating Officer
          THOMAS B. BARKER              and Director

        /s/ Michael A. Micek           Chief Financial          March 31, 1997
-------------------------------------   Officer (Principal
          MICHAEL A. MICEK              Financial and
                                        Accounting Officer)

        /s/ William E. Fisher          Director                 March 31, 1997
-------------------------------------
          WILLIAM E. FISHER

          /s/ Greg T. Sloma            Director                 March 31, 1997
-------------------------------------
            GREG T. SLOMA

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West TeleServices Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West TeleServices Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West TeleServices Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Omaha, Nebraska
February 5, 1997

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
ASSETS (Notes B and D)                                      --------  --------
CURRENT ASSETS:
  Cash and cash equivalents................................ $ 55,065  $ 21,861
  Accounts receivable, net of allowance for doubtful
   accounts of $244 and $1,557.............................   45,982    35,955
  Notes receivable.........................................      360       522
  Accounts receivable--financing (Note B)..................   11,805    13,980
  Deferred income tax--current (Note G)....................       88       --
  Other....................................................    3,961     3,079
                                                            --------  --------
    Total current assets...................................  117,261    75,397
PROPERTY AND EQUIPMENT (Note E):
  Land and Improvements....................................    1,132     1,148
  Buildings................................................    8,043     7,257
  Telephone and computer equipment.........................   62,521    43,722
  Office furniture and equipment...........................   20,295    12,882
  Leasehold improvements...................................   18,180     7,171
  Construction in process..................................      749     2,843
                                                            --------  --------
                                                             110,920    75,023
  Accumulated depreciation and amortization................  (41,895)  (29,134)
                                                            --------  --------
                                                              69,025    45,889
GOODWILL, NET OF AMORTIZATION OF $168 AND $-0-(Note C).....   50,365       --
LAND HELD FOR DEVELOPMENT..................................    1,583     1,583
OTHER ASSETS...............................................       51       583
                                                            --------  --------
                                                            $238,285  $123,452
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable--bank (Note D)............................. $    --   $  6,500
  Notes payable--financing (Note B)........................      --     13,456
  Accounts payable.........................................   23,271    21,511
  Customer deposits and holdbacks..........................   12,662     5,340
  Accrued wages and benefits...............................    5,748     4,649
  Accrued phone expense....................................    8,404     7,192
  Other current liabilities................................    2,501     2,103
  Current obligations under capital leases (Note E)........   10,915     5,192
  Current maturities of long-term debt (Note D)............    5,894     2,208
  Income tax payable--current (Note G).....................    1,697       696
                                                            --------  --------
    Total current liabilities..............................   71,092    68,847
OBLIGATIONS UNDER CAPITAL LEASES, less current obligations
 (Note E)..................................................    5,714     6,151
LONG-TERM DEBT, less current maturities (Note D)...........      --      8,236
DEFERRED INCOME TAXES, less current portion (Note G).......    2,600       --
COMMITMENTS AND CONTINGENCIES (Notes A, E, F and H)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES.............      --      1.989
STOCKHOLDERS' EQUITY (Notes K, L, M and N)
   Preferred stock, $0.01 par value, 10,000 shares
    authorized, no shares issued and outstanding...........      --        --
   Common stock, $0.01 par value (200,000 shares
    authorized, 63,330 and 56,775 shares issued and
    outstanding)...........................................      633       568
   Additional paid-in capital..............................  157,719     4,743
   Retained earnings.......................................      527    32,918
                                                            --------  --------
    Total stockholders' equity.............................  158,879    38,229
                                                            --------  --------
                                                            $238,285  $123,452
                                                            ========  ========

                See notes to consolidated financial statements.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
REVENUE..........................................  $317,210  $256,894  $186,512
COST OF SERVICES.................................   180,380   146,531   102,707
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....    87,499    70,575    51,904
                                                   --------  --------  --------
NET OPERATING INCOME.............................    49,331    39,788    31,901
OTHER INCOME (EXPENSE):
  Interest income................................       577       142       144
  Interest income--financing, net of interest ex-
   pense of $1,244, $1,784 and $1,223............       669       449       234
  Interest expense...............................    (2,880)   (2,403)   (1,606)
  Minority interest in net income of consolidated
   subsidiaries..................................    (1,359)   (1,167)     (979)
  Other income (expense).........................      (427)     (410)      302
                                                   --------  --------  --------
  Net other expense..............................    (3,420)   (3,389)   (1,905)
                                                   --------  --------  --------
NET INCOME BEFORE INCOME TAX EXPENSE:                45,911    36,399    29,996
ACTUAL INCOME TAX EXPENSE (Note G):
  Current income tax expense.....................     1,701       828       269
  Deferred income tax expense....................     2,512       --        --
                                                   --------  --------  --------
  Actual income tax expense......................     4,213       828       269
                                                   --------  --------  --------
NET INCOME AND NET INCOME BEFORE PROFORMA
 INCOME TAX EXPENSE..............................    41,698    35,571    29,727
PROFORMA INFORMATION:
  Income tax expense (Note G)....................    12,950    13,130    10,900
                                                   --------  --------  --------
  Net income.....................................  $ 28,748  $ 22,441  $ 18,827
                                                   ========  ========  ========
Primary and fully diluted earnings per common and
 common
 equivalent share................................  $   0.52  $   0.42  $   0.35
                                                   ========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING....    54,891    53,968    53,968
                                                   ========  ========  ========

                See notes to consolidated financial statements.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                       TOTAL
                                        COMMON PAID-IN   RETAINED  STOCKHOLDERS'
                                        STOCK  CAPITAL   EARNINGS     EQUITY
                                        ------ --------  --------  -------------
BALANCE, January 1, 1994...............  $568  $  4,743  $ 7,854     $ 13,165
  Distributions to stockholders, net of
   $200 paid to minority shareholders..   --        --   (15,783)     (15,783)
  Net income...........................   --        --    29,727       29,727
                                         ----  --------  -------     --------
BALANCE, December 31, 1994.............   568     4,743   21,798       27,109
  Distributions to stockholders, net of
   $662 paid to minority shareholders..   --        --   (24,451)     (24,451)
  Net income...........................   --        --    35,571       35,571
                                         ----  --------  -------     --------
BALANCE, December 31, 1995.............   568     4,743   32,918       38,229
  Issuance of 6,555 shares of common
   stock, net of expense (Note L)......    65   107,658      --       107,723
  Effects of purchase accounting for
   minority interest (Note C)..........   --     50,533      --        50,533
  Distributions to stockholders, net of
   $2,139 paid to minority
   shareholders........................   --     (5,215) (74,089)     (79,304)
  Net income...........................   --        --    41,698       41,698
                                         ----  --------  -------     --------
BALANCE, December 31, 1996.............  $633  $157,719  $   527     $158,879
                                         ====  ========  =======     ========

                See notes to consolidated financial statements.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                          YEARS ENDED DECEMBER
                                                                   31,
                                                         -------------------------
                                                          1996     1995     1994
                                                         -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................   $41,698  $35,571  $29,727
  Adjustments to reconcile net income to net cash
  flows from operating activities:
  Depreciation and amortization.......................    13,551   10,127    7,086
  (Gain) loss on sale of equipment....................      (131)     148       (1)
  Deferred income tax expense.........................     2,512       --       --
  Minority interest...................................     1,359    1,167      979
  Changes in operating assets and liabilities:
  Accounts receivable.................................   (10,027) (10,954)  (9,553)
  Other assets and vendor receivables.................      (350)  (1,540)    (518)
  Accounts payable....................................     1,760    9,423    4,848
  Other current liabilities and accrued expenses......     2,709    3,615      848
  Income tax payable..................................     1,001       --       --
                                                         -------  -------  -------
    Net cash flows from operating activities..........    54,082   47,557   33,416
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................   (21,631) (16,824)  (7,655)
  Proceeds from disposal of property and equipment....     1,540    1,165        2
  Issuance of notes receivable........................    (1,550)      --     (985)
  Proceeds from payments of notes receivable..........     1,027    1,173      760
                                                         -------  -------  -------
    Net cash flows from investing activities..........   (20,614) (14,486)  (7,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt......................    10,320    7,123    2,733
  Payments of debt....................................   (14,870)  (3,644)  (1,895)
  Payments of capital lease obligations...............   (11,535)  (5,193)  (4,176)
  Payments of notes to stockholder....................        --     (975)    (313)
  Net change in line of credit agreement..............    (6,500)    (340)   2,240
  Distribution to stockholders........................   (81,443) (25,113) (15,983)
  Net change in accounts receivable financing and
  notes payable--financing............................   (11,281)   2,187   (2,712)
  Proceeds from issuance of common stock, net of
  expense.............................................   107,723       --       20
  Increase (decrease) in customer deposits and
  holdbacks...........................................     7,322      774     (529)
                                                         -------  -------  -------
    Net cash flows from financing activities..........      (264) (25,181) (20,615)
                                                         -------  -------  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS...............    33,204    7,890    4,923
                                                          21,861   13,971    9,048
CASH AND CASH EQUIVALENTS, Beginning of Period........   -------  -------  -------
CASH AND CASH EQUIVALENTS, End of Period..............   $55,065  $21,861  $13,971
                                                         =======  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest..............   $ 4,696  $ 4,048  $ 2,726
                                                         =======  =======  =======
  Cash paid during the year for income taxes..........   $   702  $   459  $    27
                                                         =======  =======  =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of
  capital lease obligations...........................   $16,297  $ 9,592  $ 3,854
                                                         =======  =======  =======
  Reduction of accounts receivable through issuance of
  notes receivable....................................   $    61  $   367  $ 1,005
                                                         =======  =======  =======

                See notes to consolidated financial statements.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS DESCRIPTION--West TeleServices Corporation (WTSC) and its direct and indirect subsidiaries (West Telemarketing Corporation (WTC), West Interactive Corporation (WIC), West Telemarketing Corporation Outbound (WTCO), Interactive Billing Services, Inc. (IBS) and West Interactive Canada, Inc.
(WICI)) (the "Company") provide a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company is a leading provider in each of inbound operator services, automated voice response services and outbound direct teleservices through its call centers throughout the United States. The Company's inbound operator services ("Inbound") consist of live operator call-processing applications such as order capture, customer service and product support. The Company's automated voice response services ("Interactive") consist of computerized call-processing applications such as automated product information requests, computerized surveys and polling and secure automated credit card activation. The Company's outbound direct teleservices ("Outbound") consist of live operator direct marketing applications such as product sales and customer acquisition and retention campaigns. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all three of its businesses.

  The Company targets businesses in highly competitive, consumer-based industries, including telecommunications, insurance, banking, pharmaceuticals, public utilities, consumer goods and computer software services, that require large volume applications.

  REORGANIZATION--Through the corporate reorganization completed on November 25, 1996, West TeleServices Corporation became the parent company for WTC, WTCO and WIC and indirectly for IBS and WICI. These five corporations were previously under common control and management. Prior to November 25, 1996, each of the five corporations had 10,000 shares of common stock authorized with the exception of WTC which had 100,000 shares authorized. The shares of WICI and IBS were issued during 1994. Each of the five corporations had 10,000 shares issued and outstanding. The corporations entered into a reorganization with the Company whereby each of the stockholders of WTC, WTCO and WIC exchanged their respective capital stock for 56,775,000 shares of common stock of the Company and each of the stockholders of IBS and WICI transferred their respective capital stock to WIC for nominal consideration.

  MINORITY INTEREST--The Company accounted for the minority interest portion of the reorganization under the purchase method of accounting. The consolidated financial statements for all periods presented give effect to the reorganization referred to in the previous paragraph. Under such, the Company recorded the 4.945% minority interest for the period through November 25, 1996 and for 1995 and 1994.

  BASIS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and other insignificant subsidiaries whose operations are interrelated. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION--Inbound revenue is recognized at the time calls are answered by a telemarketing representative based on the number of calls received and processed on behalf of clients. Interactive revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Outbound revenue is recognized on an hourly rate basis at the time the telemarketing representatives place calls to consumers on behalf of its clients. The customer is obligated to pay for these services when these activities have been performed.

  COST OF SERVICES--Cost of services includes labor, telephone and other expense directly related to teleservices activities.

  CASH AND CASH EQUIVALENTS--For purposes of the statement of cash flows, the Company considers short-term investments with maturities of three months or less at acquisition to be cash equivalents.

  FINANCIAL INSTRUMENTS--Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to the Company for the reissuance of debt with similar terms and remaining maturities are used to estimate fair values of the notes payable.

  PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets and is calculated on straight-line methods. The Company's buildings have estimated useful lives of 31.5 years and the majority of the other assets have estimated useful lives of five years.

  GOODWILL AND INTANGIBLES--Goodwill represents the excess of the value of Company stock received by minority shareholders upon their exchange of stock in WTC and WTCO over the book value of this stock. The goodwill is being amortized over 30 years. Included in other assets are the costs of billing agreements with various telephone companies. Amortization expense is calculated on the straight line method over the five year estimated useful lives of the billing agreements. Recoverability of these assets is evaluated periodically based on management's estimate of future undiscounted operating income for each respective component of goodwill.

  CUSTOMER DEPOSITS AND HOLDBACKS--The Company obtains directly from the billing and collection agent, revenue generated from its Interactive customers' programs. The Company retains a specified amount of the revenue and remits the remainder to its customers. The retained amount is based upon the collection history of the customer's program success and is necessary to allow for potential caller adjustments which may be filed within one year of the actual phone calls.

  The Company obtains security deposits from certain Inbound and Interactive customers, which are refunded to the customers when the Company discontinues service to the customers' programs.

  INCOME TAXES--For periods subsequent to November 25, 1996, the Company and its wholly-owned subsidiaries will file a consolidated income tax return. The Company uses an asset and liability

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
approach for the financial reporting of income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting.

Prior to the reorganization in November 1996, the affiliated companies elected to be treated as "Small Business Corporations" for income tax purposes. Under this election, all income and expense flowed through to the stockholders on a pro rata basis for income tax purposes. Accordingly, no provision for actual income taxes has been made except for certain state taxes which are applicable to "Small Business Corporations."

  Prior to the closing of the Company's Initial Public Offering and simultaneous to the reorganization, the five subsidiary companies terminated their Small Business Corporation status and became subject to Federal and state income taxes. The pro forma tax provisions were calculated using the asset and liability approach for financial accounting and reporting of income taxes.

  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE--Earnings per common and common equivalent share have been computed by using the weighted average number of shares outstanding during the year. Outstanding dilutive stock options are included in the computation of weighted average number of shares.

  RECLASSIFICATIONS--Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

B. ACCOUNTS RECEIVABLE FINANCING PROGRAM

  The Company maintains a line of credit with four participating banks in the amount of $30,000, outstanding amounts payable totaled $-0- and $13,456 at December 31, 1996 and 1995, respectively, bearing interest at .5% below the prime rate (actual rate 7.75% at December 31, 1996) to fund customer advances. The paydown of outstanding debt under the line of credit as of December 31, 1996 was made possible through the proceeds of the initial public offering. Substantially all assets of WIC are pledged as collateral on the line of credit which expires June 30, 1997. The Company had advances to Interactive customers through their accounts receivable financing programs aggregating $11,805 and $13,980 at December 31, 1996 and 1995, respectively. Under terms of the programs, advances are collateralized by the customer's accounts receivable from unrelated national billing services. The Company charges interest at the prime rate plus 3.0% actual rate (11.25% at December 31, 1996).

C. GOODWILL

  Goodwill of $50,533 was recorded and is being amortized over 30 years. Amortization expense totaled $168 for the year ended December 31, 1996.

  The goodwill recorded was calculated based upon the number of shares of Company stock received by the minority shareholders upon their exchange of stock in WTC and WTCO multiplied by the initial public offering price. This incremental value over cost was allocated entirely to goodwill since the recorded value of the Company's assets and liabilities, other than goodwill, was approximately equal to their fair value at the date of the transaction.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

D. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

  WTC has revolving lines of credit aggregating $4,500 at two banks which expire in July 1997. The note requires interest at .5% below prime (actual rate 7.75% at December 31, 1996). WTCO had revolving lines of credit aggregating $8,000 at two banks which expire in June 1997 and bear interest at
 .25% below the prime rate (actual rate 8.0% at December 31, 1996). At December 31, 1996, outstanding borrowings under these lines of credit were $-0-.

  Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1996   1995
                                                                  ------ -------
Notes payable to bank (modified on June 11, 1996, due in monthly installments of $54 including interest, payable until maturity on June 11, 1999. The note bears interest at the prime rate
 (8.25% at December 31, 1996). Paid in January 1997.............  $1,436 $ 1,278
Note payable to bank, due in monthly installments of $63
 including interest, payable until maturity on June 11, 1999.
 The note bears interest at the prime rate (8.25% at December
 31, 1996). Paid in January 1997................................   1,693      --
Mortgage note payable to bank, due in monthly installments of
 $25 including interest at the prime rate(8.25% at December 31,
 1996), maturing April 25, 1999. Paid in January 1997...........     651     883
Note payable to bank, due in monthly installments of $79
 including interest, payable until maturity on June 28, 1999.
 The note bears interest at the prime rate (8.25% at December
 31, 1996). Paid in January 1997................................   2,114      --
Notes payable to bank. Paid in 1996.............................      --   8,283
                                                                  ------ -------
                                                                   5,894  10,444
Less current maturities.........................................   5,894   2,208
                                                                  ------ -------
                                                                  $   -- $ 8,236
                                                                  ====== =======

  Substantially all assets of the Companies are pledged as collateral on their debt. The agreements contain restrictive covenants which, among other things, require the maintenance of certain ratios and minimum tangible net worth, as defined in the agreements.

  As of January 31, 1997, the Company paid all outstanding long-term debt obligations plus accrued interest as of December 31, 1996. Based on these payments, all amounts have been classified as currently payable in the accompanying balance sheet.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

E. LEASES

  The Company leases certain land, buildings and equipment under operating and capital leases which expire at varying dates through September 2006. Rent expense was $2,158, $1,807 and $1,360 for the years ended December 31, 1996, 1995 and 1994, respectively. On all real estate leases, the Company pays real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to two five-year options. All of the capital leases call for transfer of ownership or contain bargain purchase options at the end of the lease term. Amortization of assets purchased through capital lease agreements is included in depreciation expense. The following information applies to those leases exclusive of related party leases as discussed in Note F:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
     Assets under capital leases consist of:
       Telephone and computer equipment.......................  $22,107 $15,278
       Office furniture and equipment.........................    3,327   1,874
       Lease/building improvement.............................      343     --
                                                                ------- -------
         Total Cost...........................................   25,777  17,152
     Accumulated depreciation.................................    5,355   4,099
                                                                ------- -------
     Net book value...........................................  $20,422 $13,053
                                                                ======= =======

  During 1997, the Company paid approximately $7,226 in capital lease obligations existing as of December 31, 1996 prior to their scheduled maturity. These prepayments have been classified as currently payable in the accompanying balance sheet. Future minimum payments under non-cancellable operating and capital leases with initial or remaining terms of one year or more and minimum future lease payments and present value of the net minimum lease payments are as follows:

                                                                OPERATING CAPITAL
                                                                 LEASES   LEASES
                                                                --------- -------
     Year Ending December 31
       1997...................................................   $ 3,686  $12,271
       1998...................................................     3,271    4,160
       1999...................................................     2,762    1,741
       2000...................................................     2,434      --
       2001 and thereafter....................................     4,626      --
                                                                 -------  -------
     Total minimum obligations................................   $16,779   18,172
                                                                 =======
     Less interest at 4.6% to 9.9%............................            $ 1,543
                                                                          -------
     Present value of net minimum lease payments..............             16,629
     Less current portion.....................................             10,915
                                                                          -------
                                                                          $ 5,714
                                                                          =======

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

F. RELATED PARTY TRANSACTIONS

  The Company leases office space owned by a partnership whose partners are majority stockholders of the Company. The lease expires August 31, 2004, and is accounted for as an operating lease. Required lease payments are as follows:

        Year Ending December 31,
          1997..........................................................  $  730
          1998..........................................................     773
          1999..........................................................     820
          2000..........................................................     869
          2001 and thereafter...........................................   3,649

  Lease expense was $691, $649 and $546 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Total interest expense paid to related parties in connection with notes payable was $269, $59 and $76 for the years ended December 31, 1996, 1995 and 1994, respectively.

G. INCOME TAXES

  Prior to the reorganization in November 1996, the predecessor companies maintained their Small Business Corporation status. Accordingly, no provision for actual income tax has been made as it relates to periods prior to the reorganization except for certain state taxes which are applicable to Small Business Corporations. However, pro forma income tax expense has been recognized as if the reorganized company had been subject to federal and state corporate income taxes for all periods. The pro forma provision for income tax expense represents a combined federal and state tax rate.

  Components of the actual income tax expense are as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
        Current income tax expense
          Federal.................................................     $1,079
          State...................................................        622
                                                                       ------
                                                                        1,701
                                                                       ------
        Deferred income tax expense
          Federal.................................................      2,446
          State...................................................         66
                                                                       ------
                                                                        2,512
                                                                       ------
                                                                       $4,213
                                                                       ======

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

  The difference between the U.S. Federal statutory tax rate and the Company's effective tax rate are as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
        Statutory rate............................................     35.00%
        State income tax effect...................................      1.05
        Other.....................................................      0.26
                                                                       -----
                                                                       36.31%
                                                                       =====

  Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
        Net current deferred tax asset:
          Allowance for doubtful accounts.........................     $   88
                                                                       ------
        Net long-term deferred tax liabilities:
          Depreciation............................................      2,566
          Other...................................................         34
                                                                       ------
        Net long-term deferred tax liabilities....................      2,600
                                                                       ------
        Net total deferred tax liabilities........................     $2,512
                                                                       ======

H. EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) plan which covers substantially all of their employees. Under the plan, the Company will match employee contributions up to 7% of their gross salary. The Company matching contributions are 100% vested after the employee has attained five years of service. Total contributions under the plan were $589, $564 and $406 for the years ended December 31, 1996, 1995 and 1994, respectively.

I. COMMITMENTS AND CONTINGENCIES

  The Company is a defendant in a number of lawsuits and claims for various amounts, which arise out of the normal course of business. WIC is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, captioned Lamar Andrews Individually and as Representative of a Class of All Other Persons Similarly Situated, Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The District Court certified a master class of all persons who paid for one or more 900 number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or other prizes, gifts or information on unclaimed funds. These calls were billed and collected by AT&T Corp. ("AT&T") and U.S. Sprint Communications Company Limited Partnership ("Sprint"). The District Court also certified a sub-class of those persons who paid, in the State of Georgia, for one or more such calls billed and collected by AT&T or Sprint. The complaint alleges that the programs at issue involved, among other things, acts of unlawful gambling, mail fraud

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
or wire fraud in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Communications Act of 1934, the federal common law of communications and other state and federal laws. The action seeks recovery of treble damages (which amount has not been specified), punitive damages, costs and attorneys' fees. On September 19, 1996, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's order certifying the classes on the ground that the class action would be unmanageable. The Appellees filed with the Eleventh Circuit a Petition for Rehearing and Suggestion for Rehearing En Banc which was denied on December 4, 1996. In the opinion of management and the Companies' legal counsel, the Company is unable to form an opinion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any potential loss related to this case.

J. SIGNIFICANT CUSTOMERS

For the years ended December 31, 1996 through December 31, 1994, the Company had 20 to 24 major customers who accounted for approximately 44% to 67% of total revenues. The Company had one significant customer in each year, as follows:

               YEAR ENDED
               DECEMBER 31
              ------------
                  1996                                                     18%
                  1995                                                     15%
                  1994                                                     13%

K. INITIAL PUBLIC OFFERING

  In November 1996, the Company completed an initial public offering of 6,555 shares of common stock of the Company at an offering price of $18.00 per share. The net proceeds of the offering were used to redeem approximately $35,549 Company notes payable, $7,253 of capital lease obligations and $43,879 of notes payable to shareholders.

  If the Company had consummated the offering as of January 1, 1996, pro forma net income would have been $30,944 and pro forma earnings per common and common equivalent share would have been $.50 for the year ended December 31, 1996.

L. STOCK INCENTIVE PLAN

  During September 1996, the Company and its stockholders adopted the 1996 Stock Incentive Plan. The Plan authorized granting to officers and directors options to purchase common shares at the fair market value on the date of grant. Options to a maximum of 9,499.5 common shares may be granted under the 1996 Plan. There were options for 3,601 shares issued during November, 1996 and outstanding at December 31, 1996. These options vest over ten years and carry an exercise price of $18 per share. No options were exercisable at December 31, 1996.

  The Company accounts for its stock-based compensation under the provisions of accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense as of December 31, 1996.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

  The pro forma effect on 1996 net income and earnings per share of accounting for stock-based compensation using the fair value method required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation is $304 and $.01, respectively. Since the options issued during the current year were outstanding for less than two months, and because the options vest over several years and additional awards may be issued in future years, the pro forma disclosures for 1996 are not likely to be representative of the effects on reported net income for future years.

  The fair value for options granted under the 1996 Plan was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                     1996
                                                     -----  ---
         Risk-free interest rate....................  6.50%
         Dividend yield.............................   --
         Expected volatility........................ 40.00%
         Expected life (years)......................   5.5

M. PREFERRED STOCK

  The Board of Directors of the Company has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to ten million shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefor. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of common stock.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1966, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

N. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is the summary of the quarterly results of operations for the two years ended December 31:

                                       THREE MONTHS ENDED
                          ---------------------------------------------
                          MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, YEAR ENDED
                            1996      1996       1996          1996        1996
                          --------- -------- ------------- ------------ ----------
Revenue.................   $79,488  $74,980     $80,720      $82,022     $317,210
Net Operating income....    15,258   11,571      11,240       11,262       49,331
Net income before income
taxes...................    14,331   10,724      10,406       10,450       45,911
Net income and net
 income before pro forma
 income tax expense.....    14,118   10,558      10,155        6,867       41,698
Pro forma information:
 Net income.............     8,954    6,696       6,441        6,657       28,748
Primary and fully
 diluted earnings per
 common and common
 equivalent share.......   $  0.17  $  0.12     $  0.12      $  0.12     $   0.52
                                       THREE MONTHS ENDED
                          ---------------------------------------------
                          MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, YEAR ENDED
                            1995      1995       1995          1995        1995
                          --------- -------- ------------- ------------ ----------
Revenue.................   $64,012  $60,416     $62,904      $69,562     $256,894
Net Operating income....    12,936    9,418       8,610        8,824       39,788
Net income before income
taxes...................    12,084    8,623       7,731        7,961       36,399
Net income and net
 income before pro forma
 income tax expense.....    11,898    8,419       7,500        7,754       35,571
Pro forma information:
 Net income.............     7,398    5,280       4,735        5,028       22,441
Primary and fully
 diluted earnings per
 common and common
 equivalent share.......   $  0.14  $  0.10     $  0.09      $  0.09         0.42

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
West TeleServices Corporation

We have audited the consolidated financial statements of West TeleServices Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 5, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of West TeleServices Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Omaha, Nebraska
February 5, 1997

                                                                     SCHEDULE II

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                             ADDITIONS-
                                   BALANCE,  CHARGED TO DEDUCTIONS-
                                   BEGINNING  COST AND   ACCOUNTS    BALANCE,
           DESCRIPTION              OF YEAR   EXPENSES  CHARGED-OFF END OF YEAR
           -----------             --------- ---------- ----------- -----------
December 31, 1996--Allowance for
 doubtful accounts................  $1,557     $1,279     $2,592      $  244
                                    ------     ------     ------      ------
December 31, 1995--Allowance for
 doubtful accounts................  $1,509     $2,361     $2,313      $1,557
                                    ------     ------     ------      ------
December 31, 1994--Allowance for
 doubtful accounts................  $2,156     $1,636     $2,283      $1,509
                                    ------     ------     ------      ------

                                 EXHIBIT INDEX

  Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
   3.01  Restated Certificate of Incorporation of the Company             *
          (Exhibit 3.01 to Registration Statement under Form S-1
          (Amendment No. 2) dated November 21, 1996, File No. 333-
          13991)
   3.02  Restated Bylaws of the Company (Exhibit 3.02 to                  *
          Registration Statement under Form S-1 (Amendment No. 2)
          dated November 21, 1996, File No. 333-13991)
  10.01  Form of Registration Rights Agreement (Exhibit 10.01 to          *
          Registration Statement under Form S-1 (Amendment No. 1)
          dated November 12, 1996, File No. 333-13991)
  10.02  Bill of Sale & Assignment, dated October 30, 1996, from          *
          West Telemarketing Corp. to Troy L. Eaden (Exhibit 10.02
          to Registration Statement under Form S-1 (Amendment No.
          1) dated November 12, 1996, File No. 333-13991)
  10.03  Purchase Agreement, dated March 14, 1996, between West           *
          Telemarketing Corporation and Executive Jet Sales, Inc.
          (Exhibit 10.03 to Registration Statement under Form S-1
          (Amendment No. 1) dated November 12, 1996, File No. 333-
          13991)
  10.04  1996 Stock Incentive Plan (Exhibit 10.04 to Registration         *
          Statement under Form S-1 (Amendment No. 1) dated
          November 12, 1996, File No. 333-13991)
  10.05  Agreement and Plan of Reorganization (Exhibit 10.05 to           *
          Registration Statement under Form S-1 (Amendment No. 2)
          dated November 21, 1996, File No. 333-13991)
  10.06  Employment Agreement with Thomas B. Barker (Exhibit 10.06        *
          to Registration Statement under Form S-1 (Amendment No.
          1) dated November 12, 1996, File No. 333-13991)
  10.07  Employment Agreement with Michael A. Micek (Exhibit 10.07        *
          to Registration Statement under Form S-1 (Amendment No.
          1) dated November 12, 1996, File No. 333-13991)
  10.08  Employment Agreement with Troy L. Eaden (Exhibit 10.08 to        *
          Registration Statement under Form S-1 (Amendment No. 1)
          dated November 12, 1996, File No. 333-13991)
  10.09  Employment Agreement with Lee Waters (Exhibit 10.09 to           *
          Registration Statement under Form S-1 (Amendment No. 1)
          dated November 12, 1996, File No. 333-13991)
  10.10  Employment Agreement with Wayne Harper (Exhibit 10.10 to         *
          Registration Statement under Form S-1 (Amendment No. 1)
          dated November 12, 1996, File No. 333-13991)
  10.11  Stock Redemption Agreement, dated April 9, 1996, by and          *
          among John W. Erwin, Gary L. West, Mary E. West and Troy
          L. Eaden (Exhibit 10.11 to Registration Statement under
          Form S-1 (Amendment No. 1) dated November 12, 1996, File
          No. 333-13991)
  10.12  Assignment and Assumption Agreement, dated as of November        *
          12, 1996, by and among Gary L. West, Mary E. West, Troy
          L. Eaden and the Company (Exhibit 10.12 to Registration
          Statement under Form S-1 (Amendment No. 2) dated
          November 21, 1996, File No. 333-13991)

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
  10.13  Personnel Company Subscription Service Agreement, dated          *
          as of November 12, 1996, between West Telemarketing
          Insurance Agency, Inc. and West Telemarketing
          Corporation Outbound (Exhibit 10.13 to Registration
          Statement under Form S-1 (Amendment No. 2) dated
          November 21, 1996, File No. 333-13991)
  10.14  Lease, dated September 1, 1994, by and between West              *
          Telemarketing Corporation and 99-Maple Partnership
          (Exhibit 10.14 to Registration Statement under Form S-1
          (Amendment No. 1) dated November 12, 1996, File No.
          333-13991)
  21.01  Subsidiaries of the Company (Exhibit 21.01 to                    *
          Registration Statement under Form S-1 (Amendment No. 2)
          dated November 21,1996, File No. 333-13991)
  24.01  Powers of attorney executed by officers and directors who signed this report

--------
* Indicates that the page number for such item is not applicable.