Form 10-Q
period 1997-03-31
WEST TELESERVICES CORP
filed 1997-05-14
CIK 1024657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ____________

                       Commission File Number 000-21771

                         WEST TELESERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                       47-0777362
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation of organization)

     9910 Maple Street, Omaha, Nebraska                       68134
     (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (402) 571-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---

At May 12, 1997, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                     INDEX


                                                                                         Page No.
PART I.  FINANCIAL INFORMATION..................................................................3
     Item 1. Financial Statements
             Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.................3
             Consolidated Statements of Operations -
             Three Months Ended March 31, 1997 and 1996.........................................4
             Consolidated Statements of Stockholders' Equity....................................5
             Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 1997 and 1996.........................................6
             Notes to Consolidated Condensed Financial Statements...............................7
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..........................................................8

PART II.  OTHER INFORMATION....................................................................11
     Item 6. Exhibits and Reports on Form 8-K..................................................11
     Signatures................................................................................12

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
      THREE MONTHS ENDED MARCH 31, 1997 AND YEAR ENDED DECEMBER 31, 1996
                            (Amounts in Thousands)

                                                                                     Three Months Ended             Year Ended
                                                                                       March 31, 1997            December 31, 1996
                                                                                     ------------------         -------------------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                               $33,882                     $55,065
        Accounts receivable, net of allowance for doubtful accounts of $186 and $244             57,571                      45,982
        Notes receivable                                                                          1,592                         360
        Accounts receivable - financing                                                          13,092                      11,805
        Deferred income tax - current                                                                45                          88
        Other                                                                                     4,070                       3,961
                                                                                      -----------------           ------------------
            Total current assets                                                                110,252                     117,261
PROPERTY AND EQUIPMENT
        Land and improvements                                                                     1,132                       1,132
        Buildings                                                                                 8,086                       8,043
        Telephone and computer equipment                                                         74,412                      68,483
        Office furniture and equipment                                                           14,849                      14,383
        Leasehold improvements                                                                   18,465                      18,130
        Construction in process                                                                   5,896                         749
                                                                                      -----------------           ------------------
                                                                                                122,840                     110,920
        Accumulated depreciation and amortization                                               (45,803)                    (41,895)
                                                                                      -----------------           ------------------
                                                                                                 77,037                      69,025
GOODWILL, net of amortization of $590 and $168                                                   49,943                      50,365
LAND HELD FOR DEVELOPMENT                                                                         1,583                       1,583
OTHER ASSETS                                                                                        137                          51
                                                                                      -----------------           ------------------
                                                                                               $238,952                    $238,285
                                                                                     ==================           ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Notes payable - bank                                                                     $1,000                           -
        Notes payable - financing                                                                 1,249                           -
        Account payable                                                                          23,169                      23,271
        Customer deposits and holdbacks                                                           9,645                      12,662
        Accrued wages and benefits                                                                4,570                       5,748
        Accrued phone expense                                                                     7,836                       8,404
        Other current liabilities                                                                 3,157                       2,501
        Current obligations under capital leases                                                  3,635                      10,915
        Current maturities of long-term debt                                                          -                       5,894
        Income tax payable - current                                                              7,293                       1,697
                                                                                      -----------------           ------------------
            Total current liabilities                                                            61,554                      71,092
OBLIGATIONS UNDER CAPITAL LEASES, less current obligations                                        4,599                       5,714
DEFERRED INCOME TAXES, less current portion                                                       2,630                       2,600
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 10,000 shares authorized,
           no shares issued and outstanding                                                           -                           -
        Common stock $0.01 par value, 200,000 shares authorized,
           63,330 shares issued and outstanding                                                     633                         633
        Additional paid-in capital                                                              157,697                     157,719
        Retained earnings                                                                        11,839                         527
                                                                                      -----------------           ------------------
             Total stockholders' equity                                                         170,169                     158,879
                                                                                      -----------------           ------------------
                                                                                               $238,952                    $238,285
                                                                                      =================           ==================

  The accompanying notes are an integral part of these financial statements.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in Thousands except Per Share)
                                  (Unaudited)


                                                                                    Three Months Ended March 31,
                                                                                     1997                  1996
                                                                                  -----------           -----------
REVENUE                                                                              $ 95,646              $ 79,488
COST OF SERVICES                                                                       51,348                44,141
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           26,145                20,089
                                                                                  -----------           -----------
NET OPERATING INCOME                                                                   18,153                15,258

OTHER INCOME (EXPENSE):
        Interest income                                                                   389                    86
        Interest income - financing, net of interest expense of $93 and
             $321                                                                         380                   111
        Interest expense                                                                 (231)                 (628)
        Minority interest in net income of consolidated subsidiaries                        -                  (466)
        Other income (expense)                                                           (169)                  (30)
                                                                                  -----------           -----------
        Net other income (expense)                                                        369                  (927)
                                                                                  -----------           -----------
NET INCOME BEFORE INCOME TAX EXPENSE:                                                  18,522                14,331

ACTUAL INCOME TAX EXPENSE:
        Current income tax expense                                                      7,138                   213
        Deferred income tax expense                                                        72                     -
                                                                                  -----------           -----------
        Actual income tax expense                                                       7,210                   213
                                                                                  -----------           -----------

NET INCOME AND NET INCOME BEFORE PROFORMA INCOME TAX EXPENSE                           11,312                14,118


PROFORMA INFORMATION:
        Income tax expense                                                                  -                 5,164
                                                                                  -----------           -----------
        Net income                                                                   $ 11,312              $  8,954
                                                                                  ===========           ===========
Primary and fully diluted earnings per common and common equivalent share            $   0.18              $   0.17
                                                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                          63,395                53,968
                                                                                  ===========           ===========

  The accompanying notes are an integral part of these financial statements.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)

                                                                            Total
                                          Common   Paid-in   Retained   Stockholders'
                                          Stock    Capital   Earnings       Equity
                                        --------- -------- -----------  --------------
BALANCE, December 31, 1995                  $568  $  4,743    $32,918        $ 38,229
   Distributions to stockholders               -         -     (5,331)         (5,331)
   Net income                                  -         -     14,118          14,118
                                        --------- -------- -----------  --------------
BALANCE, March 31, 1996                     $568  $  4,743    $41,705        $ 47,016
                                        ========= ======== ===========  ==============


BALANCE, December 31, 1996                  $633  $157,719    $   527        $158,879
   Payments for stock registration costs       -       (22)         -             (22)
   Net income                                  -         -     11,312          11,312
                                        --------- -------- -----------  --------------
BALANCE, March 31, 1997                     $633  $157,697    $11,839        $170,169
                                        ========= ======== ===========  ==============

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (Amounts in Thousands)

                                                                                    Three Months Ended Ended March 31,
                                                                                  1997                             1996
                                                                                --------                         ----------
                                                                                (Unaudited)                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                               11,312                            14,118
        Adjustments to reconcile net income to net cash flows
        from operating activities:
          Depreciation                                                            4,425                             2,938
          (Gain) Loss on sale of equipment                                            4                              (150)
          Deferred income tax expense                                                72                                 -
          Minority Interest                                                           -                               466
        Changes in operating assets and liabilities:
          Accounts receivable                                                   (12,703)                           (3,751)
          Other assets and vendor receivables                                      (195)                           (1,379)
          Accounts payable                                                         (104)                           (7,550)
          Other current liabilities and accrued expenses                         (1,088)                           (1,776)
          Income tax payable                                                      5,598                               161
                                                                                --------                         ----------
              Net cash flows from operating activities                            7,321                             3,077
                                                                                --------                         ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                      (12,084)                           (4,472)
        Proceeds from disposal of property and equipment                             65                               611
        Issuance of notes receivable                                               (287)                                -
        Proceeds from payments of notes receivable                                  168                               115
                                                                                --------                         ----------
             Net cash flows from investing activities                           (12,138)                           (3,746)
                                                                                --------                         ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments of debt                                                         (5,894)                             (510)
        Payments of capital lease obligations                                    (8,395)                           (1,447)
        Net change in line of credit agreement                                    1,000                            (1,500)
        Distribution to stockholders                                                  -                            (5,331)
        Net change in accounts receivable financing and notes payable financing     (38)                              197
        Payments for stock registration costs                                       (22)                                -
        Increase (decrease) in customer deposits and holdbacks                   (3,017)                              411
                                                                                --------                         ----------
             Net cash flows from financing activities                           (16,366)                           (8,180)
                                                                                --------                         ----------


NET CHANGE IN CASH AND CASH EQUIVALENTS:                                        (21,183)                           (8,849)
CASH AND CASH EQUIVALENTS, Beginning of period                                   55,065                            21,861
                                                                                --------                         ----------
CASH AND CASH EQUIVALENTS, End of period                                         33,882                            13,012
                                                                                 =======                          =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                                    396                               935
                                                                                 =======                          =========
        Cash paid during the period for income taxes                              1,224                                52
                                                                                 =======                          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
        Acquisition of equipment through assumption of capital lease obligations      -                             1,381
                                                                                 =======                          =========
        Reduction of accounts receivable through issuance of notes receivable     1,114                                 -
                                                                                 =======                          =========

  The accompanying notes are an integral part of these financial statements.



                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   GENERAL:

The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1996, which has previously been filed with the Securities and Exchange Commission.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to the current year's presentation.

2.   COMMITMENTS AND CONTINGENCIES

The Company is subject to lawsuits and claims which arise out of the normal course of its business. In the opinion of management, the disposition of such claims will not have a material adverse effect on the Company's financial position or results of operations.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The impact on the Company's earnings per share is not materially different than earnings per share determined in accordance with current guidance. SFAS No. 128 is applicable for fiscal years ending after December 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Certain statements under this caption constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the teleservices industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

RESULTS OF OPERATIONS

           COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996


     REVENUE: For the three months ended March 31, 1997, revenues increased $16.1 million, or 20.3%, to $95.6 million up from $79.5 million for the three months ended March 31, 1996. Inbound operator teleservices accounts for $29.9 million of revenue, interactive teleservices accounts for $36.5 million, and outbound direct teleservices accounts for $29.2 million. Revenue from inbound operator teleservices increased approximately $2.1 million to $29.9 million due in part to entry into customer operator services (or dedicated live operator services). Customer operator services did not exist in the first quarter of 1996 and during the entire year of 1996 accounted for $7.0 million. In the first quarter of 1997 customer operator services accounted for $3.0 million of revenue. Revenue from interactive teleservices increased $5.3 million to $36.5 million. Revenue from outbound direct teleservices increased $8.7 million to $29.2 million. The increases are primarily the result of servicing the growing needs of the Company's clients.

     COST OF SERVICES:   Cost of services represents direct labor, telephone
expense and other costs directly related to teleservices activities. Costs of services increased $7.2 million, or 16.3%, in the first quarter of 1997 to $51.3 million up from $44.1 million for the comparable period of 1996. As a percentage of revenue, cost of services remained relatively unchanged at approximately 53.7% for the first quarter of 1997 compared to approximately 55.5% for the comparable period in 1996. The relative stability is partially due to the addition of new call centers in new markets which had available, cost-effective and quality labor.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A expenses increased by $6.0 million, or 29.9%, to $26.1 million for the first quarter of 1997 up from $20.1 million for the comparable period of 1996. As a percentage of revenue, SG&A expenses increased to approximately 27.3% for the first quarter of 1997 compared to approximately 25.3% for the first quarter of 1996. The increase is primarily due to the increase in depreciation expense and other costs associated with call center expansion.

     NET OPERATING INCOME: Net operating income increased by $2.9 million, or 19.0%, to $18.2 million in the first quarter of 1997 up from $15.3 million in the first quarter of 1996. As a percentage of revenue, net operating income remained relatively unchanged at approximately 19.0% for the first quarter of 1997 compared to approximately 19.2% in the first quarter of 1996 due to the factors discussed above.

     NET OTHER INCOME (EXPENSE): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest expense from short-term and long-term borrowings under credit facilities and capital leases, and minority interest in net income. Other income (expense) for the first quarter of 1997 totaled $0.4 million compared to ($0.9) million for the first quarter of 1996. The reduction in interest expense is primarily due to the repayment of outstanding long term debt in January 1997.

     NET INCOME AND PROFORMA NET INCOME:   Net income increased by $2.3 million,
or 25.6%, for the first quarter of 1997, to $11.3 million from proforma net income of $9.0 million for the first quarter of 1996. Net income and proforma net income include a provision for actual income tax expense and proforma income tax expense, respectively, at a combined effective rate of approximately 38.9% for 1997 and approximately 36.3% for 1996. The 1996 rate reflects the combined federal and state income tax rate of the Company as if it had been treated as a C Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank lines of credit.

     The Company's credit facilities consist of $8.0 million and $4.5 million revolving credit facilities, with $0 and $1.0 million outstanding, respectively, at March 31, 1997. Advances under the revolving credit facilities bear interest at the prime rate less 0.25% and 0.50%, respectively. The revolving credit facilities terminate on June 30, 1997 and July 1, 1997, respectively. Aggregate borrowings under the revolving credit facilities are limited to 80% of eligible accounts receivable. At March 31, 1997, the Company had no term loans with banks. Repayment of all bank debt is secured by the Company's accounts receivable, equipment, real estate, and other assets. In addition, the Company's loan agreements contain certain financial covenants and restrictions.

     The Company also has a $30.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which are assigned by the Company to the bank. There were outstanding borrowings of $1.2 million under this facility at March 31, 1997. This credit facility expires on June 30, 1997.

     Net cash flow from operating activities increased $4.2 million, or 135%, to $7.3 million for the first quarter of 1997, compared to an increase of $0.6 million for the first quarter of 1996. The increase in each period was due principally to higher net income and depreciation and amortization, partially offset by increased cash used for accounts receivable resulting from growth in revenue.

     Net cash flow used in investing activities was $12.1 million for the first quarter of 1997 compared to $3.7 million for the first quarter of 1996. The increase in each period was primarily due to investments in call centers to support the growth of the business.

     Net cash flow used in financing activities was $16.4 million for the first quarter of 1997 compared to $8.2 million for the first quarter of 1996. The net cash flow used in financing activities for the first quarter 1997 was used primarily to pay off $5.9 million in long term bank debt and $8.4 million in capital leases. In the first quarter 1996 net cash flow from financing activities was used primarily for distributions made to the existing stockholders to cover their tax liabilities as S Corporation stockholders and to provide a return of capital, offsetting borrowings under the Company's credit facilities, net of repayments.

     West Interactive Corporation ("Interactive") is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, captioned Lamar Andrews, Individually and as Representative of a Class of All Other Persons Similarly Situated, Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The Company cannot predict the ultimate outcome of this case or the magnitude of any potential damages or costs payable by the Company. The Company, therefore, cannot predict the affect of this matter on the future operations and financial position of the Company.

CAPITAL EXPENDITURES

     The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures, which include the acquisition of equipment through the assumption of capital leases, were $12.1 million in the first quarter of 1997. The Company projects its capital expenditures for the balance of 1997 to be approximately $35.0 million, primarily for capacity expansion and upgrades at existing facilities and the addition of four new call centers.

     The Company believes that the cash flow from operations, together with existing cash and cash equivalents and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or any of its subsidiaries, which are not already pledged as collateral securing the new and existing credit facilities. The Company or its affiliates may be required to guarantee existing or additional credit facilities.

INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.01     Employment Agreement between the Company and
                    Michael M. Sturgeon, dated March 17, 1997.

          27.01     Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997


                                          WEST TELESERVICES CORPORATION


                                          By:  /s/ Troy L. Eaden
                                             --------------------------
                                          Troy L. Eaden
                                          Chief Executive Officer


                                          By:  /s/ Michael A. Micek
                                             ---------------------------
                                          Michael A. Micek
                                          Chief Financial Officer
                                          Vice President Finance and Treasurer

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                                                            SEQUENTIAL
              EXHIBIT              DESCRIPTION                 PAGE
              NUMBER               -----------                NUMBER
              ------                                          ------


               10.01 Employment Agreement between the Company and Michael M. Sturgeon, dated March 17, 1997.

               27.01    Financial Data Schedule.