Form 10-Q
period 1997-06-30
WEST TELESERVICES CORP
filed 1997-08-14
CIK 1024657

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

At August 12, 1997, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                     INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION......................................       3
        Item 1.Financial Statements

               Consolidated Balance Sheets - June 30, 1997 and
                 December 31, 1996..................................       3
               Consolidated Statements of Operations -
                 Three and Six Months Ended June 30, 1997 and 1996..       4
               Consolidated Statements of Stockholders' Equity......       5
               Consolidated Statement of Cash Flows - Six Months
                 Ended June 30, 1997 and 1996.......................       6
               Notes to Consolidated Condensed Financial Statements.       7
        Item 2.Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................       8

        Item 3.Quantitative and Qualitative Disclosure About Market
                 Risk ..............................................      11

PART II.  OTHER INFORMATION.........................................      12
        Item 1.Legal Proceedings....................................      12
        Item 4.Submission of Matters to a Vote of Securities
                 Holders............................................      12
        Item 6.Exhibits and Reports on Form 8-K.....................      13
        Signatures..................................................      14

        PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                            (AMOUNTS IN THOUSANDS)


                                                                          JUNE 30, 1997     DECEMBER 31, 1996
                                                                        ------------------  -------------------
                                                                           (Unaudited)

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                   $17,882              $55,065
      Accounts receivable, net of allowance for doubtful accounts of
        $302 and $244                                                              78,873               45,982
      Notes receivable                                                              1,160                  360
      Accounts receivable - financing                                              11,535               11,805
      Federal income tax receivable                                                   799                    -
      Deferred income tax receivable - current                                         90                   88
      Other                                                                         5,256                3,961
                                                                        ------------------  -------------------
          Total current assets                                                    115,595              117,261
PROPERTY AND EQUIPMENT
      Land and improvements                                                         1,132                1,132
      Buildings                                                                     8,126                8,043
      Telephone and computer equipment                                             77,986               68,483
      Office furniture and equipment                                               15,184               14,383
      Leasehold improvements                                                       17,245               18,130
      Construction in process                                                      10,647                  749
                                                                        ------------------  -------------------
                                                                                  130,320              110,920
      Accumulated depreciation and amortization                                   (46,989)             (41,895)
                                                                        ------------------  -------------------
                                                                                   83,331               69,025
GOODWILL, NET OF AMORTIZATION OF $1,011 AND $168                                   49,522               50,365
LAND HELD FOR DEVELOPMENT                                                           1,583                1,583
OTHER ASSETS                                                                          145                   51
                                                                        ------------------  -------------------
                                                                                 $250,176             $238,285
                                                                        ==================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                             31,867               23,271
      Customer deposits and holdbacks                                               6,405               12,662
      Accrued wages and benefits                                                    7,413                5,748
      Accrued phone expense                                                         9,100                8,404
      Other current liabilities                                                     3,815                2,501
      Current obligations under capital leases                                      3,707               10,915
      Current maturities of long-term debt                                            808                5,894
      Income tax payable - current                                                    308                1,697
                                                                        ------------------  -------------------
           Total current liabilities                                               63,423               71,092
OBLIGATIONS UNDER CAPITAL LEASES, less current obligations                          3,645                5,714
LONG TERM DEBT, less current obligations                                            1,517                    -
DEFERRED INCOME TAXES                                                               2,759                2,600
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred stock $0.01 par value, 10,000 shares authorized,
         no shares issued and outstanding                                               -                    -
      Common stock $0.01 par value, 200,000 shares authorized,
         63,330 shares issued and outstanding                                         633                  633
      Additional paid-in capital                                                  157,681              157,719
      Retained earnings                                                            20,518                  527
                                                                        ------------------  -------------------
           Total stockholders' equity                                             178,832              158,879
                                                                        ------------------  -------------------
                                                                                 $250,176             $238,285
                                                                        ==================  ===================

  The accompanying notes are an integral part of these financial statements.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                  (UNAUDITED)


                                                                           Three Months Ended June 30,  Six Months Ended June 30,
                                                                              1997       1996              1997        1996
                                                                           ----------- ----------       ----------- ------------
REVENUE                                                                       $98,380    $74,980          $194,026     $154,468
COST OF SERVICES                                                               55,153     43,199           106,501       87,340
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   29,384     20,210            55,529       40,299
                                                                           ----------- ----------       ----------- ------------
NET OPERATING INCOME                                                           13,843     11,571            31,996       26,829

OTHER INCOME (EXPENSE):
      Interest income                                                             312         85               701          171
      Interest income - financing, net of interest expense of $85, $300,
      $178 and $621                                                               390        168               770          279
      Interest expense                                                           (178)      (612)             (409)      (1,240)
      Minority interest in net income of consolidated subsidiaries                  -       (348)                -         (814)
      Other income (expense)                                                     (145)      (140)             (314)        (170)
                                                                           ----------- ----------       ----------- ------------
      Net other income (expense)                                                  379       (847)              748       (1,774)
                                                                           ----------- ----------       ----------- ------------
NET INCOME BEFORE INCOME TAX EXPENSE:                                          14,222     10,724            32,744       25,055

ACTUAL INCOME TAX EXPENSE:
      Current income tax expense                                                5,458        166            12,596          379
      Deferred income tax expense                                                  85          -               157            -
                                                                           ----------- ----------       ----------- ------------
      Actual income tax expense                                                 5,543        166            12,753          379
                                                                           ----------- ----------       ----------- ------------

NET INCOME AND NET INCOME BEFORE PROFORMA
     INCOME TAX EXPENSE                                                         8,679     10,558            19,991       24,676

PROFORMA INFORMATION:
      Income tax expense                                                            -      3,862                 -        9,026
                                                                           ----------- ----------       ----------- ------------
      Net income                                                               $8,679     $6,696           $19,991      $15,650
                                                                           =========== ==========       =========== ============
Primary and fully diluted earnings per common and common equivalent share       $0.14      $0.12             $0.32        $0.29
                                                                           =========== ==========       =========== ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                  63,330     53,968            63,363       53,968
                                                                           =========== ==========       =========== ============

  The accompanying notes are an integral part of these financial statements.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (AMOUNTS IN THOUSANDS)


                                                                                         Total
                                      Common          Paid-in         Retained       Stockholders'
                                       Stock          Capital         Earnings          Equity
                                    ------------    ------------    -------------    --------------
BALANCE, December 31, 1995                 $568          $4,743          $32,918           $38,229
   Distributions to stockholders              -               -          (18,546)          (18,546)
   Net income                                 -               -           24,676            24,676
                                    ------------    ------------    -------------    --------------
BALANCE, June 30, 1996                     $568          $4,743          $39,048           $44,359
                                    ============    ============    =============    ==============

BALANCE, December 31, 1996                 $633        $157,719             $527          $158,879
   Payments for stock registration
     costs                                    -             (38)               -               (38)
   Net income                                 -               -           19,991            19,991
                                    ------------    ------------    -------------    --------------
BALANCE, June 30, 1997                     $633        $157,681          $20,518          $178,832
                                    ============    ============    =============    ==============

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (AMOUNTS IN THOUSANDS)


                                                                                SIX MONTHS ENDED ENDED JUNE 30,
                                                                                    1997                   1996
                                                                              -----------------       ----------------
                                                                                (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                       $19,991                $24,676
      Adjustments to reconcile net income to net cash flows
      from operating activities:
        Depreciation and amortization                                                    9,372                  5,979
        (Gain) Loss on sale of equipment                                                   113                   (140)
        Deferred income tax expense                                                        157                      -
        Minority Interest                                                                    -                    814
      Changes in operating assets and liabilities:
        Accounts receivable                                                            (34,005)                (1,807)
        Other assets and vendor receivables                                             (1,389)                (3,949)
        Accounts payable                                                                 8,596                 (4,032)
        Other current liabilities and accrued expenses                                   3,675                    200
        Income tax payable                                                              (2,188)                  (325)
                                                                              -----------------       ----------------
            Net cash flows from operating activities                                     4,322                 21,416
                                                                              -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                               (23,294)                (6,765)
      Proceeds from disposal of property and equipment                                     346                    621
      Issuance of notes receivable                                                        (287)                  (900)
      Proceeds from payments of notes receivable                                           601                    363
                                                                              -----------------       ----------------
           Net cash flows from investing activities                                    (22,634)                (6,681)
                                                                              -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debt                                                     2,499                  1,817
      Payments of debt                                                                  (6,068)                  (962)
      Payments of capital lease obligations                                             (9,277)                (2,929)
      Net change in line of credit agreement                                                 -                  2,550
      Distribution to stockholders                                                           -                (23,878)
      Net change in accounts receivable financing and notes payable financing              270                     44
      Payments for stock registration costs                                                (38)                     -
      Increase (decrease) in customer deposits and holdbacks                            (6,257)                 1,941
                                                                              -----------------       ----------------
           Net cash flows from financing activities                                    (18,871)               (21,417)
                                                                              -----------------       ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (37,183)                (6,682)
CASH AND CASH EQUIVALENTS, Beginning of period                                          55,065                 21,861
                                                                              -----------------       ----------------
CASH AND CASH EQUIVALENTS, End of period                                                17,882                 15,179
                                                                              =================       ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                             659                  1,795
                                                                              =================       ================
      Cash paid during the period for income taxes                                      14,446                    666
                                                                              =================       ================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
      Acquisition of equipment through assumption of capital lease                           -                  2,809
        obligations                                                           =================       ================
      Reduction of accounts receivable through issuance of notes receivable              1,114                     61
        receivable                                                            =================       ================

  The accompanying notes are an integral part of these financial statements.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (AMOUNTS IN THOUSANDS)

1.      GENERAL

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which established presentation of financial data based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997. The Company is currently in the process of reviewing this presentation requirement.

4.        STOCK INCENTIVE PLAN

During September 1996, the Company and its stockholders adopted the 1996 Stock Incentive Plan. The Plan authorized granting to officers and directors the right to purchase common shares at the fair market value determined on the date of grant. Options to a maximum of 9,499.5 common shares may be granted under the 1996 Plan. There were options for 3,601 shares issued during November 1996 and were outstanding at December 31, 1996 and March 31, 1997. During May of 1997, the Company and its stockholders amended the options granted during November 1996. The 3,601 shares were surrendered by option holders in June of 1997 and new options were issued. At June 30, 1997, 4,601 shares were issued and outstanding relating to the new options granted. Ten percent of the options vest on the first anniversary of the grant date, an additional ten percent of the options vest on the second anniversary of the grant date, an additional fifteen percent of the options vest on each of the third, fourth, fifth and sixth anniversaries of the grant date and the final twenty percent of the options vest on the seventh anniversary of the grant date. No options were exercisable at June 30, 1997.

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

RESULTS OF OPERATIONS

            COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

        REVENUE: For the three months ended June 30, 1997, revenues increased $23.4 million, or 31.2%, to $98.4 million up from $75.0 million for the three months ended June 30, 1996. For the six months ended June 30, 1997, revenues increased $39.5 million, or 25.6%, to $194.0 million up from $154.5 million for the six months ended June 30, 1996. For the six months ending June 30, 1997, inbound operator teleservices accounts for $55.4 million of revenue, interactive teleservices accounts for $74.3 million, and outbound direct teleservices accounts for $64.3 million. Revenue from inbound operator teleservices increased approximately $6.7 million to $55.4 million primarily due to entry into customer operator services (or dedicated live operator). Customer operator services began in the second quarter of 1996 and during the entire year of 1996 accounted for $7.0 million. In the first two quarters of 1997, customer operator services accounted for approximately $7.5 million of revenue compared to $2.6 million in the first two quarters of 1996. Revenue from interactive teleservices increased approximately $11.2 million to $74.3 million. Revenue from outbound direct teleservices increased approximately $21.6 million to $64.3. The increases are primarily the result of servicing the growing needs of the Company's clients.

        COST OF SERVICES: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $12.0 million, or 27.8%, in the second quarter of 1997 to $55.2 million up from $43.2 million for the comparable period of 1996. Cost of services increased $19.2 million, or 22.0%, to $106.5 million for the six months ended June 30, 1997, up from $87.3 million for the comparable period of 1996. As a percentage of revenue, cost of services decreased to 56.1% for the second quarter of 1997 and 54.9% for the six months ended June 30, 1997 compared to approximately 57.6% and 56.5%, respectively, for the comparable periods in 1996. The decrease is partially due to the addition of new call centers in new markets which had available, cost-effective quality labor.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A expenses increased by $9.2 million, or 45.5%, to $29.4 million for the second quarter of 1997 up from $20.2 million for the comparable period of 1996. For the six months ended June 30, 1997, SG&A expenses increased by $15.2 million, or 37.7%, to $55.5 million, up from $40.3 million for the comparable period of 1996. As a percentage of revenue, SG&A expenses increased to approximately 29.9% for the second quarter of 1997 and 28.6% for the six months ended June 30, 1997 compared to approximately 26.9% and 26.1%, respectively, for the comparable periods of 1996. The increase is primarily due to the increase in depreciation expense and other costs associated with call center expansion. The increase is also the result of the amortization of goodwill recorded to account for the exchange of stock of minority shareholders in connection with the initial public offering.

        NET OPERATING INCOME: Net operating income increased by $2.2 million, or 19.0%, to $13.8 million in the second quarter of 1997 up from $11.6 million in the second quarter of 1996. For the six months ended June 30, 1997, net operating income increased by $5.1 million, or 19.0%, to $32.0 million up from $26.9 million for the comparable period of 1996. As a percentage of revenue, net operating income decreased to approximately 14.0% for the second quarter of 1997 and 16.5% of the six months ended June 30, 1997, compared to 15.5% and 17.4%, respectively, for the corresponding periods of 1996 due to the factors discussed above.

        NET OTHER INCOME (EXPENSE): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest expense from short-term and long-term borrowings under credit facilities and capital leases, and minority interest in net income. Other income (expense) for the second quarter of 1997 totaled $0.4 million compared to ($0.8) million for the second quarter of 1996. Other income (expense) for the six months ended June 30, 1997, totaled $0.8 million compared to ($1.8) million for the comparable period of 1996. The reduction in interest expense is primarily due to the repayment of outstanding long term debt in December 1996 and January 1997.

        NET INCOME AND PROFORMA NET INCOME: Net income increased by $2.0 million, or 29.9%, for the second quarter of 1997, to $8.7 million from proforma net income of $6.7 million for the second quarter of 1996. Net income increased by $4.3 million, or 27.4%, for the six months ended June 30, 1997, to $20.0 million up from $15.7 million for the comparable period of 1996. Net income and proforma net income include a provision for actual income tax expense and proforma income tax expense, respectively, at a combined effective rate of approximately 39.0% for 1997 and approximately 36.3% for 1996. The 1996 rate reflects the combined federal and state income tax rate of the Company as if it had been treated as a C Corporation.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank lines of credit.

    The Company's credit facilities consisted of $8.0 million and $4.5 million revolving credit facilities, with no amounts outstanding at June 30, 1997. Advances under the revolving credit facilities bore interest at the prime rate less 0.25% and 0.50%, respectively. Aggregate borrowings under the revolving credit facility were limited to 80% of eligible accounts receivable. The revolving credit facilities terminated on June 30, 1997 and July 1, 1997, respectively. The Company is in the process of replacing these facilities with a $10 million unsecured revolving credit facility with similar terms and conditions as the expired facilities. At

June 30, 1997, the Company had no term loans with banks. Repayment of all bank debt is secured by the Company's accounts receivable, equipment, real estate, and other assets. In addition, the Company's loan agreements contain certain financial covenants and restrictions.

    The Company also had a $30.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility were limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. There were no outstanding borrowings under this facility at June 30, 1997. This credit facility expired on June 30, 1997. This credit facility was renewed on July 22, 1997 for $20 million under substantially the same terms and conditions. The renewed credit facility expires on June 30, 1998.

    Net cash flow from operating activities decreased $17.1 million, or 80%, to $4.3 million for the six months ended June 30, 1997, compared to an increase of $21.4 million for the six months ended June 30, 1996. The decrease was due principally to cash used for accounts receivable resulting from growth in revenue and income taxes paid, partially offset by higher net income and depreciation and amortization.

    Net cash flow used in investing activities was $22.6 million for the six months ended June 30, 1997, compared to $6.7 million, for the comparable period of 1996. The increase was primarily due to investments in call centers to support the growth of the business.

    Net cash flow used in financing activities was $18.9 million for the six months ended June 30, 1997 compared to $21.4 million, for the comparable period of 1996. The net cash flow used in financing activities for the six months ended June 30, 1997, was used primarily to refund $3.2 million in customer deposits and holdbacks and the payment of $1.0 million on the line of credit. The cash used was offset by $2.5 million of proceeds from a vendor loan. In the six months ended June 30, 1996, net cash flow from financing activities was used primarily for distributions made to the existing stockholders to cover their tax liabilities as S Corporation stockholders and to provide a return of capital, offsetting borrowings under the Company's credit facilities, net of repayments.

CAPITAL EXPENDITURES

    The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures, which include the acquisition of equipment, were $11.2 million in the second quarter of 1997 and $23.3 million for the six months ended June 30, 1997. The Company projects its capital expenditures for the balance of 1997 to be approximately $17 million, primarily for capacity expansion and upgrades at existing facilities and the addition of four new call centers.

    The Company believes that the cash flow from operations, together with existing cash and cash equivalents and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or any of its subsidiaries, which are not already pledged as collateral securing the new and existing credit facilities. The Company or its affiliates may be required to guarantee any existing or additional credit facilities.

INFLATION

    The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable.

    PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        West Interactive Corporation ("Interactive") is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, on September 12, 1991, captioned Lamar Andrews, Individually and as Representative of a Class of All Other Persons Similarly Situated, Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The District Court certified a master class of all persons who paid for one or more 900 number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or other prizes, gifts or information on unclaimed funds. These calls were billed and collected by AT&T Corp. ("AT&T") and U.S. Sprint Communications Company Limited Partnership ("Sprint"). The District Court also certified a sub-class of those persons who paid, in the State of Georgia, for one or more such calls billed and collected by AT&T or Sprint. The complaint alleged that the programs at issue involved, among other things, acts of unlawful gambling, mail fraud and wire fraud in violation of the Racketeering Influenced and Corrupt Organizations Act ("RICO"), the Communications Act of 1934, the federal common law of communications and other state and federal laws. Interactive provided interactive voice processing and billing services to a customer which conducted some of the programs at issue in the litigation. The billing services were provided through AT&T. The action sought recovery of treble damages, punitive damages, costs and attorneys' fees. The Company's potential liability and expenses in this matter are not covered by insurance. On September 19, 1996, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's order certifying the classes on the ground that the class action would be unmanageable and, on December 4, 1996, it denied the plaintiffs' subsequent petition for rehearing. On February 19, 1997, a Motion to Amend Class Definition and a Renewed Motion for Class Certification was filed by the plaintiffs in the District Court. On July 14, 1997, plaintiffs' motions were denied and the plaintiffs were ordered to amend the pleadings to eliminate all allegations as to class representation. On August 4, 1997, the plaintiffs filed a second amended complaint which deleted all class allegations. In addition to claims previously asserted, the second amended complaint includes an express claim based upon the alleged collection of illegal gambling debts, and a claim under the Georgia RICO statute with a request for actual and punitive damages under that statute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The annual meeting of the stockholders of the Company was held on May 14, 1997 (the "Annual Meeting"). The matters submitted to the stockholders for a vote included (a) the election of two directors with terms expiring at the 2000 annual meeting of stockholders, (b) the ratification and approval of Deloitte & Touche LLP as the Company's independent auditors and (c) the ratification and approval of the Company's 1997 Employees Stock Purchase Plan. The following table sets forth the results of the voting on these matters:

                                                                    NUMBER OF
                                                                      VOTES         NUMBER OF
                                                       NUMBER OF     AGAINST     ABSTENTIONS AND
                        MATTER                         VOTES FOR    OR WITHHELD  BROKER NON-VOTES

 Election of Directors

           Thomas B. Barker                            60,703,676    166,843            0

           William E. Fisher                           60,703,132    167,387            0

 Approval  of  Deloitte & Touche  LLP as  Independent  60,858,995     6,456           5,068
 Auditors
 Approval of 1997 Employees Stock Purchase Plan        60,622,430    238,122          9,967

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

               10.01  1997 Employees Stock Purchase Plan
               27.01  Financial Data schedule

      (b)  Reports on Form 8-K
           None.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: August 14, 1997



                                WEST TELESERVICES CORPORATION

                                By:    /s/  Troy L. Eaden
                                   -----------------------------------
                                Troy L. Eaden
                                Chief Executive Officer

                                By:    /s/  Michael A. Micek
                                   -----------------------------------
                                Michael A. Micek
                                Chief Financial Officer
                                Vice President Finance and Treasurer

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES





                                                   SEQUENTIAL
EXHIBIT              DESCRIPTION                      PAGE
 NUMBER              -----------                     NUMBER
 ------                                              ------


  10.01          1997 Employees Stock Purchase Plan
  27.01          Financial Data Schedule