Form 10-Q
period 1997-09-30
WEST TELESERVICES CORP
filed 1997-11-13
CIK 1024657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                        Commission File Number 000-21771

                         WEST TELESERVICES CORPORATION
             (Exact name of registrant as specified in its charter)



DELAWARE                                              47-0777362
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


9910 Maple Street, Omaha, Nebraska                      68134
(Address of principal executive offices)               (Zip Code)



       Registrant's telephone number, including area code: (402) 571-7700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
At November 11, 1997, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                     INDEX

                                                                      Page No.

PART I.  FINANCIAL INFORMATION.......................................    3

  Item 1. Financial Statements
          Consolidated Balance Sheets - September 30, 1997 and
           December 31, 1996.........................................    3
          Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 1997 and 1996....    4
          Consolidated Statements of Stockholders' Equity............    5
          Consolidated Statement of Cash Flows - Nine Months Ended
           September 30, 1997 and 1996...............................    6
          Notes to Consolidated Financial Statements.................    7
  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   10
  Item 3. Quantitative and Qualitative Disclosure About Market Risk..   13

PART II. OTHER INFORMATION...........................................   14

  Item 1. Legal Proceedings..........................................   14
  Item 6. Exhibits and Reports on Form 8-K...........................   14

SIGNATURES...........................................................   15

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                            (AMOUNTS IN THOUSANDS)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   1997               1996
                                                              ----------------   ----------------
                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $26,530            $55,065
   Accounts receivable, net of allowance for
     doubtful accounts of $360 and $244                                 59,496             45,982
   Notes receivable                                                      2,256                360
   Accounts receivable - financing                                      10,318             11,805
   Federal income tax receivable                                           717                 -
   Deferred income tax receivable - current                                112                 88
   Other                                                                 4,684              3,961
                                                              ----------------   ----------------
       Total current assets                                            104,113            117,261
PROPERTY AND EQUIPMENT:
   Land and improvements                                                 1,132              1,132
   Buildings                                                             8,138              8,043
   Telephone and computer equipment                                     85,061             68,483
   Office furniture and equipment                                       16,608             14,383
   Leasehold improvements                                               20,202             18,130
   Construction in process                                               9,204                749
                                                              ----------------   ----------------
                                                                       140,345            110,920
   Accumulated depreciation and amortization                           (51,683)           (41,895)
                                                              ----------------   ----------------
                                                                        88,662             69,025
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF
  $1,432 AND $168                                                       49,101             50,365
LAND HELD FOR DEVELOPMENT                                                1,583              1,583
OTHER ASSETS                                                               144                 51
                                                              ----------------   ----------------
                                                                      $243,603           $238,285
                                                              ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     13,492             23,271
   Customer deposits and holdbacks                                      11,846             12,662
   Accrued wages and benefits                                            5,398              5,748
   Accrued phone expense                                                 8,415              8,404
   Other current liabilities                                             5,231              2,501
   Current obligations under capital leases                              3,781             10,915
   Current maturities of long-term debt                                    815              5,894
   Income tax payable - current                                             -               1,697
                                                              ----------------   ----------------
        Total current liabilities                                       48,978             71,092
OBLIGATIONS UNDER CAPITAL LEASES, less current
  obligations                                                            2,672              5,714
LONG TERM DEBT, less current obligations                                 1,311                 -
DEFERRED INCOME TAXES                                                    2,898              2,600
COMMITMENTS AND CONTINGENCIES                                               -                  -
STOCKHOLDERS' EQUITY
   Preferred stock $0.01 par value, 10,000 shares
     authorized, no shares issued and outstanding                           -                  -
   Common stock $0.01 par value, 200,000 shares
      authorized, 63,330 shares issued and outstanding                     633                633
   Additional paid-in capital                                          157,647            157,719
   Retained earnings                                                    29,464                527
                                                              ----------------   ----------------
        Total stockholders' equity                                     187,744            158,879
                                                              ----------------   ----------------
                                                                      $243,603           $238,285
                                                              ================   ================

  The accompanying notes are an integral part of these financial statements.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                             1997           1996               1997            1996
                                                         --------------  ------------      --------------  --------------
REVENUE                                                        $100,493       $80,720            $294,519        $235,188
COST OF SERVICES                                                 56,067        46,707             162,568         134,048
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     30,125        22,773              85,654          63,071
                                                         --------------  ------------      --------------  --------------
NET OPERATING INCOME                                             14,301        11,240              46,297          38,069

OTHER INCOME (EXPENSE):
     Interest income                                                241           102                 942             273
     Interest income - financing, net of interest
       expense of $52, $333, $230 and $954                          458           171               1,228             450
     Interest expense                                              (179)         (666)               (588)         (1,906)
     Minority interest in net income of consolidated
       subsidiaries                                                    -         (335)                   -         (1,149)
     Other (expense), net                                          (271)         (106)               (585)           (276)
                                                         --------------  ------------      --------------  --------------
     Net other income (expense)                                     249          (834)                997          (2,608)
                                                         --------------  ------------      --------------  --------------
NET INCOME BEFORE INCOME TAX EXPENSE                             14,550        10,406              47,294          35,461

ACTUAL INCOME TAX EXPENSE:
     Current income tax expense                                   5,487           251              18,083             630
     Deferred income tax expense                                    117           -                   274             -
                                                         --------------  ------------      --------------  --------------
     Actual income tax expense                                    5,604           251              18,357             630
                                                         --------------  ------------      --------------  --------------

NET INCOME AND NET INCOME BEFORE PROFORMA
     INCOME TAX EXPENSE                                           8,946        10,155              28,937          34,831

PROFORMA INFORMATION:
     Income tax expense                                              -          3,714                  -           12,740
                                                         --------------  ------------      --------------  --------------
     Net income                                                  $8,946        $6,441             $28,937         $22,091
                                                         ==============  ============      ==============  ==============
Primary and fully diluted earnings per common
  and common equivalent share                                $     0.14    $     0.12             $0.46           $0.41
                                                         ==============  ============      ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    63,330        53,968              63,352          53,968
                                                         ==============  ============      ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                            Total
                                               Common             Paid-in             Retained          Stockholders'
                                               Stock              Capital             Earnings              Equity
                                           ---------------     ---------------     ---------------      ---------------
BALANCE, December 31, 1995                           $568              $4,743             $32,918              $38,229
   Distributions to stockholders                        -                   -            (30,401)             (30,401)
   Net income                                           -                   -              34,831               34,831
                                           ---------------     ---------------     ---------------      ---------------
BALANCE, September 30, 1996                          $568              $4,743             $37,348              $42,659
                                           ===============     ===============     ===============      ===============


BALANCE, December 31, 1996                           $633            $157,719                $527             $158,879
   Payments for stock registration costs                -                (72)                   -                 (72)
   Net income                                           -                   -              28,937               28,937
                                           ---------------     ---------------     ---------------      ---------------
BALANCE, September 30, 1997                          $633            $157,647             $29,464             $187,744
                                           ===============     ===============     ===============      ===============


                WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (AMOUNTS IN THOUSANDS)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1997                  1996
                                                                   ----------------       --------------
                                                                     (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $28,937              $34,831
     Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation and amortization                                         14,589                9,387
       (Gain) Loss on sale of equipment                                         166                 (151)
       Deferred income tax expense                                              274                  -
       Minority Interest                                                         -                 1,149
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (14,628)              (5,870)
       Other assets and vendor receivables                                     (816)              (4,272)
       Accounts payable                                                      (9,779)                 659
       Other current liabilities and accrued expenses                         2,391                  957
       Income tax payable                                                    (2,414)                (696)
                                                                   ----------------       --------------
           Net cash flows from operating activities                          18,720               35,994
                                                                   ----------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (33,480)             (16,721)
     Proceeds from disposal of property and equipment                           352                  640
     Issuance of notes receivable                                            (1,838)              (1,150)
     Proceeds from payments of notes receivable                               1,056                1,004
                                                                   ----------------       --------------
          Net cash flows from investing activities                          (33,910)             (16,227)
                                                                   ----------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                           2,499               10,321
     Payments of debt                                                        (6,267)              (9,384)
     Payments of capital lease obligations                                  (10,176)              (4,717)
     Net change in line of credit agreement                                        -                (500)
     Distribution to stockholders                                                  -             (30,401)
     Net change in accounts receivable financing and notes
       payable financing                                                      1,487                 (614)
     Payments for stock registration costs                                      (72)                 -
     Increase (decrease) in customer deposits and holdbacks                    (816)               6,747
                                                                   ----------------       --------------
          Net cash flows from financing activities                          (13,345)             (28,548)
                                                                   ----------------       --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (28,535)              (8,781)
CASH AND CASH EQUIVALENTS, Beginning of period                               55,065               21,861
                                                                   ----------------       --------------
CASH AND CASH EQUIVALENTS, End of period                                     26,530               13,080
                                                                   ================       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                   920                2,889
                                                                   ================       ==============
     Cash paid during the period for income taxes                            20,178                  701
                                                                   ================       ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Acquisition of equipment through assumption of capital
       lease obligations                                                         -                 9,975
                                                                   ================       ==============
     Reduction of accounts receivable through issuance of
       notes receivable                                                       1,114                   61
                                                                   ================       ==============

The accompanying notes are an integral part of these financial statements.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF CONSOLIDATION AND PRESENTATION


West TeleServices Corporation and its direct and indirect subsidiaries (West Telemarketing Corporation, West Interactive Corporation, West Telemarketing Corporation Outbound, Interactive Billing Services, Inc. and West Interactive Canada, Inc.) (collectively, the "Company") provide a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company is a leading provider in each of inbound operator services, automated voice response services and outbound direct teleservices through its call centers throughout the United States. The Company's inbound operator services consist of live operator call-processing applications such as order capture, customer service and product support. The Company's automated voice response services consist of computerized call-processing applications such as automated product information requests, computerized surveys and polling and secure automated credit card activation. The Company's outbound direct teleservices consist of live operator direct marketing applications such as product sales and customer acquisition and retention campaigns. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1996.

Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.  COMMITMENTS AND CONTINGENCIES


The Company is subject to lawsuits and claims which arise out of the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. In the opinion of Management, except for the items listed below for which Management is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

On July 28, 1997, Schurman, Bowers, et al, individually and on behalf of a class of all other persons similarly situated, v. Horry Telephone Cooperative, Inc., AT&T Corp., AT&T Communications, Inc., AT&T Communications of the Southern States, Inc, and West Telemarketing Outbound Corporation (Civil Action No. 4:97-2635-12) was filed in the Court of Common Pleas in Horry, South Carolina and then removed by the defendants to the United States District Court for the District of South Carolina. Plaintiffs allege, among other things, claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers of rate programs and long distance services to the plaintiffs. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. The defendants jointly filed a motion to dismiss on September 29, 1997.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Gilchrist, individually and on behalf of a class of all other persons similarly situated, v. Direct American Marketers, Inc., Anthony Brown, Integretel, Inc., Troy Eaden, Gary West, West Interactive Corporation and Bellsouth Corporation (Civil Action File No. 197-233) was filed on August 19, 1997 in the Superior Court of Richmond County, Georgia and subsequently removed by the defendants to the United States District Court for the Southern District of Georgia. Troy Eaden, Chief Executive Officer and director of the Company, and Gary West, Chairman of the Board of the Company, and West Interactive Corporation are named defendants in the action. Plaintiff alleges claims under the Georgia Racketeer Influenced and Corrupt Organizations Act in connection with certain "900" number sweepstakes programs that were promoted by Direct American Marketers, Inc. Plaintiff seeks to recover monetary damages, together with expenses, attorney's fees and injunctive relief. West Interactive Corporation is a defendant in other similar actions as previously described in the Company's Form 10-K for the year ended December 31, 1996 and the Company's Form 10-Q for the quarter ended June 30, 1997.

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

4.        STOCK INCENTIVE PLAN AND STOCK PURCHASE PLAN

During September 1996, the Company and its stockholders adopted the 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan authorized granting to officers and directors the right to purchase common shares of Common Stock of the Company ("Common Shares") at the fair market value determined on the date of grant. Options to purchase a maximum of 9,499,500 Common Shares may be granted under the 1996 Plan. There were options for 3,601,000 Common Shares issued during November 1996 under such plan. During May of 1997, the Company and its board of directors amended the options granted during November 1996. The options to purchase the 3,601,000 Common Shares were surrendered by option holders in June of 1997 and new options were issued. At September 30, 1997, options to purchase 4,601,000 Common Shares were issued and outstanding relating to the new options granted. Ten percent of the options vest on the first and second anniversaries of the grant date. An additional fifteen percent of the options vest on each of the third, fourth, fifth and sixth anniversaries of the grant date. The final twenty percent of the options vest on the seventh anniversary of the grant date. No options were exercisable at September 30, 1997.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


During May 1997, the Company and its stockholders, adopted the 1997 Employees Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings to be made during the five year period commencing July 1, 1997. Each employee participating in any offering is granted an option to purchase as many full or fractional Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from the Company during the offering period. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ quoted market price. On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Plan. The maximum number of shares which may be purchased by a participant during any purchase period is 1,000 Common Shares. The maximum number of Common Shares available for sale under the Stock Purchase Plan is 2,000,000 shares. No options were exercisable at September 30, 1997.

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     REVENUE:   For the three months ended September 30, 1997, revenues
increased $19.8 million, or 24.5%, to $100.5 million up from $80.7 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, revenues increased $59.3 million, or 25.2%, to $294.5 million up from $235.2 million for the nine months ended September 30, 1996.
For the nine months ending September 30, 1997, inbound operator teleservices accounts for $83.3 million of revenue, interactive teleservices accounts for $115.6 million, and outbound direct teleservices accounts for $95.6 million. Revenue from inbound operator teleservices increased approximately $12.8 million to $83.3 million primarily due to entry into customer operator services (or dedicated live operator). Customer operator services began in the second quarter of 1996 and during the entire year of 1996 accounted for $7.0 million. In the first three quarters of 1997, customer operator services accounted for approximately $12.6 million of revenue compared to $5.3 million in the first three quarters of 1996. Revenue from interactive teleservices increased approximately $16.9 million to $115.6 million. Revenue from outbound direct teleservices increased approximately $29.6 million to $95.6 million. The increases are primarily the result of servicing the growing needs of the Company's clients.



     COST OF SERVICES:   Cost of services represents direct labor, telephone
expense and other costs directly related to teleservices activities. Costs of services increased $9.4 million, or 20.1%, in the third quarter of 1997 to $56.1 million up from $46.7 million for the comparable period of 1996. Cost of services increased $28.6 million, or 21.3%, to $162.6 million for the nine months ended September 30, 1997 up from $134.0 million for the comparable period of 1996. As a percentage of revenue, cost of services decreased to 55.8% for the third quarter of 1997 and 55.2% for the nine months ended September 30, 1997 compared to 57.9% and 57.0%, respectively, for the comparable periods in 1996. The decreases are partially due to the addition of call centers in new markets that had available, cost-effective quality labor.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):   SG&A expenses
increased by $7.3 million, or 32.0%, to $30.1 million for the third quarter of 1997 up from $22.8 million for the comparable period of 1996. For the nine months ended September 30, 1997, SG&A expenses increased by $22.6 million, or 35.8%, to $85.7 million, up from $63.1 million for the comparable period of 1996. As a percentage of revenue, SG&A expenses increased to 30% for the third quarter of 1997 and 29.1% for the nine months ended September 30, 1997 compared to approximately 28.3% and 26.8%, respectively, for the comparable periods of 1996. The increases are primarily due to the increase in depreciation expense and other costs associated with call center expansion and the amortization of goodwill recorded to account for the exchange of stock of minority shareholders in connection with the initial public offering.

     NET OPERATING INCOME:   Net operating income increased by $3.1 million, or
27.7%, to $14.3 million in the third quarter of 1997 up from $11.2 million in the third quarter of 1996. For the nine months ended September 30, 1997, net operating income increased by $8.2 million, or 21.5%, to $46.3 million up from $38.1 million for the comparable period of 1996. As a percentage of revenue, net operating income increased to approximately 14.2% for the third quarter of 1997 and decreased to 15.7% for the nine months ended September 30, 1997, compared to 13.9% and 16.2%, respectively, for the corresponding periods of 1996 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

     NET OTHER INCOME (EXPENSE):   Net other income (expense) includes interest
income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest expense from short-term and long-term borrowings under credit facilities and capital leases, and minority interest in net income. Other income (expense) for the third quarter of 1997 totaled $0.2 million compared to ($0.8) million for the third quarter of 1996. Other income (expense) for the nine months ended September 30, 1997, totaled $1.0 million compared to ($2.6) million for the comparable period of 1996. The reduction in interest expense is primarily due to the repayment of outstanding long term debt in December 1996 and January 1997 with the proceeds of the Company's initial public offering.

     NET INCOME AND PROFORMA NET INCOME:   Net income increased by $2.5 million,
or 39.1%, for the third quarter of 1997, to $8.9 million from proforma net income of $6.4 million for the third quarter of 1996. Net income increased by $6.8 million, or 30.8%, for the nine months ended September 30, 1997, to $28.9 million up from proforma net income of $22.1 million for the comparable period of 1996. Net income and proforma net income include a provision for actual income tax expense and proforma income tax expense, respectively, at a combined effective rate of approximately 38.8% for the nine months ended September 30, 1997 and approximately 36.6% for the comparable period of 1996. The 1996 rate reflects the combined federal and state income tax rate of the Company as if it had been treated as a C Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank lines of credit.

     The Company previously had revolving credit facilities for $8.0 million and $4.5 million. These revolving credit facilities expired on June 30, 1997 and July 1, 1997, respectively. These credit facilities were replaced on September 30, 1997 with a $10 million unsecured revolving credit facility. Advances under the new revolving credit facility bear interest at the prime rate less 1.0%.
The new revolving credit facility expires on July 31, 1999.   At September 30,
1997, the Company had no term loans with banks. The Company's credit facilities contain certain financial covenants and restrictions, which were met at September 30, 1997.

     The Company also has a $20.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. There were no outstanding borrowings under this facility at September 30, 1997. The credit facility expires on June 30, 1998.

     Net cash flow from operating activities decreased $17.3 million, or 48.1%, to $18.7 million for the nine months ended September 30, 1997, compared to a net cash flow from operating activities of $36.0 million for the nine months ended September 30, 1996. The decrease was due principally to cash used for accounts receivable resulting from growth in revenue, accounts payable paid and income taxes paid; partially offset by higher net income and depreciation and amortization.

     Net cash flow used in investing activities was $33.9 million for the nine months ended September 30, 1997, compared to $16.2 million, for the comparable period of 1996. The increase was primarily due to investments in call centers to support the growth of the business.

     Net cash flow used in financing activities was $13.3 million for the nine months ended September 30, 1997 compared to $28.6 million, for the comparable period of 1996. The net cash flow used in financing activities for the nine months ended September 30, 1997, was used primarily to pay off $16.4 million in debt and capital lease obligations. The cash used was offset by $2.5 million of proceeds from a vendor loan. In the nine months ended September 30, 1996, net cash flow from financing activities was used primarily for distributions made to the existing stockholders to cover their tax liabilities as S Corporation stockholders and to provide a return of capital, offsetting borrowings under the Company's credit facilities, net of repayments.

CAPITAL EXPENDITURES

     The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures, which include the acquisition of equipment, were $10.2 million in the third quarter of 1997 and $33.5 million for the nine months ended September 30, 1997. The Company projects its capital expenditures for the balance of 1997 to be approximately $7 million, primarily for capacity expansion and upgrades at existing facilities and the addition of two new call centers.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

  PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount.

     On July 28, 1997, Schurman, Bowers, et al, individually and on behalf of a class of all other persons similarly situated, v. Horry Telephone Cooperative, Inc., AT&T Corp., AT&T Communications, Inc., AT&T Communications of the Southern States, Inc, and West Telemarketing Outbound Corporation (Civil Action No. 4:97-2635-12) was filed in the Court of Common Pleas in Horry, South Carolina and then removed by the defendants to the United States District Court for the District of South Carolina. Plaintiffs allege, among other things, claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers of rate programs and long distance services to the plaintiffs. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. The defendants jointly filed a motion to dismiss on September 29, 1997.

     Gilchrist, individually and on behalf of a class of all other persons similarly situated, v. Direct American Marketers, Inc., Anthony Brown, Integretel, Inc., Troy Eaden, Gary West, West Interactive Corporation and Bellsouth Corporation (Civil Action File No. 197-233) was filed on August 19, 1997 in the Superior Court of Richmond County, Georgia and subsequently removed by the defendants to the United States District Court for the Southern District of Georgia. Troy Eaden, Chief Executive Officer and director of the Company, and Gary West, Chairman of the Board of the Company, and West Interactive Corporation are named defendants in the action. Plaintiff alleges claims under the Georgia Racketeer Influenced and Corrupt Organizations Act in connection with certain "900" number sweepstakes programs that were promoted by Direct American Marketers, Inc. Plaintiff seeks to recover monetary damages, together with expenses, attorney's fees and injunctive relief. West Interactive Corporation is a defendant in other similar actions as previously described in the Company's Form 10-K for the year ended December 31, 1996 and the Company's Form 10-Q for the quarter ended June 30, 1997.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
          27.01  Financial Data Schedule

   (b)  Reports on Form 8-K
          None.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date: November 12, 1997


                                    WEST TELESERVICES CORPORATION


                                    By:  /s/  Troy L. Eaden
                                         ------------------
                                    Troy L. Eaden
                                    Chief Executive Officer


                                    By:  /s/  Michael A. Micek
                                         ---------------------
                                    Michael A. Micek
                                    Chief Financial Officer
                                    Vice President Finance and Treasurer

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                                                     SEQUENTIAL
            EXHIBIT                                     PAGE
            NUMBER      DESCRIPTION                    NUMBER
            -------     -----------                    ------

            27.01     Financial Data Schedule