Form 10-K
period 1997-12-31
WEST TELESERVICES CORP
filed 1998-03-24
CIK 1024657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


                                                        68134
  9910 MAPLE STREET, OMAHA, NEBRASKA                 (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

At March 17, 1998, 63,330,000 shares of common stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the Nasdaq National Market at March 17, 1998) of the voting stock held by nonaffiliates was approximately $121.71 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998, are incorporated into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 ITEM 1.  BUSINESS.......................................................     3
 ITEM 2.  PROPERTIES.....................................................    13
 ITEM 3.  LEGAL PROCEEDINGS..............................................    15
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    16
 EXECUTIVE OFFICERS OF THE REGISTRANT.....................................   16

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    18
 ITEM 6.  SELECTED FINANCIAL DATA........................................    19
 ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION..........................................    20
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    26
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    26
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    26

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    27
 ITEM 11. EXECUTIVE COMPENSATION.........................................    27
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    27
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    27

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K......................................................    27
 SIGNATURES...............................................................   30

                                    PART I

ITEM 1. BUSINESS

GENERAL

  West TeleServices Corporation (the "Company") is one of the largest independent teleservices companies in the United States, and provides a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company is a leading provider in each of inbound operator services, automated voice response services and outbound direct teleservices. Inbound operator services consist of live operator call-processing applications such as order capture, customer service and product support. Inbound was established in 1986 with the goal of becoming the leading inbound teleservices operation in the United States and represented approximately 32.7% of the Company's revenue in 1997. Automated voice response services consist of computerized call-processing applications such as automated product information requests, computerized surveys and polling, and secure automated credit card activation. Interactive began operations in 1989 with the goal of establishing the leadership position in automated voice response services and represented approximately 34.8% of the Company's revenues in 1997. Outbound direct teleservices consist of live operator direct marketing applications such as product sales and customer acquisition and retention campaigns. Outbound began operations in 1990 with the goal of becoming one of the leading teleservices organizations in the United States and represented approximately 32.5% of the Company's revenue in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a discussion of the Company's 1997 revenue allocations. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all three of its businesses. This technology also enables the Company to efficiently integrate a range of its services. The Company believes that its ability to offer integrated services for its clients distinguishes it from most of its competitors.

  The Company targets businesses in highly competitive, consumer-based industries, including telecommunications, insurance, banking, pharmaceuticals, public utilities, consumer goods and computer software services, that require large volume applications. Representative clients include: AT&T Corp. ("AT&T"), Commonwealth Edison Company, MBNA Corporation, Merck & Co., Inc., Time-Life, Inc. and Turner Broadcasting System, Inc. The Company's revenue and pro forma net income for the year ended December 31, 1996 were $317.2 million and $28.7 million, respectively. The Company's revenue and net income for the year ended December 31, 1997 were $398.8 million and $37.4 million, respectively.

  The Company operated approximately 5,900 telephone workstations as of December 31, 1997 in twelve state-of-the-art call centers located in Nebraska, Texas, Virginia, Oklahoma and Alabama which it uses for inbound and outbound services, and maintained approximately 8,100 proprietary interactive voice response ports as of December 31, 1997 for its automated voice response services. The Company has deployed multiple automatic call distributors, predictive dialers, a proprietary interactive voice response platform and multiple mainframe computer systems, in combination with an intelligent workstation environment, in order to fully automate and manage the Company's information-processing requirements. The Company believes it has designed and implemented a sophisticated technology platform, permitting it to provide flexible, high-quality and cost-effective service solutions for its clients.

  The Company conducts its business principally through three wholly-owned subsidiaries: West Telemarketing Corporation ("Inbound"); West Telemarketing Corporation Outbound ("Outbound"); and West Interactive Corporation ("Interactive"). The Company, Inbound, Outbound, Interactive and all other direct or indirect subsidiaries of the Company are collectively referred to herein as the "West Affiliates."

INDUSTRY OVERVIEW

  The teleservices industry facilitates direct communication between companies and their current and prospective customers through telecommunications-based systems. Industry sources estimate that total media advertising expenditures (including teleservices expenditures) in the United States were approximately $263.9 billion in 1997. Industry sources also estimate that teleservices expenditures in the United States were approximately $95.0 billion in 1997.

  ADVANTAGES OF TELESERVICES

  Many industries, including telecommunications, pharmaceuticals, consumer goods, banking and insurance, are experiencing increased competition to attract and retain customers, and accordingly many businesses are seeking to expand their direct contact with current and prospective customers. Many of these businesses are allocating more of their advertising and customer service expenditures to teleservices which effectively complement other marketing media such as television, radio and print advertising and enables businesses to quantify and evaluate the effectiveness of specific marketing expenditures. Teleservices is estimated to be the leading direct marketing medium by which approximately $451 billion of goods and services were sold via the telephone in 1997.

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

  ROLE OF OUTSOURCING

  Businesses historically have relied on in-house personnel to provide most telephone-based services. Industry sources estimate that expenditures for the "non-captive" portion of the industry, which is serviced on an outsourced basis by independent teleservices companies, were approximately $6.4 billion in 1997 (or 8% of the estimated total industry). Based on discussions with its clients and prospective clients, the Company believes that businesses are increasingly outsourcing their teleservices activities in order to focus their internal resources on their core competencies, to increase the productivity of their marketing services and to reduce overall teleservices expenditures. Providers of outsourced teleservices can offer clients lower overall teleservices costs due to economies of scale in sharing the cost of new technology among a larger base of users and higher capacity utilization rates. The overall teleservices market is estimated to grow at approximately 8% per year for the next five years.

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

DESCRIPTION OF SERVICES

  The Company's organizational structure is outlined below:


      [FLOWCHART OF THE COMPANY'S ORGANIZATIONAL STRUCTURE APPEARS HERE]

 I. OPERATOR TELESERVICES ("INBOUND")

  Inbound provides live operator call-processing services, including order capture and customer service applications. Inbound was established in 1986 with the goal of becoming the leading inbound teleservices operation in the United States. It was one of the first service providers to fully automate its operations and to develop proprietary software systems to service the customized needs of its clients. In 1997, Inbound represented approximately 32.7% of the Company's revenue. The two divisions of Inbound are Direct Response Services and Custom Operator Services.

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

  The Company utilizes automatic call distributors and digital switches to identify the toll-free number dialed by each caller. The toll-free number specifies the particular client campaign and designates customer, product, and service information to the operator and provides a highly structured script designed to aid in processing the transaction. Each individual operator may receive a call for one of hundreds of different client campaigns at any given time. Furthermore, the Company can immediately report information captured during the call to its client, the client's advertising agency and the client's designated fulfillment company. Caller information and campaign call volume summary reports are customized and may be transmitted to the client via magnetic tape, electronic transfer or facsimile per the client's instructions. Clients also have the ability to access real-time on-line program results by media source. Immediate access to call volume data allows the Company's clients to quickly determine the cost effectiveness of various campaigns and to adjust their media expenditures accordingly.

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

 II. INTERACTIVE TELESERVICES ("INTERACTIVE")

  Interactive provides large volume automated voice response services which allow a caller to access information by means of a touch-tone telephone or voice prompt. Interactive began operations in 1989 with the goal of establishing the leadership position in automated voice response services. The Company believes that Interactive is currently the largest, fully automated call-processing operation in the United States. In 1997, Interactive represented approximately 34.8% of the Company's revenues. Interactive has developed proprietary software systems and hardware platforms to service the diverse needs of its clients and complements the Company's live operator service offerings.

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

 III. DIRECT TELESERVICES ("OUTBOUND")

  Outbound provides live operator direct marketing services. Outbound began operations in 1990 with the goal of becoming one of the leading teleservices organizations in the United States. In 1997, Outbound represented approximately 32.5% of the Company's revenue. Since Outbound operates in a more mature and competitive environment than Inbound and Interactive, Outbound focuses exclusively on high volume projects. The two divisions of Outbound are Consumer Direct Services and Business Direct Services.

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

        [FLOWCHART OF THE COMPANY'S NETWORK ARCHITECTURE APPEARS HERE]

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

  In 1997, the Company employed an average of approximately 9,000 telephone representatives per day for its inbound services and outbound services with peak employment of approximately 10,300 operators per day. In addition, the Company employed as of December 31, 1997 approximately 2,100 management, staff and administrative employees. The Company considers its relations with its employees to be good.

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

TECHNOLOGY/SYSTEMS DEVELOPMENT

  All proprietary software systems and hardware platforms for Inbound, Interactive and Outbound permit the design and execution of highly integrated service offerings which share consumer database files, source files, calling records and calling lists. All systems provide clients with the ability to directly interface and communicate with the Company's systems. The Company currently employs approximately 620 systems analysts, programmers and technicians to modify and enhance the Company's operating systems and to design client applications.

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

GOVERNMENT REGULATION

  Teleservices sales practices are regulated at both the federal and state level. The significant growth of the telemarketing industry in the 1980's produced concern over the proliferation of unsolicited teleservices calls made to private residences. In response, Congress passed the Telephone Consumer Protection Act of 1991 (the "TCPA") as the first attempt at regulating the telemarketing industry. The Federal Communications Commission ("FCC") enacted rules pursuant to the TCPA in December 1992 which among other things prohibit the initiation of telephone solicitations to residential telephone subscribers before 8:00 a.m. and after 9:00 p.m., prohibit the use of automated telephone dialing equipment to call certain telephone numbers, and require the maintenance of a list of residential consumers that have stated that they do not want to receive telephone solicitations to ensure that companies avoid making calls to consumers on this list.

  In a further effort to combat telemarketing fraud, Congress also passed the Federal Telemarketing Consumer Fraud and Abuse Act of 1994 ("TCFAA") which authorized the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. In 1995, the FTC issued its Telemarketing Sales Rule, which went into effect in January 1996. The Telemarketing Sales Rule broadly defines telemarketing as a plan, program or campaign conducted to induce the sale of goods, or services through the use of one or more telephones and which involve more than one interstate telephone call. The Telemarketing Sales Rule covers most outbound telemarketing calls and certain inbound telemarketing calls. Generally, the Telemarketing Sales Rule proscribes the making of outbound calls to consumers who have previously requested not to be called, prohibits telemarketers from making a variety of deceptive, unfair or abusive practices in telemarketing sales, prohibits telemarketers from debiting a consumer's checking, charge or similar account without the consumer's express written authorization. Alternatively, a consumer may give an oral authorization if the oral authorization is recorded and certain disclosures are made. The Telemarketing Sales Rule also imposes potential liability on companies providing substantial assistance to those engaged in violations of the Telemarketing Sales Rule.

  In addition to the FTC's Telemarketing Sales Rule, there are numerous state statutes and regulations governing telemarketing activities to which the Company is subject or may be subject. For example, some state statutes impose restrictions on auto-dialed recorded message players, on solicitations initiated by or on behalf of the seller of goods or services and on the monitoring of telephone calls of telemarketer employees. Some states also require registration of any telemarketing campaign prior to any solicitation or attempted solicitation in connection therewith and impose certain mandatory disclosures which must be made during the course of the telephone calls. A number of states also provide that a sale cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment. From time to time, bills are introduced in states which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the Company or its industry.

  The FTC has also adopted regulations governing pay per call services (the "900 Number Rule") pursuant to the Telephone Disclosure and Dispute Resolution Act passed by Congress in 1992

("TDDRA"). In general, the 900 Number Rule prescribes the content of advertising for such services, requires that certain introductory disclosures be made (at no charge to the caller) and provides for the manner and content of billing and collection for such services. The FCC supplements this regulation by requiring that common carriers assign a telephone number to a provider of interstate pay per call services and offer billing and collection services to such a provider to assure compliance with the 900 Number Rule. In March 1997, the FTC initiated a 900 Number rulemaking review proceeding to evaluate the operation of the 900 Number Rule and to determine whether the scope of the 900 Number Rule should be expanded to information services provided through dialing patterns other than 900 numbers. The Company cannot predict whether any modifications will be made to the 900 Number Rule, and, if so, what impact they would have on the Company or its industry.

  The Telecommunications Act of 1996 also contains certain provisions which may impact upon the Company. In general, the 1996 Act eliminated the tariffed service exception from the pay per call rules and required the FCC to adopt new and more stringent rules for the use of toll free numbers for pay per call services because of abuses that arose from pay per call services offering toll free numbers. The FCC has proposed rules for the use of toll free numbers for pay per call services. The FCC has proposed rules designed to restrict the use of toll free numbers in connection with pay per call information programming. Among the most significant changes to the toll free number rules are that presubscription agreements now must be executed in writing, require the use of a PIN or other identifier unique to the subscriber and provide subscribers with a choice of billing method direct remit, debit prepaid account phone bill or credit or calling card. As an alternative, information providers may charge information services provided via toll free numbers with a prepaid account or debit, credit, charge or calling card if there is a preamble disclosing the costs, the point when the charges begin and billing methods. There are also corresponding disclosure requirements for soliciting presubscription agreements and for consumers' billing statements.

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

ITEM 2. PROPERTIES

  The Company operated four automated voice response facilities with approximately 8,100 ports as of December 31, 1997 and twelve state-of-the-art call centers with approximately 5,900 workstations as of December 31, 1997. Certain of the Company's call centers can be used interchangeably by both Inbound and Outbound.

  Inbound operates four large volume, automated call-processing facilities located in Omaha, Nebraska, San Antonio, Texas, Hampton, Virginia and Tulsa, Oklahoma. These facilities consist of approximately 2,500 computer-assisted workstations. In 1997, Inbound employed an average of approximately 4,400 operators per day with peak employment of approximately 5,600 operators per day.

  Interactive operates five large volume, automated voice response platforms located in Omaha, Nebraska (two platforms), San Antonio, Texas, Calgary, Alberta (Canada) and Tulsa, Oklahoma. Interactive has a total capacity of approximately 8,100 voice response ports. Interactive is not a labor intensive business and currently employs approximately 240 managerial, staff and administrative personnel.

  Outbound operates eight large volume, automated facilities located in San Antonio, Texas, Universal City, Texas, El Paso, Texas, Killeen, Texas, Waco, Texas, Lubbock, Texas, Mobile, Alabama and Odessa, Texas. Outbound currently maintains approximately 3,400 computer-assisted workstations and in 1997 employed an average of 4,600 marketing representatives per day with peak employment of approximately 5,700 marketing representatives per day.

  The following table summarizes the location of, and the number of telephone workstations at each of the Company's call centers for each of Inbound, Interactive and Outbound.

                                           NUMBER OF             NUMBER OF
CALL CENTERS                         TELEPHONE WORKSTATIONS VOICE RESPONSE PORTS
------------                         ---------------------- --------------------
Inbound
  Omaha, Nebraska...................           726                   --
  San Antonio, Texas................           588                   --
  Hampton, Virginia.................           729                   --
  Tulsa, Oklahoma...................           443                   --
    Inbound Total...................         2,486                   --
Interactive
  Omaha, Nebraska...................           --                  5,036
  San Antonio, Texas................           --                  2,261
  Calgary, Alberta (Canada).........           --                    391
  Tulsa, Oklahoma...................           --                    368
    Interactive Total...............                               8,056
Outbound
  San Antonio, Texas................           968                   --
  Universal City, Texas.............           560                   --
  El Paso, Texas....................           594                   --
  Killeen, Texas....................           324                   --
  Waco, Texas.......................           252                   --
  Lubbock, Texas....................           252                   --
  Mobile, Alabama...................           378                   --
  Odessa, Texas.....................           117                   --
    Outbound Total..................         3,445
      Total.........................         5,931                 8,056

  The Company occupies approximately 964,000 square feet of office space. All facilities described above other than the facilities located in San Antonio, Texas are leased. The Company also owns 98,360 square feet of office space in a corporate headquarters building in Omaha, Nebraska. The corporate headquarters was purchased in the fourth quarter of 1997 and the Company plans to move into the building in the second quarter of 1998.

  The Company believes that its facilities are adequate for its foreseeable needs and that additional space will be available as required. See Note D to Combined Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

  West Interactive Corporation is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, on September 12, 1991, captioned Lamar Andrews, Individually and as Representative of a Class of All Other Persons Similarly Situated, Plaintiff
v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The District Court certified a master class of all persons who paid for one or more 900 number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or other prizes, gifts or information on unclaimed funds. These calls were billed and collected by AT&T Corp. (AT&T) and U.S. Sprint Communications Company Limited Partnership (Sprint). The District Court also certified a sub-class of those persons who paid, in the State of Georgia, for one or more such calls billed and collected by AT&T or Sprint. The complaint alleged that the programs at issue involved, among other things, acts of unlawful gambling, mail fraud and wire fraud in violation of the Racketeering Influenced and Corrupt Organizations Act (RICO), the Communications Act of 1934, the federal common law of communications and other state and federal laws. Interactive provided interactive voice processing and billing services to a customer which conducted some of the programs at issue in the litigation. The billing services were provided through AT&T. The action sought recovery of treble damages, punitive damages, costs and attorneys' fees. The Company's potential liability and expenses in this matter were not covered by insurance. On September 19, 1996, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's order certifying the classes on the ground that the class action would be unmanageable and, on December 4, 1996, it denied the plaintiffs' subsequent petition for rehearing. On February 19, 1997, a Motion to Amend Class Definition and a Renewed Motion for Class Certification was filed by the plaintiffs in the District Court. On July 14, 1997, plaintiffs' motions were denied and the plaintiffs were ordered to amend the pleadings to eliminate all allegations as to class representation. On August 4, 1997, the plaintiffs filed a second amended complaint which deleted all class allegations. In addition to claims previously asserted, the second amended complaint includes an express claim based on the alleged collection of illegal gambling debts, and a claim under Georgia RICO statute with a request for actual and punitive damages under that statute.

  On July 28, 1997, Schurman, Bowers, et al, individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc., AT&T Corp., AT&T Communications, Inc., AT&T Communications of the Southern States, Inc, and West Telemarketing Outbound Corporation (Civil Action No. 4:97-2635-12) was filed in the Court of Common Pleas in Horry, South Carolina and then removed by the defendants to the United States District Court for the District of South Carolina. Plaintiffs allege, among other things, claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers of rate programs and long distance services to the plaintiffs. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief.

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

  Richard Carney, et al. v. West TeleServices Corporation, West Telemarketing Corporation, West Telemarketing Corporation Outbound, West Telemarketing Insurance Agency, Inc., Hal Morris, Matt Mazzarella and John Erwin (Cause No. 97-CI-15780) was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of West TeleServices Corporation, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion, and civil theft.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

NAME                               AGE POSITION
----                               --- --------
Gary L. West......................  52 Chairman of the Board and Director
Mary E. West......................  52 Vice Chair of the Board, Secretary and
                                       Director
Troy L. Eaden.....................  35 Chief Executive Officer and Director
Thomas B. Barker..................  43 President, Chief Operating Officer and
                                       Director
Michael A. Micek..................  48 Chief Financial Officer, Executive Vice
                                       President--Finance and Treasurer
Nancee R. Berger..................  37 President--Interactive Teleservices
John W. Erwin.....................  35 President--Direct Teleservices
Mark V. Lavin.....................  39 Executive Vice President--Operator
                                       Teleservices
Michael M. Sturgeon...............  36 Executive Vice President--Sales and
                                       Marketing
Joseph L. Bradley.................  43 Executive Vice President--Systems and
                                       Technology
Dianne K. Ferris..................  50 Executive Vice President--Administrative
                                       Services and Chief Administrative Officer

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

  MICHAEL A. MICEK joined the Company in 1988 and was appointed to Chief Financial Officer, Vice President--Finance and Treasurer in 1990. In 1997, Mr. Micek was promoted to Chief Financial Officer, Executive Vice President-- Finance and Treasurer. Prior to joining the Company, Mr. Micek was a partner in the accounting firm of Blackman and Micek, P.C. from 1983 to 1988 and was employed by the accounting firm of Touche Ross from 1981 to 1983.

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

  MARK V. LAVIN joined the Company in 1996 as Executive Vice President-- Operator TeleServices. From 1991 until 1996, he held various management positions in reservation services for Radisson Hospitality Worldwide.

  MICHAEL M. STURGEON joined the Company in 1991 as a National Account Manager--Interactive. In September 1994, Mr. Sturgeon was promoted to Vice President of Sales and Marketing--Interactive. In March of 1997, Mr. Sturgeon was promoted to Executive Vice President--Sales and Marketing for the Company. Prior to joining the Company, Mr. Sturgeon was a management consultant for Anderson Consulting and Laventhol & Hartworth.

  JOSEPH L. BRADLEY has been at the Company since its inception in 1986. Mr. Bradley is Executive Vice President--Systems and Technology. Prior to joining the Company, Mr. Bradley worked in information systems from 1982 to 1986 with First Data Resources.

  DIANE K. FERRIS joined the Company in 1988 as Vice President of Operations-- Inbound. In February 1991, Ms. Ferris was promoted to Chief Administrative Officer. Prior to joining the Company, Ms. Ferris was Vice President of Administration and Corporate Planning for Mutual of Omaha Fund Management Company. In 1997, Ms. Ferris was promoted to Executive Vice President-- Administrative Services and Chief Administrative Officer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On December 2, 1996, the Company completed the initial public offering (the "Initial Public Offering") of its shares of common stock, par value $0.01 per share (the "Common Shares" or "Shares"). The Common Shares are listed on the Nasdaq National Market under the symbol "WTSC." The following table sets forth for the periods indicated the high and low closing sales prices of the Common Shares as reported on the Nasdaq National Market.

                                                                  HIGH     LOW
                                                                 ------- -------
   Fourth Quarter of 1996 (from November 26, 1996).............. $25 1/2    $21
   First Quarter of 1997........................................ $25 1/4    $12
   Second Quarter of 1997....................................... $16 1/8 $12 3/8
   Third Quarter of 1997........................................ $16 3/8 $12 1/2
   Fourth Quarter of 1997....................................... $15 1/8 $10 1/8

  As of March 18, 1998, there were 106 holders of record of Common Shares. As of the same date, there were a total of 63,330,000 Common Shares issued and outstanding. No dividends have been declared with respect to the Common Shares since the Initial Public Offering. The Company currently intends to retain earnings to finance the growth and development of its business and for working capital and general corporate purposes, and does not anticipate paying cash dividends on the Common Shares in the foreseeable future. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected consolidated historical financial data has been derived from the audited historical consolidated financial statements of the Company. The Company's consolidated financial statements as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995 and Deloitte & Touche LLP's audit report with respect thereto have been included in this Annual Report on Form 10-K. The information is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                              YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------
                              1993          1994          1995          1996          1997
                          ------------  ------------  ------------  ------------  ------------
                          (IN THOUSANDS, EXCEPT FOR PER SHARE AND SELECTED OPERATING DATA)
INCOME STATEMENT DATA:
  Revenue...............  $    142,508  $    186,512  $    256,894  $    317,210  $    398,832
  Cost of services......        77,785       102,707       146,531       180,380       220,858
  Selling, general and
   administrative
   expenses.............        45,041        51,904        70,575        87,499       118,878
  Litigation settlement.         4,400           --            --            --            --
                          ------------  ------------  ------------  ------------  ------------
  Net operating income..        15,282        31,901        39,788        49,331        59,096
  Net other income
   (expense)............        (1,419)       (1,905)       (3,389)       (3,420)        1,716
                          ------------  ------------  ------------  ------------  ------------
  Net income before
   income tax expense...        13,863        29,996        36,399        45,911        60,812
  Actual income tax
   expense..............            48           269           828         4,213        23,402
  Pro Forma Information
   (1):
    Income tax expense..         5,234        10,900        13,130        12,950           --
                          ------------  ------------  ------------  ------------  ------------
    Net income..........  $      8,581  $     18,827  $     22,441  $     28,748  $     37,410
                          ============  ============  ============  ============  ============
    Earnings per share:
      Basic.............  $       0.16  $       0.35  $       0.42  $       0.52  $       0.59
      Diluted...........  $       0.16  $       0.35  $       0.42  $       0.52  $       0.59
    Weighted average
     number of common
     shares outstanding:
      Basic.............        53,968        53,968        53,968        54,891        63,330
      Diluted...........        53,968        53,968        53,968        54,966        63,346
SELECTED OPERATING DATA:
  Operating margin......          10.7%         17.1%         15.5%         15.6%         14.8%
  Number of workstations
   (at end of period)...         2,095         2,228         3,158         4,440         5,931
  Number of ports (at
   end of period).......         2,530         3,496         3,870         5,804         8,056
                                                    DECEMBER 31,
                          --------------------------------------------------------------------
                              1993          1994          1995          1996          1997
                          ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
  Working Capital.......  $     (4,742) $      5,408  $      6,550  $     46,169  $     55,320
  Property and
   equipment, net.......        26,396        30,820        45,889        70,608       111,710
  Total assets..........        60,225        88,880       123,452       238,285       282,150
  Total debt............        23,913        32,608        41,743        22,523        21,686
  Stockholders' equity..        13,165        27,179        38,229       158,879       196,217

--------
(1) Reflects a pro forma provision for income taxes as if the Company had been subject to federal and state corporate income taxes for all periods. The pro forma provision for income taxes represents a combined federal and state tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

  Certain statements under this caption constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Business."

OVERVIEW

  Inbound was formed in 1986 and, together with its affiliates, is one of the largest independent teleservices companies in the United States. During the first nine months of operations, the Company focused its resources on designing and building an automated call-processing platform to effectively manage large volumes of inbound calls. In January 1989, the Company began offering automated voice response services utilizing its own proprietary technology platform. In May 1990, the Company began offering outbound teleservices utilizing state-of-the-art workstations staffed by highly trained teleservices representatives. The Company is a leading provider of each of these services to businesses on an outsourced basis. The Company also believes it has established a distinct competitive advantage in its ability to offer a range of services through its three operating divisions (Inbound, Interactive and Outbound) on a fully-integrated basis.

  Revenue: Revenue increased $81.6 million or 25.7% to $398.8 million in 1997 from $317.2 million in 1996. The increase in revenue included $5.8 million derived from new clients and $75.8 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

  During the year ended December 31, 1997, the Company provided service to more than 800 clients. Eighty percent of the Company's total revenue was generated by 47 clients. During 1997, AT&T remained the Company's largest client and accounted for 25% of total revenue.

  During the year ended December 31, 1997, Interactive transferred calls to a live agent at Inbound to complete a service that began on Interactive voice response units. Inbound billed Interactive for the live operator portion of the call and Interactive billed the entire service provided by both divisions. Consequently, a portion of Interactive revenue reported on the Company's reports on Form 10-Q in 1997 represents services delivered by Inbound. Management feels that it would be more appropriate to include the revenue in the division that provided the services rather than where the revenue is invoiced to the client. The table below sets forth this reallocated revenue by division by quarter for 1997:

                                                                          % OF
                                1ST     2ND     3RD      4TH             COMPANY
                              QUARTER QUARTER QUARTER  QUARTER   TOTAL   REVENUE
                              ------- ------- -------- -------- -------- -------
                                            (AMOUNTS IN THOUSANDS)
As reported
  Inbound.................... $29,882 $25,515 $ 27,928 $ 32,255 $115,580  29.0%
  Interactive................  36,564  37,762   41,249   38,188  153,763  38.5%
  Outbound...................  29,200  35,103   31,316   33,870  129,489  32.5%
                              ------- ------- -------- -------- --------
    TOTAL.................... $95,646 $98,380 $100,493 $104,313 $398,832 100.0%
                              ======= ======= ======== ======== ========
Reallocated revenue
  Inbound.................... $31,759 $29,559 $ 32,176 $ 36,975 $130,469  32.7%
  Interactive................  34,687  33,718   37,001   33,468  138,874  34.8%
  Outbound...................  29,200  35,103   31,316   33,870  129,489  32.5%
                              ------- ------- -------- -------- --------
    TOTAL.................... $95,646 $98,380 $100,493 $104,313 $398,832 100.0%
                              ======= ======= ======== ======== ========

  After giving effect to the reallocation of revenue described above, Inbound services represented approximately 32.7% of total revenue for the year ended December 31, 1997. Revenue for Inbound services is primarily generated at the time calls are answered by a telemarketing representative based on the number of calls and minutes received and processed on behalf of clients. Inbound services also generate revenue from calls transferred to telemarketing representatives from Interactive voice response units. The Company also generates revenue by providing assistance to clients in the design and implementation of new applications.

  After giving effect to the reallocation of revenue described above, Interactive services represented approximately 34.8% of total revenue for the year ended December 31, 1997. Revenue for Interactive services is primarily generated at the time calls are received or sent by automated voice response units and is billed based on call duration. The Company also generates revenue by providing billing and collection services for pay per call programs.

  Outbound services represented approximately 32.5% of total revenue for the year ended December 31, 1997. Revenue for Outbound services is generated on an hourly basis at the time the marketing representatives place calls to consumers on behalf of its clients. The Company also generates revenue by providing assistance to its clients in the design and programming of customized applications.

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

  The Company manages its direct labor costs through its flexible staffing and scheduling initiatives. In particular, the Company has developed its own proprietary scheduling systems which are designed to optimize staffing and pay levels in anticipation of fluctuating call volumes as clients' campaigns are scheduled. The Company seeks to control its direct labor costs by decentralizing its operations and by seeking new geographic markets which offer attractive labor market characteristics for its Inbound and Outbound services. Direct labor rates fluctuate based upon local market factors such as the size and availability of a part-time workforce in addition to local economic growth. Labor rates are adjusted, as necessary, to attract the required number of service representatives during seasonal fluctuations. During the year ended December 31, 1997, the Company experienced improvement in direct cost as a percentage of revenue due in part to more favorable labor rates realized by entering new local markets.

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

  Prior to the reorganization of the Company on November 25, 1996 each of the West Affiliates were treated for federal income tax purposes as an S Corporation under the Internal Revenue Code. As a result, the stockholders of each of the West Affiliates, rather than the West Affiliates, have paid all federal income tax on the West Affiliates' income through November 25, 1996. Each of the West

Affiliates has made periodic distributions to its stockholders in amounts approximately equal to its stockholders' corresponding tax liabilities associated with such companies' earnings plus amounts representing a portion of retained earnings. Additionally, the Company has earned state income tax credits in Nebraska under a job creation and investment incentive program. As a result, the West Affiliates' stockholders have paid little, if any, state income tax in Nebraska. On November 26, 1996, the Company became a C Corporation for federal and state income tax purposes. The Company still is eligible for similar tax credits in Nebraska, at least through 1998, so long as the Company continues to create additional employment positions within that state. As the Company opens new facilities in states without job or investment tax credits, or in states with corporate income taxes, its effective tax rate may increase.

RESULTS OF OPERATIONS

  The following table sets forth the Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1995   1996   1997
                                                            -----  -----  -----
   Revenue................................................. 100.0% 100.0% 100.0%
   Cost of services........................................  57.0   56.8   55.4
   Selling, general and administrative expenses............  27.5   27.6   29.8
   Net operating income....................................  15.5   15.6   14.8
   Net other income (expense)..............................  (1.3)  (1.1)   0.5
   Net income before income tax expense....................  14.2   14.5   15.3
   Actual income tax expense...............................   0.3    1.3    5.9
   Pro forma provision for income taxes....................   5.1    4.1    --
                                                            -----  -----  -----
   Net income and pro forma net income.....................   8.8%   9.1%   9.4%
                                                            =====  =====  =====

  YEARS ENDED DECEMBER 31, 1997 AND 1996

  REVENUE: Revenue increased $81.6 million or 25.7% to $398.8 million in 1997 from $317.2 million in 1996. The increase in revenue included $5.8 million derived from new clients and $75.8 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

  During the year ended December 31, 1997, the Company provided service to more than 800 clients. Eighty percent of the Company's total revenue was generated by 47 clients. During 1997, AT&T remained the Company's largest client and accounted for 25% of total revenue.

  COST OF SERVICES: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $40.5 million or 22.4% for the year ended December 31, 1997 to $220.9 million from $180.4 million for the comparable period of 1996. As a percentage of revenue, cost of services decreased to 55.4% for 1997 compared to 56.8% for 1996. The decreases are partially due to the addition of call centers in new markets that had available, cost-effective quality labor. Call center additions in 1997 included Tulsa, Oklahoma, Lubbock, Texas, Mobile, Alabama, and Odessa, Texas.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A expenses increased by $31.4 million or 35.9% to $118.9 million for the year ended December 31, 1997 from $87.5 million in 1996. As a percentage of revenue, SG&A expenses increased to 29.8% for the year ended December 31, 1997 compared to 27.6% in 1996. The increase is primarily due to the increase in depreciation expense and other costs associated with call center expansion and the amortization of goodwill recorded to account for the exchange of stock of minority shareholders in connection with the initial public offering.

  NET OPERATING INCOME: Net operating income increased by $9.8 million or 19.8% to $59.1 million in 1997 from $49.3 million in 1996. As a percentage of revenue, net operating income decreased slightly to 14.8% for the year ended December 31, 1997 compared to 15.6% in the 1996 period due to the factors discussed above for Revenue, Cost of Services and SG&A Expenses.

  NET OTHER INCOME (EXPENSE): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest expense from short-term and long-term borrowings under credit facilities and capital leases, and minority interest in net income. Other income (expense) for the year ended December 31,1997 totaled $1.7 million compared to ($3.4) million for 1996. The reduction in interest expense is primarily due to the repayment of outstanding long term debt in December 1996 and January 1997 with the proceeds of the Company's Initial Public Offering.

  NET INCOME: Net income increased by $8.7 million or 30.1% for the year ended December 31, 1997, to $37.4 million from pro forma net income of $28.7 million in 1996. Net income includes a provision for actual income tax expense at a combined effective rate of 38.5% for 1997. Pro forma net income includes a provision for pro forma income tax expense at a combined income tax effective rate of 36.3% for 1996. The 1996 rate reflects the combined federal and state income tax rate of the Company as if it had been treated as a C Corporation.

YEARS ENDED DECEMBER 31, 1996 AND 1995

  REVENUE: Revenue increased $60.3 million or 23.5% to $317.2 million in 1996 from $256.9 million in 1995. The increase in revenue included $18.5 million derived from new clients and $41.8 million derived from existing clients. The overall revenue increase is attributable to higher call volumes. Approximately $7.0 million of the increase in revenue was attributable to the introduction of the custom operator services offering. This new division specializes in dedicated inbound live operator applications.

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

  The Company has a $10.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The revolving credit facility expires on July 31, 1999. There were no outstanding borrowings under this facility at December 31, 1997. The Company's credit facility contains certain financial covenants, which were met at December 31, 1997. The Company expects to renew the unsecured revolving credit facility and believes it could increase the amount of the facility, if needed.

  The Company also has a $20.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. There were no outstanding borrowings under this facility at December 31, 1997. The credit facility expires on June 30, 1998.

  The Company purchased a new corporate headquarters building in the fourth quarter with interim financing provided by a $13.0 million short-term promissory note. In January of 1998, the short-term note of 1997 was replaced with a $12.5 million real estate mortgage to be paid in 59 monthly installments of $102,000 with the remainder of the balance to be paid on February 1, 2003. The note bears interest at 7.625%. The Company also purchased equipment financed through vendor notes payable over three years and bearing interest at 3.9%.

  Net cash flow from operating activities decreased $18.8 million, or 34.7%, to $35.3 million for the year ended December 31, 1997, compared to a net cash flow from operating activities of $54.1 and $47.6 million for the years ended December 31, 1996 and 1995, respectively. The decrease was due principally to cash used for accounts receivable resulting from growth in revenue, accounts payable paid and income taxes paid, which in turn was partially offset by higher net income, depreciation, and deferred income tax expense.

  Net cash flow used in investing activities was $49.6 million for the year ended December 31, 1997, compared to $20.6 million and $14.5 million, for the comparable periods of 1996 and 1995, respectively. The increase was primarily due to investments in call centers to support the growth of the business.

  Net cash flow used in financing activities was $1.0 million for year ended December 31, 1997 compared to $0.3 million and $25.2 million, for the comparable periods of 1996 and 1995, respectively. The net cash flow used in financing activities for the year ended December 31, 1997, was used primarily to pay off $17.6 million in debt and capital lease obligations. In the years ended December 31, 1996 and 1995, net cash flow from financing activities was used primarily for distributions made to the existing stockholders to cover their tax liabilities as S Corporation stockholders and to provide a return of capital, offsetting borrowings under the Company's credit facilities, net of repayments. Also, the Company realized net proceeds of $107.7 million from the Initial Public Offering on December 2, 1996.

  The Company used the net proceeds of the Initial Public Offering as follows:
(i) to repay total outstanding debt of $42.8 million comprised of (a) an aggregate of $24.7 million outstanding under its revolving credit facilities,
(b) $10.9 million in term loans and (c) $7.2 million in outstanding capital leases; (ii) approximately $44.1 million to repay the remaining balance of promissory notes payable to certain stockholders of the Company including interest created in connection with the declaration of a dividend to existing stockholders as part of the conversion of the Company to a C Corporation; and
(iii) $4.8 million for capital expenditures. The balance of the net proceeds totaling $16.0 million was used for working capital and general corporate purposes.

  The Company is subject to lawsuits and claims which arise out of the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Management believes, except for the items listed in Footnote H to the notes to the consolidated financial statements, for which management is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

CAPITAL EXPENDITURES

  The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $60.6 million for the year ended December 31, 1997. Capital expenditures for 1997 consisted primarily of equipment purchases and the purchase of a new corporate headquarters building for $15.6 million. The Company projects its capital expenditures for 1998 to be approximately $40 million to $45 million, primarily for capacity expansion and upgrades at existing facilities and the addition of nine new call centers.

  The Company believes that the cash flow from operations, together with existing cash and cash equivalents, financing through capital or operating leases, and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or any of its subsidiaries, which are not already pledged as collateral securing existing credit facilities of the Company or any of its affiliates may be required to guarantee any existing or additional credit facilities.

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that modifications to existing software and conversions to new hardware and software can mitigate the impact of the Year 2000 Issue. However, if such modifications and conversions are not completed on timely basis, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

  The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue, and the Company's current assessments are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

  The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project by December 31, 1999. The total remaining cost of the Year 2000 project is estimated at $4.8 million and is being funded through operating cash flows. Of the total projected cost, approximately $1.4 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $3.4 million, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations.

  The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure of third parties on which the Company relies and similar uncertainties.

INFLATION

  The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is incorporated from the Company's Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of stockholders to be held on May 13, 1998. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of stockholders to be held on May 13, 1998. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of stockholders to be held on May 13, 1998. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of stockholders to be held on May 13, 1998. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

  (a) Documents filed as a part of the report:

    (1) Financial Statements:

      Reports of Independent Auditors......................................  F-1
      Consolidated balance sheets as of December 31, 1997 and 1996.........  F-2
      Consolidated statement of operations for the years ended December 31,
       1997, 1996 and 1995.................................................  F-3
      Combined statements of stockholders' equity for the years ended
       December 31, 1997, 1996 and 1995....................................  F-4
      Consolidated statements of cash flows for the years ended December
       31, 1997, 1996 and 1995.............................................  F-5
      Notes to the Consolidated Financial Statements.......................  F-6

    (2) Financial Statement Schedules:

      Report of Independent Auditors.......................................  S-1
      Schedule II (Consolidated valuation accounts for the three years ended December 31, 1997)............................................  S-2

    (3) Exhibits

  Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.01  Restated Certificate of Incorporation of the Company (Exhibit 3.01 to
         Registration Statement under Form S-1 (Amendment No. 2) dated November
         21, 1996, File No. 333-13991)
   3.02  Restated Bylaws of the Company (Exhibit 3.02 to Registration Statement
         under Form S-1 (Amendment No. 2) dated November 21, 1996, File No.
         333-13991)
  10.01  Form of Registration Rights Agreement (Exhibit 10.01 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
         File No. 333-13991)
  10.02  Bill of Sale & Assignment, dated October 30, 1996, from West
         Telemarketing Corp. to Troy L. Eaden (Exhibit 10.02 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
         File No. 333-13991)
  10.03  Purchase Agreement, dated March 14, 1996, between West Telemarketing
         Corporation and Executive Jet Sales, Inc. (Exhibit 10.03 to
         Registration Statement under Form S-1 (Amendment No. 1) dated November
         12, 1996, File No. 333-13991)
  10.04  1996 Stock Incentive Plan (Exhibit 10.04 to Registration Statement
         under Form S-1 (Amendment No. 1) dated November 12, 1996, File No.
         333-13991)
  10.05  Agreement and Plan of Reorganization (Exhibit 10.05 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November 21, 1996,
         File No. 333-13991)
  10.06  Employment Agreement between the Company and Thomas B. Barker dated
         January 1, 1996, as amended December 9, 1997
  10.07  Employment Agreement between the Company and Michael A. Micek dated
         January 1, 1996, as amended December 9, 1997
  10.08  Employment Agreement with Troy L. Eaden (Exhibit 10.08 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
         File No. 333-13991)
  10.09  Employment Agreement the Company and John W. Erwin dated January 1,
         1996, as amended December 22, 1997
  10.10  Stock Redemption Agreement, dated April 9, 1996, by and among John W.
         Erwin, Gary L. West, Mary E. West and Troy L. Eaden (Exhibit 10.11 to
         Registration Statement under Form S-1 (Amendment No. 1) dated November
         12, 1996, File No. 333-13991)
  10.11  Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, Troy L. Eaden and the Company
         (Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No.
         2) dated November 21, 1996, File No. 333-13991)
  10.12  Personnel Company Subscription Service Agreement, dated as of November
         12, 1996, between West Telemarketing Insurance Agency, Inc. and West
         Telemarketing Corporation Outbound (Exhibit 10.13 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November 21, 1996,
         File No. 333-13991)
  10.13  Lease, dated September 1, 1994, by and between West Telemarketing
         Corporation and 99-Maple Partnership (Exhibit 10.14 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
         File No. 333-13991)

 10.14 Employment Agreement between the Company and Michael M. Sturgeon, dated
       March 17, 1997 (Exhibit 10.01 to Form 10Q dated May 15, 1997, File No.
       000-21771)
 10.15 Employee Stock Purchase Plan dated July 1, 1997 (Exhibit 10.01 to Form
       10Q dated August 14, 1997, File No. 000-21771)
 10.16 Employment Agreement between the Company and Mark V. Lavin dated July 1,
       1996, as amended December 22, 1997
 21.01 Subsidiaries of the Company (Exhibit 21.01 to Registration Statement
       under Form S-1 (Amendment No. 2) dated November 21,1996, File No. 333-
       13991)
 27.01 Financial Data Schedule for the year ended December 31, 1997

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WEST TELESERVICES CORPORATION


                                          By:        /s/ Troy L. Eaden
                                              ---------------------------------

March 24, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURES                        TITLE                 DATE

          /s/ Gary L. West             Chairman of the          March 24, 1998
-------------------------------------   Board and Director
            GARY L. WEST

          /s/ Mary E. West             Vice Chair of the        March 24, 1998
-------------------------------------   Board and Director
            MARY E. WEST

          /s/ Troy L. Eaden            Chief Executive          March 24, 1998
-------------------------------------   Officer and
            TROY L. EADEN               Director (Principal
                                        Executive Officer)

        /s/ Thomas B. Barker           President and Chief      March 24, 1998
-------------------------------------   Operating Officer
          THOMAS B. BARKER              and Director

        /s/ Michael A. Micek           Chief Financial          March 24, 1998
-------------------------------------   Officer (Principal
          MICHAEL A. MICEK              Financial and
                                        Accounting Officer)

        /s/ William E. Fisher          Director                 March 24, 1998
-------------------------------------
          WILLIAM E. FISHER

          /s/ Greg T. Sloma            Director                 March 24, 1998
-------------------------------------
            GREG T. SLOMA

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West TeleServices Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West TeleServices Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West TeleServices Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 11, 1998

                         WEST TELESERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................. $ 39,820  $ 55,065
 Accounts receivable, net of allowance for doubtful
  accounts of $447 and $244................................   64,325    45,982
 Notes receivable..........................................    7,486       360
 Accounts receivable--financing............................    4,971    11,805
 Other.....................................................    5,017     4,049
                                                            --------  --------
   Total current assets....................................  121,619   117,261
PROPERTY AND EQUIPMENT:
 Land and improvements.....................................    4,888     2,715
 Buildings.................................................   23,059     8,043
 Telephone and computer equipment..........................   97,021    68,483
 Office furniture and equipment............................   18,730    14,383
 Leasehold improvements....................................   24,119    18,130
 Construction in process...................................    1,182       749
                                                            --------  --------
                                                             168,999   112,503
 Accumulated depreciation and amortization.................  (57,289)  (41,895)
                                                            --------  --------
                                                             111,710    70,608
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $1,853 AND
 $168......................................................   48,680    50,365
OTHER ASSETS...............................................      141        51
                                                            --------  --------
                                                            $282,150  $238,285
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.......................................... $ 18,948  $ 23,271
 Customer deposits and holdbacks...........................   22,475    12,662
 Accrued wages and benefits................................    8,809     5,748
 Accrued phone expense.....................................    7,228     8,404
 Other current liabilities.................................    3,103     2,501
 Current maturities of long-term obligations...............    5,736    16,809
 Income tax payable........................................      --      1,697
                                                            --------  --------
   Total current liabilities...............................   66,299    71,092
LONG TERM OBLIGATIONS, less current maturities.............   15,950     5,714
DEFERRED INCOME TAXES......................................    3,684     2,600
COMMITMENTS AND CONTINGENCIES (Note H).....................      --        --
STOCKHOLDERS' EQUITY
  Preferred stock $0.01 par value, 10,000 shares
   authorized, no shares issued and outstanding............      --        --
  Common stock $0.01 par value, 200,000 shares authorized,
   63,330 shares issued and outstanding....................      633       633
  Additional paid-in capital...............................  157,647   157,719
  Retained earnings........................................   37,937       527
                                                            --------  --------
   Total stockholders' equity..............................  196,217   158,879
                                                            --------  --------
                                                            $282,150  $238,285
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
REVENUE.......................................... $398,832  $317,210  $256,894
COST OF SERVICES.................................  220,858   180,380   146,531
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....  118,878    87,499    70,575
                                                  --------  --------  --------
NET OPERATING INCOME.............................   59,096    49,331    39,788
OTHER INCOME (EXPENSE):
  Interest income................................    1,236       577       142
  Interest income--financing, net of interest
   expense of $320, $1,244 and $1,784............    1,684       669       449
  Interest expense...............................     (729)   (2,880)   (2,403)
  Minority interest in net income of consolidated
   subsidiaries..................................      --     (1,359)   (1,167)
  Other expense, net.............................     (475)     (427)     (410)
                                                  --------  --------  --------
  Net other income (expense).....................    1,716    (3,420)   (3,389)
                                                  --------  --------  --------
NET INCOME BEFORE INCOME TAX EXPENSE.............   60,812    45,911    36,399
ACTUAL INCOME TAX EXPENSE:
  Current income tax expense.....................   22,392     1,701       828
  Deferred income tax expense....................    1,010     2,512       --
                                                  --------  --------  --------
  Actual income tax expense......................   23,402     4,213       828
                                                  --------  --------  --------
NET INCOME AND NET INCOME BEFORE PROFORMA INCOME
 TAX EXPENSE.....................................   37,410    41,698    35,571
PROFORMA INFORMATION:
  Income tax expense.............................      --     12,950    13,130
                                                  --------  --------  --------
  Net income..................................... $ 37,410  $ 28,748  $ 22,441
                                                  ========  ========  ========
EARNINGS PER COMMON SHARE:
  Basic.......................................... $   0.59  $   0.52  $   0.42
                                                  ========  ========  ========
  Diluted........................................ $   0.59  $   0.52  $   0.42
                                                  ========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic common shares............................   63,330    54,891    53,968
  Dilutive impact of potential common shares from
   stock options.................................       16        75       --
                                                  --------  --------  --------
  Diluted common shares..........................   63,346    54,966    53,968
                                                  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                      TOTAL
                                       COMMON PAID-IN   RETAINED  STOCKHOLDERS'
                                       STOCK  CAPITAL   EARNINGS     EQUITY
                                       ------ --------  --------  -------------
BALANCE, January 1, 1995..............  $568  $  4,743  $ 21,798    $ 27,109
  Distributions to stockholders, net
   of $662 paid to minority
   shareholders.......................   --        --    (24,451)    (24,451)
  Net income..........................   --        --     35,571      35,571
                                        ----  --------  --------    --------
BALANCE, December 31, 1995............   568     4,743    32,918      38,229
  Issuance of 6,555 shares of common
   stock, net of expense..............    65   107,658       --      107,723
  Effects of purchase accounting for
   minority interest..................   --     50,533       --       50,533
  Distributions to stockholders, net
   of $2,139 paid to minority
   shareholders.......................   --     (5,215)  (74,089)    (79,304)
  Net income..........................   --        --     41,698      41,698
                                        ----  --------  --------    --------
BALANCE, December 31, 1996............   633   157,719       527     158,879
  Stock registration costs............   --        (72)      --          (72)
  Net income..........................   --        --     37,410      37,410
                                        ----  --------  --------    --------
BALANCE, December 31, 1997............  $633  $157,647  $ 37,937    $196,217
                                        ====  ========  ========    ========


   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................  $ 37,410  $ 41,698  $ 35,571
  Adjustments to reconcile net income to net
   cash flows from operating activities:
  Depreciation and amortization..................    20,635    13,551    10,127
  (Gain) loss on sale of equipment...............       238      (131)      148
  Deferred income tax expense....................     1,010     2,512       --
  Minority interest..............................       --      1,359     1,167
 Changes in operating assets and liabilities:
  Accounts receivable............................   (19,457)  (10,027)  (10,954)
  Other assets and vendor receivables............      (209)     (350)   (1,540)
  Accounts payable...............................    (4,323)    1,760     9,423
  Other current liabilities and accrued
   expenses......................................     2,487     2,709     3,615
  Income tax payable.............................    (2,472)    1,001       --
                                                   --------  --------  --------
   Net cash flows from operating activities......    35,319    54,082    47,557
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment..............   (43,852)  (21,631)  (16,824)
 Proceeds from disposal of property and
  equipment......................................       287     1,540     1,165
 Issuance of notes receivable....................    (7,442)   (1,550)      --
 Proceeds from payments of notes receivable......     1,430     1,027     1,173
                                                   --------  --------  --------
   Net cash flows from investing activities......   (49,577)  (20,614)  (14,486)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt..................       --     10,320     7,123
 Payments of debt................................    (6,468)  (14,870)   (3,644)
 Payments of capital lease obligations...........   (11,094)  (11,535)   (5,193)
 Payments of notes to shareholder................       --        --       (975)
 Net change in line of credit agreement..........       --     (6,500)     (340)
 Distribution to stockholders....................       --    (81,443)  (25,113)
 Net change in accounts receivable financing and
  notes payable financing........................     6,834   (11,281)    2,187
 Proceeds from issuance of common stock, net of
  expense........................................       --    107,723       --
 Payments for stock registration costs...........       (72)      --        --
 Net change in customer deposits and holdbacks...     9,813     7,322       774
                                                   --------  --------  --------
   Net cash flows from financing activities......      (987)     (264)  (25,181)
                                                   --------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........   (15,245)   33,204     7,890
CASH AND CASH EQUIVALENTS, Beginning of period...    55,065    21,861    13,971
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, End of period.........  $ 39,820  $ 55,065  $ 21,861
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest........  $  1,381  $  4,696  $  4,048
                                                   ========  ========  ========
 Cash paid during the period for income taxes....  $ 24,877  $    702  $    459
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 ACTIVITIES:
 Acquisition of property through assumption of
  debt obligations...............................  $ 16,725  $ 16,297  $  9,592
                                                   ========  ========  ========
 Reduction of accounts receivable through
  issuance of notes receivable...................  $  1,114  $     61  $    367
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS DESCRIPTION--West TeleServices Corporation (WTSC) and its direct and indirect subsidiaries (West Telemarketing Corporation (WTC), West Interactive Corporation (WIC), West Telemarketing Corporation Outbound (WTCO), Interactive Billing Services, Inc. (IBS) and West Interactive Canada, Inc.
(WICI)) (the "Company") provide a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company is a leading provider of inbound operator services, automated voice response services and outbound direct teleservices through its call centers throughout the United States. The Company's inbound operator services ("Inbound") consist of live operator call-processing applications such as order capture, customer service and product support. The Company's automated voice response services ("Interactive") consist of computerized call-processing applications such as automated product information requests, computerized surveys and polling and secure automated credit card activation. The Company's outbound direct teleservices ("Outbound") consist of live operator direct marketing applications such as product sales, customer acquisition and retention campaigns. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all three of its businesses.

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

  BASIS OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION--Inbound revenue is recognized at the time calls are answered by a telemarketing representative based on the number of calls and/or minutes received and processed on behalf of clients. Interactive revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Outbound revenue is recognized on an hourly rate basis at the time the telemarketing representatives place calls to consumers on behalf of its clients. The customer is obligated to pay for these services when these activities have been performed.

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
  COST OF SERVICES--Cost of services includes labor, telephone and other expense directly related to teleservices activities.

  MINORITY INTEREST--The Company accounted for the minority interest portion of the reorganization under the purchase method of accounting. The consolidated financial statements for all periods presented give effect to the reorganization referred to above. Under such reorganization, the Company recorded the 4.945% minority interest in net income of consolidated subsidiaries for the period from January 1, 1996 through November 25, 1996 and for fiscal year 1995.

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

  PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets and is calculated on the straight-line method. The Company's buildings have estimated useful lives of 31.5 years and the majority of the other assets have estimated useful lives of five years.

  GOODWILL--Goodwill represents the excess of the value of Company stock received by minority shareholders upon their exchange of stock in WTC and WTCO over the book value of this stock. The goodwill is being amortized over 30 years. Recoverability of these assets is evaluated periodically based on management's estimate of future undiscounted operating income for each respective component of goodwill.

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

  INCOME TAXES--For periods subsequent to November 25, 1996, the Company and its wholly-owned subsidiaries file a consolidated income tax return. The Company uses an asset and liability approach for the financial reporting of income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting.

  Prior to the reorganization in November 1996, the affiliated companies elected to be treated as "Small Business Corporations" for income tax purposes. Under this election, all income and expense

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS) flowed through to the stockholders on a pro rata basis for income tax purposes. Accordingly, no provision for actual income taxes has been provided for during this period except for certain state taxes which are applicable to "Small Business Corporations."

  Prior to the closing of the Company's Initial Public Offering and simultaneous to the reorganization, the five subsidiary companies terminated their Small Business Corporation status and became subject to Federal and state income taxes. The pro forma tax provisions were calculated using the asset and liability approach for financial accounting and reporting of income taxes.

  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE--In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Accordingly, all prior periods earnings per share amounts have been restated to conform with SFAS No. 128. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in the earnings of the entity.

  PREFERRED STOCK--The Board of Directors of the Company has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to ten million shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefor. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of common stock.

  RECLASSIFICATIONS--Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

  ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131) which established presentation of financial data based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997. The Company does not expect the pronouncement to effect the Company's reporting or its disclosures to its consolidated financial statements.

B. ACCOUNTS RECEIVABLE FINANCING PROGRAM

  The Company maintains a line of credit with three participating banks in the amount of $20,000. There were no outstanding borrowings at December 31, 1997 and 1996. Borrowings bear interest at 1.0% below the prime rate (actual rate 7.5% at December 31, 1997) to fund customer advances. Substantially all current assets of WIC are pledged as collateral on the line of credit which expires June 30, 1998. The Company had advances to Interactive customers through their accounts receivable financing programs aggregating $4,971 and $11,805 at December 31, 1997 and 1996, respectively. Under terms of the programs, advances are collateralized by the customer's accounts receivable from

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS) unrelated national billing services. The Company charges interest at the prime rate plus 3.0% (actual rate 11.5% at December 31, 1997).

C. LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

  The Company has a $10,000 unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0% (actual rate 7.5% at December 31, 1997). The revolving credit facility expires on July 31, 1999. At December 31, 1997 and 1996, there were no outstanding borrowings under the revolving credit facilities. The Company's credit facility contains certain financial covenants which contain current ratio and tangible net worth requirements and limitations on indebtedness, among others. These financial covenants were met at December 31, 1997.

  Long-term obligations consist of the following:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
   Mortgage note payable to bank, due in monthly installments of $102 including interest at 7.625% with a balloon payment at maturity at February 1, 2003............................  $13,000 $  --
   Notes payable to vendor, due in monthly installments of $110 including interest at 3.9% maturing from March 30, 2000 to
    March 1, 2001..............................................    3,151    --
   Notes payable to banks. Paid in January of 1997.............      --   5,894
   Capital lease obligations (See note D)......................    5,535 16,629
                                                                 ------- ------
                                                                  21,686 22,523
   Less current maturities:
     Debt......................................................    1,880  5,894
     Capital lease obligations (See note D)....................    3,856 10,915
                                                                 ------- ------
   Current maturities of long-term obligations ................    5,736 16,809
   Long-term obligations.......................................  $15,950 $5,714
                                                                 ======= ======

  Substantially all assets of the Companies are pledged as collateral on their debt. The agreements contain restrictive covenants which, among other things, require the maintenance of certain ratios and minimum tangible net worth, as defined in the agreements.

  Scheduled maturities on long-term debt without capital lease obligations described in Note D, are as follows:

           1998....................................... $1,880
           1999.......................................  1,557
           2000.......................................    984
           2001.......................................    414
           2002 and thereafter........................ 11,316

D. LEASES

  The Company leases certain land, buildings and equipment under operating and capital leases which expire at varying dates through September 2007. Rent expense was $2,666, $2,158 and $1,807

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS) for the years ended December 31, 1997, 1996 and 1995, respectively. On all real estate leases, the Company pays real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to five-years. All of the capital leases call for transfer of ownership or contain bargain purchase options at the end of the lease term. Amortization of assets purchased through capital lease agreements is included in depreciation expense.

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997   1996
                                                                 ------ -------
   Assets under capital leases consist of:
     Telephone and computer equipment........................... $9,452 $22,107
     Office furniture and equipment.............................    990   3,327
     Lease/building improvement.................................    --      343
                                                                 ------ -------
       Total cost............................................... 10,442  25,777
   Accumulated depreciation.....................................  3,454   5,355
                                                                 ------ -------
   Net book value............................................... $6,988 $20,422
                                                                 ====== =======

  Future minimum payments under non-cancellable operating and capital leases with initial or remaining terms of one year or more and minimum future lease payments and present value of the net minimum lease payments are as presented below exclusive of related party leases as discussed in Note E:

                                                               OPERATING CAPITAL
                                                                LEASES   LEASES
                                                               --------- -------
   Year Ending December 31,
     1998.....................................................  $ 4,350  $4,160
     1999.....................................................    4,272   1,724
     2000.....................................................    4,008     --
     2001.....................................................    2,717     --
     2002 and thereafter......................................    6,431     --
                                                                -------  ------
   Total minimum obligations..................................  $21,778   5,884
                                                                =======
   Less interest at 4.4% to 9.25%.............................           $  349
                                                                         ------
   Present value of net minimum lease payments................            5,535
   Less current portion.......................................            3,856
                                                                         ------
                                                                         $1,679
                                                                         ======

E. RELATED PARTY TRANSACTIONS

  The Company leases certain office space owned by a partnership whose partners are majority stockholders of the Company. The lease expires August 31, 2004, and is accounted for as an operating lease. Required lease payments are as follows:

   Year Ending December 31,
     1998................................................................. $ 773
     1999.................................................................   820
     2000.................................................................   869
     2001.................................................................   921
     2002 and thereafter.................................................. 2,729

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

  Lease expense was $730, $691 and $649 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Total interest expense paid to related parties in connection with notes payable was $0, $269 and $59 for the years ended December 31, 1997, 1996 and 1995, respectively.

F. INCOME TAXES

  Prior to the reorganization in November 1996, the predecessor companies maintained their Small Business Corporation status. Accordingly, no provision for actual income tax has been made as it relates to periods prior to the reorganization except for certain state taxes which are applicable to Small Business Corporations. However, pro forma income tax expense has been recognized in the statement of operations as if the reorganized company had been subject to federal and state corporate income taxes for all periods. The pro forma provision for income tax expense represents a combined federal and state tax rate.

  Components of the actual income tax expense are as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
   Current income tax expense:
     Federal.................................................... $20,417 $1,079
     State......................................................   1,975    622
                                                                 ------- ------
                                                                  22,392  1,701
                                                                 ------- ------
   Deferred income tax expense:
     Federal....................................................     966  2,446
     State......................................................      44     66
                                                                 ------- ------
                                                                   1,010  2,512
                                                                 ------- ------
                                                                 $23,402 $4,213
                                                                 ======= ======

  The difference between the U.S. Federal statutory tax rate and the Company's effective tax rate are as follows:

                                                                   YEAR ENDED
                                                                    DECEMBER
                                                                       31,
                                                                   ------------
                                                                   1997   1996
                                                                   -----  -----
   Statutory rate................................................. 35.00% 35.00%
   State income tax effect........................................  3.48%  1.05%
   Other..........................................................   --    0.26%
                                                                   -----  -----
                                                                   38.48% 36.31%
                                                                   =====  =====

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

  Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
   Net current deferred tax asset:
     Allowance for doubtful accounts............................. $  162 $   88
   Net long-term deferred tax liabilities:
     Depreciation................................................  3,684  2,566
     Other.......................................................    --      34
                                                                  ------ ------
   Net long-term deferred tax liabilities........................  3,684  2,600
                                                                  ------ ------
   Net total deferred tax liabilities............................ $3,522 $2,512
                                                                  ====== ======

G. EMPLOYEE BENEFITS AND INCENTIVE PLANS

  The Company has a 401(k) plan which covers substantially all employees. Under the plan, the Company will match 50% of employee contributions up to 7% of their gross salary. The Company matching contributions are 100% vested after the employee has attained five years of service. Total contributions under the plan were $816, $589 and $564 for the years ended December 31, 1997, 1996 and 1995, respectively.

  During September 1996, the Company adopted the 1996 Stock Incentive Plan (the Plan). The Plan authorized granting to officers and directors the right to purchase shares of Common Stock of the Company (Common Shares) at the fair market value determined on the date of grant. Options to purchase a maximum of 9,499,500 Common Shares may be granted under the Plan. There were options for 3,601,000 Common Shares issued during November 1996 under such Plan. During May of 1997, the Company amended the options granted during November 1996. The options to purchase the 3,601,000 Common Shares at $18.00 were surrendered by option holders in June of 1997 and new options of 4,707,400 Common Shares at $15.625 were issued. Ten percent of the options granted to employees vest on the first and second anniversaries of the grant date. An additional fifteen percent of the options granted to employees vest on each of the third, fourth, fifth and sixth anniversaries of the grant date. The final twenty percent of the options granted to employees vest on the seventh anniversary of the grant date. On February 14, 1997, options to purchase 28,000 Common Shares at $17.75 were issued relating to options granted to non-employee members of the board of directors. Forty-two percent of the options granted to the board of directors vest on the first anniversary of the grant date and twenty-nine percent of the options granted to the board of directors vest on the second and third anniversaries of the grant date. All options expire ten years after the date of the grant. No options were exercisable at December 31, 1997 and 1996.

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

  The following table presents the activity of the stock options for each of the fiscal years ended December 31, 1997 and 1996 and the stock options outstanding at the end of the respective fiscal years.

                                          STOCK OPTION  OPTION PRICE  AGGREGATE
                                             SHARES      PER SHARE     AMOUNT
                                          ------------ -------------- ---------
   Outstanding at December 31, 1995......         --   $          --  $    --
     Granted.............................   3,601,000      18.00        64,818
                                           ----------  -------------- --------
   Outstanding at December 31, 1996......   3,601,000      18.00        64,818
     Surrendered due to plan amendment...  (3,601,000)     18.00       (64,818)
     Granted.............................   4,735,400   15.625-17.75    74,050
     Canceled............................    (177,100)     15.625       (2,767)
                                           ----------  -------------- --------
   Outstanding at December 31, 1997......   4,558,300  $15.625-$17.75 $ 71,283
                                           ==========  ============== ========
   Shares available for future grants at
    December 31, 1997....................   4,941,200
                                           ==========

  The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                                                       WEIGHTED
                                                        AVERAGE                WEIGHTED
                            STOCK OPTION               REMAINING               AVERAGE
          EXERCISE             SHARES                 CONTRACTUAL              EXERCISE
           PRICE            OUTSTANDING              LIFE IN YEARS              PRICE
          --------          ------------             -------------             --------
          $15.63             4,530,300                   9.42                   $15.63
           17.75                28,000                   9.12                    17.75
       -------------         ---------                   ----                   ------
       $15.63-$17.75         4,558,300                   9.42                   $15.64
       =============         =========                   ====                   ======

  During May 1997, the Company and its stockholders, adopted the 1997 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings to be made during the five year period commencing July 1, 1997. Each employee participating in any offering is granted an option to purchase as many full or fractional Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from the Company during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ quoted market price ($14 5/8 at July 1, 1997). On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Stock Purchase Plan. The maximum number of Common Shares available for sale under the Stock Purchase Plan is 2,000,000 shares. No options were exercisable at December 31, 1997.

  The Company accounts for its stock-based compensation plans under the provisions of accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS) intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the years ended December 31, 1997 and 1996.

  The pro forma effect of accounting for stock-based compensation for the Company's plans using the fair value method required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation on 1997 and 1996 net income was $5,659, and $304 respectively, and on basic and diluted earnings per share was $.09 for 1997 and $.01 for 1996.

  The fair value for options granted under the above described plans were estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

                                                                     1997  1996
                                                                     ----  ----
   Risk-free interest rate..........................................  6.5%  6.5%
   Dividend yield...................................................  0.0%  0.0%
   Expected volatility.............................................. 45.0% 40.0%
   Expected life (years)............................................  5.4   5.5

H. COMMITMENTS AND CONTINGENCIES

  The Company is subject to lawsuits and claims which arise out of the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

  West Interactive Corporation (Interactive) is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, on September 12, 1991, captioned Lamar Andrews, Individually and as Representative of a Class of All Other Persons Similarly Situated, Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The District Court certified a master class of all persons who paid for one or more 900 number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or other prizes, gifts or information on unclaimed funds. These calls were billed and collected by AT&T Corp. (AT&T) and U.S. Sprint Communications Company Limited Partnership (Sprint). The District Court also certified a sub-class of those persons who paid, in the State of Georgia, for one or more such calls billed and collected by AT&T or Sprint. The complaint alleged that the programs at issue involved, among other things, acts of unlawful gambling, mail fraud and wire fraud in violation of the Racketeering Influenced and Corrupt Organizations Act (RICO), the Communications Act of 1934, the federal common law of communications and other state and federal laws. Interactive provided interactive voice processing and billing services to a customer which conducted some of the programs at issue in the litigation. The billing services were provided through AT&T. The action sought recovery of treble damages, punitive damages, costs and attorneys' fees. The Company's potential liability and expenses in this matter were not covered by insurance. On September 19, 1996, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's order certifying the classes on the ground that the class action would be unmanageable and, on December 4, 1996, it denied the plaintiffs' subsequent petition for rehearing. On February 19, 1997, a Motion to Amend Class Definition and a Renewed Motion for

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Class Certification was filed by the plaintiffs in the District Court. On July 14, 1997, plaintiffs' motions were denied and the plaintiffs were ordered to amend the pleadings to eliminate all allegations as to class representation. On August 4, 1997, the plaintiffs filed a second amended complaint which deleted all class allegations. In addition to claims previously asserted, the second amended complaint includes an express claim based on the alleged collection of illegal gambling debts, and a claim under Georgia RICO statute with a request for actual and punitive damages under that statute.

  Schurman, Bowers, et al, individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc., AT&T Corp., AT&T Communications, Inc., AT&T Communications of the Southern States, Inc, and West Telemarketing Outbound Corporation (Civil Action No. 4:97-2635-12) was filed on July 28, 1997 in the Court of Common Pleas in Horry, South Carolina and then removed by the defendants to the United States District Court for the District of South Carolina. Plaintiffs allege, among other things, claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers of rate programs and long distance services to the plaintiffs. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief.

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

  Richard Carney, et al. v. West TeleServices Corporation, West Telemarketing Corporation, West Telemarketing Corporation Outbound, West Telemarketing Insurance Agency, Inc., Hal Morris, Matt Mazzarella and John Erwin (Cause No. 97-CI-15780) was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of West TeleServices Corporation, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion, and civil theft.

I. SIGNIFICANT CUSTOMERS

  For the years ended December 31, 1997 through December 31, 1995, the Company had 20 to 24 major customers who accounted for approximately 62% to 72% of total revenues. The Company had two customers who accounted for 25% and 12% of total revenue for the year ended December 31, 1997, and 18% and 12% for the year ended December 31, 1996, and one customer who accounted for 15% of total revenue for the year ended December 31, 1995.

                         WEST TELESERVICES CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

J. INITIAL PUBLIC OFFERING

  In November 1996, the Company completed an initial public offering of 6,555,000 shares of common stock of the Company at an offering price of $18.00 per share. The net proceeds of the offering were used to redeem approximately $35,549 of Company notes payable, $7,253 of capital lease obligations and $43,879 of notes payable to shareholders.

K. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is the summary of the quarterly results of operations for the two years ended December 31:

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    1997      1997       1997          1997
                                  --------- -------- ------------- ------------
   Revenue.......................  $95,646  $98,380    $100,493      $104,313
   Net operating income..........   18,153   13,843      14,301        12,799
   Net income before income
    taxes........................   18,522   14,222      14,550        13,518
   Net income....................   11,312    8,679       8,946         8,473
   Earnings per share:
     Basic.......................  $  0.18  $  0.14    $   0.14      $   0.13
     Diluted.....................  $  0.18  $  0.14    $   0.14      $   0.13
                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    1996      1996       1996          1996
                                  --------- -------- ------------- ------------
   Revenue.......................  $79,488  $74,980    $ 80,720      $ 82,022
   Net operating income..........   15,258   11,571      11,240        11,262
   Net income before income
    taxes........................   14,331   10,724      10,406        10,450
   Net income and net income
    before pro forma income tax
    expense......................   14,118   10,558      10,155         6,867
   Pro forma information:
     Net income..................    8,954    6,696       6,441         6,657
   Earnings per share:
     Basic.......................  $  0.17  $  0.12    $   0.12      $   0.12
     Diluted.....................  $  0.17  $  0.12    $   0.12      $   0.11

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West TeleServices Corporation

We have audited the consolidated financial statements of West TeleServices Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 11, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of West TeleServices Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 11, 1998

                                                                    SCHEDULE II

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1997
                            (AMOUNTS IN THOUSANDS)

                                             ADDITIONS-
                                    BALANCE  CHARGED TO DEDUCTIONS-
                                   BEGINNING  COST AND    AMOUNTS     BALANCE
           DESCRIPTION              OF YEAR   EXPENSES  CHARGED-OFF END OF YEAR
           -----------             --------- ---------- ----------- -----------
December 31, 1997--Allowance for
 doubtful accounts................  $  244     $1,027     $  824      $  447
                                    ------     ------     ------      ------
December 31, 1996--Allowance for
 doubtful accounts................  $1,557     $1,279     $2,592      $  244
                                    ------     ------     ------      ------
December 31, 1995--Allowance for
 doubtful accounts................  $1,509     $2,361     $2,313      $1,557
                                    ------     ------     ------      ------

                                 EXHIBIT INDEX

  Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
   3.01  Restated Certificate of Incorporation of the Company
         (Exhibit 3.01 to Registration Statement under Form S-1
         (Amendment No. 2) dated November 21, 1996, File No. 333-
         13991)                                                           *
   3.02  Restated Bylaws of the Company (Exhibit 3.02 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)                     *
  10.01  Form of Registration Rights Agreement (Exhibit 10.01 to
         Registration Statement under Form S-1 (Amendment No. 1)
         dated November 12, 1996, File No. 333-13991)                     *
  10.02  Bill of Sale & Assignment, dated October 30, 1996, from
         West Telemarketing Corp. to Troy L. Eaden (Exhibit 10.02
         to Registration Statement under Form S-1 (Amendment No.
         1) dated November 12, 1996, File No. 333-13991)                  *
  10.03  Purchase Agreement, dated March 14, 1996, between West
         Telemarketing Corporation and Executive Jet Sales, Inc.
         (Exhibit 10.03 to Registration Statement under Form S-1
         (Amendment No. 1) dated November 12, 1996, File No. 333-
         13991)                                                           *
  10.04  1996 Stock Incentive Plan (Exhibit 10.04 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November
         12, 1996, File No. 333-13991)                                    *
  10.05  Agreement and Plan of Reorganization (Exhibit 10.05 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)                     *
  10.06  Employment Agreement between the Company and Thomas B.
         Barker dated January 1, 1996, as amended December 9, 1997       **
  10.07  Employment Agreement between the Company and Michael A.
         Micek dated January 1, 1996, as amended December 9, 1997        **
  10.08  Employment Agreement with Troy L. Eaden (Exhibit 10.08 to
         Registration Statement under Form S-1 (Amendment No. 1)
         dated November 12, 1996, File No. 333-13991)                     *
  10.09  Employment Agreement between the Company and John W.
         Erwin dated January 1, 1996, as amended December 22, 1997       **
  10.10  Stock Redemption Agreement, dated April 9, 1996, by and among John W. Erwin, Gary L. West, Mary E. West and Troy
         L. Eaden (Exhibit 10.11 to Registration Statement under
         Form S-1 (Amendment No. 1) dated November 12, 1996, File
         No. 333-13991)                                                   *
  10.11  Assignment and Assumption Agreement, dated as of November
         12, 1996, by and among Gary L. West, Mary E. West, Troy
         L. Eaden and the Company (Exhibit 10.12 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November
         21, 1996, File No. 333-13991)                                    *
  10.12  Personnel Company Subscription Service Agreement, dated as of November 12, 1996, between West Telemarketing
         Insurance Agency, Inc. and West Telemarketing Corporation
         Outbound (Exhibit 10.13 to Registration Statement under
         Form S-1 (Amendment No. 2) dated November 21, 1996, File
         No. 333-13991)                                                   *
  10.13  Lease, dated September 1, 1994, by and between West
         Telemarketing Corporation and 99-Maple Partnership
         (Exhibit 10.14 to Registration Statement under Form S-1
         (Amendment No. 1) dated November 12, 1996, File No. 333-
         13991)                                                           *
  10.14  Employment Agreement between the Company and Michael M.
         Sturgeon, dated March 17, 1997 (Exhibit 10.01 to Form 10Q
         dated May 15, 1997, File No. 000-21771)                          *
  10.15  Employee Stock Purchase Plan dated July 1, 1997 (Exhibit
         10.01 to Form 10Q dated August 14, 1997, File No. 000-
         21771)                                                           *
  10.16  Employment Agreement between the Company and Mark V.
         Lavin dated July 1, 1996, as amended December 22, 1997          **
  21.01  Subsidiaries of the Company (Exhibit 21.01 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21,1996, File No. 333-13991)                      *
  27.01  Financial Data Schedule for the year ended December 31,
         1997.                                                            *

-------
*Indicates that the page number for such item is not applicable.
**Filed herewith