Form 10-K/A
period 1997-12-31
WEST TELESERVICES CORP
filed 1998-04-13
CIK 1024657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (402) 571-7700
       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE.
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                    ----------------------------------------
                                (TITLE OF CLASS)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements
   (a)  Documents filed as a part of the report:
        (1)  Financial Statements:
             Reports of Independent Auditors................................ F-1
             Consolidated balance sheets as of December 31, 1997 and 1996... F-2
             Consolidated statement of operations for the years ended
                December 31, 1997, 1996 and 1995............................ F-3
             Combined statements of stockholders' equity for the years
                ended December 31, 1997, 1996 and 1995...................... F-4
             Consolidated statements of cash flows for the years ended
                December 31, 1997, 1996 and 1995............................ F-5
             Notes to the Consolidated Financial Statements................. F-6
        (2)  Financial Statement Schedules:
             Report of Independent Auditors................................. S-1
             Schedule II (Consolidated valuation accounts for the three years ended December 31, 1997).............................. S-2

        (3)  Exhibits

   Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

 EXHIBIT
  NUMBER                                DESCRIPTION
 -------                                -----------
   3.01    Restated Certificate of Incorporation of the Company (Exhibit 3.01 to
           Registration Statement under Form S-1 (Amendment No. 2) dated
           November 21, 1996, File No. 333-13991)
   3.02    Restated Bylaws of the Company (Exhibit 3.02 to Registration
           Statement under Form S-1 (Amendment No. 2) dated November 21, 1996,
           File No. 333-13991)
  10.01    Form of Registration Rights Agreement (Exhibit 10.01 to Registration
           Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
           File No. 333-13991)
  10.02    Bill of Sale & Assignment, dated October 30, 1996, from West
           Telemarketing Corp. to Troy L. Eaden (Exhibit 10.02 to Registration
           Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
           File No. 333-13991)
  10.03    Purchase Agreement, dated March 14, 1996, between West Telemarketing
           Corporation and Executive Jet Sales, Inc. (Exhibit 10.03 to
           Registration Statement under Form S-1 (Amendment No. 1) dated
           November 12, 1996, File No. 333-13991)
  10.04    1996 Stock Incentive Plan (Exhibit 10.04 to Registration Statement
           under Form S-1 (Amendment No. 1) dated November 12, 1996, File No.
           333-13991)
  10.05    Agreement and Plan of Reorganization (Exhibit 10.05 to Registration
           Statement under Form S-1 (Amendment No. 2) dated November 21, 1996,
           File No. 333-13991)
  10.06    Employment Agreement between the Company and Thomas B. Barker dated
           January 1, 1996, as amended December 9, 1997
  10.07    Employment Agreement between the Company and Michael A. Micek dated
           January 1, 1996, as amended December 9, 1997
  10.08    Employment Agreement with Troy L. Eaden (Exhibit 10.08 to
           Registration Statement under Form S-1 (Amendment No. 1) dated
           November 12, 1996, File No. 333-13991)
  10.09    Employment Agreement the Company and John W. Erwin dated January 1,
           1996, as amended December 22, 1997
  10.10    Stock Redemption Agreement, dated April 9, 1996, by and among John W.
           Erwin, Gary L. West, Mary E. West and Troy L. Eaden (Exhibit 10.11 to
           Registration Statement under Form S-1 (Amendment No. 1) dated
           November 12, 1996, File No. 333-13991)
  10.11    Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, Troy L. Eaden and the
           Company (Exhibit 10.12 to Registration Statement under Form S-1
           (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
  10.12    Personnel Company Subscription Service Agreement, dated as of
           November 12, 1996, between West Telemarketing Insurance Agency, Inc.
           and West Telemarketing Corporation Outbound (Exhibit 10.13 to
           Registration Statement under Form S-1 (Amendment No. 2) dated
           November 21, 1996, File No. 333-13991)
  10.13    Lease, dated September 1, 1994, by and between West Telemarketing
           Corporation and 99-Maple Partnership (Exhibit 10.14 to Registration
           Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
           File No. 333-13991)
  10.14    Employment Agreement between the Company and Michael M. Sturgeon, dated March 17, 1997 (Exhibit 10.01 to Form 10Q dated May 15, 1997,
           File No. 000-21771)
  10.15    Employee Stock Purchase Plan dated July 1, 1997 (Exhibit 10.01 to
           Form 10Q dated August 14, 1997, File No. 000-21771)
  10.16    Employment Agreement between the Company and Mark V. Lavin dated July
           1, 1996, as amended December 22, 1997
  21.01    Subsidiaries of the Company (Exhibit 21.01 to Registration Statement
           under Form S-1 (Amendment No. 2) dated November 21,1996, File No.
           333-13991)
  23.01    Consent of Deloitte & Touche LLP
  27.01    Financial Data Schedule for the year ended December 31, 1997

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WEST TELESERVICES CORPORATION


                                                By:  /S/  TROY L. EADEN
                                                   ----------------------------

April 13, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         SIGNATURES                          TITLE                      DATE
         ----------                          -----                      ----

     /S/  GARY L. WEST       Chairman of the Board and Director    April 13, 1998
---------------------------
          GARY L. WEST


     /S/  MARY E. WEST       Vice Chair of the Board and Director  April 13, 1998
---------------------------
          MARY E. WEST


    /S/  TROY L. EADEN       Chief Executive Officer and Director  April 13, 1998
---------------------------    (Principal Executive Officer)
         TROY L. EADEN


   /S/  THOMAS B. BARKER     President and Chief Operating         April 13, 1998
---------------------------    Officer and Director
        THOMAS B. BARKER


    /S/ MICHAEL A. MICEK     Chief Financial Officer (Principal    April 13, 1998
---------------------------    Financial and Accounting Officer)
        MICHAEL A. MICEK


  /S/ WILLIAM E. FISHER      Director                              April 13, 1998
---------------------------
      WILLIAM E. FISHER


    /S/ GREG T. SLOMA        Director                              April 13, 1998
---------------------------
        GREG T. SLOMA

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


                                                                      SEQUENTIAL
 EXHIBIT                                                                 PAGE
  NUMBER                          DESCRIPTION                           NUMBER
 -------                          -----------                         ----------
   3.01    Restated Certificate of Incorporation of the Company           *
           (Exhibit 3.01 to Registration Statement under Form S-1
           (Amendment No. 2) dated November 21, 1996, File No.
           333-13991)
   3.02    Restated Bylaws of the Company (Exhibit 3.02 to                *
           Registration Statement under Form S-1 (Amendment No. 2)
           dated November 21, 1996, File No. 333-13991)
  10.01    Form of Registration Rights Agreement (Exhibit 10.01 to        *
           Registration Statement under Form S-1 (Amendment No. 1)
           dated November 12, 1996, File No. 333-13991)
  10.02    Bill of Sale & Assignment, dated October 30, 1996, from        *
           West Telemarketing Corp. to Troy L. Eaden (Exhibit 10.02
           to Registration Statement under Form S-1 (Amendment No.
           1) dated November 12, 1996, File No. 333-13991)
  10.03    Purchase Agreement, dated March 14, 1996, between West         *
           Telemarketing Corporation and Executive Jet Sales, Inc.
           (Exhibit 10.03 to Registration Statement under Form S-1
           (Amendment No. 1) dated November 12, 1996, File No.
           333-13991)
  10.04    1996 Stock Incentive Plan (Exhibit 10.04 to Registration       *
           Statement under Form S-1 (Amendment No. 1) dated November
           12, 1996, File No. 333-13991)
  10.05    Agreement and Plan of Reorganization (Exhibit 10.05 to         *
           Registration Statement under Form S-1 (Amendment No. 2)
           dated November 21, 1996, File No. 333-13991)
  10.06    Employment Agreement between the Company and Thomas B.         *
           Barker dated January 1, 1996, as amended December 9, 1997
  10.07    Employment Agreement between the Company and Michael A.        *
           Micek dated January 1, 1996, as amended December 9, 1997
  10.08    Employment Agreement with Troy L. Eaden (Exhibit 10.08 to      *
           Registration Statement under Form S-1 (Amendment No. 1)
           dated November 12, 1996, File No. 333-13991)
  10.09    Employment Agreement between the Company and John W.           *
           Erwin dated January 1, 1996, as amended December 22, 1997
  10.10    Stock Redemption Agreement, dated April 9, 1996, by and        *
           among John W. Erwin, Gary L. West, Mary E. West and Troy
           L. Eaden (Exhibit 10.11 to Registration Statement under
           Form S-1 (Amendment No. 1) dated November 12, 1996, File
           No. 333-13991)
  10.11    Assignment and Assumption Agreement, dated as of November      *
           12, 1996, by and among Gary L. West, Mary E. West, Troy
           L. Eaden and the Company (Exhibit 10.12 to Registration
           Statement under Form S-1 (Amendment No. 2) dated November
           21, 1996, File No. 333-13991)
  10.12    Personnel Company Subscription Service Agreement, dated        *
           as of November 12, 1996, between West Telemarketing
           Insurance Agency, Inc. and West Telemarketing Corporation
           Outbound (Exhibit 10.13 to Registration Statement under
           Form S-1 (Amendment No. 2) dated November 21, 1996, File
           No. 333-13991)
  10.13    Lease, dated September 1, 1994, by and between West            *
           Telemarketing Corporation and 99-Maple Partnership
           (Exhibit 10.14 to Registration Statement under Form S-1
           (Amendment No. 1) dated November 12, 1996, File No.
           333-13991)
  10.14    Employment Agreement between the Company and Michael M.        *
           Sturgeon, dated March 17, 1997 (Exhibit 10.01 to Form 10Q
           dated May 15, 1997, File No. 000-21771)
  10.15    Employee Stock Purchase Plan dated July 1, 1997 (Exhibit       *
           10.01 to Form 10Q dated August 14, 1997, File No.
           000-21771)
  10.16    Employment Agreement between the Company and Mark V.           *
           Lavin dated July 1, 1996, as amended December 22, 1997
  21.01    Subsidiaries of the Company (Exhibit 21.01 to                  *
           Registration Statement under Form S-1 (Amendment No. 2)
           dated November 21,1996, File No. 333-13991)
  23.01    Consent of Deloitte & Touche LLP                               **
  27.01    Financial Data Schedule for the year ended December 31, 1997   *

* Indicates that the page number for such item is not applicable. ** Filed herewith