Form 10-Q
period 1998-03-31
WEST TELESERVICES CORP
filed 1998-05-13
CIK 1024657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

At May 12, 1998, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                 INDEX



                                                            Page No.

PART I.  FINANCIAL INFORMATION.....................................3

     Item 1. Financial Statements
             Consolidated Balance Sheets - March 31, 1998
                and December 31, 1997..............................3
             Consolidated Statements of Operations -
                Three Months Ended March 31, 1998 and 1997.........4
             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997............5
             Notes to Consolidated Financial Statements............6
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................8
     Item 3. Quantitative and Qualitative Disclosure About
             Market Risk..........................................11

 PART II.  OTHER INFORMATION......................................12
     Item 1. Legal Proceedings....................................12
     Item 6. Exhibits and Reports on Form 8-K.....................12

SIGNATURES........................................................13

                        PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                         WEST TELESERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  MARCH 31,      DECEMBER 31,
                                                    1998            1997
                                                 -----------     -----------
                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $    30,228     $    39,820
 Accounts receivable, net of allowance for
  doubtful accounts of $345 and $447                  81,731          64,325
 Notes receivable                                      9,626           7,486
 Accounts receivable - financing                       5,311           4,971
 Other                                                 8,462           5,017
                                                 -----------     -----------
    Total current assets                             135,358         121,619

PROPERTY AND EQUIPMENT:
 Land and improvements                                 4,888           4,888
 Buildings                                            23,138          23,059
 Telephone and computer equipment                    103,537          97,021
 Office furniture and equipment                       19,545          18,730
 Leasehold improvements                               25,275          24,119
 Construction in process                               8,485           1,182
                                                 -----------     -----------
                                                     184,868         168,999
 Accumulated depreciation and amortization           (63,037)        (57,289)
                                                 -----------     -----------
                                                     121,831         111,710
GOODWILL, NET OF ACCUMULATED AMORTIZATION
 OF $2,274 AND $1,853                                 48,259          48,680
OTHER ASSETS                                             160             141
                                                 -----------     -----------
                                                 $   305,608     $   285,150
                                                 ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable - financing                       $       800     $        -
 Accounts payable                                     22,632          18,948
 Customer deposits and holdbacks                      24,068          22,475
 Accrued wages and benefits                            7,089           8,809
 Accrued phone expense                                 7,636           7,228
 Other current liabilities                             4,036           3,103
 Current maturities of long-term obligations           5,171           5,736
 Income tax payable                                    6,837              -
                                                 -----------     -----------
    Total current liabilities                         78,269          66,299

LONG TERM OBLIGATIONS, LESS CURRENT MATURITIES        14,821          15,950
DEFERRED INCOME TAXES                                  3,746           3,684
OTHER LONG-TERM LIABILITIES                              143              -
COMMITMENTS AND CONTINGENCIES (NOTE 2)                    -               -
STOCKHOLDERS' EQUITY
 Preferred stock $0.01 par value, 10,000
  shares authorized, no shares
  issued and outstanding                                  -               -
 Common stock $0.01 par value, 200,000 shares
  authorized, 63,330 shares issued and
  outstanding                                            633             633
 Additional paid-in capital                          157,647         157,647
 Retained earnings                                    50,349          37,937
                                                 -----------     -----------
    Total stockholders'equity                        208,629         196,217
                                                 -----------     -----------
                                                 $   305,608     $   282,150
                                                 ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                        WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                -------------------------------
                                                    1998            1997
                                                -------------- ----------------
REVENUE                                          $  116,075      $   95,646
COST OF SERVICES                                     62,734          51,348
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         33,356          26,145
                                                -------------- ----------------
NET OPERATING INCOME                                 19,985          18,153

OTHER INCOME (EXPENSE):
 Interest income                                        191             389
 Interest income - financing, net of interest
  expense of $154 and $93                               425             380
 Interest expense                                      (124)           (231)
 Other (expense), net                                  (254)           (169)
                                                -------------- ----------------
 Net other income                                       238             369
                                                -------------- ----------------

NET INCOME BEFORE INCOME TAX EXPENSE                 20,223          18,522

INCOME TAX EXPENSE:
 Current income tax expense                           7,722           7,138
 Deferred income tax expense                             89              72
                                                -------------- ----------------
 Total income tax expense                             7,811           7,210
                                                -------------- ----------------

NET INCOME                                       $   12,412      $   11,312
                                                ============== ================

EARNINGS PER COMMON SHARE:
 Basic                                           $     0.20      $     0.18
                                                ============== ================
 Diluted                                         $     0.20      $     0.18
                                                ============== ================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
 Basic common shares                                 63,330          63,330
 Dilutive impact of potential common
  shares from stock options                              -               65
                                                -------------- ----------------
 Diluted common shares                               63,330          63,395
                                                ============== ================



  The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   12,412     $   11,312
 Adjustments to reconcile net income to
  net cash flows from operating activities:
  Depreciation and amortization                           6,175          4,425
  (Gain) loss on sale of equipment                           (2)             4
  Deferred income tax expense                                89             72
Changes in operating assets and liabilities:
 Accounts receivable                                    (18,121)       (12,703)
 Other assets and vendor receivables                     (4,266)          (195)
 Accounts payable                                         3,684           (104)
 Other current liabilities and accrued
  expenses                                                 (236)        (1,088)
 Income tax payable                                       7,612          5,598
                                                     ----------     ----------
    Net cash flows from investing activities              7,347          7,321
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                    (15,905)       (12,084)
 Proceeds from disposal of property and
  equipment                                                  32             65
 Issuance of notes receivable                            (1,949)          (287)
 Proceeds from payments of notes receivable                 524            168
                                                     ----------     ----------
    Net cash flows from investing activities            (17,298)       (12,138)
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt                                          (758)        (5,894)
 Payments of capital lease obligations                     (936)        (8,395)
 Net change in credit facilities                             -           1,000
 Net change in accounts receivable financing
  and notes payable financing                               460            (38)
 Payments for stock registration costs                       -             (22)
 Net change in customer deposits and holdbacks            1,593         (3,017)
                                                     ----------     ----------
    Net cash flows from financing activities                359        (16,366)
                                                     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (9,592)       (21,183)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           39,820         55,065
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   30,228     $   33,882
                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for interest            $      278     $      396
                                                     ==========     ==========
 Cash paid during the period for income taxes        $      116     $    1,224
                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 ACTIVITIES:
 Reduction of accounts receivable through
  issuance of notes receivable                       $      715     $    1,114
                                                     ==========     ==========


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

   The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1997.

   Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.  COMMITMENTS AND CONTINGENCIES

   From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 1997, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   On July 28, 1997, Schurman, Bowers, et al, individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc., AT&T Corp., AT&T Communications, Inc., AT&T Communications of the Southern States, Inc., and West Telemarketing Outbound Corporation (Civil Action No. 4:97-2635-12) was filed in the Court of Common Pleas in Horry, South Carolina and then removed by the defendants to the United States District Court for the District of South Carolina. Plaintiffs allege, among other things, claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers of rate programs and long distance services to the plaintiffs. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. At a hearing held on February 23, 1998, the federal judge ruled that all but two of the plaintiff's federal law causes of action were barred by the filed tariff doctrine. He noted that the two remaining causes of action appeared to state claims under the Federal Communications Act, but that it was unclear whether they did so. Accordingly, he gave the plaintiffs 60 days to replead those causes of action with specificity. By agreement of counsel, the date for filing the amended petition was continued until May 22, 1998. The court stayed all discovery and all action on the state law claims while the federal claims are pending. The two remaining federal claims, as currently plead, state claims only against AT&T Corp., AT&T Communications, Inc. and AT&T Communications of the Southern States, Inc. The Company will still be involved in the state law claims, which are stayed at his time.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


   On January 1, 1998, the Company adopted Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 established presentation of financial data based on the "management approach". The adoption of SFAS No. 131 did not effect the Company's reporting or its disclosures to its consolidated financial statements.

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

RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     REVENUE:   For the three months ended March 31, 1998, revenues increased
$20.5 million, or 21.4%, to $116.1 million up from $95.6 million for the three months ended March 31, 1997. For the three months ending March 31, 1998, inbound operator teleservices accounted for $46.0 million of revenue, interactive teleservices accounted for $31.9 million, and outbound direct teleservices accounted for $38.2 million. In the first quarter of 1998, revenue from inbound operator teleservices increased approximately $14.2 million to $46.0 million. Revenue from interactive teleservices decreased approximately $2.8 million to $31.9 million. Revenue from outbound direct teleservices increased approximately $9.0 million to $38.2 million. During 1997 and 1998, interactive teleservices transferred calls to a live agent at inbound operator teleservices to complete a service that began on interactive teleservices voice response units. Inbound operator teleservices billed interactive teleservices for the live operator portion of the call and interactive teleservices billed the entire service provided by both divisions. Consequently, a portion of interactive teleservices revenue reported on the Company's reports on Form 10-Q in 1997 represented services delivered by inbound operator teleservices. Since management feels that it is more appropriate to include the revenue in the division that provided the services rather than where the revenue is invoiced to the client, the Company reallocated revenue for 1997 as described in its Form 10-K for the year ended December 31, 1997. All of the revenue information contained herein reflects such reallocation. The increases in inbound operator teleservices and outbound direct teleservices are primarily the result of servicing the growing needs of the Company's clients. The decrease in interactive teleservices is a result of the reduction in 900 pay per call volume in the first quarter 1998 compared to the first quarter of 1997.


     COST OF SERVICES: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $11.4 million, or 22.2%, in the first quarter of 1998 to $62.7 million up from $51.3 million for the comparable period of 1997. As a percentage of revenue, cost of services was 54.1% for the first quarter of 1998 compared to 53.7% for the comparable period in 1997. The consistency of cost of services as a percentage of revenue can be attributed to the Company's ability to continue to hire cost effective quality labor as it enters new markets through the addition of call centers.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses increased by $7.2 million, or 27.6%, to $33.3 million for the first quarter of 1998 up from $26.1 million for the comparable period of 1997. As a percentage of revenue, SG&A expenses increased to 28.7% for the first quarter of 1998 compared to approximately 27.3% for the comparable period of 1997. The increase is primarily due to increased depreciation expense and other costs associated with call center expansion.

     NET OPERATING INCOME: Net operating income increased by $1.8 million, or 10.1%, to $20.0 million in the first quarter of 1998 up from $18.2 million in the first quarter of 1997. As a percentage of revenue, net operating income decreased to approximately 17.2% for the first quarter of 1998 compared to 19.0% for the corresponding period of 1997 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

     NET OTHER INCOME (EXPENSE): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program) and interest expense from short-term and long-term borrowings under credit facilities, a real estate mortgage and capital leases. Net other income for the first quarter of 1998 totaled $238,000 compared to $369,000 for the first quarter of 1997. The reduction in net other income is primarily due to reduced interest income as a result of lower cash balances during the first quarter of 1998 compared to the first quarter 1997.

     NET INCOME: Net income increased by $1.1 million, or 9.7%, for the first quarter of 1998, to $12.4 million from net income of $11.3 million for the first quarter of 1997. Net income includes a provision for income tax expense at an effective rate of approximately 38.6% for the three months ended March 31, 1998 and approximately 38.9% for the comparable period of 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank lines of credit.

  The Company has a $10.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%.
The revolving credit facility expires on July 31, 1999.   There were no
outstanding borrowings under this facility at March 31, 1998. The Company's credit facility contains certain financial covenants and restrictions, which were met at March 31, 1998. The Company expects to renew the unsecured revolving credit facility and believes it could increase the amount of the facility, if needed.

  The Company also has a $20.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. There was $800,000 outstanding under this facility at March 31, 1998. The credit facility expires on June 30, 1998. The Company expects to renew the unsecured revolving credit facility and believes it could increase the amount of the facility, if needed.

  Net cash flow from operating activities was $7.3 million for the three months ended March 31, 1998 and 1997.

  Net cash flow used in investing activities was $17.3 million for the three months ended March 31, 1998, compared to $12.1 million for the comparable period of 1997. The increase was primarily due to investments in call centers to support the growth of the Company's businesses.

  Net cash flow from financing activities was $359,000 for the three months ended March 31, 1998 compared to net cash flow used in financing activities of $16.4 million for the comparable period of 1997. In the three months ended March 31, 1998, net cash flow from financing activities was obtained from increased customer holdbacks and deposits and borrowings from credit facilities partially offset by payments of debt and capital lease obligations. The net cash flow used in financing activities for the three months ended March 31, 1997, was primarily used to pay $14.3 million in debt and capital lease obligations with the remaining proceeds from the initial public offering.

CAPITAL EXPENDITURES

   The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $15.9 million for the three months ended March 31, 1998. Capital expenditures for the first quarter of 1998 consisted primarily of equipment purchases. The Company projects its capital expenditures for the remainder of 1998 to be approximately $24 million to $29 million, primarily for capacity expansion and upgrades at existing facilities and the addition of five new call centers.

   The Company believes cash flow from operations, together with existing cash and cash equivalents, financing through capital or operating leases, and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or any of its subsidiaries, which are not already pledged as collateral securing existing credit facilities. The Company or any of its affiliates may be required to guarantee any existing or additional credit facilities.


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


   Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that modifications to existing software and conversions to new hardware and software can mitigate the impact of the Year 2000 Issue. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 Issue could have a material adverse impact on the operations of the Company.


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


   The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project in the next 18 months, if not sooner. The total remaining cost of the Year 2000 project is estimated at $4.8 million and is being funded through operating cash flows. Of the total projected cost, approximately $1.4 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $3.4 million, which will be expensed as incurred over the next 18 months, is not expected to have a material effect on the results of operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Not Applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 1997, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

   On July 28, 1997, Schurman, Bowers, et al, individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc., AT&T Corp., AT&T Communications, Inc., AT&T Communications of the Southern States, Inc., and West Telemarketing Outbound Corporation (Civil Action No. 4:97-2635-12) was filed in the Court of Common Pleas in Horry, South Carolina and then removed by the defendants to the United States District Court for the District of South Carolina. Plaintiffs allege, among other things, claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers of rate programs and long distance services to the plaintiffs. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. At a hearing held on February 23, 1998, the federal judge ruled that all but two of the plaintiff's federal law causes of action were barred by the filed tariff doctrine. He noted that the two remaining causes of action appeared to state claims under the Federal Communications Act, but that it was unclear whether they did so. Accordingly, he gave the plaintiffs 60 days to replead those causes of action with specificity. By agreement of counsel, the date for filing the amended petition was continued until May 22, 1998. The court stayed all discovery and all action on the state law claims while the federal claims are pending. The two remaining federal claims, as currently plead, state claims only against AT&T Corp., AT&T Communications, Inc. and AT&T Communications of the Southern States, Inc. The Company will still be involved in the state law claims, which are stayed at his time.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
                27.01  Financial Data Schedule.


      (b) Reports on Form 8-K
                None.

                                 SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date: May 12, 1998



                                    WEST TELESERVICES CORPORATION


                                    By:  /s/  Troy L. Eaden
                                       ----------------------------------
                                    Troy L. Eaden
                                    Chief Executive Officer


                                    By:  /s/  Michael A. Micek
                                       ----------------------------------
                                    Michael A. Micek
                                    Chief Financial Officer,
                                    Executive Vice President - Finance and
                                      Treasurer

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES



                                                 SEQUENTIAL
EXHIBIT                                             PAGE
NUMBER                 DESCRIPTION                 NUMBER
------                 -----------                 ------


 27.01                 Financial Data Schedule