Form 10-Q
period 1998-06-30
WEST TELESERVICES CORP
filed 1998-08-12
CIK 1024657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                        Commission File Number 000-21771

                         WEST TELESERVICES CORPORATION
             (Exact name of registrant as specified in its charter)




DELAWARE                                             47-0777362
(State or other jurisdiction                        (IRS Employer
 of incorporation of organization)                  Identification No.)


9910 Maple Street, Omaha, Nebraska                       68134
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (402) 571-7700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

At August 12, 1998, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                 INDEX

                                                                                  Page
                                                                                  No.
                                                                                 --------
PART I.  FINANCIAL INFORMATION ....................................................   3

     Item 1. Financial Statements
             Consolidated Balance Sheets - June 30, 1998 and December 31, 1997         3
             Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 1998 and 1997 ..................    4

             Consolidated Statements of Cash Flows - Six Months Ended
               June 30, 1998 and 1997 ..............................................   5
             Notes to Consolidated Financial Statements ............................   6
     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...........................................   8
     Item 3. Quantitative and Qualitative Disclosure About Market Risk .............  11

PART II.  OTHER INFORMATION ........................................................  12

     Item 1.  Legal Proceedings ..................................................... 12
     Item 4.  Submission of Matters to a Vote of Securities Holders ................. 13
     Item 5.  Other Information ..................................................... 13
     Item 6.  Exhibits and Reports on Form 8-K ...................................... 14

SIGNATURES .......................................................................... 15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         WEST TELESERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSAND EXCEPT PER SHARE AMOUNTS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1998        1997
                                                        ----------- -----------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                              $  19,663    $  39,820
 Accounts receivable, net of allowance
   for doubtful accounts of $555 and $447                  96,132       64,325
 Vendor receivable                                          6,676          183
 Notes receivable                                          11,097        7,486
 Accounts receivable - financing                           10,521        4,971
 Other                                                      8,714        4,834
                                                        ---------    ---------
   Total current assets                                   152,803      121,619

PROPERTY AND EQUIPMENT:
 Land and improvements                                      4,939        4,888
 Buildings                                                 24,316       23,059
 Telephone and computer equipment                         111,030       97,021
 Office furniture and equipment                            21,897       18,730
 Leasehold improvements                                    28,653       24,119
 Construction in process                                    4,888        1,182
                                                        ---------    ---------
                                                          195,723      168,999
 Accumulated depreciation and amortization                (68,970)     (57,289)
                                                        ---------    ---------
                                                          126,753      111,710
GOODWILL, NET OF ACCUMULATED AMORTIZATION
   OF $2,695 AND $1,853                                    47,838       48,680
OTHER ASSETS                                                  158          141
                                                        ---------    ---------
                                                        $ 327,552    $ 282,150
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable - financing                              $   4,912    $       -
 Accounts payable                                          41,274       18,948
 Customer deposits and holdbacks                           17,496       22,475
 Accrued wages and benefits                                10,487        8,809
 Accrued phone expense                                      5,721        7,228
 Other current liabilities                                  4,711        3,103
 Current maturities of long-term obligations                4,793        5,736
 Income tax payable                                           606            -
                                                        ---------    ---------
   Total current liabilities                               90,000       66,299

LONG TERM OBLIGATIONS, LESS CURRENT MATURITIES             13,876       15,950
DEFERRED INCOME TAXES                                       3,874        3,684
OTHER LONG-TERM LIABILITIES                                   157            -
COMMITMENTS AND CONTINGENCIES (NOTE 2)                          -            -
STOCKHOLDERS' EQUITY
 Preferred stock $0.01 par value, 10,000
   shares authorized, no shares issued
   and outstanding                                              -            -
 Common stock $0.01 par value, 200,000 shares
   authorized, 63,330 shares issued and
   outstanding                                                633          633
 Additional paid-in capital                               157,647      157,647
 Retained earnings                                         61,365       37,937
                                                        ---------    ---------
   Total stockholders' equity                             219,645      196,217
                                                        ---------    ---------
                                                        $ 327,552    $ 282,150
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                          JUNE 30,                JUNE 30,
                                                                                    --------------------    -------------------
                                                                                     1998          1997       1998        1997
                                                                                    ------        ------    -------      ------
REVENUE                                                                             $ 118,004     $ 98,380  $ 234,079    $ 194,026
COST OF SERVICES                                                                       64,250       55,153    126,984      106,501
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           36,184       29,384     69,540       55,529
                                                                                    ---------     --------  ---------    ---------
NET OPERATING INCOME                                                                   17,570       13,843     37,555       31,996

OTHER INCOME (EXPENSE):
  Interest income                                                                         150          312        341          701
  Interest income - financing net of interest expense of $240, $85,
   $394 and $178                                                                          496          390        921          770
  Interest expense                                                                       (116)        (178)      (240)        (409)
  Other (expense), net                                                                   (184)        (145)      (438)        (314)
                                                                                    ---------     --------  ---------    ---------
  Net other income                                                                        346          379        584          748
                                                                                    ---------     --------  ---------    ---------

NET INCOME BEFORE INCOME TAX EXPENSE                                                   17,916       14,222     38,139       32,744

INCOME TAX EXPENSE:
  Current income tax expense                                                            6,847        5,458     14,569       12,596
  Deferred income tax expense                                                              53           85        142          157
                                                                                    ---------     --------  ---------    ---------
  Total income tax expense                                                              6,900        5,543     14,711       12,753
                                                                                    ---------     --------  ---------    ---------

NET INCOME                                                                          $  11,016     $  8,679  $  23,428    $  19,991
                                                                                    =========     ========  =========    =========

EARNINGS PER COMMON SHARE:
  Basic                                                                             $    0.17     $   0.14  $    0.37    $    0.32
                                                                                    =========     ========  =========    =========
  Diluted                                                                           $    0.17     $   0.14  $    0.37    $    0.32
                                                                                    =========     ========  =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic common shares                                                                  63,330       63,330     63,330       63,330
  Dilutive impact of potential common shares from stock options                             -            -          -           33
                                                                                    ---------     --------  ---------    ---------
  Diluted common shares                                                                63,330       63,330     63,330       63,363
                                                                                    =========     ========  =========    =========


 The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                         -----------------------------
                                                                                             1998             1997
                                                                                         -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $  23,428        $   19,991
     Adjustments to reconcile net income cash flows
     from operating activities:
      Depreciation and amortization                                                          12,817             9,372
      (Gain) loss on sale of equipment                                                           23               113
      Deferred income tax expense                                                               142               157
     Changes in operating assets and liabilities:
      Accounts receivable                                                                   (34,531)          (34,005)
      Other assets and vendor receivables                                                   (11,118)           (1,389)
      Accounts payable                                                                       22,326             8,596
      Other liabilities and accrued expenses                                                  1,936             3,675
      Income tax payable                                                                      1,382            (2,188)
                                                                                         -----------      ------------
        Net cash flows from operating activities                                             16,405             4,322
                                                                                         -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                    (28,272)          (23,294)
     Proceeds from disposal of property and equipment                                         1,231               346
     Issuance of notes receivable                                                            (4,961)             (287)
     Proceeds from payments of notes receivable                                               4,074               601
                                                                                         -----------      ------------
        Net cash flows from investing activities                                            (27,928)          (22,634)
                                                                                         -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                             -               2,499
     Payments of long-term obligations                                                       (3,017)          (15,345)
     Net change in accounts receivable financing and notes payable financing                   (638)              270
     Payments for stock registration costs                                                      -                 (38)
     Net change in customer deposits and holdbacks                                           (4,979)           (6,257)
                                                                                         -----------      ------------
        Net cash flows from financing activities                                             (8,634)          (18,871)
                                                                                         -----------      ------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (20,157)          (37,183)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               39,820            55,065
                                                                                         -----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  19,663        $   17,882
                                                                                         ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                             $     634               659
                                                                                         ===========      ============
     Cash paid during the period for income taxes                                         $  13,067        $   14,446
                                                                                         ===========      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Reduction of accounts receivable through issuance of notes receivable                $   2,724        $    1,114
                                                                                         ===========      ============

  The accompanying notes are an integral part of these financial statements.

                 WEST TELESERVCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

   On May 26, 1998, a Fourth Amended Complaint in the case of Chris Bone, et al., individually and as class representatives, vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of Southern States, Inc; and West Telemarketing Outbound Corporation (Civil Action No. 4:96-3527-22) was filed in United States District Court for the District of South Carolina. The plaintiffs assert numerous causes of action under the Federal Communications Act, the 1986 Telecommunications Act, and the Federal Telemarketing Sales Rule. The complaint also seeks to reserve various state claims which pertain to intrastate long distance calls which were asserted in the Third Amended Complaint. West Telemarketing Outbound was joined as a party with the Fourth Amended Complaint only. The plaintiffs allege that the class members suffered damage as a result of AT&T's marketing of long distance calling plans which were not available in their area due to tariff restrictions and as a result of AT&T's alleged failure to switch them to certain long distance calling plans that were available. The plaintiffs seek monetary damages, punitive damages, attorney's fees, cost and injunctive relief. The defendants have made a joint motion to dismiss the Fourth Amended Complaint based upon the filed tariff doctrine. The plaintiffs have made motion to refer issues to the Federal Communication Commission under the doctrine of primary jurisdiction.

                 WEST TELESERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   On July 28, 1997, Schurman, Bowers, et al, individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation (Civil Action No. 4:97-2635-12) was filed in the Court of Common Pleas in Horry, South Carolina and then removed by the defendants to the United States District Court for the District of South Carolina. Plaintiffs allege, among other things, claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers of rate programs and long distance services to the plaintiffs. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. At a hearing held on February 23, 1998, the federal judge ruled that all but two of the plaintiff's federal law causes of action were barred by the filed tariff doctrine. The court noted that the two remaining causes of action appeared to state claims under the Federal Communications Act, but that it was unclear whether they did so. Accordingly, the court gave the plaintiffs 60 days to replead those causes of action with specificity. By agreement of counsel, the date for filing the amended petition was continued until May 22, 1998. No amended petition has yet been filed. The court stayed all discovery and all action on the state law claims while the federal claims are pending. The two remaining federal claims, as currently plead, state claims only against AT&T Corp., AT&T Communications, Inc. and AT&T Communications of the Southern States, Inc. The Company will still be involved in the state law claims, which are stayed at this time.

3. SUBSEQUENT EVENT


   On July 16, 1998, the majority owners, Gary and Mary West ("Wests"), who along with the Company's Chief Executive Officer, Troy Eaden ("Eaden") proposed to acquire all the Common Stock not owned by the Wests or Eaden for a cash purchase price of $13.50 per share. The Wests collectively beneficially own approximately 71.8% of the Company's outstanding Common Stock, and Eaden beneficially owns approximately 13.4% of the Company's outstanding Common Stock.

   In the event that the Wests and Eaden acquire less than 100% of the Company's Common Stock pursuant to a tender offer, the Wests and Eaden intend to acquire the remainder of the Company's Common Stock through a merger transaction.

   The proposal is subject to a number of conditions, including the approval of the Board of Directors and stockholders of the Company and other conditions customary in this type of transaction, including without limitation, the receipt of all necessary consents and government approvals.

   The Wests and Eaden anticipate that, upon consummation of the acquisition, the new entity will seek to cause the Common Stock to be delisted from trading on the Nasdaq National Market and to cause the deregistration of the Common Stock with the Securities and Exchange Commission.


   A special committee of independent directors has retained independent financial and legal advisors to assist the committee in its consideration of a proposal the committee had received on July 16 from the Wests and Eaden, to acquire the approximately 15% equity interest in the Company they did not already own.


   The committee, which consists of the two directors who are not the founders or officers of the Company, has retained BT Wolfensohn as its financial advisers and Debevoise & Plimpton as its counsel. BT Wolfensohn is a division of BT Alex Brown Inc.

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

RESULTS OF OPERATIONS


      COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUE:   For the three months ended June 30, 1998, revenues increased
$19.6 million, or 20.0%, to $118.0 million up from $98.4 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, revenues increased $40.1 million, or 20.6%, to $234.1 million up from $194.0 million for the six months ended June 30, 1997. For the three months ending June 30, 1998, inbound operator teleservices accounted for $43.4 million of revenue, interactive teleservices accounted for $32.2 million, and outbound direct teleservices accounted for $42.4 million. For the six months ended June 30, 1998, revenue from inbound operator teleservices increased approximately $28.1 million to $89.4 million. Revenue from interactive teleservices decreased approximately $4.3 million to $64.1 million. Revenue from outbound direct teleservices increased approximately $16.3 million to $80.6 million. During 1997 and 1998, interactive teleservices transferred calls to a live agent at inbound operator teleservices to complete a service that began on interactive teleservices voice response units. Inbound operator teleservices billed interactive teleservices for the live operator portion of the call and interactive teleservices billed the entire service provided by both divisions. Consequently, a portion of interactive teleservices revenue reported on the Company's reports on Form 10-Q in 1997 represented services delivered by inbound operator teleservices. Since management feels that it is more appropriate to include the revenue in the division that provided the services rather than where the revenue is invoiced to the client, the Company reclassified revenue for 1997 as described in its Form 10-K for the year ended December 31, 1997. All of the revenue information contained herein reflects such reclassification. The increases in inbound operator teleservices and outbound direct teleservices are primarily the result of servicing the growing needs of the Company's clients. The decrease in interactive teleservices is a result of the reduction in 900 pay per call volume in the six months ended June 30, 1998 compared to the comparable period of 1997.


     COST OF SERVICES: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $9.1 million, or 16.5%, in the second quarter of 1998 to $64.3 million up from $55.2 million for the comparable period of 1997. Cost of services increased $20.5 million, or 19.2%, to $127.0 million for the six months ended June 30, 1998 up from $106.5 million for the comparable period of 1997.
As a percentage of revenue, cost of services decreased to 54.5% for the second quarter of 1998 and 54.3% for the six months ended June 30, 1998 compared to 56.1% and 54.9%, respectively, for the comparable periods in 1997. The decreases in cost of services as a percentage of revenue can be attributed to the Company's ability to continue to hire cost effective quality labor as it enters new markets through the addition of call centers and the change in operating activity from interactive teleservices to direct and operator teleservices. Direct and operator teleservices traditionally have lower direct costs as a percentage of revenue.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses increased by $6.8 million, or 23.1%, to $36.2 million for the second quarter of 1998 up from $29.4 million for the comparable period of 1997. For the six months ended June 30, 1998, SG&A expenses increased by $14.0 million, or 25.2%, to $69.5 million, up from $55.5 million for the comparable period of 1997. As a percentage of revenue, SG&A expenses increased to 30.7% for the second quarter of 1998 and 29.7% for the six months ended June 30, 1998 compared to approximately 29.9% and 28.6%, respectively, for the comparable periods of 1997. The increase is primarily due to increased depreciation expense and other costs associated with call center expansion.


  NET OPERATING INCOME: Net operating income increased by $3.8 million, or 26.9%, to $17.6 million in the second quarter of 1998 up from $13.8 million in the second quarter of 1997. For the six months ended June 30, 1998, net operating income increased by $5.6 million, or 17.4%, to $37.6 million up from $32.0 million for the comparable period of 1997. As a percentage of revenue, net operating income increased to approximately 14.9% for the second quarter of 1998 and decreased to 16.0% for the six months ended June 30, 1998, compared to 14.1% and 16.5%, respectively, for the corresponding periods of 1997 due to the factors discussed above for Revenue, Cost of Services and SG&A expenses.


     NET OTHER INCOME (EXPENSE): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program) and interest expense from short-term and long-term borrowings under credit facilities, a mortgage note and capital leases. Other income (expense) for the second quarter of 1998 totaled $346,000 compared to $379,000 for the second quarter of 1997. Other income (expense) for the six months ended June 30, 1998, totaled $584,000 compared to $748,000 for the comparable period of 1997. The reduction in net other income is primarily due to reduced interest income as a result of lower cash balances during the first and second quarter of 1998 compared to the comparable periods of 1997.

     NET INCOME: Net income increased by $2.3 million, or 26.9%, for the second quarter of 1998, to $11.0 million from net income of $8.7 million for the second quarter of 1997. Net income increased by $3.4 million, or 17.2%, for the six months ended June 30, 1998, to $23.4 million up from net income of $20.0 million for the comparable period of 1997. Net income includes a provision for income tax expense at an effective rate of approximately 38.5% and 38.6% for the three and six months ended June 30, 1998, respectively, and approximately 39.0% and 38.9% for the comparable periods of 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank lines of credit.


  The Company has a $10.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%.
The revolving credit facility expires on July 31, 1999.   There were no
outstanding borrowings under this facility at June 30, 1998. The Company's credit facility contains certain financial covenants and restrictions, which
were met at June 30, 1998.   This credit facility was renewed on June 30, 1998
for $20.0 million under substantially the same terms and conditions. The renewed credit facility expires on June 29, 1999.

  The Company also has a $20.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. There was $4.9 million outstanding under this facility at June 30, 1998. The credit facility expired on June 30, 1998. This credit facility was renewed on June 30, 1998 for $15.0 million under substantially the same terms and conditions. The renewed credit facility expires on June 29, 1999.

  Net cash flow from operating activities increased $12.1 million, or 279.6%, to $16.4 million for the six months ended June 30, 1998, compared to a net cash flow from operating activities of $4.3 million for the six months ended June 30, 1997. The increase was due principally to cash from higher net income, higher accounts payable balances and higher depreciation and amortization; partially offset by increases in accounts receivable and other assets resulting from growth in revenue.

  Net cash flow used in investing activities was $27.9 million for the six months ended June 30, 1998 compared to $22.6 million for the comparable period of 1997. The increase was primarily due to investments in call center expansion to support the growth of the Company's businesses.

  Net cash flow used in financing activities was $8.6 million for the six months ended June 30, 1998 compared to $18.9 million for the comparable period of 1997. In the six months ended June 30, 1998 and 1997, net cash flow used in financing activities was primarily a result of refunds in customer holdbacks and deposits and payments of debt and capital lease obligations. The decrease in net cash flow used in financing activities is primarily due to additional payments on debt and capital lease obligations in January 1997 with the remaining proceeds from the November 1996 Initial Public Offering.

CAPITAL EXPENDITURES

   The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $28.3 million for the six months ended June 30, 1998. Capital expenditures for the six months ended June 30, 1998 consisted primarily of equipment purchases. The Company projects its capital expenditures for the remainder of 1998 to be approximately $12 million to $17 million, primarily for capacity expansion and upgrades at existing facilities and the addition of three new call centers.

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

   Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that modifications to existing software and conversions to new hardware and software can mitigate the impact of the Year 2000 Issue. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

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

   The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project in the next 15 months, if not sooner. The total remaining cost of the Year 2000 project is estimated at $5.6 million and is being funded through operating cash flows. Of the total projected cost, approximately $1.9 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $3.7 million, which will be expensed as incurred over the next 15 months, is not expected to have a material effect on the results of operations.

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

   On May 26, 1998, a Fourth Amended Complaint in the case of Chris Bone, et al., individually and as class representatives, vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of Southern States, Inc; and West Telemarketing Outbound Corporation (Civil Action No. 4:96-3527-22) was filed in United States District Court for the District of South Carolina. The plaintiffs assert numerous causes of action under the Federal Communications Act, the 1986 Telecommunications Act, and the Federal Telemarketing Sales Rule. The complaint also seeks to reserve various state claims which pertain to intrastate long distance calls which were asserted in the Third Amended Complaint. West Telemarketing Outbound was joined as a party with the Fourth Amended Complaint only. The plaintiffs allege that the class members suffered damage as a result of AT&T's marketing of long distance calling plans which were not available in their area due to tariff restrictions and as a result of AT&T's alleged failure to switch them to certain long distance calling plans that were available. The plaintiffs seek monetary damages, punitive damages, attorney's fees, cost and injunctive relief. The defendants have made a joint motion to dismiss the Fourth Amended Complaint based upon the filed tariff doctrine. The plaintiffs have made motion to refer issues to the Federal Communication Commission under the doctrine of primary jurisdiction.

   On July 28, 1997, Schurman, Bowers, et al, individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation (Civil Action No. 4:97-2635-12) was filed in the Court of Common Pleas in Horry, South Carolina and then removed by the defendants to the United States District Court for the District of South Carolina. Plaintiffs allege, among other things, claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers of rate programs and long distance services to the plaintiffs. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. At a hearing held on February 23, 1998, the federal judge ruled that all but two of the plaintiff's federal law causes of action were barred by the filed tariff doctrine. The court noted that the two remaining causes of action appeared to state claims under the Federal Communications Act, but that it was unclear whether they did so. Accordingly, the court gave the plaintiffs 60 days to replead those causes of action with specificity. By agreement of counsel, the date for filing the amended petition was continued until May 22, 1998. No amended petition has yet been filed. The court stayed all discovery and all action on the state law claims while the federal claims are pending. The two remaining federal claims, as currently plead, state claims only against AT&T Corp., AT&T Communications, Inc. and AT&T Communications of the Southern States, Inc. The Company will still be involved in the state law claims, which are stayed at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The annual meeting of the stockholders of the Company was held on May 13, 1998 (the "Annual Meeting"). The matters submitted to the stockholders for a vote included (a) the election of two directors with terms expiring at the 2001 annual meeting of stockholders and (b) the ratification and approval of Deloitte & Touche LLP as the Company's independent auditors. The following table sets forth the results of the voting on these matters:


                                                                        NUMBER OF         NUMBER OF
                                                           NUMBER OF   VOTES AGAINST    ABSTENTIONS AND
                       MATTER                              VOTES FOR    OR WITHHELD     BROKER NON-VOTES
                       ------                              ---------   -------------    ----------------
Election of Directors
          Mary E. West ................................     60,974,857      14,053              0
          Troy L. Eaden ...............................     60,975,586      13,324              0

Approval of Deloitte & Touche LLP as
  Independent Auditors ................................     60,983,090       5,235            585


   Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than those elected are Gary L. West, Thomas B. Barker, Greg T. Sloma, and William E. Fisher.


ITEM 5. OTHER INFORMATION

   On July 16, 1998, the majority owners, Gary and Mary West ("Wests"), who along with the Company's Chief Executive Officer, Troy Eaden ("Eaden") proposed to acquire all the Common Stock not owned by the Wests or Eaden for a cash purchase price of $13.50 per share. The Wests collectively beneficially own approximately 71.8% of the Company's outstanding Common Stock, and Eaden beneficially owns approximately 13.4% of the Company's outstanding Common Stock.

   In the event that the Wests and Eaden acquire less than 100% of the Company's Common Stock pursuant to a tender offer, the Wests and Eaden intend to acquire the remainder of the Company's Common Stock through a merger transaction.

   The proposal is subject to a number of conditions, including the approval of the Board of Directors and stockholders of the Company and other conditions customary in this type of transaction, including without limitation, the receipt of all necessary consents and government approvals.

   The Wests and Eaden anticipate that, upon consummation of the acquisition, the new entity will seek to cause the Common Stock to be delisted from trading on the Nasdaq National Market and to cause the deregistration of the Common Stock with the Securities and Exchange Commission.

   A special committee of independent directors has retained independent financial and legal advisors to assist the committee in its consideration of a proposal the committee had received on July 16 from the Wests and Eaden, to acquire the approximately 15% equity interest in the Company they did not already own.

   The committee, which consists of the two directors who are not the founders or officers of the Company, has retained BT Wolfensohn as its financial advisers and Debevoise & Plimpton as its counsel. BT Wolfensohn is a division of BT Alex Brown Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

          27.01  Financial Data Schedule.
          99.01  Press Release dated July 20, 1998
          99.02  Press Release dated July 16, 1998


(b)   Reports on Form 8-K

          None.

                                 SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date: August 12, 1998



                                    WEST TELESERVICES CORPORATION


                                    By:  /s/  Troy L. Eaden
                                         ------------------
                                    Troy L. Eaden
                                    Chief Executive Officer


                                    By:  /s/  Michael A. Micek
                                         ---------------------
                                    Michael A. Micek
                                    Chief Financial Officer,
                                    Executive Vice President-Finance and
                                     Treasurer

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                            SEQUENTIAL
  EXHIBIT                                                     PAGE
  NUMBER                DESCRIPTION                          NUMBER
  -------               -----------                         ----------
  27.01            Financial Data Schedule

  99.01            Press Release Dated July 20, 1998

  99.02            Press Release Dated July 16, 1998
