Form 10-Q
period 1998-09-30
WEST TELESERVICES CORP
filed 1998-11-12
CIK 1024657

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ____________

                       Commission File Number 000-21771

                         WEST TELESERVICES CORPORATION
            (Exact name of registrant as specified in its charter)


                DELAWARE                                   47-0777362
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation of organization)

11808 Miracle Hills Drive, Omaha, Nebraska                    68154
 (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code: (402) 571-7700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At November 6, 1998, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant ("Common Stock") were outstanding.

                                     INDEX


                                                                                     Page No.

PART I. FINANCIAL INFORMATION..........................................................  3
     Item 1. Financial Statements
             Consolidated Balance Sheets - September 30, 1998 and December 31, 1997....  3
             Consolidated Statements of Operations -
               Three and Nine Months Ended September 30, 1998 and 1997.................  4
             Consolidated Statements of Cash Flows - Nine Months Ended
             September 30, 1998 and 1997...............................................  5
             Notes to Consolidated Financial Statements................................  6
     Item 2. Management's Discussion and Analysis of Financial Condition
             And Results of Operations.................................................  7
     Item 3. Quantitative and Qualitative Disclosure about Market Risk................. 10

PART II.  OTHER INFORMATION............................................................ 11
     Item 1. Legal Proceedings......................................................... 11
     Item 5. Other Information......................................................... 11
     Item 6. Exhibits and Reports on Form 8-K.......................................... 11

SIGNATURES............................................................................. 13


                         WEST TELESERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                                                     September 30,          December 31,
                                                                                         1998                   1997
                                                                                   -----------------      ----------------
                                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                          $   7,605             $  39,820
       Accounts receivable, net of allowance for doubtful accounts
        of $1,707 and $447                                                                  107,238                64,325
       Notes receivable                                                                       6,256                 7,486
       Accounts receivable - financing                                                       10,575                 4,971
       Other                                                                                 10,868                 5,017
                                                                                   -----------------      ----------------
           Total current assets                                                             142,542               121,619
PROPERTY AND EQUIPMENT:
       Land and improvements                                                                  4,888                 4,888
       Buildings                                                                             24,325                23,059
       Telephone and computer equipment                                                     116,751                97,021
       Office furniture and equipment                                                        23,534                18,730
       Leasehold improvements                                                                28,834                24,119
       Construction in process                                                               12,857                 1,182
                                                                                   -----------------      ----------------
                                                                                            211,189               168,999
       Accumulated depreciation and amortization                                            (75,454)              (57,289)
                                                                                   -----------------      ----------------
                                                                                            135,735               111,710
GOODWILL, net of accumulated amortization of $3,116 and $1,853                               47,417                48,680
OTHER ASSETS                                                                                  3,569                   141
                                                                                   -----------------      ----------------
                                                                                          $ 329,263             $ 282,150
                                                                                   =================      ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable - financing                                                          $   6,000             $    -
       Notes payable - bank                                                                   8,000                  -
       Accounts payable                                                                      23,131                18,948
       Customer deposits and holdbacks                                                       12,911                22,475
       Accrued wages and benefits                                                             8,588                 8,809
       Accrued phone expense                                                                 12,343                 7,228
       Other current liabilities                                                              4,659                 3,103
       Current maturities of long-term obligations                                            4,063                 5,736
       Income tax payable                                                                     1,037                   -
                                                                                   -----------------      ----------------
            Total current liabilities                                                        80,732                66,299
LONG TERM OBLIGATIONS, less current maturities                                               13,258                15,950
DEFERRED INCOME TAXES                                                                         4,115                 3,684
OTHER LONG-TERM LIABILITIES                                                                     158                   -
COMMITMENTS AND CONTINGENCIES (Note 2)                                                          -                     -
STOCKHOLDERS' EQUITY
       Preferred stock $0.01 par value, 10,000 shares authorized,
          no shares issued and outstanding                                                      -                     -
       Common stock $0.01 par value, 200,000 shares authorized,
          63,330 shares issued and outstanding                                                  633                   633
       Additional paid-in capital                                                           157,647               157,647
       Retained earnings                                                                     72,720                37,937
                                                                                   -----------------      ----------------
            Total stockholders' equity                                                      231,000               196,217
                                                                                   -----------------      ----------------
                                                                                          $ 329,263             $ 282,150
                                                                                   =================      ================



The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                        ----------------------------    ---------------------------
                                                                            1998            1997            1998           1997
                                                                        ------------    ------------    ------------   ------------
REVENUE                                                                   $ 123,294       $ 100,493       $ 357,373      $ 294,519
COST OF SERVICES                                                             65,237          56,067         192,221        162,568
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 40,044          30,125         109,584         85,654
                                                                        ------------    ------------    ------------   ------------
NET OPERATING INCOME                                                         18,013          14,301          55,568         46,297

OTHER INCOME (EXPENSE):
    Interest income                                                             163             241             504            942
    Interest income - financing, net of interest expense of $200,  $52,
      $593 and $230                                                             493             458           1,414          1,228
    Interest expense                                                           (126)           (179)           (366)          (588)
    Other expense, net                                                         (105)           (271)           (543)          (585)
                                                                        ------------    ------------    ------------   ------------
    Net other income                                                            425             249           1,009            997
                                                                        ------------    ------------    ------------   ------------

NET INCOME BEFORE INCOME TAX EXPENSE                                         18,438          14,550          56,577         47,294

INCOME TAX EXPENSE:
    Current income tax expense                                                7,286           5,487          21,855         18,083
    Deferred income tax expense (benefit)                                      (203)            117             (61)           274
                                                                        ------------    ------------    ------------   ------------
    Total income tax expense                                                  7,083           5,604          21,794         18,357
                                                                        ------------    ------------    ------------   ------------

NET INCOME                                                                $  11,355       $   8,946       $  34,783      $  28,937
                                                                        ============    ============    ============   ============

EARNINGS PER COMMON SHARE:
    Basic                                                                  $   0.18       $    0.14       $   0.55       $   0.46
                                                                        ============    ============    ============   ============
    Diluted                                                                $   0.18       $    0.14       $   0.55       $   0.46
                                                                        ============    ============    ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic common shares                                                      63,330          63,330          63,330         63,330
    Dilutive impact of potential common shares from stock options               -               -               -               22
                                                                        ------------    ------------    ------------   ------------
    Diluted common shares                                                    63,330          63,330          63,330         63,352
                                                                        ============    ============    ============   ============





  The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                        ----------------------------
                                                                            1998            1997
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  34,783       $  28,937
   Adjustments to reconcile net income to net cash flows
   from operating activities:
     Depreciation and amortization                                           19,775          14,589
     Loss on sale of equipment                                                   41             166
     Deferred income tax expense (benefit)                                      (61)            274
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (45,637)        (14,628)
     Other assets and vendor receivables                                     (6,149)           (816)
     Accounts payable                                                         4,183          (9,779)
     Other liabilities and accrued expenses                                   6,608           2,391
     Income tax payable                                                       1,812          (2,414)
                                                                        ------------    ------------
         Net cash flows from operating activities                            15,355          18,720
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (43,859)        (33,480)
   Proceeds from disposal of property and equipment                           1,281             352
   Issuance of notes receivable                                              (5,161)         (1,838)
   Proceeds from payments of notes receivable                                 5,702           1,056
                                                                        ------------    ------------
        Net cash flows from investing activities                            (42,037)        (33,910)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                               -             2,499
   Payments of long-term obligations                                         (4,365)        (16,443)
   Net change in line of credit agreement                                     8,000             -
   Net change in accounts receivable financing
      and notes payable financing                                               396           1,487
   Payments for stock registration costs                                        -               (72)
   Net change in customer deposits and holdbacks                             (9,564)           (816)
                                                                        ------------    ------------
        Net cash flows from financing activities                             (5,533)        (13,345)
                                                                        ------------    ------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (32,215)        (28,535)
CASH AND CASH EQUIVALENTS, Beginning of period                               39,820          55,065
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, End of period                                  $   7,605      $   26,530
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                               $     960      $      920
                                                                        ============    ============
   Cash paid during the period for income taxes                           $  20,045      $   20,178
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Reduction of accounts receivable through
    issuance of notes receivable                                          $   2,724      $    1,114
                                                                        ============    ============


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

2.  COMMITMENTS AND CONTINGENCIES

   From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed in its Annual Report on Form 10-K for the year ended December 31, 1997, and its quarterly reports on Form 10-Q for the first and second quarters of 1998, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Certain statements under this caption constitute forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the teleservices industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     REVENUE: For the three months ended September 30, 1998, revenues increased $22.8 million, or 22.7%, to $123.3 million up from $100.5 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, revenues increased $62.9 million, or 21.3%, to $357.4 million up from $294.5 million for the nine months ended September 30, 1997. For the three months ending September 30, 1998, inbound operator teleservices accounted for $47.1 million of revenue, interactive teleservices accounted for $29.0 million, and outbound direct teleservices accounted for $47.2 million. For the nine months ended September 30, 1998, revenue from inbound operator teleservices increased approximately $43.0 million to $136.5 million. Revenue from interactive teleservices decreased approximately $12.3 million to $93.1 million. Revenue from outbound direct teleservices increased approximately $32.2 million to $127.8 million. During 1997 and 1998, interactive teleservices transferred calls to a live agent at inbound operator teleservices to complete a service that began on interactive teleservices voice response units. Inbound operator teleservices billed interactive teleservices for the live operator portion of the call and interactive teleservices billed the entire service provided by both divisions. Consequently, a portion of interactive teleservices revenue reported on the Company's reports on Form 10-Q in 1997 represented services delivered by inbound operator teleservices. Since management feels that it is more appropriate to include the revenue in the division that provided the services rather than where the revenue is invoiced to the client, the Company reclassified revenue for 1997 as described in its Form 10-K for the year ended December 31, 1997. All of the revenue information contained herein reflects such reclassification. The increases in inbound operator teleservices and outbound direct teleservices are primarily the result of servicing the growing needs of the Company's clients. The decrease in interactive teleservices is a result of the reduction in 900 pay per call volume due to a shift in the emphasis by the Company's clients to 800 interactive programs in the nine months ended September 30, 1998 compared to the comparable period of 1997.


     COST OF SERVICES: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $9.1 million, or 16.4%, in the third quarter of 1998 to $65.2 million, up from $56.1 million for the comparable period of 1997. Cost of services increased $29.6 million, or 18.2%, to $192.2 million for the nine months ended September 30, 1998 up from $162.6 million for the comparable period of 1997. As a percentage of revenue, cost of services decreased to 52.9% for the third quarter of 1998 and 53.8% for the nine months ended September 30, 1998 compared to 55.8% and 55.2%, respectively, for the comparable periods in 1997. The decreases in cost of services as a percentage of revenue can be attributed to the Company's ability to continue to hire cost effective quality labor as it enters new markets through the addition of call centers and the change in the service mix from interactive teleservices to direct and operator teleservices divisions. Direct and operator teleservices traditionally have lower direct costs as a percentage of revenue.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses increased by $9.9 million, or 32.9%, to $40.0 million for the third quarter of 1998 up from $30.1 million for the comparable period of 1997. For the nine months ended September 30, 1998, SG&A expenses increased by $23.9 million, or 27.9%, to $109.6 million, up from $85.7 million for the comparable period of 1997. As a percentage of revenue, SG&A expenses increased to 32.5% for the third quarter of 1998 and 30.7% for the nine months ended September 30, 1998 compared to approximately 30.0% and 29.1%, respectively, for the comparable periods of 1997. The increase can be attributed to increased depreciation expense and other costs associated with call center expansion and the change in the service mix from interactive teleservices to direct and operator teleservices divisions. Direct and operator teleservices traditionally have higher SG&A expenses as a percentage of revenue.


     NET OPERATING INCOME: Net operating income increased by $3.7 million, or 26.0%, to $18.0 million in the third quarter of 1998 up from $14.3 million in the third quarter of 1997. For the nine months ended September 30, 1998, net operating income increased by $9.3 million, or 20.0%, to $55.6 million up from $46.3 million for the comparable period of 1997. As a percentage of revenue, net operating income increased to approximately 14.6% for the third quarter of 1998 and decreased to 15.6% for the nine months ended September 30, 1998, compared to 14.2% and 15.7%, respectively, for the corresponding periods of 1997 due to the factors discussed above for Revenue, Cost of Services and SG&A expenses.

     NET OTHER INCOME (EXPENSE): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program) and interest expense from short-term and long-term borrowings under credit facilities, a mortgage note and capital leases. Other income (expense) for the third quarter of 1998 totaled $425,000 compared to $249,000 for the third quarter of 1997. Other income (expense) for the nine months ended September 30, 1998, totaled $1,009,000 compared to $997,000 for the comparable period of 1997. The increases in net other income are primarily due to incentives from local and state governments related to call center expansion partially offset by reduced interest income as a result of lower cash balances during the three and nine months ended September 30, 1998 compared to the comparable periods of 1997.

     NET INCOME: Net income increased by $2.4 million, or 26.9%, for the third quarter of 1998, to $11.4 million from net income of $9.0 million for the third quarter of 1997. Net income increased by $5.9 million, or 20.2%, for the nine months ended September 30, 1998, to $34.8 million up from net income of $28.9 million for the comparable period of 1997. Net income includes a provision for income tax expense at an effective rate of approximately 38.4% and 38.5% for the three and nine months ended September 30, 1998, respectively, and approximately 38.5% and 38.8% for the comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank lines of credit.

     The Company has a $20.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The revolving credit facility expires on June 29, 1999. There was $8.0 million outstanding under this facility at September 30, 1998. The Company's credit facility contains certain financial covenants and restrictions, which were met at September 30, 1998.

     The Company also has a $15.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. There was $6.0 million outstanding under this facility at September 30, 1998. The credit facility expires on June 29, 1999.

  Net cash flow from operating activities decreased $3.3 million, or 18.0%, to $15.4 million for the nine months ended September 30, 1998, compared to a net cash flow from operating activities of $18.7 million for the nine months ended September 30, 1997. The decrease was due principally to increases in accounts receivable and other assets resulting from growth in revenue, partially offset by higher net income and higher depreciation and amortization.

  Net cash flow used in investing activities was $42.0 million for the nine months ended September 30, 1998 compared to $33.9 million for the comparable period of 1997. The increase was primarily due to investments in call center expansion to support the growth of the Company's businesses.

  Net cash flow used in financing activities was $5.5 million for the nine months ended September 30, 1998 compared to $13.3 million for the comparable period of 1997. In the nine months ended September 30, 1998 and 1997, net cash flow used in financing activities was primarily a result of refunds in customer holdbacks and deposits and payments of debt and capital lease obligations. The decrease in net cash flow used in financing activities is primarily due to additional payments on debt and capital lease obligations in January 1997 with the remaining proceeds from the initial public offering of Common Stock in November of 1996, partially offset by increased refunds of customer holdbacks and deposits.

CAPITAL EXPENDITURES

   The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $43.9 million for the nine months ended September 30, 1998. Capital expenditures for the nine months ended September 30, 1998 consisted primarily of equipment purchases. The Company projects its capital expenditures for the remainder of 1998 to be approximately $5.0 million to $10.0 million, primarily for capacity expansion and upgrades at existing facilities and the addition of four new call centers.

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

   Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its information technology and non-information technology systems so that its systems will properly utilize dates beyond December 31, 1999. The Company presently believes that modifications to existing software and conversions to new hardware and software can mitigate the impact of the Year 2000 Issue. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 Issue could subject the Company to potential liability claims from certain of its customers and have a material adverse impact on the operations of the Company. Contingency plans are currently being developed and put into place to control the possibility of single point failure.

   The Company is in the process of communicating with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue, and the Company's current assessments are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

   The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project in the next 12 months, if not sooner. The total cost of the Year 2000 project is estimated at $5.6 million for the Company's critical systems and is being funded through operating cash flows. Of the total projected cost, approximately $3.7 million is attributable to the purchase of new software and hardware, which will be capitalized. The remaining $1.9 million, will be expensed as incurred and is not expected to have a material effect on the results of operations.

   The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and conversions are based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure of third parties on which the Company relies and similar uncertainties.

INFLATION

  The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

  PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed in its Annual Report on Form 10-K for the year ended December 31, 1997, and its quarterly reports on Form 10-Q for the first and second quarters of 1998, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 5. OTHER INFORMATION

   On July 16, 1998, the majority owners, Gary and Mary West (the "Wests"), along with the Company's Co-Chairman, Troy Eaden ("Eaden") proposed to acquire all the Common Stock not owned by the Wests or Eaden for a cash purchase price of $13.50 per share. The Wests collectively beneficially own approximately 71.8% of the Company's outstanding Common Stock and Eaden beneficially owns approximately 13.4% of the Company's outstanding Common Stock.

   On August 18, 1998, the Wests and Eaden withdrew their proposal to acquire all of the outstanding shares of Common Stock of the Company not currently owned by the Wests and Eaden, after being informed by the Special Committee appointed by the Company's Board of Directors that the Special Committee would not be able to recommend the Wests' and Eaden's final proposal of $15.50 per share. Based on the Special Committee's decision, the Wests and Eaden withdrew their proposal and terminated all discussions with the Company relating to their proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit
    Number                                    Description
--------------------------------------------------------------------------------
    10.01 Employment Agreement between the Company and Thomas B. Barker dated Janaury 1, 1996, as amended September 1, 1998
--------------------------------------------------------------------------------
    10.02 Employment Agreement between the Company and Michael A. Micek dated Janaury 1, 1996, as amended September 1, 1998
--------------------------------------------------------------------------------
    10.03 Employment Agreement between the Company and John W. Erwin dated January 1, 1996, as amended September 1, 1998
--------------------------------------------------------------------------------
    10.04  Employment Agreement between the Company and Mark V. Lavin dated
           July 1, 1996, as amended September 1, 1998
--------------------------------------------------------------------------------
    10.05 Employment Agreement between the Company and Nancee Berger dated January 1, 1996, as amended September 1, 1998
--------------------------------------------------------------------------------
    10.06 Employment Agreement between the Company and Steven M. Stangl dated January 1, 1996, as amended September 1, 1998
--------------------------------------------------------------------------------
    27.01  Financial Data Schedule

(b) Reports on Form 8-K

    During the quarter ended September 30, 1998, the Company filed the following:

    (i) A report on Form 8-K, dated September 14, 1998, was filed on September 16, 1998 reporting the withdrawal of a proposal to acquire shares of Common Stock by the Wests and Eaden (Item 5). No financial statements were filed with this report.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date: November 12, 1998



                                  WEST TELESERVICES CORPORATION


                                  By:  /s/  Thomas B. Barker
                                       ----------------------------
                                  Thomas B. Barker
                                  Chief Executive Officer


                                  By:  /s/  Michael A. Micek
                                       ----------------------------
                                  Michael A. Micek
                                  Chief Financial Officer,
                                  Executive Vice President-Finance and Treasurer

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


   EXHIBIT                                                                               SEQUENTIAL
   NUMBER                        DESCRIPTION                                            PAGE NUMBER
------------------------------------------------------------------------------------------------------
    10.01   Employment Agreement between the Company and Thomas B. Barker dated
            Janaury 1, 1996, as amended September 1, 1998
------------------------------------------------------------------------------------------------------
    10.02  Employment Agreement between the Company and Michael A. Micek dated
           Janaury 1, 1996, as amended September 1, 1998
------------------------------------------------------------------------------------------------------
    10.03  Employment Agreement between the Company and John W. Erwin dated
           January 1, 1996, as amended September 1, 1998
------------------------------------------------------------------------------------------------------
    10.04  Employment Agreement between the Company and Mark V. Lavin dated
           July 1, 1996, as amended September 1, 1998
------------------------------------------------------------------------------------------------------
    10.05  Employment Agreement between the Company and Nancee Berger dated
           January 1, 1996, as amended September 1, 1998
------------------------------------------------------------------------------------------------------
    10.06  Employment Agreement between the Company and Steven M. Stangl dated
           January 1, 1996, as amended September 1, 1998
------------------------------------------------------------------------------------------------------
    27.01  Financial Data Schedule
