Form 10-K
period 1998-12-31
WEST TELESERVICES CORP
filed 1999-03-31
CIK 1024657

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

                  For The Fiscal Year Ended December 31, 1998

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


                                                        68154
   11808 Miracle Hills Drive, Omaha,                 (Zip Code)
               Nebraska
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (402) 963-1500

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

At March 19, 1999, 63,330,000 shares of common stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the Nasdaq National Market at March 19, 1999) of the voting stock held by non-affiliates was approximately $77.34 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1999, are incorporated into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
 ITEM 1.  BUSINESS.......................................................     3
 ITEM 2.  PROPERTIES.....................................................    14
 ITEM 3.  LEGAL PROCEEDINGS..............................................    15
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    17
 EXECUTIVE OFFICERS OF THE REGISTRANT.....................................   17

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    19
 ITEM 6.  SELECTED FINANCIAL DATA........................................    20
 ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION..........................................    21
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    27
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    27
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    27

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    28
 ITEM 11. EXECUTIVE COMPENSATION.........................................    28
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    28
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    28

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K......................................................    28
 SIGNATURES...............................................................   31

                                    PART I

ITEM 1. BUSINESS

General

  West TeleServices Corporation (the "Company") is one of the largest independent teleservices companies in the United States, and provides a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company conducts its business on a fully-integrated basis principally through three wholly-owned subsidiaries: West Telemarketing Corporation ("Inbound"); West Telemarketing Corporation Outbound ("Outbound"); and West Interactive Corporation ("Interactive"). The Company is a leading provider in each of inbound operator services, automated voice response services and outbound direct teleservices. The Company was incorporated in 1994 under the laws of the State of Delaware.

  Inbound operator services consist of live operator call-processing applications such as order capture, customer service and product support. Inbound was established in 1986 with the goal of becoming the leading inbound teleservices operation in the United States and represented approximately 38.6% of the Company's revenue in 1998. Automated voice response services consist of computerized call-processing applications such as automated product information requests, prepaid calling card services, internet services and secure automated credit card activation. Interactive began operations in 1989 with the goal of establishing the leadership position in automated voice response services and represented approximately 25.4% of the Company's revenues in 1998. Outbound direct teleservices consist of live operator direct marketing applications such as product sales and customer acquisition and retention campaigns. Outbound began operations in 1990 with the goal of becoming one of the leading outbound teleservices organizations in the United States and represented approximately 36.0% of the Company's revenue in 1998. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all three of its businesses. This technology also enables the Company to efficiently integrate a range of its services. The Company believes that its ability to offer integrated services for its clients distinguishes it from most of its competitors. In 1998, 59% of the Company's revenue was derived from clients using more than one service.

  The Company targets businesses in highly competitive, consumer-based industries, including telecommunications, insurance, banking, pharmaceuticals, public utilities, consumer goods and computer software services, that require large volume applications. The Company's revenue and net income for the year ended December 31, 1998 were $482.8 million and $46.0 million, respectively. The Company's revenue and net income for the year ended December 31, 1997, were $398.8 million and $37.4 million, respectively. For information regarding the Registrants last three fiscal years, see the "Consolidated Financial Statements" and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

  The Company operated 7,624 telephone workstations as of December 31, 1998 in 21 state-of-the-art call centers located in Nebraska, Texas, Virginia, Oklahoma, Alabama, Arkansas, Illinois, Louisiana and Nevada which it uses for inbound and outbound services, and maintained 11,160 proprietary interactive voice response ports as of December 31, 1998 for its automated voice response services. The Company has deployed multiple automatic call distributors, predictive dialers, a proprietary interactive voice response platform and multiple mainframe computer systems, in combination with an intelligent workstation environment, in order to fully automate and manage the Company's information-processing requirements. The Company believes it has designed and implemented a sophisticated technology platform, permitting it to provide flexible, high-quality and cost-effective service solutions for its clients.

Industry Overview

  The teleservices industry facilitates direct communication between companies and their current and prospective customers through telecommunications-based systems. Wharton Economic Forecasting Associates ("WEFA Group") in its 1998 Economic Impact: US Direct Marketing Today forecasted that teleservices would be the leading direct marketing medium by which approximately $482.2 billion of goods and services would be sold via the telephone in 1998.

  Advantages of Teleservices

  Many industries, including telecommunications, pharmaceuticals, consumer goods, banking and insurance, are experiencing increased competition to attract and retain customers, and accordingly many businesses are seeking to expand their direct contact with current and prospective customers. These businesses are allocating more of their advertising and customer service expenditures to teleservices which effectively complement other marketing media such as television, radio and print advertising and enables businesses to quantify and evaluate the effectiveness of specific marketing expenditures. The American Teleservices Association states that nearly 100 million Americans (one out of three) purchase goods and services over the phone each year.

  Evolution of the Teleservices Industry

  The teleservices industry has evolved during the past 14 years from primarily single-facility, low technology environments to large, full service organizations with multi-location, large volume call-processing centers utilizing advanced systems. Certain independent teleservices providers have invested an increasing amount of capital in large volume state-of-the-art call centers and advanced network technology. Larger service providers, which can achieve greater economies of scale, can more easily justify ongoing investment in sophisticated call management software, predictive dialers and automatic call distributors, to better provide premium quality and cost-effective services. Businesses are seeking to provide greater information for consumers to make informed purchase decisions as product and service offerings become more complex and varied. Finally, businesses are increasingly recognizing the economic benefits of expanding relationships with existing customers through teleservices such as customer retention campaigns.

  Role of Outsourcing

  Businesses historically have relied on in-house personnel to provide most telephone-based services. Based on discussions with its clients and prospective clients, the Company believes that businesses are increasingly outsourcing their teleservices activities in order to focus their internal resources on their core competencies, to increase the productivity of their marketing services and to reduce overall teleservices expenditures. Providers of outsourced teleservices can offer clients lower overall teleservices costs due to economies of scale in sharing the cost of new technology among a larger base of users and higher capacity utilization rates. Bain and Company, Inc. in its November 1997 Teleservices Outsourcing Directory forecasted that approximately 22% of American corporations were expected to outsource teleservices by 2000, representing a 200% increase from 1995. Further, this report forecasted that this portion of the teleservices market would exceed $20 billion by 2002.

Company Strategy

  The Company is one of the leading providers in the teleservices industry and is well positioned to benefit from the continued growth in outsourced teleservices. The Company's objective is to enhance its leading position in each of inbound, automated voice response and outbound services. The principal elements of the Company's strategy are:

 I. Leverage Ability to Provide Integrated Service Solutions

  The Company seeks to apply its operating expertise in inbound, automated voice response and outbound services to develop customized service solutions that utilize the resources of each division on an integrated basis. The Company is able to integrate its service offerings by utilizing its voice and data networking technology and its proprietary software systems and hardware platforms. The Company is able to design and implement highly flexible applications which combine the large volume call capacity of automated voice response with the specialized customer service capabilities of inbound services. As an additional component of integration, customer follow-up can be scheduled and initiated through the Company's outbound services. This integrated offering provides a cost effective solution for the client and increases the productivity of the Company's live operators. Furthermore, the Company leverages its ability to provide integrated services by cross-selling its services to its clients to capture an increasing share of their outsourced business. The Company believes that its integrated service capabilities are a significant competitive advantage.

 II. Pursue Recurring and Large Volume Applications

  The Company has developed its facilities and operations specifically to provide effective service to clients which generate large and recurring call volumes. The Company has established a strong track record in successfully managing client programs which produce such volumes. The consistent revenue streams derived from these large volume and recurring applications help the Company manage its long-term growth. In 1998, 77% of the Company's revenue growth was derived from existing clients.

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

Description of Services

  The Company's organizational structure is outlined below:

                             [CHART APPEARS HERE]

 I. Operator Teleservices (Inbound)

  Inbound provides large volume inbound call-processing services, including order capture and customer service applications. Inbound was established in 1986 with the goal of becoming the leading inbound teleservices operation in the United States. It was one of the first service providers to fully automate its operations and to develop proprietary software systems to service the customized needs of its clients. In 1998, Inbound represented approximately 38.6% of the Company's revenue. The two divisions of Inbound are Direct Response Services and Custom Operator Services.

  Direct Response Services. This division custom designs applications to meet client specifications for order capture, lead generation, customer service, dealer referral and other information processing campaigns. Direct Response Services receives incoming calls 24 hours per day, 365 days per year. Clients measure this division's service quality by its ability to (i) process a large volume of simultaneous incoming calls and (ii) to minimize the number of calls which receive a busy signal. Although this division processes call volume from other media such as radio, print and direct mail advertisements, most of its call volume is generated via toll-free numbers appearing in television advertisements. This type of inbound campaign requires the capability to handle increases in call volumes over short periods of time.

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

  Custom Operator Services. This division provides customized teleservices solutions on a dedicated basis to large business clients. Many businesses are finding it increasingly difficult to provide high quality customer service and product support without diverting resources from their core businesses. In addition, it is expensive for these businesses to own, operate and maintain state-of-the-art call-processing facilities. The Company provides a wide range of inbound telephone-based services including: (i) programs designed to enhance or maximize customer acquisition and retention; (ii) customer service and support; (iii) product support; (iv) collection services; (v) customer complaint resolution; (vi) client satisfaction information; and (vii) technical support. Our clients critical success factors are program specific, such as exceeding goals for call conversion, reduced average length of call, reduced average speed of answer, increased call quality, and successfully resolving the customer's concerns in a single contact.

  In 1998, the Custom Operator Services Division introduced the Company's new desktop application to the call center, Agent Desktop Environment ("ADE"), a graphical user interface based application. The ADE application uses, the same technology that can be found on the Internet to present the agent scripting. The application supports computer telephony integration, and allows all transactions to be accomplished from a personal computer. A majority of the divisions' clients have their own host applications on the Company's desktop computer system. ADE allows integration with outside host systems, and allows agent access to multiple systems.

 II. Interactive Teleservices (Interactive)

  Interactive began operations in 1989 with the goal of establishing the leadership position in automated voice response services. The Company believes that Interactive is currently the largest, fully automated call-processing operation in the United States. Interactive was ranked as the number one interactive teleservices company in 1997 and 1998 by Call Center Solutions magazine. In 1998, Interactive represented approximately 25.4% of the Company's revenues. Interactive has developed proprietary software systems and hardware platforms to service the diverse needs of its clients and complements the Company's live operator service offerings.

  Interactive provides large volume automated voice response services which allow a caller to access information by means of a touch-tone telephone or voice prompt. Interactive provides automated voice response services for a broad range of applications, which include secure automated credit card activation, information and entertainment services, prepaid calling card services, automated product information requests, database management and enhancement, customer service and third-party caller transfers. Interactive is measured by its ability to process a large volume of simultaneous transactions. Additionally, Interactive designs customized applications to meet stated client specifications and offers a variety of voice recording services to aid in the design of an interactive voice application.

  Interactive specializes in processing large volumes of telephone transactions generated by print, direct mail, radio and television broadcast advertisements. Interactive's clients typically advertise a toll-free or pay per call number designed to generate a prompt response. Interactive's automated voice-processing platforms may be accessed 24 hours per day, 365 days per year. Interactive's proprietary software systems and hardware platforms integrate the use of digital switches and decentralized computers for database management with remote host computer interfaces and other peripheral processing activities. Interactive's proprietary technology systems along with inbound and outbound services, permit a caller to connect to a live operator to process data already captured through automated Voice Response Units ("VRUs"). Interactive utilizes the technology to identify the specific toll-free number dialed by the caller. The toll-free number will identify the specific client campaign and directs the call to the appropriate switches, database machines, and other hardware and software needed to fulfill the requirements of the client's application. Interactive was the first large scale platform to incorporate advanced services such as voice recognition for callers with rotary phones, and near real time transcription for quick data dissemination.

  Interactive's clients have remote access capability to modify their scripts and obtain instantaneous call count and program information. Interactive reports all information captured or disseminated during a transaction to its clients. Campaign information, summary reports and statistics are customized to meet a client's specifications.

 III. Direct Teleservices (Outbound)

  Outbound provides live operator direct marketing services. Outbound began operations in 1990 with the goal of becoming one of the leading outbound teleservices operations in the United States. In 1996, 1997 and 1998, Outbound was named the top outbound teleservices company by Call Center Solutions magazine. In 1998, Outbound represented approximately 36.0% of the Company's revenue. Outbound focuses exclusively on high volume projects. The two divisions of Outbound are Consumer Direct Services and Business Direct Services.

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

  The Company typically initiates contact with consumers that have been identified by a client as existing or potential customers. Integrated call management systems utilizing large-scale predictive dialers systematically call consumers and transfer successful connections to a designated marketing representative. As a call is presented to a marketing representative who has been trained for specific client applications, the consumer's name, address and other available information are simultaneously presented along with the client's customized script. The Company's proprietary software systems permit clients to immediately access on-line program results and monitor the performance of all designated marketing representatives. The Company can report information captured, summary results and more detailed statistical analyses in a customized format for each of its clients.

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

Facilities and Service Fortification

  The Company recognizes the importance of providing uninterrupted service for its clients. The Company has invested significant resources to develop, install and maintain facilities and systems designed to be highly reliable. All of the Company's service facilities and systems are designed to maximize system in-service time and minimize the possibility of telecommunications outage, commercial power loss or equipment failure. The Company believes that this level of reliability provides an important and necessary competitive advantage.

  The Company utilizes redundant network architecture which substantially reduces the possibility of a system failure and the interruption of telecommunications service. As depicted in the diagram below, Inbound's call centers are served by redundant long distance and local access facilities. Most call centers are serviced by dual central office switches, providing split access flexible egress routing capabilities, as well as backup access into each facility, using dual fiber ring SONET-based self-healing network architectures. Most inbound numbers directed to a Company call center are appended with dual routing instructions in the event of an error on the primary network path. These capabilities allow incoming calls to be redirected via an alternate long distance switch and/or through a backup access line in the unlikely event of a long distance or local network failure.

        [FLOWCHART OF THE COMPANY'S NETWORK ARCHITECTURE APPEARS HERE]

  The Company's systems also feature operational redundancy. The Company uses automatic call distributors with dual processors and online automatic backup and fault-tolerant mainframe computers with spontaneous dual backup for all processors, disk management and mechanical functions. Copies of all proprietary Company software systems and client application software reside in a secure off-site storage facility. The Company actively monitors all critical components of its call-processing facilities 24 hours per day, 365 days per year. Inbound and Interactive facilities also have a stand-alone primary power systems and both battery backup and diesel generator backup power systems.

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

  In 1998, the Company employed an average of approximately 11,935 telephone representatives per day for its inbound services and outbound services with peak employment of approximately 14,147 operators per day. In addition, the Company employed as of December 31, 1998 approximately 2,711 management, staff and administrative employees. The Company considers its relations with its employees to be good.

Call Management Systems

  The Company specializes in processing large and recurring call volumes. In each of the Inbound, Interactive and Outbound divisions, the Company works closely with its clients to accurately project future call volumes. The Company uses the following practices to efficiently manage its call volumes:

  Historical Trends Analyses. The Company tracks weekly, daily and hourly calling trends for individual client programs for Inbound, Interactive and Outbound. The Company believes that the key to a cost efficient teleservices program begins with the effective planning of future call volumes to determine the optimal number of sites, employees, workstations and calling ports that need to be deployed each hour. Based upon the Company's experience in processing large call volumes during the past ten years, it has accumulated the data necessary to differentiate the calling patterns of different applications such as order capture, lead generation and customer service.

  Forecasting Call Volumes/Establishing Production Plans. Call volumes in Inbound are forecasted for each one-half hour increment for each day. Detailed assumptions are made regarding average length of call, average wait time between calls, average speed of answer, and service level targets to determine the actual number of calls that may be processed by a workstation or voice response port during a specific one-half hour increment. This process enables the Company to effectively determine the number of workstations and voice response ports needed for a given campaign.

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

  The Company has developed a proprietary scheduling system that efficiently identifies variances between staff scheduled and staff needed. The system accommodates real-time adjustments to be made for personnel schedules as call volume projections fluctuate. Telephone agent personnel directly interact with the system to schedule additional hours or excused time.

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

  Network Control. The Company interfaces directly with AT&T Corp.'s nationwide long distance network and has the ability to allocate call volumes among its various inbound call centers on command assisted by sophisticated third party routing products. Traffic control specialists within the

Company are responsible for comparing actual call volumes and trends to stated staffing and scheduling plans. When necessary, adjustments can be made to fine tune minor variances between actual call volumes and personnel that have been scheduled by facility. As a result, inbound calls are optimally directed to available personnel which maximizes the utilization of personnel and improves efficiency. Network control monitors the status of all inbound call-processing activities on a minute-by-minute basis. Minor real time variances between projected and actual calling trends are promptly entered into the Company's database and the call management cycle repeats.

Technology/Systems Development

  All proprietary software systems and hardware platforms for Inbound, Interactive and Outbound permit the design and execution of highly integrated service offerings. All systems provide clients with the ability to directly interface and communicate with the Company's systems. The Company employs approximately 782 systems analysts, programmers and technicians to modify and enhance the Company's operating systems and to design client applications.

Quality Assurance

  By the nature of its services, the Company establishes direct contact with the customer base of its clients. Given the importance of this role, the Company believes that its reputation for providing premium quality service is critical. Both the Company and its clients monitor and evaluate the performance of telephone representatives to confirm that clients' programs are properly implemented using clients' approved scripts and that the telephone representatives meet clients' customer service standards. The Company regularly measures the quality of its services by reviewing such variables as average length of call, calls per hour, average speed of answer, sales per hour, rate of call abandonment and order conversion percentages. The Company's information systems enable the Company to provide clients with regular reports on a real-time basis as to the status of an ongoing campaign and to transmit summary data and captured information electronically to clients.

  The Company maintains a quality assurance department for each of the live agent divisions that is responsible for the overall quality of the services being provided. A comprehensive performance appraisal is typically given to every telephone representative every six to eight weeks. The Company uses statistical summaries of the performance appraisal information for its training and operations departments to provide feedback and to identify telephone representatives who may need additional training.

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

  The Company formulates detailed annual sales and marketing plans. These plans contain objectives and milestones which are tracked regularly throughout the year. The sales organization is a group of sales professionals organized by divisions who are trained to focus on specific industries and overall client needs. The objective is to sell integrated teleservice solutions to prospective and existing clients. Commissions are paid on both new sales and incremental revenues generated from new and existing clients to provide the appropriate incentives for the sales professionals. Once a client campaign is initiated, a client services account manager is responsible for the daily management of the campaign.

Competition

  The teleservices industry is highly fragmented and competitive. The Company's competitors in the teleservices industry range from very small firms catering to specialized applications and short-term projects to large independent firms and the in-house operations of many clients and potential clients. In addition, some of the Company's services compete with other forms of marketing such as mail, television, internet and radio. While the Company has various competitors for each of its divisions, the Company believes that only a few competitors have the capability to provide each of inbound, automated voice-processing and outbound services. The Company believes that the principal competitive factors in the teleservices industry are capacity, flexibility of implementing customized solutions to clients' teleservices needs, technological expertise and price.

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

Reliance on Major Clients

  A significant portion of the Company's revenue is generated from relatively few clients. The loss of the largest client or a number of its largest clients could have a material adverse effect on the Company. The Company's largest client, AT&T Corp., accounted for approximately 33%, and the Company's 41 largest clients in the aggregate accounted for approximately 80% of the Company's revenue in 1998. AT&T Corp. revenue was generated by over 20 different teleservices programs. The Company generally operates under contracts with these clients which may be terminated on 30-day notice and generally the contracts are for a term of less than one-year. Subsequent contracts may be subject to open bidding among the Company and its competitors.

Government Regulation

  Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act which was enacted in 1991 authorized and directed the Federal Communications Commission (the "FCC") to enact rules to regulate the telemarketing industry. In December 1992, the FCC enacted rules which place restrictions on the methods and timing of telemarketing sales calls.

  The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 (the "TCFAA") authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the "TSR"), which went into effect in January 1996. The TSR applies to most outbound telemarketing calls and certain inbound telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales.

  The FTC has also adopted regulations governing pay per call services (the "900 Number Rule") pursuant to the Telephone Disclosure and Dispute Resolution Act passed by Congress in 1992. In general, the 900 Number Rule prescribes the content of advertising for such services, requires that certain introductory disclosures be made (at no charge to the caller) and provides for the manner and content of billing and collection for such services. The FCC supplements this regulation by requiring that common carriers assign a telephone number to a provider of interstate pay per call services and offer billing and collection services to such a provider to assure compliance with the 900 Number Rule. In March 1997, the FTC initiated a 900 Number Rule rulemaking review proceeding to evaluate the operation of the 900 Number Rule and to determine whether the scope of the 900 Number Rule should be expanded to information services provided through dialing patterns other than 900 numbers. As part of this rulemaking review proceeding, the FTC has issued proposed revisions to the 900 Number Rule which, among other things, would expand the scope of the 900 Number Rule to information services provided through other dialing patterns, impose more stringent requirements on the establishment of pre-subscription arrangements governing the use of toll free numbers for pay per call services and require express verifiable authorization from a telephone subscriber in order for purchases to be billed to the telephone subscriber's telephone bill. The industry filed written comments to the FTC's proposed revisions in March 1999. The FTC has scheduled a workshop for May 1999. In addition to commenting on the FTC's proposed changes, the industry has requested certain other reforms which would help reduce the charge-back rates. The Company cannot predict what final modifications to the 900 Number Rule will be implemented and what impact those modifications will have on the Company or the industry. The Company cannot predict whether any modifications will be made to the 900 Number Rule, and, if so, what impact they would have on the Company or its industry.

  The Telecommunications Act of 1996 also contains certain provisions which may have an impact upon the Company. In general, this act eliminated the tariffed service exception from the pay per call rules and required the FCC to adopt new and more stringent rules for the use of toll free numbers for pay per call services because of abuses that arose from pay per call services offering toll free numbers. The FCC has proposed rules for the use of toll free numbers for pay per call services. The FCC has also proposed rules designed to restrict the use of toll free numbers in connection with pay per call information programming. Among the most significant changes to the toll free number rules are that pre-subscription agreements now must be executed in writing, require the use of a personal identification number (PIN), or other identifier unique to the subscriber and provide subscribers with a choice of the following billing methods: direct remit, debit prepaid account phone bill or credit or calling card. As an alternative, information providers may charge information services provided via toll free numbers with a prepaid account or debit, credit, charge or calling card if there is a preamble disclosing the costs, the point in time when the charges begin and billing methods. There are also corresponding disclosure requirements for soliciting pre-subscription agreements and for consumers' billing statements.

  In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities which do or may apply to the Company. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call.

  The Company employees who are involved in certain types of sales activity, such as activity regarding insurance or mortgage loans, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities.

  The industries served by the Company are also subject to varying degrees of government regulation. Generally, the Company relies on its clients and their advisors to develop the scripts to be used by the Company in making consumer solicitations. The Company generally requires its clients to indemnify the Company against claims and expenses arising with respect to the scripts provided by its clients.

  The Company specifically trains its marketing representatives to handle calls in an approved manner and believes it is in compliance in all material respects with all federal and state regulations. There can be no assurance, however, that the Company would not be subject to regulatory challenge for a violation of federal or state law by any of its clients.

ITEM 2. PROPERTIES

  The Company operated five automated voice response facilities with 11,160 ports as of December 31, 1998 and 21 state-of-the-art call centers with 7,624 workstations as of December 31, 1998. Certain of the Company's call centers can be used interchangeably by both Inbound and Outbound.

  Inbound operates seven large volume, automated call-processing facilities located in Nebraska, Texas, Virginia, Oklahoma, Nevada, Louisiana, and Illinois. These facilities consist of 3,333 computer-assisted workstations. In 1998, Inbound employed an average of approximately 6,063 operators per day with peak employment of approximately 7,834 operators per day.

  Interactive operates five large volume, automated voice response facilities located in Nebraska, Texas, Alberta (Canada), Oklahoma, and Virginia. Interactive has a total capacity of 11,160 voice response ports. Interactive is not a labor intensive business and employs approximately 253 managerial, staff and administrative personnel.

  Outbound operates 14 large volume, automated facilities located in Texas, Alabama, Arkansas, Louisiana and Illinois. Outbound maintains 4,291 computer-assisted workstations and in 1998 employed an average of 5,872 marketing representatives per day with peak employment of approximately 6,313 marketing representatives per day.

  The following table summarizes the location of, and the number of telephone workstations at each of the Company's call centers for each of Inbound, Interactive and Outbound as December 31, 1998.

                                           Number of             Number of
Call Centers                         Telephone Workstations Voice Response Ports
------------                         ---------------------- --------------------
Inbound
  Omaha, Nebraska...................           726                    --
  San Antonio, Texas................           510                    --
  Hampton, Virginia.................           708                    --
  Tulsa, Oklahoma...................           435                    --
  Reno, Nevada......................           318                    --
  Baton Rouge, Louisiana............           364                    --
  Rockford, Illinois................           272                    --
    Inbound Total...................         3,333                    --
Interactive
  Omaha, Nebraska...................           --                   7,128
  San Antonio, Texas................           --                   2,717
  Calgary, Alberta (Canada).........           --                     391
  Tulsa, Oklahoma...................           --                     556
  Hampton, Virginia.................           --                     368
    Interactive Total...............                               11,160
Outbound
  San Antonio, Texas................         1,064                    --
  Universal City, Texas.............           640                    --
  El Paso, Texas....................           594                    --
  Killeen, Texas....................           252                    --
  Waco, Texas.......................           252                    --
  Lubbock, Texas....................           252                    --
  Odessa, Texas.....................           117                    --
  McAllen, Texas....................           120                    --
  Mobile, Alabama...................           378                    --
  Texarkana, Arkansas...............           117                    --
  Fayetteville, Arkansas............           120                    --
  Lafayette, Louisiana..............           151                    --
  Carbondale, Illinois..............           117                    --
    Outbound Total..................         4,291                    --
      Total.........................         7,624                 11,160

  The Company occupied approximately 1,070,000 square feet of office space on December 31, 1998. All facilities described above other than the facilities located in San Antonio, Texas (which are owned) are leased. The Company also owns 98,360 square feet of office space in a corporate headquarters building in Omaha, Nebraska. The corporate headquarters was purchased in the fourth quarter of 1997. The Company moved into the corporate headquarters throughout 1998.

  The Company believes that its facilities are adequate for its current requirements and that additional space will be available as required. See Note D to the Company's consolidated financial statements for information regarding the Company's obligations under its facilities leases.

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

  West Interactive Corporation is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, on September 12, 1991. This case is currently captioned Lamar Andrews, et al., Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The seven named plaintiffs allege that they paid for one or more "900" number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or other prizes, gifts or information on unclaimed funds. West Interactive Corporation provided interactive voice processing and other services to one or more customers which conducted some of the programs at issue in the litigation. The billing and collection services were provided through AT&T and US Sprint Communication Company Limited Partnership. The plaintiffs' second amended complaint alleges that the programs at issue involved, among other things, acts of unlawful gambling and the collection of illegal gambling debts, mail fraud and wire fraud in violation of the Racketeering Influenced and Corrupt Organizations Act (RICO), the Communications Act of 1934, the federal common law of communications, the Georgia RICO statute, and other state and federal laws. AT&T has asserted a cross-claim against West Interactive Corporation seeking contractual and common law indemnity and contribution. The action seeks recovery of treble damages, punitive damages, costs and attorneys' fees. On October 2, 1998, the court heard argument on cross-motions for summary judgment by all parties. Those motions remain pending.

  West Interactive Corporation, and Troy Eaden and Gary West, Co-Chairmen of the Board and directors of the Company, are named as defendants in a case filed on August 19, 1997, which is pending in the United States District Court for the Southern District of Georgia. The case is captioned Janie Gilchrist, individually and on behalf of a class of all other persons similarly situated,
v. Direct American Marketers, Inc., Anthony Brown, Integretel, Inc., Troy Eaden, Gary West, West Interactive Corporation and Bellsouth Corporation, File No. CV197-233. Plaintiff alleges claims under the Georgia Racketeer Influenced and Corrupt Organizations Act in connection with certain "900" number sweepstakes programs that were promoted by Direct American Marketers, Inc. West Interactive Corporation provided interactive voice processing and other services with regard to some of the programs. Plaintiff seeks to recover treble damages and punitive damages, together with expenses, attorney's fees and injunctive relief. The plaintiff filed a motion for class certification on November 17, 1997. The court has not ruled on that motion, and no class has been certified.

  West Telemarketing Corporation Outbound is a defendant in a case filed on July 28, 1997, entitled Schurman, Bowers, et al., individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina at Civil Action No. 4:97-2635-12. West Telemarketing Corporation Outbound is also named as a defendant in a Fourth Amended Complaint filed on October 26, 1998, in the case of Chris Bone, et al., individually and as class representatives, vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of Southern States, Inc.; and West Telemarketing Outbound Corporation, which is also pending in United States District Court for the District of South Carolina, at Civil Action No. 4:96-3527-22. Plaintiffs in both cases allege claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers by AT&T of rate programs and long distance services which were allegedly either unavailable or not provided to plaintiffs. West Telemarketing Corporation Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of its programs and services. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. No class has been certified in either case. The federal judge to whom both cases are assigned has consolidated the cases and referred all issues in both cases to the Federal Communications Commission (FCC). The judge also stayed both cases pending the outcome of the FCC referral.

  Richard Carney, et al. v. West TeleServices, Inc., West Telemarketing Corporation, West Telemarketing Corporation Outbound, West Telemarketing Insurance Agency, Inc., Hal Morris, Matt Mazzarella and John Erwin (Cause No. 97-CI-15780) was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of West TeleServices Corporation, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

 Name                   Age Position
 ----                   --- --------
 Gary L. West..........  53 Co-Chairman of the Board and Director
 Mary E. West..........  53 Vice Chair of the Board, Secretary and Director
 Troy L. Eaden.........  36 Co-Chairman of the Board and Director
 Thomas B. Barker......  44 President, Chief Executive Officer and Director
 Nancee Shannon Berger.  38 Chief Operating Officer
 Michael A. Micek......  49 Chief Financial Officer, Executive Vice President--
                            Finance and Treasurer
 John W. Erwin.........  36 President--Direct Teleservices
 Mark V. Lavin.........  40 President--Operator Teleservices
 Steven M. Stangl......  40 Executive Vice President--Interactive Teleservices
 Michael M. Sturgeon...  37 Executive Vice President--Sales and Marketing
 Joseph L. Bradley.....  44 Executive Vice President--Systems and Technology
 Dianne K. Ferris......  51 Executive Vice President--Administrative Services
                            and Chief Administrative Officer

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

  Troy L. Eaden co-founded the Company with Mrs. West in January 1986. Mr. Eaden has served as Co-Chairman of the Board since September 1998. He served as the principal executive of the Company since 1989 and formally held the title of Chief Executive Officer from March 1995 to September 1998. Mr. Eaden was employed by WATS from May 1980 to December 1985.

  Thomas B. Barker joined the Company in 1991 as Executive Vice President of Interactive. Mr. Barker was promoted to President and Chief Operating Officer of the Company in March 1995. Mr. Barker was promoted to President and Chief Executive Officer in September 1998. Prior to joining the Company, he served as President and Chief Operating Officer of Cue Network Corp., a provider of nationwide paging and satellite data distribution services.

  Nancee Shannon Berger joined Interactive in 1989 as Manager of Client Services. Ms. Berger was promoted to Vice President of Interactive in May 1994. She was promoted to Executive Vice President of Interactive in March 1995, and to President of Interactive Teleservices in October 1996. She was promoted to Chief Operating Officer of the Company in September 1998. Before joining Interactive, she was Senior Project Manager at Applied Communications, Inc.

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

  Mark V. Lavin joined the Company in 1996 as Executive Vice President-- Operator TeleServices. In September 1998, Mr. Lavin was promoted to President--Operator Teleservices. From 1991 until 1996, he held various management positions in reservation services for Radisson Hospitality Worldwide.

  Steve M. Stangl joined Interactive in 1993 as Controller. Mr. Stangl was promoted to Vice President of Accounting in 1996. He was promoted to Executive Vice President of Interactive in September 1998. Before joining Interactive, he was an audit manager with the accounting firm of Deloitte & Touche.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On December 2, 1996, the Company completed the initial public offering (the "Initial Public Offering") of its shares of common stock, par value $0.01 per share (the "Common Shares"). The Common Shares are listed on the Nasdaq National Market under the symbol "WTSC." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Shares as reported on the Nasdaq National Market.

                                                                  High     Low
                                                                 ------- -------
   First Quarter of 1997........................................ $25 1/4 $12
   Second Quarter of 1997....................................... $16 1/4 $12 3/8
   Third Quarter of 1997........................................ $16 3/8 $12 1/2
   Fourth Quarter of 1997....................................... $15 1/8 $10 1/8
   First Quarter of 1998........................................ $17 3/8 $11 1/2
   Second Quarter of 1998....................................... $18 1/4 $11 1/4
   Third Quarter of 1998........................................ $15 1/4 $ 9 1/4
   Fourth Quarter of 1998....................................... $14 1/4 $ 8 3/8

  As of March 1, 1999, there were 100 holders of record of Common Shares. As of the same date, there were a total of 63,330,000 Common Shares issued and outstanding. No dividends have been declared with respect to the Common Shares since the Initial Public Offering. The Company currently intends to retain earnings to finance the growth and development of its business and for working capital and general corporate purposes, and does not anticipate paying cash dividends on the Common Shares in the foreseeable future. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth, for the periods on and at the dates indicated, selected historical consolidated financial data of Company. The selected consolidated historical financial data has been derived from the audited historical consolidated financial statements of the Company. The Company's consolidated financial statements as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996 and Deloitte & Touche LLP's audit report with respect thereto have been included elsewhere in this Annual Report on Form 10-K. The information is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                              Year ended December 31,
                          --------------------------------------------------------------------
                              1998          1997          1996          1995          1994
                          ------------  ------------  ------------  ------------  ------------
                          (in thousands, except for per share and selected operating data)
Income Statement Data:
  Revenue...............  $    482,823  $    398,832  $    317,210  $    256,894  $    186,512
  Cost of services......       256,494       220,858       180,380       146,531       102,707
  Selling, general and
   administrative
   expenses.............       152,838       118,878        87,499        70,575        51,904
                          ------------  ------------  ------------  ------------  ------------
  Net operating income..        73,491        59,096        49,331        39,788        31,901
  Net other income
   (expense)............         1,269         1,716        (3,420)       (3,389)       (1,905)
                          ------------  ------------  ------------  ------------  ------------
  Net income before
   income tax expense...        74,760        60,812        45,911        36,399        29,996
  Actual income tax
   expense..............        28,769        23,402         4,213           828           269
  Pro Forma Information
   (1):
    Income tax expense..           --            --         12,950        13,130        10,900
                          ------------  ------------  ------------  ------------  ------------
    Net income..........  $     45,991  $     37,410  $     28,748  $     22,441  $     18,827
                          ============  ============  ============  ============  ============
    Earnings per share:
      Basic.............  $       0.73  $       0.59  $       0.52  $       0.42  $       0.35
      Diluted...........  $       0.73  $       0.59  $       0.52  $       0.42  $       0.35
    Weighted average
     number of common
     shares outstanding:
      Basic.............        63,330        63,330        54,891        53,968        53,968
      Diluted...........        63,353        63,346        54,966        53,968        53,968
Selected Operating Data:
  Operating margin......          15.2%         14.8%         15.6%         15.5%         17.1%
  Number of workstations
   (at end of period)...         7,624         5,931         4,440         3,158         2,228
  Number of ports (at
   end of period).......        11,160         8,056         5,804         3,870         3,496
                                                    December 31,
                          --------------------------------------------------------------------
                              1998          1997          1996          1995          1994
                          ------------  ------------  ------------  ------------  ------------
Balance Sheet Data:
  Working Capital.......  $     70,699  $     55,320  $     46,169  $      6,550  $      5,408
  Property and
   equipment, net.......       144,139       111,710        70,608        45,889        30,820
  Total assets..........       326,139       282,150       238,285       123,452        88,880
  Total debt............        30,952        21,686        22,523        41,743        32,608
  Stockholders' equity..       242,208       196,217       158,879        38,229        27,179

--------
(1) Reflects a pro forma provision for income taxes as if the Company had been subject to Federal and state corporate income taxes for all periods. The pro forma provision for income taxes represents a combined Federal and state tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company conducts its business principally through three wholly-owned subsidiaries: Inbound, Interactive and Outbound. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the "Consolidated Financial Statements" and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

Overview

  The Company is a leading provider of teleservices to businesses on an outsourced basis. The Company believes it has established a distinct competitive advantage in its ability to offer a range of services through its three operating divisions (Inbound, Interactive and Outbound) on a fully-integrated basis.

  Revenue: Inbound services represented approximately 38.6% of total revenue for the year ended December 31, 1998. Revenue for Inbound services is primarily generated at the time calls are answered by a telemarketing representative based on the number of calls and/or minutes received and processed on behalf of clients. Inbound services also generated revenue from calls transferred to telemarketing representatives from interactive voice response units. Inbound services also generated revenue by providing assistance to clients in the design and implementation of new applications.

  Interactive services represented approximately 25.4% of total revenue for the year ended December 31, 1998. Revenue for Interactive services is primarily generated at the time calls are received or sent by automated voice response units and is billed based on call duration.

  Outbound services represented approximately 36.0% of total revenue for the year ended December 31, 1998. Revenue for Outbound services is generated on an hourly basis at the time the marketing representatives place calls to consumers on behalf of it clients. Outbound services also generated revenue by providing assistance to its clients in the design and programming of customized applications.

  Expenses: Costs of telecommunications services incurred by the Company are primarily comprised of long distance transmission charges. The Company effectively manages its telecommunications costs through a long-term services contract with AT&T which includes an established rate schedule subject to certain call volume commitments. As one of AT&T's largest clients, the Company believes it has negotiated a favorable contract at an attractive service rate. The Company has also entered into a number of equipment maintenance and network management contracts with AT&T in order to facilitate reliable and efficient network operations. Rates for telecommunications services are primarily determined by total call volume, level of network management and technical support under contract.

  The Company manages its direct labor costs through its flexible staffing and scheduling initiatives. In particular, the Company has developed its own proprietary scheduling systems which are designed to optimize staffing and pay levels in anticipation of fluctuating call volumes as clients' campaigns are scheduled. The Company seeks to control its direct labor costs by decentralizing its operations and by seeking new geographic markets which offer attractive labor market characteristics for its Inbound and Outbound services. Direct labor rates fluctuate based upon local market factors such as the size and availability of a part-time workforce in addition to local economic growth. Labor rates are adjusted, as necessary, to attract the required number of service representatives during seasonal fluctuations. During the year ended December 31, 1998, the Company experienced improvement in direct costs as a percentage of revenue due in part to more favorable labor rates realized by entering new local markets.

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

  Prior to the reorganization in November 1996, Inbound, Interactive and Outbound elected to be treated as "Small Business Corporations" for income tax purposes. Under this election, all income and expense flowed through to the stockholders on a pro rata basis for income tax purposes. Accordingly, no provision for actual income taxes has been provided for during this period except for certain state taxes which are applicable to "Small Business Corporations." Prior to the closing of the Company's initial public offering and simultaneous to the reorganization, the subsidiary companies terminated their Small Business Corporation status and became subject to Federal and state income taxes. The pro forma tax provision included in the 1996 statement of operations was calculated using the asset and liability approach for financial accounting and reporting of income taxes and reflects the combined Federal and state income tax rate as if the Company had been treated as a C Corporation prior to reorganization.

Results of Operations

  The following table sets forth the Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

                                                               Year ended
                                                              December 31,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
   Revenue................................................. 100.0% 100.0% 100.0%
   Cost of services........................................  53.1   55.4   56.8
   Selling, general and administrative expenses............  31.7   29.8   27.6
   Net operating income....................................  15.2   14.8   15.6
   Net other income (expense)..............................   0.3    0.5   (1.1)
   Net income before income tax expense....................  15.5   15.3   14.5
   Actual income tax expense...............................   6.0    5.9    1.3
   Pro forma income tax expense............................   --     --     4.1
                                                            -----  -----  -----
   Net income and pro forma net income.....................   9.5%   9.4%   9.1%
                                                            =====  =====  =====

  Years Ended December 31, 1998 and 1997

  Revenue: Revenue increased $84.0 million or 21.1% to $482.8 million in 1998 from $398.8 million in 1997. The increase in revenue included $19.6 million derived from new clients and $64.4 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

  During the year ended December 31, 1998, the Company provided service to more than 800 clients. Eighty percent of the Company's total revenue was generated by 41 clients. During 1998, AT&T remained the Company's largest client and accounted for 33% of total revenue up from 25% in 1997.

  Cost of Services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $35.6 million or 16.1% for the year ended December 31, 1998 to $256.5 million from $220.9 million for the comparable period of 1997. As a percentage of revenue, cost of services decreased to 53.1% for 1998 compared to 55.4% for 1997. The decreases in cost of services as a percentage of revenue can be attributed to the Company's ability to continue to hire cost-effective quality labor as it enters new markets through the addition of call centers and the shift in the overall service mix from Interactive services to more Outbound and Inbound services. Outbound and Inbound services traditionally have lower direct costs as a percentage of revenue. Call center additions in 1998 included Rockford, Illinois; Reno, Nevada; Baton Rouge, Louisiana; Texarkana, Arkansas; Carbondale, Illinois; Lafayette, Louisiana; Ft. Smith, Arkansas; McAllen, Texas and Fayetteville, Arkansas.

  Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased by $33.9 million or 28.6% to $152.8 million for the year ended December 31, 1998, from $118.9 million in 1997. As a percentage of revenue, SG&A expenses increased to 31.7% for the year ended December 31, 1998, compared to 29.8% in 1997. The increase can be attributed to increased depreciation expense and other costs associated with call center expansion and the shift in the overall service mix from Interactive services to more Outbound and Inbound services. Outbound and Inbound services traditionally have higher SG&A expenses as a percentage of revenue.

  Net Operating Income: Net operating income increased by $14.4 million or 24.4% to $73.5 million in 1998 from $59.1 million in 1997. As a percentage of revenue, net operating income increased to 15.2% for the year ended December 31, 1998, compared to 14.8% in 1997, due to the factors discussed above for Revenue, Cost of Services and SG&A Expenses.

  Net Other Income (Expense): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities and capital leases. Other income (expense) for the year ended December 31, 1998, totaled $1.3 million compared to $1.7 million for 1997.

  Net Income: Net income increased by $8.6 million or 22.9% for the year ended December 31, 1998, to $46.0 million from net income of $37.4 million in 1997. Net income includes a provision for income tax expense at a combined effective rate of 38.5% for 1998 and 1997.

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

  Cost of Services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Cost of services increased $40.5 million or 22.4% for the year ended December 31, 1997, to $220.9 million from $180.4 million for the comparable period of 1996. As a percentage of revenue, cost of services decreased to 55.4% for 1997 compared to 56.8% for 1996. The decreases are partially due to the addition of call centers in new markets that had available, cost-effective quality labor. Call center additions in 1997 included Tulsa, Oklahoma; Lubbock, Texas; Mobile, Alabama and Odessa, Texas.

  Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased by $31.4 million or 35.9% to $118.9 million for the year ended December 31, 1997, from $87.5 million in 1996. As a percentage of revenue, SG&A expenses increased to 29.8% for the year ended December 31, 1997, compared to 27.6% in 1996. The increase is primarily due to the increase in depreciation expense and other costs associated with call center expansion and the amortization of goodwill recorded to account for the exchange of stock of minority shareholders in connection with the Company's initial public offering.

  Net Operating Income: Net operating income increased by $9.8 million or 19.8% to $59.1 million in 1997 from $49.3 million in 1996. As a percentage of revenue, net operating income decreased slightly to 14.8% for the year ended December 31, 1997, compared to 15.6% in 1996, due to the factors discussed above for Revenue, Cost of Services and SG&A Expenses.

  Net Other Income (Expense): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest expense from short-term and long-term borrowings under credit facilities and capital leases, and minority interest in net income. Other income (expense) for the year ended December 31, 1997, totaled $1.7 million compared to ($3.4) million for 1996. The reduction in interest expense is primarily due to the repayment of outstanding long-term debt in December 1996 and January 1997 with the proceeds of the Company's initial public offering.

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

Liquidity and Capital Resources

  The Company's primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

  The Company has a $20.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The revolving credit facility expires on June 29, 1999. Outstanding borrowings under this facility at December 31, 1998, were $2.0 million. The Company's credit facility contains certain financial and other covenants, which were met at December 31, 1998. The Company expects to renew the unsecured revolving credit facility when it expires and believes it could increase the amount of the facility, if needed.

  The Company also has a $15.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. Outstanding borrowings under this facility at December 31, 1998 were $344,000. The credit facility expires on June 29, 1999. The Company expects to renew the revolving bank line when it expires and believes it could increase the amount of the facility, if needed.

  The Company also purchased $15.2 million of furniture and telephone and computer equipment financed through notes payable to vendors and banks and capital leases over three years which are bearing interest from 4.6% to 6.2%.

  Net cash flow from operating activities was $11.9 million for the year ended December 31, 1998, compared to net cash flow from operating activities of $45.1 and $61.4 million for the years ended December 31, 1997 and 1996, respectively. The decrease was due principally to increases in accounts receivable and other current assets resulting from growth in revenue, customer deposits and holdbacks refunded and accounts payable paid, which was partially offset by higher net income and depreciation.

  Net cash flow used in investing activities was $43.5 million for the year ended December 31, 1998, compared to $49.6 million and $20.6 million, for the comparable periods of 1997 and 1996, respectively. The net cash flow used in investing activities was primarily due to investments in call centers to support the growth of the Company's business.

  Net cash flow used in financing activities was $1.3 million for the year ended December 31, 1998, compared to $10.8 million and $7.6 million, for the comparable periods of 1997 and 1996, respectively. The net cash flow used in financing activities for the year ended December 31, 1998, was due primarily to pay off $6.0 million in long-term debt obligations offset partially by $2.7 million in cash borrowings under existing lines of credit and the net change in the accounts receivable financing program. The net cash flow used in financing activities for the year ended December 31, 1997, was used primarily to pay off $17.6 million in debt and capital lease obligations offset by $6.8 million in cash received from the accounts receivable financing program. The net cash flow used in financing activities for the year ended December 31, 1996, was used primarily for distributions made to the existing stockholders to cover their tax liabilities as S Corporation stockholders and to provide a return of capital, offsetting borrowings under the Company's credit facilities, net of repayments.

  The Company also realized net proceeds of $107.7 million from the initial public offering on December 2, 1996. The Company used the net proceeds of the initial public offering as follows: (i) to repay total outstanding debt of $42.8 million comprised of (a) an aggregate of $24.7 million outstanding under its revolving credit facilities, (b) $10.9 million in term loans and (c) $7.2 million in outstanding capital leases; (ii) approximately $44.1 million to repay the remaining balance of promissory notes payable to certain stockholders of the Company, including interest created in connection with the declaration of a dividend to existing stockholders as part of the conversion of the Company to a C Corporation; and (iii) $4.8 million for capital expenditures. The balance of the net proceeds totaling $16.0 million was used for working capital and general corporate purposes.

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

Capital Expenditures

  The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $59.8 million for the year ended December 31, 1998. Capital expenditures for 1998 consisted primarily of furniture and telephone and computer equipment purchases. The Company projects its capital expenditures for 1999 to be approximately $45 million to $55 million, primarily for capacity expansion and upgrades at existing facilities and the addition of seven new call centers.

  The Company believes that the cash flow from operations, together with existing cash and cash equivalents, financing through capital or operating leases, and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or any of its subsidiaries, which are not already pledged as collateral securing existing credit facilities of the Company or any of its affiliates. The Company or any of its affiliates may be required to guarantee any existing or additional credit facilities.

Impact of Year 2000 Issue

  The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs having date-sensitive software may calculate "00" as 1900 instead of the desired 2000. This could result in system failure or miscalculations causing disruptions in operation, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  Based on hardware and software assessments, the Company is in the process of modifying or replacing portions of its information and non-information technology systems. These adaptations will prepare the Company for continued operation beyond December 31, 1999. The Company believes that the modifications to existing software and conversions to new hardware and software should mitigate the impact of the Year 2000 Issue. The Company is also in the process of validating non-information technology systems utilized to support the Company's operations. The Company is requesting compliance data from vendors and is modifying or replacing equipment if necessary. Internal testing of the non-information technology systems is being conducted where possible. However, if the modifications and the conversions are not completed, the Year 2000 Issue could subject the Company to potential liability claims from its customers and could have a material adverse impact on the operations of the Company. Contingency plans are being developed and put into place to control the impact of single point failures. A major contingency already in place is backup power capabilities within the Company's call centers. Each call center is equipped with both battery and generator power availability protecting the Company in the event of local utility company failures.

  The Company is communicating with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's current assessment is based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's system relies, will be converted on a timely basis, or that failure to convert by another company, or a conversion is incompatible with the Company's systems, would not have material adverse effect on the Company. In the event the Company is unable to initiate phone calls or receive phone calls on behalf of its clients, loss of revenue will result, the extent and materiality of which would depend on the length of the time required to restore access.

  The Company is utilizing both internal and external resources to reprogram or replace incompatible hardware and software. The Company has targeted the third quarter of 1999 to be compliant on all critical production systems and overall completion of the year 2000 project before the end of 1999. The Company has implemented a year 2000 test lab facility which is dedicated to testing systems for year 2000 compliance. The test lab is designed to replicate, as closely as possible, the Company production environments in each of the Company's divisions, allowing testing of all systems without impacting the production or normal development systems. The Company is also conducting internal system testing and, where possible, external system compatibility testing to validate operational capabilities beyond December 31, 1999.

  The total cost of the year 2000 project was estimated at $5.6 million for the Company's critical systems and is being funded through operating cash flows. Of the total projected cost, approximately

$1.9 million is attributable to the purchase of new hardware and software which is being capitalized. To date, the Company has expended $1.2 million towards the purchase of new hardware and software. The remaining $3.7 million is to cover personnel and non-capital expenses which will be expensed as incurred and is not expected to have a material effect on the results of operations. To date, the Company has expended $1.1 million of the $3.7 million to cover personnel and non-capital expense. The costs of the project and date on which the Company plans to complete the year 2000 modifications and conversions are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure of third parties on which the Company relies and similar uncertainties.

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

  The Company does not use derivative financial and commodity instruments. The Company's other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $31.0 million of long-term obligations and $35.0 million of credit facilities. At December 31, 1998, approximately $2.3 million was outstanding under these variable rate credit facilities. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's results of operations given the Company's currently existing obligations under such long-term obligations and credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is incorporated from the Company's Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of stockholders to be held on May 12, 1999. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of stockholders to be held on May 12, 1999. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of stockholders to be held on May 12, 1999. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of stockholders to be held on May 12, 1999. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

  (a) Documents filed as a part of the report:

    (1) Financial Statements:

      Reports of Independent Auditors......................................  F-1
      Consolidated balance sheets as of December 31, 1998 and 1997.........  F-2
      Consolidated statement of operations for the years ended December 31,
       1998, 1997 and 1996.................................................  F-3
      Combined statements of stockholders' equity for the years ended
       December 31, 1998, 1997 and 1996....................................  F-4
      Consolidated statements of cash flows for the years ended December
       31, 1998, 1997 and 1996.............................................  F-5
      Notes to the Consolidated Financial Statements.......................  F-6

    (2) Financial Statement Schedules:

      Report of Independent Auditors.......................................  S-1
      Schedule II (Consolidated valuation accounts for the three years ended December 31, 1998)............................................  S-2

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

  10.06  Employment Agreement between the Company and Thomas B. Barker dated
         January 1, 1996, as amended September 1, 1998 (Exhibit 10.01 to Form
         10-Q dated November 12, 1998, File No. 000-21771)

  10.07  Employment Agreement between the Company and Michael A. Micek dated
         January 1, 1996, as amended September 1, 1998 (Exhibit 10.02 to Form
         10-Q dated November 12, 1998, File No. 000-21771)

  10.08 Employment Agreement with Troy L. Eaden dated June 30, 1991, as amended October 1, 1998

  10.09  Employment Agreement the Company and John W. Erwin dated January 1,
         1996, as amended September 1, 1998 (Exhibit 10.03 to Form 10-Q dated
         November 12, 1998, File No. 000-21771)

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


 10.14 Employment Agreement between the Company and Nancee R. Berger, dated
       January 1, 1996 amended September 1, 1998 (Exhibit 10.05 to Form 10-Q dated November 12, 1998, File No. 000-21771)

 10.15 Employee Stock Purchase Plan dated July 1, 1997 (Exhibit 10.01 to Form
       10Q dated August 14, 1997, File No. 000-21771)

 10.16 Employment Agreement between the Company and Mark V. Lavin dated July 1,
       1996, as amended September 1, 1998 (Exhibit 10.04 to Form 10-Q dated
       November 12, 1998, File No. 000-21771)

 10.17 Employment Agreement between the Company and Steven M. Stangl dated
       January 1, 1996, as amended September 1, 1998 (Exhibit 10.06 to Form 10-
       Q dated November 12, 1998, File No. 000-21771)

 10.18 Employment Agreement between the Company and Michael M. Sturgeon, dated
       March 17, 1997, as amended February 22, 1999

 21.01 Subsidiaries of the Company (Exhibit 21.01 to Registration Statement
       under Form S-1 (Amendment No. 2) dated November 21,1996, File No. 333-
       13991)

 23.01 Consent of Deloitte & Touche LLP

 27.01 Financial Data Schedule for the year ended December 31, 1998

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEST TELESERVICES CORPORATION

                                                  /s/ Thomas B. Barker
                                          By: _________________________________
                                                     Thomas B. Barker
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

March 31, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

         /s/ Gary L. West              Co-Chairman of the Board     March 31, 1999
______________________________________  and Director
             Gary L. West

         /s/ Mary E. West              Vice Chair of the Board      March 31, 1999
______________________________________  and Director
             Mary E. West

        /s/ Troy L. Eaden              Co-Chairman of the Board     March 31, 1999
______________________________________  and Director
            Troy L. Eaden

       /s/ Thomas B. Barker            President and Chief          March 31, 1999
______________________________________  Executive Officer and
           Thomas B. Barker             Director (Principal
                                        Executive Officer)

       /s/ Michael A. Micek            Chief Financial Officer      March 31, 1999
______________________________________  (Principal Financial and
           Michael A. Micek             Accounting Officer)

      /s/ William E. Fisher            Director                     March 31, 1999
______________________________________
          William E. Fisher

        /s/ Greg T. Sloma              Director                     March 31, 1999
______________________________________
            Greg T. Sloma

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West TeleServices Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West TeleServices Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West TeleServices Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 5, 1999

                         WEST TELESERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands Except Per Share Amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $  6,928  $ 39,820
  Accounts receivable, net of allowance for doubtful
   accounts of $1,870 and $447.............................   98,300    64,325
  Notes receivable.........................................    3,462     7,486
  Accounts receivable--financing...........................    2,637     4,971
  Other....................................................   14,798     5,017
                                                            --------  --------
    Total current assets...................................  126,125   121,619
PROPERTY AND EQUIPMENT:
  Land and improvements....................................    5,183     4,888
  Buildings................................................   27,746    23,059
  Telephone and computer equipment.........................  124,950    97,021
  Office furniture and equipment...........................   25,982    18,730
  Leasehold improvements...................................   34,703    24,119
  Construction in process..................................    7,117     1,182
                                                            --------  --------
    Total property and equipment...........................  225,681   168,999
  Accumulated depreciation and amortization................  (81,542)  (57,289)
                                                            --------  --------
    Total property and equipment, net......................  144,139   111,710
GOODWILL, net of accumulated amortization of $3,537 and
 $1,853....................................................   46,996    48,680
NOTES RECEIVABLE AND OTHER ASSETS..........................    8,879       141
                                                            --------  --------
TOTAL ASSETS............................................... $326,139  $282,150
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable--bank...................................... $  2,000  $    --
  Notes payable--financing.................................      344       --
  Accounts payable.........................................   12,857    18,948
  Customer deposits and holdbacks..........................   13,476    22,475
  Accrued wages and benefits...............................    5,305     8,809
  Accrued phone expense....................................    9,052     7,228
  Other current liabilities................................    4,146     3,103
  Current maturities of long-term obligations..............    8,246     5,736
                                                            --------  --------
    Total current liabilities..............................   55,426    66,299
LONG-TERM OBLIGATIONS, less current maturities.............   22,706    15,950
DEFERRED INCOME TAXES......................................    5,799     3,684
COMMITMENTS AND CONTINGENCIES (Note H).....................      --        --
STOCKHOLDERS' EQUITY
  Preferred stock $0.01 par value, 10,000 shares
   authorized, no shares issued and outstanding............      --        --
  Common stock $0.01 par value, 200,000 shares authorized,
   63,330 shares issued and outstanding....................      633       633
  Additional paid-in capital...............................  157,647   157,647
  Retained earnings........................................   83,928    37,937
                                                            --------  --------
    Total stockholders' equity.............................  242,208   196,217
                                                            --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................. $326,139  $282,150
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in Thousands Except Per Share Amounts)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
REVENUE..........................................  $482,823  $398,832  $317,210
COST OF SERVICES.................................   256,494   220,858   180,380
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....   152,838   118,878    87,499
                                                   --------  --------  --------
NET OPERATING INCOME.............................    73,491    59,096    49,331
OTHER INCOME (EXPENSE):
  Interest income................................     3,762     3,240     2,490
  Interest expense--including interest expense--
   financing of $772, $320 and $1,244............    (1,627)   (1,049)   (4,124)
  Minority interest in net income of consolidated
   subsidiaries..................................       --        --     (1,359)
  Other expense, net.............................      (866)     (475)     (427)
                                                   --------  --------  --------
    Net other income (expense)...................     1,269     1,716    (3,420)
                                                   --------  --------  --------
INCOME BEFORE INCOME TAX EXPENSE.................    74,760    60,812    45,911
ACTUAL INCOME TAX EXPENSE:
  Current income tax expense.....................    27,340    22,392     1,701
  Deferred income tax expense....................     1,429     1,010     2,512
                                                   --------  --------  --------
    Actual income tax expense....................    28,769    23,402     4,213
                                                   --------  --------  --------
NET INCOME AND NET INCOME BEFORE PRO FORMA INCOME
 TAX EXPENSE.....................................    45,991    37,410    41,698
PRO FORMA INFORMATION:
  Income tax expense.............................       --        --     12,950
                                                   --------  --------  --------
  Net income.....................................  $ 45,991  $ 37,410  $ 28,748
                                                   ========  ========  ========
EARNINGS PER COMMON SHARE:
  Basic..........................................  $   0.73  $   0.59  $   0.52
                                                   ========  ========  ========
  Diluted........................................  $   0.73  $   0.59  $   0.52
                                                   ========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic common shares............................    63,330    63,330    54,891
  Dilutive impact of potential common shares from
   stock options.................................        23        16        75
                                                   --------  --------  --------
  Diluted common shares..........................    63,353    63,346    54,966
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)

                                                                      Total
                                       Common Paid-in   Retained  Stockholders'
                                       Stock  Capital   Earnings     Equity
                                       ------ --------  --------  -------------
BALANCE, January 1, 1996..............  $568  $  4,743  $ 32,918    $ 38,229
  Issuance of 6,555 shares of common
   stock, net of expense..............    65   107,658       --      107,723
  Effects of purchase accounting for
   minority interest..................   --     50,533       --       50,533
  Distributions to stockholders, net
   of $2,139 paid to minority
   shareholders.......................   --     (5,215)  (74,089)    (79,304)
  Net income..........................   --        --     41,698      41,698
                                        ----  --------  --------    --------
BALANCE, December 31, 1996............   633   157,719       527     158,879
  Stock registration costs............   --        (72)      --          (72)
  Net income..........................   --        --     37,410      37,410
                                        ----  --------  --------    --------
BALANCE, December 31, 1997............   633   157,647    37,937     196,217
  Net income..........................   --        --     45,991      45,991
                                        ----  --------  --------    --------
BALANCE, December 31, 1998............  $633  $157,647  $ 83,928    $242,208
                                        ====  ========  ========    ========


   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................  $ 45,991  $ 37,410  $ 41,698
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Depreciation and amortization................    27,284    20,635    13,551
    (Gain) loss on sale of equipment.............        58       238      (131)
    Deferred income tax expense..................     1,429     1,010     2,512
    Minority interest............................       --        --      1,359
  Changes in operating assets and liabilities:
    Accounts receivable..........................   (36,699)  (19,457)  (10,027)
    Other assets and vendor receivables..........   (11,139)     (209)     (350)
    Accounts payable.............................    (6,091)   (4,323)    1,760
    Other current liabilities and accrued
     expenses....................................      (637)    2,487     2,709
    Income tax payable...........................       706    (2,472)    1,001
    Customer deposits and holdbacks..............    (8,999)    9,813     7,322
                                                   --------  --------  --------
      Net cash flows from operating activities...    11,903    45,132    61,404
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............   (44,551)  (43,852)  (21,631)
  Proceeds from disposal of property and
   equipment.....................................     1,684       287     1,540
  Issuance of notes receivable...................    (6,990)   (7,442)   (1,550)
  Proceeds from payments of notes receivable.....     6,338     1,430     1,027
                                                   --------  --------  --------
      Net cash flows from investing activities...   (43,519)  (49,577)  (20,614)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt.................       --        --     10,320
  Payments of long-term obligations..............    (5,954)  (17,562)  (26,405)
  Net change in line of credit agreement.........     2,000       --     (6,500)
  Distribution to stockholders...................       --        --    (81,443)
  Net change in accounts receivable financing and
   notes payable financing.......................     2,678     6,834   (11,281)
  Proceeds from issuance of common stock, net of
   expense.......................................       --        --    107,723
  Payments for stock registration costs..........       --        (72)      --
                                                   --------  --------  --------
      Net cash flows from financing activities...    (1,276)  (10,800)   (7,586)
                                                   --------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........   (32,892)  (15,245)   33,204
CASH AND CASH EQUIVALENTS, Beginning of period...    39,820    55,065    21,861
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, End of period.........  $  6,928  $ 39,820  $ 55,065
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.......  $  1,627  $  1,381  $  4,696
                                                   ========  ========  ========
  Cash paid during the period for income taxes...  $ 26,366  $ 24,877  $    702
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 ACTIVITIES:
  Acquisition of property through assumption of
   long-term obligations.........................  $ 15,220  $ 16,725  $ 16,297
                                                   ========  ========  ========
  Reduction of accounts receivable through
   issuance of notes receivable..................  $  2,724  $  1,114  $     61
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Description--West TeleServices Corporation (WTSC) and its direct and indirect subsidiaries (West Telemarketing Corporation (WTC), West Interactive Corporation (WIC), West Telemarketing Corporation Outbound (WTCO), Interactive Billing Services, Inc. (IBS) and West Interactive Canada, Inc.
(WICI)) (the "Company") provide a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company is a leading provider of inbound operator services, automated voice response services and outbound direct teleservices through its call centers located throughout the United States. The Company's inbound operator services ("Inbound") consist of live operator call-processing applications such as order capture, customer service and product support. The Company's automated voice response services ("Interactive") consist of computerized call-processing applications, such as automated product information requests, pre-paid call card services and secure automated credit card activation. The Company's outbound direct teleservices ("Outbound") consist of live operator direct marketing applications, such as product sales, customer acquisition and retention campaigns. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all three of its businesses.

  The Company targets businesses in highly competitive, consumer-based industries, including telecommunications, insurance, banking, pharmaceuticals, public utilities, consumer goods and computer software services, that require large volume applications.

  Reorganization--Through the corporate reorganization completed on November 25, 1996, West TeleServices Corporation became the parent company for WTC, WTCO and WIC and indirectly for IBS and WICI. These five corporations were previously under common control and management. The corporations entered into a reorganization agreement with the Company whereby each of the stockholders of WTC, WTCO and WIC exchanged their respective capital stock for 56,775,000 shares of common stock of the Company and each of the stockholders of IBS and WICI transferred their respective capital stock to WIC for nominal consideration.

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

  Revenue Recognition--Inbound revenue is recognized at the time calls are answered by a telemarketing representative based on the number of calls and/or minutes received and processed on behalf of clients. Interactive revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Outbound revenue is recognized on an hourly rate basis at the time the telemarketing representatives place calls to consumers on behalf of its clients. The customer is obligated to pay for these services when these activities have been performed. Both Inbound and Outbound also generate revenue by providing assistance to their clients in the

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

design and programming of customized applications which are generally recognized on a hourly basis at the time the services are provided.

  Cost of Services--Cost of services includes labor, telephone and other expense directly related to teleservices activities.

  Selling, General and Administrative Expenses--Selling, general and administrative expenses consist of all expenses that support the ongoing operation of the Company. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of goodwill, allowance for doubtful accounts, sales and marketing activities, client support services and corporate management costs.

  Minority Interest--The Company accounted for the minority interest portion of the reorganization under the purchase method of accounting. The consolidated financial statements for all periods presented give effect to the reorganization referred to above. Under such reorganization, the Company recorded the 4.945% minority interest in net income of consolidated subsidiaries for the period from January 1, 1996 through November 25, 1996.

  Cash and Cash Equivalents--For purposes of the statement of cash flows, the Company considers short-term investments with maturities of three months or less at acquisition to be cash equivalents.

  Financial Instruments--Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable and long-term obligations are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to the Company for the reissuance of debt with similar terms and remaining maturities are used to estimate fair values of the notes payable and long-term obligations.

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

  Customer Deposits and Holdbacks--The Company obtains directly from the billing and collection agent, revenue generated from its Interactive customers' programs. The Company retains a specified amount of the revenue and remits the remainder to its customers. The retained amount is based upon the collection history of the customer's program success and is necessary to allow for potential adjustments which may be filed within one year of the actual transactions.

  The Company obtains security deposits from certain customers, which are refunded to the customers when the Company discontinues service to the customers' programs.

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

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

  Prior to the closing of the Company's initial public offering and simultaneous to the reorganization, the five subsidiary companies terminated their Small Business Corporation status and became subject to Federal and state income taxes. The pro forma tax provision included in the 1996 statement of operations was calculated using the asset and liability approach for financial accounting and reporting of income taxes and reflects the combined Federal and state income tax rate of the Company as if the Company had been treated as a C Corporation prior to the reorganization.

  Earnings Per Common Share--Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in the earnings of the entity.

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

  Reclassifications--Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

  Current Accounting Pronouncements--Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about the operating segments, products and services, geographic areas and major customers of the entity. As the requirements of SFAS No. 131 are only of a disclosure nature, the adoption of SFAS No. 131 did not have a material impact on the Company's financial position or results of operations. The Company operates as an independent teleservices provider offering a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company believes it has established a distinct competitive advantage in its ability to offer a full range of teleservices through its operating divisions (Inbound, Interactive and Outbound) on a fully-

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

integrated basis. Accordingly, the Company primarily evaluates performance and determines the allocation of resources on an entity-wide basis.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) which established accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 is applicable for fiscal years and quarters beginning after June 15, 1999. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the Company.

B. ACCOUNTS RECEIVABLE FINANCING PROGRAM

  The Company maintains a line of credit with three participating banks in the amount of $15,000. Outstanding borrowings totaled $344 and $-0- at December 31, 1998 and 1997, respectively. Borrowings bear interest at 1.0% below the prime rate (actual rate 6.75% at December 31, 1998) to fund customer advances. Substantially all current assets of WIC are pledged as collateral on the line of credit which expires June 29, 1999. The Company had advances to Interactive customers through their accounts receivable financing programs aggregating $2,637 and $4,971 at December 31, 1998 and 1997, respectively. Under terms of the programs, advances are collateralized by the customer's accounts receivable from unrelated national billing services. The Company charges interest at the prime rate plus 3.0% (actual rate 10.75% at December 31, 1998).

C. LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

  The Company has a $20,000 unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0% (actual rate 6.75% at December 31, 1998). The revolving credit facility expires on June 29, 1999. Outstanding borrowings under the revolving credit facility totaled $2,000 and $-0- at December 31, 1998 and 1997, respectively. The Company's credit facility contains certain financial and other covenants which contain current ratio and tangible net worth requirements and limitations on indebtedness, among others. The financial covenants were met at December 31, 1998.

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

  Long-term obligations consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Mortgage note payable to bank, due in monthly installments of $102 including interest at 7.625% with a balloon
    payment at maturity at February 1, 2003...................  $12,271 $13,000
   Notes payable to vendor, due in monthly installments of
    $110 including interest at 3.9% maturing from March 30,
    2000 to March 1, 2001.....................................    2,000   3,151
   Notes payable to bank, due in monthly installments of $176
    including interest at 6.2% maturing October 28, 2001......    5,758     --
   Notes payable to vendor, due in monthly installments of $75 including interest at 5.4% maturing from November 1, 2001
    to January 1, 2002........................................    2,412     --
   Capital lease obligations (See Note D).....................    8,511   5,535
                                                                ------- -------
                                                                 30,952  21,686
   Less current maturities:
     Debt.....................................................    4,305   1,880
     Capital lease obligations (See Note D)...................    3,941   3,856
                                                                ------- -------
   Current maturities of long-term obligations................    8,246   5,736
                                                                ------- -------
   Long-term obligations......................................  $22,706 $15,950
                                                                ======= =======

  Substantially all assets of the Company and its direct and indirect subsidiaries are pledged as collateral on their debt. The agreements contain restrictive covenants which, among other things, require the maintenance of certain ratios and minimum tangible net worth, as defined in the agreements.

  Scheduled maturities on long-term debt excluding capital lease obligations described in Note D, are as follows:

           1999...................................... $ 4,305
           2000......................................   3,740
           2001......................................   3,079
           2002......................................     370
           2003......................................  10,947

D. LEASES

  The Company leases certain land, buildings and equipment under operating and capital leases which expire at varying dates through September 2007. Rent expense on operating leases was $4,190, $2,666 and $2,158 for the years ended December 31, 1998, 1997 and 1996, respectively, exclusive of related party lease expense as discussed in Note E. On all real estate leases, the Company pays real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to five-years. All of the capital leases call for transfer of ownership or contain bargain purchase options at the end of the lease term.

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

Amortization of assets purchased through capital lease agreements is included in depreciation expense.

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Assets under capital leases consist of:
     Telephone and computer equipment......................... $17,012  $ 9,452
     Office furniture and equipment...........................   4,097      990
     Lease/building improvements..............................     633      --
                                                               -------  -------
       Total cost.............................................  21,742   10,442
   Accumulated depreciation...................................  (5,463)  (3,454)
                                                               -------  -------
   Net book value............................................. $16,279  $ 6,988
                                                               =======  =======

  Future minimum payments under non-cancellable operating and capital leases with initial or remaining terms of one year or more, minimum future lease payments and present value of the net minimum lease payments are as presented below exclusive of related party leases as discussed in Note E:

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
   Year Ending December 31,
     1999.....................................................  $ 5,839  $4,357
     2000.....................................................    5,241   2,559
     2001.....................................................    4,310   2,304
     2002.....................................................    3,682     --
     2003.....................................................    2,822     --
     2004 and thereafter......................................    5,018     --
                                                                -------  ------
   Total minimum obligations..................................  $26,912   9,220
                                                                =======
   Less interest at 4.6% to 9.3%..............................              709
                                                                         ------
   Present value of net minimum lease payments................            8,511
   Less current portion.......................................            3,941
                                                                         ------
                                                                         $4,570
                                                                         ======

E. RELATED PARTY TRANSACTIONS

  The Company leases certain office space owned by a partnership whose partners are majority stockholders of the Company. The lease expires August 31, 2004, and is accounted for as an operating lease. Required lease payments are as follows:

   Year Ending December 31,
     1999................................................................ $  820
     2000................................................................    869
     2001................................................................    921
     2002................................................................    976
     2003................................................................  1,035
     2004................................................................    717

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

  Lease expense was $773, $730 and $691 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Total interest expense paid to related parties in connection with notes payable was $-0-, $-0- and $269 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

  Components of the actual income tax expense are as follows:

                                                              Year Ended
                                                              December 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------- ------- ------
   Current income tax expense:
     Federal............................................ $24,450 $20,417 $1,079
     State..............................................   2,890   1,975    622
                                                         ------- ------- ------
                                                          27,340  22,392  1,701
                                                         ------- ------- ------
   Deferred income tax expense:
     Federal............................................   1,088     966  2,446
     State..............................................     341      44     66
                                                         ------- ------- ------
                                                           1,429   1,010  2,512
                                                         ------- ------- ------
                                                         $28,769 $23,402 $4,213
                                                         ======= ======= ======

  A reconciliation of income tax computed at statutory tax rates compared to actual and proforma income tax rates is as follows:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
   Statutory rate.......................................... 35.00% 35.00% 35.00%
   State income tax effect.................................  2.33   1.56   1.05
   Other...................................................  1.15   1.92   0.26
                                                            -----  -----  -----
                                                            38.48% 38.48% 36.31%
                                                            =====  =====  =====

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

  Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities are as follows:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Deferred tax assets:
     Allowance for doubtful accounts............................. $  720 $  162
   Deferred tax liabilities:
     Depreciation................................................  5,799  3,684
                                                                  ------ ------
   Net deferred tax liability.................................... $5,079 $3,522
                                                                  ====== ======

G. EMPLOYEE BENEFITS AND INCENTIVE PLANS

  The Company has a 401(k) plan which covers substantially all employees. Under the plan, the Company will match 50% of employee contributions up to 7% of their gross salary. The Company matching contributions are 100% vested after the employee has attained five years of service. Total contributions under the plan were $1,208, $816 and $589 for the years ended December 31, 1998, 1997 and 1996, respectively.

  During September 1996, the Company adopted the 1996 Stock Incentive Plan (the Plan). The Plan authorized granting to officers and directors the right to purchase shares of Common Stock of the Company (Common Shares) at the fair market value determined on the date of grant. Options generally vest over a three to seven year period and expire ten years after grant date. Options to purchase a maximum of 9,499,500 Common Shares may be granted under the Plan. There were options for 3,601,000 Common Shares issued during November 1996 under such Plan.

  During May 1997, the Company amended the options granted during November 1996. The options to purchase the 3,601,000 Common Shares at $18.00 were surrendered by option holders in June of 1997 and new options to purchase 4,707,400 Common Shares at $15.625 were issued. Ten percent of the options granted to employees vest on the first and second anniversaries of the grant date. An additional fifteen percent of the options granted to employees vest on each of the third, fourth, fifth and sixth anniversaries of the grant date. The final twenty percent of the options granted to employees vest on the seventh anniversary of the grant date. All options expire ten years after the date of the grant.

  During December 1998, the Company amended all outstanding options granted. The options to purchase the Common Shares at $15.625 were surrendered by option holders in December of 1998 and replacement options of 5,185,700 Common Shares with an exercise price of $9.6875 were issued including replacement options of 44,000 Common Shares held by non-employee directors. All replacement options retain their original vesting schedules but are subject to a 382 day period in which exercises are prohibited. During December 1998, additional options to purchase 1,810,000 Common Shares at $9.6875 were issued. Twenty-five percent of the additional options vest on the first, second, third and fourth anniversaries of January 1, 1999. All options expire ten years after the date of the grant. No options were exercisable at December 31, 1998, 1997 and 1996.

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

  The following table presents the activity of the stock options for each of the fiscal years ended December 31, 1998, 1997 and 1996 and the stock options outstanding at the end of the respective fiscal years.

                                        Stock Option Weighted Average Aggregate
                                           Shares     Exercise Price   Amount
                                        ------------ ---------------- ---------
   Outstanding at January 1, 1996......         --       $    --      $    --
                                         ----------      --------     --------
     Granted...........................   3,601,000       18.0000       64,818
                                         ----------      --------     --------
   Outstanding at December 31, 1996....   3,601,000       18.0000       64,818
                                         ----------      --------     --------
     Surrendered and replaced by plan
      amendment........................  (3,601,000)      18.0000      (64,818)
     Granted...........................   4,735,400       15.6375       74,050
     Canceled..........................    (177,100)      15.6250       (2,767)
                                         ----------      --------     --------
   Outstanding at December 31, 1997....   4,558,300       15.6381       71,283
                                         ----------      --------     --------
     Granted...........................   7,760,800       10.2726       79,724
     Surrendered and replaced by plan
      amendment........................  (5,185,700)      15.6361      (81,084)
     Canceled..........................    (137,700)      15.6250       (2,152)
                                         ----------      --------     --------
   Outstanding at December 31, 1998....   6,995,700      $ 9.6875     $ 67,771
                                         ==========      ========     ========
   Shares available for future grants
    at December 31, 1998...............   2,503,800
                                         ==========

  The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                                       Weighted
                                                        Average                  Weighted
                          Stock Option                 Remaining                 Average
        Exercise             Shares                   Contractual                Exercise
         Price            Outstanding                Life in Years                Price
        --------          ------------               -------------               --------
        $9.6875            6,995,700                     9.95                    $9.6875

  During May 1997, the Company and its stockholders, adopted the 1997 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings to be made during the five year period commencing July 1, 1997. Each employee participating in any offering is granted an option to purchase as many full or fractional Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from the Company during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low Nasdaq National Market quoted market price ($12 5/32 at July 1, 1998). On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Stock Purchase Plan. The maximum number of Common Shares available for sale under the Stock Purchase Plan is 2,000,000 shares. No options were exercisable at December 31, 1998 and 1997.

  The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the years ended December 31, 1998, 1997 and 1996.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation; 1998, 1997 and 1996 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        Year ended December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
   Net Income:
     As reported....................................... $45,991 $37,410 $28,748
     Pro forma......................................... $39,885 $31,751 $28,444
   Earnings per common share:
     Basic as reported................................. $  0.73 $  0.59 $  0.52
     Diluted as reported............................... $  0.73 $  0.59 $  0.52
     Pro forma basic................................... $  0.63 $  0.50 $  0.52
     Pro forma diluted................................. $  0.63 $  0.50 $  0.52

  The weighted average fair value per share of options granted in 1998, 1997, and 1996 was $3.45, $7.65 and $5.99, respectively. The fair value for options granted under the above described plans were estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

                                                               1998  1997  1996
                                                               ----  ----  ----
   Risk-free interest rate....................................  4.7%  6.5%  6.5%
   Dividend yield.............................................  0.0%  0.0%  0.0%
   Expected volatility........................................ 55.0% 45.0% 40.0%
   Expected life (years)......................................  4.1   5.4   5.5

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

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

  West Interactive Corporation is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, on September 12, 1991. This case is currently captioned Lamar Andrews, et al., Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The seven named plaintiffs allege that they paid for one or more "900" number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or other prizes, gifts or information on unclaimed funds. West Interactive Corporation provided interactive voice processing and other services to one or more customers which conducted some of the programs at issue in the litigation. The billing and collection services were provided through AT&T and US Sprint Communication Company Limited Partnership. The plaintiffs' second amended complaint alleges that the programs at issue involved, among other things, acts of unlawful gambling and the collection of illegal gambling debts, mail fraud and wire fraud in violation of the Racketeering Influenced and Corrupt Organizations Act (RICO), the Communications Act of 1934, the federal common law of communications, the Georgia RICO statute, and other state and federal laws. AT&T has asserted a cross-claim against West Interactive Corporation seeking contractual and common law indemnity and contribution. The action seeks recovery of treble damages, punitive damages, costs and attorneys' fees. On October 2, 1998, the court heard argument on cross-motions for summary judgment by all parties. Those motions remain pending.

  West Interactive Corporation, and Troy Eaden and Gary West, Co-Chairmen of the Board and directors of the Company, are named as defendants in a case filed on August 19, 1997, which is pending in the United States District Court for the Southern District of Georgia. The case is captioned Janie Gilchrist, individually and on behalf of a class of all other persons similarly situated,
v. Direct American Marketers, Inc., Anthony Brown, Integretel, Inc., Troy Eaden, Gary West, West Interactive Corporation and Bellsouth Corporation, File No. CV197-233. Plaintiff alleges claims under the Georgia Racketeer Influenced and Corrupt Organizations Act in connection with certain "900" number sweepstakes programs that were promoted by Direct American Marketers, Inc. West Interactive Corporation provided interactive voice processing and other services with regard to some of the programs. Plaintiff seeks to recover treble damages and punitive damages, together with expenses, attorney's fees and injunctive relief. The plaintiff filed a motion for class certification on November 17, 1997. The court has not ruled on that motion, and no class has been certified.

  West Telemarketing Corporation Outbound is a defendant in a case filed on July 28, 1997, entitled Schurman, Bowers, et al., individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina at Civil Action No. 4:97-2635-12. West Telemarketing Corporation Outbound is also named as a defendant in a Fourth Amended Complaint filed on October 26, 1998, in the case of Chris Bone, et al., individually and as class representatives, vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of Southern States, Inc.; and West Telemarketing Outbound Corporation, which is also pending in United States District Court for the District of South Carolina, at Civil Action No. 4:96-3527-22. Plaintiffs in both cases allege claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers by AT&T of rate programs and long distance services which were allegedly either unavailable or not provided to plaintiffs. West Telemarketing Corporation Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of its programs and services. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

and injunctive relief. No class has been certified in either case. The federal judge to whom both cases are assigned has consolidated the cases and referred all issues in both cases to the Federal Communications Commission (FCC). The judge also stayed both cases pending the outcome of the FCC referral.

  Richard Carney, et al. v. West TeleServices, Inc., West Telemarketing Corporation, West Telemarketing Corporation Outbound, West Telemarketing Insurance Agency, Inc., Hal Morris, Matt Mazzarella and John Erwin (Cause No. 97-CI-15780) was filed on October 31, 1997, in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of West TeleServices Corporation, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft.

I. SIGNIFICANT CUSTOMERS AND SERVICE LINES

  For the years ended December 31, 1998, through December 31, 1996, the Company had 41 to 50 major customers who accounted for approximately 80% of total revenues. The Company had one customer who accounted for 33% of total revenue for the year ended December 31, 1998, two customers who accounted for 25% and 12% of total revenue for the year ended December 31, 1997, and 18% and 12% for the year ended December 31,1996.

  The following is revenue by service lines for years ending December 31, 1998, 1997 and 1996:

                                                         For the Year Ending
                                                             December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
   Inbound........................................... $186,454 $130,469 $ 92,875
   Interactive.......................................  122,601  138,874  134,017
   Outbound..........................................  173,768  129,489   90,318
                                                      -------- -------- --------
     Total revenue................................... $482,823 $398,832 $317,210
                                                      ======== ======== ========

                         WEST TELESERVICES CORPORATION

                  Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands Except Per Share Amounts)

J. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is the summary of the quarterly results of operations for the two years ended December 31:

                                            Three Months Ended
                               --------------------------------------------
                               March 31,   June 30, September 30, December 31,
                                 1998        1998       1998          1998
                               --------    --------   --------      --------
   Revenue...................  $116,075    $118,004   $123,294      $125,450
   Net operating income......    19,985      17,570     18,013        17,923
   Net income before income
    taxes....................    20,223      17,916     18,438        18,183
   Net income................    12,412      11,016     11,355        11,208
   Earnings per common share:
     Basic...................  $   0.20    $   0.17   $   0.18      $   0.18
     Diluted.................  $   0.20    $   0.17   $   0.18      $   0.18

                                            Three Months Ended
                               ---------------------------------------------
                               March 31, June 30, September 30, December 31,
                                 1997      1997       1997          1997
                               -------- -------- ------------- ------------
   Revenue...................  $ 95,646 $ 98,380   $100,493      $104,313
   Net operating income......    18,153   13,843     14,301        12,799
   Net income before income
    taxes....................    18,522   14,222     14,550        13,518
   Net income................    11,312    8,679      8,946         8,473
   Earnings per common share:
     Basic...................  $   0.18 $   0.14   $   0.14      $   0.13
     Diluted.................  $   0.18 $   0.14   $   0.14      $   0.13

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West TeleServices Corporation

We have audited the consolidated financial statements of West TeleServices Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 5, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of West TeleServices Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

/S/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 5, 1999

                                                                    SCHEDULE II

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS
                      Three Years Ended December 31, 1998
                            (Amounts in Thousands)

                                             Additions-
                                    Balance  Charged to Deductions-
                                   Beginning  Cost and    Amounts     Balance
           Description              of Year   Expenses  Charged-Off End of Year
           -----------             --------- ---------- ----------- -----------
December 31, 1998--Allowance for
 doubtful accounts................  $  447     $3,484     $2,061      $1,870
                                    ------     ------     ------      ------
December 31, 1997--Allowance for
 doubtful accounts................  $  244     $1,027     $  824      $  447
                                    ------     ------     ------      ------
December 31, 1996--Allowance for
 doubtful accounts................  $1,557     $1,279     $2,592      $  244
                                    ------     ------     ------      ------

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

                                                                     Sequential
 Exhibit                                                                Page
 Number                         Description                            Number
 -------                        -----------                          ----------
   3.01  Restated Certificate of Incorporation of the Company
         (Exhibit 3.01 to Registration Statement under Form S-1
         (Amendment No. 2) dated November 21, 1996, File No. 333-
         13991)                                                           *
   3.02  Restated Bylaws of the Company (Exhibit 3.02 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)                     *
  10.01  Form of Registration Rights Agreement (Exhibit 10.01 to
         Registration Statement under Form S-1 (Amendment No. 1)
         dated November 12, 1996, File No. 333-13991)                     *
  10.02  Bill of Sale & Assignment, dated October 30, 1996, from
         West Telemarketing Corp. to Troy L. Eaden (Exhibit 10.02
         to Registration Statement under Form S-1 (Amendment No.
         1) dated November 12, 1996, File No. 333-13991)                  *
  10.03  Purchase Agreement, dated March 14, 1996, between West
         Telemarketing Corporation and Executive Jet Sales, Inc.
         (Exhibit 10.03 to Registration Statement under Form S-1
         (Amendment No. 1) dated November 12, 1996, File No. 333-
         13991)                                                           *
  10.04  1996 Stock Incentive Plan (Exhibit 10.04 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November
         12, 1996, File No. 333-13991)                                    *
  10.05  Agreement and Plan of Reorganization (Exhibit 10.05 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)                     *
  10.06  Employment Agreement between the Company and Thomas B.
         Barker dated January 1, 1996, as amended September 1,
         1998 (Exhibit 10.01 to Form 10-Q dated November 12, 1998,
         File No. 000-21771)                                              *
  10.07  Employment Agreement between the Company and Michael A.
         Micek dated January 1, 1996, as amended September 1, 1998
         (Exhibit 10.02 to Form 10-Q dated November 12, 1998, File
         No. 000-21771)                                                   *
  10.08  Employment Agreement with Troy L. Eaden dated June 30,
         1991, as amended October 1, 1998                                **
  10.09  Employment Agreement between the Company and John W.
         Erwin dated January 1, 1996, as amended September 1, 1998
         (Exhibit 10.03 to Form 10-Q dated November 12, 1998, File
         No. 000-21771)                                                   *
  10.10  Stock Redemption Agreement, dated April 9, 1996, by and among John W. Erwin, Gary L. West, Mary E. West and Troy
         L. Eaden (Exhibit 10.11 to Registration Statement under
         Form S-1 (Amendment No. 1) dated November 12, 1996, File
         No. 333-13991)                                                   *
  10.11  Assignment and Assumption Agreement, dated as of November
         12, 1996, by and among Gary L. West, Mary E. West, Troy
         L. Eaden and the Company (Exhibit 10.12 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November
         21, 1996, File No. 333-13991)                                    *
  10.12  Personnel Company Subscription Service Agreement, dated as of November 12, 1996, between West Telemarketing
         Insurance Agency, Inc. and West Telemarketing Corporation
         Outbound (Exhibit 10.13 to Registration Statement under
         Form S-1 (Amendment No. 2) dated November 21, 1996, File
         No. 333-13991)                                                   *
  10.13  Lease, dated September 1, 1994, by and between West
         Telemarketing Corporation and 99-Maple Partnership
         (Exhibit 10.14 to Registration Statement under Form S-1
         (Amendment No. 1) dated November 12, 1996, File No. 333-
         13991)                                                           *
  10.14  Employment Agreement between the Company and Nancee R.
         Berger, dated January 1, 1996 amended September 1, 1998
         (Exhibit 10.05 to Form 10-Q dated November 12, 1998, File
         No. 000-21771)                                                   *
  10.15  Employee Stock Purchase Plan dated July 1, 1997 (Exhibit
         10.01 to Form 10-Q dated August 14, 1997, File No. 000-
         21771)                                                           *
  10.16  Employment Agreement between the Company and Mark V.
         Lavin dated July 1, 1996, as amended September 1, 1998
         (Exhibit 10.04 to Form 10-Q dated November 12, 1998, File
         No. 000-21771)                                                   *

                                                                    Sequential
 Exhibit                                                               Page
 Number                         Description                           Number
 -------                        -----------                         ----------
  10.17  Employment Agreement between the Company and Steven M.
         Stangl dated January 1, 1996, as amended September 1,
         1998 (Exhibit 10.06 to Form 10Q dated November 12, 1998,
         File No. 000-21771)                                             *
  10.18  Employment Agreement between the Company and Michael M.
         Sturgeon, dated March 17, 1997, as amended February 22,
         1999                                                           **
  21.01  Subsidiaries of the Company (Exhibit 21.01 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21,1996, File No. 333-13991)                     *
  23.01  Consent of Deloitte & Touche LLP                               **
  27.01  Financial Data Schedule for the year ended December 31,
         1998                                                           **

-------
*Indicates that the page number for such item is not applicable.
**Filed herewith