Form 10-Q
period 1999-03-31
WEST TELESERVICES CORP
filed 1999-05-14
CIK 1024657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                        Commission File Number 000-21771

                         West TeleServices Corporation
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        47-0777362
(State or other jurisdiction                   (IRS Employer Identification No.)
      of incorporation
      or organization)

11808 Miracle Hills Drive, Omaha, Nebraska                              68154
(Address of principal executive offices)                              (Zip Code)


      Registrant's telephone number, including area code: (402) 963-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No __

At May 7, 1999, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                     INDEX

                                                                           Page No.
PART I.  FINANCIAL INFORMATION..................................................  3
  Item 1.  Financial Statements
           Consolidated Balance Sheets - March 31, 1999 and December 31, 1998...  3
           Consolidated Statements of Operations -
             Three Months Ended March 31, 1999 and 1998.........................  4
           Consolidated Statements of Cash Flows - Three Months Ended
             March 31, 1999 and 1998............................................  5
           Notes to Consolidated Financial Statements...........................  6
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..........................................  8
  Item 3.  Quantitative and Qualitative Disclosure About Market Risk............ 11


PART II.  OTHER INFORMATION..................................................... 12
  Item 1.  Legal Proceedings.................................................... 12
  Item 5.  Other Information.................................................... 13
  Item 6.  Exhibits and Reports on Form 8-K..................................... 13

SIGNATURES...................................................................... 14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
                         WEST TELESERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                         March 31,       December 31,
                                                                                           1999             1998
                                                                                         ---------       -----------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                              $  15,836          $   6,928
  Accounts receivable, net of allowance for doubtful accounts of $2,533 and $1,870         106,730             98,300
  Notes receivable                                                                           4,412              3,462
  Accounts receivable - financing                                                            3,546              2,637
  Other                                                                                     18,445             14,798
                                                                                         ---------          ---------
    Total current assets                                                                   148,969            126,125
PROPERTY AND EQUIPMENT:
  Land and improvements                                                                      5,274              5,183
  Buildings                                                                                 28,010             27,746
  Telephone and computer equipment                                                         139,795            124,950
  Office furniture and equipment                                                            30,386             25,982
  Leasehold improvements                                                                    38,755             34,703
  Construction in progress                                                                   3,025              7,117
                                                                                         ---------          ---------
    Total property and equipment                                                           245,245            225,681
  Accumulated depreciation and amortization                                                (86,833)           (81,542)
                                                                                         ---------          ---------
    Total property and equipment, net                                                      158,412            144,139
GOODWILL, net of accumulated amortization of $3,959 and $3,537                              46,574             46,996
NOTES RECEIVABLE AND OTHER ASSETS                                                            8,828              8,879
                                                                                         ---------          ---------
TOTAL ASSETS                                                                             $ 362,783          $ 326,139
                                                                                         =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable - bank                                                                   $   3,000          $   2,000
  Notes payable - financing                                                                    240                344
  Accounts payable                                                                          15,633             12,857
  Customer deposits and holdbacks                                                           15,644             13,476
  Accrued wages and benefits                                                                 9,536              5,305
  Accrued phone expense                                                                      7,076              9,052
  Other current liabilities                                                                  4,641              4,146
  Current maturities of long-term obligations                                               10,331              8,246
  Income tax payable                                                                         8,241                -
                                                                                         ---------          ---------
    Total current liabilities                                                               74,342             55,426
LONG TERM OBLIGATIONS, less current maturities                                              26,789             22,706
DEFERRED INCOME TAXES                                                                        5,535              5,799
COMMITMENTS AND CONTINGENCIES (Note 2)                                                         -                  -
STOCKHOLDERS' EQUITY
  Preferred stock $0.01 par value, 10,000 shares authorized,
    no shares issued and outstanding                                                           -                  -
  Common stock $0.01 par value, 200,000 shares authorized,
    63,330 shares issued and outstanding                                                       633                633
  Additional paid-in capital                                                               157,647            157,647
  Retained earnings                                                                         97,837             83,928
                                                                                         ---------          ---------
    Total stockholders' equity                                                             256,117            242,208
                                                                                         ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 362,783          $ 326,139
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

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   1999            1998
                                                ---------       ---------
REVENUE                                         $ 137,992       $ 116,075
COST OF SERVICES                                   71,729          62,734
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       44,461          33,356
                                                ---------       ---------
NET OPERATING INCOME                               21,802          19,985

OTHER INCOME (EXPENSE):
  Interest income                                   1,048             770
  Interest expense - including interest
   expense - financing of $172 and $154              (779)           (278)
  Other income (expense), net                         109            (254)
                                                ---------       ---------
    Net other income                                  378             238
                                                ---------       ---------
NET INCOME BEFORE INCOME TAX EXPENSE               22,180          20,223

INCOME TAX EXPENSE:
  Current income tax expense                        8,790           7,722
  Deferred income tax expense (benefit)              (519)             89
                                                ---------       ---------
    Total income tax expense                        8,271           7,811
                                                ---------       ---------
NET INCOME                                      $  13,909       $  12,412
                                                =========       =========
EARNINGS PER COMMON SHARE:
  Basic                                         $    0.22       $    0.20
                                                =========       =========
  Diluted                                       $    0.22       $    0.20
                                                =========       =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic common shares                              63,330          63,330
  Dilutive impact of potential common shares
   from stock options                                 459               -
                                                ---------       ---------
  Diluted common shares                            63,789          63,330
                                                =========       =========

  The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                            ------------------
                                                                              1999      1998
                                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $13,909    $12,412
  Adjustments to reconcile net income to net cash flows
  from operating activities:
    Depreciation and amortization                                             8,342      6,175
    (Gain) loss on sale of equipment                                             14         (2)
    Deferred income tax expense (benefit)                                      (519)        89
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (8,430)   (18,121)
    Other assets and vendor receivables                                      (3,560)    (4,266)
    Accounts payable                                                          2,776      3,684
    Other liabilities and accrued expenses                                    2,750       (236)
    Customer deposits and holdbacks                                           2,168      1,593
    Income tax payable                                                        8,438      7,612
                                                                           ---------  ---------
      Net cash flows from operating activities                               25,888      8,940
                                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                     (13,005)   (15,905)
    Proceeds from disposal of property and equipment                             55         32
    Issuance of notes receivable                                             (2,153)    (1,949)
    Proceeds from payments of notes receivable                                1,225        524
                                                                           ---------  ---------
      Net cash flows from investing activities                              (13,878)   (17,298)
                                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                        (3,089)    (1,694)
    Net change in line of credit agreement                                    1,000        -
    Net change in accounts receivable financing and notes payable financing  (1,013)       460
                                                                           ----------  --------
      Net cash flows from financing activities                               (3,102)    (1,234)
                                                                           ----------  --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       8,908     (9,592)
CASH AND CASH EQUIVALENTS, Beginning of period                                6,928     39,820
                                                                           ---------  ---------
CASH AND CASH EQUIVALENTS, End of period                                   $ 15,836   $ 30,228
                                                                           =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                $    781   $    278
                                                                           =========  =========
   Cash paid during the period for income taxes                            $    274   $    116
                                                                           =========  =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Reduction of accounts receivable through issuance of notes receivable   $     -    $    715
                                                                           =========  =========
   Acquisition of property through assumption of long-term obligations     $  9,257   $     -
                                                                           =========  =========

  The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF CONSOLIDATION AND PRESENTATION

   West TeleServices Corporation and its direct and indirect subsidiaries (the "Company") provide a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company is a leading provider in each of inbound operator services, automated voice response services and outbound direct teleservices through its call centers throughout the United States. The Company's inbound operator services consist of live operator call-processing applications such as order capture, customer service and product support. The Company's automated voice response services consist of computerized call-processing applications such as automated product information requests, pre-paid calling card services and secure automated credit card activation. The Company's outbound direct teleservices consist of live operator direct marketing applications such as product sales and customer acquisition and retention campaigns. All significant intercompany balances and transactions have been eliminated.

   The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1998.

   Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.   COMMITMENTS AND CONTINGENCIES

   From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 1998, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

   West Interactive Corporation, a wholly owed subsidiary of the Company, is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, on September 12, 1991. This case is currently captioned Lamar Andrews, et al., Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The seven named plaintiffs allege that they paid for one or more "900" number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or other prizes,
gifts or information on unclaimed funds.   West Interactive Corporation provided
interactive voice processing and other services to one or more customers which conducted some of the programs at issue in the litigation. The billing and collection services were provided through AT&T and US Sprint Communication Company Limited Partnership. The plaintiffs' second amended complaint alleges that the programs at issue involved, among other things, acts of unlawful gambling and the collection of illegal gambling debts, mail fraud and wire fraud in violation of the Racketeering Influenced and Corrupt Organizations Act ("RICO"), the Communications Act of 1934, the federal common law of communications, the Georgia RICO statute, and other state and federal laws.
AT&T has asserted a cross-claim against West Interactive Corporation seeking contractual and common law indemnity and contribution. The action seeks recovery of treble damages, punitive damages, costs and attorneys' fees. On October 2, 1998, the court heard argument on cross-motions for summary judgment by all parties. On March 30, 1999, the district court entered an order dismissing the plaintiffs' mail and wire fraud claims under RICO, as well as its claims under the

Georgia RICO statute. The court also held that some of the "900" number programs conducted by the customers of West Interactive Corporation violated the gambling laws of Nebraska and Georgia and directed that the remaining issues of the case proceed to trial on the plaintiffs' claims under RICO based on the alleged collection of illegal gambling debts.

   West Interactive Corporation, and Troy Eaden and Gary West, Co-Chairmen of the Board and directors of the Company, are named as defendants in a case filed on August 19, 1997, which is pending in the United States District Court for the Southern District of Georgia. The case is captioned Janie Gilchrist, individually and on behalf of a class of all other persons similarly situated,
v. Direct American Marketers, Inc., Anthony Brown, Integretel, Inc., Troy Eaden, Gary West, West Interactive Corporation and Bellsouth Corporation, File No. CV197-233. Plaintiff alleges claims under the Georgia RICO statute in connection with certain "900" number sweepstakes programs that were promoted by Direct American Marketers, Inc. West Interactive Corporation provided interactive voice processing and other services with regard to some of the programs. Plaintiff seeks to recover treble damages and punitive damages, together with expenses, attorney's fees and injunctive relief. The plaintiff filed a motion for class certification on November 17, 1997. On April 9, 1999, the court entered an order denying plaintiff's motion for class certification.

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

Results of Operations

Comparison of the Three Months Ended March 31, 1999 and 1998

     Revenue:   For the three months ended March 31, 1999, revenue increased
$21.9 million, or 18.9%, to $138.0 million up from $116.1 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, revenue from inbound operator teleservices increased approximately $12.9 million to $58.9 million. Revenue from interactive teleservices decreased approximately $2.7 million to $29.2 million. Revenue from outbound direct teleservices increased approximately $11.7 million to $49.9 million. The increases in inbound operator teleservices and outbound direct teleservices are primarily the result of servicing the growing needs of the Company's existing clients. The decrease in interactive teleservices is a result of the reduction in 900 pay-per-call volume due to a shift in the emphasis by the Company's clients to 800 interactive programs and pre-paid calling card services in the three months ended March 31, 1999, compared to the comparable period of 1998.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $9.0 million, or 14.3%, in the first quarter of 1999 to $71.7 million, up from $62.7 million for the comparable period of 1998. As a percentage of revenue, cost of services decreased to 52.0% for the first quarter of 1999 compared to 54.1% for the comparable period in 1998. The decrease in cost of services as a percentage of revenue can be attributed to the Company's ability to continue to hire cost effective quality labor as it enters new markets through the addition of call centers, lower telecommunication costs due to lower service rates negotiated with AT&T Corp. ("AT&T") and the change in the service mix from interactive teleservices to outbound direct and inbound operator teleservices divisions. Outbound direct and inbound operator teleservices traditionally have lower direct costs as a percentage of revenue.

     Selling, general and administrative ("SG&A") expenses: SG&A expenses increased by $11.1 million, or 33.3%, to $44.5 million for the first quarter of 1999 up from $33.4 million for the comparable period of 1998. As a percentage of revenue, SG&A expenses increased to 32.2% for the first quarter of 1999 compared to 28.7% for the comparable period of 1998. The increase can be attributed to increased depreciation expense and other costs associated with call center expansion and the change in the service mix from interactive teleservices to outbound direct and inbound operator teleservices divisions. Outbound direct and inbound operator teleservices traditionally have higher SG&A expenses as a percentage of revenue.

     Net operating income: Net operating income increased by $1.8 million, or 9.1%, to $21.8 million in the first quarter of 1999 up from $20.0 million in the first quarter of 1998. As a percentage of revenue, net operating income decreased to 15.8% for the first quarter of 1999 compared to 17.2% for the corresponding period of 1998 due to the factors discussed above for Revenue, Cost of Services and SG&A expenses.

     Net other income: Net other income includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities, a mortgage note and capital leases. Other income for the first quarter of 1999 totaled $378,000 compared to $238,000 for the first quarter of 1998.

     Net income: Net income increased by $1.5 million, or 12.1%, for the first quarter of 1999, to $13.9 million from net income of $12.4 million for the first quarter of 1998. Net income includes a provision for income tax expense at an effective rate of approximately 37.3% for the three months ended March 31, 1999, and approximately 38.6% for the comparable periods of 1998.

Liquidity and Capital Resources

  The Company's primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

  The Company has a $20.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The revolving credit facility expires on June 29, 1999. There was $3.0 million outstanding under this facility at March 31, 1999. The Company's credit facility contains certain financial covenants and restrictions, which were met at March 31, 1999. The Company expects to renew the unsecured revolving credit facility when it expires and believes it could increase the amount of the facility, if needed.

  The Company also has a $15.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. There was $240,000 outstanding under this facility at March 31, 1999. The credit facility expires on June 29, 1999. The Company expects to renew the revolving bank line when it expires and believes it could increase the amount of the facility, if needed.

  Net cash flow from operating activities increased $17.0 million, or 191.0%, to $25.9 million for the three months ended March 31, 1999, compared to a net cash flow from operating activities of $8.9 million for the three months ended March 31, 1998. The increase was due principally to collection of trade accounts receivable, increased accrued expenses and other liabilities, higher net income and higher depreciation and amortization.

  Net cash flow used in investing activities was $13.9 million for the three months ended March 31, 1999, compared to $17.3 million for the comparable period of 1998. The decrease was primarily due to lower decreased cash investments in call center expansion in the three months ended March 31, 1999. The Company invested $9.3 million in call center expansion to support the growth of the Company's businesses through the assumption of long-term obligations during the first quarter of 1999.

  Net cash flow used in financing activities was $3.0 million for the three months ended March 31, 1999, compared to $1.2 million for the comparable period of 1998. In the three months ended March 31, 1999 and 1998, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations.

Capital Expenditures

   The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $22.3 million for the three months ended March 31, 1999. Capital expenditures for the three months ended March 31, 1999 consisted primarily of equipment purchases. The Company projects its capital expenditures for the remainder of 1999 to be approximately $18.0 million to $28.0 million, primarily for capacity expansion and upgrades at existing facilities.

   The Company believes cash flow from operations, together with existing cash and cash equivalents, financing through capital or operating leases, and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or its subsidiaries, which are not already pledged as collateral securing existing credit facilities. The Company or any of its affiliates may be required to guarantee any existing or additional credit facilities.

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

   Based on hardware and software assessments, the Company is in the process of modifying or replacing portions of its information and non-information technology systems. These adaptations will prepare the Company for continued operation beyond December 31, 1999. The Company believes that the modifications to existing software and conversions to new hardware and software should mitigate the impact of the Year 2000 Issue. The Company is also in the process of validating non-information technology systems utilized to support the Company's operations. The Company is requesting compliance data from vendors and is modifying or replacing equipment if necessary. Internal testing of the non-information technology systems is being conducted where possible. However, if the modifications and the conversions are not completed, the Year 2000 Issue could subject the Company to potential liability claims from its customers and could have a material adverse impact on the operations of the Company. Contingency plans are being developed and put into place to control the impact of single point failures. A major contingency already in place is backup power capabilities within the Company's call centers. Most call centers are equipped with both battery and generator power availability protecting the Company in the event of local utility company failures.

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

   The total cost of the year 2000 project was estimated at $5.6 million for the Company's critical systems and is being funded through operating cash flows. Of the total projected cost, approximately $1.9 million is attributable to the purchase of new hardware and software which is being capitalized. The remaining $3.7 million is to cover personnel and non-capital expenses which will be expensed as incurred and is not expected to have a material effect on the results of operations. To date, the Company has expended $1.5 million towards the purchase of new hardware and software and $1.7 million to cover personnel and non-capital expense. The costs of the project and date on which the Company plans to complete the year 2000 modifications and conversions are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure of third parties on which the Company relies and similar uncertainties.

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

   The Company does not use derivative financial and commodity instruments. The Company's other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. At March 31, 1999, the Company had $37.1 million of long-term obligations and $35.0 million of credit facilities. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.) At March 31, 1999, approximately $3.2 million was outstanding under these variable rate credit facilities. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's results of operations given the Company's currently existing obligations under such long-term obligations and credit facilities.

  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 1998, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     West Interactive Corporation, a wholly owned subsidiary of the Company, is a defendant in a case brought in the United States District Court for the Southern District of Georgia, Augusta Division, on September 12, 1991. This case is currently captioned Lamar Andrews, et al., Plaintiff v. American Telephone & Telegraph Company, et al., Defendants, No. CV 191-175. The seven named plaintiffs allege that they paid for one or more "900" number calls pertaining to programs offering sweepstakes, games of chance, awards, cash or
other prizes, gifts or information on unclaimed funds.   West Interactive
Corporation provided interactive voice processing and other services to one or more customers which conducted some of the programs at issue in the litigation. The billing and collection services were provided through AT&T and US Sprint Communication Company Limited Partnership. The plaintiffs' second amended complaint alleges that the programs at issue involved, among other things, acts of unlawful gambling and the collection of illegal gambling debts, mail fraud and wire fraud in violation of the RICO statute, the Communications Act of 1934, the federal common law of communications, the Georgia RICO statute, and other state and federal laws. AT&T has asserted a cross-claim against West Interactive Corporation seeking contractual and common law indemnity and contribution. The action seeks recovery of treble damages, punitive damages, costs and attorneys' fees. On October 2, 1998, the court heard argument on cross-motions for summary judgment by all parties. On March 30, 1999, the district court entered an order dismissing the plaintiffs' mail and wire fraud claims under RICO, as well as its claims under the Georgia RICO statute. The court also held that some of the "900" number programs conducted by the customers of West Interactive Corporation violated the gambling laws of Nebraska and Georgia and directed that the remaining issues of the case proceed to trial on the plaintiffs' claims under RICO based on the alleged collection of illegal gambling debts.

   West Interactive Corporation, and Troy Eaden and Gary West, Co-Chairmen of the Board and directors of the Company, are named as defendants in a case filed on August 19, 1997, which is pending in the United States District Court for the Southern District of Georgia. The case is captioned Janie Gilchrist, individually and on behalf of a class of all other persons similarly situated,
v. Direct American Marketers, Inc., Anthony Brown, Integretel, Inc., Troy Eaden, Gary West, West Interactive Corporation and Bellsouth Corporation, File No. CV197-233. Plaintiff alleges claims under the Georgia RICO statute in connection with certain "900" number sweepstakes programs that were promoted by Direct American Marketers, Inc. West Interactive Corporation provided interactive voice processing and other services with regard to some of the programs. Plaintiff seeks to recover treble damages and punitive damages, together with expenses, attorney's fees and injunctive relief. The plaintiff filed a motion for class certification on November 17, 1997. On April 9, 1999, the court entered an order denying plaintiff's motion for class certification.

Item 5. Other Information

   During 1998, AT&T was the Company's largest client and accounted for 33% of total revenue. AT&T has recently informed the Company that it it will reduce the amount of outbound teleservices they intend to procure for the balance of 1999. The Company believes that this will result in a reduction of up to $30 million in revenue in 1999 for the outbound direct teleservices division. This decision was not driven by the quality of the work performed by the Company. The Company believes its relationship with AT&T remains strong. The Company believes AT&T will contribute a smaller percent of the Company's total revenue going forward. The Company will focus on expanding and diversifying its roster of clients as it continues to successfully cross-sell its services in the targeted vertical markets of financial services, pharmaceuticals and non-AT&T communication services.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

Exhibit
Number                                  Description
-------  -----------------------------------------------------------------------
 10.01   Employment Agreement between the Company and Tom Barker dated
         January 1, 1999
 10.02   Employment Agreement between the Company and Michael A. Micek dated
         January 1, 1999
 10.03   Employment Agreement between the Company and Nancee R. Berger dated
         January 1, 1999
 10.04   Employment Agreement between the Company and Michael Sturgeon dated
         January 1, 1999
 27.01   Financial Data Schedule

  (b)  Reports on Form 8-K

       None.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEST TELESERVICES CORPORATION


                                        By:      /s/  Thomas B. Barker
                                           ----------------------------------
                                        Thomas B. Barker
                                        President and Chief Executive Officer


                                        By:      /s/  Michael A. Micek
                                           ----------------------------------
                                        Michael A. Micek
                                        Chief Financial Officer,
                                        Executive Vice President-Finance and
                                         Treasurer

Date: May  14, 1999

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES



                                                                                                Sequential
     Exhibit                                                                                       Page
     Number                                             Description                               Number
     ------                                             -----------                               ------
___________________________________________________________________________________________________________
10.01                Employment Agreement between the Company and Tom Barker
                     dated January 1, 1999
___________________________________________________________________________________________________________
10.02                Employment Agreement between the Company and Michael A. Micek dated January 1, 1999
___________________________________________________________________________________________________________
10.03                Employment Agreement between the Company and Nancee R. Berger dated January 1, 1999
___________________________________________________________________________________________________________
10.04                Employment Agreement between the Company and Michael Sturgeon dated January 1, 1999

27.01                Financial Data Schedule
___________________________________________________________________________________________________________
