Form 10-Q
period 1999-06-30
WEST TELESERVICES CORP
filed 1999-08-16
CIK 1024657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

At August 7, 1999, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                      INDEX

                                                                                               Page No.

PART I.  FINANCIAL INFORMATION....................................................................3


         Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 1999 and December 31, 1998...............3
                  Consolidated Statements of Operations -
                       Three and Six Months Ended June 30, 1999 and 1998..........................4
                  Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999
                       and 1998...................................................................5
                  Notes to Consolidated Financial Statements......................................6
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................7
         Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................11

PART II.  OTHER INFORMATION......................................................................12
         Item 1.  Legal Proceedings..............................................................12
         Item 4.  Submission of Matters to a Vote of Security Holders............................12
         Item 6.  Exhibits and Reports on Form 8-K...............................................13

SIGNATURES ......................................................................................14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          WEST TELESERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                           June 30,    December 3l,
                                                                             1999         1998
                                                                         ------------  -----------
                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $  23,193    $   6,928
   Accounts receivable, net of allowance for doubtful accounts of $235
    and $1,870                                                             112,291       98,300
   Notes receivable                                                          5,711        3,462
   Accounts receivable - financing                                             228        2,637
   Other                                                                    19,241       14,798
                                                                         ---------    ---------
     Total current assets                                                  160,664      126,125
PROPERTY AND EQUIPMENT
   Land and improvements                                                     5,349        5,183
   Buildings                                                                28,717       27,746
   Telephone and computer equipment                                        149,677      124,950
   Office furniture and equipment                                           30,688       25,982
   Leasehold improvements                                                   40,074       34,703
   Construction in process                                                   2,410        7,117
                                                                         ---------    ---------
     Total property and equipment                                          256,915      225,681
   Accumulated depreciation and amortization                               (94,578)     (81,542)
                                                                         ---------    ---------
     Total property and equipment, net                                     162,337      144,139
GOODWILL, net of accumulated amortization of $4,379 and $3,537              46,154       46,996
NOTES RECEIVABLE AND OTIIER ASSETS                                           9,827        8,879
                                                                         ---------    ---------
TOTAL ASSETS                                                             $ 378,982    $ 326,139
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES:
   Notes payable - bank                                                  $    --      $   2,000
   Notes payable - financing                                                  --            344
   Accounts payable                                                         22,227       12,857
   Customer deposits and holdbacks                                          17,163       13,476
   Accrued wages and benefits                                               12,403        5,305
   Accrued phone expense                                                     7,487        9,052
   Other current liabilities                                                 4,094        4,146
   Current maturities of long-term obligations                              12,214        8,246
                                                                         ---------    ---------
     Total current liabilities                                              75,588       55,426
LONG TERM OBLIGATIONS, less current maturities                              30,682       22,706
DEFERRED INCOME TAXES                                                        5,529        5,799
COMMITMENTS AND CONTINGENCIES (Note 2)                                        --           --
STOCKHOLDERS'EQUITY
   Preferred stock $0.01 par value, 10,000 shares authorized,
     no shares issued and outstanding                                         --           --
   Common stock $0.01 par value, 200,000 shares authorized,
     63,330 shares issued and outstanding                                      633          633
   Additional paid-in capital                                              157,647      157,647
   Retained earnings                                                       108,903       83,928
                                                                         ---------    ---------
     Total stockholders' equity                                            267,183      242,208
                                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                $ 378,982    $ 326,139
                                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                          WEST TELESERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       Three Months Ended          Six Months Ended
                                                             June 30,                  June 30,
                                                     ----------------------    ----------------------
                                                        1999        1998         1999          1998
                                                     ---------    ---------    ---------    ---------
REVENUE                                              $ 138,085    $ 118,004    $ 276,077    $ 234,079
COST OF SERVICES                                        71,452       64,250      143,181      126,984
SELLING, GENERAL AND ADMINISTRATTVE EXPENSES            49,021       36,184       93,482       69,540
                                                     ---------    ---------    ---------    ---------
NET OPERATING INCOME                                    17,612       17,570       39,414       37,555
OTHER INCOME (EXPENSE):
   Interest income                                         934          886        1,982        1,656
   Interest expense - including interest expense -
     financing of $141, S240, $313 and $394.              (886)        (356)      (1,665)        (634)
   Other income (expense), net                             275         (184)         384         (438)
                                                     ---------    ---------    ---------    ---------
     Net other income                                      323          346          701          584
                                                     ---------    ---------    ---------    ---------
NET INCOME BEFORE INCOME TAX EXPENSE                    17,935       17,916       40,115       38,139
INCOME TAX EXPENSE:
   Current income tax expense                            5,991        6,847       14,781       14,569
   Deferred income tax expense                             878           53          359          142
                                                     ---------    ---------    ---------    ---------
     Total income tax expense                            6,869        6,900       15,140       14,711
                                                     ---------    ---------    ---------    ---------
NET INCOME                                           $  11,066    $  11,016    $  24,975    $  23,428
                                                     =========    =========    =========    =========
EARNINGS PER COMMON SHARE:
  Basic                                              $    0.17    $    0.17    $    0.39    $    0.37
                                                     =========    =========    =========    =========
  Diluted                                            $    0.17    $    0.17    $    0.39    $    0.37
                                                     =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic common shares                                   63,330       63,330       63,330       63,330
  Dilutive impact of potential common shares
    from stock options                                    --           --            229         --
                                                     ---------    ---------    ---------    ---------
  Diluted common shares                                 63,330       63,330       63,559       63,330
                                                     =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                          WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               ------------------------
                                                                                1999              1998
                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $ 24,975         $ 23,428
    Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation and amortization                                              17,585           12,817
     Loss on sale of equipment                                                      97               23
     Deferred income tax expense                                                   359              142
    Changes in operating assets and liabilities:
     Accounts receivable                                                       (13,991)         (34,531)
     Other assets and vendor receivables                                        (4,708)         (11,118)
     Accounts payable                                                            9,370           22,326
     Other liabilities and accrued expenses                                      5,481            1,936
     Customer deposits and holdbacks                                             3,687           (4,979)
     Income tax payable                                                           (523)           1,382
                                                                              --------         --------
       Net cash flows from operating activities                                 42,332           11,426
                                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (23,599)         (28,272)
    Proceeds from disposal of property and equipment                             1,058            1,231
    Issuance of notes receivable                                                (4,263)          (4,961)
    Proceeds from payments of notes receivable                                   1,225            4,074
                                                                              --------         --------
       Net cash flows from investing activities                                (25,579)         (27,928)
                                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                           (6,553)          (3,017)
    Proceeds from issuance of debt                                               6,000             --
    Net change in line of credit agreement                                      (2,000)            --
    Net change in accounts receivable financing and notes payable financing      2,065             (638)
                                                                              --------         --------
       Net cash flows from financing activities                                   (488)          (3,655)
                                                                              --------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         16,265          (20,157)
CASH AND CASH EQUIVALENTS, Beginning of period                                   6,928           39,820
                                                                              --------         --------
CASH AND CASH EQUIVALENTS, End of period                                      $ 23,193         $ 19,663
                                                                              ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                  $  1,720              634
                                                                              ========         ========
    Cash paid during the period for income taxes                              $ 15,219         $ 13,067
                                                                              ========         ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Reduction of accounts receivable through issuance of notes receivable     $   --           $  2,724
                                                                              ========         ========
    Acquistion of property with debt obiligation financing                    $ 12,497         $    --
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

2.       COMMITMENTS AND CONTINGENCIES

       From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below, in its Form 10-K for the year ended December 31, 1998, and its quarterly report on Form 10-Q for the first quarter of 1999, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

       Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California at No. CV-97-8281 TJH
(AIJx), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending at Civil Action No. 3:98-CV-0960-H. The complaint contains several causes of action, all of which deal with the purchase by West Telemarketing Corporation Outbound ("WTCO") of two pieces of property from the Resolution Trust Corporation during 1993 and 1994. The plaintiffs contend that they also bid on the property, that WTCO learned the amount of their bid, used that information to out-bid them and, ultimately, purchase the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. Pre-trial discovery, including discovery on plaintiffs' damage claims and theories, actively began in the second quarter of this year. WTCO expects to file a motion for summary judgment on August 16, 1999.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 1999 and 1998

         Revenue: For the three months ended June 30, 1999, revenue increased $20.1 million, or 17.0%, to $138.1 million up from $118.0 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, revenues increased $42.0 million, or 17.9%, to $276.1 million up from $234.1 million for the six months ended June 30, 1998. For the three months ended June 30, 1999, revenue from inbound operator teleservices increased approximately $16.1 million to $59.5 million. Revenue from interactive teleservices decreased approximately $0.7 million to $31.5 million. Revenue from outbound direct teleservices increased approximately $4.7 million to $47.1 million. The increases in inbound operator teleservices and outbound direct teleservices are primarily the result of servicing the growing needs of the Company's new and existing clients. The decrease in interactive teleservices is a result of the reduction in 900 pay-per-call volume due to a continued shift in the emphasis by the Company's clients to 800 interactive programs and pre-paid calling card services in the three months ended June 30, 1999, compared to the comparable period of 1998.

         Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $7.2 million, or 11.2%, in the second quarter of 1999 to $71.5 million, up from $64.3 million for the comparable period of 1998. Cost of services increased $16.2 million, or 12.8%, to $143.2 million for the six months ended June 30, 1999, up from $127.0 million for the comparable period of 1998. As a percentage of revenue, cost of services improved to 51.7% for the second quarter of 1999 and 51.9% for the six months ended June 30, 1999, compared to 54.5% and 54.3%, respectively, for the comparable periods in 1998. The decrease in cost of services as a percentage of revenue can be attributed to lower telecommunication costs due to lower service rates negotiated with AT&T Corp. ("AT&T") and the continued change in the service mix from interactive teleservices to outbound direct and inbound operator teleservices divisions. Outbound direct and inbound operator teleservices traditionally have lower direct costs as a percentage of revenue.

         Selling, general and administrative ("SG&A") expenses: SG&A expenses increased by $12.8 million, or 35.5%, to $49.0 million for the second quarter of 1999 up from $36.2 million for the comparable period of 1998. For the six months ended June 30, 1999, SG&A expenses increased by $24.0 million, or 34.4%, to $93.5 million, up from $69.5 million for the comparable period of 1998. As a percentage of revenue, SG&A expenses increased to 35.5% for the second quarter of 1999 and 33.9% for the six months ended June 30, 1999 compared to 30.7% and 29.7%, respectively, for the comparable periods of 1998. The increase can be attributed to increased depreciation expense and other costs associated with call center expansion, excess capacity due to lower than expected revenue in direct teleservices and the change in the service mix from interactive teleservices to outbound direct and inbound operator teleservices divisions. Outbound direct and inbound operator teleservices traditionally have higher SG&A expenses as a percentage of revenue.

         Net operating income: Net operating income was $17.6 million for the three months ended June 30, 1999 and 1998. For the six months ended June 30, 1999, net operating income increased by $1.8 million, or 5.0%, to $39.4 million up from $37.6 million for the comparable period of 1998. As a percentage of revenue, net operating income decreased to 12.8% for the second quarter of 1999 and 14.3% for the six months ended June 30, 1999 compared to 14.9% and 16.0%, respectively, for the corresponding periods of 1998 due to the factors discussed above for Revenue, Cost of Services and SG&A expenses.

         Net other income (expense): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income (expense) for the second quarter of 1999 totaled $323,000 compared to $346,000 for the second quarter of 1998. Other income (expense) for the six months ended June 30, 1999, totaled $701,000 compared to $584,000 for the comparable period of 1998.

         Net income: Net income was $11.1 million for the second quarter of 1999 compared to $11.0 million for the second quarter of 1998. Net income increased by $1.6 million, or 6.6%, for the six months ended June 30, 1999, to $25.0 million up from net income of $23.4 million for the comparable period of 1998. Net income includes a provision for income tax expense at an effective rate of approximately 38.3% and 37.7% for the three and six months ended June 30, 1999, respectively, and approximately 38.5% and 38.6% for the comparable periods of 1998.

Liquidity and Capital Resources

         The Company's primary source of liquidity has historically been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

         The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The Company previously had a $20.0 million revolving credit facility which expired on June 29, 1999. This credit facility was renewed on June 29, 1999 for $25.0 million under substantially the same terms and conditions. There were no borrowings outstanding under this facility at June 30, 1999. The Company's credit facility contains certain financial covenants and restrictions, which were met at June 30, 1999. The renewed credit facility expires on June 28, 2000. The Company believes it could increase the amount of the facility, if needed.

     The Company also has a $10.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. The Company previously had a $15.0 million credit facility which expired on June 29, 1999. This credit facility was renewed on June 29, 1999 for $10.0 million under substantially the same terms and conditions. There were no borrowings outstanding under this facility at June 30, 1999. The renewed credit facility expires on June 28, 2000. The Company believes it could increase the amount of the facility, if needed.

         During the three months ended June 30, 1999, the Company obtained promissory notes from a bank for $6.0 million to finance the growth in operations. The notes will be paid in 36 monthly installments of $185,000 and bear interest at 6.75%.

         Net cash flow from operating activities increased $30.9 million, or 270.5%, to $42.3 million for the six months ended June 30, 1999, compared to a net cash flow from operating activities of $11.4 million for the six months ended June 30, 1998. The increase was due principally to the reduction of trade accounts receivable and customer deposits and holdbacks, increased accounts payable, accrued expenses and other liabilities, higher net income and higher depreciation and amortization.

         Net cash flow used in investing activities was $25.6 million for the six months ended June 30, 1999, compared to $27.9 million for the comparable period of 1998. The decrease was primarily due to lower cash investments in call center expansion in the six months ended June 30, 1999. The Company invested $12.5 million in call center expansion to support the growth of the Company's businesses primarily through capital lease financing during the six months end June 30, 1999.

         Net cash flow used in financing activities was $488,000 for the six months ended June 30, 1999, compared to $3.7 million for the comparable period of 1998. In the six months ended June 30, 1999, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations offset by proceeds from the issuance of debt.

Capital Expenditures

         The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $36.1 million for the six months ended June 30, 1999 compared to $28.3 million for the six months ended June 30, 1998. Capital expenditures for the six months ended June 30, 1999 consisted primarily of equipment purchases.

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

         Based on hardware and software assessments, the Company is in the process of modifying or replacing portions of its information and non-information technology systems. These adaptations will prepare the Company for continued operation beyond December 31, 1999. The Company believes that the modifications to existing software and conversions to new hardware and software should mitigate the impact of the Year 2000 Issue. The Company is also in the process of validating non-information technology systems utilized to support the Company's operations. The Company is requesting compliance data from vendors and is modifying or replacing equipment if necessary. Internal testing of the non-information technology systems is being conducted where possible. However, if the modifications and the conversions are not completed, the Year 2000 Issue could subject the Company to potential liability claims from its customers and could have a material adverse impact on the operations of the Company. Contingency plans are being developed and put into place to control the impact of single point failures within both production and support operations. A major contingency already in place is back-up power capabilities within most of the Company's call centers. The Company has an established October 1, 1999 deadline for completion of contingency plans for the Company's operations.

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

         The Company believes it has successfully met the June 30, 1999 goal for mission critical system compliance. Reaching this crucial milestone keeps the Company on-track in completing the overall Year 2000 project. The Company has been, and will continue to use both internal and external resources to reprogram or replace incompatible hardware and software. The Company's Year 2000 test lab facility, which is dedicated to testing systems for Year 2000 compliance, is in full operation testing both in-house and client applications. The test lab is designed to replicate, as closely as possible, the Company production environments in each of the Company's divisions, allowing testing of all systems without impacting the production or normal development systems. The Company is committed to conducting internal system testing and, where possible, external system compatibility testing to validate operational capabilities beyond December 31, 1999.

         The total projected cost of the Year 2000 project has been increased by management from $5.6 million to $5.9 million for the Company's critical systems and is being funded through operating cash flows. Of the total projected cost, approximately $2.1 million is attributable to the purchase of new hardware and software which is being capitalized. To date, the Company has expended $1.7 million towards the purchase of new hardware and software. The remaining $3.8 million is for personnel and non-capital expenses which is expensed as incurred and is not expected to have a material effect on the results of operations. To date, the Company has expended $2.4 million of the $3.8 million for personnel and non-capital expense. The costs of the project and date on which the Company plans to complete the Year 2000 modifications and conversions are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure of third parties on which the Company relies and similar uncertainties.

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

         The Company does not use derivative financial and commodity instruments. The Company's other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. At June 30, 1999, the Company had $30.7 million of long-term obligations. (See Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.) Management does not believe that changes in future interest rates on these fixed rate long-term obligations would have a material effect on the Company's results of operations given the Company's currently existing obligations under such long-term obligations and credit facilities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its Form 10-K for the year ended December 31, 1998, and its quarterly report on Form 10-Q for the first quarter of 1999, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

       Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California at No. CV-97-8281 TJH
(AIJx), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending at Civil Action No. 3:98-CV-0960-H. The complaint contains several causes of action, all of which deal with the purchase by West Telemarketing Corporation Outbound ("WTCO") of two pieces of property from the Resolution Trust Corporation during 1993 and 1994. The plaintiffs contend that they also bid on the property, that WTCO learned the amount of their bid, used that information to out-bid them and, ultimately, purchase the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. Pre-trial discovery, including discovery on plaintiffs' damage claims and theories, actively began in the second quarter of this year. WTCO expects to file a motion for summary judgment on August 16, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of the Company was held on May 12, 1999 (the "Annual Meeting"). The matters submitted to the stockholders for a vote included (a) the election of two directors with terms expiring at the 2002 annual meeting of stockholders and (b) the ratification of appointment of Deloitte & Touche LLP as the Company's independent auditors. The following table sets forth the results of the voting on these matters:

                                                                                 Number of          Number of
                                                                  Number of     Votes Against     Abstentions and
                            Matter                                Votes For      or Withheld      Broker Non-Votes     Abstain

Election of Directors

Gary L. West                                                     51,790,522       11,218            161,698               --

Greg T. Sloma                                                    51,790,522       11,218            161,698               --

Ratification of Appointment of Deloitte & Touche LLP as
Independent Auditors                                             51,955,593        3,245                 --            4,600



           Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than those elected are Mary E. West, Troy L. Eaden, Thomas B. Barker, and William E. Fisher.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

               Exhibit
                Number               Description
                ------               -----------
                27.01       Financial Data Schedule

      (b)   Reports on Form 8-K

           None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WEST TELESERVICES CORPORATION

                               By:  /s/  Thomas B. Barker
                               ------------------------------
                               Thomas B. Barker
                               President and Chief Executive Officer

                               By:  /s/  Michael A. Micek
                               ------------------------------
                               Michael A. Micek
                               Chief Financial Officer,
                               Executive Vice President-Finance and Treasurer

Date: August 16, 1999

               INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            Exhibit                                                                     Sequential
            Number                               Description                            Page Number
            ------                               -----------                            -----------
             27.01                              Financial Data Schedule
