Form 10-Q
period 1999-09-30
WEST TELESERVICES CORP
filed 1999-11-12
CIK 1024657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

             [X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                        Commission File Number 000-21771

                         West TeleServices Corporation
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               47-0777362
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

11808 Miracle Hills Drive, Omaha, Nebraska                        68154
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (402) 963-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
At November 5, 1999, 63,330,000 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                 INDEX

                                                                                      Page No.
PART I.  FINANCIAL INFORMATION........................................................      3
     Item 1. Financial Statements
             Consolidated Balance Sheets - September 30, 1999 and December 31, 1998...      3
             Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 1999 and 1998..................      4
             Consolidated Statements of Cash Flows - Nine Months Ended September 30,
             1999 and 1998............................................................      5
             Notes to Consolidated Financial Statements...............................      6
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................      8
     Item 3. Quantitative and Qualitative Disclosure About Market Risk................     12

PART II. OTHER INFORMATION............................................................     13
     Item 1. Legal Proceedings........................................................     13
     Item 6. Exhibits and Reports on Form 8-K.........................................     14

SIGNATURES............................................................................     15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         WEST TELESERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                                                                 September 30,      December 31,
                                                                                                     1999              1998
                                                                                                 ------------       -----------
                                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $  35,791         $  6,928
   Accounts receivable, net of allowance for doubtful accounts of $4,155 and $1,870                  108,642           98,300
   Notes receivable                                                                                    7,853            3,462
   Accounts receivable - financing                                                                       176            2,637
   Other                                                                                              15,185           14,798
                                                                                                   ----------       ----------
     Total current assets                                                                            167,647          126,125
PROPERTY AND EQUIPMENT:
   Land and improvements                                                                               5,355            5,183
   Buildings                                                                                          29,802           27,746
   Telephone and computer equipment                                                                  156,026          124,950
   Office furniture and equipment                                                                     30,789           25,982
   Leasehold improvements                                                                             40,942           34,703
   Construction in process                                                                             5,380            7,117
                                                                                                   ----------       ----------
     Total property and equipment                                                                    268,294          225,681
   Accumulated depreciation and amortization                                                        (102,155)         (81,542)
                                                                                                   ----------       ----------
     Total property and equipment, net                                                               166,139          144,139
GOODWILL, net of accumulated amortization of $4,801 and $3,537                                        45,732           46,996
NOTES RECEIVABLE AND OTHER ASSETS                                                                      9,615            8,879
                                                                                                   ----------       ----------
TOTAL ASSETS                                                                                       $ 389,133        $ 326,139
                                                                                                   ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - bank                                                                            $   3,000         $  2,000
   Notes payable - financing                                                                               -              344
   Accounts payable                                                                                   15,843           12,857
   Customer deposits and holdbacks                                                                    12,360           13,476
   Accrued wages and benefits                                                                         10,250            5,305
   Accrued phone expense                                                                               7,582            9,052
   Other current liabilities                                                                          10,685            4,146
   Current maturities of long-term obligations                                                        13,601            8,246
                                                                                                   ----------       ----------
     Total current liabilities                                                                        73,321           55,426
LONG TERM OBLIGATIONS, less current maturities                                                        30,772           22,706
DEFERRED INCOME TAXES                                                                                  5,697            5,799
COMMITMENTS AND CONTINGENCIES (Note 2)                                                                     -                -
STOCKHOLDERS' EQUITY
   Preferred stock $0.01 par value, 10,000 shares authorized,
     no shares issued and outstanding                                                                      -                -
   Common stock $0.01 par value, 200,000 shares authorized,
     63,330 shares issued and outstanding                                                                633              633
   Additional paid-in capital                                                                        157,647          157,647
   Retained earnings                                                                                 121,063           83,928
                                                                                                   ----------       ----------
     Total stockholders' equity                                                                      279,343          242,208
                                                                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 389,133         $326,139
                                                                                                   ==========       ==========

  The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                         -----------------------     -----------------------
                                                           1999          1998          1999          1998
                                                         ---------     ---------     ---------     ---------
REVENUE                                                  $ 143,071     $ 123,294     $ 419,149     $ 357,373
COST OF SERVICES                                            73,192        65,237       216,373       192,221
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                50,229        40,044       143,711       109,584
                                                         ---------     ---------     ---------     ---------
NET OPERATING INCOME                                        19,650        18,013        59,065        55,568

OTHER INCOME (EXPENSE):
  Interest income                                              312           163         1,476           504
  Interest expense - including interest expense -
   financing of $127, $200, $441 and $593.                    (505)          493        (1,351)        1,414
  Other income (expense),  net                                 321          (231)          705          (909)
                                                         ---------     ---------     ---------     ---------
    Net other income                                           128           425           830         1,009
                                                         ---------     ---------     ---------     ---------

NET INCOME BEFORE INCOME TAX EXPENSE                        19,778        18,438        59,895        56,577

INCOME TAX EXPENSE:
  Current income tax expense                                 8,190         7,286        22,972        21,855
  Deferred income tax expense                                 (572)         (203)         (212)          (61)
                                                         ---------     ---------     ---------     ---------
    Total income tax expense                                 7,618         7,083        22,760        21,794
                                                         ---------     ---------     ---------     ---------

NET INCOME                                               $  12,160     $  11,355     $  37,135     $  34,783
                                                         =========     =========     =========     =========

EARNINGS PER COMMON SHARE:
  Basic                                                  $    0.19     $    0.18     $    0.59     $    0.55
                                                         =========     =========     =========     =========
  Diluted                                                $    0.19     $    0.18     $    0.58     $    0.55
                                                         =========     =========     =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic common shares                                       63,330        63,330        63,330        63,330
  Dilutive impact of potential common shares from
   stock options                                               614           -             357           -
                                                         ---------     ---------     ---------     ---------
  Diluted common shares                                     63,944        63,330        63,687        63,330
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

                                  WEST TELESERVICES CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (AMOUNTS IN THOUSANDS)
                                           (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                           --------------------------------------
                                                                1999                   1998
                                                           ---------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 37,135               $ 34,783
    Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation and amortization                                 27,266                 19,775
      Loss on sale of equipment                                        110                     41
      Deferred income tax expense                                     (212)                   (61)
    Changes in operating assets and liabilities:
      Accounts receivable                                          (10,342)               (45,637)
      Other assets and vendor receivables                             (419)                (6,149)
      Accounts payable                                               2,986                  4,183
      Other liabilities and accrued expenses                         8,785                  6,608
      Customer deposits and holdbacks                               (1,116)                (9,564)
      Income tax payable                                             1,426                  1,812
                                                           ---------------      -----------------
        Net cash flows from operating activities                    65,619                  5,791
                                                           ---------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                            (31,699)               (43,859)
    Proceeds from disposal of property and equipment                 1,091                  1,281
    Issuance of notes receivable                                    (6,404)                (5,161)
    Proceeds from payments of notes receivable                       1,225                  5,702
                                                           ---------------      -----------------
        Net cash flows from investing activities                   (35,787)               (42,037)
                                                           ---------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                              (10,084)                (4,365)
    Proceeds from issuance of debt                                   6,000                      -
    Net change in line of credit agreement                           1,000                  8,000
    Net change in accounts receivable financing and notes
      payable financing                                              2,115                    396
                                                           ---------------      -----------------
        Net cash flows from financing activities                      (969)                 4,031
                                                           ---------------      -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             28,863                (32,215)
CASH AND CASH EQUIVALENTS, Beginning of period                       6,928                 39,820
                                                           ---------------      -----------------
CASH AND CASH EQUIVALENTS, End of period                          $ 35,791               $  7,605
                                                           ===============      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                      $  2,250               $    960
                                                           ===============      =================
    Cash paid during the period for income taxes                  $ 21,461               $ 20,045
                                                           ===============      =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Reduction of accounts receivable through issuance of          $      -               $  2,724
      notes receivable
                                                           ===============      =================
    Acquisition of property with debt obligation financing        $17,505                $     -
                                                           ===============      =================

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

2.  COMMITMENTS AND CONTINGENCIES

  From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its Form 10-K for the year ended December 31, 1998, and its quarterly reports on Form 10-Q for the first and second quarters of 1999, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

  Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California at No. CV-97-8281 TJH (AIJx), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending at Civil Action No. 3:98-CV-0960-H. The complaint contains several causes of action, all of which deal with the purchase by West Telemarketing Corporation Outbound ("WTCO") of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that WTCO learned the amount of their bid, used that information to out-bid them and, ultimately, purchase the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. Pre-trial discovery, including discovery on plaintiffs' damage claims and theories, actively began in the second quarter of this year. WTCO filed preliminary motions for summary judgment on August 16, 1999. The court assigned all preliminary matters to a magistrate who heard all pending motions, except the motion for summary judgment, on September 24, 1999. The court denied WTCO's motion requesting plaintiffs be required to join RTC, Old Stone Bank and a bank employee as defendants and dismissed, without prejudice, all of plaintiff's motions related to discovery issues.

The magistrate stated he would recommend that the judge vacate the December trial date to allow time for ruling on the pending motion for summary judgment. A trial in the spring of 2000 is anticipated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Certain statements under this caption constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the teleservices industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 1999 and 1998

     Revenue:   For the three months ended September 30, 1999, revenue increased
$19.8 million, or 16.1%, to $143.1 million up from $123.3 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, revenues increased $61.7 million, or 17.3%, to $419.1 million up from $357.4 million for the nine months ended September 30, 1998. For the three months ended September 30, 1999, revenue from inbound operator teleservices increased approximately $16.8 million to $63.9 million. Revenue from interactive teleservices increased approximately $7.2 million to $36.2 million. Revenue from outbound direct teleservices decreased approximately $4.2 million to $43.0 million. The increases in inbound operator teleservices and interactive teleservices are primarily the result of servicing the growing needs of the Company's new and existing clients. The decrease in outbound direct teleservices is the result of a reduction in volume from the Company's largest customer, AT&T Corp. ("AT&T"). Outbound direct teleservices revenue from AT&T declined $6.5 million for the three months ended September 30, 1999 compared to the comparable period in 1998. As reported in April of this year, the Company was informed of this reduction in volume and has taken corrective action to mitigate the overall operating impact of this reduction in volume.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $8.0 million, or 12.2%, in the third quarter of 1999 to $73.2 million, up from $65.2 million for the comparable period of 1998. Cost of services increased $24.2 million, or 12.6%, to $216.4 million for the nine months ended September 30, 1999, up from $192.2 million for the comparable period of 1998. As a percentage of revenue, cost of services improved to 51.2% for the third quarter of 1999 and 51.6% for the nine months ended September 30, 1999, compared to 52.9% and 53.8%, respectively, for the comparable periods in 1998. The decrease in costs of services as a percentage of revenue can be attributed to continued lower labor costs due to the establishment of new facilities in prior quarters and the change in service mix due to the accelerated growth of the inbound operator teleservices division.

  Selling, general and administrative ("SG&A") expenses: SG&A expenses increased by $10.2 million, or 25.4%, to $50.2 million for the third quarter of 1999 up from $40.0 million for the comparable period of 1998. For the nine months ended September 30, 1999, SG&A expenses increased by $34.1 million, or 31.1%, to $143.7 million, up from $109.6 million for the comparable period of 1998. As a percentage of revenue, SG&A expenses increased to 35.1% for the third quarter of 1999 and 34.3% for the nine months ended September 30, 1999 compared to 32.5% and 30.7%, respectively, for the comparable periods of 1998. The increase can be attributed to increased depreciation expense and other costs associated with call center expansion, excess capacity due to lower revenue in outbound direct teleservices, and the change in the service mix due to accelerated growth of the inbound operator teleservices division. Inbound operator teleservices traditionally have higher SG&A expenses as a percentage of revenue.

     Net operating income: Net operating income for the three months ended September 30, 1999, increased $1.6 million, or 9.1%, to $19.6 million up from $18.0 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net operating income increased by $3.5 million, or 6.3%, to $59.1 million up from $55.6 million for the comparable period of 1998. As a percentage of revenue, net operating income decreased to 13.7% for the third quarter of 1999 and 14.1% for the nine months ended September 30, 1999 compared to 14.6% and 15.6%, respectively, for the corresponding periods of 1998 due to the factors discussed above for Revenue, Cost of Services and SG&A expenses.

  Net other income: Net other income includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income for the third quarter of 1999 totaled $128,000 compared to $425,000 for the third quarter of 1998. Other income for the nine months ended September 30, 1999, totaled $830,000 compared to $1,009,000 for the comparable period of 1998.

     Net income: Net income was $12.2 million for the third quarter of 1999 compared to $11.4 million for the third quarter of 1998. Net income increased by $2.3 million, or 6.8%, for the nine months ended September 30, 1999, to $37.1 million up from net income of $34.8 million for the comparable period of 1998. Net income includes a provision for income tax expense at an effective rate of approximately 38.5% and 38.0% for the three and nine months ended September 30, 1999, respectively, and approximately 38.4% and 38.5% for the comparable periods of 1998.

Liquidity and Capital Resources

     The Company's primary source of liquidity has historically been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There was $3.0 million outstanding under this facility at September 30, 1999. The Company's credit facility contains certain financial covenants and restrictions, which were met at September 30, 1999. The credit facility expires on June 28, 2000. The Company believes it could increase the amount of the facility, if needed.

  The Company also has a $10.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. There were no borrowings outstanding under this facility at September 30, 1999. The credit facility expires on June 28, 2000. The Company believes it could increase the amount of the facility, if needed.

     The Company has outstanding promissory notes from a bank for $6.0 million to finance the growth in operations. The notes will be paid in 36 monthly installments of $185,000 and bear interest at 6.75% until April 1, 2002.

     Net cash flow from operating activities increased $50.2 million to $65.6 million for the nine months ended September 30, 1999, compared to a net cash flow from operating activities of $5.8 million for the nine months ended September 30, 1998. The increase was due principally to the reduction of trade accounts receivable and customer deposits and holdbacks, increased accrued expenses and other liabilities, higher net income and higher depreciation and amortization.

     Net cash flow used in investing activities was $35.8 million for the nine months ended September 30, 1999, compared to $42.0 million for the comparable period of 1998. The decrease was primarily due to lower cash investments in call center expansion in the nine months ended September 30, 1999. The Company invested $17.5 million in call center expansion to support the growth of the Company's businesses primarily through capital lease financing during the nine months ended September 30, 1999.

     Net cash flow used in financing activities was $969,000 for the nine months ended September 30, 1999, compared to $4.0 million for the comparable period of 1998. In the nine months ended September 30, 1999, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations offset by proceeds from the issuance of debt.

Capital Expenditures

  The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $49.2 million for the nine months ended September 30, 1999 compared to $43.9 million for the nine months ended September 30, 1998. Capital expenditures for the nine months ended September 30, 1999 consisted primarily of equipment purchases.

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

     Based on hardware and software assessments, the Company has modified or replaced portions of its information and non-information technology systems. These adaptations will prepare the Company for continued operation beyond December 31, 1999. The Company believes that the modifications to existing software and conversions to new hardware and software should mitigate the impact of the Year 2000 Issue. The Company has validated non-information technology systems utilized to support the Company's operations. The Company has requested compliance data from vendors and is modifying or replacing equipment if necessary. Internal testing of the non-information technology systems is being conducted where possible. However, if the modifications and the conversions are not completed, the Year 2000 Issue could subject the Company to potential liability claims from its customers and could have a material adverse impact on the operations of the Company. The Company has developed extensive contingency plans as well as reviewed and enhanced existing plans in preparation for the century rollover. The Company will continue to revise the contingency plans as new systems or procedures are implemented.

     The Company has communicated with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's current assessment is based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's system relies, will be converted on a timely basis, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In the event the Company is unable to initiate phone calls or receive phone calls on behalf of its clients, loss of revenue will result, the extent and materiality of which would depend on the length of the time required to restore access.

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

     The total projected cost of the Year 2000 project is estimated at $5.9 million for the Company's critical systems and is being funded through operating cash flows. Of the total projected cost, approximately $2.1 million is attributable to the purchase of new hardware and software, which is being capitalized. To date, the Company has expended $2.0 million towards the purchase of new hardware and software. The remaining $3.8 million is for personnel and non-capital expenses which is expensed as incurred and is not expected to have a material effect on the results of operations. To date, the Company has expended $2.6 million of the $3.8 million for personnel and non-capital expense. The costs of the project and date on which the Company plans to complete the Year 2000 modifications and conversions are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure of third parties on which the Company relies and similar uncertainties.


Inflation

  The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Certain statements under this caption constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the teleservices industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

   The Company does not use derivative financial and commodity instruments. The Company's other financial instruments include cash and cash equivalents, accounts and notes receivable, convertible debentures, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. At September 30, 1999, the Company had $30.8 million of long-term obligations. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.) Management does not believe that changes in future interest rates on these fixed rate long-term obligations would have a material effect on the Company's results of operations given the Company's currently existing obligations under such long-term obligations and credit facilities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

  From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its Form 10-K for the year ended December 31, 1998, and its quarterly reports on Form 10-Q for the first and second quarters of 1999, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

   Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California at No. CV-97-8281 TJH (AIJx), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending at Civil Action No. 3:98-CV-0960-H. The complaint contains several causes of action, all of which deal with the purchase by West Telemarketing Corporation Outbound ("WTCO") of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that WTCO learned the amount of their bid, used that information to out-bid them and, ultimately, purchase the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. Pre-trial discovery, including discovery on plaintiffs' damage claims and theories, actively began in the second quarter of this year. WTCO filed preliminary motions for summary judgment on August 16, 1999. The court assigned all preliminary matters to a magistrate who heard all pending motions, except the motion for summary judgment, on September 24, 1999. The court denied WTCO's motion requesting plaintiffs be required to join RTC, Old Stone Bank and a bank employee as defendants and dismissed, without prejudice, all of plaintiff's motions related to discovery issues. The magistrate stated he would recommend that the judge vacate the December trial date to allow time for ruling on the pending motion for summary judgment. A trial in the spring of 2000 is anticipated.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits


       Exhibit
        Number                  Description
      ---------                 -----------
        27.01           Financial Data Schedule


     (b)   Reports on Form 8-K

      None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WEST TELESERVICES CORPORATION


                                    By:  /s/  Thomas B. Barker
                                         ---------------------
                                    Thomas B. Barker
                                    President and Chief Executive Officer


                                    By:  /s/  Michael A. Micek
                                         ---------------------
                                    Michael A. Micek
                                    Chief Financial Officer,
                                    Executive Vice President-Finance and
                                    Treasurer



Date: November 12, 1999

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES





                                             Sequential
  Exhibit                                       Page
  Number             Description               Number
 --------            -----------             ----------
  27.01         Financial Data Schedule

                                       16