Form 10-K
period 1999-12-31
WEST TELESERVICES CORP
filed 2000-03-15
CIK 1024657

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

                  For The Fiscal Year Ended December 31, 1999

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

                    Common Stock, par value $0.01 per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At March 1, 2000, 63,821,365 shares of common stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the NASDAQ National Market at March 1, 2000) of the voting stock held by non-affiliates was approximately $186.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000 are incorporated into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
 ITEM 1.  BUSINESS.......................................................     3
 ITEM 2.  PROPERTIES.....................................................    14
 ITEM 3.  LEGAL PROCEEDINGS..............................................    16
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    17
 EXECUTIVE OFFICERS OF THE REGISTRANT....................................    17

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    19
 ITEM 6.  SELECTED FINANCIAL DATA........................................    20
 ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION..........................................    21
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    26
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    26
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    26

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    27
 ITEM 11. EXECUTIVE COMPENSATION.........................................    27
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    27
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    27

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K......................................................    27
 SIGNATURES...............................................................   30

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

  Inbound operator services consist of live operator call-processing applications such as order capture, customer service and product support. Inbound was established in 1986 with the goal of becoming the leading inbound teleservices operation in the United States and represented approximately 44.8% of the Company's revenue in 1999. Call Center Solutions magazine ranked Inbound as the number three inbound provider for 1999 up from the number four ranking in 1998. Automated voice response services consist of computerized call-processing applications such as automated product information requests, prepaid calling card services and secure automated credit card activation. Interactive began operations in 1989 with the goal of establishing the leadership position in automated voice response services and represented approximately 23.4% of the Company's revenues in 1999. Interactive was ranked as the number one interactive teleservices company in 1997, 1998 and 1999 by Call Center Solutions magazine. Outbound direct teleservices consist of live operator direct marketing applications such as product sales and customer acquisition and retention campaigns. Outbound began operations in 1990 with the goal of becoming one of the leading outbound teleservices organizations in the United States and represented approximately 31.8% of the Company's revenue in 1999. For the years ended 1996 through 1999, Outbound has been named the top outbound teleservices company by Call Center Solutions magazine. The Company has developed technology platforms designed to provide a high degree of automation and reliability in all three of its businesses. This technology also enables the Company to efficiently integrate a range of its services. The Company believes that its ability to offer integrated services for its clients distinguishes it from most of its competitors. In 1999, 64% of the Company's revenue was derived from clients using more than one service.

  The Company targets businesses in highly competitive, consumer-based industries, including telecommunications, e-commerce, Internet, insurance, banking, pharmaceuticals, public utilities, consumer goods and computer software services, that require large volume applications. The Company's revenue and net income for the year ended December 31, 1999 were $562.4 million and $49.8 million, respectively. The Company's revenue and net income for the year ended December 31, 1998, were $482.8 million and $46.0 million, respectively. For financial information regarding the Company's last three fiscal years, see the "Consolidated Financial Statements" and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

  The Company operated 8,364 telephone workstations as of December 31, 1999 in 24 state-of-the-art call centers, which it uses for inbound and outbound services, located in Nebraska, Texas, Virginia, Oklahoma, Florida, Georgia, Alabama, Arkansas, Illinois, Louisiana and Nevada. The company also operated 33,476 proprietary interactive voice response ports as of December 31, 1999 for its automated voice response services in Nebraska, Texas, Canada, Oklahoma, Louisiana, Colorado and Virginia. The Company has deployed multiple automatic call distributors, predictive dialers, a proprietary interactive voice response platform and multiple mainframe computer systems, in combination with an intelligent workstation environment, in order to fully automate and manage the Company's information-processing requirements. The Company believes it has designed and implemented a sophisticated technology platform, permitting it to provide flexible, high-quality and cost-effective service solutions for its clients.

Industry Overview

  The teleservices industry facilitates direct communication between companies and their current and prospective customers through telecommunications-based systems. Wharton Economic Forecasting Associates ("WEFA Group") in its 1999 Economic Impact: US Direct Marketing Today forecasted that teleservices would be the leading direct marketing medium by which approximately $538.3 billion of goods and services would be sold via the telephone in 1999.

  Advantages of Teleservices

  Many industries, including telecommunications, pharmaceuticals, consumer goods, banking and insurance, are experiencing increased competition to attract and retain customers, and accordingly many businesses are seeking to expand their direct contact with current and prospective customers. These businesses are allocating more of their advertising and customer service expenditures to teleservices which effectively complement other marketing media such as television, radio and print advertising and enables businesses to quantify and evaluate the effectiveness of specific marketing expenditures. The American Teleservices Association estimates that nearly 100 million Americans (one out of three) purchase goods and services over the phone each year.

  Evolution of the Teleservices Industry

  The teleservices industry has evolved during the past 15 years from primarily single-facility, low technology environments to large, full service organizations with multi-location, large volume call-processing centers utilizing advanced systems. Certain independent teleservices providers have invested an increasing amount of capital in large volume state-of-the-art call centers and advanced network technology. Larger service providers, who can achieve greater economies of scale, can more easily justify ongoing investment in sophisticated call management software, predictive dialers and automatic call distributors, to better provide premium quality and cost-effective services. Businesses are seeking to provide greater information for consumers to make informed purchase decisions, as product and service offerings become more complex and varied. Finally, businesses are increasingly recognizing the economic benefits of expanding relationships with existing customers through teleservices such as customer retention campaigns.

  Role of Outsourcing

  Businesses historically have relied on in-house personnel to provide customer sales and service. Based on discussions with its clients and prospective clients, the Company believes that businesses are increasingly outsourcing these activities in order to focus their internal resources on their core competencies, to increase the productivity of their marketing services and to reduce overall teleservices expenditures. Providers of outsourced teleservices can offer clients lower overall teleservices costs due to economies of scale in sharing the cost of new technology among a larger base of users and higher capacity utilization rates. According to a study by Frost and Sullivan in 1999, U.S. Call Center Services Marketing Study, the outsourcing services market is growing due to the increasing need of organizations to focus on their core business and outsource mission critical call center operations. This market will continue to grow due to the growing tendency of organizations to conduct business over the telephone and the increase in toll-free services. According to this same study, in 1999, it is estimated that outsourcing services generated an estimated $22.9 billion in call center service revenue.

Company Strategy

  The Company is one of the leading providers in the teleservices industry and is well positioned to benefit from the continued growth in outsourced teleservices and the Internet. The Company's objective is to enhance its leading position by providing an integrated voice and Internet service offering. The principal elements of the Company's strategy are:

 I. Leverage Ability to Provide Integrated Service Solutions

  The Company seeks to apply its operating expertise in inbound, automated voice response and outbound services to develop customized service solutions that utilize the resources of each division on an integrated basis. The Company is able to integrate its service offerings by utilizing its voice and data networking technology and its software systems and hardware platforms. The Company is able to design and implement highly flexible applications which combine the large volume call capacity of automated voice response with the specialized customer service capabilities of inbound services. As an additional component of integration, customer follow-up can be scheduled and initiated through the Company's outbound services. This integrated offering provides a cost-effective solution for the client and increases the productivity of the Company's live operators. Furthermore, the Company leverages its ability to provide integrated services by cross-selling its services to its clients to capture an increasing share of their outsourced business. The Company believes that its integrated service capabilities are a significant competitive advantage.

 II. Pursue Recurring and Large Volume Applications

  The Company has developed its facilities and operations specifically to provide effective service to clients that generate large and recurring transaction volumes. The Company has established a strong track record in successfully managing client programs that produce such volumes. The consistent revenue streams derived from these large volumes and recurring applications help the Company manage its long-term growth. In 1999, 59% of the Company's growth was derived from existing clients.

 III. Capitalize on State-of-the-Art Technology

  The Company seeks to capitalize on its state-of-the-art technology, which enables the Company to offer premium quality, flexible and cost-effective service solutions to its clients. The Company believes that its significant and continuing investment in sophisticated contact center technology, including proprietary interactive voice response technology, proprietary scheduling systems, computer telephony integration systems, advanced contact management software systems and high speed, fault-tolerant computer systems, is a competitive advantage. In addition, the Company's software systems, hardware platforms and extensive networking technology allow it to provide customized client applications and integrate two or more of its inbound, automated voice response, Internet and outbound services. The Company continually seeks to improve its technological capabilities. One example of the Company's ability to capitalize on state-of-the art technology was the recent announcement for Internet customer care utilizing its new iCare platform. iCare is a scalable, open-channel platform, which supports a suite of Internet-based, real-time interaction tools that can be fully integrated into West's already proven customer care platform. iCare supports a clients's Web site, materially improving e-commerce initiatives by providing the high-quality customer service that today's Internet consumers are demanding. iCare is mission critical to corporations that view satisfied customers as vital to today's competitive Internet environment.

 IV. Provide Premium Quality Services

  The Company believes that service quality is a critical factor in a potential client's decision to outsource its customer service and sales functions. The Company differentiates the quality of its services through its ability to quickly respond to new applications and short-term volume fluctuations, efficiently address staffing needs, and effectively employ operating systems that can process client campaign data and provide sophisticated reports. The Company also seeks to provide premium quality services through an extensive training program and an experienced management team. The Company believes that it provides premium quality service to its clients and that the quality of its service is one of its competitive advantages.

 V. Develop Long-Term Client Relationships

  The Company focuses on developing long-term client relationships. Since the Company manages programs that interface with its clients' current or prospective customers, the Company seeks to develop a detailed understanding of each of its clients' specialized businesses. This process enables the Company to create customized solutions that meet clients' needs and minimize client turnover. As a result, the Company is better positioned to cross-sell its services and proactively offer new applications.

 VI. Leverage Strong Management Experience

  The Company's management team possesses extensive industry experience in inbound, automated voice response and outbound services. The Company's management team has proven experience managing the rapid growth of the business. The founders of the Company are among the pioneers of key areas of the teleservices industry and the members of the management team have continued to contribute to the development of the services industry. The Company believes that it has distinguished itself through its ability to attract and retain some of the most talented managers in the industry.

Description of Services

  The Company's organizational structure is outlined below:

           [chart depicting the Company's organizational structure]

 I. Operator teleservices (Inbound)

  Inbound provides large volume inbound call-processing services including order capture and customer service applications. Inbound was established in 1986 with the goal of becoming one of the leading inbound teleservices operation in the United States. Call Center Solutions magazine ranked Inbound as the number three Inbound provider for 1999 up from the number four ranking in 1998. It was one of the first service providers to fully automate its operations and to develop proprietary software systems to service the customized needs of its clients. In 1999, Inbound represented approximately 44.8% of the Company's revenue. The two divisions of Inbound are Direct Response Services and Custom Operator Services.

  Direct Response Services. This division custom designs applications to meet client specifications for order capture, lead generation, customer service, dealer referral and other information processing campaigns. Direct Response Services receives incoming calls 24 hours per day, 365 days per year. Clients measure this division's service quality by its ability to (i) process a large volume of simultaneous incoming calls and (ii) to minimize the number of calls, which receive a busy signal. Although this division processes call volume from other media such as radio, print and direct mail advertisements, most of its call volume is generated via toll-free numbers appearing in television advertisements. This type of inbound campaign requires the capability to handle increases in call volumes over short periods of time.

  The Company utilizes automatic call distributors and digital switches to identify the toll-free number dialed by each caller. The toll-free number specifies the particular client campaign and designates customer, product, and service information to the operator and provides a highly structured script designed to aid in processing the transaction. Each individual operator may receive a call for one of hundreds of different client campaigns at any given time. Furthermore, the Company can immediately report information captured during the call to its client; the client's advertising agency and the client's designated fulfillment company. Caller information and campaign call volume summary reports are customized and may be transmitted to the client via magnetic tape, electronic transfer or facsimile per the client's instructions. Clients also have the ability to access real-time on-line program results by media source. Immediate access to call volume data allows the Company's clients to quickly determine the cost effectiveness of various campaigns and to adjust their media expenditures accordingly.

  Custom Operator Services. This division provides customized teleservices solutions on a dedicated basis to large business clients. Many businesses are finding it increasingly difficult to provide high quality customer service and product support without diverting resources from their core businesses. In addition, it is expensive for these businesses to own, operate and maintain state-of-the-art contact management facilities. The Company provides a wide range of inbound telephone-based services including: (i) programs designed to enhance or maximize customer acquisition and retention; (ii) customer service, customer relationship management and support; (iii) product support; (iv) collection services; (v) customer complaint resolution; (vi) client satisfaction information; and (vii) technical support. Our client's critical success factors are program specific, such as exceeding goals for contact response time, reduced handle time, reduced average speed of answer, increased contact quality, and successfully resolving the customer's concerns in a single contact.

  In 1998, the Custom Operator Services Division introduced the Company's new desktop application to the call center, Agent Desktop Environment ("ADE"); a graphical user interface-based application. The ADE application uses web-enabled technology to present agent scripting. The application supports computer telephony integration, and allows all transactions to be accomplished from a personal computer. A majority of the division's clients have their own host applications on the Company's desktop computer system. ADE allows integration with outside host systems, and allows agent access to multiple systems and to the Internet.

 II. Interactive Teleservices (Interactive)

  Interactive began operations in 1989 with the goal of establishing itself as the leader in automated voice response services. The Company believes that Interactive is currently the largest, fully automated call-processing operation in the United States. Interactive was ranked as the number one interactive teleservices company in 1997, 1998 and 1999 by Call Center Solutions magazine. In 1999, Interactive represented approximately 23.4% of the Company's revenues. Interactive has developed proprietary software systems and hardware platforms to service the diverse needs of its clients and to complement the Company's live operator service offerings.

  Interactive provides large volume automated voice response services, which allow a caller to access information by means of a touch-tone telephone or voice prompt for callers with rotary phones. Interactive provides automated voice response services for a broad range of applications, which include secure automated credit card activation, information and entertainment services, prepaid calling card services, automated product information requests, database management and enhancement, customer service and third-party caller transfers. Interactive is measured by its ability to process a large volume of simultaneous transactions. Additionally, Interactive designs customized applications to meet stated client specifications and offers a variety of voice recording services to aid in the design of an interactive voice application.

  Interactive specializes in processing large volumes of telephone transactions generated by print, direct mail, radio and television broadcast advertisements. Interactive's clients typically advertise a toll-free or pay per call number designed to generate a prompt response. Interactive's automated voice-processing platforms may be accessed 24 hours per day, 365 days per year. Interactive's software systems and hardware platforms integrate the use of digital switches and decentralized computers for database management with remote host computer interfaces and other peripheral processing activities. Interactive's proprietary technology systems along with inbound and outbound services permit a caller to connect to a live operator to process data already captured through automated voice response units. Interactive utilizes the technology to identify the specific toll-free number dialed by the caller. The toll-free number will identify the specific client campaign and directs the call to the appropriate switches, database machines, and other required hardware and software needed to fulfill the requirements of the client's application. Interactive was the first large-scale platform to incorporate advanced services such as voice recognition for callers with rotary phones, and near real time transcription for quick data dissemination.

  Interactive's clients have remote access capability to modify their scripts and obtain instantaneous call count and program information. Interactive reports all information captured or disseminated during a transaction to its clients. Campaign information, summary reports and statistics are customized to meet a client's specifications.

 III. Direct Teleservices (Outbound)

  Outbound provides live operator direct marketing services. Outbound began operations in 1990 with the goal of becoming one of the leading outbound teleservices operations in the United States. For the years 1996 through 1999, Outbound has been named the top outbound teleservices company by Call Center Solutions magazine. In 1999, Outbound represented approximately 31.8% of the Company's revenue. Outbound focuses exclusively on high volume projects. The two divisions of Outbound are Consumer Direct Services and Business Direct Services.

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

  Business Direct Services. This division provides business-to-business marketing services for clients whose target markets include thousands of small to medium sized businesses. These applications are designed to enhance and increase client's databases of information about their prospects and clients, schedule appointments for their regional and national sales forces, and sell services to accounts that may not warrant a face-to-face sales presentation.

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

  The Company utilizes redundant network architecture, which substantially reduces the possibility of a system failure and the interruption of telecommunications service. As depicted in the diagram below, redundant long distance and local access facilities serve Inbound's contact centers. Most contact centers are serviced by dual central office switches, providing split access flexible egress routing capabilities, as well as backup access into each facility, using dual fiber ring SONET-based self-healing network architectures. Most inbound numbers directed to a Company contact center are appended with dual routing instructions in the event of an error on the primary network path. These capabilities allow incoming calls to be redirected via an alternate long distance switch and/or through a backup access line in the unlikely event of a long distance or local network failure.

[Flow Chart of the Company Network Architecture Appears Here]

  The Company's systems also feature operational redundancy. The Company uses automatic call distributors with dual processors and online automatic backup and fault-tolerant mainframe computers with spontaneous dual backup for all processors, disk management and mechanical functions. Copies of all proprietary Company software systems and client application software reside in a secure off-site storage facility. The Company actively monitors all critical components of its call-processing facilities 24 hours per day, 365 days per year. Inbound and Interactive facilities also have stand-alone primary power systems and both battery backup and diesel generator backup power systems.

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

  The Company offers extensive classroom and on-the-job training programs for personnel, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines, telephone etiquette and proper use of voice inflections. Operators receive professional training lasting from four to 21 days, depending upon the client's program and the nature of the services being provided. In addition to training designed to enhance job performance, employees are also given a detailed description of the Company's organizational structure, standard operating procedures, and business philosophies.

  In 1999, the Company employed an average of approximately 16,000 telephone representatives per day for its inbound services and outbound services with peak employment of approximately 17,900 operators per day. In addition, the Company employed as of December 31, 1999 approximately 2,800 management, staff and administrative employees. The Company considers its relations with its employees to be good.

Call Management Systems

  The Company specializes in processing large and recurring transaction volumes. In each of the Inbound, Interactive and Outbound divisions, the Company works closely with its clients to accurately project future transaction volumes. The Company uses the following practices to efficiently manage its transaction volumes:

  Historical Trends Analyses. The Company tracks weekly, daily and hourly trends for individual client programs for Inbound, Interactive and Outbound. The Company believes that the key to a cost efficient teleservices program begins with the effective planning of future volumes to determine the optimal number of sites, employees, workstations and calling ports that need to be deployed each hour. Based upon the Company's experience in processing large volumes during the past ten years, it has accumulated the data necessary to differentiate the transaction patterns of different applications such as order capture, lead generation and customer service.

  Forecasting Call Volumes/Establishing Production Plans. Volumes in Inbound are forecasted for each one-half hour increment for each day. Detailed assumptions are made regarding average handle time, average wait time, average speed of answer, and service level targets to determine the actual number of transactions that may be processed by a workstation or voice response port during a specific one-half hour increment. This process enables the Company to effectively determine the number of workstations and voice response ports needed for a given campaign.

  Staffing and Scheduling Plans. Based upon the total number of workstations required to be staffed, a detailed schedule is created. These schedules are typically forecasted six to eight weeks in advance to assist the Company's personnel and training departments in hiring and training the desired number of personnel. Operators are given regular work schedules that are designed to coincide with anticipated transaction patterns and trends.

  The Company has developed a proprietary scheduling system that efficiently identifies variances between staff scheduled and staff needed. The system accommodates real-time adjustments to be made for personnel schedules as volume projections fluctuate. Agent personnel directly interact with the system to schedule additional hours or excused time.

  Facility Calling Plan. Once staffing and scheduling plans have been developed, each division determines how to efficiently allocate the projected volumes among its contact centers. Each contact center receives a detailed plan outlining the projected volumes for each day of the week and each one-half hour increment of each day. Personnel schedules are produced to optimally match the projected volumes.

  Network Control. The Company interfaces directly with the nationwide long distance network of AT&T Corp. ("AT&T") and has the ability to allocate volumes among its various inbound call centers on command assisted by sophisticated third party routing products. Traffic control specialists within the Company are responsible for comparing actual volumes and trends to stated staffing and scheduling plans. When necessary, adjustments can be made to fine tune minor variances between actual volumes and personnel that have been scheduled by facility. As a result, inbound transactions are optimally directed to available personnel, which maximizes the utilization of personnel and improves efficiency. Network control monitors the status of all inbound processing activities on a minute-by-minute basis. Minor real time variances between projected and actual trends are promptly entered into the Company's database and the transaction management cycle repeats.

Technology/Systems Development

  All software systems and hardware platforms for Inbound, Interactive and Outbound permit the design and execution of highly integrated service offerings. All systems provide clients with the ability to directly interface and communicate with the Company's systems. The Company currently employs approximately 750 systems analysts, programmers and technicians to modify and enhance the Company's operating systems and to design client applications.

Quality Assurance

  By the nature of its services, the Company establishes direct contact with the customer base of its clients. Given the importance of this role, the Company believes that its reputation for providing premium quality service is critical. Both the Company and its clients shadow monitor and evaluate the performance of operators to confirm that clients' programs are properly implemented using clients' approved scripts and that the operators meet clients' customer service standards. The Company regularly measures the quality of its services by reviewing such variables as average handle time, volume, average speed of answer, sales per hour, rate of abandonment and order conversion percentages. The Company's information systems enable the Company to provide clients with regular reports on a real-time basis as to the status of an ongoing campaign and to transmit summary data and captured information electronically to clients.

  The Company maintains a quality assurance department for each of the live agent divisions that is responsible for the overall quality of the services being provided. A comprehensive performance appraisal is typically given to every agent representative every six to eight weeks. The Company uses statistical summaries of the performance appraisal information for its training and operations departments to provide feedback and to identify operators who may need additional training.

Sales and Marketing

  The Company's sales and marketing strategy focuses on leveraging the Company's expertise, integrated service capabilities and reputation for premium quality service in order to cross-sell its services to existing clients and to develop new long-term client relationships. The Company also identifies industries that face increased competition, such as telecommunications, e-commerce, insurance, banking, pharmaceuticals, consumer goods and computer software, in which the Company can offer clients large-scale cost-effective solutions on an outsourced basis.

  The Company formulates detailed annual sales and marketing plans. These plans contain objectives and milestones, which are tracked regularly throughout the year. The sales organization is a group of sales professionals organized by division who are trained to focus on specific industries and overall client needs. The objective is to sell integrated teleservice solutions to prospective and existing clients. Commissions are paid on both new sales and incremental revenues generated from new and existing clients to provide the appropriate incentives for the sales professionals. Once a client campaign is initiated, a client services account manager is responsible for the daily management of the campaign.

Competition

  The outsourced teleservices and Internet customer service industry is highly fragmented and competitive. Similar to the Company, competitors in the outsourced teleservices industry are also starting to provide integrated Internet services with their current service offerings. The Company's competitors in the teleservices industry range from very small firms catering to specialized applications and short-term projects to large independent firms and the in-house operations of many clients and potential clients. In addition, some of the Company's services compete with other forms of marketing such as mail, television, Internet and radio. While the Company has various competitors for each of its divisions, the Company believes that only a few competitors have the capability to provide each of inbound, automated voice-processing and outbound services. The Company believes that the principal competitive factors in the teleservices industry are capacity, flexibility of implementing customized solutions to clients' teleservices needs, technological expertise and price.

Proprietary Rights and Licenses

  The Company has made significant investments in the development of its proprietary software systems and hardware platforms. The Company relies on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures, to establish and protect its proprietary rights. The Company does not license any of its software or hardware designs for use by others. Despite these precautions, there can be no assurance that misappropriation of the Company's proprietary software and hardware designs will not occur. Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third-parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available in certain foreign countries should the Company commence operations outside North America.

Reliance on Major Clients

  A significant portion of the Company's revenue is generated from relatively few clients. The loss of the largest client or a number of its largest clients could have a material adverse effect on the Company. The Company's largest client, AT&T, accounted for approximately 32%, and the Company's 46 largest clients in the aggregate accounted for approximately 80% of the Company's revenue in 1999. AT&T revenue was generated by over 39 different teleservices programs. The Company generally operates under contracts with these clients who may be terminated on 30-days notice and generally the contracts are for a term of less than one year. Subsequent contracts may be subject to open bidding among the Company and its competitors.

Government Regulation

  Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act which was enacted in 1991 authorized and directed the Federal Communications Commission (the "FCC") to enact rules to regulate the telemarketing industry. In December 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls.

  The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 (the "TCFAA") authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the "TSR"), which went into effect in January 1996. The TSR applies to most outbound telemarketing calls and certain inbound telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales. The FTC has initiated administrative rulemaking proceedings to review and possibly revise TSR. The Company cannot predict whether any modifications will be made to the TSR, and, if so, what impact such revisions would have on the Company or its industry.

  The FTC has also adopted regulations governing pay per call services (the "900 Number Rule") pursuant to the Telephone Disclosure and Dispute Resolution Act passed by Congress in 1992. In general, the 900 Number Rule prescribes the content of advertising for such services, requires that certain introductory disclosures be made (at no charge to the caller) and provides for the manner and content of billing and collection for such services. The FCC supplements this regulation by requiring that common carriers assign a telephone number to a provider of interstate pay per call services and offer billing and collection services to such a provider to assure compliance with the 900 Number Rule. In March 1997, the FTC initiated a 900 Number Rule rulemaking review proceeding to evaluate the operation of the 900 Number Rule and to determine whether the scope of the 900 Number Rule should be expanded to information services provided through dialing patterns other than 900 numbers. As part of this rulemaking review proceeding, the FTC has issued proposed revisions to the 900 Number Rule which, among other things, would expand the scope of the 900 Number Rule to information services provided through other dialing patterns, impose more stringent requirements on the establishment of pre-subscription arrangements governing the use of toll free numbers for pay per call services and require express verifiable authorization from a telephone subscriber in order for purchases to be billed to the telephone subscriber's telephone bill. The industry filed written comments to the FTC's proposed revisions in March 1999. The FTC held a workshop in May 1999. In addition to commenting on the FTC's proposed changes, the industry has requested certain other reforms, which would help reduce the charge-back rates. The Company cannot predict what final modifications to the 900 Number Rule will be implemented and what impact those modifications will have on the Company or the industry. The Company cannot predict whether any modifications will be made to the 900 Number Rule, and, if so, what impact they would have on the Company or its industry.

  The Telecommunications Act of 1996 also contains certain provisions, which may have an impact upon the Company. In general, this act eliminated the tariffed service exception from the pay per call rules and required the FCC to adopt new and more stringent rules for the use of toll free numbers for pay per call services because of abuses that arose from pay per call services offering toll free numbers. The FCC has proposed rules for the use of toll free numbers for pay per call services. The FCC has also proposed rules designed to restrict the use of toll free numbers in connection with pay per call information programming. Among the most significant changes to the toll free number rules are that pre-subscription agreements now must be executed in writing, require the use of a personal identification number (PIN), or other identifier unique to the subscriber and provide subscribers with a choice of the following billing methods: direct remit, debit prepaid account phone bill or credit or calling card. As an alternative, information providers may charge information services provided via toll free numbers with a prepaid account or debit, credit, charge or calling card if there is a preamble disclosing the costs, the point in time when the charges begin and billing methods. There are also corresponding disclosure requirements for soliciting pre-subscription agreements and for consumers' billing statements.

  In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do or may apply to the Company. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call.

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

ITEM 2. PROPERTIES

  The Company operated seven automated voice response facilities with 33,476 ports as of December 31, 1999 and 24 state-of-the-art call centers with 8,364 workstations as of December 31, 1999. Certain of the Company's call centers can be used interchangeably by both Inbound and Outbound.

  Inbound operates eight large volume, automated call-processing facilities located in Nebraska, Texas, Virginia, Oklahoma, Nevada, Louisiana, Alabama and Illinois. These facilities consist of 3,948 computer-assisted workstations. In 1999, Inbound employed an average of approximately 8,995 operators per day with peak employment of approximately 10,155 operators per day.

  Interactive operates seven large volume, automated voice response facilities located in Nebraska, Texas, Alberta (Canada), Oklahoma, Louisiana, Colorado and Virginia. Interactive has a total capacity of 33,476 voice response ports. Interactive is not a labor intensive business and employs approximately 281 managerial, staff and administrative personnel.

  Outbound operates 17 large volume, automated facilities located in Texas, Alabama, Arkansas, Louisiana Georgia, Florida and Illinois. Outbound maintains 4,416 computer-assisted workstations and in 1999 employed an average of 7,009 marketing representatives per day with peak employment of approximately 7,705 marketing representatives per day.

  The following table summarizes the location of and the number of telephone workstations at each of the Company's call centers for each of Inbound, Interactive and Outbound as of December 31, 1999.

                                                      Number of     Number of
                                                      Telephone   Voice Response
Call Centers                                         Workstations     Ports
------------                                         ------------ --------------
Inbound
  Omaha, Nebraska...................................      907            --
  San Antonio, Texas................................      520            --
  Hampton, Virginia.................................      708            --
  Tulsa, Oklahoma...................................      435            --
  Reno, Nevada......................................      318            --
  Baton Rouge, Louisiana............................      564            --
  Rockford, Illinois................................      272            --
  Dothan, Alabama...................................      224            --
                                                        -----
    Inbound Total...................................    3,948            --
                                                        -----
Interactive.........................................                     --
  Omaha, Nebraska...................................      --          20,879
  San Antonio, Texas................................      --           2,712
  Calgary, Alberta (Canada).........................      --             345
  Tulsa, Oklahoma...................................      --             940
  Baton Rouge, Louisiana............................                     240
  Denver, Colorado..................................                   7,616
  Hampton, Virginia.................................      --             744
                                                                      ------
    Interactive Total...............................                  33,476
                                                                      ------
Outbound
  San Antonio, Texas................................      849            --
  Universal City, Texas.............................      640            --
  El Paso, Texas....................................      582            --
  Killeen, Texas....................................      252            --
  Waco, Texas.......................................      252            --
  Lubbock, Texas....................................      252            --
  Odessa, Texas.....................................      117            --
  McAllen, Texas....................................      144            --
  Mobile, Alabama...................................      376            --
  Dothan, Alabama...................................       42
  Texarkana, Arkansas...............................      157            --
  Ft. Smith, Arkansas...............................      117            --
  Fayetteville, Arkansas............................      120            --
  Lafayette, Louisiana..............................      151            --
  Carbondale, Illinois..............................      117            --
  Tallahassee, Florida..............................      124
  Hinesville, Georgia...............................      124
                                                        -----
    Outbound Total..................................    4,416            --
                                                        -----
      Total.........................................    8,364         33,476
                                                        =====         ======

  The Company occupied approximately 1,181,000 square feet of office space at December 31, 1999. All of the facilities described above other than the facilities located in San Antonio, Texas (which are owned) are leased. The Company also owns 125,000 square feet of office space in a corporate headquarters building in Omaha, Nebraska.

  The Company believes that its facilities are adequate for its current requirements and that additional space will be available as required. See Note D to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding the Company's obligations under its facilities leases.

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

  Richard Carney, et al. v. West TeleServices, Inc., West Telemarketing Corporation, West Telemarketing Corporation Outbound, West Telemarketing Insurance Agency, Inc., Hal Morris, Matt Mazzarella and John Erwin (Cause No. 97-CI-15780) was filed on October 31, 1997, in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, Inbound, Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. The Court conducted hearings on West's motion for summary judgment and plantiff's class certification motion on November 8, 1999. No ruling has yet been issued.

  Outbound is a defendant in a case filed on July 28, 1997, entitled Schurman, Bowers, et al., individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina (Civil Action No. 4:97-2635-12). Outbound is also named as a defendant in a Fourth Amended Complaint filed on October 26, 1998, in the case of Chris Bone, et al., individually and as class representatives, vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of Southern States, Inc.; and West Telemarketing Outbound Corporation, which is also pending in United States District Court for the District of South Carolina (Civil Action No. 4:96-3527-
22). Plaintiffs in both cases allege claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers by AT&T of rate programs and long distance services which were allegedly either unavailable or not provided to plaintiffs. Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of its programs and services. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. No class has been certified in either case. The federal judge to whom both cases are assigned has consolidated the cases and referred all issues in both cases to the FCC. The judge also stayed both cases pending the outcome of the FCC referral.

  Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH
(AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by Outbound of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchase the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. Pre-trial discovery, including discovery on plaintiffs' damage claims and theories, actively began in the second quarter of 1999. Outbound filed preliminary motions for summary judgment on August 16, 1999. The Court assigned all preliminary matters to a U.S. magistrate who heard all pending motions, except the motion for summary judgment, on September 24, 1999. The Court denied Outbound's motion requesting plaintiffs be required to join RTC, Old Stone Bank and a bank employee as defendants and dismissed, without prejudice, all of plaintiff's motions related to discovery issues. On November 19, 1999, the U.S. magistrate granted West's motion for summary judgment in full. On December 9, 1999, the plaintiffs appealed to the U.S. Fifth Circuit Court of Appeals the summary judgment granted Outbound by the United States District Court for the Northern District of Texas, Dallas Division. The briefing schedule has not yet been set.

  A settlement agreement was reached in the Lamar Andrews, et al., Plantiff v. American Telephone & Telegraph Company, et al., Defendants, (No. CV 191--175) and Janie Gilchrist, individually and on behalf of a class of all other persons similarly situated, v. Direct American Marketers, Inc., Anthony Brown, Integretel, Inc., Troy Eaden, Gary West, Interactive and Bellsouth Corporation, (File No. CV 197-233) cases disclosed earlier in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Pursuant to the settlement agreement Interactive agreed to pay settlement costs for which all claims relating to Interactive and the individuals related to the Company named therein were settled. Joint dismissal of both cases was filed on February 11, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

 Name                   Age Position
 ----                   --- --------
 Gary L. West..........  54 Co-Chairman of the Board and Director
 Mary E. West..........  54 Vice Chair of the Board, Secretary and Director
 Troy L. Eaden.........  37 Co-Chairman of the Board and Director
 Thomas B. Barker......  45 President, Chief Executive Officer and Director
 Nancee Shannon Berger.  39 Chief Operating Officer
 Michael A. Micek......  50 Chief Financial Officer, Executive Vice President--
                            Finance and Treasurer
 John W. Erwin.........  37 President--Direct Teleservices
 Mark V. Lavin.........  41 President--Operator Teleservices
 Steven M. Stangl......  41 Executive Vice President--Interactive Teleservices
 Michael M. Sturgeon...  38 Executive Vice President--Sales and Marketing
 Jon R. Hanson.........  33 Executive Vice President--Administrative Services
                            and Chief Administrative Officer

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

  Troy L. Eaden co-founded the Company with Mrs. West in January 1986. Mr. Eaden has served as Co-Chairman of the Board since September 1998. He served as the principal executive of the Company beginning in 1989 and formally held the title of Chief Executive Officer from March 1995 to September 1998. Mr. Eaden was employed by WATS from May 1980 to December 1985.

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

  Jon R. (Skip) Hanson joined the company in 1991 as a Business Analyst. Mr. Hanson was promoted to Vice President, Corporate Administrative Services in June 1996. In October 1999, he was promoted to Chief Administrative Officer and Executive Vice President. Prior to joining the Company, Mr. Hanson was a consultant with Andersen Consulting from 1989 to 1991.

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

                                                                  High     Low
                                                                 ------- -------
   1997
   ----
   First Quarter................................................ $25 1/4 $12
   Second Quarter............................................... $16 1/4 $12 3/8
   Third Quarter................................................ $16 3/8 $12 1/2
   Fourth Quarter............................................... $15 1/8 $10 1/8
   1998
   ----
   First Quarter................................................ $17 3/8 $11 1/2
   Second Quarter............................................... $18 1/4 $11 1/4
   Third Quarter................................................ $15 1/4 $ 9 1/4
   Fourth Quarter............................................... $14 1/4 $ 8 3/8
   1999
   ----
   First Quarter................................................ $12 1/4 $ 8 1/2
   Second Quarter............................................... $10 5/8 $ 7 3/8
   Third Quarter................................................ $12 5/8 $ 8 3/8
   Fourth Quarter............................................... $25     $11 5/8

  As of March 1, 2000, there were 77 holders of record of Common Shares. As of the same date, there were a total of 63,821,365 Common Shares issued and outstanding. No dividends have been declared with respect to the Common Shares since the Initial Public Offering. The Company currently intends to retain earnings to finance the growth and development of its business and for working capital and general corporate purposes, and does not anticipate paying cash dividends on the Common Shares in the foreseeable future. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth, for the periods on and at the dates indicated, selected historical consolidated financial data of Company. The selected consolidated historical financial data has been derived from the audited historical consolidated financial statements of the Company. The Company's consolidated financial statements as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997 and Deloitte & Touche LLP's audit report with respect thereto have been included elsewhere in this Annual Report on Form 10-K. The information is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                        Year ended December 31,
                              ------------------------------------------------
                                1999      1998      1997      1996      1995
                              --------  --------  --------  --------  --------
                                (in thousands, except for per share and
                                        selected operating data)
Income Statement Data:
  Revenue.................... $562,444  $482,823  $398,832  $317,210  $256,894
  Cost of services...........  288,503   256,494   220,858   180,380   146,531
  Selling, general and
   administrative expenses...  194,433   152,838   118,878    87,499    70,575
                              --------  --------  --------  --------  --------
  Net operating income.......   79,508    73,491    59,096    49,331    39,788
  Net other income (expense).      850     1,269     1,716    (3,420)   (3,389)
                              --------  --------  --------  --------  --------
  Net income before income
   tax expense...............   80,358    74,760    60,812    45,911    36,399
  Actual income tax expense..   30,604    28,769    23,402     4,213       828
  Pro Forma Information (1):
    Income tax expense.......      --        --        --     12,950    13,130
                              --------  --------  --------  --------  --------
    Net income............... $ 49,754  $ 45,991  $ 37,410  $ 28,748  $ 22,441
                              ========  ========  ========  ========  ========
    Earnings per share:
      Basic.................. $   0.79  $   0.73  $   0.59  $   0.52  $   0.42
      Diluted................ $   0.77  $   0.73  $   0.59  $   0.52  $   0.42
    Weighted average number
     of common shares
     outstanding:
      Basic..................   63,330    63,330    63,330    54,891    53,968
      Diluted................   64,380    63,353    63,346    54,966    53,968
Selected Operating Data:
  Operating margin...........     14.1%     15.2%     14.8%     15.6%     15.5%
  Number of workstations (at
   end of period)............    8,364     7,624     5,931     4,440     3,158
  Number of ports (at end of
   period)...................   33,476    11,160     8,056     5,804     3,870
                                           As of December 31,
                              ------------------------------------------------
                                1999      1998      1997      1996      1995
                              --------  --------  --------  --------  --------
Balance Sheet Data:
  Working capital............ $104,427  $ 70,699  $ 55,320  $ 46,169  $  6,550
  Property and equipment,
   net.......................  167,934   144,139   111,710    70,608    45,889
  Total assets...............  408,989   326,139   282,150   238,285   123,452
  Total debt.................   45,196    30,952    21,686    22,523    41,743
  Stockholders' equity.......  291,962   242,208   196,217   158,879    38,229

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

  Revenue: Inbound services represented approximately 44.8% of total revenue for the year ended December 31, 1999. Revenue for Inbound services is primarily generated at the time calls are answered by a telemarketing representative based on the number of calls and/or minutes received and processed on behalf of clients. Inbound services also generates revenue from calls transferred to telemarketing representatives from interactive voice response units and by providing assistance to clients in the design and implementation of new applications.

  Interactive services represented approximately 23.4% of total revenue for the year ended December 31, 1999. Revenue for Interactive services is primarily generated at the time calls are received or sent by automated voice response units and is billed based on call duration.

  Outbound services represented approximately 31.8% of total revenue for the year ended December 31, 1999. Revenue for Outbound services is generated generally on an hourly basis based on the time the marketing representatives place calls to consumers on behalf of clients. Outbound services also generate revenue by providing assistance to clients in the design and programming of customized applications.

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

  The Company manages its direct labor costs through its flexible staffing and scheduling initiatives. In particular, the Company has developed its own proprietary scheduling systems which are designed to optimize staffing and pay levels in anticipation of fluctuating call volumes as clients' campaigns are scheduled. The Company seeks to control its direct labor costs by decentralizing its operations and by seeking new geographic markets which offer attractive labor market characteristics for its Inbound and Outbound services. Direct labor rates fluctuate based upon local market factors such as the size and availability of a part-time workforce in addition to local economic growth. Labor rates are adjusted, as necessary, to attract the required number of service representatives during seasonal fluctuations. During the year ended December 31, 1999, the Company experienced improvement in direct costs as a percentage of revenue due in part to more favorable labor rates realized by entering new local markets.

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

  Prior to the reorganization in November 1996, Inbound, Interactive and Outbound elected to be treated as "Small Business Corporations" for income tax purposes. Under this election, all income and expense flowed through to the stockholders on a pro rata basis for income tax purposes. Accordingly, no provision for actual income taxes had been provided for during this period except for certain state taxes, which were applicable to "Small Business Corporations." Prior to the closing of the Company's Initial Public Offering and simultaneously with the reorganization, the subsidiary companies terminated their Small Business Corporation status and became subject to Federal and state income taxes.

Results of Operations

  The following table sets forth the Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

                                                                 Year ended
                                                                December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
   Revenue................................................. 100.0% 100.0% 100.0%
   Cost of services........................................  51.3   53.1   55.4
   Selling, general and administrative expenses............  34.6   31.7   29.8
   Net operating income....................................  14.1   15.2   14.8
   Net other income (expense)..............................   0.2    0.3    0.5
   Net income before income tax expense....................  14.3   15.5   15.3
   Income tax expense......................................   5.4    6.0    5.9
                                                            -----  -----  -----
   Net income..............................................   8.9%   9.5%   9.4%
                                                            =====  =====  =====

  Years Ended December 31, 1999 and 1998

  Revenue: Revenue increased $79.6 million or 16.5% to $562.4 million in 1999 from $482.8 million in 1998. The increase in revenue included $32.6 million derived from new clients and $47.0 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

  During the year ended December 31, 1999, the Company provided service to more than 900 clients. Eighty percent of the Company's total revenue was generated by 46 clients. During 1999,

AT&T remained the Company's largest client and accounted for 32% of total revenue, down from 33% in 1998.

  Cost of Services: Cost of service represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $32.0 million or 12.5% for the year ended December 31, 1999 to $288.5 million from $256.5 million for the comparable period of 1998. As a percentage of revenue, cost of services decreased to 51.3% for 1999 compared to 53.1% for 1998. The decreases in direct costs as a percentage of revenues can be attributed to continued favorable labor costs due to the deployment of new facilities earlier in 1999 and the shift in operating activity from interactive teleservices to direct and operator teleservices divisions. Historically, Interactive has higher cost of services to generate revenue.

  Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased by $41.6 million or 27.2% to $194.4 million for the year ended December 31, 1999, from $152.8 million in 1998. As a percentage of revenue, SG&A expenses increased to 34.6% for the year ended December 31, 1999, compared to 31.7% in 1998. The increase can be attributed to increased depreciation expense taken on new call centers, SG&A expenses related to 1999 facility site development and the shift in operating activity to operator teleservices. Depreciation for the twelve months ended December 31, 1999 was $35.7 million compared to $25.6 million in 1998. The change in revenue mix accounted for 1.8% of the shift from direct costs of services to SG&A. The remaining 1.1% increase can be explained by 0.7% in increased depreciation and the remaining 0.4% is due to the under utilization of assets in Outbound teleservices.

  Net Operating Income: Net operating income increased by $6.0 million or 8.2% to $79.5 million in 1999 from $73.5 million in 1998. For the twelve months ended December 31, 1999, operating income as a percentage of revenue decreased 1.1% to 14.1% from 15.2% for 1998. Operating margins were lower than expected in the second quarter at 12.8%, due to a reduction in minutes by Outbound's largest customer, AT&T, but have increased to 14.3% in the fourth quarter.

  Net Other Income (Expense): Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities and capital leases. Other income (expense) for the year ended December 31, 1999, totaled $0.9 million compared to $1.3 million for 1998. This decrease was due primarily to an increase in interest expense related to new capital leases.

  Net Income: Net income increased by $3.8 million or 8.2% for the year ended December 31, 1999, to $49.8 million from net income of $46.0 million in 1998. Net income includes a provision for income tax expense at a combined effective rate of 38.1% and 38.5% for 1999 and 1998, respectively.

  Years Ended December 31, 1998 and 1997

  Revenue: Revenue increased $84.0 million or 21.1% to $482.8 million in 1998 from $398.8 million in 1997. The increase in revenue included $19.6 million derived from new clients and $64.4 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

  During the year ended December 31, 1998, the Company provided service to more than 800 clients. Eighty percent of the Company's total revenue was generated by 41 clients. During 1998, AT&T remained the Company's largest client and accounted for 33% of total revenue.

  Cost of Services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Cost of services increased $35.6 million or 16.1% for the year ended December 31, 1998, to $256.5 million from $220.9 million for the comparable period of 1997. As a percentage of revenue, cost of services decreased to 53.1% for 1998 compared to 55.4% for 1997. The decreases are partially due to the addition of call centers in new markets that had available, cost-effective quality labor. Call center additions in 1998 included Rockford, Illinois; Reno, Nevada; Baton Rouge, Louisiana; Texarkana, Arkansas; Carbondale, Illinois; Lafayette, Louisiana; Ft. Smith, Arkansas; McAllen, Texas and Fayetteville, Arkansas.

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

  Net Operating Income: Net operating income increased by $14.4 million or 24.4% to $73.5 million in 1998 from $59.1 million in 1997. As a percentage of revenue, net operating income increased slightly to 15.2% for the year ended December 31, 1998, compared to 14.8% in 1997, due to the factors discussed above for Revenue, Cost of Services and SG&A Expenses.

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

  Net Income: Net income increased by $8.6 million or 22.9% for the year ended December 31, 1998, to $46.0 million from $37.4 million in 1997. Net income includes a provision for actual income tax expense at a combined effective rate of 38.5% for 1997 and 1998.

  Liquidity and Capital Resources

  The Company's primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

  The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The Company previously had a $20.0 million revolving credit facility, which expired on June 29, 1999. This credit facility was renewed on June 29, 1999 for $25.0 million under substantially the same terms and conditions. There were no borrowings outstanding under this facility at December 31, 1999. The Company's credit facility contains certain financial and other covenants, which were met at December 31, 1999. The renewed credit facility expires on June 28, 2000. The Company believes it could increase the amount of the facility, or renew the facility upon expiration, if needed.

  The Company also has a $10.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay per call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. Borrowings bear interest at 1.0% below the prime rate (actual rate 7.50% at December 31, 1999). The Company previously had a $15.0 million credit facility which expired on June 29, 1999. This credit facility was renewed on June 29, 1999 for $10.0 million under substantially the same terms and conditions. There were no borrowings outstanding under this facility at December 31, 1999. The Company believes it could increase the amount of the facility, or renew the facility upon expiration, if needed.

  On April 1, 1999 the Company obtained promissory notes from a bank for $6.0 million to finance the growth in operations. The notes will be paid in 36 monthly installments of $185,000 and bear interest at 6.75%.

  Throughout 1999, the Company purchased $22.0 million of furniture and telephone and computer equipment financed through notes payable to vendors and banks and capital leases over three years which bear interest from 6.10% to 8.10%.

  Net cash flow from operating activities was $114.2 million for the year ended December 31, 1999, compared to net cash flow from operating activities of $11.9 and $45.1 million for the years ended December 31, 1998 and 1997, respectively. The increase was due principally to decreases in accounts receivable and increases in depreciation, accounts payable and other liabilities and accrued expenses.

  Net cash flow used in investing activities was $51.6 million for the year ended December 31, 1999, compared to $43.5 million and $49.6 million, for the comparable periods of 1998 and 1997, respectively. The net cash flow used in investing activities was primarily due to investments in call centers to support the growth of the Company's business and the issuance of notes receivable to specific customers.

  Net cash flow used in financing activities was $7.7 million for the year ended December 31, 1999, compared to $1.3 million and $10.8 million, for the comparable periods of 1998 and 1997, respectively. The net cash flow used in financing activities for the year ended December 31, 1999, was due primarily for payments on capital lease obligations. Net cash flow used in financing activities for the year ended December 31, 1998, was due primarily to the repayment of $6.0 million in long-term debt obligations offset partially by $2.7 million in cash borrowings under existing lines of credit and the net change in the accounts receivable financing program. The net cash flow used in financing activities for the year ended December 31, 1997, was used primarily for the repayment of $17.6 million in debt and capital lease obligations offset by $6.8 million in cash received from the accounts receivable financing program.

  The Company is subject to lawsuits and claims, which arise out of the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Management believes, except for the items listed in Note H to the notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, for which management is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

Capital Expenditures

  The Company's operations will continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $60.9 million for the year ended December 31, 1999. Capital expenditures for 1999 consisted primarily of furniture and telephone and computer equipment purchases. The Company projects its capital expenditures for 2000 to be approximately $40 million to $50 million, primarily for capacity expansion and upgrades at existing facilities and the addition of two call centers.

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

Year 2000

  The Company's program to address the Year 2000 issue consisted of the following phases: awareness, assessment, remediation, testing and contingency planning. As of December 31, 1999 all phases were completed. The Company did not experience any significant disruption as a result of the Year 2000 issue, but the Company can provide no assurance that disruptions may still not occur due to the Year 2000 issue.

  The Company's program was initiated and executed to prevent interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and to test for readiness. The Company expended $2.1 million for the purchase of new hardware and software. Additionally, $3.8 million was expended for personnel and non-capital expenses. These costs were funded through operating cash flows.

 The Company completed its assessment of its Year 2000 risks related to relationships with its critical third-party suppliers and customers. Despite these efforts, the Company can provide no assurance that all of its suppliers' and customers' Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems which would significantly impact its operations.

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

  The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $45.2 million of long-term obligations and $35.0 million of credit facilities with variable interest rates. There were no borrowings outstanding under these credit facilities at December 31, 1999. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's results of operations given the Company's currently existing obligations under such long-term obligations and credit facilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of stockholders to be held on May 10, 2000. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of stockholders to be held on May 10, 2000. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of stockholders to be held on May 10, 2000. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of stockholders to be held on May 10, 2000. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

  (a) Documents filed as a part of the report:

    (1) Financial Statements:

      Reports of Independent Auditors......................................  F-1
      Consolidated balance sheets as of December 31, 1999 and 1998.........  F-2
      Consolidated statement of operations for the years ended December 31,
       1999, 1998 and 1997.................................................  F-3
      Consolidated statements of stockholders' equity for the years ended
       December 31, 1999, 1998 and 1997....................................  F-4
      Consolidated statements of cash flows for the years ended December
       31, 1999, 1998 and 1997.............................................  F-5
      Notes to the Consolidated Financial Statements.......................  F-6

    (2) Financial Statement Schedules:

      Report of Independent Auditors....................................... S-1
      Schedule II (Consolidated valuation accounts for the three years ended December 31, 1999)............................................ S-2

    (3) Exhibits

  Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

 Exhibit
 Number                                Description
 -------                               -----------
  3.01   Restated Certificate of Incorporation of the Company (Exhibit 3.01 to
         Registration Statement under Form S-1 (Amendment No. 2) dated November
         21, 1996, File No. 333-13991)
  3.02   Restated Bylaws of the Company (Exhibit 3.02 to Registration Statement
         under Form S-1 (Amendment No. 2) dated November 21, 1996, File No.
         333-13991)
 10.01   Form of Registration Rights Agreement (Exhibit 10.01 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
         File No. 333-13991)
 10.02   Bill of Sale & Assignment, dated October 30, 1996, from West
         Telemarketing Corp. to Troy L. Eaden (Exhibit 10.02 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
         File No. 333-13991)
 10.03   Purchase Agreement, dated March 14, 1996, between West Telemarketing
         Corporation and Executive Jet Sales, Inc. (Exhibit 10.03 to
         Registration Statement under Form S-1 (Amendment No. 1) dated November
         12, 1996, File No. 333-13991)
 10.04   1996 Stock Incentive Plan (Exhibit 10.04 to Registration Statement
         under Form S-1 (Amendment No. 1) dated November 12, 1996, File No.
         333-13991)
 10.05   Agreement and Plan of Reorganization (Exhibit 10.05 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November 21, 1996,
         File No. 333-13991)
 10.06   Employment Agreement between the Company and Thomas B. Barker dated
         January 1, 1996, as amended September 1, 1998 (Exhibit 10.01 to Form
         10-Q dated November 12, 1998, File No. 000-21771)
 10.07   Employment Agreement between the Company and Michael A. Micek dated
         January 1, 1996, as amended September 1, 1998 (Exhibit 10.02 to Form
         10-Q dated November 12, 1998, File No. 000-21771)
 10.08   Employment Agreement with Troy L. Eaden dated June 30, 1991, as amended October 1, 1998 (Exhibit 10.08 to Form 10-K dated March 31,
         1999)
 10.09   Employment Agreement the Company and John W. Erwin dated January 1,
         1996, as amended September 1, 1998 (Exhibit 10.03 to Form 10-Q dated
         November 12, 1998, File No. 000-21771)
 10.10   Stock Redemption Agreement, dated April 9, 1996, by and among John W.
         Erwin, Gary L. West, Mary E. West and Troy L. Eaden (Exhibit 10.11 to
         Registration Statement under Form S-1 (Amendment No. 1) dated November
         12, 1996, File No. 333-13991)
 10.11   Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, Troy L. Eaden and the Company
         (Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No.
         2) dated November 21, 1996, File No. 333-13991)
 10.12   Personnel Company Subscription Service Agreement, dated as of November
         12, 1996, between West Telemarketing Insurance Agency, Inc. and West
         Telemarketing Corporation Outbound (Exhibit 10.13 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November 21, 1996,
         File No. 333-13991)
 10.13   Lease, dated September 1, 1994, by and between West Telemarketing
         Corporation and 99-Maple Partnership (Exhibit 10.14 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
         File No. 333-13991)

 Exhibit
 Number                                Description
 -------                               -----------
 10.14   Employment Agreement between the Company and Nancee S. Berger, dated
         January 1, 1996 amended September 1, 1998 (Exhibit 10.05 to Form 10-Q dated November 12, 1998, File No. 000-21771)
 10.15   Employee Stock Purchase Plan dated July 1, 1997 (Exhibit 10.01 to Form
         10-Q dated August 14, 1997, File No. 000-21771)
 10.16   Employment Agreement between the Company and Mark V. Lavin dated July
         1, 1996, as amended September 1, 1998 (Exhibit 10.04 to Form 10-Q dated November 12, 1998, File No. 000-21771)
 10.17   Employment Agreement between the Company and Steven M. Stangl dated
         January 1, 1996, as amended September 1, 1998 (Exhibit 10.06 to Form
         10-Q dated November 12, 1998, File No. 000-21771)
 10.18   Employment Agreement between the Company and Michael M. Sturgeon, dated March 17, 1997, as amended February 22, 1999 (Exhibit 10.18 to
         Form 10-K dated March 31, 1999)
 10.19   Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999
 21.01   Subsidiaries of the Company (Exhibit 21.01 to Registration Statement
         under Form S-1 (Amendment No. 2) dated November 21,1996, File No. 333-
         13991)
 23.01   Consent of Deloitte & Touche LLP
 27      Financial Data Schedule for the year ended December 31, 1999

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

March 15, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

         /s/ Gary L. West              Co-Chairman of the Board     March 15, 2000
______________________________________  and Director
             Gary L. West

         /s/ Mary E. West              Vice Chair of the Board      March 15, 2000
______________________________________  and Director
             Mary E. West

        /s/ Troy L. Eaden              Co-Chairman of the Board     March 15, 2000
______________________________________  and Director
            Troy L. Eaden

       /s/ Thomas B. Barker            President and Chief          March 15, 2000
______________________________________  Executive Officer and
           Thomas B. Barker             Director (Principal
                                        Executive Officer)

       /s/ Michael A. Micek            Chief Financial Officer,     March 15, 2000
______________________________________  Executive Vice President-
           Michael A. Micek             Financial and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

      /s/ William E. Fisher            Director                     March 15, 2000
______________________________________
          William E. Fisher

        /s/ Greg T. Sloma              Director                     March 15, 2000
______________________________________
            Greg T. Sloma

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West TeleServices Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West TeleServices Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West TeleServices Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 1, 2000

                         WEST TELESERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except per share amounts)

                                                               December 31,
                                                            -------------------
                                                              1999       1998
                                                            ---------  --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................  $  61,865  $  6,928
 Accounts receivable, net of allowance for doubtful
  accounts of $4,717 and $1,870...........................     88,056    98,300
 Notes receivable.........................................     18,604     3,462
 Accounts receivable--financing...........................        267     2,637
 Other....................................................     16,348    14,798
                                                            ---------  --------
   Total current assets...................................    185,140   126,125
PROPERTY AND EQUIPMENT:
 Land and improvements....................................      5,355     5,183
 Buildings................................................     29,908    27,746
 Telephone and computer equipment.........................    164,691   124,950
 Office furniture and equipment...........................     30,748    25,982
 Leasehold improvements...................................     41,372    34,703
 Construction in process..................................      6,731     7,117
                                                            ---------  --------
   Total property and equipment...........................    278,805   225,681
 Accumulated depreciation and amortization................   (110,871)  (81,542)
                                                            ---------  --------
   Total property and equipment, net......................    167,934   144,139
GOODWILL, net of accumulated amortization of $5,222 and
 $3,537...................................................     45,311    46,996
NOTES RECEIVABLE AND OTHER ASSETS.........................     10,604     8,879
                                                            ---------  --------
TOTAL ASSETS..............................................  $ 408,989  $326,139
                                                            =========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable--bank......................................  $     --   $  2,000
 Notes payable--financing.................................        --        344
 Accounts payable.........................................     33,745    12,857
 Customer deposits and holdbacks..........................      9,273    13,476
 Accrued wages and benefits...............................      7,411     5,305
 Accrued phone expense....................................      5,245     9,052
 Other current liabilities................................     10,157     4,146
 Current maturities of long-term obligations..............     14,882     8,246
                                                            ---------  --------
   Total current liabilities..............................     80,713    55,426
LONG-TERM OBLIGATIONS, less current maturities............     30,314    22,706
DEFERRED INCOME TAXES.....................................      6,000     5,799
COMMITMENTS AND CONTINGENCIES (Note H)....................        --        --
STOCKHOLDERS' EQUITY
 Preferred stock $0.01 par value, 10,000 shares
  authorized,no shares issued and outstanding.............        --        --
 Common stock $0.01 par value, 200,000 shares authorized,
  63,330 shares issued and outstanding....................        633       633
 Additional paid-in capital...............................    157,647   157,647
 Retained earnings........................................    133,682    83,928
                                                            ---------  --------
   Total stockholders' equity.............................    291,962   242,208
                                                            ---------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $ 408,989  $326,139
                                                            =========  ========

   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in Thousands Except Per Share Amounts)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
REVENUE.......................................... $562,444  $482,823  $398,832
COST OF SERVICES.................................  288,503   256,494   220,858
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....  194,433   152,838   118,878
                                                  --------  --------  --------
NET OPERATING INCOME.............................   79,508    73,491    59,096
OTHER INCOME (EXPENSE):
  Interest income................................    3,596     3,762     3,240
  Interest expense--including interest expense--
   financing of $490, $772 and $320..............   (3,373)   (1,627)   (1,049)
  Other, net.....................................      627      (866)     (475)
                                                  --------  --------  --------
    Net other income (expense)...................      850     1,269     1,716
                                                  --------  --------  --------
INCOME BEFORE INCOME TAX EXPENSE.................   80,358    74,760    60,812

INCOME TAX EXPENSE:
  Current income tax expense.....................   31,476    27,340    22,392
  Deferred income tax expense....................     (872)    1,429     1,010
                                                  --------  --------  --------
    Income tax expense...........................   30,604    28,769    23,402
                                                  --------  --------  --------

NET INCOME....................................... $ 49,754  $ 45,991  $ 37,410
                                                  ========  ========  ========
EARNINGS PER COMMON SHARE:
  Basic.......................................... $   0.79  $   0.73  $   0.59
                                                  ========  ========  ========
  Diluted........................................ $   0.77  $   0.73  $   0.59
                                                  ========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic common shares............................   63,330    63,330    63,330
  Dilutive impact of potential common shares from
   stock options.................................    1,050        23        16
                                                  --------  --------  --------
  Diluted common shares..........................   64,380    63,353    63,346
                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)

                                                                       Total
                                         Common Paid-in   Retained Stockholders'
                                         Stock  Capital   Earnings    Equity
                                         ------ --------  -------- -------------
BALANCE, January 1, 1997................  $633  $157,719  $    527   $158,879
  Stock registration costs..............   --        (72)      --         (72)
  Net income............................   --        --     37,410     37,410
                                          ----  --------  --------   --------
BALANCE, December 31, 1997..............   633   157,647    37,937    196,217
  Net income............................   --        --     45,991     45,991
                                          ----  --------  --------   --------
BALANCE, December 31, 1998..............   633   157,647    83,928    242,208
  Net income............................   --        --     49,754     49,754
                                          ----  --------  --------   --------
BALANCE, December 31, 1999..............  $633  $157,647  $133,682   $291,962
                                          ====  ========  ========   ========



   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................  $ 49,754  $ 45,991  $ 37,410
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Depreciation and amortization................    37,343    27,284    20,635
    Loss on sale of equipment....................       170        58       238
    Deferred income tax expense..................      (872)    1,429     1,010
  Changes in operating assets and liabilities:
    Accounts receivable..........................     8,244   (36,699)  (19,457)
    Other assets and vendor receivables..........    (1,610)  (11,139)     (209)
    Accounts payable.............................    20,888    (6,091)   (4,323)
    Other current liabilities and accrued
     expenses....................................     3,200      (637)    2,487
    Income tax payable...........................     1,307       706    (2,472)
    Customer deposits and holdbacks..............    (4,203)   (8,999)    9,813
                                                   --------  --------  --------
      Net cash flows from operating activities...   114,221    11,903    45,132
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............   (38,953)  (44,551)  (43,852)
  Proceeds from disposal of property and
   equipment.....................................     1,285     1,684       287
  Issuance of notes receivable...................   (15,401)   (6,990)   (7,442)
  Proceeds from payments of notes receivable.....     1,471     6,338     1,430
                                                   --------  --------  --------
      Net cash flows from investing activities...   (51,598)  (43,519)  (49,577)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt.................     6,000       --        --
  Payments of long-term obligations..............   (13,712)   (5,954)  (17,562)
  Net change in line of credit agreement.........    (2,000)    2,000       --
  Net change in accounts receivable financing and
   notes payable financing.......................     2,026     2,678     6,834
  Payments for stock registration costs..........       --        --        (72)
                                                   --------  --------  --------
      Net cash flows from financing activities...    (7,686)   (1,276)  (10,800)
                                                   --------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........    54,937   (32,892)  (15,245)
CASH AND CASH EQUIVALENTS, Beginning of period...     6,928    39,820    55,065
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, End of period.........  $ 61,865  $  6,928  $ 39,820
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.......  $  3,092  $  1,627  $  1,381
                                                   ========  ========  ========
  Cash paid during the period for income taxes...  $ 29,842  $ 26,366  $ 24,877
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 ACTIVITIES:
  Acquisition of property through assumption of
   long-term obligations.........................  $ 21,956  $ 15,220  $ 16,725
                                                   ========  ========  ========
  Reduction of accounts receivable through
   issuance of notes receivable..................  $  2,000  $  2,724  $  1,114
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Description--West TeleServices Corporation (WTSC) and its direct and indirect subsidiaries (West Telemarketing Corporation (WTC), West Interactive Corporation (WIC), West Telemarketing Corporation Outbound (WTCO), Interactive Billing Services, Inc. (IBS) and West Interactive Canada, Inc.
(WICI)) (the "Company") provide a full range of customized telecommunications-based services to business clients on an outsourced basis. The Company is a leading provider of inbound operator services, automated voice response services and outbound direct teleservices through its call centers located throughout the United States and in Canada. The Company's inbound operator services ("Inbound") consist of live operator call-processing applications such as order capture, customer service and product support. The Company's automated voice response services ("Interactive") consist of computerized call-processing applications, such as automated product information requests, pre-paid call card services and secure automated credit card activation. The Company's outbound direct teleservices ("Outbound") consist of live operator direct marketing applications, such as product sales, customer acquisition and retention campaigns. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all three of its businesses.

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

  Revenue Recognition--Inbound revenue is recognized at the time calls are answered by a telemarketing representative based on the number of calls and/or minutes received and processed on behalf of clients. Interactive revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Outbound revenue is generally recognized on an hourly rate basis at the time the telemarketing representatives place calls to consumers on behalf of its clients. The customer is obligated to pay for these services when these activities have been performed. Both Inbound and Outbound also generate revenue by providing assistance to their clients in the design and programming of customized applications which are generally recognized on a hourly basis at the time the services are provided.

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

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

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

  Income Taxes--The Company and its wholly-owned subsidiaries file a consolidated income tax return. The Company uses an asset and liability approach for the financial reporting of income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting.

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

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

  Reclassifications--Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

B. ACCOUNTS RECEIVABLE FINANCING PROGRAM

  The Company maintains a line of credit with three participating banks in the amount of $10,000. Outstanding borrowings totaled $ -0- and $344 at December 31, 1999 and 1998, respectively. Borrowings bear interest at 1.0% below the prime rate (actual rate 7.50% at December 31, 1999) to fund customer advances. Substantially all current assets of WIC are pledged as collateral on the line of credit, which expires June 28, 2000. The Company had advances to Interactive customers through their accounts receivable financing programs aggregating $267 and $2,637 at December 31, 1999 and 1998, respectively. Under terms of the programs, advances are collateralized by the customer's accounts receivable from unrelated national billing services. The Company charges interest at the prime rate plus 3.0% (actual rate 11.50% at December 31, 1999).

C. LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

  The Company has a $25,000 unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0% (actual rate 7.5% at December 31, 1999). The revolving credit facility expires on June 28, 2000. Outstanding borrowings under the revolving credit facility totaled $ -0- and $2,000 at December 31, 1999 and 1998, respectively. The Company's credit facility contains certain financial and other covenants which contain current ratio and tangible net worth requirements and limitations on indebtedness, among others. The financial covenants were met at December 31, 1999.

  Long-term obligations consist of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
   Mortgage note payable to bank, due in monthly installments of $102 including interest at 7.63% with a balloon payment at maturity at February 1, 2003............................  $11,977 $12,271
   Notes payable to vendor, due in monthly installments of $215 including interest from 3.54% to 5.40% maturing from March
    30, 2000 to January 1, 2002................................    3,098   4,412
   Notes payable to bank, due in monthly installments of $176
    including interest at 6.20% maturing October 28, 2001......    3,802   5,758
   Notes payable to bank, due in monthly installments of $185
    including interest at 6.75% maturing April 1, 2002.........    4,780     --
   Capital lease obligations (See Note D)......................   21,539   8,511
                                                                 ------- -------
                                                                  45,196  30,952
     Less current maturities:
     Debt......................................................    5,771   4,305
     Capital lease obligations (See Note D)....................    9,111   3,941
                                                                 ------- -------
   Current maturities of long-term obligations.................   14,882   8,246
                                                                 ------- -------
   Long-term obligations.......................................  $30,314 $22,706
                                                                 ======= =======

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

  Substantially all assets of the Company and its direct and indirect subsidiaries are pledged as collateral on their debt. The agreements contain restrictive covenants, which, among other things, require the maintenance of certain ratios and minimum tangible net worth, as defined in the agreements.

  Scheduled maturities on long-term debt excluding capital lease obligations described in Note D, are as follows:

           2000...................................... $ 5,771
           2001......................................   5,718
           2002......................................   1,221
           2003......................................  10,947

D. LEASES

  The Company leases certain land, buildings and equipment under operating and capital leases, which expire at varying dates through September 2007. Rent expense on operating leases was $4,595, $4,190 and $2,666 for the years ended December 31, 1999, 1998 and 1997, respectively, exclusive of related party lease expense as discussed in Note E. On all real estate leases, the Company pays real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to five-years. All of the capital leases call for transfer of ownership or contain bargain purchase options at the end of the lease term. Amortization of assets purchased through capital lease agreements is included in depreciation expense.

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Assets under capital leases consist of:
     Telephone and computer equipment......................... $24,490  $17,012
     Office furniture and equipment...........................   2,361    4,097
     Lease/building improvements..............................     633      633
                                                               -------  -------
         Total cost...........................................  27,484   21,742
   Accumulated depreciation...................................  (6,621)  (5,463)
                                                               -------  -------
   Net book value............................................. $20,863  $16,279
                                                               =======  =======

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

  Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more, minimum future lease payments and present value of the net minimum lease payments are as presented below exclusive of related party leases as discussed in Note E:

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
   Year Ending December 31,
     2000.....................................................  $ 6,751  $10,339
     2001.....................................................    5,915   10,084
     2002.....................................................    5,515    3,032
     2003.....................................................    4,965      --
     2004.....................................................    3,077      --
     2005 and thereafter......................................    3,010      --
                                                                -------  -------
   Total minimum obligations..................................  $29,233   23,455
                                                                =======
   Less interest at 6.10% to 8.10%............................             1,916
                                                                         -------
   Present value of net minimum lease payments................            21,539
   Less current portion.......................................             9,111
                                                                         -------
                                                                         $12,428
                                                                         =======

E. RELATED PARTY TRANSACTIONS

  The Company leases certain office space owned by a partnership whose partners are majority stockholders of the Company. The lease expires August 31, 2004, and is accounted for as an operating lease. Required lease payments are as follows:

   Year Ending December 31,
     2000................................................................ $  869
     2001................................................................    921
     2002................................................................    976
     2003................................................................  1,035
     2004................................................................    717

  Lease expense was $820, $773 and $730 for the years ended December 31, 1999, 1998 and 1997, respectively.

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

F. INCOME TAXES

  Components of the actual income tax expense are as follows:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
   Current income tax expense:
     Federal......................................... $29,582  $24,450  $20,417
     State...........................................   1,894    2,890    1,975
                                                      -------  -------  -------
                                                       31,476   27,340   22,392
                                                      -------  -------  -------
   Deferred income tax expense:
     Federal.........................................    (687)   1,088      966
     State...........................................    (185)     341       44
                                                      -------  -------  -------
                                                         (872)   1,429    1,010
                                                      -------  -------  -------
                                                      $30,604  $28,769  $23,402
                                                      =======  =======  =======

  A reconciliation of income tax computed at statutory tax rates compared to effective income tax rates is as follows:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
   Statutory rate....................................    35.0%    35.0%    35.0%
   State income tax effect...........................     2.5%     2.3%     1.6%
   Other.............................................     0.6%     1.2%     1.9%
                                                      -------  -------  -------
                                                         38.1%    38.5%    38.5%
                                                      =======  =======  =======

  Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
   Deferred tax assets:
     Allowance for doubtful accounts................. $ 1,792  $   720  $   162
   Deferred tax liabilities:
     Depreciation....................................   6,000    5,799    3,684
                                                      -------  -------  -------
   Net deferred tax liability........................ $ 4,208  $ 5,079  $ 3,522
                                                      =======  =======  =======

G. EMPLOYEE BENEFITS AND INCENTIVE PLANS

  The Company has a 401(k) plan, which covers substantially all employees. Under the plan, the Company will match 50% of employee contributions up to 14% of their gross salary. The Company matching contributions are 100% vested after the employee has attained five years of service. Total contributions under the plan were $2,841, $1,208 and $816 for the years ended December 31, 1999, 1998 and 1997, respectively.

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

  The Company's 1996 Stock Incentive Plan (the Plan) authorized granting to officers and directors the right to purchase shares of Common Stock of the Company (Common Shares) at the fair market value determined on the date of grant. Options generally vest over a three to seven year period and expire ten years after grant date. Options to purchase a maximum of 9,499,500 Common Shares may be granted under the Plan.

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

  During December 1998, the Company amended all outstanding options granted. The options to purchase the Common Shares at prices ranging from $15.625 to $17.75 were surrendered by option holders in December of 1998 and replacement options of 5,185,700 Common Shares with an exercise price, equal to the current market price, of $9.6875 were issued including replacement options of 44,000 Common Shares held by non-employee directors. All replacement options retain their original vesting schedules but are subject to a 382 day period in which exercises are prohibited. During December 1998, additional options to purchase 1,810,000 Common Shares at $9.6875 were issued. Twenty-five percent of the additional options vest on the first, second, third and fourth anniversaries of January 1, 1999. All options expire ten years after the date of the grant. No options were exercisable at December 31, 1999, 1998 and 1997.

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

  The following table presents the activity of the stock options for each of the fiscal years ended December 31, 1999, 1998 and 1997 and the stock options outstanding at the end of the respective fiscal years.

                                        Stock Option Weighted Average Aggregate
                                           Shares     Exercise Price   Amount
                                        ------------ ---------------- ---------
   Outstanding at January 1, 1997......   3,601,000      $18.0000      $64,818
                                         ----------      --------      -------
     Surrendered and replaced by plan
      amendment........................  (3,601,000)      18.0000      (64,818)
     Granted...........................   4,735,400       15.6375       74,050
     Canceled..........................    (177,100)      15.6250       (2,767)
                                         ----------      --------      -------
   Outstanding at December 31, 1997....   4,558,300       15.6381       71,283
                                         ----------      --------      -------
     Granted...........................   7,760,800       10.2726       79,724
     Surrendered and replaced by plan
      amendment........................  (5,185,700)      15.6361      (81,084)
     Canceled..........................    (137,700)      15.6250       (2,152)
                                         ----------      --------      -------
   Outstanding at December 31, 1998....   6,995,700        9.6875       67,771
                                         ----------      --------      -------
     Granted...........................     515,000       10.7693        5,546
     Canceled..........................    (499,300)       9.7443       (4,865)
                                         ----------      --------      -------
   Outstanding at December 31, 1999....   7,011,400      $ 9.7634      $68,452
                                         ==========      ========      =======
   Shares available for future grants
    at December 31, 1999...............   2,488,100
                                         ==========

  The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                                                        Average                  Weighted
                          Stock Option                 Remaining                 Average
        Exercise             Shares                   Contractual                Exercise
         Price            Outstanding                Life in Years                Price
        --------          ------------               -------------               --------
        $ 8.0000               8,000                     9.36                    $ 8.0000
        $ 9.6875           6,521,400                     8.95                    $ 9.6875
        $10.8130             482,000                     9.58                    $10.8130
                           ---------                     ----                    --------
                           7,011,400                     9.00                    $ 9.7634
                           =========

  During May 1997, the Company and its stockholders adopted the 1997 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings to be made during the five-year period commencing July 1, 1997. Each employee participating in any offering is granted an option to purchase as many full or fractional Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from the Company during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($9.50 at July 1,

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

1999). On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Stock Purchase Plan. The maximum number of Common Shares available for sale under the Stock Purchase Plan is 2,000,000 shares. No options were exercisable at December 31, 1999 and 1998.

  The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the years ended December 31, 1999, 1998 and 1997.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation; 1999, 1998 and 1997 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      1999     1998     1997
                                                     -------  -------  -------
   Net Income:
     As reported.................................... $49,754  $45,991  $37,410
     Pro forma...................................... $41,782  $39,885  $31,751
   Earnings per common share:
     Basic as reported.............................. $  0.79  $  0.73  $  0.59
     Diluted as reported............................ $  0.77  $  0.73  $  0.59
     Pro forma basic................................ $  0.66  $  0.63  $  0.50
     Pro forma diluted.............................. $  0.65  $  0.63  $  0.50

  The weighted average fair value per share of options granted in 1999, 1998, and 1997 was $6.80, $3.45 and $7.65, respectively. The fair value for options granted under the above described plans were estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

                                                      1999     1998     1997
                                                     -------  -------  -------
   Risk-free interest rate..........................     5.3%     4.7%     6.5%
   Dividend yield...................................     0.0%     0.0%     0.0%
   Expected volatility..............................    60.0%    55.0%    45.0%
   Expected life (years)............................     4.1      4.1      5.4

H. COMMITMENTS AND CONTINGENCIES

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

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

  Richard Carney, et al. v. West TeleServices, Inc., West Telemarketing Corporation, West Telemarketing Corporation Outbound, West Telemarketing Insurance Agency, Inc., Hal Morris, Matt Mazzarella and John Erwin (Cause No. 97-CI-15780) was filed on October 31, 1997, in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, Inbound, Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. The Court conducted hearings on West's motion for summary judgment and Plantiff's class certification motion on November 8, 1999. No ruling has yet been issued.

  Outbound is a defendant in a case filed on July 28, 1997, entitled Schurman, Bowers, et al., individually and on behalf of a class of all other persons similarly situated v. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina (Civil Action No. 4:97-2635-12). Outbound is also named as a defendant in a Fourth Amended Complaint filed on October 26, 1998, in the case of Chris Bone, et al., individually and as class representatives, vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc.; AT&T Communications of Southern States, Inc.; and West Telemarketing Outbound Corporation, which is also pending in United States District Court for the District of South Carolina (Civil Action No. 4:96-3527-
22). Plaintiffs in both cases allege claims of negligent misrepresentation, fraud, breach of contract and statutory violations in connection with offers by AT&T of rate programs and long distance services which were allegedly either unavailable or not provided to plaintiffs. Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of its programs and services. Plaintiffs seek monetary damages, punitive damages, attorney's fees, costs and injunctive relief. No class has been certified in either case. The federal judge to whom both cases are assigned has consolidated the cases and referred all issues in both cases to the FCC. The judge also stayed both cases pending the outcome of the FCC referral.

  Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH
(AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by Outbound of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchase the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. Pre-trial discovery, including discovery on plaintiffs' damage claims and theories, actively began in the second quarter of 1999. Outbound filed preliminary motions for summary judgment on August 16,

                         WEST TELESERVICES CORPORATION

                 Years Ended December 31, 1999, 1998 and 1997
                (Dollars in Thousands Except Per Share Amounts)

1999. The Court assigned all preliminary matters to a U.S. magistrate who heard all pending motions, except the motion for summary judgment, on September 24, 1999. The court denied Outbound's motion requesting plaintiffs be required to join RTC, Old Stone Bank and a bank employee as defendants and dismissed, without prejudice, all of plaintiff's motions related to discovery issues. On November 19, 1999, the U.S. magistrate granted West's motion for summary judgment in full. On December 9, 1999, the plaintiffs appealed to the Appellate Court Fifth Circuit the summary judgment granted Outbound by the United States District Court for the Northern District of Texas, Dallas Division. The briefing schedule has not yet been set.

I. SIGNIFICANT CUSTOMERS AND SERVICE LINES

  For the years ended December 31, 1999, through December 31, 1997, the Company had 41 to 47 major customers who accounted for approximately 80% of total revenues. The Company had one customer who accounted for 32% of total revenue for the year ended December 31, 1999 and 33% of total revenue for the year ended December 31, 1998, and two customers, accounted for 25% and 12% for the year ended December 31,1997.

  The following is revenue by service lines for years ending December 31, 1999, 1998 and 1997:

                                                         For the Year Ending
                                                             December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
   Inbound........................................... $251,663 $186,454 $130,469
   Interactive.......................................  131,720  122,601  138,874
   Outbound..........................................  179,061  173,768  129,489
                                                      -------- -------- --------
   Total revenue..................................... $562,444 $482,823 $398,832
                                                      ======== ======== ========

J. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is the summary of the quarterly results of operations for the two years ended December 31:

                                            Three Months Ended
                               --------------------------------------------
                                March
                                 31,    June 30, September 30, December 31,
                                 1999     1999       1999          1999
                               -------- -------- ------------- ------------
   Revenue...................  $137,992 $138,085   $143,071      $143,295
   Net operating income......    21,802   17,612     19,650        20,444
   Net income before income
    taxes....................    22,180   17,935     19,778        20,464
   Net income................    13,909   11,066     12,160        12,619
   Earnings per common share:
     Basic...................  $   0.22 $   0.17   $   0.19      $   0.20
     Diluted.................  $   0.22 $   0.17   $   0.19      $   0.19

                                            Three Months Ended
                               --------------------------------------------
                                March
                                 31,    June 30, September 30, December 31,
                                 1998     1998       1998          1998
                               -------- -------- ------------- ------------
   Revenue...................  $116,075 $118,004   $123,294      $125,450
   Net operating income......    19,985   17,570     18,013        17,923
   Net income before income
    taxes....................    20,223   17,916     18,438        18,183
   Net income................    12,412   11,016     11,355        11,208
   Earnings per common share:
     Basic...................  $   0.20 $   0.17   $   0.18      $   0.18
     Diluted.................  $   0.20 $   0.17   $   0.18      $   0.18

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West TeleServices Corporation

We have audited the consolidated financial statements of West TeleServices Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 1, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of West TeleServices Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

/S/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 1, 2000

                                                                    SCHEDULE II

                WEST TELESERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED VALUATION ACCOUNTS
                      Three Years Ended December 31, 1999
                            (Amounts In Thousands)

                                             Additions-
                                    Balance  Charged to Deductions-
                                   Beginning  Cost and    Amounts     Balance
           Description              of Year   Expenses  Charged-Off End of Year
           -----------             --------- ---------- ----------- -----------
December 31, 1999--Allowance for
 doubtful accounts................  $1,870     $8,381     $5,534      $4,717
                                    ------     ------     ------      ------
December 31, 1998--Allowance for
 doubtful accounts................  $  447     $3,484     $2,061      $1,870
                                    ------     ------     ------      ------
December 31, 1997--Allowance for
 doubtful accounts................  $  244     $1,027     $  824      $  447
                                    ------     ------     ------      ------

                                 EXHIBIT INDEX

  Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

                                                                    Sequential
 Exhibit                                                               Page
 Number                         Description                           Number
 -------                        -----------                         ----------
  3.01   Restated Certificate of Incorporation of the Company
         (Exhibit 3.01 to Registration Statement under Form S-1
         (Amendment No. 2) dated November 21, 1996, File No. 333-
         13991)                                                          *
  3.02   Restated Bylaws of the Company (Exhibit 3.02 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)                    *
 10.01   Form of Registration Rights Agreement (Exhibit 10.01 to
         Registration Statement under Form S-1 (Amendment No. 1)
         dated November 12, 1996, File No. 333-13991)                    *
 10.02   Bill of Sale & Assignment, dated October 30, 1996, from
         West Telemarketing Corp. to Troy L. Eaden (Exhibit 10.02
         to Registration Statement under Form S-1 (Amendment No.
         1) dated November 12, 1996, File No. 333-13991)                 *
 10.03   Purchase Agreement, dated March 14, 1996, between West
         Telemarketing Corporation and Executive Jet Sales, Inc.
         (Exhibit 10.03 to Registration Statement under Form S-1
         (Amendment No. 1) dated November 12, 1996, File No. 333-
         13991)                                                          *
 10.04   1996 Stock Incentive Plan (Exhibit 10.04 to Registration
         Statement under Form S-1 (Amendment No. 1) dated
         November 12, 1996, File No. 333-13991)                          *
 10.05   Agreement and Plan of Reorganization (Exhibit 10.05 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)                    *
 10.06   Employment Agreement between the Company and Thomas B.
         Barker dated January 1, 1996, as amended September 1,
         1998 (Exhibit 10.01 to Form 10-Q dated November 12,
         1998, File No. 000-21771)                                       *
 10.07   Employment Agreement between the Company and Michael A.
         Micek dated January 1, 1996, as amended September 1,
         1998 (Exhibit 10.02 to Form 10-Q dated November 12,
         1998, File No. 000-21771)                                       *
 10.08   Employment Agreement with Troy L. Eaden dated June 30,
         1991, as amended October 1, 1998 (Exhibit 10.08 to Form
         10-K dated March 31, 1999)                                      *
 10.09   Employment Agreement between the Company and John W.
         Erwin dated January 1, 1996, as amended September 1,
         1998 (Exhibit 10.03 to Form 10-Q dated November 12,
         1998, File No. 000-21771)                                       *
 10.10   Stock Redemption Agreement, dated April 9, 1996, by and
         among John W. Erwin, Gary L. West, Mary E. West and Troy
         L. Eaden (Exhibit 10.11 to Registration Statement under
         Form S-1 (Amendment No. 1) dated November 12, 1996, File
         No. 333-13991)                                                  *
 10.11   Assignment and Assumption Agreement, dated as of
         November 12, 1996, by and among Gary L. West, Mary E.
         West, Troy L. Eaden and the Company (Exhibit 10.12 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)                    *
 10.12   Personnel Company Subscription Service Agreement, dated
         as of November 12, 1996, between West Telemarketing
         Insurance Agency, Inc. and West Telemarketing
         Corporation Outbound (Exhibit 10.13 to Registration
         Statement under Form S-1 (Amendment No. 2) dated
         November 21, 1996, File No. 333-13991)                          *
 10.13   Lease, dated September 1, 1994, by and between West
         Telemarketing Corporation and 99-Maple Partnership
         (Exhibit 10.14 to Registration Statement under Form S-1
         (Amendment No. 1) dated November 12, 1996, File No. 333-
         13991)                                                          *
 10.14   Employment Agreement between the Company and Nancee S.
         Berger, dated January 1, 1996 amended September 1, 1998
         (Exhibit 10.05 to Form 10-Q dated November 12, 1998,
         File No. 000-21771)                                             *

                                                                    Sequential
 Exhibit                                                               Page
 Number                         Description                           Number
 -------                        -----------                         ----------
 10.15   Employee Stock Purchase Plan dated July 1, 1997 (Exhibit
         10.01 to Form 10-Q dated August 14, 1997, File No. 000-
         21771)                                                          *
 10.16   Employment Agreement between the Company and Mark V.
         Lavin dated July 1, 1996, as amended September 1, 1998
         (Exhibit 10.04 to Form 10-Q dated November 12, 1998,
         File No. 000-21771)                                             *
 10.17   Employment Agreement between the Company and Steven M.
         Stangl dated January 1, 1996, as amended September 1,
         1998 (Exhibit 10.06 to Form 10Q dated November 12, 1998,
         File No. 000-21771)                                             *
 10.18   Employment Agreement between the Company and Michael M.
         Sturgeon, dated March 17, 1997, as amended February 22,
         1999 (Exhibit 10.18 to Form 10-K dated March 31, 1999)          *
 10.19   Employment Agreement between the Company and Jon R.
         (Skip) Hanson, dated October 4, 1999                           **
 21.01   Subsidiaries of the Company (Exhibit 21.01 to
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21,1996, File No. 333-13991)                     *
 23.01   Consent of Deloitte & Touche LLP                               **
 27      Financial Data Schedule for the year ended December 31,
         1999                                                           **

-------
* Indicates that the page number for such item is not applicable. ** Filed herewith