Form 10-Q
period 2000-03-31
WEST TELESERVICES CORP
filed 2000-05-12
CIK 1024657

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       -

At May 8, 2000, 63,971,873 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                     INDEX

                                                                                                         Page No.
PART I.  FINANCIAL INFORMATION......................................................................          3
     Item 1. Financial Statements
             Consolidated Balance Sheets - March 31, 2000 and December 31, 1999.....................          3
             Consolidated Statements of Operations -
               Three Months Ended March 31, 2000 and 1999...........................................          4
             Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 2000 and 1999..............................................................          5
             Notes to Consolidated Financial Statements.............................................          6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations.............................................................................          8
     Item 3. Quantitative and Qualitative Disclosure About Market Risk..............................         10

PART II.  OTHER INFORMATION.........................................................................         11
      Item 1.   Legal Proceedings...................................................................         11
      Item 5.   Other Information...................................................................         12
      Item 6.   Exhibits and Reports on Form 8-K....................................................         12

SIGNATURES..........................................................................................         13

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         WEST TELESERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       March 31,    December 31,
                                                                                         2000           1999
                                                                                       ---------    ------------
                                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  77,182      $  61,865
  Accounts receivable, net of allowance for doubtful accounts of $6,152 and $4,717       101,916         88,056
  Notes receivable                                                                         4,463         18,604
  Accounts receivable - financing                                                            209            267
  Other                                                                                   25,517         16,348
                                                                                       ---------      ---------
     Total current assets                                                                209,287        185,140
PROPERTY AND EQUIPMENT:
  Land and improvements                                                                    5,355          5,355
  Buildings                                                                               30,048         29,908
  Telephone and computer equipment                                                       172,341        164,691
  Office furniture and equipment                                                          33,165         30,748
  Leasehold improvements                                                                  46,471         41,372
  Construction in process                                                                 11,958          6,731
                                                                                       ---------      ---------
     Total property and equipment                                                        299,338        278,805
  Accumulated depreciation and amortization                                             (120,025)      (110,871)
                                                                                       ---------      ---------
     Total property and equipment, net                                                   179,313        167,934
GOODWILL, net of accumulated amortization of $5,643 and $5,222                            44,890         45,311
NOTES RECEIVABLE AND OTHER ASSETS                                                         10,125         10,604
                                                                                       ---------      ---------
TOTAL ASSETS                                                                           $ 443,615      $ 408,989
                                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                     $  31,867      $  33,745
  Customer deposits and holdbacks                                                          9,760          9,273
  Accrued wages and benefits                                                              14,250          7,411
  Accrued phone expense                                                                    6,239          5,245
  Other current liabilities                                                                6,060         10,157
  Current maturities of long-term obligations                                             15,931         14,882
  Income tax payable                                                                      11,438              -
                                                                                       ---------      ---------
     Total current liabilities                                                            95,545         80,713
LONG TERM OBLIGATIONS, less current maturities                                            27,831         30,314
DEFERRED INCOME TAXES                                                                      5,804          6,000
COMMITMENTS AND CONTINGENCIES (Note 3)                                                         -              -
STOCKHOLDERS' EQUITY
  Preferred stock $0.01 par value, 10,000 shares authorized,
   no shares issued and outstanding                                                            -              -
  Common stock $0.01 par value, 200,000 shares authorized,
   63,892 and 63,330 shares issued and outstanding                                           639            633
  Additional paid-in capital                                                             163,086        157,647
  Retained earnings                                                                      150,710        133,682
                                                                                       ---------      ---------
     Total stockholders' equity                                                          314,435        291,962
                                                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 443,615      $ 408,989
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

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                               2000                 1999
                                                                       ------------------     ---------------
REVENUE                                                                $          170,059     $       137,992
COST OF SERVICES                                                                   86,198              71,729
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       57,490              44,461
                                                                       ------------------     ---------------
NET OPERATING INCOME                                                               26,371              21,802

OTHER INCOME (EXPENSE):
   Interest income                                                                  1,159               1,048
   Interest expense - including interest expense - financing of
   $31 and $172                                                                      (772)               (779)
   Other income (expense), net                                                        142                 109
                                                                       ------------------     ---------------
     Net other income                                                                 529                 378
                                                                       ------------------     ---------------

NET INCOME BEFORE INCOME TAX EXPENSE                                               26,900              22,180

INCOME TAX EXPENSE:
   Current income tax expense                                                      10,583               8,790
   Deferred income tax (benefit)                                                     (711)               (519)
                                                                       ------------------     ---------------
     Total income tax expense                                                       9,872               8,271
                                                                       ------------------     ---------------

NET INCOME                                                             $           17,028     $        13,909
                                                                       ==================     ===============

EARNINGS PER COMMON SHARE:
   Basic                                                               $             0.27     $          0.22
                                                                       ==================     ===============
   Diluted                                                             $             0.25     $          0.22
                                                                       ==================     ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic common shares                                                             63,892              63,330
   Dilutive impact of potential common shares from stock options                    3,603                 459
                                                                       ------------------     ---------------
   Diluted common shares                                                           67,495              63,789
                                                                       ==================     ===============

The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                 ---------------------------------------
                                                                        2000                  1999
                                                                 -------------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $ 17,028            $ 13,909
    Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation and amortization                                           10,430               8,342
      Loss on sale of equipment                                                   47                  14
      Deferred income tax expense (benefit)                                     (711)               (519)
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (13,859)             (8,430)
      Other assets and vendor receivables                                     (8,177)             (3,560)
      Accounts payable                                                        (1,879)              2,776
      Other liabilities and accrued expenses                                   3,737               2,750
      Customer deposits and holdbacks                                            488               2,168
      Income tax payable                                                      11,438               8,438
                                                                 -------------------      --------------
         Net cash flows from operating activities                             18,542              25,888
                                                                 -------------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                      (19,685)            (13,005)
    Proceeds from disposal of property and equipment                           1,076                  55
    Issuance of notes receivable                                                (255)             (2,153)
    Proceeds from payments of notes receivable                                14,396               1,225
                                                                 -------------------      --------------
         Net cash flows from investing activities                             (4,468)            (13,878)
                                                                 -------------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                         (4,259)             (3,089)
    Net change in line of credit agreement                                         -               1,000
    Proceeds from stock option exercises                                       5,444                   -
    Net change in accounts receivable financing and notes
    payable financing                                                             58              (1,013)
                                                                 -------------------      --------------
         Net cash flows from financing activities                              1,243              (3,102)
                                                                 -------------------      --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       15,317               8,908
CASH AND CASH EQUIVALENTS, Beginning of period                                61,865               6,928
                                                                 -------------------      --------------
CASH AND CASH EQUIVALENTS, End of period                         $            77,182      $       15,836
                                                                 ===================      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                     $               747      $          781
                                                                 ===================      ==============
    Cash paid during the period for income taxes                 $               172      $          274
                                                                 ===================      ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Acquisition of property through assumption of
    long-term obligations                                        $             2,825      $        9,257
                                                                 ===================      ==============

The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF CONSOLIDATION AND PRESENTATION

     West TeleServices Corporation and its direct and indirect subsidiaries (the "Company") is one of the largest independent providers of customer relationship management, or CRM, solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contracts, automated voice response services, and direct marketing services. The Company provides its CRM solutions to Fortune 500 companies, leading Internet oriented companies and e-commerce companies. These services help the Company's clients acquire customers, provide customer support and generate repeat sales. The Company provides these integrated CRM services through three operating divisions - Operator TeleServices, Interactive TeleServices and Direct TeleServices.

     The Company's Operator Teleservices division provides agent processing of customer initiated transactions such as order capture, product support and general customer service. The Company's Interactive Teleservices division provides technology oriented automated voice response services for customer initiated transactions, consisting of computerized transaction-processing programs such as automated product information requests, computerized surveys and polling and secure automated credit card activation. The Company's Direct Teleservices division provides our clients with a premium service that includes agent direct marketing applications, including product sales, customer acquisition and retention campaigns. As part of the Company's complete customer care solution the Company offers West iCare, a full suite of Internet services, including "chat", e-mail, Voice over the Internet, call back requests, form sharing, electronic faxing and co-browsing. West iCare is integrated with other services or can be provided on a stand-alone basis.

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1999. All significant intercompany balances and transactions have been eliminated.

     Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.   STOCKHOLDER'S EQUITY

     Under the conditions set forth in the 1996 Stock Incentive Plan 1,403,700 options vested on January 1, 2000. During the period ended March 31, 2000, 561,945 stock options were exercised at an average exercise price of $9.688 per share.

3.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 1999, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. The parties were notified on March 22, 2000 that the court would certify the class. No order has been entered as of the date of this filing. The certified class consists of hourly employees of the Company and several of its subsidiaries. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiff sued under theories of breach of contract, quantum meriut, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law. The Court granted class certification of the remaining claims on March 22, 2000. The defendants intend to appeal certification.

     West Telemarketing Corporation Outbound ("Outbound") is a defendant in three cases which have been consolidated into one proceeding entitled Bone, Zarella, et al. individually and on behalf of a class of all other persons similarly situated vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc., AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina. The plaintiffs in these cases alleged they were marketed AT&T long distance calling plans, and did not receive the full benefits of the marketed plans. Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of these plans. The Federal judge referred the consolidated case to the Federal Communications Commission, and on March 10, 2000, the plaintiff filed a Motion Seeking Conditional Certification of the Settlement Class, Preliminary Approval of a Settlement, and Approval and Order for Class Notice to be Given. The Company and the co-defendants concurred in the motion. On March 23, 2000, the Federal judge approved the plaintiffs' motion and conditionally certified a class settlement and preliminarily approved the settlement. Under the proposed settlement AT&T will pay the entire settlement amount and neither the Company nor Outbound will be responsible for any such costs. AT&T is in the process of notifying potential class members of the settlement and a fairness hearing has been set for November 3, 2000.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2000 and 1999

     Revenue: For the three months ended March 31, 2000, revenue increased $32.1 million, or 23.3%, to $170.1 million up from $138.0 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, revenue from Operator Teleservices increased approximately $26.5 million to $85.4 million. Revenue from Interactive Teleservices increased approximately $3.7 million to $32.9 million. Revenue from Direct Teleservices increased approximately $1.9 million to $51.8 million. The increase in revenue across all three divisions, is primarily the result of servicing the growing needs of the Company's existing clients.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to services activities. Costs of services increased $14.5 million, or 20.2%, in the first quarter of 2000 to $86.2 million, up from $71.7 million for the comparable period of 1999. As a percentage of revenue, cost of services decreased to 50.7% for the first quarter of 2000 compared to 52.0% for the comparable period in 1999. The decrease in cost of services as a percentage of revenue can be attributed to the Company's ability to continue to hire cost effective quality labor as it enters new markets through the addition of contact centers. Contact center additions during the first quarter of 2000 included Oklahoma City, Oklahoma and Erie, Pennsylvania. Further, the decrease in cost of services as a percentage of revenue was also due to lower telecommunication costs and the change in the service mix from Interactive Teleservices to the Operator Teleservices division. Operator Teleservices traditionally has lower direct costs as a percentage of revenue.

     Selling, general and administrative ("SG&A") expenses: SG&A expenses increased by $13.0 million, or 29.3%, to $57.5 million for the first quarter of 2000 up from $44.5 million for the comparable period of 1999. As a percentage of revenue, SG&A expenses increased to 33.8% for the first quarter of 2000 compared to 32.2% for the comparable period of 1999. The increase can be attributed to increased depreciation expense and other costs associated with call center expansion and the change in the service mix from Interactive Teleservices to the Operator Teleservices division. Operator Teleservices traditionally has higher SG&A expenses as a percentage of revenue.

     Net operating income: Net operating income increased by $4.6 million, or 21.0%, to $26.4 million in the first quarter of 2000 up from $21.8 million in the first quarter of 1999. As a percentage of revenue, net operating income decreased to 15.5% for the first quarter of 2000 compared to 15.8% for the corresponding period of 1999 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Net other income: Net other income includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities, a mortgage note and capital leases. Other income for the first quarter of 2000 totaled $529,000 compared to $378,000 for the first quarter of 1999.

     Net income: Net income increased by $3.1 million, or 22.4%, for the first quarter of 2000, to $17.0 million from net income of $13.9 million for the first quarter of 1999. Net income includes a provision for income tax expense at an effective rate of approximately 36.7% for the three months ended March 31, 2000, and approximately 37.3% for the comparable period of 1999.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The revolving credit facility expires on June 29, 2000. There were no borrowings outstanding under this facility at March 31, 2000. The Company's credit facility contains certain financial covenants and restrictions, which were met at March 31, 2000. The Company expects to renew the unsecured revolving credit facility when it expires and believes it could increase the amount of the facility, if needed.

     The Company also has a $10.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry. Borrowings under the facility are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which were assigned by the Company to the bank. Borrowings bear interest at 1.0% below the prime rate. There were no borrowings under this credit facility at March 31, 2000. The credit facility expires on June 29, 2000. The Company expects to renew the revolving bank line when it expires and believes it could increase the amount of the credit facility, if needed.

     Net cash flow from operating activities decreased $7.4 million, or 28.6%, to $18.5 million for the three months ended March 31, 2000, compared to net cash flows from operating activities of $25.9 million for the three months ended March 31, 1999. The decrease was due principally to an increase in trade accounts receivable, an increase in other assets and a decrease in accounts payable.

     Net cash flow used in investing activities was $4.5 million for the three months ended March 31, 2000, compared to $13.9 million for the comparable period of 1999. The decrease was primarily due to proceeds received on notes receivable. The Company also invested $22.5 million in contact center expansion to support the growth of the Company's business. The Company financed $2.8 million of equipment with capital leases. The remaining $19.7 million of property and equipment purchases were financed through cash flow from operations.

     Net cash flow from financing activities was $1.2 million for the three months ended March 31, 2000, compared to ($3.1) million for the comparable period of 1999. In the three months ended March 31, 2000 and 1999, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations. In 2000, this cash usage was offset by $5.4 million of proceeds from the exercise of stock options.

Capital Expenditures

     The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $22.5 million for the three months ended March 31, 2000. Capital expenditures for the three months ended March 31, 2000 consisted primarily of equipment purchases. The Company projects its capital expenditures for the remainder of 2000 to be approximately $18.0 million to $28.0 million, primarily for capacity expansion and upgrades at existing facilities.

     The Company believes cash flow from operations, together with existing cash and cash equivalents, financing through capital or operating leases, and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or its subsidiaries, which are not already pledged as collateral securing existing credit facilities or future credit facilities. The Company or any of its affiliates may be required to guarantee any existing or additional credit facilities.

Year 2000 Issue

     The Company has not experienced any year 2000-related problems with our hardware or software or with third-party software, hardware or services on which the Company relies. It is possible that Year 2000 compliance problems exist that the Company cannot yet identify. If problems arise and the Company fails to address them on a timely basis, it could result in lost revenue, increased operating costs, the loss of customers and other business interruptions.

Effects of Inflation

     The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Certain statements under this caption constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the teleservices industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, the challenge of managing the Company's growth effectively, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

     The Company does not use derivative financial and commodity instruments. The Company's other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. At March 31, 2000, the Company had $43.8 million of long-term obligations and $35.0 million available under its credit facilities. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.) There were no borrowings outstanding under these credit facilities at March 31, 2000. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's results of operations given the Company's currently existing obligations under such long-term obligations and credit facilities.

  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 1999, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. The parties were notified on March 22, 2000 that the court would certify the class. No order has been entered as of the date of this filing. The certified class consists of hourly employees of the Company and several of its subsidiaries. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiff sued under theories of breach of contract, quantum meriut, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law. The Court granted class certification of the remaining claims on March 22, 2000. The defendants intend to appeal certification.

     West Telemarketing Corporation Outbound ("Outbound") is a defendant in three cases which have been consolidated into one proceeding entitled Bone, Zarella, et al. individually and on behalf of a class of all other persons similarly situated vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc., AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina. The plaintiffs in these cases alleged they were marketed AT&T long distance calling plans, and did not receive the full benefits of the marketed plans. Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of these plans. The Federal judge referred the consolidated case to the Federal Communications Commission, and on March 10, 2000, the plaintiff filed a Motion Seeking Conditional Certification of the Settlement Class, Preliminary Approval of a Settlement, and Approval and Order for Class Notice to be Given. The Company and the co-defendants concurred in the motion. On March 23, 2000, the Federal judge approved the plaintiffs' motion and conditionally certified a class settlement and preliminarily approved the settlement. Under the proposed settlement AT&T will pay the entire settlement amount and neither the Company nor Outbound will be responsible for any such costs. AT&T is in the process of notifying potential class members of the settlement and a fairness hearing has been set for November 3, 2000.

Item 5. Other Information

Sale by Selling Stockholder

     Pursuant to a registration request by Troy L. Eaden, the Company registered shares of Common Stock, par value $.01 per share, of the Company (the "Common Stock") on a Registration Statement on Form S-3 for sale by Mr. Eaden and another selling stockholder in an underwritten public offering. The Company's Registration Statement on Form S-3 became effective on April 27, 2000 and the offering by the selling stockholders to the public of 4,000,000 shares of Common Stock at $21.00 per share was consummated on May 3, 2000. To the extent the underwriters sell more than 4,000,000 shares of Common Stock, they have the option prior to May 27, 2000 to purchase up to an additional 600,000 shares from the selling stockholders. As of May 12, 2000, the underwriters had not exercised any of this option. The Company did not receive, and will not receive, any proceeds from such sale of Common Stock.

New Technology Venture

     On May 4, 2000, the Company consummated the purchase of an equity interest in excess of 80% in a new venture that was formed to develop and commercialize an innovative new technology that is the subject of a patent issued on April 25, 2000. The technology relates to a process that the Company believes could have applications in the Company's industry and a wide range of other industries. The covered technology may not be successfully commercialized. In order to incentivize management to develop and to pursue the commercialization process, some of the Company's executive officers were granted in the aggregate approximately a 6.5% equity interest in the venture, which is subject to a five-year vesting period and non-transferable prior to vesting. In addition, the Company's venture partner will have the option during the first 18 months of the venture, to surrender its 5% equity interest in the venture in exchange for $12 million in cash plus an option to acquire 325,000 shares of the Company's Common Stock, exercisable at $26.03 per share.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits


     ---------------------------------------------------------------------------------------------------------------
          Exhibit
          Number                                                Description
     ---------------------------------------------------------------------------------------------------------------
          10.01              Employment Agreement between the Company and Thomas B. Barker as amended January
                             1, 2000
     ---------------------------------------------------------------------------------------------------------------
          10.02              Employment Agreement between the Company and Michael A. Micek as amended January
                             1, 2000
     ---------------------------------------------------------------------------------------------------------------
          10.03              Employment Agreement between the Company and Nancee R. Berger as amended January
                             1, 2000
     ---------------------------------------------------------------------------------------------------------------
          10.04              Employment Agreement between the Company and Michael M. Sturgeon as amended
                             January 1, 2000
     ---------------------------------------------------------------------------------------------------------------
          10.05              Employment Agreement between the Company and John W. Erwin as amended January 1,
                             2000
     ---------------------------------------------------------------------------------------------------------------
          27.01              Financial Data Schedule
     ---------------------------------------------------------------------------------------------------------------

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2000.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEST TELESERVICES CORPORATION


                                    By: /s/ Thomas B. Barker
                                        ------------------------------------
                                    Thomas B. Barker
                                    President and Chief Executive Officer


                                    By: /s/ Michael A. Micek
                                        ------------------------------------
                                    Michael A. Micek
                                    Chief Financial Officer,
                                    Executive Vice President-Finance and
                                    Treasurer

Date: May 12, 2000