Form 10-Q
period 2000-06-30
WEST TELESERVICES CORP
filed 2000-08-14
CIK 1024657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

At August 7, 2000, 64,284,771 shares of Common Stock, par value $.01 per share, of the registrant ("Common Stock") were outstanding.

                                 INDEX

                                                                                 Page No.
PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
             Consolidated Balance Sheets - June 30, 2000 and December 31, 1999........  3
             Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 2000 and 1999......................  4
             Consolidated Statements of Cash Flows - Six Months Ended
               June 30, 2000 and 1999.................................................  5
             Notes to Consolidated Financial Statements...............................  6
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................  8
     Item 3. Quantitative and Qualitative Disclosure About Market Risk................ 11

PART II.  OTHER INFORMATION
     Item 1. Legal Proceedings........................................................ 12
     Item 4. Submission of Matters to a Vote of Security Holders...................... 13
     Item 6. Exhibits and Reports on Form 8-K......................................... 14

SIGNATURES............................................................................ 15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         WEST TELESERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)
                                 (Unaudited)

                                                                                                   June 30,       December 31,
                                                                                                     2000             1999
                                                                                                --------------  ---------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                   $    87,968     $     61,865
     Accounts receivable, net of allowance for doubtful accounts of $2,779 and $4,717                116,290           88,056
     Notes receivable                                                                                  4,635           18,604
     Accounts receivable - financing                                                                     224              267
     Other                                                                                            25,746           16,348
                                                                                                --------------  ---------------
       Total current assets                                                                          234,863          185,140
PROPERTY AND EQUIPMENT:
     Land and improvements                                                                             5,392            5,355
     Buildings                                                                                        30,138           29,908
     Telephone and computer equipment                                                                176,527          164,691
     Office furniture and equipment                                                                   35,152           30,748
     Leasehold improvements                                                                           50,669           41,372
     Construction in process                                                                          13,956            6,731
                                                                                                --------------  ---------------
       Total property and equipment                                                                  311,834          278,805
     Accumulated depreciation and amortization                                                      (128,305)        (110,871)
                                                                                                --------------  ---------------
       Total property and equipment, net                                                             183,529          167,934
GOODWILL, net of accumulated amortization of $6,064 and $5,222                                        44,469           45,311
NOTES RECEIVABLE AND OTHER ASSETS                                                                     21,838           10,604
                                                                                                --------------  ---------------
TOTAL ASSETS                                                                                     $   484,699     $    408,989
                                                                                                ==============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                            $    38,119     $     33,745
     Customer deposits and holdbacks                                                                  11,020            9,273
     Accrued wages and benefits                                                                       11,045            7,411
     Accrued phone expense                                                                             7,958            5,245
     Other current liabilities                                                                        12,648           10,157
     Current maturities of long-term obligations                                                      19,434           14,882
     Income tax payable                                                                                1,928              -
                                                                                                --------------  ---------------
       Total current liabilities                                                                     102,152           80,713
LONG TERM OBLIGATIONS, less current maturities                                                        30,682           30,314
DEFERRED INCOME TAXES                                                                                  5,703            6,000
MINORITY INTEREST (Note 2)                                                                            14,738              -
COMMITMENTS AND CONTINGENCIES (Note 3)                                                                   -                -
STOCKHOLDERS' EQUITY (Note 4)
     Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued
     and outstanding                                                                                     -                -
     Common stock $0.01 par value, 200,000 shares authorized, 64,348 shares issued,
     64,246 outstanding and 63,330 shares issued and outstanding                                         643              633
     Additional paid-in capital                                                                      167,012          157,647
     Treasury Stock at cost (102 shares)                                                              (2,661)             -
     Retained earnings                                                                               166,430          133,682
                                                                                                --------------  ---------------
       Total stockholders' equity                                                                    331,424          291,962
                                                                                                --------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $   484,699     $    408,989
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

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      Three Months                           Six Months
                                                                         Ended                                 Ended
                                                                        June 30,                              June 30,
                                                           ---------------------------------     ---------------------------------
                                                                2000               1999               2000               1999
                                                           --------------     --------------     --------------     --------------
REVENUE                                                    $      171,537     $      138,085     $      341,596     $      276,077
COST OF SERVICES                                                   89,224             71,452            175,421            143,181
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       57,982             49,105            115,034             93,582
                                                           --------------     --------------     --------------     --------------
NET OPERATING INCOME                                               24,331             17,528             51,141             39,314

OTHER INCOME (EXPENSE):
   Interest income                                                    744                792              1,872              1,669
   Interest expense - including interest expense -
    financing of $33, $141, $64 and $313.                            (455)              (745)            (1,681)            (1,350)
   Other income, net                                                  322                360                511                482
                                                           --------------     --------------     --------------     --------------
    Net other income                                                  611                407                702                801
                                                           --------------     --------------     --------------     --------------

NET INCOME BEFORE INCOME TAX EXPENSE                               24,942             17,935             51,843             40,115

INCOME TAX EXPENSE:
   Current income tax expense                                      10,450              5,991             21,034             14,781
   Deferred income tax expense (benefit)                           (1,228)               878             (1,939)               359
                                                           --------------     --------------     --------------     --------------
    Total income tax expense                                        9,222              6,869             19,095             15,140
                                                           --------------     --------------     --------------     --------------

NET INCOME                                                 $       15,720     $       11,066     $       32,748     $       24,975
                                                           ==============     ==============     ==============     ==============

EARNINGS PER COMMON SHARE:
   Basic                                                   $         0.24     $         0.17     $         0.51     $         0.39
                                                           ==============     ==============     ==============     ==============
   Diluted                                                 $         0.23     $         0.17     $         0.48     $         0.39
                                                           ==============     ==============     ==============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic common shares                                             64,246             63,330             64,069             63,330
   Dilutive impact of potential common shares from
   stock options                                                    3,702                  -              3,990                229
                                                           --------------     --------------     --------------     --------------
   Diluted common shares                                           67,948             63,330             68,059             63,559
                                                           ==============     ==============     ==============     ==============

The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         Six Months Ended
                                                                              June 30,
                                                              --------------------------------------
                                                                    2000                  1999
                                                              ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    32,748           $    24,975
  Adjustments to reconcile net income to net cash flows
  from operating activities:
    Depreciation and amortization                                       20,884                17,585
    Loss on sale of equipment                                              380                    97
    Deferred income tax (benefit) expense                               (1,939)                  359
  Changes in operating assets and liabilities:
    Accounts receivable                                                (28,234)              (13,991)
    Other assets and vendor receivables                                 (4,325)               (4,708)
    Accounts payable                                                     4,374                 9,370
    Other liabilities and accrued expenses                               8,838                 5,481
    Minority interest in earnings                                           72                     -
    Customer deposits and holdbacks                                      1,747                 3,687
    Income tax payable (receivable)                                      1,928                  (523)
                                                              ----------------      ----------------
      Net cash flows from operating activities                          36,473                42,332
                                                              ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (34,359)              (23,599)
    Proceeds from disposal of property and equipment                     1,169                 1,058
    Issuance of notes receivable                                          (427)               (4,263)
    Proceeds from payments of notes receivable                          14,396                 1,225
                                                              ----------------      ----------------
      Net cash flows from investing activities                         (19,221)              (25,579)
                                                              ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                   (7,905)               (6,553)
    Proceeds from issuance of debt                                      10,000                 6,000
    Net change in line of credit agreement                                   -                (2,000)
    Secondary offering costs                                              (486)                    -
    Proceeds from stock option exercises                                 7,199                     -
    Net change in accounts receivable financing and notes
    payable financing                                                       43                 2,065
                                                              ----------------      ----------------
      Net cash flows from financing activities                           8,851                  (488)
                                                              ----------------      ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 26,103                16,265
CASH AND CASH EQUIVALENTS, Beginning of period                          61,865                 6,928
                                                              ----------------      ----------------
CASH AND CASH EQUIVALENTS, End of period                           $    87,968           $    23,193
                                                              ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                       $     1,515           $     1,720
                                                              ================      ================
    Cash paid during the period for income taxes                   $    19,507           $    15,219
                                                              ================      ================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Acquisition of property with debt obligation financing         $     2,825           $    12,497
                                                              ================      ================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Acquisition of a patent with a debt obligation and
    stock options                                                  $    14,666           $         -
                                                              ================      ================
    Treasury stock acquired in exchange for stock options
    exercised                                                      $     2,661           $         -
                                                              ================      ================

    The accompanying notes are an integral part of these financial statements.

                          WEST TELESERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF CONSOLIDATION AND PRESENTATION


     West TeleServices Corporation and its direct and indirect subsidiaries (the "Company") is one of the largest independent providers of customer relationship management, or CRM, solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services, and direct marketing services. The Company provides its CRM solutions to Fortune 500 companies, leading Internet oriented companies and e-commerce companies. These services help the Company's clients acquire customers, provide customer support and generate repeat sales. The Company provides these integrated CRM services through three operating divisions - Operator Teleservices, Interactive Teleservices and Direct Teleservices.

     The Company's Operator Teleservices division provides agent processing of customer initiated transactions such as order capture, product support and general customer service. The Company's Interactive Teleservices division provides technology oriented automated voice response services for customer initiated transactions, consisting of computerized transaction-processing programs such as automated product information requests, computerized surveys and polling and secure automated credit card activation. The Company's Direct Teleservices division provides our clients with a premium service that includes agent direct marketing applications, including product sales, customer acquisition and retention campaigns. As part of the Company's complete customer care solution, the Company offers West iCare, a full suite of Internet services, including "chat", e-mail, Voice over the Internet, call back requests, form sharing, electronic faxing and co-browsing. West iCare is integrated with other services or can be provided on a stand-alone basis.

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

     New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle, along with the restatement of previously reported results of the earlier quarters of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements.

2.   MINORITY INTEREST

     The Company exercised an option to acquire, develop and commercialize an innovative new technology that is the subject of a patent issued on April 25, 2000. The technology relates to a process that the Company believes could have applications in the teleservices industry and a wide range of other industries. As a result of exercising this option, a new venture was formed, Eubiquity, Inc. The Company currently has an equity interest in Eubiquity, Inc. of 87.1%. In order to incentivize certain of the Company's executive officers to develop and pursue this opportunity an equity interest was granted to those executives in Eubiquity, Inc. The Company's venture partner and patent developer was granted 500 shares of convertible preferred stock in Eubiquity, Inc. The venture partner has the option during the first 18 months of the venture, to surrender those shares of convertible preferred stock in Eubiquity, Inc. in exchange for $12 million in cash plus an option to acquire 325,000 shares of the Company's Common Stock, exercisable at the average market price on the 15 days prior to the date of the agreement ($26.03 per share). Alternatively, the venture partner has the option to convert the 500 shares of convertible preferred stock into 5% of the common stock of Eubiquity, Inc.

     The Company utilized the Black-scholes Multiple Option model to value the 325,000 options. The sum of that calculation and the $12 million resulted in the valuation of the patent at $14.7 million, which will be amortized over the life of the patent. An independent financial advisor was consulted to opine on the fairness of this transaction to the Company's stockholders (other than the participating officers) from a financial point of view. In its opinion, the transaction was fair from a financial point of view. Its opinion did not address the Company's underlying business decision to effect the transaction.

3.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

4.   STOCKHOLDERS' EQUITY

     Under the conditions set forth in the 1996 Stock Incentive Plan, 1,403,700 options vested on January 1, 2000. Additionally, another 629,795 options vested on June 2, 2000. During the six months ended June 30, 2000, 983,960 stock options were exercised at an average exercise price of $9.688 per share. Further, the 1996 Stock Incentive Plan provides that the payment for options may be in cash or shares of Common Stock valued at the fair market value at the time the option is exercised (provided that such Common Stock has been held by the participant for at least six months). In the quarter ended June 30, 2000, one employee chose to exchange shares in lieu of cash when exercising his options. This exchange resulted in the Company acquiring 102,337 shares of Common Stock, which is being held as treasury stock, for $2,661,101.

PAGE>

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2000 and 1999

     Revenue:   For the second quarter of 2000, revenue increased
$33.4 million, or 24.2%, to $171.5 million up from $138.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenue increased $65.5 million, or 23.7%, to $341.6 million up from $276.1 million for the six months ended June 30, 1999. For the second quarter of 2000, revenue from Operator Teleservices increased approximately $23.6 million to $83.1 million. Revenue from Interactive Teleservices decreased approximately $1.5 million to $30.0 million. Revenue from Direct Teleservices increased approximately $11.3 million to $58.4 million. The increases in Operator Teleservices and Direct Teleservices were primarily the result of servicing the growing needs of the Company's new and existing clients.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $17.7 million, or 24.9%, in the second quarter of 2000 to $89.2 million, up from $71.5 million for the comparable period of 1999. Cost of services increased $32.2 million, or 22.5%, to $175.4 million for the six months ended June 30, 2000, up from $143.2 million for the comparable period of 1999. As a percentage of revenue, cost of services increased to 52.0% for the second quarter of 2000 but improved to 51.4% for the six months ended June 30, 2000, compared to 51.7% and 51.9%, respectively, for the comparable periods in 1999. The decrease in cost of services as a percentage of revenue for the six months ended June 30, 2000 can be attributed primarily to lower telecommunication costs due to lower service rates negotiated with our telecommunications vendor. The slight increase in cost of services in the second quarter was due to increased wages paid for direct labor.

     Selling, general and administrative ("SG&A") expenses: SG&A expenses increased by $8.9 million, or 18.1%, to $58.0 million for the second quarter of 2000 up from $49.1 million for the comparable period of 1999. For the six months ended June 30, 2000, SG&A expenses increased by $21.4 million, or 22.9%, to $115.0 million, up from $93.6 million for the comparable period of 1999. As a percentage of revenue, SG&A expenses declined to 33.8% for the second quarter of 2000 and 33.7% for the six months ended June 30, 2000 compared to 35.6% and 33.9%, respectively, for the comparable periods of 1999. The improvement in SG&A is due to better use of capacity this year over the same period in 1999. Revenue per workstation improved in the second quarter 2000 in our Direct Teleservices division to $13,348 from $10,349 during the second quarter of 1999.

     Net operating income: Net operating income increased by $6.8 million, or 38.8%, to $24.3 million for the second quarter of 2000 up from $17.5 million for the comparable period of 1999. For the six months ended June 30, 2000, net operating income increased by $11.8 million, or 30.1%, to $51.1 million up from $39.3 million for the comparable period of 1999. As a percentage of revenue, net operating income increased to 14.2% for the second quarter of 2000 and 15.0% for the six months ended June 30, 2000 compared to 12.7% and 14.2%, respectively, for the corresponding periods of 1999 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

     Net other income: Net other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income (expense) for the second quarter of 2000 totaled $611,000 compared to $407,000 for the second quarter of 1999. Other income (expense) for the six months ended June 30, 2000, totaled $702,000 compared to $801,000 for the comparable period of 1999.

     Net income: Net income increased by $4.6 million, or 42.1%, to $15.7 million for the second quarter of 2000 compared to $11.1 million for the second quarter of 1999. For the six months ended June 30, 2000; net income increased $12.7 million, or 31.1%, to $32.7 million for the comparable period of 1999. Net income included a provision for income tax expense at an effective rate of approximately 37.0% and 36.8% for the second quarter of 2000 and six months ended June 30, 2000, respectively, and approximately 38.3% and 37.7% for the comparable periods of 1999.

Liquidity and Capital Resources

     The Company's primary source of liquidity has historically been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The Company previously had a $25.0 million revolving credit facility, which expired on June 29, 2000. This credit facility was renewed on June 29, 2000 for $25.0 million under substantially the same terms and conditions. There were no borrowings outstanding under this facility at June 30, 2000. The Company's credit facility contains certain financial covenants and restrictions, which were met at June 30, 2000. The renewed credit facility expires on June 29, 2001. The Company believes it could increase the amount of the facility, if needed.

     The Company also has a $1.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry. The Company previously had a $10.0 million revolving bank line, which expired on June 29, 2000. Historically, the Company had not fully used this revolving bank line and therefore the renewal was for a reduced amount. This bank line was renewed on June 29, 2000 for $1.0 million under substantially the same terms and conditions. Borrowings under the bank line are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which are assigned by the Company to the bank. Borrowings bear interest at 1.0% below the prime rate. There were no borrowings under this credit facility at June 30, 2000. The renewed credit facility expires on June 29, 2001. The Company believes it could increase the amount of the facility, if needed.

     During the second quarter of 2000, the Company issued a promissory note to a bank for $10.0 million to finance its growth in operations. The note will be paid in 36 monthly installments of $277,777.77 plus interest. The note bears interest at 1% less than the prime rate.

     Net cash flow from operating activities decreased $5.8 million, or 13.8%, to $36.5 million for the six months ended June 30, 2000, compared to a net cash flow from operating activities of $42.3 million for the six months ended June 30, 1999. The decrease was due principally to the increase in accounts receivable related to increased revenue.

     Net cash flow used in investing activities was $19.2 million for the six months ended June 30, 2000, compared to $25.6 million for the comparable period of 1999. During the first six months of 2000, the Company invested $37.2 million in contact center expansion to support the growth of the Company's business. The Company also financed $2.8 million of equipment with capital leases. The remaining $34.4 million of property and equipment purchases were financed through cash flow from operations and the $10.0 million promissory note issued to a bank referenced above.

     Net cash flow provided by financing activities was $8.9 million for the six months ended June 30, 2000, compared to net cash flow used of $488,000 for the comparable period of 1999. In the six months ended June 30, 2000, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations. The cash used was offset by $7.2 million of proceeds from the exercise of stock options to purchase Company Common Stock and the $10.0 million proceeds from the promissory note issued to a bank.


Capital Expenditures

  The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $37.2 million for the six months ended June 30, 2000 compared to $36.1 million for the six months ended June 30, 1999. Capital expenditures for the six months ended June 30, 2000 consisted primarily of equipment purchases.

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

     The Company does not use derivative financial and commodity instruments. The Company's other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. At June 30, 2000, the Company had $30.7 million of long-term obligations and $26.0 million available under its credit facilities. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.) Management does not believe that changes in future interest rates on these fixed rate long-term obligations would have a material effect on the Company's results of operations given the Company's currently existing obligations under such long-term obligations and credit facilities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its Form 10-K for the year ended December 31, 1999, and its quarterly report on Form 10-Q for the first quarter of 2000, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. On July 7, 2000 defendants filed a brief for an interlocutory appeal of the certification order. Plaintiffs sued under theories of breach of contract, quantum meriut, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000 the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law.

     Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH
(AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by the Company's subsidiary, West Telemarketing Corporation Outbound ("Outbound"), of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchased the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. On November 19, 1999, the Company's motion for summary judgment was granted in full. On December 9, 1999, the plaintiffs appealed this summary judgment order to the U.S. Fifth Circuit Court of Appeals. Plaintiffs filed their brief on April 12, 2000 and the defendants filed their brief on June 16, 2000. This appeal is pending.

     Outbound is a defendant in three cases which have been consolidated into one proceeding entitled Bone, Zarella, et al. individually and on behalf of a class of all other persons similarly situated vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc., AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina. The plaintiffs in these cases alleged they were marketed AT&T long distance calling plans, and did not receive the full benefits of the marketed plans. Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of these plans. The Federal judge referred the consolidated case to the Federal Communications Commission, and on March 10, 2000, the plaintiff filed a Motion Seeking Conditional Certification of the Settlement Class, Preliminary Approval of a Settlement, and Approval and Order for Class Notice to be Given. The Company and the co-defendants concurred in the motion. On March 23, 2000, the Federal judge approved the plaintiffs' motion and conditionally certified a class settlement and preliminarily approved the settlement. Under the proposed settlement AT&T will pay the entire settlement amount and the Company will not be responsible for any such costs. AT&T is in the process of notifying potential class members of the settlement and a fairness hearing has been set for November 3, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 10, 2000 (the "Annual Meeting"). The matters submitted to the stockholders for a vote included (a) the election of two directors with terms expiring at the 2003 annual meeting of stockholders and (b) the ratification of appointment of Deloitte & Touche LLP as the Company's independent auditors. The following table sets forth the results of the voting on these matters:

                                                                             Number of       Number of
                                                               Number of   Votes Against  Abstentions and
                           Matter                              Votes For    or Withheld   Broker Non-Votes  Abstain
Election of Directors

        Thomas B. Barker                                       54,044,664   12,600           -            38,000

        William E. Fisher                                      54,057,264        -           -            38,000
Ratification of Appointment of Deloitte & Touche LLP as
Independent Auditors                                           854,087,674    2,527           -             5,063

     Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than those elected are Gary West, Mary
E. West and Greg T. Sloma.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

       Exhibit
        Number                  Description
        ------                  -----------
        27.01           Financial Data Schedule


(b)  Reports on Form 8-K.

          On April 3, 2000, the Company filed a Current Report on Form 8-K to announce the filing of a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to (1) a public offering of 4.5 million shares of Company Common Stock to be sold by Troy Eaden, a significant stockholder and former director and Co-Chairman of the Company and other Company stockholders; (2) the resignation of Mr. Eaden as Co-Chairman and a member of the Board of Directors; and (3) results of operations for the Company's first quarter of 2000.

          On April 11, 2000 the Company filed a Current Report on Form 8-K/A to correct a typographical error contained in the Form 8-K filed on April 3, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WEST TELESERVICES CORPORATION


                                    By:  /s/  Thomas B. Barker
                                         ---------------------------------------
                                    Thomas B. Barker
                                    President and Chief Executive Officer


                                    By:  /s/  Michael A. Micek
                                         ---------------------------------------
                                    Michael A. Micek
                                    Chief Financial Officer,
                                    Executive Vice President-Finance and
                                    Treasurer



Date: August 14, 2000

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                                                       Sequential
  Exhibit                                                 Page
  Number                  Description                    Number
  ------                  -----------                    ------
   27.01            Financial Data Schedule