Form 10-Q
period 2000-09-30
WEST TELESERVICES CORP
filed 2000-11-13
CIK 1024657

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

At November 6, 2000, 64,354,041 shares of Common Stock, par value $.01 per share, of the registrant ("Common Stock") were outstanding.

                                 INDEX

                                                                                                                       Page No.
PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
             Consolidated Balance Sheets - September 30, 2000 and December 31, 1999...................................    3
             Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 2000 and 1999..................................................    4
             Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999....................    5
             Notes to Consolidated Financial Statements......... .....................................................    6
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................................................    7
     Item 3. Quantitative and Qualitative Disclosure About Market Risk................................................   10

PART II.  OTHER INFORMATION
     Item 1. Legal Proceedings........................................................................................   11
     Item 6. Exhibits and Reports on Form 8-K.........................................................................   11

SIGNATURES............................................................................................................   13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         WEST TELESERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)
                                  (Unaudited)

                                                                                                 September 30,      December 31,
                                                                                                      2000              1999
                                                                                                ---------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                     $        96,243     $     61,865
  Accounts receivable, net of allowance for doubtful accounts of $5,355 and $4,717                      125,633           88,056
  Notes receivable                                                                                        4,460           18,604
  Accounts receivable - financing                                                                           165              267
  Other                                                                                                  24,913           16,348
                                                                                                ---------------     ------------
    Total current assets                                                                                251,414          185,140
PROPERTY AND EQUIPMENT:
  Land and improvements                                                                                   5,392            5,355
  Buildings                                                                                              30,195           29,908
  Telephone and computer equipment                                                                      190,872          164,691
  Office furniture and equipment                                                                         37,548           30,748
  Leasehold improvements                                                                                 57,304           41,372
  Construction in process                                                                                 4,415            6,731
                                                                                                ---------------     ------------
    Total property and equipment                                                                        325,726          278,805
  Accumulated depreciation and amortization                                                            (138,697)        (110,871)
                                                                                                ---------------     ------------
    Total property and equipment, net                                                                   187,029          167,934
GOODWILL, net of accumulated amortization of $6,485 and $5,222                                           44,048           45,311
NOTES RECEIVABLE AND OTHER ASSETS                                                                        26,114           10,604
                                                                                                ---------------     ------------
TOTAL ASSETS                                                                                    $       508,605     $    408,989
                                                                                                ===============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                              $        26,190     $     33,745
  Customer deposits and holdbacks                                                                        11,993            9,273
  Accrued wages and benefits                                                                             16,159            7,411
  Accrued phone expense                                                                                   7,817            5,245
  Other current liabilities                                                                              22,342           10,157
  Current maturities of long-term obligations                                                            19,961           14,882
  Income tax payable                                                                                      1,897                -
                                                                                                ---------------     ------------
    Total current liabilities                                                                           106,359           80,713
LONG TERM OBLIGATIONS, less current maturities                                                           26,334           30,314
DEFERRED INCOME TAXES                                                                                     5,438            6,000
MINORITY INTEREST                                                                                        14,731                -
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY
  Preferred stock $0.01 par value, 10,000 shares authorized,
   no shares issued and outstanding                                                                           -                -
  Common stock $0.01 par value, 200,000 shares authorized, 64,406 shares issued, 64,304
   outstanding  and 63,330 shares issued and outstanding                                                    644              633
  Additional paid-in capital                                                                            172,974          157,647
  Treasury stock at cost (102 shares)                                                                    (2,661)               -
  Retained earnings                                                                                     184,786          133,682
                                                                                                ---------------     ------------
    Total stockholders' equity                                                                          355,743          291,962
                                                                                                ---------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $       508,605     $    408,989
                                                                                                ===============     ============

  The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                              Three Months Ended              Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                           -------------------------    ---------------------------
                                                                               2000          1999           2000            1999
                                                                           -----------    ----------    -------------    ----------
REVENUE                                                                       $189,513      $143,071         $531,109      $419,149
COST OF SERVICES                                                                98,593        73,176          274,014       216,356
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    62,243        50,287          177,278       143,871
                                                                           -----------    ----------    -------------   -----------
NET OPERATING INCOME                                                            28,677        19,608           79,817        58,922

OTHER INCOME (EXPENSE):
   Interest income                                                               1,114           312            2,690         1,476
   Interest expense - including interest expense - financing of  $52,
    $127, $116 and $441.                                                        (1,047)         (476)          (2,433)       (1,320)
   Other income,  net                                                              316           334              828           817
                                                                           -----------    ----------    -------------   -----------
   Net other income                                                                383           170            1,085           973
                                                                           -----------    ----------    -------------   -----------

NET INCOME BEFORE INCOME TAX EXPENSE                                            29,060        19,778           80,902        59,895

INCOME TAX EXPENSE:
   Current income tax expense                                                    6,916         8,190           27,949        22,972
   Deferred income tax expense                                                   3,788          (572)           1,849          (212)
                                                                           -----------    ----------    -------------   -----------
   Total income tax expense                                                     10,704         7,618           29,798        22,760
                                                                           -----------    ----------    -------------   -----------

NET INCOME                                                                    $ 18,356      $ 12,160         $ 51,104      $ 37,135
                                                                           ===========    ==========    =============   ===========

EARNINGS PER COMMON SHARE:
   Basic                                                                      $   0.29      $   0.19         $   0.80      $   0.59
                                                                           ===========    ==========    =============   ===========
   Diluted                                                                    $   0.27      $   0.19         $   0.75      $   0.58
                                                                           ===========    ==========    =============   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic common shares                                                          64,304        63,330           63,943        63,330
   Dilutive impact of potential common shares from stock options                 3,557           614            3,761           357
                                                                           -----------    ----------    -------------   -----------
   Diluted common shares                                                        67,861        63,944           67,704        63,687
                                                                           ===========    ==========    =============   ===========

  The accompanying notes are an integral part of these financial statements.

                         WEST TELESERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                            Nine Months Ended
                                                                               September 30,
                                                                -------------------------------------------
                                                                        2000                    1999
                                                                -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $ 51,104                $ 37,135
    Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation and amortization                                     32,159                  27,266
      Loss on sale of equipment                                            382                     110
      Deferred income tax expense                                        1,849                    (212)
      Minority interest in earnings                                         65                       -
    Changes in operating assets and liabilities:
      Accounts receivable                                              (37,577)                (10,342)
      Other assets and vendor receivables                                  351                    (419)
      Accounts payable                                                  (7,555)                  2,986
      Other liabilities and accrued expenses                            21,266                   8,785
      Customer deposits and holdbacks                                    2,720                  (1,116)
      Income tax payable                                                 1,897                   1,426
                                                           -------------------      ------------------
         Net cash flows from operating activities                       66,661                  65,619
                                                           -------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (47,371)                (31,699)
    Proceeds from disposal of property and equipment                     1,224                   1,091
    Issuance of notes receivable                                          (202)                 (6,404)
    Proceeds from payments of notes receivable                           4,050                   1,225
         Net cash flows from investing activities          -------------------      ------------------
                                                                       (42,299)                (35,787)
                                                           -------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                  (12,762)                (10,084)
    Proceeds from issuance of debt                                      10,000                   6,000
    Net change in line of credit agreement                                   -                   1,000
    Secondary offering costs                                              (872)                      -
    Proceeds from stock option exercises                                 7,789                       -
    Stock option income tax benefits                                     5,759                       -
    Net change in accounts receivable financing and notes
      payable financing                                                    102                   2,115
                                                           -------------------      -------------------
         Net cash flows from financing activities                       10,016                    (969)
                                                           -------------------      ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 34,378                  28,863
CASH AND CASH EQUIVALENTS, Beginning of period                          61,865                   6,928
                                                           ------------------       ------------------
CASH AND CASH EQUIVALENTS, End of period                              $ 96,243                $ 35,791
                                                           ===================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                          $  2,439                $  2,250
                                                           ===================      ==================
    Cash paid during the period for income taxes                      $ 22,998                $ 21,461
                                                           ===================      ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Acquistion of property with debt obligation financing             $  3,860                $ 17,505
                                                           ===================      ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Acquistion of a patent with a debt obligation and
    stock options                                                     $ 14,666                $      -
                                                           ===================      ==================
    Treasury stock acquired in exchange for stock options
      exercised                                                       $  2,661                $      -
                                                           ===================      ==================
    Reduction of accounts receivable through issuance of
      notes receivable                                                $  3,717                $      -
                                                           ===================      ==================

  The accompanying notes are an integral part of these financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Certain statements under this caption constitute forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the customer relationship management industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2000 and 1999

     Revenue:   For the three months ended September 30, 2000, revenue increased
$46.4 million, or 32.4%, to $189.5 million up from $143.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues increased $112.0 million, or 26.7%, to $531.1 million up from $419.1 million for the nine months ended September 30, 1999. For the three months ended September 30, 2000, revenue from Operator Teleservices increased approximately $32.0 million to $95.9 million from the three months ended September 30, 1999. Revenue from Interactive Teleservices decreased approximately $0.6 million to $35.6 million from the three months ended September 30, 1999. Revenue from Direct Teleservices increased approximately $15.0 million to $58.0 million from the three months ended September 30, 1999.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to customer relationship management activities. Costs of services increased $25.4 million, or 34.7%, in the third quarter of 2000 to $98.6 million, up from $73.2 million for the comparable period of 1999. Cost of services increased $57.6 million, or 26.6%, to $274.0 million for the nine months ended September 30, 2000, up from $216.4 million for the comparable period of 1999. As a percentage of revenue, cost of services increased to 52.0% for the third quarter of 2000 but remained unchanged at 51.6% for the nine months ended September 30, 2000, compared to 51.2% and 51.6%, respectively, for the comparable periods in 1999. The slight increase in cost of services in the third quarter was due to increased wages paid for direct labor.

     Selling, general and administrative ("SG&A") expenses: SG&A expenses increased by $11.9 million, or 23.8%, to $62.2 million for the third quarter of 2000 up from $50.3 million for the comparable period of 1999. For the nine months ended September 30, 2000, SG&A expenses increased by $33.4 million, or 23.2%, to $177.3 million, up from $143.9 million for the comparable period of 1999. As a percentage of revenue, SG&A expenses declined to 32.8% for the third quarter of 2000 and 33.4% for the nine months ended September 30, 2000 compared to 35.1% and 34.3%, respectively, for the comparable periods of 1999. The improvement in SG&A is due to better use of capacity this year over the same periods in 1999. Revenue per workstation improved in the third quarter 2000 in our Operator TeleServices and Direct Teleservices divisions to $15,824 from $13,203 earned per workstation during the third quarter of 1999.

     Net operating income: Net operating income for the three months ended September 30, 2000, increased $9.1 million, or 46.3%, to $28.7 million up from $19.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net operating income increased by $20.9 million, or 35.5%, to $79.8 million up from $58.9 million for the comparable period of 1999. As a percentage of revenue, net operating income increased to 15.1% for the third quarter of 2000 and 15.0% for the nine months ended September 30, 2000 compared to 13.7% and 14.1%, respectively, for the corresponding periods of 1999 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

     Net other income: Net other income includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income for the third quarter of 2000 totaled $383,000 compared to $170,000 for the third quarter of 1999. Other income for the nine months ended September 30, 2000 totaled $1.1 million compared to $973,000 for the comparable period of 1999.

     Net income: Net income increased by $6.2 million, or 51.0%, to $18.4 million for the third quarter of 2000 compared to $12.2 million for the third quarter of 1999. For the nine months ended September 30, 2000, net income increased $14.0 million, or 37.6%, to $51.1 million compared to $37.1 million for the comparable period of 1999. Net income includes a provision for income tax expense at an effective rate of approximately 36.7% for the three and nine months ended September 30, 2000, and approximately 38.5% and 38.0%, respectively, for each of the comparable periods of 1999. The reduction in the effective tax rate is due to maximizing state credits and incentive programs in various state and local tax jurisdictions.

Liquidity and Capital Resources

     The Company's primary source of liquidity has historically been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at September 30, 2000. The Company's credit facility contains certain financial covenants and restrictions, which were met at September 30, 2000. The credit facility expires on June 29, 2001. The Company believes it could increase the amount of the facility, if needed.

     The Company also has a $1.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry. Borrowings under the bank line are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which are assigned by the Company to the bank. Borrowings bear interest at 1.0% below the prime rate. There were no borrowings under this credit facility at September 30, 2000. The bank line expires on June 29, 2001. The Company believes it could increase the amount of the facility, if needed.

     Net cash flows from operating activities increased $1.1 million to $66.7 million for the nine months ended September 30, 2000, compared to net cash flows from operating activities of $65.6 million for the nine months ended September 30, 1999. The increase was due principally to increased accrued expenses and other liabilities, higher net income and higher depreciation and amortization. This increase was nearly totally offset by an increase in trade accounts receivable and a decrease in accounts payable.

     Net cash flows used in investing activities increased $6.5 million to $42.3 million for the nine months ended September 30, 2000, compared to $35.8 million for the comparable period of 1999. During the first nine months of 2000, the Company invested $51.2 million in contact center expansion to support the growth of the Company's business. The Company financed $3.9 million of equipment with capital leases, further, a $10.0 promissory note was issued to a bank. The remaining $37.3 million of property and equipment purchases were financed through cash flow from operations. This net cash flow used for investing activities was partially offset by a $4.1 million collection of proceeds from payments on notes receivable and $1.2 million of proceeds from the disposal of property and equipment.

     Net cash flows from financing activities were $10.0 million for the nine months ended September 30, 2000, compared to net cash flows used for financing activities of $969,000 for the comparable period of 1999. In the nine months ended September 30, 2000, net cash flows used in financing activities was primarily for payments of debt and capital lease obligations. The cash used was offset by $7.8 million of proceeds from the exercise of stock options to purchase Common Stock, the recognition of a $5.8 million tax benefit associated with the optionee's gain on the exercise of stock options and $10.0 million of proceeds from the promissory note issued to a bank referenced above.

Capital Expenditures

     The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $51.2 million for the nine months ended September 30, 2000 compared to $49.2 million for the nine months ended September 30, 1999. Capital expenditures for the nine months ended September 30, 2000 consisted primarily of equipment purchases.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Certain statements under this caption constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the customer relationship management industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

     The Company does not use derivative financial and commodity instruments. The Company's other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. At September 30, 2000, the Company had $26.3 million of long-term obligations. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.) Management does not believe that changes in future interest rates on these fixed rate long-term obligations would have a material effect on the Company's results of operations given the Company's currently existing obligations under such long-term obligations and credit facilities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items noted in its Form 10-K for the year ended December 31, 1999, and its quarterly report on Form 10-Q for the first and second quarters of 2000, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs sued under theories of breach of contract, quantum meriut, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000 the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000 defendants filed a brief for an interlocutory appeal of the certification order. The certification order entered by the District Court was reversed by the appellate court and the case has been remanded back to the District Court for further proceedings. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law.

     No other material events or material developments occurred during the three months ended September 30, 2000. A current detailed discussion of significant legal proceedings is contained in the Company's Form 10-Q for the three months ended June 30, 2000.


Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits.

      Exhibit
       Number                     Description
      -------                     -----------
       10.01        Employment Agreement between the West Telemarketing
                    Corporation Outbound and Michael E. Mazour dated
                    July 1, 2000

       27.01        Financial Data Schedule

(b)   Reports on Form 8-K.

      None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WEST TELESERVICES CORPORATION


                                  By:  /s/  Thomas B. Barker
                                     -------------------------------------
                                  Thomas B. Barker
                                  President and Chief Executive Officer


                                  By:  /s/  Michael A. Micek
                                     -------------------------------------
                                  Michael A. Micek
                                  Chief Financial Officer,
                                  Executive Vice President-Finance and Treasurer



Date: November 13, 2000

              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                          Sequential
Exhibit                                                      Page
Number                    Description                       Number
-------                   -----------                     ----------
 10.01    Employment Agreement between the West
          Telemarketing Corporation Outbound and
          Michael E. Mazour dated July 1, 2000

 27.01    Financial Data Schedule