Form 10-K
period 2000-12-31
WEST CORP
filed 2001-03-16
CIK 1024657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 2000

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to

                        Commission File Number 000-21771

                                West Corporation
             (Exact name of registrant as specified in its charter)

                 Delaware                               47-0777362
     (State or other jurisdiction of         (IRS Employer Identification No.)
              organization)

11808 Miracle Hills Drive, Omaha, Nebraska                 68154
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (402) 963-1500 Securities registered pursuant to Section 12 (b) of the Act: None.
          Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $0.01 per share
                       --------------------------------
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At March 6, 2001, 64,705,406 shares of common stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the NASDAQ National Market at March 6, 2001) of the voting stock held by non-affiliates was approximately $469.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001 are incorporated into Part III.

                               TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
 ITEM 1.  BUSINESS......................................................     3
 ITEM 2.  PROPERTIES....................................................    13
 ITEM 3.  LEGAL PROCEEDINGS.............................................    16
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    17
          EXECUTIVE OFFICERS OF THE REGISTRANT..........................    17

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................    19
 ITEM 6.  SELECTED FINANCIAL DATA.......................................    19
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    21
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    25
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    25
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    25

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    26
 ITEM 11. EXECUTIVE COMPENSATION........................................    26
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    26
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    26

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.....................................................    26

 SIGNATURES..............................................................   29

ITEM I. Business

General

   West Corporation (the "Company"), formerly known as West TeleServices Corporation, is one of the largest independent providers of outsourced customer relationship management, or CRM, solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services and direct marketing services. The Company offers its services over the telephone and the Internet. The Company's services minimize its clients' cost of managing their customer relationships, improve their customers' overall experience and provide its clients an opportunity to leverage customer data.

   The Company provides CRM solutions to Fortune 500 companies, leading Internet oriented companies and e-commerce companies. These services help its clients acquire customers, provide customer support and generate repeat sales. The Company operates a national network of 28 state-of-the-art customer contact centers and seven automated voice and data processing centers throughout North America and in India.

   The Company targets clients in highly competitive industries that require sophisticated services, including:

   . communications          . public utilities         . consumer packaged goods
   . pharmaceuticals         . direct marketing         . insurance
   . Internet/e-commerce     . financial services

   The Company's management team is among the most experienced in the industry. Each of the Company's eight executive officers has proven experience managing the rapid growth of its business and has been with the Company on average for more than 9 years. Over the last decade, the Company has consistently delivered increasing revenue and profits each year. Revenue has grown from approximately $317 million in 1996 to approximately $725 million in 2000, and net income has grown from approximately $29 million to approximately $70 million over the same period, representing a compound annual growth rate of approximately 23% and 25%, respectively. All the Company's growth in revenue and earnings have been generated internally.

   On December 29, 2000 the Company changed its name from West Teleservices Corporation to West Corporation by a merger with its wholly owned subsidiary with that name.

Industry Overview

   The Company believes that growth in the outsourced CRM solutions industry will be driven by two factors:

  . the trend toward outsourcing of CRM operations to third parties which are able to provide cost-effective, higher levels of service; and

  . the increasing use of telephone and on-line media to acquire and service customers whose expectations of immediate service and access to extensive information have been driven by the explosive growth of the Internet.

   The Company's market is large and growing aggressively. A 2000, study by Gartner Dataquest estimates that the business process outsourcing marketplace is currently approximately $175 billion and expected to increase to $500 billion in 2003. The sales, marketing and customer care portion of that marketplace is estimated to increase 27.98% from $11.3 billion in 1999 to $38.8 billion by 2004.

   According to the January, 2001, Winterberry Group research study titled Teleservices Industry--Multi-Channel Marketing Drives Universal Call Centers, expenditures on teleservices were $147.7 billion in 2000--a 19% increase from 1999--and are expected to grow an average of 13% annually through 2004, reaching $240.5 billion.

Advantages of Outsourcing CRM Solutions

   Many industries, including communications, pharmaceuticals, consumer goods, financial services and insurance, are experiencing increased competition to attract and retain customers. Accordingly, many businesses are seeking to expand their direct contact with current and prospective customers. These businesses are allocating more of their advertising and customer service expenditures to outsourcing CRM solutions which effectively complement other marketing media, such as television, radio and print advertising, and enable businesses to quantify and evaluate the effectiveness of specific marketing expenditures.

Evolution of the Outsourced CRM Solutions Industry

   The outsourced CRM solutions industry has evolved during the past 15 years from primarily single-facility, low technology environments to large, full service organizations with multi-location, large-volume contact centers utilizing advanced systems. Certain independent CRM solution providers have invested an increasing amount of capital in large-volume state-of-the-art contact centers and advanced network technology. Larger service providers, who can achieve greater economies of scale, can more easily justify ongoing investment in sophisticated call management software, predictive dialers and automatic call distributors, to better provide premium quality and cost-effective services. As product and service offerings become more complex and varied, businesses are seeking to provide greater information for consumers to make informed purchase decisions. Moreover, businesses are increasingly recognizing the economic benefits of expanding relationships with existing customers through outsourcing CRM solutions, such as customer retention campaigns.

Role of Outsourcing

   Historically, businesses, have relied on in-house personnel to provide customer sales and service. Based on discussions with its clients and prospective clients, the Company believes that businesses are increasingly outsourcing these activities in order to focus their internal resources on their core competencies, to increase the productivity of their marketing services and to reduce overall expenditures. For example, providers of outsourced CRM solutions can offer clients lower overall teleservices costs due to economies of scale in sharing the cost of new technology among a larger base of users and higher capacity utilization rates.

Description of Services

   The Company is among the few CRM solution providers offering a complete portfolio of services with an emphasis on the complex, higher margin categories that respond to customer initiated interactions. Through December 31, 2000, the Company provided its offerings through its three integrated divisions--Operator Teleservices, Interactive Teleservices and Direct Teleservices.

   The Operator Teleservices division provides agents who process customer initiated transactions, such as order capture, product support and general customer service. The Interactive Teleservices division provides technology oriented automated voice response services for customer initiated transactions, consisting of computerized transaction-processing programs, such as automated product information requests, computerized surveys and polling and secure automated credit card activation. The Direct Teleservices division furnishes clients with agents who provide a premium service that includes direct marketing applications, product sales, customer acquisition and retention campaigns. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all three of its service categories.

   As illustrated in the table below, over two-thirds of the Company's 2000 revenue was derived from customer initiated interactions.

                                  Percentage
                                   of 2000
   Division                        Revenue
   --------                       ----------
   Operator Teleservices.........     49%
   Interactive Teleservices......     19%
                                     ----
   Customer initiated
    transactions.................     68%
   Direct Teleservices...........     32%
                                     ----
     Total.......................    100%

Operator Teleservices

   The Company offers its clients large volume transaction-processing capabilities, including order processing, customer acquisition and customer service applications. Customer Inter@ction Solutions, formerly Call Center CRM Solutions Magazine, surveyed the top 50 CRM providers and the Operator Teleservices division ranked as the third largest outsourced provider for 1999 and 2000, based upon number of minutes connected. The Company focuses on two service offerings, Direct Response Services and Custom Operator Services.

   Custom Operator Services. Many companies find it increasingly difficult to provide high quality customer service without diverting resources from their core businesses. The Company addresses these concerns by providing customized solutions with dedicated agents who have extensive knowledge of a single client and its products. The Company works closely with each client to understand its customer contact needs and jointly develops solutions that enhance its customers' satisfaction. Examples of such solutions include:

   . customer acquisition;

   . customer service;

   . product support; and

   . technical support.

   Customers of clients initiate their interaction with Custom Operator Services using their telephone or the Internet. Depending upon the nature of the interaction, the customers of clients may be directed to an agent or an automated voice response system.

   The Company's performance is measured based on the critical success factors identified by its client. These success factors are program specific, such as response time, average length of customer interaction, average speed of answering the customer initiated contact, quality and successful resolution of the customer's concerns in a single transaction.

   Direct Response Services. Direct Response Services focuses on maximizing the Company's clients' sales potential and, at the same time, lowering their cost per order. The Company's agents typically process telephone or web-based order capture, sales lead generation, dealer referral and other information gathering campaigns. The Company's agents are trained on a sophisticated proprietary system that enables each of them to process transactions for all of the Company's clients. Agents receive transactions for one of hundreds of different products at any given time. The Company handles transactions 24 hours per day, 365 days per year. The Company's clients measure service quality by the Company's ability to process a large volume of simultaneous incoming calls and to minimize the number of calls that receive a busy signal. The transaction volume is primarily generated from television advertisements and the Company, therefore, handles extreme fluctuations in transaction volumes over short periods of time.

Interactive Teleservices

   The Company provides large volume automated voice response services that the Company customizes for its clients. The Company has developed state-of-the-art proprietary software systems and hardware platforms to service its clients. The Company often provides these services with its other service offerings. The Interactive Teleservices division was ranked as the number one interactive teleservices company in each of the last four years, based on number of minutes connected, by Customer Inter@ction Solutions.

   The use of this automated system enhances the Company's other service offerings by processing routine customer transactions while routing the more complicated customer interaction to an appropriate agent. This results in a cost-effective solution for the client.

   Examples of such applications include:

   . secure automated credit card activation;

   . prepaid calling card services;

   . automated product information requests;

   . frequently asked questions, or FAQs; and

   . routing and call transfer services.

   The Interactive Teleservices division strives to remain on the leading edge of technology by incorporating new functions such as common language speech recognition. The Company currently maintains approximately 50,500 voice response ports for simultaneous transaction processing.

Direct Teleservices

   The Company offers direct marketing services, including product sales, customer acquisition and retention campaigns. In each of the last five years, the Direct Teleservices division has been named the top outbound direct marketing company, based on number of minutes connected, by Customer Inter@ction Solutions. Direct Teleservices focuses exclusively on providing direct marketing services for leading brand products. The Company focuses on two service offerings, Consumer Direct Services and Business Direct Services.

   Consumer Direct Services. Consumer Direct Services provides business-to-consumer marketing services. Client applications include: product sales, product registration, customer acquisition and retention campaigns, sales lead generation and database enhancement.

   The Company contacts consumers identified by its client as existing or potential customers. Integrated call processing systems using large-scale predictive dialers systematically call these consumers and transfer successful connections to a designated agent. As a call is presented to the agent, the consumer's name, address and other available information are simultaneously presented along with the client's customized script.

   Business Direct Services. Business Direct Services provides business-to-business marketing services for clients whose target markets include thousands of small to medium-sized businesses. These applications are designed to enhance and increase the Company's clients' databases of information about their current and prospective clients, schedule appointments for their regional and national sales forces, and sell services to accounts that may not warrant a face-to-face sales presentation.

Company Strategy

   The Company aims to remain a leading full-service provider of voice and Internet solutions. The Company's strategy is to offer a fully integrated portfolio of services that is customized to address each client's unique needs and that continues to improve the quality and cost-effectiveness of its clients' customer service and marketing operations. The Company strives to implement this strategy through the following:

I. Build Long-Term Client Relationships by Providing Quality Services

   The Company believes that service quality is a critical factor in a potential client's decision to outsource its customer service and sales functions. The Company differentiates the quality of its services through its ability to:

   . quickly respond to new client programs;

   . efficiently address staffing needs;

   . effectively employ operating systems that can process client campaign data; and

   . provide meaningful reports.

   The Company provides premium quality services through an extensive training program and an experienced management team. The Company believes that the quality of its service is one of its competitive advantages.

   The Company's focus is on developing long-term client relationships. In 2000, 85% of the Company's revenue growth was derived from existing clients. The Company develops a detailed understanding of each of its clients' specialized business requirements to more effectively manage interaction with its clients' current and prospective customers. This process enables the Company to create customized solutions that consistently meet and exceed the Company's clients' needs, minimizing client turnover. As a result, the Company is better positioned to cross-sell its services and proactively offer new applications. The Company's top 10 clients have been using its services for an average of seven years.

II. Provide Fully Integrated Service Solutions

   The Company develops customized and integrated service solutions that incorporate all of its resources. The Company integrates its service offerings by using its voice and data networking technology and its software systems and hardware platforms. The Company also designs and implements highly flexible applications, combining the large volume capacity of automated voice response with its specialized agent services. Customer follow-up can also be coordinated through Direct Teleservices. This integration of its services provides a cost-effective, comprehensive solution for the client and increases the effectiveness of its agents.

   The Company believes that its integrated services give it a significant competitive advantage. By cross-selling integrated services, the Company has been able to capture an increasing share of its clients' outsourced business. The Company currently generates over 60% of its revenue from clients that use two or more of its service offerings.

III. Manage Profitable Growth through Recurring and Large Volume Programs

   The Company has established a strong track record of successfully managing large volume client programs. The Company manages its growth by targeting clients with large volume programs where it has both technological and personnel expertise. For example, the Company's prepaid calling card platform processed over six billion minutes in 2000, up from approximately 95 million minutes in 1997. As a result, the Company's business is more predictable and the Company can maintain consistent revenue streams. The Company selects growth-oriented clients who need customized applications, which often leads to long-term relationships.

IV. Capitalize on State-of-the-Art Technology

   The Company's state-of-the-art technology enables it to offer premium quality, flexible and cost-effective service solutions tailored to each client's needs. The Company believes its significant and continuing investment in sophisticated contact center technology provides a competitive advantage. The Company currently employs approximately 780 information technology professionals to modify and enhance its operating systems and to design client programs. Examples of the Company's technology include:

  . computer/telephone and Internet protocol (IP) systems integration;

  . proprietary contact management software systems;

  . proprietary interactive voice response technology including Advanced Speech Recognition;

  . high speed, fault-tolerant computer systems; and

  . proprietary staffing and scheduling.

   The Company continually strives to improve its technological capabilities.

V. Leverage Strong Management Experience

   The Company believes it has distinguished itself through its ability to attract and retain some of the most talented managers in the outsourced CRM industry. The Company's management team possesses extensive experience. Each of the Company's eight executive officers has proven experience profitably managing the rapid growth of its business and has been with the Company, on average, for more than nine years. The members of the management team have continued to contribute to the development of the industry. The Company's management team has delivered consistently increasing revenue and profits since inception in 1986.

Contact Management Systems

   The Company specializes in processing large and recurring volumes on behalf of its clients. The Company's ability to consistently staff and manage its agents, across geographically dispersed contact centers, is critical to providing premium quality service. The Company applies standardized practices in all contact centers to ensure uniform quality of service. The Company maintains strong centralized control to assure rigorous adherence to the Company's management practices, including quality assurance, and to provide daily staffing plans for each individual site.

   The Company continuously evaluates the performance of its agents to ensure that the Company achieves its internal and its clients' quality standards. The Company's testing includes monitoring of the agent/consumer contacts. In addition, the Company measures its performance against objective standards such as average handle time, average response time, sales per hour and conversion percentages. The Company encourages its clients to participate in all aspects of the quality assessment.

   The Company's multiple remote sites present unique challenges in delivering consistent premium quality service. The Company's Network Control Center, based in Omaha, Nebraska which operated 24 hours a day, 365 days a year, uses both internal and external systems to effectively create and operate this remote site environment. The Company allocates transactions based upon agent availability for all contact centers servicing customer-initiated transactions, and can remotely adjust staffing requirements based upon projected volume. The Network Control Center is in constant communication with the site operations personnel to ensure efficient use of the available personnel and to maximize utilization of assets. During times of unexpected events, such as weather-related situations, the Company can immediately react and, whenever possible, redirect transactions to an unaffected site to satisfy the Company's clients' business needs.

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

   The Operator Teleservices division utilizes redundant network architecture, which substantially reduces the possibility of a system failure and the interruption of telecommunications service. Most contact centers are serviced by dual central office switches, providing split access flexible egress routing capabilities, as well as backup access into each facility, using dual fiber ring SONET-based self-healing network architectures. Most telephone numbers directed to a Company contact center are appended with dual routing instructions in the event of an error on the primary network path. These capabilities allow incoming calls to be redirected via an alternate long distance switch and/or through a backup access line in the unlikely event of a long distance or local network failure.

   The Company's systems also feature operational redundancy. The Company uses automatic call distributors with dual processors and online automatic backup and fault-tolerant mainframe computers with spontaneous dual backup for all processors, disk management and mechanical functions. Copies of all proprietary Company software systems and client application software reside in a secure off-site storage facility. The Company actively monitors all critical components of its call-processing facilities 24 hours per day, 365 days per year. The Operator Teleservices and Interactive Teleservices divisions' facilities also have stand-alone primary power systems which includes both battery backup and diesel generator backup power systems.

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

   The Company offers extensive classroom and on-the-job training programs for personnel, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines, telephone etiquette and proper use of voice inflections. Operators receive professional training lasting from four to 21 days, depending upon the client's program and the nature of the services being provided. In addition to training designed to enhance job performance, employees are also given a detailed description of the Company's organizational structure, standard operating procedures and business philosophies.

   In 2000, the Company employed an average of approximately 21,200 agents per day for its agent contact services with peak employment of approximately 24,500 agents per day. In addition, the Company employed, as of December 31, 2000, approximately 3,000 management, staff and administrative employees. The Company considers its relations with its employees to be good.

Call Management Systems

   The Company specializes in processing large and recurring transaction volumes. The Company works closely with its clients to accurately project future transaction volumes. The Company uses the following practices to efficiently manage its transaction volumes:

   Historical Trends Analyses. The Company tracks weekly, daily and hourly trends for individual client programs for Operator Teleservices, Interactive Teleservices and Direct Teleservices. The Company believes that the key to a cost efficient CRM solutions program begins with the effective planning of future volumes to determine the optimal number of sites, employees, workstations and calling ports that need to be deployed each hour. Based upon the Company's experience in processing large volumes during the past ten years, it has accumulated the data necessary to differentiate the transaction patterns of different applications such as order capture, lead generation and customer service.

   Forecasting Call Volumes/Establishing Production Plans. Volumes in Operator Teleservices are forecasted for each one-half hour increment for each day. Detailed assumptions are made regarding average handle time, average wait time, average speed of answer and service level targets to determine the actual number of transactions that may be processed by a workstation or voice response port during a specific one-half hour increment. This process enables the Company to effectively determine the number of workstations and voice response ports needed for a given campaign.

   Staffing and Scheduling Plans. Based upon the total number of workstations required to be staffed, a detailed schedule is created. These schedules are typically forecasted six to eight weeks in advance to assist the Company's personnel and training departments in hiring and training the desired number of personnel. Agents are given regular work schedules that are designed to coincide with anticipated transaction patterns and trends.

   The Company has developed a proprietary scheduling system that efficiently identifies variances between staff scheduled and staff needed. The system accommodates real-time adjustments to be made for personnel schedules as volume projections fluctuate. Agent personnel directly interact with the system to schedule additional hours or excused time.

   Facility Calling Plan. Once staffing and scheduling plans have been developed, each division determines how to efficiently allocate the projected volumes among its contact centers. Each contact center receives a detailed plan outlining the projected volumes for each day of the week and each 30 minute increment of each day. Personnel schedules are produced to optimally match the projected volumes.

   Network Control. The Company interfaces directly with the nationwide long distance network of AT&T Corp. ("AT&T") and has the ability to allocate volumes among its various Operator Teleservices call centers on command with the assistance of sophisticated third party routing products. Traffic control specialists within the Company are responsible for comparing actual volumes and trends to stated staffing and scheduling plans. When necessary, adjustments can be made to fine tune minor variances between actual volumes and personnel that have been scheduled by facility. As a result, Operator Teleservices transactions are optimally directed to available personnel which maximizes the utilization of personnel and improves efficiency. Network control monitors the status of all Operator Teleservices processing activities on a minute-by-minute basis. Minor real time variances between projected and actual trends are promptly entered into the Company's database and the transaction management cycle repeats.

Technology/Systems Development

   The Company's software and hardware systems, as well as its network infrastructure, are designed to offer high-quality and integrated solutions. The Company has made significant investments in reliable hardware systems. The Company also integrates commercially available software when appropriate. Because its technology is client focused, the Company also relies on proprietary software systems to customize its services.

   The Company's significant achievements include:

  . development of sophisticated data collection tools and data warehousing systems to analyze and measure the success of clients' programs;

  . design of a proprietary system that web-enables its workstations, enhancing its agents' effectiveness in interacting with its clients' customers; and

  . development of a proprietary, state-of-the-art workforce management and scheduling system.

   The Company's network facilities and systems are designed to maximize system in-service time and minimize the possibility of failure. The Company's infrastructure is designed to reduce the possibility of system or site downtime or interruption of the telecommunications service.

   All software systems and hardware platforms for Operator Teleservices, Interactive Teleservices and Direct Teleservices permit the design and execution of highly integrated service offerings. All systems provide clients with the ability to directly interface and communicate with the Company's systems. The Company currently employs approximately 780 systems analysts, programmers and technicians to modify and enhance the Company's operating systems and to design client applications.

Quality Assurance

   By the nature of its services, the Company establishes direct contact with the customer base of its clients. Given the importance of this role, the Company believes that its reputation for providing premium quality service is critical. Both the Company and its clients shadow-monitor and evaluate the performance of agents to confirm that clients' programs are properly implemented using clients' approved scripts and that the agents meet clients' customer service standards. The Company regularly measures the quality of its services by reviewing such variables as average handle time, volume, average speed of answer, sales per hour, rate of abandonment and order conversion percentages. The Company's information systems enable the Company to provide clients with regular reports on a real-time basis as to the status of an ongoing campaign and to transmit summary data and captured information electronically to clients.

   The Company maintains a quality assurance department for each of the agent-based divisions that are responsible for the overall quality of the services being provided. A comprehensive performance appraisal is typically given to every agent every six to eight weeks. The Company uses statistical summaries of the performance appraisal information for its training and operations departments to provide feedback and to identify agents who may need additional training.

Sales and Marketing

   The Company's sales and marketing strategy focuses on leveraging the Company's expertise, integrated service capabilities and reputation for premium quality service in order to cross-sell its services to existing clients and to develop new long-term client relationships. The Company also identifies potential new clients with aggressive growth objectives and premium brands in industries that face increased competition. The company can offer clients cost effective solutions on an outsourced basis to help companies acquire, retain and grow their customer relationships.

   The Company formulates detailed annual sales and marketing plans. These plans contain objectives and milestones, which are tracked regularly throughout the year. The sales organization is a group of sales professionals organized by division who are trained to focus on specific industries and overall client needs. The objective is to sell integrated solutions to prospective and existing clients. Commissions are paid on both new sales and incremental revenues generated from new and existing clients to provide the appropriate incentives for the sales professionals. Once a client campaign is initiated, a client services account manager is responsible for the daily management of the campaign.

Competition

   The outsourced CRM solution provider industry is highly fragmented and competitive. Some competitors in this industry are starting to provide integrated Internet services with their current service offerings. The Company's competitors range from very small firms, catering to specialized programs and short-term projects, to large independent firms. The Company also competes with the in-house operations of many existing clients and potential clients. The Company believes that only a few competitors have the capability to provide fully integrated outsourced CRM solutions. The principal competitive factors in this industry are:

quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients' needs, capacity, industry-specific experience, technological expertise and price.

Proprietary Rights and Licenses

   The Company has made significant investments in the development of its proprietary software systems and hardware platforms. The Company relies on a combination of the protections provided by applicable copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures, to establish and protect its proprietary rights. The Company does not license any of its software or hardware designs for use by others. Despite these precautions, there can be no assurance that misappropriation of the Company's proprietary software and hardware designs will not occur. Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third-parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available in certain foreign countries.

Reliance on Major Clients

   A significant portion of the Company's revenue is generated from relatively few clients. The loss of the largest client or a number of its largest clients could have a material adverse effect on the Company. The Company's largest client, AT&T, accounted for approximately 28% of the Company's revenue in 2000, and the Company's 34 largest clients in the aggregate accounted for approximately 80% of the Company's revenue in 2000. The Company generally operates under contracts with these clients which may be terminated on 30 days' notice and generally the contracts are for a term of less than one year. Subsequent contracts may be subject to open bidding among the Company and its competitors.

Government Regulation

   Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act, which was enacted in 1991, authorized and directed the Federal Communications Commission (the "FCC") to enact rules to regulate the telemarketing industry. In December 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls.

   The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 (the "TCFAA") authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the "TSR"), which went into effect in January 1996. The TSR applies to most direct teleservices telemarketing calls and certain operator teleservices telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales. The FTC has initiated administrative rulemaking proceedings to review and possibly revise the TSR. The Company cannot predict whether any modifications will be made to the TSR, and, if so, what impact such revisions would have on the Company or its industry.

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

   In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do or may apply to the Company. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state.

   The Company employees who are involved in certain types of sales activity, such as activity regarding insurance or mortgage loans, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities.

   The industries served by the Company are also subject to varying degrees of government regulation. Generally in these instances, the Company relies on its clients and their advisors to develop the scripts to be used by the Company in making consumer solicitations on behalf of its clients. The Company generally requires its clients to indemnify the Company against claims and expenses arising with respect to the scripts provided by its clients.

   The Company specifically trains its marketing representatives to handle calls in an approved manner and believes it is in compliance in all material respects with all federal and state telemarketing regulations. There can be no assurance, however, that the Company would not be subject to regulatory challenge for a violation of federal or state law.

ITEM 2. PROPERTIES

   The Company operated seven automated voice response facilities with 50,573 ports as of December 31, 2000 and 28 state-of-the-art customer contact centers with 10,147 workstations as of December 31, 2000.

   As of December 31, 2000, Operator Teleservices operated 12 large volume, automated customer contact facilities located in Nebraska, Texas, Virginia, Oklahoma, Nevada, Louisiana, Alabama, Illinois, Pennsylvania and Mumbai, India. These facilities consisted of 5,636 computer-assisted workstations. During 2000, Operator Teleservices employed an average of approximately 11,500 agents per day with peak employment of approximately 12,900 agents per day.

   As of December 31, 2000, Interactive Teleservices operated seven large volume, automated voice and data processing centers located in Nebraska, Texas, Oklahoma, Louisiana, Colorado, Virginia, and Alberta, Canada. As of December 31, 2000, Interactive Teleservices had a total capacity of 50,573 voice response ports. Interactive teleservices is not a labor-intensive business and employed approximately 280 managerial, staff and administrative personnel as of December 31, 2000.

   As of December 31, 2000, Direct Teleservices operated 16 large volume, automated facilities located in Texas, Alabama, Arkansas, Louisiana, Georgia, Florida and Illinois. Direct Teleservices maintained 4,511 computer-assisted workstations and in 2000 employed an average of 9,700 agents per day with peak employment of approximately 11,600 agents per day.

   The following table summarizes the location of and the number of telephone workstations at each of the Company's call centers for each of Operator Teleservices, Interactive Teleservices and Direct Teleservices as of December 31, 2000.

                                            Number of
                                            Computer-            Number of
Call Centers                          Assisted Workstations Voice Response Ports
------------                          --------------------- --------------------
Operator Teleservices
  Omaha, Nebraska....................         1,158                    --
  San Antonio, Texas.................           600                    --
  Hampton, Virginia..................           708                    --
  Tulsa, Oklahoma....................           568                    --
  Reno, Nevada.......................           322                    --
  Baton Rouge, Louisiana.............           564                    --
  Rockford, Illinois.................           272                    --
  Dothan, Alabama....................           224                    --
  Oklahoma City, Oklahoma............           243                    --
  Erie, Pennsylvania.................           448                    --
  Huntsville, Alabama................           429                    --
  Mumbai, India......................           100                    --
                                             ------
    Operator Teleservices Total......         5,636                    --
                                             ------
Interactive Teleservices
  Omaha, Nebraska....................            --                22,580
  San Antonio, Texas.................            --                 2,712
  Calgary, Alberta, Canada...........            --                   391
  Tulsa, Oklahoma....................            --                   940
  Baton Rouge, Louisiana.............            --                   480
  Denver, Colorado...................            --                22,726
  Hampton, Virginia..................            --                   744
                                                                   ------
    Interactive Teleservices Total...            --                50,573
                                                                   ------
Direct Teleservices
  San Antonio, Texas.................           796                    --
  Universal City, Texas..............           682                    --
  El Paso, Texas.....................           582                    --
  Killeen, Texas.....................           258                    --
  Waco, Texas........................           252                    --
  Lubbock, Texas.....................           284                    --
  Odessa, Texas......................           117                    --
  McAllen, Texas.....................           209                    --
  Mobile, Alabama....................           371                    --
  Texarkana, Arkansas................           159                    --
  Ft. Smith, Arkansas................           119                    --
  Fayetteville, Arkansas.............           150                    --
  Lafayette, Louisiana...............           159                    --
  Carbondale, Illinois...............           117                    --
  Tallahassee, Florida...............           124                    --
  Hinesville, Georgia................           132                    --
                                             ------
    Direct Teleservices Total........         4,511                    --
                                             ------
      Total..........................        10,147                50,573
                                             ======                ======

   The Company occupied approximately 1,338,000 square feet of office space at December 31, 2000. The Mumbai, India location is operated under a three year contract. Upon expiration of the contract the Company has an option to buy the contact center and related assets. All of the other facilities described above other than the facilities located in San Antonio, Texas and Carbondale, Illinois (which are owned) are leased. The Company also owns 125,000 square feet of office space in a corporate headquarters building in Omaha, Nebraska.

   The Company believes that its facilities are adequate for its current requirements and that additional space will be available as required. See the Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding the Company's obligations under its facilities leases.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

   Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, Inbound, Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege on quantum meriut as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order, which remains pending. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law.

   Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH
(AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by the Company's subsidiary, West Telemarketing Corporation Outbound ("Outbound"), of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchased the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. On November 19, 1999, the Company's motion for summary judgment was granted in full. On December 9, 1999, the plaintiffs appealed this summary judgment order to the U.S. Fifth Circuit Court of Appeals for the Fifth Circuit. Plaintiffs filed their brief on April 12, 2000 and the defendants filed their brief on June 16, 2000. The Court heard oral argument on December 6, 2000, but has not yet ruled. A ruling is expected in the first half of 2001.

   Outbound is a defendant in three cases which have been consolidated into one proceeding entitled Bone, Zarella, et al. individually and on behalf of a class of all other persons similarly situated vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc., AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina. The plaintiffs in these cases alleged they were marketed AT&T long distance calling plans, and did not receive the full benefits of the marketed plans. Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of these plans. The Federal judge referred the consolidated case to the FCC, and on March 10, 2000, the plaintiffs filed a Motion Seeking Conditional Certification of the Settlement Class, Preliminary Approval of a Settlement, and Approval and Order for Class Notice to be Given. Outbound and the co-defendants concurred in the motion. On March 23, 2000, the Federal judge approved the plaintiffs' motion and conditionally certified a class settlement and preliminarily approved the settlement. Under the proposed settlement AT&T will pay the entire settlement amount and neither Outbound nor the Company will be responsible for any such costs. On November 9, 2000, the court held that the settlement was fair and reasonable and the settlement was approved. Outbound has been released from all class action claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:

 Name                               Age Position
 ----                               --- --------
 Gary L. West.....................   55 Chairman of the Board and Director
 Mary E. West.....................   55 Vice Chair of the Board, Secretary and
                                        Director
 Thomas B. Barker.................   46 President, Chief Executive Officer and
                                        Director
 Nancee Shannon Berger............   40 Chief Operating Officer
 Michael A. Micek.................   51 Chief Financial Officer and Treasurer,
                                        Executive Vice President--Finance
 Michael E. Mazour................   40 Executive Vice President--Direct
                                        Teleservices
 Mark V. Lavin....................   42 President--Operator Teleservices
 Steven M. Stangl.................   42 President--Interactive Teleservices
 Michael M. Sturgeon..............   39 Executive Vice President--Sales and
                                        Marketing
 Jon R. Hanson....................   34 Executive Vice President--
                                        Administrative Services and Chief
                                        Administrative Officer

   Gary L. West co-founded WATS Marketing of America ("WATS") in 1978 and remained with that company until 1985. Mr. West joined the Company in July 1987 after the expiration of a noncompetition agreement with WATS. Mr. West has served as Chairman of the Board since joining the Company. Mr. West and Mary E. West are husband and wife.

   Mary E. West co-founded WATS and remained with that company until December 1985. In January 1986, she founded the Company. Mrs. West has served as Vice Chair of the Company since 1987. Mrs. West and Mr. West are wife and husband.

   Thomas B. Barker joined the Company in 1991 as Executive Vice President of Interactive Teleservices. Mr. Barker was promoted to President and Chief Operating Officer of the Company in March 1995. Mr. Barker was promoted to President and Chief Executive Officer in September 1998.

   Nancee Shannon Berger joined Interactive Teleservices in 1989 as Manager of Client Services. Ms. Berger was promoted to Vice President of Interactive Teleservices in May 1994. She was promoted to Executive Vice President of Interactive Teleservices in March 1995, and to President of Interactive Teleservices in October 1996. She was promoted to Chief Operating Officer of the Company in September 1998.

   Michael A. Micek joined the Company in 1988 and was appointed to Chief Financial Officer, Vice President--Finance and Treasurer in 1990. In 1997, Mr. Micek was promoted to Chief Financial Officer, Executive Vice President-- Finance and Treasurer.

   Michael E. Mazour joined the Operator TeleServices division in 1987 as Director--Data Processing Operations. In 1990, Mr. Mazour was promoted to Vice President--Information Services of the Company's Direct TeleServices division and again to Senior Vice President--Client Operations in 1995. In 1997,
Mr. Mazour was promoted to Executive Vice President--Direct TeleServices and in July 2000, Mr. Mazour assumed full operations responsibility for this division.

   Mark V. Lavin joined the Company in 1996 as Executive Vice President-- Operator Teleservices. In September 1998, Mr. Lavin was promoted to President-- Operator Teleservices. From 1991 until 1996, he held various management positions in reservation services for Radisson Hospitality Worldwide.

   Steve M. Stangl joined Interactive Teleservices in 1993 as Controller. Mr. Stangl was promoted to Vice President of Accounting in 1996. He was promoted to Executive Vice President of Interactive Teleservices in September 1998. Mr. Stangl was promoted to President in September 2000.

   Michael M. Sturgeon joined the Company in 1991 as a National Account Manager--Interactive Teleservices. In September 1994, Mr. Sturgeon was promoted to Vice President of Sales and Marketing--Interactive Teleservices. In March of 1997, Mr. Sturgeon was promoted to Executive Vice President--Sales and Marketing for the Company.

   Jon R. (Skip) Hanson joined the Company in 1991 as a Business Analyst. Mr. Hanson was promoted to Vice President, Corporate Administrative Services in June 1996. In October 1999, he was promoted to Chief Administrative Officer and Executive Vice President--Administrative Services.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   On December 2, 1996, the Company completed the initial public offering (the "Initial Public Offering") of its shares of common stock, par value $0.01 per share (the "Common Shares"). The Common Shares are listed on the NASDAQ National Market under the symbol "WSTC." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Shares as reported on the NASDAQ National Market.

   1999                                                          High     Low
   ----                                                        -------- --------
   First Quarter.............................................. $12.25   $ 8.50
   Second Quarter............................................. $10.625  $ 7.375
   Third Quarter.............................................. $12.625  $ 8.375
   Fourth Quarter............................................. $25.00   $11.625

   2000
   ----
   First Quarter.............................................. $26.3125 $18.25
   Second Quarter............................................. $27.75   $21.0625
   Third Quarter.............................................. $25.25   $22.00
   Fourth Quarter............................................. $30.00   $18.125

   As of March 6, 2001, there were 66 holders of record of Common Shares and approximately 2,000 beneficial shareholders. As of the same date, there were a total of 64,807,743 Common Shares issued and 64,705,406 outstanding. No dividends have been declared with respect to the Common Shares since the Initial Public Offering. The Company currently intends to retain earnings to finance the growth and development of its business and for working capital and general corporate purposes, and does not anticipate paying cash dividends on the Common Shares in the foreseeable future. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth, for the periods on and at the dates indicated, selected historical consolidated financial data of the Company. The selected consolidated historical financial data has been derived from the audited historical consolidated financial statements of the Company. The Company's consolidated financial statements as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998 and Deloitte & Touche LLP's audit report with respect thereto have been included elsewhere in this Annual Report on Form 10-K. The information is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the "Consolidated Financial Statements" and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                        Year ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                (in thousands, except for per share and
                                        selected operating data)
Income Statement Data:
 Revenue..................... $724,505  $562,444  $482,823  $398,832  $317,210
 Cost of services............  371,549   288,503   256,494   220,858   180,380
 Selling, general and
  administrative expenses....  243,573   194,610   152,838   118,878    87,499
                              --------  --------  --------  --------  --------
 Net operating income........  109,383    79,331    73,491    59,096    49,331
 Other income (expense)......    1,539     1,027     1,269     1,716    (3,420)
                              --------  --------  --------  --------  --------
 Income before income tax
  expense....................  110,922    80,358    74,760    60,812    45,911
 Actual income tax expense...   40,663    30,604    28,769    23,402     4,213
 Pro Forma Information (1):
  Income tax expense.........       --        --        --        --    12,950
                              --------  --------  --------  --------  --------
 Net income.................. $ 70,259  $ 49,754  $ 45,991  $ 37,410  $ 28,748
                              ========  ========  ========  ========  ========
 Earnings per share:
  Basic...................... $   1.10  $   0.79  $   0.73  $   0.59  $   0.52
  Diluted.................... $   1.03  $   0.77  $   0.73  $   0.59  $   0.52
 Weighted average number of
  common shares outstanding:
  Basic......................   64,043    63,330    63,330    63,330    54,891
  Diluted....................   67,950    64,380    63,353    63,346    54,966

Selected Operating Data:
 EBITDA (2).................. $154,756  $117,019  $ 99,909  $ 79,256  $ 61,096
 EBITDA margin (3)...........     21.4%     20.8%     20.7%     19.9%     19.3%
 Operating margin (4)........     15.1%     14.1%     15.2%     14.8%     15.6%
 Net income margin (5).......      9.7%      8.9%      9.5%      9.4%      9.1%
 Net cash flows from
  operating activities.......  111,050   114,221    11,903    45,132    61,404
 Number of workstations (at
  end of period).............   10,147     8,364     7,624     5,931     4,440
 Number of ports (at end of
  period)....................   50,573    33,476    11,160     8,056     5,804

                                           As of December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
Balance Sheet Data:
 Working capital............. $151,006  $104,427  $ 70,699  $ 55,320  $ 46,169
 Property and equipement,
  net........................  197,178   167,934   144,139   111,710    70,608
 Total assets................  553,907   408,989   326,139   282,150   238,285
 Total debt..................   41,355    45,196    30,952    21,686    22,523
 Stockholders' equity........  378,125   291,962   242,208   196,217   158,879

--------
(1) Reflects a pro forma provision for income taxes as if the Company had been subject to Federal and state corporate income taxes for all periods. The pro forma provision for income taxes represents a combined Federal and state tax rate.

(2) "EBITDA" is defined as income before income taxes, depreciation, interest expense and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is presented as the Company understands that certain investors use it as one measure of a borrower's historical ability to service its debt.

(3)  Represents EBITDA as a percentage of revenue.

(4)  Represents net operating income as a percentage of revenue.

(5)  Represents net income as a percentage of revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company conducts its business principally through three integrated divisions: Operator Teleservices, Interactive Teleservices and Direct Teleservices. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the "Consolidated Financial Statements" and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

   Certain statements under this caption constitute forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM solutions industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

Overview

   The Company is a leading provider of outsourced CRM solutions to businesses. The Company believes it has established a distinct competitive advantage in its ability to offer a range of integrated services through its three operating divisions (Operator Teleservices, Interactive Teleservices and Direct Teleservices) on a fully integrated basis.

   Revenue: Operator Teleservices services represented approximately 49.0% of total revenue for the year ended December 31, 2000. Revenue for Operator Teleservices services is primarily generated at the time calls are answered by a telemarketing representative based on the number of calls and/or minutes received and processed on behalf of clients. Operator Teleservices services also generates revenue from calls transferred to agents from interactive voice response units and by providing assistance to clients in the design and implementation of new applications.

   Interactive Teleservices services represented approximately 19.2% of total revenue for the year ended December 31, 2000. Revenue for Interactive Teleservices services is primarily generated at the time calls are received or sent by automated voice response units and is billed based on call duration.

   Direct Teleservices services represented approximately 31.8% of total revenue for the year ended December 31, 2000. Revenue for Direct Teleservices services is generated generally on an hourly and success based rate basis at the time the agents place calls to consumers on behalf of clients. Direct Teleservices services also generate revenue by providing assistance to clients in the design and programming of customized applications.

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

   The Company manages its direct labor costs through its flexible staffing and scheduling initiatives. In particular, the Company has developed its own proprietary scheduling systems which are designed to optimize staffing and pay levels in anticipation of fluctuating call volumes as clients' campaigns are scheduled. The Company seeks to control its direct labor costs by decentralizing its operations and by seeking new geographic markets which offer attractive labor market characteristics for its Operator Teleservices and Direct Teleservices services. Direct labor rates fluctuate based upon local market factors such as the size and availability of a part-time workforce in addition to local economic growth. Labor rates are adjusted, as necessary, to attract the required number of service representatives during seasonal fluctuations.

   Selling, general and administrative expenses consist of all expenses that support the ongoing operation of the Company. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of goodwill, allowance for doubtful accounts, sales and marketing activities, client support services and corporate management costs. Changes in selling, general and administrative expenses primarily, reflect the addition of new facilities over certain periods or expanded marketing activities.

Results of Operations

   The following table sets forth the Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

                                                      Year ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Revenue..............................................   100.0%   100.0%   100.0%
Cost of services.....................................    51.3     51.3     53.1
Selling, general and administrative expenses.........    33.6     34.6     31.7
Net operating income.................................    15.1     14.1     15.2
Other income (expense)...............................     0.2      0.2      0.3
Income before income tax expense.....................    15.3     14.3     15.5
Income tax expense...................................     5.6      5.4      6.0
                                                      -------  -------  -------
Net income...........................................     9.7%     8.9%     9.5%
                                                      =======  =======  =======

 Years Ended December 31, 2000 and 1999

   Revenue: Revenue increased $162.1 million or 28.8% to $724.5 million in 2000 from $562.4 million in 1999. The increase in revenue included $23.8 million derived from new clients and $138.3 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

   During the year ended December 31, 2000, the Company provided service to more than 900 clients. Eighty percent of the Company's total revenue was generated by 34 clients. During 2000, AT&T remained the Company's largest client and accounted for 28% of total revenue, down from 32% in 1999.

   Cost of Services: Cost of services represents direct labor, telephone expense and other costs directly related to services activities. Costs of services increased $83.0 million or 28.8% for the year ended December 31, 2000 to $371.5 million from $288.5 million for the comparable period of 1999. As a percentage of revenue, cost of services was 51.3% for 2000 and 1999.

   Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased by $49.0 million or 25.2% to $243.6 million for the year ended December 31, 2000, from $194.6 million in 1999. As a percentage of revenue, SG&A expenses decreased to 33.6% for the year ended December 31, 2000, compared to 34.6% in 1999. The decrease can be attributed to higher than expected sales and management's focus on reducing these costs.

   Net Operating Income: Net operating income increased by $30.1 million or 38.0% to $109.4 million in 2000 from $79.3 million in 1999. For the year ended December 31, 2000, net operating income as a percentage of revenue increased 1.0% to 15.1% from 14.1% for 1999.

   Other Income (Expense): Other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities and capital leases. Other income (expense) for the year ended December 31, 2000, totaled $1.5 million compared to $1.0 million for 1999. This increase was due primarily to an increase in interest income related to increased balances in cash and cash equivalents.

   Net Income: Net income increased by $20.5 million or 41.2% for the year ended December 31, 2000, to $70.3 million from net income of $49.8 million in 1999. Net income includes a provision for income tax expense at a combined effective rate of 36.7% and 38.1% for 2000 and 1999, respectively. The reduction in the effective tax rate is due to maximizing state credits and incentive programs in various state and local tax jurisdictions.

 Years Ended December 31, 1999 and 1998

   Revenue: Revenue increased $79.6 million or 16.5% to $562.4 million in 1999 from $482.8 million in 1998. The increase in revenue included $32.6 million derived from new clients and $47.0 million derived from existing clients. The overall revenue increase was attributable to higher call volumes.

   During the year ended December 31, 1999, the Company provided service to more than 900 clients. Eighty percent of the Company's total revenue was generated by 46 clients. During 1999, AT&T remained the Company's largest client and accounted for 32% of total revenue.

   Cost of Services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Cost of services increased $32.0 million or 12.5% for the year ended December 31, 1999, to $288.5 million from $256.5 million for the comparable period of 1998. As a percentage of revenue, cost of services decreased to 51.3% for 1999 compared to 53.1% for 1998. The decreases in direct costs as a percentage of revenues can be attributed to continued favorable labor costs due to the deployment of new facilities earlier in 1999 and the shift in operating activity from interactive teleservices to direct and operator teleservices divisions. Historically, Interactive teleservices has higher cost of services to generate revenue.

   Selling, General and Administrative Expenses: SG&A expenses increased by $41.8 million or 27.3% to $194.6 million for the year ended December 31, 1999, from $152.8 million in 1998. As a percentage of revenue, SG&A expenses increased to 34.6% for the year ended December 31, 1999, compared to 31.7% in 1998. The increase can be attributed to increased depreciation expense taken on new call centers, SG&A expenses related to 1999 facility site development and the shift in operating activity to Operator Teleservices. Depreciation for the twelve months ended December 31, 1999 was $35.7 million compared to $25.6 million in 1998. The change in revenue mix accounted for 1.8% of the shift from direct costs of services to SG&A. The remaining 1.1% increase can be explained by 0.7% in increased depreciation and the remaining 0.4% is due to the under utilization of assets in Direct Teleservices.

   Net Operating Income: Net operating income increased by $5.8 million or 7.9% to $79.3 million in 1999 from $73.5 million in 1998. For the twelve months ended December 31, 1999, net operating income as a percentage of revenue decreased 1.1% to 14.1% from 15.2% for 1998. Operating margins were lower than expected in the second quarter at 12.8% due to a reduction in minutes by Direct Teleservices's largest customer, AT&T, but increased to 14.3% in the fourth quarter.

   Other Income (Expense): Other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest expense from short-term and long-term borrowings under credit facilities and capital leases. Other income (expense) for the year ended December 31, 1999, totaled $1.0 million compared to $1.3 million for 1998. The decrease was due primarily to an increase in interest expense related to new capital leases.

   Net Income: Net income increased by $3.8 million or 8.2% for the year ended December 31, 1999, to $49.8 million from $46.0 million in 1998. Net income includes a provision for actual income tax expense at a combined effective rate of 38.1% and 38.5% for 1999 and 1998, respectively.

Liquidity and Capital Resources

   The Company's primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

   The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at December 31, 2000. The Company's credit facility contains certain financial covenants and restrictions, which were met at December 31, 2000. The credit facility expires on June 29, 2001. The Company believes it could increase the amount of the facility, if needed.

   The Company also has a $1.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry. Borrowings under the bank line are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which are assigned by the Company to the bank. Borrowings bear interest at 1.0% below the prime rate. There were no borrowings under this credit facility at December 31, 2000. The bank line expires on June 29, 2001. The Company believes it could increase the amount of the facility, if needed.

   During the second quarter of 2000, the Company issued a promissory note to a bank for $10.0 million to finance its growth in operations. The note will be paid in 36 monthly installments of approximately $278,000 plus interest. The note bears interest at 1% less than the prime rate.

   Throughout 2000, the Company purchased $74.3 million of furniture and telephone and computer equipment financed through working capital and notes payable to vendors and banks and capital leases over three years which bear interest from 6.11% to 10.65%.

   Net cash flow from operating activities was $111.1 million for the year ended December 31, 2000, compared to net cash flow from operating activities of $114.2 and $11.9 million for the years ended December 31, 1999 and 1998, respectively. The decrease from 1999 was due principally to increases in accounts receivable and other assets offset by increased earnings.

   Net cash flow used in investing activities was $68.5 million for the year ended December 31, 2000, compared to $51.6 million and $43.5 million, for the comparable periods of 1999 and 1998, respectively. The net cash flow used in investing activities was primarily due to investments in call centers to support the growth of the Company's business.

   Net cash flows from financing activities were $3.7 million for the year ended December 31, 2000, compared to net cash flows used for financing activities of $7.7 million and $1.3 million, for the comparable periods of 1999 and 1998, respectively. In the year ended December 31, 2000, net cash flows used in financing activities were primarily for payments of debt and capital lease obligations. The cash used was offset by $15.9 million of proceeds from the exercise of stock options to purchase Common Shares, including the tax benefit associated with the optionee's gain on the exercise of stock options and $10.0 million of proceeds from the promissory note issued to the bank referenced above. The net cash flow used in financing activities for the year ended December 31, 1999 was due primarily to payments on capital lease obligations. Net cash flow used in financing activities for the year ended December 31, 1998 was due primarily to the repayment of $6.0 million in long-term debt obligations offset partially by $2.7 million in cash borrowings under existing lines of credit and the net change in the accounts receivable financing program.

   The Company is subject to lawsuits and claims, which arise out of the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Management believes, except for the items listed in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, for which management is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Capital Expenditures

   The Company's operations will continue to require significant capital expenditures for real estate and capacity/expansion upgrades. Capital expenditures were $74.3 million for the year ended December 31, 2000. Capital expenditures for 2000 consisted primarily of furniture, telephone and computer equipment purchases associated with the addition of four new call centers. The Company currently projects its capital expenditures for 2001 to be approximately $50 to $60 million, primarily for capacity expansion and upgrades at existing facilities and the addition of two call centers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Certain statements under this caption constitute forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM solutions industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

   The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $41.4 million of long-term obligations and $26.0 million of credit facilities with variable interest rates. There were no borrowings outstanding under these credit facilities at December 31, 2000. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations, or cash flows given the Company's currently existing obligations under such long-term obligations and credit facilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 15, 2001. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 15, 2001. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 15, 2001. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 15, 2001. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as a part of the report:
       (1) Financial Statements:
           Independent Auditors' Report..................................   F-1
           Consolidated balance sheets as of December 31, 2000 and 1999..   F-2
           Consolidated statement of operations for the years ended
             December 31, 2000, 1999 and 1998............................   F-3
           Consolidated statements of stockholders' equity for the years
             ended December 31, 2000, 1999 and 1998......................   F-4
           Consolidated statements of cash flows for the years ended
             December 31, 2000, 1999 and 1998............................   F-5
           Notes to the Consolidated Financial Statements................   F-6
       (2) Financial Statement Schedules:
           Independent Auditors' Report..................................   S-1
           Schedule II (Consolidated valuation accounts for the three
             years ended December 31, 2000)..............................   S-2
       (3) Exhibits

   Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

(a) Exhibits.

 Exhibit
 Number  Description
 ------- -----------
  3.01   Restated Certificate of Incorporation of the Company (Exhibit 99.02 to
         Form 8-K dated December 29, 2001, File No. 000-21771)

  3.02   Restated Bylaws of the Company (Exhibit 99.03 to Form 8-K dated
         December 29, 2001, File No. 000-21771)

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

 10.06   Employment Agreement between the Company and Thomas B. Barker dated
         January 1, 1999, as amended January 1, 2001

 10.07   Employment Agreement between the Company and Michael A. Micek dated
         January 1, 1999, as amended January 1, 2001

 10.08   Stock Redemption Agreement, dated April 9, 1996, by and among John W.
         Erwin, Gary L. West, Mary E. West and Troy L. Eaden (Exhibit 10.11 to
         Registration Statement under Form S-1 (Amendment No. 1) dated November
         12, 1996, File No. 333-13991)

 10.09 Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, Troy L. Eaden and the Company
         (Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No.
         2) dated November 21, 1996, File No. 333-13991)

 10.10   Personnel Company Subscription Service Agreement, dated as of November
         12, 1996, between West Telemarketing Insurance Agency, Inc. and West
         Telemarketing Corporation Direct Teleservices (Exhibit 10.13 to
         Registration Statement under Form S-1 (Amendment No. 2) dated November
         21, 1996, File No. 333-13991)

 10.11   Lease, dated September 1, 1994, by and between West Telemarketing
         Corporation and 99-Maple Partnership (Exhibit 10.14 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
         File No. 333-13991)

 10.12   Employment Agreement between the Company and Nancee S. Berger, dated
         January 1, 1999, as amended January 1, 2001

 10.13   Employee Stock Purchase Plan dated July 1, 1997 (Exhibit 10.01 to Form
         10-Q dated August 14, 1997, File No. 000-21771)

 10.14   Employment Agreement between the Company and Mark V. Lavin dated July
         1, 1996, as amended January 1, 2001

 10.15   Employment Agreement between the Company and Steven M. Stangl dated
         January 1, 1999, as amended January 1, 2001

 Exhibit
 Number  Description
 ------- -----------
 10.16   Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended January 1, 2001

 10.17 Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended January 1, 2001

 10.18   Employment Agreement between the Company and Michael E. Mazour, dated
         July 1, 2000, as amended January 1, 2001

 21.01   Subsidiaries of the Company (Exhibit 21.01 to Registration Statement
         under Form S-1 (Amendment No. 2) dated November 21,1996, File No. 333-
         13991)

 23.01   Consent of Deloitte & Touche LLP

(b) Reports on Form 8-K.

   On December 29, 2000, the Company filed a Report on Form 8-K reporting that
(1) West Corporation, a wholly owned subsidiary of the Company and a Delaware corporation, was merged into the Company, with the Company being the surviving corporation and (2) the name of the Company was changed from West TeleServices Corporation to West Corporation.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEST CORPORATION

                                          By:     /s/ Thomas B. Barker
                                            -----------------------------------
                                                    Thomas B. Barker
                                              President and Chief Executive
                                                         Officer
March 16, 2001                                (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signatures                          Title                    Date
             ----------                          -----                    ----

        /s/ Gary L. West             Co-Chairman of the Board and    March 16, 2001
____________________________________ Director
          Gary L. West

        /s/ Mary E. West             Vice Chair of the Board and     March 16, 2001
____________________________________ Director
          Mary E. West

      /s/ Thomas B. Barker           President and Chief             March 16, 2001
____________________________________ Executive Officer and
        Thomas B. Barker             Director
                                     (Principal Executive
                                     Officer)

      /s/ Michael A. Micek           Chief Financial Officer,        March 16, 2001
____________________________________ Executive Vice President--
        Michael A. Micek             Financial and
                                     Treasurer (Principal
                                     Financial and
                                     Accounting Officer)

      /s/ William E. Fisher          Director                        March 16, 2001
____________________________________
        William E. Fisher

        /s/ Greg T. Sloma            Director                        March 16, 2001
____________________________________
          Greg T. Sloma


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

   We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 6, 2001

                                WEST CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $ 108,113  $  61,865
  Accounts receivable, net of allowance for doubtful
   accounts of $6,611 and $4,717.........................   129,695     88,056
  Notes receivable.......................................     2,153      4,208
  Accounts receivable--financing.........................    19,154     14,663
  Other..................................................    24,550     16,348
                                                          ---------  ---------
    Total current assets.................................   283,665    185,140
PROPERTY AND EQUIPMENT:
  Land and improvements..................................     5,392      5,355
  Buildings..............................................    30,678     29,908
  Telephone and computer equipment.......................   188,775    164,691
  Office furniture and equipment.........................    35,100     30,748
  Leasehold improvements.................................    56,724     41,372
  Construction in process................................    17,243      6,731
                                                          ---------  ---------
    Total property and equipment.........................   333,912    278,805
  Accumulated depreciation and amortization..............  (136,734)  (110,871)
                                                          ---------  ---------
    Total property and equipment, net....................   197,178    167,934
GOODWILL, net of accumulated amortization of $6,906 and
 $5,222..................................................    43,627     45,311
NOTES RECEIVABLE AND OTHER ASSETS........................    29,437     10,604
                                                          ---------  ---------
TOTAL ASSETS............................................. $ 553,907  $ 408,989
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................... $  46,132  $  33,745
  Customer deposits and holdbacks........................    22,007      9,273
  Accrued wages and benefits.............................    13,353      7,411
  Accrued phone expense..................................     8,767      5,245
  Other current liabilities..............................    22,820     10,157
  Current maturities of long-term obligations............    19,580     14,882
                                                          ---------  ---------
    Total current liabilities............................   132,659     80,713
LONG-TERM OBLIGATIONS, less current maturities...........    21,775     30,314
DEFERRED INCOME TAXES....................................     5,884      6,000
OTHER LONG TERM LIABILITIES..............................       663     --
MINORITY INTEREST........................................    14,801     --
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS' EQUITY
  Preferred stock $0.01 par value, 10,000 shares
   authorized, no shares issued and outstanding..........    --         --
  Common stock $0.01 par value, 200,000 shares
   authorized, 64,547 shares issued and 64,445
   outstanding and 63,330 shares issued and outstanding..       645        633
  Additional paid-in capital.............................   176,200    157,647
  Retained earnings......................................   203,941    133,682
  Treasury stock at cost (102 shares)....................    (2,661)    --
                                                          ---------  ---------
    Total stockholders' equity...........................   378,125    291,962
                                                          ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............... $ 553,907  $ 408,989
                                                          =========  =========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
REVENUE.......................................... $724,505  $562,444  $482,823
COST OF SERVICES.................................  371,549   288,503   256,494
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....  243,573   194,610   152,838
                                                  --------  --------  --------
NET OPERATING INCOME.............................  109,383    79,331    73,491
OTHER INCOME (EXPENSE):
  Interest income................................    4,440     3,231     3,762
  Interest expense--including interest expense--
   financing of $184, $490 and $772..............   (3,107)   (2,549)   (1,627)
  Other, net.....................................      206       345      (866)
                                                  --------  --------  --------
    Other income (expense).......................    1,539     1,027     1,269
                                                  --------  --------  --------
INCOME BEFORE INCOME TAX EXPENSE.................  110,922    80,358    74,760
INCOME TAX EXPENSE:
  Current income tax expense.....................   41,466    31,476    27,340
  Deferred income tax expense (benefit)..........     (803)     (872)    1,429
                                                  --------  --------  --------
    Income tax expense...........................   40,663    30,604    28,769
                                                  --------  --------  --------
NET INCOME....................................... $ 70,259  $ 49,754  $ 45,991
                                                  ========  ========  ========
EARNINGS PER COMMON SHARE:
  Basic.......................................... $   1.10  $   0.79  $   0.73
                                                  ========  ========  ========
  Diluted........................................ $   1.03  $   0.77  $   0.73
                                                  ========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic common shares............................   64,043    63,330    63,330
  Dilutive impact of potential common shares from
   stock options.................................    3,907     1,050        23
                                                  --------  --------  --------
  Diluted common shares..........................   67,950    64,380    63,353
                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       Total
                                Common Paid-in  Retained Treasury  Stockholders'
                                Stock  Capital  Earnings  Stock       Equity
                                ------ -------- -------- --------  -------------
BALANCE, January 1, 1998.......  $633  $157,647 $ 37,937 $ --        $196,217
  Net income...................  --      --       45,991   --          45,991
                                 ----  -------- -------- -------     --------
BALANCE, December 31, 1998.....   633   157,647   83,928   --         242,208
  Net income...................  --      --       49,754   --          49,754
                                 ----  -------- -------- -------     --------
BALANCE, December 31, 1999.....   633   157,647  133,682   --         291,962
  Net income...................  --      --       70,259   --          70,259
  Stock options exercised
   including related tax
   benefits (1,217 shares).....    12    18,553   --       --          18,565
  Treasury stock (102 shares)..  --      --       --      (2,661)      (2,661)
                                 ----  -------- -------- -------     --------
BALANCE, December 31, 2000.....  $645  $176,200 $203,941 $(2,661)    $378,125
                                 ====  ======== ======== =======     ========




   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................  $ 70,259  $ 49,754  $ 45,991
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Depreciation and amortization................    45,167    37,343    27,284
    Loss on sale of equipment....................       723       170        58
    Deferred income tax expense (benefit)........      (803)     (872)    1,429
  Changes in operating assets and liabilities:
    Accounts receivable..........................   (42,062)    8,244   (36,699)
    Other assets.................................   (10,145)   (1,610)  (11,139)
    Accounts payable.............................    12,387    20,888    (6,091)
    Other liabilities and accrued expenses.......    21,527     3,200      (637)
    Income tax payable...........................     1,263     1,307       706
    Customer deposits and holdbacks..............    12,734    (4,203)   (8,999)
                                                   --------  --------  --------
      Net cash flows from operating activities...   111,050   114,221    11,903
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............   (70,436)  (38,953)  (44,551)
  Proceeds from disposal of property and
   equipment.....................................     1,425     1,285     1,684
  Issuance of notes receivable...................     --      (15,401)   (6,990)
  Proceeds from payments of notes receivable.....       497     1,471     6,338
                                                   --------  --------  --------
      Net cash flows from investing activities...   (68,514)  (51,598)  (43,519)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt.................    10,000     6,000     --
  Payments of long-term obligations..............   (17,701)  (13,712)   (5,954)
  Net change in line of credit agreement.........     --       (2,000)    2,000
  Net change in accounts receivable financing and
   notes payable financing.......................    (4,491)    2,026     2,678
  Proceeds from stock options exercised including
   related tax benefits..........................    15,904     --        --
                                                   --------  --------  --------
      Net cash flows from financing activities...     3,712    (7,686)   (1,276)
                                                   --------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........    46,248    54,937   (32,892)
CASH AND CASH EQUIVALENTS, Beginning of period...    61,865     6,928    39,820
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, End of period.........  $108,113  $ 61,865  $  6,928
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.......  $  3,580  $  3,092  $  1,627
                                                   ========  ========  ========
  Cash paid during the period for income taxes...  $ 32,961  $ 29,842  $ 26,366
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 ACTIVITIES:
  Acquisition of property through assumption of
   long-term obligations.........................  $  3,860  $ 21,956  $ 15,220
                                                   ========  ========  ========
  Transfer of accounts receivable to notes
   receivable....................................  $    423  $  2,000  $  2,724
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 ACTIVITIES:
  Acquisition of patent through issuance of
   preferred stock of subsidiary.................  $ 14,666  $--       $ --
                                                   ========  ========  ========
  Treasury stock acquired in exchange for stock
   options exercised.............................  $  2,661  $--       $ --
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business Description--West Corporation (the "Company"), formerly known as West TeleServices Corporation, is one of the largest independent providers of outsourced customer relationship management, or CRM, solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services and direct marketing services. The Company offers its services over the telephone and the Internet. The Company's services minimize its clients' cost of managing their customer relationships, improve their customers' overall experience and provide its clients an opportunity to leverage its customer data.

   The Company provides its CRM solutions to Fortune 500 companies, leading Internet oriented companies and e-commerce companies. These services help its clients acquire customers, provide customer support and generate repeat sales. The Company operates a national network of 28 state-of-the-art customer contact centers and seven automated voice and data processing centers throughout North America and in India.

   Basis of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition--Operator Teleservices revenue is recognized at the time calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. Interactive Teleservices revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Direct Teleservices revenue is generally recognized on an hourly and success based rate basis at the time the agents place calls to consumers on behalf of clients. The customer is obligated to pay for these services when these activities have been performed. Both Operator Teleservices and Direct Teleservices also generate revenue by providing assistance to their clients in the design and programming of customized applications which are generally recognized on an hourly basis at the time the services are provided. Other revenues are recognized during the period services are provided. The Company defers revenues during the period in which customer refund obligations exist. Deferred revenue at December 31, 2000 and 1999 was $8,257 and $-0- respectively.

   Cost of Services--Cost of services includes labor, telephone and other expenses directly related to service activities.

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

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


   Cash and Cash Equivalents--For purposes of the statement of cash flows, the Company considers short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

   Financial Instruments--Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes receivable, notes payable and long-term obligations are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to the Company for the reissuance of notes with similar terms and remaining maturities are used to estimate fair values of the notes receivable, notes payable and long-term obligations.

   Property and Equipment--Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets and is calculated on the straight-line method. The Company's buildings have estimated useful lives of 30.5 years and the majority of the other assets have estimated useful lives of five years.

   Goodwill--Goodwill represents the excess of the value of Company stock received by minority stockholders upon their exchange of stock in certain subsidiaries over the book value of this stock. Goodwill is being amortized over 30 years. Recoverability of these assets is evaluated periodically based on management's estimate of future undiscounted operating income for each respective component of goodwill.

   Notes Receivable--Notes receivable and other assets are presented net of an allowance for doubtful accounts of $2,768 in 2000 and $-0- in 1999.

   Customer Deposits and Holdbacks--The Company obtains directly from the billing and collection agent, revenue generated from its customers' programs. The Company retains a specified amount of the revenue and remits the remainder to its customers. The retained amount is based upon the collection history of the customer's program success and is necessary to allow for potential adjustments, which may be filed within one year of the actual transactions. The Company obtains security deposits from certain customers, which are refunded to the customers when the Company discontinues service to the customers' programs.

   Income Taxes--The Company and its subsidiaries file a consolidated income tax return. The Company uses an asset and liability approach for the financial reporting of income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting.

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

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


   Minority Interest--The Company exercised an option to acquire, develop and commercialize an innovative new technology that is the subject of a patent issued on April 25, 2000. The technology relates to a process that the Company believes could have applications in the teleservices industry and a wide range of other industries. In order to incentivize certain of the Company's executive officers to develop and pursue this opportunity an equity interest was granted to those executives in the new company. The Company's venture partner and patent developer was granted 500 shares of convertible preferred stock in the new company. The venture partner has the option during the first 18 months of the venture to surrender those shares of convertible preferred stock in the new company in exchange for $12 million in cash plus an option to acquire 325,000 shares of the Company's common stock, exercisable at the average market price on the 15 days prior to the date of the agreement ($26.03 per share). Alternatively, the venture partner has the option to convert the 500 shares of convertible preferred stock into 5% of the common stock of the new company. The Company utilized the Black-Scholes pricing model to value the 325,000 options. The sum of that calculation and the $12 million in cash resulted in the valuation of the patent at $14.7 million, which is being amortized over the life of the patent, 17 years.

   Recent Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, (SFAS No. 133). This statement, which is effective for the Company beginning on January 1, 2001, requires recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Management has determined that the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

   Reclassifications--Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

B. ACCOUNTS RECEIVABLE FINANCING PROGRAM

   The Company maintains a line of credit with three participating banks in the amount of $1,000. Outstanding borrowings were $-0- at December 31, 2000 and 1999. Borrowings bear interest at 1.0% below the prime rate (actual rate 8.5% at December 31, 2000) to fund customer advances. Substantially all current assets of a subsidiary are pledged as collateral on the line of credit, which expires June 28, 2001. The Company had advances to customers through its accounts receivable financing programs aggregating $19,154 and $14,663 at December 31, 2000 and 1999, respectively. Under terms of the programs, advances are collateralized by the customer's accounts receivable from unrelated national billing services. The Company charges interest at the prime rate plus 3.0% (actual rate 12.5% at December 31, 2000).

C. LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

   The Company has a $25,000 unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0% (actual rate 8.5% at December 31, 2000). The revolving credit facility expires on June 29, 2001. Outstanding borrowings under the revolving credit facility totaled $-0- at December 31, 2000 and 1999. The Company's credit facility contains certain financial and other covenants which contain current ratio and tangible net worth requirements and limitations on indebtedness, among others. The financial covenants were met at December 31, 2000.

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


   Long-term obligations consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
Mortgage note payable to bank, due in monthly installments of
 $102 including interest at 7.63% with a balloon payment at
 maturity at February 1, 2003.................................  $11,633 $11,977
Notes payable to bank, due in monthly installments of $278,
 interest is variable at 1% less than the prime rate maturing
 June 30, 2003................................................    8,333      --
Notes payable to bank, due in monthly installments of $185,
 including interest at 6.75% maturing April 1, 2002...........    2,885   4,780
Notes payable to bank, due in monthly installments of $176,
 including interest at 6.20% maturing October 28, 2001........    1,875   3,802
Notes payable to vendor, due in monthly installments of $141, including interest from 3.54% to 5.40% maturing from March 1,
 2001 to January 1, 2002......................................    1,272   3,098
Capital lease obligations (See Note D)........................   15,357  21,539
                                                                ------- -------
                                                                 41,355  45,196
Less current maturities:
  Debt........................................................    8,792   5,771
  Capital lease obligations (See Note D)......................   10,788   9,111
                                                                ------- -------
Current maturities of long-term obligations...................   19,580  14,882
                                                                ------- -------
Long-term obligations.........................................  $21,775 $30,314
                                                                ======= =======

   The agreements contain restrictive covenants, which, among other things, require the maintenance of certain ratios and minimum tangible net worth, as defined in the agreements. The financial covenants were met at December 31, 2000.

   Scheduled maturities on long-term debt excluding capital lease obligations described in Note D, are as follows:

   Year Ending December 31,
     2001............................................................... $ 8,792
     2002...............................................................   4,625
     2003...............................................................  12,581

D. LEASES

   The Company leases certain land, buildings and equipment under operating and capital leases, which expire at varying dates through September 2007. Rent expense on operating leases was $6,730, $4,595 and $4,190 for the years ended December 31, 2000, 1999 and 1998, respectively, exclusive of related party lease expense as discussed in Note E. On all real estate leases, the Company pays real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to five years. All of the capital leases call for transfer of ownership or contain bargain purchase options at the end of the lease term. Amortization of assets purchased through capital lease agreements is included in depreciation expense.

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Assets under capital leases consisted of:
     Telephone and computer equipment........................ $ 26,403  $24,490
     Office furniture and equipment..........................    3,328    2,361
     Lease/building improvements.............................      336      633
                                                              --------  -------
       Total cost............................................   30,067   27,484
   Accumulated depreciation..................................  (10,428)  (6,621)
                                                              --------  -------
   Net book value............................................ $ 19,639  $20,863
                                                              ========  =======

   Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more and present value of the net minimum lease payments are as presented below exclusive of related party leases as discussed in Note E:

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
   Year Ending December 31,
     2001....................................................  $ 8,214  $11,557
     2002....................................................    7,497    4,545
     2003....................................................    6,511      257
     2004....................................................    3,824       --
     2005....................................................    3,242       --
     2006 and thereafter.....................................    1,977       --
                                                               -------  -------
   Total minimum obligations.................................  $31,265   16,359
                                                               =======
   Less interest at 6.11% to 10.65%..........................             1,002
                                                                        -------
   Present value of net minimum lease payments...............            15,357
   Less current portion......................................            10,788
                                                                        -------
                                                                        $ 4,569
                                                                        =======

E. RELATED PARTY TRANSACTIONS

   The Company leases certain office space owned by a partnership whose partners are majority stockholders of the Company. The lease expires August 31, 2004, and is accounted for as an operating lease. Required lease payments are as follows:

   Year Ending December 31,
     2001................................................................ $  921
     2002................................................................    976
     2003................................................................  1,035
     2004................................................................    717

   Lease expense was $869, $820 and $773 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


F. INCOME TAXES

   Components of the actual income tax expense were as follows:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Current income tax expense:
     Federal......................................... $39,134  $29,582  $24,450
     State...........................................   2,332    1,894    2,890
                                                      -------  -------  -------
                                                       41,466   31,476   27,340
                                                      -------  -------  -------
   Deferred income tax expense (benefit):
     Federal.........................................    (707)    (687)   1,088
     State...........................................     (96)    (185)     341
                                                      -------  -------  -------
                                                         (803)    (872)   1,429
                                                      -------  -------  -------
                                                      $40,663  $30,604  $28,769
                                                      =======  =======  =======

   A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Statutory rate............................................. 35.0% 35.0% 35.0%
   State income tax effect....................................  1.4%  2.5%  2.3%
   Other......................................................  0.3%  0.6%  1.2%
                                                               ----- ----- -----
                                                               36.7% 38.1% 38.5%
                                                               ===== ===== =====

   Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Deferred tax assets:
     Allowance for doubtful accounts.............................. $2,479 $1,792
   Deferred tax liabilities:
     Depreciation.................................................  5,884  6,000
                                                                   ------ ------
   Net deferred tax liability..................................... $3,405 $4,208
                                                                   ====== ======

   The deferred tax asset at December 31, 2000 and 1999 was included in other current assets.

G. EMPLOYEE BENEFITS AND INCENTIVE PLANS

   The Company has a 401(k) plan, which covers substantially all employees. Under the plan, the Company will match 50% of employee contributions up to 14% of their gross salary. The Company matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were $1,614, $1,390 and $1,076 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


   During 2000, the Company established a grantor trust under the West Corporation Executive Retirement Savings Plan ("Trust"). The principal of the Trust, and any earnings thereon shall be held separate and apart from other funds of the Company and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. The Company will match 50% of employee contributions, limited to the same maximums as those of the 401(k) plan. Total employer contributions under the plan were $221 for the year ended December 31, 2000.

   The Company's 1996 Stock Incentive Plan (the "Plan") authorized granting to officers and directors the right to purchase shares of Common Stock of the Company ("Common Shares") at the fair market value determined on the date of grant. Options generally vest over a four year period and expire ten years after grant date. Options to purchase a maximum of 9,499,500 Common Shares may be granted under the Plan.

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

   The following table presents the activity of the stock options for each of the fiscal years ended December 31, 2000, 1999 and 1998 and the stock options outstanding at the end of the respective fiscal years.

                                                 Stock Option Weighted Average
                                                    Shares     Exercise Price
                                                 ------------ ----------------
Outstanding at January 1, 1998..................   4,558,300      $15.6381
                                                  ----------      --------
  Granted.......................................   7,760,800       10.2726
  Surrendered and replaced by plan amendment....  (5,185,700)      15.6361
  Canceled......................................    (137,700)      15.6250
                                                  ----------      --------
Outstanding at December 31, 1998................   6,995,700        9.6875
                                                  ----------      --------
  Granted.......................................     515,000       10.7693
  Canceled......................................    (499,300)       9.7443
                                                  ----------      --------
Outstanding at December 31, 1999................   7,011,400        9.7634
                                                  ----------      --------
  Granted.......................................     145,000       24.0054
  Canceled......................................     (60,780)       9.8268
  Exercised.....................................  (1,182,995)       9.7268
                                                  ----------      --------
Outstanding at December 31, 2000................   5,912,625      $10.1194
                                                  ==========      ========
Shares available for future grants at December
 31, 2000.......................................   2,403,880
                                                  ==========

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


   The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                        Weighted
                                         Average    Weighted
                         Stock Option   Remaining   Average
         Exercise           Shares     Contractual  Exercise    Stock Option
           Price         Outstanding  Life in Years  Price   Shares Exercisable
         ---------       ------------ ------------- -------- ------------------
   $ 8.0000.............      8,000       8.36      $ 8.0000        2,000
   $ 9.6875.............  5,325,895       7.95      $ 9.6875      899,270
   $10.8130.............    433,730       8.58      $10.8130       79,730
   $21.1250.............     10,000       9.36      $21.1250           --
   $23.1250.............     67,500       9.58      $23.1250           --
   $25.3125.............     67,500       9.84      $25.3125           --
                          ---------       ----      --------      -------
                          5,912,625       8.04      $10.1194      981,000
                          =========       ====      ========      =======

   The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the years ended December 31, 2000, 1999 and 1998.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation; 2000, 1999 and 1998 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Net Income:
     As reported....................................... $70,259 $49,754 $45,991
     Pro forma......................................... $64,840 $41,782 $39,885
   Earnings per common share:
     Basic as reported................................. $  1.10 $  0.79 $  0.73
     Diluted as reported............................... $  1.03 $  0.77 $  0.73
     Pro forma basic................................... $  1.01 $  0.66 $  0.63
     Pro forma diluted................................. $  0.95 $  0.65 $  0.63

   The weighted average fair value per share of options granted in 2000, 1999, and 1998 was $14.18, $6.80 and $3.45, respectively. The fair value for options granted under the above described plans were estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
   Risk-free interest rate....................................  6.2%  5.3%  4.7%
   Dividend yield.............................................  0.0%  0.0%  0.0%
   Expected volatility........................................ 75.0% 60.0% 55.0%
   Expected life (years)......................................  4.0   4.1   4.1

   During May 1997, the Company and its stockholders adopted the 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides employees an opportunity to purchase

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Common Shares through annual offerings to be made during the five-year period commencing July 1, 1997. Each employee participating in any offering is granted an option to purchase as many full Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from the Company during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($25.3125 at July 3, 2000). On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering, the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Stock Purchase Plan. The maximum number of Common Shares available for sale under the Stock Purchase Plan is 1,965,532 shares.

H. COMMITMENTS AND CONTINGENCIES

   From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

   Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, Inbound, Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege on quantum meriut as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order, which remains pending. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law.

   Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH
(AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by the Company's subsidiary, West Telemarketing Corporation Outbound ("Outbound"), of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchased the

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. On November 19, 1999, the Company's motion for summary judgment was granted in full. On December 9, 1999, the plaintiffs appealed this summary judgment order to the U.S. Fifth Circuit Court of Appeals for the Fifth Circuit. Plaintiffs filed their brief on April 12, 2000 and the defendants filed their brief on June 16, 2000. The Court heard oral argument on December 6, 2000, but has not yet ruled. A ruling is expected in the first half of 2001.

   Outbound is a defendant in three cases which have been consolidated into one proceeding entitled Bone, Zarella, et al. individually and on behalf of a class of all other persons similarly situated vs. Horry Telephone Cooperative, Inc.; AT&T Corp.; AT&T Communications, Inc., AT&T Communications of the Southern States, Inc.; and West Telemarketing Outbound Corporation, pending in the United States District Court for the District of South Carolina. The plaintiffs in these cases alleged they were marketed AT&T long distance calling plans, and did not receive the full benefits of the marketed plans. Outbound provided telemarketing services to AT&T in connection with AT&T's marketing of these plans. The Federal judge referred the consolidated case to the FCC, and on March 10, 2000, the plaintiffs filed a Motion Seeking Conditional Certification of the Settlement Class, Preliminary Approval of a Settlement, and Approval and Order for Class Notice to be Given. Outbound and the co-defendants concurred in the motion. On March 23, 2000, the Federal judge approved the plaintiffs' motion and conditionally certified a class settlement and preliminarily approved the settlement. Under the proposed settlement AT&T will pay the entire settlement amount and neither Outbound nor the Company will be responsible for any such costs. On November 9, 2000, the court held that the settlement was fair and reasonable and the settlement was approved. Outbound has been released from all class action claims.

I. SIGNIFICANT CUSTOMERS AND SERVICE LINES

   For the years ended December 31, 2000, through December 31, 1998, the Company had 34 to 46 major customers who accounted for approximately 80% of total revenues. The Company had one customer who accounted for 28% of total revenue for the year ended December 31, 2000 and 32% and 33% of total revenue for the years ended December 31, 1999 and 1998, respectively. On December 31, 2000 the Company had no material revenue or assets outside the United States.

   The following is revenue by service lines for years ending December 31, 2000, 1999 and 1998:

                                                         For the Year Ended
                                                            December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Operator Teleservices............................ $354,861 $251,663 $186,454
   Interactive Teleservices.........................  138,903  131,720  122,601
   Direct Teleservices..............................  230,741  179,061  173,768
                                                     -------- -------- --------
   Total revenue.................................... $724,505 $562,444 $482,823
                                                     ======== ======== ========

                                WEST CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

J. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following is the summary of the quarterly results of operations for the two years ended December 31, 2000 and 1999. Certain reclassifications between other income (expense) and selling, general and administrative expenses have been made to the companies quarterly financial statements to conform to the current year presentation primarily for the classification of sales and use taxes and the gain or loss on sale of equipment:

                                               Three Months Ended
                                  --------------------------------------------
                                   March
                                    31,    June 30, September 30, December 31,
                                    2000     2000       2000          2000
                                  -------- -------- ------------- ------------
Revenue.......................... $170,059 $171,537   $189,513      $193,396
Cost of services.................   86,198   89,223     98,593        97,535
Selling, general and
 administrative expenses.........   57,427   58,239     62,320        65,587
                                  -------- --------   --------      --------
Net operating income.............   26,434   24,075     28,600        30,274
Other income (expense)...........      466      867        460          (254)
                                  -------- --------   --------      --------
Income before income tax
 expense.........................   26,900   24,942     29,060        30,020
Income tax expense...............    9,872    9,222     10,704        10,865
                                  -------- --------   --------      --------
Net income....................... $ 17,028 $ 15,720   $ 18,356      $ 19,155
                                  ======== ========   ========      ========
Earnings per common share:
  Basic.......................... $   0.27 $   0.24   $   0.29      $   0.30
  Diluted........................ $   0.25 $   0.23   $   0.27      $   0.28

                                               Three Months Ended
                                  --------------------------------------------
                                   March
                                    31,    June 30, September 30, December 31,
                                    1999     1999       1999          1999
                                  -------- -------- ------------- ------------
Revenue.......................... $137,992 $138,086   $143,071      $143,295
Cost of services.................   71,729   71,452     73,176        72,146
Selling, general and
 administrative expenses.........   45,340   49,195     50,472        49,603
                                  -------- --------   --------      --------
Net operating income.............   20,923   17,439     19,423        21,546
Other income (expense)...........    1,257      497        355        (1,082)
                                  -------- --------   --------      --------
Income before income tax
 expense.........................   22,180   17,936     19,778        20,464
Income tax expense...............    8,271    6,870      7,618         7,845
                                  -------- --------   --------      --------
Net income....................... $ 13,909 $ 11,066   $ 12,160      $ 12,619
                                  ======== ========   ========      ========
Earnings per common share:
  Basic.......................... $   0.22 $   0.17   $   0.19      $   0.20
  Diluted........................ $   0.22 $   0.17   $   0.19      $   0.19

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West Corporation

   We have audited the consolidated financial statements of West Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 6, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

/S/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 6, 2001

                                                                     Schedule II

                       WEST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED VALUATION ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                Transfers/
                                                Additions- Transfers/
                                       Balance  Charged to Deductions- Balance
                                      Beginning  Cost and    Amounts   End of
Description                            of Year   Expenses  Charged-Off  Year
-----------                           --------- ---------- ----------- -------
December 31, 2000--Allowance for
 doubtful accounts--
 Accounts receivable................   $4,717     $9,723     $7,829    $6,611
                                       ------     ------     ------    ------
December 31, 1999--Allowance for
 doubtful accounts-- Accounts
 receivable.........................   $1,870     $8,381     $5,534    $4,717
                                       ------     ------     ------    ------
December 31, 1998--Allowance for
 doubtful accounts-- Accounts
 receivable.........................   $  447     $3,484     $2,061    $1,870
                                       ------     ------     ------    ------
December 31, 2000--Allowance for
 doubtful accounts-- Long-term notes
 receivable.........................   $   --     $2,768     $   --    $2,768
                                       ------     ------     ------    ------

                                 EXHIBIT INDEX

   Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

                                                                     Sequential
 Exhibit                                                                Page
 Number                         Description                            Number
 -------                        -----------                          ----------
   3.01  Restated Certificate of Incorporation of the Company            *
         (Exhibit 99.02 to Form 8-K dated December 29, 2001, File
         No. 000-21771)

   3.02  Restated Bylaws of the Company (Exhibit 99.03 to Form 8-K       *
         dated December 29, 2001, File No. 000-21771)

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

  10.06  Employment Agreement between the Company and Thomas B.          **
         Barker dated January 1, 1999, as amended January 1, 2001

  10.07  Employment Agreement between the Company and Michael A.         **
         Micek dated January 1, 1999, as amended January 1, 2001

  10.08  Stock Redemption Agreement, dated April 9, 1996, by and         *
         among John W. Erwin, Gary L. West, Mary E. West and Troy
         L. Eaden (Exhibit 10.11 to Registration Statement under
         Form S-1 (Amendment No. 1) dated November 12, 1996, File
         No. 333-13991)

  10.09  Assignment and Assumption Agreement, dated as of November       *
         12, 1996, by and among Gary L. West, Mary E. West, Troy
         L. Eaden and the Company (Exhibit 10.12 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November
         21, 1996, File No. 333-13991)

  10.10  Personnel Company Subscription Service Agreement, dated         *
         as of November 12, 1996, between West Telemarketing
         Insurance Agency, Inc. and West Telemarketing Corporation
         Direct Teleservices (Exhibit 10.13 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November
         21, 1996, File No. 333-13991)

  10.11  Lease, dated September 1, 1994, by and between West             *
         Telemarketing Corporation and
         99-Maple Partnership (Exhibit 10.14 to Registration
         Statement under Form S-1 (Amendment No. 1) dated November
         12, 1996, File No. 333-13991)

  10.12  Employment Agreement between the Company and Nancee S.          **
         Berger, dated January 1, 1999, as amended January 1, 2001

  10.13  Employee Stock Purchase Plan dated July 1, 1997 (Exhibit        *
         10.01 to Form 10-Q dated August 14, 1997, File No. 000-
         21771)

                                                                    Sequential
 Exhibit                                                               Page
 Number                         Description                           Number
 -------                        -----------                         ----------
  10.14  Employment Agreement between the Company and Mark V.           **
         Lavin dated July 1, 1996, as amended January 1, 2001

  10.15  Employment Agreement between the Company and Steven M.         **
         Stangl dated January 1, 1999, as amended January 1, 2001

  10.16  Employment Agreement between the Company and Michael M.        **
         Sturgeon, dated January 1, 1999, as amended January 1,
         2001

  10.17  Employment Agreement between the Company and Jon R.            **
         (Skip) Hanson, dated October 4, 1999, as amended January
         1, 2001

  10.18  Employment Agreement between the Company and Michael E.        **
         Mazour, dated July 1, 2000, as amended January 1, 2001

  21.01  Subsidiaries of the Company (Exhibit 21.01 to                  *
         Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)

  23.01  Consent of Deloitte & Touche LLP                               **

--------
 *Indicates that the page number for such item is not applicable.
** Filed herewith