Form 10-Q
period 2001-03-31
WEST CORP
filed 2001-05-11
CIK 1024657

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __
                                       ---

At May 4, 2001, 64,719,081 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                 INDEX

                                                                                 Page No.
PART I.   FINANCIAL INFORMATION.................................................        3
     Item 1.  Financial Statements
              Consolidated Balance Sheets - March 31, 2001 and
                December 31, 2000...............................................        3
              Consolidated Statements of Operations -
                Three Months Ended March 31, 2001 and 2000......................        4
              Consolidated Statements of Cash Flows - Three Months Ended
                March 31, 2001 and 2000.........................................        5
              Notes to Consolidated Financial Statements........................        6
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................        8
     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........       10


PART II.  OTHER INFORMATION.....................................................       11
     Item 1.  Legal Proceedings.................................................       11
     Item 6.  Exhibits and Reports on Form 8-K..................................       12
SIGNATURES......................................................................       13

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               WEST CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                                                           March 31,        December 31,
                                                                                             2001               2000
                                                                                         ------------      -------------
                                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             $    142,066      $     108,113
   Accounts receivable, net of allowance for doubtful accounts of $7,101 and $6,611           116,945            129,695
   Notes receivable                                                                             2,613              2,153
   Accounts receivable - financing                                                                 43             19,154
   Other                                                                                       21,448             24,550
                                                                                         ------------      -------------
     Total current assets                                                                     283,115            283,665
PROPERTY AND EQUIPMENT:
   Land and improvements                                                                        5,392              5,392
   Buildings                                                                                   30,855             30,678
   Telephone and computer equipment                                                           204,039            188,775
   Office furniture and equipment                                                              33,446             35,100
   Leasehold improvements                                                                      56,481             56,724
   Construction in process                                                                     13,974             17,243
                                                                                         ------------      -------------
     Total property and equipment                                                             344,187            333,912
   Accumulated depreciation and amortization                                                 (143,669)          (136,734)
                                                                                         ------------      -------------
     Total property and equipment, net                                                        200,518            197,178
GOODWILL, net of accumulated amortization of $7,327 and $6,906                                 43,206             43,627
NOTES RECEIVABLE  AND OTHER ASSETS                                                             27,903             29,437
                                                                                         ------------      -------------
TOTAL ASSETS                                                                             $    554,742      $     553,907
                                                                                         ============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                      $     25,185      $      46,132
   Customer deposits and holdbacks                                                             20,081             22,007
   Accrued wages and benefits                                                                  15,125             13,353
   Accrued phone expense                                                                        5,298              8,767
   Other current liabilities                                                                   12,930             20,447
   Current maturities of long-term obligations                                                 17,737             19,580
   Income tax payable                                                                          13,786              2,373
                                                                                         ------------      -------------
     Total current liabilities                                                                110,142            132,659
LONG TERM OBLIGATIONS, less current maturities                                                 18,081             21,775
DEFERRED INCOME TAXES                                                                           6,082              5,884
OTHER LONG TERM LIABILITIES                                                                     1,167                663
MINORITY INTEREST                                                                              14,874             14,801
COMMITMENTS AND CONTINGENCIES (Note 2)                                                              -                  -
STOCKHOLDERS' EQUITY
   Preferred stock $0.01 par value, 10,000 shares authorized,
    no shares issued and outstanding                                                                -                  -
   Common stock $0.01 par value, 200,000 shares authorized, 64,818 shares issued and
    64,715 outstanding and 64,547 shares issued and 64,445 outstanding                            648                645
   Additional paid-in capital                                                                 180,631            176,200
   Retained earnings                                                                          225,778            203,941
   Treasury stock at cost (102 shares)                                                         (2,661)            (2,661)
                                                                                         ------------      -------------
     Total stockholders' equity                                                               404,396            378,125
                                                                                         ------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $    554,742      $     553,907
                                                                                         ============      =============

  The accompanying notes are an integral part of these financial statements.

                               WEST CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        Three Month Ended
                                                                                             March 31,
                                                                                   ---------------------------
                                                                                      2001              2000
                                                                                   ---------         ---------
REVENUE                                                                            $ 203,042         $ 170,059
COST OF SERVICES                                                                     103,034            86,198
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                          66,091            57,427
                                                                                   ---------         ---------
OPERATING INCOME                                                                      33,917            26,434

OTHER INCOME (EXPENSE):
   Interest income                                                                     1,182             1,002
   Interest expense - including interest expense - financing of $148 and $31            (644)           (1,227)
   Other income (expense), net                                                           116               691
                                                                                   ---------         ---------
     Other income                                                                        654               466
                                                                                   ---------         ---------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                                34,571            26,900

INCOME TAX EXPENSE:
   Current income tax expense                                                         13,910            10,583
   Deferred income tax (benefit)                                                      (1,249)             (711)
                                                                                   ---------         ---------
     Total income tax expense                                                         12,661             9,872
                                                                                   ---------         ---------

INCOME BEFORE MINORITY INTEREST                                                       21,910            17,028

MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY                              73                 -

NET INCOME                                                                         $  21,837         $  17,028
                                                                                   =========         =========

EARNINGS PER COMMON SHARE:
   Basic                                                                           $    0.34         $    0.27
                                                                                   =========         =========
   Diluted                                                                         $    0.32         $    0.25
                                                                                   =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic common shares                                                                64,580            63,892
   Dilutive impact of potential common shares from stock options                       3,854             3,603
                                                                                   ---------         ---------
   Diluted common shares                                                              68,434            67,495
                                                                                   =========         =========

  The accompanying notes are an integral part of these financial statements.

                               WEST CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          --------         --------
                                                                            2001             2000
                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 21,837         $ 17,028
    Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation and amortization                                          11,991           10,430
     Loss on sale of equipment                                                  13               47
     Deferred income tax expense (benefit)                                  (1,249)            (711)
     Minority Interest                                                          73                -
    Changes in operating assets and liabilities:
     Accounts receivable                                                    12,750          (13,859)
     Other assets                                                            5,866           (8,177)
     Accounts payable                                                       (1,922)          12,517
     Other liabilities and accrued expenses                                 (8,710)           3,737
     Customer deposits and holdbacks                                        (1,926)             488
     Income tax payable                                                     11,413           11,438
                                                                          --------         --------
       Net cash flows from operating activities                             50,136           32,938
                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (14,739)         (19,685)
    Proceeds from disposal of property and equipment                            33            1,076
    Issuance of notes receivable                                            (1,259)            (255)
    Proceeds from payments of notes receivable                                 885                -
                                                                          --------         --------
      Net cash flows from investing activities                             (15,080)         (18,864)
                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                       (5,537)          (4,259)
    Proceeds from stock options exercised including                          4,434            5,444
    related tax benefits
    Net change in accounts receivable financing and notes                        -               58
    payable financing
                                                                          --------         --------
      Net cash flows from financing activities                              (1,103)           1,243
                                                                          --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                    33,953           15,317
CASH AND CASH EQUIVALENTS, Beginning of period                             108,113           61,865
                                                                          --------         --------
CASH AND CASH EQUIVALENTS, End of period                                  $142,066         $ 77,182
                                                                          ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                              $    574         $    747
                                                                          ========         ========
    Cash paid during the period for income taxes                          $    678         $    172
                                                                          ========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Acquisition of property through assumption of                         $      -         $  2,825
    long-term obligations
                                                                          --------         --------
    Application of accounts receivable to accounts payable                $ 19,025         $ 14,396
                                                                          ========         ========

  The accompanying notes are an integral part of these financial statements.

                               WEST CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF CONSOLIDATION AND PRESENTATION

     West Corporation and its direct and indirect subsidiaries (the "Company") is one of the largest independent providers of outsourced customer relationship management, or CRM, solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services and direct marketing services. The Company offers its services over the telephone and the Internet. The Company's services minimize its clients' cost of managing their customer relationships services, improve their customers' overall experience, and provide its clients an opportunity to leverage customer data.

     The Company provides its CRM solutions to Fortune 500 companies, leading internet oriented companies and e-commerce companies. These services help its clients acquire customers, provide customer support and generate repeat sales. The Company operates a national network of 29 state-of-the-art customer contact centers and seven automated voice and data processing centers throughout North America and in India.

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 2000. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 2000, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH
(AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by the Company's subsidiary, West Telemarketing Corporation Outbound ("Outbound"), of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchased the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. On November 19, 1999, the Company's motion for summary judgment was granted in full. On December 9, 1999, the plaintiffs appealed this summary judgment order to the U.S. Court of Appeals for the Fifth Circuit. Plaintiffs filed their brief on April 12, 2000 and the defendants filed their brief on June 16, 2000. The court heard oral arguments on December 6, 2000. On April 4, 2001, the Fifth Circuit affirmed summary judgment for the Company. On April 17, 2001, the Plaintiff filed a Petition for Rehearing with the Fifth Circuit. On May 2, 2001, the Fifth Circuit denied the Petition for Rehearing.

   Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order, which remains pending. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Certain statements under this caption, and elsewhere in this Form 10-Q, constitute forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM solutions industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings and government regulation.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 and 2000

     Revenue: For the three months ended March 31, 2001, revenue increased $32.9 million, or 19.3%, to $203.0 million up from $170.1 million for the three months ended March 31, 2000. The increase in revenue included $4.9 million derived from new clients and $28.0 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

     During the three months ended March 31, 2001, 80% of the Company's total revenue was generated by 51 clients. This compares to 41 clients during the comparable period in 2000. During the three months ended March 31, 2001, AT&T remained the Company's largest client and accounted for 26% of total revenue, down from 29% during the comparable period in 2000.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to services activities. Costs of services increased $16.8 million, or 19.5%, in the first quarter of 2001 to $103.0 million, up from $86.2 million for the comparable period of 2000. As a percentage of revenue, cost of services was 50.7% for both the first quarter of 2001 and the comparable period in 2000. Cost of services remained unchanged due to the continued control of variable labor costs and telecommunication costs by the Company.

     Selling, general and administrative ("SG&A") expenses: SG&A expenses increased by $8.7 million, or 15.1%, to $66.1 million for the first quarter of 2001 up from $57.4 million for the comparable period of 2000. As a percentage of revenue, SG&A expenses decreased to 32.6% for the first quarter of 2001 compared to 33.8% for the comparable period of 2000. The decrease can be attributed to a focus on cost reduction opportunities in anticipation of softening market conditions.

     Operating income: Operating income increased by $7.5 million, or 28.4%, to $33.9 million in the first quarter of 2001 up from $26.4 million in the first quarter of 2000. As a percentage of revenue, net operating income increased to 16.7% for the first quarter of 2001 compared to 15.5% for the corresponding period of 2000 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Other income: Other income includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities, a mortgage note and capital leases. Other income for the first quarter of 2001 totaled $654,000 compared to $466,000 for the first quarter of 2000.

     Net income: Net income increased by $4.8 million, or 28.2%, for the first quarter of 2001, to $21.8 million from net income of $17.0 million for the first quarter of 2000. Net income includes a provision for income tax expense at an effective rate of approximately 36.6% for the three months ended March 31, 2001, and approximately 36.7% for the comparable period of 2000.

Liquidity and Capital Resources

  The Company's primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

  The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at March 31, 2001. The Company's credit facility contains certain financial covenants and restrictions, which were met at March 31, 2001. The credit facility expires on June 29, 2001. The Company believes it could increase the amount of the facility, if needed.

  The Company also has a $1.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry. Borrowings under the bank line are limited to a borrowing base of pledged accounts receivable from certain of the Company's qualified customers which are assigned by the Company to the bank. Borrowings bear interest at 1.0% below the prime rate. There were no borrowings under this credit facility at March 31, 2001. The bank line expires on June 29, 2001. The Company believes it could increase the amount of the facility, if needed.

  Net cash flow from operating activities increased $17.2 million, or 52.2%, to $50.1 million for the three months ended March 31, 2001, compared to net cash flows from operating activities of $32.9 million for the three months ended March 31, 2000. The increase was due primarily to an increase in net income, a decrease in trade accounts receivable and a decrease in other assets. These decreases were slightly offset by decreases in accounts payable and other liabilities and accrued expenses.

  Net cash flow used in investing activities was $15.1 million for the three months ended March 31, 2001, compared to $18.9 million for the comparable period of 2000. The decrease was primarily due to a reduction in the purchase of property and equipment. The Company invested $14.7 million in contact center expansion to support the growth of the Company's business for the three months ended March 31, 2001, compared to $19.7 million during the same period in 2000. All of the property and equipment purchases were financed through cash flow from operations.

  Net cash flow used in financing activities was $1.1 million for the three months ended March 31, 2001, compared to a source of funds of $1.2 million for the comparable period of 2000. During the three months ended March 31, 2001 and 2000, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations. These payments were $5.5 million during the three months ended March 31, 2001 compared to $4.3 million for the comparable period of 2000. Proceeds from stock options exercised including related tax benefits was $4.4 million during the three months ended March 31, 2001 compared to $5.4 million for the comparable period of 2000.

Capital Expenditures

     The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $14.7 million for the three months ended March 31, 2001. Capital expenditures for the three months ended March 31, 2001 consisted primarily of equipment purchases. The Company projects its capital expenditures for the remainder of 2001 to be approximately $35.0 million to $45.0 million, primarily for capacity expansion and upgrades at existing facilities.

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

Other Events

     During the three months ended March 31, 2001, the Company executed lease agreements for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building, in Omaha, Nebraska that is currently under construction and scheduled for completion in mid-2002. The leases have five-year terms with renewal options. The lease payments are based on a variable interest rate at 87.5 basis points over a selected LIBOR. The aggregate estimated lease expense in 2001 is approximately $0.6 million but may vary depending on changes in LIBOR. The Company may, at any time, elect to exercise a purchase option of approximately $10 million for the San Antonio building and approximately $34 million for the Omaha building.

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

   The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $35.8 million of long-term obligations and $26.0 million of credit facilities with variable interest rates. There were no borrowings outstanding under these credit facilities at March 31, 2001. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations, or cash flows given the Company's currently existing obligations under such long-term obligations and credit facilities.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 2000, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

  Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH (AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division, where it is pending (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by Outbound, of two pieces of property from the Resolution Trust Corporation ("RTC") during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchased the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. On November 19, 1999, the Company's motion for summary judgment was granted in full. On December 9, 1999, the plaintiffs appealed this summary judgment order to the U.S. Court of Appeals for the Fifth Circuit. Plaintiffs filed their brief on April 12, 2000 and the defendants filed their brief on June 16, 2000. The court heard oral arguments on December 6, 2000. On April 4, 2001, the Fifth Circuit affirmed summary judgment for the Company. On April 17, 2001, the Plaintiff filed a Petition for Rehearing with the Fifth Circuit. On May 2, 2001, the Fifth Circuit denied the Petition for Rehearing.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits

          None.


    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2001.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WEST CORPORATION


                                  By: /s/ Thomas B. Barker
                                     -------------------------------------------
                                  Thomas B. Barker
                                  President and Chief Executive Officer


                                  By: /s/ Michael A. Micek
                                     -------------------------------------------
                                  Michael A. Micek
                                  Chief Financial Officer,
                                  Executive Vice President-Finance and Treasurer



Date: May 11, 2001