Form 10-Q
period 2001-06-30
WEST CORP
filed 2001-08-10
CIK 1024657

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ____________

                       Commission File Number 000-21771

                               West Corporation
            (Exact name of registrant as specified in its charter)


             DELAWARE                                            47-0777362
(State or other jurisdiction of incorporation                  (IRS Employer
          or organization)                                   Identification No.)


11808 Miracle Hills Drive, Omaha, Nebraska                           68154
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code: (402) 963-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

At August 6, 2001, 64,964,884 shares of Common Stock, par value $.01 per share, of the registrant ("Common Stock") were outstanding.

                                     INDEX

                                                                                                           Page No.

Independent Accountants' Report.................................................................................  3
PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
             Consolidated Balance Sheets - June 30, 2001 and December 31, 2000..................................  4
             Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 2001 and 2000................................................  5
             Consolidated Statements of Cash Flows- Six Months Ended June 30, 2001 and 2000.....................  6
             Notes to Consolidated Financial Statements.........................................................  7
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............  8
     Item 3. Quantitative and Qualitative Disclosure About Market Risk.......................................... 11

PART II.  OTHER INFORMATION
     Item 1. Legal Proceedings.................................................................................. 12
     Item 4. Submission of Matters to a Vote of Security Holders................................................ 12
     Item 6. Exhibits and Reports on Form 8-K................................................................... 13

SIGNATURES...................................................................................................... 14

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 17, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               WEST CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)
                                 (Unaudited)

                                                                                                         June 30,     December 31,
                                                                                                           2001          2000
                                                                                                        ---------     -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                         $ 147,208        $ 108,113
     Accounts receivable, net of allowance for doubtful accounts of $7,319 and $6,611                    100,434          129,695
     Notes receivable                                                                                      1,200            2,153
     Accounts receivable - financing                                                                          22           19,154
     Other                                                                                                28,779           24,550
                                                                                                       ---------        ---------
       Total current assets                                                                              277,643          283,665
PROPERTY AND EQUIPMENT:
     Land and improvements                                                                                 6,481            5,392
     Buildings                                                                                            38,092           30,678
     Telephone and computer equipment                                                                    205,063          188,775
     Office furniture and equipment                                                                       37,107           35,100
     Leasehold improvements                                                                               60,006           56,724
     Construction in process                                                                               5,178           17,243
                                                                                                       ---------        ---------
       Total property and equipment                                                                      351,927          333,912
     Accumulated depreciation and amortization                                                          (150,054)        (136,734)
                                                                                                       ---------        ---------
       Total property and equipment, net                                                                 201,873          197,178
GOODWILL, net of accumulated amortization of $7,748 and $6,906                                            42,785           43,627
NOTES RECEIVABLE AND OTHER ASSETS                                                                         23,367           29,437
                                                                                                       ---------        ---------
TOTAL ASSETS                                                                                           $ 545,668        $ 553,907
                                                                                                       =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                                  $  21,502        $  46,132
     Customer deposits and holdbacks                                                                      18,096           22,007
     Accrued wages and benefits                                                                            9,331           13,353
     Accrued phone expense                                                                                 6,417            8,767
     Other current liabilities                                                                             8,802           20,447
     Current maturities of long-term obligations                                                          15,173           19,580
     Income tax payable                                                                                    3,726            2,373
                                                                                                       ---------        ---------
       Total current liabilities                                                                          83,047          132,659
LONG TERM OBLIGATIONS, less current maturities                                                            15,673           21,775
DEFERRED INCOME TAXES                                                                                      5,749            5,884
OTHER LONG TERM OBLIGATIONS                                                                                1,356              663
MINORITY INTEREST                                                                                         15,083           14,801
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY
     Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding               -                -
     Common stock $0.01 par value, 200,000 shares authorized, 65,044 shares issued, 64,892
     outstanding and 64,547 shares issued and 64,445 outstanding                                             650              645
     Additional paid-in capital                                                                          182,890          176,200
     Retained earnings                                                                                   245,263          203,941
     Treasury stock at cost 152 and 102 shares                                                            (4,043)          (2,661)
                                                                                                       ---------        ---------
       Total stockholders' equity                                                                        424,760          378,125
                                                                                                       ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $ 545,668        $ 553,907
                                                                                                       =========        =========

The accompanying notes are an integral part of these financial statements.

                               WEST CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                             Three Months Ended            Six Months Ended
                                                                                  June 30,                     June 30,
                                                                           ----------------------       ----------------------
                                                                             2001          2000           2001          2000
                                                                           --------      --------       --------      --------
REVENUE                                                                    $193,006      $171,537       $396,048      $341,596
COST OF SERVICES                                                             98,431        89,223        201,465       175,421
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 64,171        58,239        130,262       115,666
                                                                           --------      --------       --------      --------
NET OPERATING INCOME                                                         30,404        24,075         64,321        50,509

OTHER INCOME (EXPENSE):
   Interest income                                                            1,491           574          2,673         1,576
   Interest expense - including interest expense - financing of
   $34, $33, $182 and $64                                                      (949)         (440)        (1,593)       (1,668)
   Other,  net                                                                  452           733            568         1,425
                                                                           --------      --------       --------      --------
     Other income (expense)                                                     994           867          1,648         1,333
                                                                           --------      --------       --------      --------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                       31,398        24,942         65,969        51,842

INCOME TAX EXPENSE:
   Current income tax expense                                                12,325        10,450         26,235        21,033
   Deferred income tax expense (benefit)                                       (621)       (1,228)        (1,870)       (1,939)
                                                                           --------      --------       --------      --------
     Total income tax expense                                                11,704         9,222         24,365        19,094
                                                                           --------      --------       --------      --------

INCOME BEFORE MINORITY INTEREST                                              19,694        15,720         41,604        32,748

MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY                    209             -            282             -
                                                                           --------      --------       --------      --------
NET INCOME                                                                 $ 19,485      $ 15,720       $ 41,322      $ 32,748
                                                                           ========      ========       ========      ========

EARNINGS PER COMMON SHARE:
   Basic                                                                   $   0.30      $   0.24       $   0.64      $   0.51
                                                                           ========      ========       ========      ========
   Diluted                                                                 $   0.28      $   0.23       $   0.60      $   0.48
                                                                           ========      ========       ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic common shares                                                       64,804        64,246         64,692        64,069
   Dilutive impact of potential common shares from stock options              3,681         3,702          3,765         3,990
                                                                           --------      --------       --------      --------
   Diluted common shares                                                     68,485        67,948         68,457        68,059
                                                                           ========      ========       ========      ========

  The accompanying notes are an integral part of these financial statements.

                               WEST CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      --------------------------------
                                                                                         2001                  2000
                                                                                      ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $   41,322            $   32,748
   Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation and amortization                                                         24,499                20,884
    (Gain) Loss on sale of equipment                                                         (23)                  380
    Deferred income tax expense (benefit)                                                 (1,870)               (1,939)
    Minority interest                                                                        282                     -
   Changes in operating assets and liabilities:
    Accounts receivable                                                                   29,261               (28,234)
    Other assets                                                                             534                 6,093
    Accounts payable                                                                      (5,605)                4,374
    Other liabilities and accrued expenses                                               (17,324)                8,352
    Customer deposits and holdbacks                                                       (3,911)                1,747
    Income tax payable                                                                     1,353                 1,928
                                                                                      ----------            ----------
      Net cash flows from operating activities                                            68,518                46,333
                                                                                      ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (27,945)              (34,359)
    Proceeds from disposal of property and equipment                                          49                 1,169
    Issuance of notes receivable                                                               -                  (427)
    Proceeds from payments of notes receivable                                             3,562                 4,050
                                                                                      ----------            ----------
      Net cash flows from investing activities                                           (24,334)              (29,567)
                                                                                      ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                                    (10,509)               (7,905)
    Proceeds from stock option exercises including related tax benefits                    5,313                 7,199
    Proceeds from issuance of debt                                                             -                10,000
    Net change in accounts receivable financing and accounts payable financing               107                    43
                                                                                      ----------            ----------
      Net cash flows from financing activities                                            (5,089)                9,337
                                                                                      ----------            ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   39,095                26,103
CASH AND CASH EQUIVALENTS, Beginning of period                                           108,113                61,865
                                                                                      ----------            ----------
CASH AND CASH EQUIVALENTS, End of period                                              $  147,208            $   87,968
                                                                                      ==========            ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                          $    1,286            $    1,515
                                                                                      ==========            ==========
    Cash paid during the period for income taxes                                      $   22,896            $   19,507
                                                                                      ==========            ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Acquistion of property with debt obligation financing                             $       -             $    2,825
                                                                                      ==========            ==========
    Application of accounts receivable to accounts payable                            $   19,025            $        -
                                                                                      ==========            ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Acquistion of a patent with a debt obligation and stock options                   $        -            $   14,666
                                                                                      ==========            ==========
    Treasury stock acquired in exchange for stock options exercised                   $    1,382            $    2,661
                                                                                      ==========            ==========

  The accompanying notes are an integral part of these financial statements.

                               WEST CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     West Corporation and its affiliates (the "Company") is one of the largest independent providers of full-service customer relationship management, or CRM, solutions in the United States. The Company helps companies, including many Fortune 500 companies, acquire, retain and grow profitable customer relationships. The Company enables its clients to completely outsource a full range of services, including processing customer initiated contacts, automated voice response services and direct marketing services. Utilizing the latest in voice and Internet technology, the Company's services minimize its clients' cost of managing their customer relationships services, improve their customers' overall experience, and provide an opportunity to leverage customer data.

     The Company has the technology, experience and leadership position needed to create customized solutions that work for both traditional business ventures and new economy companies. The Company operates a national network of 30 state-of-the-art customer contact centers and seven interactive automated voice and data processing centers throughout North America and in India.

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the six months ended June 30, 2001 and 2000 by $531,000 and $531,000, respectively. The Company has not quantified the impact resulting from the adoption of the other provisions of these standards.

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the year ended December 31, 2000. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its annual report on Form 10-K for the year ended December 31, 2000, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, results of operations or cashflows.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West

Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order. The San Antonio Court of Appeals heard oral arguments on June 19, 2001. The Company is awaiting a ruling. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2001 and 2000

     Revenue: For the second quarter of 2001, revenue increased $21.5 million, or 12.5%, to $193.0 million up from $171.5 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenue increased $54.4 million, or 15.9%, to $396.0 million up from $341.6 million for the six months ended June 30, 2000. The increase in revenue included $15.4 million derived from new clients and $39.0 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

     For the second quarter of 2001, 80% of the Company's total revenue was generated by 87 clients. This compares to 28 clients during the comparable period in 2000. For the six months ended June 30, 2001, 80% of the Company's total revenue was generated by 70 clients. This compares to 54 clients during the comparable period in 2000. During the three months ended June 30, 2001, AT&T remained the Company's largest client and accounted for 22% of total revenue, down from 28% during the comparable period in 2000. For the six months ended June 30, 2001, AT&T accounted for 24% of total revenue, down from 28% during the comparable period in 2000.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services increased $9.2 million, or 10.3%, in the second quarter of 2001 to $98.4 million, up from $89.2 million for the comparable period of 2000. Cost of services increased $26.1 million, or 14.9%, to $201.5 million for the six months ended June 30, 2001, up from $175.4 million for the comparable period of 2000. As a percentage of revenue, cost of services decreased to 51.0% for the second quarter of 2001 and to 50.9% for the six months ended June 30, 2001, compared to 52.0% and 51.4%, respectively, for the comparable periods in 2000. The decrease in cost of services as a percentage of revenue for the three months and six months ended June 30, 2001 can be attributed primarily to lower telecommunication costs due to lower service rates negotiated with our telecommunications vendor.

     Selling, general and administrative ("SG&A") expenses: SG&A expenses increased by $5.9 million, or 10.2%, to $64.2 million for the second quarter of 2001 up from $58.2 million for the comparable period of 2000. For the six months ended June 30, 2001, SG&A expenses increased by $14.6 million, or 12.6%, to $130.3 million, up from $115.7 million for the comparable period of 2000. As a percentage of revenue, SG&A expenses declined to 33.2% for the second quarter of 2001 and 32.9% for the six months ended June 30, 2001 compared to 34.0% and 33.9%, respectively, for the comparable periods of 2000. The decrease can be attributed to a focus on cost reduction opportunities in anticipation of softening market conditions.

     Net operating income: Net operating income increased by $6.3 million, or 26.3%, to $30.4 million for the second quarter of 2001 up from $24.1 million, for the comparable period of 2000. For the six months ended June 30, 2001, net operating income increased by $13.8 million, or 27.3%, to $64.3 million up from $50.5 million for the comparable period of 2000. As a percentage of revenue, net operating income increased to 15.8% for the second quarter of 2001 and 16.2% for the six months ended June 30, 2001 compared to 14.0% and 14.8%, respectively, for the corresponding periods of 2000 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

     Other income: Other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income (expense) for the second quarter of 2001 totaled $994,000 compared to $867,000 for the second quarter of 2000. Other income (expense) for the six months ended June 30, 2001 totaled $1,648,000 compared to $1,333,000 for the comparable period of 2000. Despite lower interest rates, higher average cash balances and the resulting interest income caused other income to increase in 2001 compared to 2000.

     Net income: Net income increased by $3.8 million, or 24.0%, to $19.5 million for the second quarter of 2001 compared to $15.7 million for the second quarter of 2000. For the six months ended June 30, 2001, net income increased $8.6 million, or 26.2%, to $41.3 million up from $32.7 million for the comparable period of 2000. Net income included a provision for income tax expense at an effective rate of approximately 37.5% and 37.1% for the three months and six months ended June 30, 2001, respectively, and approximately 37.0% and 36.8% for the comparable periods of 2000.

Liquidity and Capital Resources

     The Company's primary source of liquidity has historically been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. The Company previously had a $25.0 million revolving credit facility, which expired on June 29, 2001. This credit facility was renewed on June 30, 2001 for $25.0 million under substantially the same terms and conditions. There were no borrowings outstanding under this facility at June 30, 2001. The Company's credit facility contains certain financial covenants and restrictions, which were met at June 30, 2001. The renewed credit facility expires on June 29, 2002. The Company believes it could increase the amount of the facility, if needed.

     The Company previously had a $1.0 million revolving bank line used to fund an accounts receivable financing program offered to certain customers in the pay-per-call industry which expired on June 29, 2001 and the Company chose not to renew the line.

     Net cash flow from operating activities increased $22.2 million, or 47.9%, to $68.5 million for the six months ended June 30, 2001, compared to net cash flow from operating activities of $46.3 million for the six months ended June 30, 2000. The increase was due principally to the decrease in accounts receivable and the increase in net income. The average number of days accounts receivable were outstanding for the three months ended June 30, 2001 was 51 days compared to 57 days for the comparable period in 2000. The increase in cash flows from operating activities was partially offset by a reduction in accounts payable and other liabilities and accrued expenses.

     Net cash flow used in investing activities was $24.3 million for the six months ended June 30, 2001, compared to $29.6 million for the comparable period of 2000. The decrease was due primarily to a reduction in the purchase of property and equipment. During the first six months of 2001 the Company invested $27.9 million in contact center expansion to support the growth of the Company's business, compared to $34.4 million during the same period in 2000. All of the property and equipment purchases were financed through cash flow from operations.

     Net cash flow used in financing activities was $5.1 million for the six months ended June 30, 2001, compared to net cash flow from financing activities of $9.3 million for the comparable period of 2000. The reduction was due primarily to $10 million in proceeds from the issuance of debt that was incurred during the six months ended June 30, 2000. During the six months ended June 30, 2001, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations. These payments were $10.5 million during the six months ended June 30, 2001 compared to $7.9 million for the comparable period of 2000. Proceeds from stock options exercised, including related tax benefits, were $5.3 million during the six months ended June 30, 2001 compared to $7.2 million for the comparable period of 2000.

Capital Expenditures

     The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $27.9 million for the six months ended June 30, 2001 compared to $37.2 million for the six months ended June 30, 2000. Capital expenditures for the six months ended June 30, 2001 consisted primarily of equipment purchases for contact center expansion and upgrades. The Company projects its capital expenditures for the remainder of 2001 to be approximately $26.0 million primarily for contact center expansion and upgrades.

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

     The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $30.8 million of long-term obligations and $25.0 million of credit facilities with variable interest rates. There were no borrowings outstanding under these credit facilities at June 30, 2001. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations, or cash flows given the Company's currently existing obligations under such long-term obligations and credit facilities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its annual report on Form 10-K for the year ended December 31, 2000, and its quarterly report on Form 10-Q for the first quarter of 2001, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, or results of operations or cash flows.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order. The San Antonio Court of Appeals heard oral arguments on June 19, 2001. The Company is awaiting a ruling. No claims remain in the lawsuit that allow for an award of punitive damages under Texas law.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 15, 2001 (the "Annual Meeting"). The matters submitted to the stockholders for a vote included (a) the election of one director with a term expiring at the 2004 annual meeting of stockholders and (b) the ratification of appointment of Deloitte & Touche LLP as the Company's independent auditors. The following table sets forth the results of the voting on these matters:

                                                                                      Number of
                                                                    Number of        Votes Against
                     Matter                                         Votes For        or Withheld       Abstain
Election of Directors

        Mary E. West                                               57,831,449            62,072            -


Ratification of Appointment of Deloitte & Touche LLP as
 Independent Auditors                                              57,882,645            10,245          631

Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than the director elected are Gary L. West, Thomas B. Barker, William E. Fisher and Greg T. Sloma.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

               None.


     (b)  Reports on Form 8-K.

               The Company filed a Report on Form 8-K on July 19, 2001 with the Securities and Exchange Commission to disclose the appointment of George H. Krauss as a member of the Board of Directors and the Audit Committee of the Board of Directors.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WEST CORPORATION


                                    By:  /s/ Thomas B. Barker
                                        ----------------------------------------
                                    Thomas B. Barker
                                    President and Chief Executive Officer


                                    By:  /s/  Michael A. Micek
                                        ----------------------------------------
                                    Michael A. Micek
                                    Chief Financial Officer,
                                    Executive Vice President-Finance and
                                    Treasurer



Date: August 10, 2001