Form 10-Q
period 2001-09-30
WEST CORP
filed 2001-11-09
CIK 1024657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                        Commission File Number 000-21771

                                West Corporation
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       47-0777362
   (State or other jurisdiction of  or         (IRS Employer Identification No.)
       incorporation organization)

11808 Miracle Hills Drive, Omaha, Nebraska                   68154
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (402) 963-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __
                                       ---
At November 6, 2001, 65,099,059 shares of Common Stock, par value $.01 per share, of the registrant ("Common Stock") were outstanding.

                                      INDEX

                                                                                             Page No.
PART I.  FINANCIAL INFORMATION
Independent Accountants' Report ............................................................        3
    Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 2001 and December 31, 2000 ........        4
             Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 2001 and 2000 .......................        5
             Consolidated Statements of Cash Flows - Nine Months Ended September 30,
             2001 and 2000 .................................................................        6
             Notes to Consolidated Financial Statements ....................................        7
    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations .....................................................        9
    Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....................       12

PART II.  OTHER INFORMATION
    Item 1.  Legal Proceedings .............................................................       14
    Item 6.  Exhibits and Reports on Form 8-K ..............................................       15

SIGNATURES .................................................................................       16

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

Independent Accountants' Report

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and cash flows. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 23, 2001

                                WEST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)

                                                                                                 September 30,   December 31,
                                                                                                      2001           2000
                                                                                                 -------------   ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                    $     163,158   $    108,113
    Accounts receivable, net of allowance for doubtful accounts of $7,083 and $6,611                   107,826        129,695
    Notes receivable                                                                                     1,881          2,153
    Accounts receivable - financing                                                                     17,663         19,154
    Other                                                                                               22,670         24,550
                                                                                                 -------------   ------------
        Total current assets                                                                           313,198        283,665
PROPERTY AND EQUIPMENT:
    Land and improvements                                                                                6,710          5,392
    Buildings                                                                                           39,404         30,678
    Telephone and computer equipment                                                                   210,649        188,775
    Office furniture and equipment                                                                      36,968         35,100
    Leasehold improvements                                                                              61,147         56,724
    Construction in process                                                                              8,667         17,243
                                                                                                 -------------   ------------
        Total property and equipment                                                                   363,545        333,912
    Accumulated depreciation and amortization                                                         (161,178)      (136,734)
                                                                                                 -------------   ------------
        Total property and equipment, net                                                              202,367        197,178
GOODWILL, net of accumulated amortization of $8,170 and $6,906                                          42,363         43,627
NOTES RECEIVABLE AND OTHER ASSETS                                                                       20,426         29,437
                                                                                                 -------------   ------------
TOTAL ASSETS                                                                                     $     578,354   $    553,907
                                                                                                 =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                             $      41,101   $     46,132
    Customer deposits and holdbacks                                                                      8,060         22,007
    Accrued wages and benefits                                                                          14,586         13,353
    Accrued phone expense                                                                                4,763          8,767
    Other current liabilities                                                                            7,876         20,447
    Current maturities of long-term obligations                                                         12,735         19,580
    Income tax payable                                                                                   9,863          2,373
                                                                                                 -------------   ------------
         Total current liabilities                                                                      98,984        132,659
LONG TERM OBLIGATIONS, less current maturities                                                          15,580         21,775
DEFERRED INCOME TAXES                                                                                    5,063          5,884
OTHER LONG TERM OBLIGATIONS                                                                              1,474            663
MINORITY INTEREST                                                                                       15,108         14,801
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY
    Preferred stock $0.01 par value, 10,000 shares authorized,
       no shares issued and outstanding                                                                     --             --
    Common stock $0.01 par value, 200,000 shares authorized,  65,172 shares issued, 65,020
       outstanding  and 64,547 shares issued and 64,445 outstanding                                        652            645
    Additional paid-in capital                                                                         185,532        176,200
    Retained earnings                                                                                  260,004        203,941
    Treasury stock at cost 152 and 102 shares                                                           (4,043)        (2,661)
                                                                                                 -------------   ------------
         Total stockholders' equity                                                                    442,145        378,125
                                                                                                 -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $     578,354   $    553,907
                                                                                                 =============   ============

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  Three Months Ended         Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                ----------------------    ----------------------
                                                                                   2001         2000         2001         2000
                                                                                ---------    ---------    ---------    ---------
REVENUE                                                                         $ 180,968    $ 189,513    $ 577,015    $ 531,109
COST OF SERVICES                                                                   93,713       98,593      295,178      274,014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       61,736       62,320      191,998      177,986
                                                                                ---------    ---------    ---------    ---------
OPERATING INCOME                                                                   25,519       28,600       89,839       79,109

OTHER INCOME (EXPENSE):
    Interest income                                                                 1,114        1,114        3,787        2,690
    Interest expense - including interest expense - financing of  $181, $363,
      $52 and $127                                                                   (723)        (765)      (2,316)      (2,433)
    Write-down of investment                                                       (3,000)          --       (3,000)          --
    Other income,  net                                                                546          111        1,114        1,536
                                                                                ---------    ---------    ---------    ---------
       Other income (expense)                                                      (2,063)         460         (415)       1,793
                                                                                ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                             23,456       29,060       89,424       80,902

INCOME TAX EXPENSE:
    Current income tax expense                                                      8,306        6,916       34,541       27,949
    Deferred income tax expense (benefit)                                             385        3,788       (1,486)       1,849
                                                                                ---------    ---------    ---------    ---------
        Total income tax expense                                                    8,691       10,704       33,055       29,798
                                                                                ---------    ---------    ---------    ---------

INCOME BEFORE MINORITY INTEREST                                                    14,765       18,356       56,369       51,104

MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY                           24           --          306           --

                                                                                ---------    ---------    ---------    ---------
NET INCOME                                                                      $  14,741    $  18,356    $  56,063    $  51,104
                                                                                =========    =========    =========    =========

EARNINGS PER COMMON SHARE:
    Basic                                                                       $    0.23    $    0.29    $    0.86    $    0.80
                                                                                =========    =========    =========    =========
    Diluted                                                                     $    0.22    $    0.27    $    0.82    $    0.75
                                                                                =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic common shares                                                            64,956       64,304       64,876       63,943
    Dilutive impact of potential common shares from stock options                   2,888        3,557        3,263        3,761
                                                                                ---------    ---------    ---------    ---------
    Diluted common shares                                                          67,844       67,861       68,139       67,704
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

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          -----------------------
                                                                                             2001         2000
                                                                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                            $  56,063    $  51,104
    Adjustments to reconcile net income to net cash flows from operating activites:
      Depreciation and amortization                                                          37,219       32,159
      Loss on sale of equipment                                                                  11          382
      Deferred income tax expense (benefit)                                                  (1,486)       1,849
      Minority interest                                                                         306           --
      Write-off of investment                                                                 3,000           --
    Changes in operating assets and liabilities:

      Accounts receivable                                                                    21,869      (37,577)
      Other assets                                                                            3,306          416
      Accounts payable                                                                       (3,647)      (7,555)
      Other liabilities and accrued expenses                                                (14,531)      20,394
      Customer deposits and holdbacks                                                       (13,947)       2,720
      Income tax payable                                                                      7,490        1,897
                                                                                          ----------   ----------
          Net cash flows from operating activities                                           95,653       65,789
                                                                                          ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                     (37,317)     (47,371)
    Proceeds from disposal of property and equipment                                            112        1,224
    Issuance of notes receivable                                                             (1,028)        (202)
    Proceeds from payments of notes receivable                                                5,903        4,050
                                                                                          ----------   ----------
         Net cash flows from investing activities                                           (32,330)     (42,299)
                                                                                          ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                                       (16,341)     (12,762)
    Proceeds from issuance of debt                                                               --       10,000
    Proceeds from stock option exercises including related tax benefits                       7,957       13,548
    Net change in accounts receivable financing and notes payable financing                     106          102
                                                                                          ----------   ----------
         Net cash flows from financing activities                                            (8,278)      10,888
                                                                                          ----------   ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      55,045       34,378
CASH AND CASH EQUIVALENTS, Beginning of period                                              108,113       61,865
                                                                                          ----------   ----------
CASH AND CASH EQUIVALENTS, End of period                                                  $ 163,158    $  96,243
                                                                                          ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                              $   1,825    $   2,439
                                                                                          ==========   ==========
    Cash paid during the period for income taxes                                          $  23,339    $  22,998
                                                                                          ==========   ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Acquistion of property with debt obligation financing                                 $   3,300    $   3,860
                                                                                          ==========   ==========
    Application of accounts receivable to accounts payable                                $   1,384    $      --
                                                                                          ==========   ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Acquistion of a patent with a debt obligation and stock options                       $      --    $  14,666
                                                                                          ==========   ==========
    Treasury stock acquired in exchange for stock options exercised                       $   1,382    $   2,661
                                                                                          ----------   ----------
    Reduction of accounts receivable through issuance of notes receivable                 $     428    $   3,717
                                                                                          ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         West Corporation and its affiliates (the "Company") is one of the largest independent providers of full-service customer relationship management, or CRM, solutions in the United States. The Company helps companies, including many Fortune 500 companies, acquire, retain and grow profitable customer relationships. The Company enables its clients to completely outsource a full range of services, including processing customer initiated contacts, automated voice response services and direct marketing services. Utilizing the latest in voice and Internet technology, the Company's services minimize its clients' cost of managing their customer relationship services, improve their customers' overall experience, and provide an opportunity to leverage customer data.

         The Company has the technology, experience and leadership position needed to create customized solutions that work for both traditional business ventures and new economy companies. The Company operates a national network of 31 state-of-the-art customer contact centers and seven interactive automated voice and data processing centers throughout North America and in India.

          In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the nine months ended September 30, 2001 and 2000 by $1,263,000. The Company has not quantified the impact resulting from the adoption of the other provisions of these standards.

         In July 2001, the FASB approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirements obligations associated with tangible long-lived assets. The Company does not believe that adoption of this standard will have a material effect on its financial statements.

         In August 2001, the FASB approved issuance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This statement also supersedes certain aspects of Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB
30). In addition, more dispositions may qualify for discontinued operations treatment. This standard is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined what effect, if any, this statement will have on its financial statements.

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

2.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its Annual Report on Form 10-K for the year ended December 31, 2000, and its Quarterly Reports on Form 10-Q for the first and second calendar quarters of 2001, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, or results of operations or cash flows.

     Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH
(AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by the Company's subsidiary, West Telemarketing Corporation Outbound ("Outbound"), of two pieces of property from the Resolution Trust Corporation during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchased the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. On November 19, 1999, the Company's motion for summary judgment was granted in full. On December 9, 1999, the plaintiffs appealed this summary judgment order to the U.S. Fifth Circuit Court of Appeals for the Fifth Circuit. On April 4, 2001 the Fifth Circuit affirmed summary judgment for the Company. Plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court. On October 19, 2001, the U.S. Supreme Court denied the petition. With that denial, plaintiffs have exhausted their appeals and the case is closed.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order. On November 7, 2001, the San Antonio Court of Appeals found that the trial court abused its discretion in certifying the class and reversed and remanded the matter back to the trial court for any further proceedings consistent with the Court of Appeals' decision.

       Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company's clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant. The suit, which seeks unspecified monetary damages, alleges violation of various provisions of Ohio's consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company's clients. The class has not been certified to date. The Company believes that the claims asserted against it are unfounded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

         Certain statements under this caption constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and the Company's present expectations or projections. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM solutions industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings, trend in the general economy and government regulation.

         In addition, recent terrorist attacks in the United States, as well as future events occurring in response thereto or in connection therewith, including, without limitation, future terrorist attacks against the United States, rumors or threats of such attacks or war, armed hostilities or international calamity directly or indirectly involving the United States or its allies or military or trade disruptions may impact the Company's operations. Subsequent to the September 11, 2001 attacks on the World Trade Center and the Pentagon, many Direct Teleservices division projects were temporarily halted and the Company also experienced a reduction in Operator Teleservices division projects as well. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on the Company's operating results, revenues and costs and may result in the volatility of the market price for the Company's common stock and on the future price of the Company's common stock.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2001 and 2000

         Revenue: For the three months ended September 30, 2001, revenue decreased $8.5 million, or 4.5%, to $181.0 million down from $189.5 million for the three months ended September 30, 2000. The decrease in revenue was due to a combination of factors, most importantly a softening of the overall United States economy and consumer spending as well as the impact of the terrorist attacks on September 11, 2001. For the nine months ended September 30, 2001, revenues increased $45.9 million, or 8.6%, to $577.0 million up from $531.1 million for the nine months ended September 30, 2000. The increase in revenue included $18.9 million derived from new clients and $27.0 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

         For the third quarter of 2001, 80% of the Company's total revenue was generated by 93 clients. This compares to 63 clients during the comparable period in 2000. For the nine months ended September 30, 2001, 80% of the Company's total revenue was generated by 55 clients. This compares to 33 clients during the comparable period in 2000. During the three months ended September 30, 2001, AT&T Corp. remained the Company's largest client and accounted for 27% of total revenue, down from 28% during the comparable period in 2000. For the nine months ended September 30, 2001, AT&T Corp. accounted for 25% of total revenue, down from 28% during the comparable period in 2000.

         Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to customer management relationship management activities. Costs of services decreased $4.9 million, or 4.9%, in 4.9%, in the third quarter of 2001 to $93.7 million, down from $98.6 million for the comparable period of 2000. Cost of services $21.2 million, or 7.7%, to $295.2 million for the nine months ended September 30, 2001, up from $274.0 million for the comparable period of 2000. As a percentage of revenue, cost of services decreased to 51.8%, for the three months ended September 30, 2001, down from 52.0% during the comparable period in 2000. For the ths ended September 30, 2001, cost of services as a percentage of revenue decreased to 51.2%, compared to 51.6%, for the comparable period in 2000. As a percentage of revenue, the Company was able to hold cost of services relatively flat for the three and nine months ended September 30, 2001 due to the Company's ability to control direct labor costs.

         Selling, general and administrative ("SG&A") expenses: SG&A expenses decreased by $0.6 million, or 0.9%, to $61.7 million for the third quarter of 2001 down from $62.3 million for the comparable period of 2000. For the nine months ended September 30, 2001, SG&A expenses increased by $14.0 million, or 7.9%, to $192.0 million, up from $178.0 million for the comparable period of 2000. As a percentage of revenue, SG&A expenses increased to 34.1% for the third quarter of 2001 and decreased to 33.3% for the nine months ended September 30, 2001 compared to 32.9% and 33.5%, respectively, for the comparable periods of 2000. As a percentage of revenue, SG&A expenses for the three months ended September 30, 2001, increased due to the softening of the overall United States economy and the impact of the terrorist attacks on September 11, 2001. As a percentage of revenue, SG&A expenses for the nine months ended September 30, 2001, declined due to efficiencies achieved in the first six months of the year and the Company's continued focus on cost reduction opportunities.

         Operating income: Operating income for the three months ended September 30, 2001, decreased $3.1 million, or 10.8%, to $25.5 million down from $28.6 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, operating income increased by $10.7 million, or 13.6%, to $89.8 million up from 79.1 million for the comparable period of 2000. As a percentage of revenue, operating income decreased to 14.1% for the third quarter of 2001 and increased to 15.6% for the nine months ended September 30, 2001 compared to 15.1% and 14.9%, respectively, for the corresponding periods of 2000 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

         Other income (expense): Other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income (expense) for the third quarter of 2001 totaled $(2.1) million compared to $0.5 million for the third quarter of 2000. Other income (expense) for the nine months ended September 30, 2001 totaled $(0.4) million compared to $1.8 million for the comparable period of 2000. The reduction of $2.6 million and $2.2 million for the three and nine months ended September 30, 2001 is primarily the result of a $3.0 million write down of an investment in Synchrony Communications, Inc. In May, 2000, the Company acquired a minority interest in Synchrony Communications, Inc. The intent of the investment was to enter a strategic relationship with Synchrony Communications, Inc. to offer additional tools for integrating customer interactions across multiple communication channels (phone, fax, e-mail and Web chat) to deliver consistent and dynamic customer support. During the three months ended September 30, 2001, the board of directors of Synchrony Communications, Inc. decided it would be in the best interests of Synchrony to be acquired by divine, inc. The acquisition was announced by divine, inc. on October 23, 2001. In return for its original investment, the Company expects it will likely receive restricted stock of the acquirer at a nominal value. The Company believes that this investment is permanently impaired. As a result, the entire investment of $3.0 million was written off.

         Net income: Net income decreased by $3.7 million, or 19.7%, to $14.7 million for the third quarter of 2001 compared to $18.4 million for the third quarter of 2000. For the nine months ended September 30, 2001, net income increased $5.0 million, or 9.7%, to $56.1 million compared to $51.1 million for the comparable period of 2000. The $3.0 million write-off of the investment in Synchrony Communications, Inc. had a significant impact on net income for the three and nine months ended September 30, 2001. Excluding this one-time write-off, net income would have decreased $0.7 million or 3.8%, to $17.7 million for the third quarter of 2001. For the nine months ended September 30, 2001, net income would have increased $8.0 million, or 15.7%, to $59.1 million.

         The net impact of the terrorist attacks on September 11, 2001 on net income was somewhat mitigated by the Company's ability to control variable costs such as labor costs. Net income includes a provision for income tax expense at an effective rate of approximately 37.1% for the three and nine months ended September 30, 2001, respectively, and approximately 36.8% for each of the comparable periods of 2000.
Liquidity and Capital Resources

         The Company's primary source of liquidity has historically been cash flows from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

         The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at September 30, 2001. The Company's credit facility contains certain financial covenants and restrictions, which were met at September 30, 2001. The credit facility expires on June 29, 2002. The Company believes it could increase the amount of the facility, if needed.

         Net cash flows from operating activities increased $29.9 million to $95.7 million for the nine months ended September 30, 2001, compared to net cash flows from operating activities of $65.8 million for the nine months ended September 30, 2000. The increase was due principally to the decrease in accounts receivable, as well as an increase in net income and income tax payable. The increase in net cash flows from operating activities was partially offset by a reduction in customer deposits and holdbacks and other liabilities and accrued expenses.

         Net cash flows used in investing activities decreased $10.0 million to $32.3 million for the nine months ended September 30, 2001, compared to $42.3 million for the comparable period of 2000. During the first nine months of 2001, the Company invested $40.6 million in contact center expansion to support the growth of the Company's business. The Company financed $3.3 million of equipment with capital leases. The remaining $37.3 million of property and equipment purchases were financed through cash flows from operations. The primary reason for the overall decline in net cash flows used in investing activities is $10.6 million in reduced spending on purchases of property and equipment compared to the same period a year ago.

         Net cash flows used in financing activities were $8.3 million for the nine months ended September 30, 2001, compared to net cash flows from financing activities of $10.9 million for the comparable period of 2000. The reduction was due primarily to $10.0 million in proceeds from the issuance of debt that was incurred during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, net cash flows used in financing activities were primarily for payments of debt and capital lease obligations. These payments were $16.3 million during the nine months ended September 30, 2001 compared to $12.8 million for the comparable period of 2000. Proceeds from stock options exercised, including related tax benefits, were $7.9 million during the nine months ended September 30, 2001 compared to $13.5 million for the comparable period of 2000.

Capital Expenditures

         The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $40.6 million for the nine months ended September 30, 2001 compared to $51.2 million for the nine months ended September 30, 2000. Capital expenditures for the nine months ended September 30, 2001 consisted primarily of equipment purchases for contact center expansion and upgrades. The Company projects its capital expenditures for the remainder of 2001 to be approximately $13.0 million primarily for contact center expansion and upgrades.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Certain statements under this caption constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and present expectations or projections. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM solutions industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings, trend in the general economy and government regulation.

         In addition, recent terrorist attacks in the United States, as well as future events occurring in response thereto or in connection therewith, including, without limitation, future terrorist attacks against the United States, rumors or threats of such attacks or war, armed hostilities or international calamity directly or indirectly involving the United States or its allies or military or trade disruptions may impact the Company's operations. Subsequent to the September 11, 2001 attacks on the World Trade Center and the Pentagon, many Direct Teleservices division projects were temporarily halted and the Company also experienced a reduction in Operator Teleservices division projects as well. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on the Company's operating results, revenues and costs and may result in the volatility of the market price for the Company's common stock and on the future price of the Company's common stock.

         The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $28.3 million of long-term obligations and $25.0 million of credit facilities with both fixed and variable interest rates. There were no borrowings outstanding under these credit facilities at September 30, 2001. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations, or cash flows given the Company's currently existing obligations under such long-term obligations and credit facility.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its Annual Report on Form 10-K for the year ended December 31, 2000, and its Quarterly Reports on Form 10-Q for the first and second calendar quarters of 2001, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, or results of operations or cash flows.

     Glenn K. Jackson and Elsie Jackson v. West Telemarketing Corporation Outbound and Does 1 through 100, inclusive, was filed in the United States District Court for the Central District of California (No. CV-97-8281 TJH
(AIJx)), on August 12, 1997, and transferred to the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:98-CV-0960-H). The complaint contains several causes of action, all of which deal with the purchase by the Company's subsidiary, West Telemarketing Corporation Outbound ("Outbound"), of two pieces of property from the Resolution Trust Corporation during 1993 and 1994. The plaintiffs contend that they also bid on the property, that Outbound learned the amount of their bids, used that information to out-bid them and, ultimately, purchased the property. The complaint seeks general damages, special damages, equitable injunctive and restitutionary relief, including restitution of the property involved, punitive damages, attorneys' fees, and litigation costs. On November 19, 1999, the Company's motion for summary judgment was granted in full. On December 9, 1999, the plaintiffs appealed this summary judgment order to the U.S. Fifth Circuit Court of Appeals for the Fifth Circuit. On April 4, 2001 the Fifth Circuit affirmed summary judgment for the Company. Plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court. On October 19, 2001, the U.S. Supreme Court denied the petition. With that denial, plaintiffs have exhausted their appeals and the case is closed.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order. On November 7, 2001, the San Antonio Court of Appeals found that the trial court abused its discretion in certifying the class and reversed and remanded the matter back to the trial court for any further proceedings consistent with the Court of Appeals' decision.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company's clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant. The suit, which seeks unspecified monetary damages, alleges violation of various provisions of Ohio's consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company's clients. The class has not been certified to date. The Company believes that the claims asserted against it are unfounded.

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

Date: November 9, 2001