Form 10-K
period 2001-12-31
WEST CORP
filed 2002-03-15
CIK 1024657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

At March 1, 2002, 65,516,134 shares of common stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the NASDAQ National Market at March 1, 2002) of the voting stock held by non-affiliates was approximately $569.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of stockholders to be held on May 15, 2002 are incorporated into Part III.

                                TABLE OF CONTENTS

                                     PART I

                                                                     Page
                                                                     ----

ITEM 1.  BUSINESS ...................................................  3
ITEM 2.  PROPERTIES ................................................. 12
ITEM 3.  LEGAL PROCEEDINGS .......................................... 14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........ 15
         EXECUTIVE OFFICERS OF THE REGISTRANT ....................... 15

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ........................................ 17
ITEM 6.  SELECTED FINANCIAL DATA .................................... 17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ........................ 19
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . 24
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................ 24
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ........................ 24

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ......... 25
ITEM 11. EXECUTIVE COMPENSATION ..................................... 25
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ..................................................25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............25

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K ....................................................25

SIGNATURES ...........................................................28

ITEM I.   Business

General

     West Corporation (the "Company") is one of the largest independent providers of outsourced customer relationship management, or CRM, solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services and direct marketing services. The Company offers its services over the telephone and the Internet. The Company's services minimize its clients' cost of managing their customer relationships, improve their customers' overall experience, and provide its clients an opportunity to leverage customer data. The Company provides its CRM solutions to Fortune 500 companies, and leading Internet oriented companies. These services help its clients acquire customers, provide customer support and generate repeat sales.

     Founded in 1986 and headquartered in Omaha, Nebraska, the Company operates a national network of 31 state-of-the-art customer contact centers and seven automated voice and data processing centers throughout North America and in India.

     The Company targets clients in highly competitive industries that require sophisticated services, including:

     .   communications     .   Internet            .   financial services
     .   pharmaceuticals    .   public utilities    .   consumer packaged goods
     .   direct marketing   .   insurance

     The Company's management team is among the most experienced in the industry. Each of the Company's nine executive officers who are responsible for the day-to-day management of the Company has proven experience profitably managing the rapid growth of its business and has been with the Company, on average, for more than ten years. Over the last decade, the Company has consistently delivered increasing revenue and profits each year. Revenue has grown from approximately $399 million in 1997 to approximately $780 million in 2001, and net income has grown from approximately $37 million to approximately $76 million over the same period, representing a compound annual growth rate of approximately 20% and 21%, respectively. Through 2001, all the Company's growth in revenue and earnings have been generated internally.

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

     The Company's market is large and growing aggressively. A 2001 study by Gartner Dataquest estimated that the business process-outsourcing marketplace was approximately $245 billion in 2000 and expected to increase to $600 billion by 2005. The sales, marketing and customer care portion of that marketplace is estimated to increase at a compound annual growth rate of 29.9% from $13.8 billion in 2000 to $46.1 billion by 2005.

     According to forecasts prepared in 2001 by International Data Corporation
(IDC), the U.S. market for third-party customer care services is estimated to grow at a 15.9% compound annual growth rate from $14.6 billion in 2001 to $26.4 billion in 2005. Customer care represents the largest component of the CRM solutions market, with IDC estimating the current worldwide, outsourced market at $27.1 billion, growing to approximately $51.7 billion through 2005.

Advantages of Outsourcing CRM Solutions

     Many industries, including communications, pharmaceuticals, consumer goods, financial services and insurance, are experiencing increased competition to attract and retain customers. Accordingly, many businesses are seeking to expand their direct contact with current and prospective customers. These businesses are allocating more of their advertising and customer service expenditures to outsource CRM solutions which effectively complement other marketing media, such as television, radio and print advertising, and enable businesses to quantify and evaluate the effectiveness of specific marketing expenditures.

Evolution of the Outsourced CRM Solutions Industry

     The outsourced CRM solutions industry has evolved during the past 15 years from primarily single-facility, low technology environments to large, full service organizations with multi-location, large-volume contact centers utilizing advanced systems. Certain independent CRM solutions providers have invested an increasing amount of capital in large-volume state-of-the-art contact centers and advanced network technology. Larger service providers, who can achieve greater economies of scale, can more easily justify ongoing investment in sophisticated call management software, predictive dialers and automatic call distributors, to better provide premium quality and cost-effective services. As product and service offerings become more complex and varied, businesses are seeking to provide greater information for consumers to make informed purchase decisions. Moreover, businesses are increasingly recognizing the economic benefits of expanding relationships with existing customers through outsourcing CRM solutions, such as customer retention campaigns.

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

Description of Services

     The Company is among the few CRM solution providers offering a complete portfolio of services with an emphasis on the complex, higher margin categories that respond to customer initiated interactions. Through December 31, 2001, the Company provided its offerings through its four integrated divisions--Operator Teleservices, Interactive Teleservices, Direct Teleservices, and West Direct, Inc.

     The Operator Teleservices division provides agents who process customer-initiated transactions, such as order capture, product support and general customer service. The Interactive Teleservices division provides technology oriented automated voice response services for customer initiated transactions, consisting of computerized transaction-processing programs, such as automated product information requests, computerized surveys and polling and secure automated credit card activation. Also, the Interactive Teleservices division provides agent-assisted interactive voice response interfaces. The Direct Teleservices division furnishes clients with agents who provide a premium service that includes agent direct marketing applications, product sales, and customer acquisition and retention campaigns. Also, the Direct Teleservices division provides specialized integrated customer initiated customer support. West Direct, Inc. is focused on helping the Company's clients maximize the value of every customer interaction. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all of its service categories.

Operator Teleservices

     The Company offers its clients large volume transaction-processing capabilities, including order processing, customer acquisition and customer service applications. Customer Inter@ction Solutions, surveyed the top 50 CRM providers and the Operator Teleservices division ranked as the third largest outsourced provider for 1999 and 2000 and fourth in 2001, based upon number of minutes connected. The Company focuses on two service offerings, Custom Operator Services and Direct Response Services.

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

     The Company's performance is measured based on the critical success factors identified by its clients. These success factors are program specific, such as response time, average length of customer interaction, average speed of answering the customer initiated contact, quality and successful resolution of the customer's concerns in a single transaction.

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

Interactive Teleservices

     The Company provides large volume automated voice response services that the Company customizes for its clients. The Company has developed state-of-the-art proprietary software systems and hardware platforms to service its clients. The Company often provides these services with its other service offerings. The Interactive Teleservices division was ranked as the number one interactive teleservices company in each of the last five years, based on number of minutes connected, by Customer Inter@ction Solutions.

     The use of this automated system enhances the Company's other service offerings by processing routine customer transactions while routing the more complicated customer interaction to an appropriate agent. This results in a cost-effective solution for the client. Examples of such applications include:

     .    secure automated credit card activation;
     .    prepaid calling card services;
     .    automated product information requests;
     .    answers to frequently asked questions;
     .    and call routing and call transfer services.

     The Interactive Teleservices division strives to remain on the leading edge of technology by incorporating new functions such as common language speech recognition. As of December 31, 2001, the Company maintained 78,287 voice response ports for simultaneous transaction processing.

  Direct Teleservices

     The Company offers direct marketing services, including product sales, customer acquisition and retention campaigns. In each of the last six years, the Direct Teleservices division has been named the top outbound direct marketing company, based on number of minutes connected, by Customer Inter@ction Solutions. Direct Teleservices focuses exclusively on providing direct marketing services for leading brand products. The Company focuses on two service offerings, Consumer Direct Services and Business Direct Services.

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

West Direct, Inc.

     West Direct, Inc. ("West Direct") is a performance based marketing and technology company that was developed internally over the past two years. West Direct, Inc. is focused on helping the Company's clients maximize the value of every customer interaction. At West Direct's core is a patent protected process (U.S. Patent number 6,055,513, awarded in April 2000) that drives a real-time decision on how to optimize an offer to a customer. Rather than starting with a product or service and finding a customer to offer it to, West Direct's sophisticated marketing decision platform helps match customers with the offer that is best suited for them. This non-traditional marketing approach addresses the needs of many companies to personalize their marketing efforts and develop closer relationships with customers. West Direct's ability to match the best product or service with the needs of individual customers delivers quantifiable results and drives incremental revenue to the Company, its clients and its marketing partners.

     West Direct is currently focused on serving the needs of five key vertical markets, direct response, financial services, telecommunications, retail and utilities. West Direct has the ability to work directly with companies who manage their own transactions in contact centers or on the Internet. These companies can benefit from West Direct's decision support system and performance based marketing process to maximize the value of their customer interactions.

Company Strategy

     The Company aims to remain a leading full-service provider of integrated voice and Internet solutions. The Company's strategy is to offer a fully integrated portfolio of services that is customized to address each client's unique needs and that continues to improve the quality and cost-effectiveness of its clients' customer service and marketing operations. The Company strives to implement this strategy through the following:

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

     The Company's focus is on developing long-term client relationships. In 2001, 53% of the Company's revenue growth was derived from existing clients. The Company develops a detailed understanding of each of its clients' specialized business requirements to more effectively manage interaction with its clients' current and prospective customers. This process enables the Company to create customized solutions that consistently meet and exceed the Company's clients' needs, minimizing client turnover. As a result, the Company is better positioned to cross-sell its services and proactively offer new applications. The Company's top 10 clients have been using its services for an average of nearly eight years.

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

     The Company believes that its integrated services give it a significant competitive advantage. By cross-selling integrated services, the Company has been able to capture an increasing share of its clients' outsourced business. The Company currently generates over 65% of its revenue from clients that use two or more of its service offerings.

III. Manage Profitable Growth through Recurring and Large Volume Programs

     The Company has established a strong track record of successfully managing large volume client programs. The Company manages its growth by targeting clients with large volume programs where it has both technological and personnel expertise. For example, the Company's prepaid calling card platform processed over 11.0 billion minutes in 2001, up from approximately 95 million minutes in 1997. As a result, the Company's business is more predictable and the Company can maintain consistent revenue streams. The Company generally seeks growth-oriented clients who need customized applications, which often leads to long-term relationships.

IV. Capitalize on State-of-the-Art Technology

     The Company's state-of-the-art technology enables it to offer premium quality, flexible and cost-effective service solutions tailored to each client's needs. The Company believes its significant and continuing investment in sophisticated contact center technology provides a competitive advantage. The Company currently employs approximately 790 information technology professionals to modify and enhance its operating systems and to design client programs. Examples of the Company's technology include:

     .    computer/telephone and Internet protocol (IP) systems integration;
     .    proprietary contact management software systems;
     . proprietary interactive voice response technology including Advanced Speech Recognition;
     .    high speed, fault-tolerant computer systems; and
     .    propietary staffing and scheduling.

     The Company continually strives to improve its technological capabilities.

V. Leverage Strong Management Experience

     The Company believes it has distinguished itself through its ability to attract and retain some of the most talented managers in the outsourced CRM industry. The Company's management team possesses extensive experience. Each of the Company's nine executive officers who are responsible for the day-to-day management of the Company has proven experience profitably managing the rapid growth of its business and has been with the Company, on average, for more than ten years. The members of the management team have continued to contribute to the development of the industry. The Company's management team has delivered consistently increasing revenue and profits since inception in 1986.

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

     The Company continuously evaluates the performance of its agents to ensure that the Company achieves its internal and its clients' quality standards. The Company's quality assurance testing includes monitoring of the agent/consumer contacts. In addition, the Company measures its performance against objective standards such as average handle time, average response time, sales per hour and conversion percentages. The Company encourages its clients to participate in all aspects of the quality assessment.

     The Company's multiple remote sites present unique challenges in delivering consistent premium quality service. The Company's Network Control Center, based in Omaha, Nebraska which is operated 24 hours a day, 365 days a year, uses both internal and external systems to effectively create and operate this remote site environment. The Company allocates transactions based upon agent availability across all contact centers servicing customer-initiated transactions, and can remotely adjust staffing requirements based upon projected volume. The Network Control Center is in constant communication with the site operations personnel to ensure efficient use of the available personnel and to maximize utilization of assets. During times of unexpected events, such as weather-related situations, the Company can immediately react and, whenever possible, redirect transactions to an unaffected site to satisfy the Company's clients' business needs.

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

     The Operator Teleservices Direct Response division utilizes redundant network architecture, which substantially reduces the possibility of a system failure and the interruption of telecommunications service. Most contact centers are serviced by dual central office switches, providing split access flexible egress routing capabilities, as well as backup access into each facility, using dual fiber ring SONET-based self-healing network architectures. Most telephone numbers directed to a Company contact center are appended with dual routing instructions in the event of an error on the primary network path. These capabilities allow incoming calls to be redirected via an alternate long distance switch and/or through a backup access line in the unlikely event of a long distance or local network failure.

     The Company's systems also feature operational redundancy. The Company uses automatic call distributors with dual processors and online automatic backup and fault-tolerant mainframe computers with spontaneous dual backup for all processors, disk management and mechanical functions. Copies of all proprietary Company software systems and client application software reside in a secure off-site storage facility. The Company actively monitors all critical components of its contact centers 24 hours per day, 365 days per year. The Operator Teleservices and Interactive Teleservices divisions' facilities also have stand-alone primary power systems which include both battery backup and diesel generator backup power systems.

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

     The Company offers extensive classroom and on-the-job training programs for personnel, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines, telephone etiquette and proper use of voice inflections. Operators receive professional training lasting from four to 35 days, depending upon the client's program and the nature of the services being provided. In addition to training designed to enhance job performance, employees are also given a detailed description of the Company's organizational structure, standard operating procedures and business philosophies.

     In 2001, the Company employed an average of approximately 22,900 agents per day for its agent contact services with peak employment of approximately 23,600 agents per day. In addition, the Company employed, as of December 31, 2001, approximately 3,100 management, staff and administrative employees. The Company considers its relations with its employees to be good.

Call Management Systems

     The Company specializes in processing large and recurring transaction volumes. The Company works closely with its clients to accurately project future transaction volumes. The Company uses the following practices to efficiently manage its transaction volumes:

     Historical Trends Analyses. The Company tracks weekly, daily and hourly trends for individual client programs for Operator Teleservices, Interactive Teleservices and Direct Teleservices. The Company believes that the key to a cost efficient CRM solutions program begins with the effective planning of future volumes to determine the optimal number of sites, employees, workstations and voice response ports that need to be deployed each hour. Based upon the Company's experience in processing large volumes it has accumulated the data necessary to differentiate the transaction patterns of different applications such as order capture, lead generation and customer service.

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

     Network Control. The Company interfaces directly with the nationwide long distance network of AT&T Corp. ("AT&T") and has the ability to allocate volumes among its various Operator and Interactive Teleservices contact centers on command with the assistance of sophisticated third party routing products. Traffic control specialists within the Company are responsible for comparing actual volumes and trends to stated staffing and scheduling plans. When necessary, adjustments can be made to fine tune minor variances between actual volumes and personnel that have been scheduled by facility. As a result, Operator Teleservices transactions are optimally directed to available personnel which maximizes the utilization of personnel and improves efficiency. Network control monitors the status of all Operator Teleservices processing activities on a minute-by-minute basis. Minor real time variances between projected and actual trends are promptly entered into the Company's database and the transaction management cycle repeats.

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

     .    development of a proprietary, highly responsive scripting system;
     . development of a proprietary, state-of-the-art workforce management and scheduling system.


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

Sales and Marketing

     The Company's sales and marketing strategy focuses on leveraging the Company's expertise, integrated service capabilities and reputation for premium quality service in order to cross-sell its services to existing clients and to develop new long-term client relationships. The Company also identifies potential new clients with aggressive growth objectives and premium brands in industries that face increased competition. The Company can offer clients large-scale, cost-effective solutions on an outsourced basis to help companies acquire, retain and grow their customer relationships.

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

Competition

     The outsourced CRM solution provider industry is highly fragmented and competitive. Some competitors in this industry are starting to provide integrated Internet services with their current service offerings. The Company's competitors range from very small firms, catering to specialized programs and short-term projects, to large independent firms. The Company also competes with the in-house operations of many existing clients and potential clients. The Company believes that only a few competitors have the capability to provide fully outsourced CRM solutions. The principal competitive factors in this industry are: quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients' needs, capacity, industry-specific experience, technological expertise and price.

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

Reliance on Major Clients

     A significant portion of the Company's revenue is generated from relatively few clients. The loss of the largest client or a number of its largest clients could have a material adverse effect on the Company. The Company's largest client, AT&T, accounted for approximately 25% of the Company's revenue in 2001, and the Company's 62 largest clients in the aggregate accounted for approximately 80% of the Company's revenue in 2001. The revenue generated by AT&T results from over 40 different programs which utilize platforms with three of the Company's divisions. The Company generally operates under contracts with these clients which may be terminated on 30 days' notice and generally the contracts are for a term of less than one year. Subsequent contracts may be subject to open bidding among the Company and its competitors.

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

     The FTC has initiated administrative rulemaking proceedings to revise the TSR. On January 22, 2002 the FTC published a Notice of Proposed Rulemaking and proposed changes to the TSR. The FTC has requested public comment on the proposed changes and intends to hold a public forum to discuss the proposed changes on June 5, 6, and 7, 2002. The proposed changes, if adopted by the FTC, could materially adversely affect the Company, the Company's clients and or the Company's industry include: (1) subjecting a portion of the Company's inbound calls to additional disclosure requirements from which such calls were previously exempt; (2) prohibiting the receiving of billing information from anyone other than the consumer or donor for use in telemarketing; (3) prohibiting the disclosure of billing information to any person for use in telemarketing; (4) the application of the TSR to charitable solicitations; (5) additional disclosure statements relating to certain products and services; (6) additional disclosure statements for payment methods that do not have consumer protections comparable to those available under the Fair Credit Billing Act and the Truth in Lending Act; (7) instituting a national "do-not-call" registry; (8) limitations on the use of predictive dialers for outbound calls; and (9) eliminating the business-to-business exemption of the TSR in the sale of Internet services and Web services. The Company cannot predict which modifications will be made to the TSR, and, if adopted, what impact such revisions would have on the Company or its industry.

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

     The Company employees who are involved in certain types of sales activity, such as activity regarding insurance, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities.

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

     Some of the proposed modifications, if adopted, would severely restrict and potentially prohibit the Company and its clients from conducting upsell telemarketing campaigns. Such campaigns represent a significant portion of the Company's and its clients' businesses, the loss of which could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

     As of December 31, 2001, the Company operated 31 large volume, automated customer contact facilities located in Alabama, Arkansas, Florida, Georgia, Illinois, Louisiana, Nebraska, Nevada, Oklahoma, Pennsylvania, Texas, Virginia, and Mumbai, India. These facilities consisted of 11,675 computer-assisted workstations.

     As of December 31, 2001, Interactive Teleservices operated seven large volume, automated voice and data processing centers located in Nebraska, Texas, Oklahoma, Louisiana, Colorado, Virginia, and Alberta, Canada. As of December 31, 2001, Interactive Teleservices had a total capacity of 78,287 voice response ports.

     The following table summarizes the location of and the number of computer-assisted telephone workstations or voice response ports at each of the Company's contact centers as of December 31, 2001.

                                         Number of                     Number of
Contact Centers               Computer- Assisted Workstations    Voice Response Ports
---------------               -------------------------------    --------------------
     Huntsville, Alabama                    489                            -
     Mobile, Alabama                        371                            -
     Dothan, Alabama                        210                            -
     Texarkana, Arkansas                    159                            -
     Fayetteville, Arkansas                 150                            -
     Ft. Smith, Arkansas                    163                            -
     Pensacola, Florida                     605                            -
     Tallahassee, Florida                   164                            -
     Hinesville, Georgia                    132                            -
     Rockford, Illinois                     318                            -
     Carbondale, Illinois                   117                            -
     Baton Rouge, Louisiana                 564                            -
     Lafayette, Louisiana                   159                            -
     Omaha, Nebraska                      1,037                            -
     Reno, Nevada                           322                            -
     Oklahoma City, Oklahoma                316                            -
     Tulsa, Oklahoma                        568                            -
     Erie, Pennsylvania                     448                            -
     San Antonio, Texas                     600                            -
     Beaumont, Texas                        449                            -
     Harlingen, Texas                       154                            -
     San Antonio, Texas                     796                            -
     Universal City, Texas                  682                            -
     El Paso, Texas                         624                            -
     Killeen, Texas                         258                            -
     Waco, Texas                            252                            -
     Lubbock, Texas                         284                            -
     Odessa, Texas                          117                            -
     McAllen, Texas                         209                            -
     Hampton, Virginia                      708                            -
     Mumbai, India                          250                            -
                                            ---                            -
Total workstations                       11,675

     Denver, Colorado                        -                         47,426
     Baton Rouge, Louisiana                  -                            480
     Omaha, Nebraska                         -                         25,574
     Tulsa, Oklahoma                         -                            940
     San Antonio, Texas                      -                          2,732
     Hampton, Virginia                       -                            744
     Calgary, Alberta , Canada               -                            391
                                                                          ---
 Total voice response ports                  -                         78,287


     The Company occupied approximately 1,391,000 square feet of office space at December 31, 2001. The Mumbai, India location is operated under a three-year contract. Upon expiration of the contract, the Company has an option to buy the contact center and related assets. All of the other facilities described above other than the facilities located in San Antonio, Texas; Pensacola, Florida; and Carbondale, Illinois (which are owned) are leased. The Company also owns 125,000 square feet of office space in a corporate headquarters building in Omaha, Nebraska. The Company has executed a lease agreement for a 158,000 square foot office building in Omaha, Nebraska that is currently under construction and scheduled for completion in mid-2002.

     The Company believes that its facilities are adequate for its current requirements and that additional space will be available as required. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report on Form 10-K for information regarding the Company's obligations under its facilities leases.

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

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order. On November 7, 2001, the San Antonio Court of Appeals found that the trial court abused its discretion in certifying the class and reversed and remanded the matter back to the trial court for any further proceedings consistent with the San Antonio Court of Appeals decision. On November 20, 2001, the plaintiffs filed a Motion for Rehearing and a Motion for Rehearing en banc. On January 29, 2002, the San Antonio Court of Appeals denied the motions for rehearing. The Plaintiffs have 45 days in which to request review from the Texas Supreme Court.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company's clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio's consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company's clients. On February 6, 2002 the court denied the plaintiffs' motion for class certification.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

Name                       Age       Position
----                       ---       --------
Gary L. West ..............56        Chairman of the Board and Director
Mary E. West ..............56        Vice Chair of the Board, Secretary and Director
Thomas B. Barker ..........47        President, Chief Executive Officer and Director
Nancee Shannon Berger .....41        Chief Operating Officer
Michael A. Micek ..........52        Chief Financial Officer and Treasurer, Executive Vice
                                     President - Finance
Michael E. Mazour .........41        Executive Vice President - Direct Teleservices
Mark V. Lavin .............43        President - Operator Teleservices
Steven M. Stangl ..........43        President - Interactive Teleservices
Todd B. Strubbe ...........38        President, Chief Executive Officer - West Direct
Michael M. Sturgeon .......40        Executive Vice President - Sales and Marketing
Jon R. Hanson .............35        Executive Vice President - Administrative Services
                                     and Chief Administrative Officer

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

     Michael A. Micek joined the Company in 1988 and was appointed to Chief Financial Officer, Vice President - Finance and Treasurer in 1990. In 1997, Mr. Micek was promoted to Chief Financial Officer, Executive Vice President - Finance and Treasurer.

     Michael E. Mazour joined the Operator TeleServices division in 1987 as Director - Data Processing Operations. In 1990, Mr. Mazour was promoted to Vice President - Information Services of the Company's Direct TeleServices division and again to Senior Vice President - Client Operations in 1995. In 1997, Mr. Mazour was promoted to Executive Vice President - Direct TeleServices and in July 2000, Mr. Mazour assumed full operations responsibility for this division.

     Mark V. Lavin joined the Company in 1996 as Executive Vice President - Operator Teleservices. In September 1998, Mr. Lavin was promoted to President - Operator Teleservices. From 1991 until 1996, he held various management positions in reservation services for Radisson Hospitality Worldwide.

     Steve M. Stangl joined Interactive Teleservices in 1993 as Controller. Mr. Stangl was promoted to Vice President of Accounting in 1996. He was promoted to Executive Vice President - Interactive Teleservices in September 1998. Mr. Stangl was promoted to President - Interactive Teleservices in September 2000.

     Todd B. Strubbe joined West Direct, Inc. in July 2001 as President and Chief Executive Officer. He most recently was President and Chief Operating Officer of CompuBank, N.A., prior to its sale of customers and deposits to NetBank. He was with First Data Corporation from 1995 to 2000, where he was Managing Director, Systems Architecture and Product Development for its $1.4 billion division, First Data Resources. At First Data Resources, Mr. Strubbe was responsible for strategic planning and marketing, product development and management, and systems architecture. Prior to this, Mr. Strubbe was President of First Data's Electronic Payments Group and Vice President of Corporate Planning and Development.

     Michael M. Sturgeon joined the Company in 1991 as a National Account Manager - Interactive Teleservices. In September 1994, Mr. Sturgeon was promoted to Vice President of Sales and Marketing - Interactive Teleservices. In March of 1997, Mr. Sturgeon was promoted to Executive Vice President - Sales and Marketing for the Company.

     Jon R. (Skip) Hanson joined the Company in 1991 as a Business Analyst. Mr. Hanson was promoted to Vice President, Corporate Administrative Services in June 1996. In October 1999, he was promoted to Chief Administrative Officer and Executive Vice President-Administrative Services.

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

       2000                  High             Low
       ----
       First Quarter         $26.3125         $18.25
       Second Quarter        $27.75           $21.0625
       Third Quarter         $25.25           $22.00
       Fourth Quarter        $30.00           $18.125

       2001
       ----
       First Quarter         $31.375          $18.50
       Second Quarter        $29.18           $19.875
       Third Quarter         $27.40           $16.59
       Fourth Quarter        $27.00           $18.70


     As of March 1, 2002, there were 65 holders of record of Common Shares and approximately 3,100 beneficial shareholders. As of the same date, there were a total of 65,668,378 Common Shares issued and 65,516,134 outstanding. No dividends have been declared with respect to the Common Shares since the Initial Public Offering. The Company currently intends to retain earnings to finance the growth and development of its business and for working capital and general corporate purposes, and does not anticipate paying cash dividends on the Common Shares in the foreseeable future. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, for the periods on and at the dates indicated, selected historical consolidated financial data of the Company. The selected consolidated historical income statement and balance sheet data has been derived from the audited historical consolidated financial statements of the Company. The Company's consolidated financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 and Deloitte & Touche LLP's audit report with respect thereto have been included elsewhere in this Annual Report on Form 10-K. The information is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the "Consolidated Financial Statements" and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                             Year ended December 31,
                                                  -----------------------------------------------------------------------------
                                                       2001            2000           1999            1998           1997
                                                  --------------- -------------- --------------- -------------- ---------------
                                                        (in thousands, except for per share and selected operating data)
Income Statement Data:
     Revenue                                           $ 780,159      $ 724,505       $ 562,444      $ 482,823       $ 398,832
     Cost of services                                    398,892        371,549         288,503        256,494         220,858
     Selling, general and administrative expenses        260,426        243,573         194,610        152,838         118,878
                                                  --------------- -------------- --------------- -------------- ---------------
     Operating income                                    120,841        109,383          79,331         73,491          59,096
     Other income                                             81          1,539           1,027          1,269           1,716
                                                  --------------- -------------- --------------- -------------- ---------------
     Income before income tax expense and
        minority interest                                120,922        110,922          80,358         74,760          60,812
     Income tax expense                                   44,633         40,663          30,604         28,769          23,402
                                                  --------------- -------------- --------------- -------------- ---------------
     Income before minority interest                      76,289         70,259          49,754         45,991          37,410
     Minority interest in net income of a
        consolidated subsidiary                              503              -               -              -               -
                                                  --------------- -------------- --------------- -------------- ---------------
     Net income                                         $ 75,786       $ 70,259        $ 49,754       $ 45,991        $ 37,410
                                                  =============== ============== =============== ============== ===============
     Earnings per share:
        Basic                                             $ 1.17         $ 1.10          $ 0.79         $ 0.73          $ 0.59
        Diluted                                           $ 1.11         $ 1.03          $ 0.77         $ 0.73          $ 0.59
     Weighted average number of common shares
        outstanding:
        Basic                                             64,895         64,043          63,330         63,330          63,330
        Diluted                                           68,130         67,950          64,380         63,353          63,346
Selected Operating Data:
     EBITDA (1)                                        $ 169,596      $ 154,756       $ 117,019       $ 99,909        $ 79,256
     EBITDA margin (2)                                     21.7%          21.4%           20.8%          20.7%           19.9%
     Operating margin (3)                                  15.5%          15.1%           14.1%          15.2%           14.8%
     Net income margin (4)                                  9.7%           9.7%            8.9%           9.5%            9.4%
     Net cash flows from operating activities            101,784        111,050         114,221         11,903          45,132
     Number of workstations (at end of period)            11,675         10,147           8,364          7,624           5,931
     Number of ports (at end of period)                   78,287         50,573          33,476         11,160           8,056

                                                                               As of December 31,
                                                  -----------------------------------------------------------------------------
                                                       2001            2000           1999            1998           1997
                                                  --------------- -------------- --------------- -------------- ---------------
Balance Sheet Data:
     Working capital                                   $ 235,180      $ 151,006       $ 104,427       $ 70,699        $ 55,320
     Property and equipement, net                        202,671        197,178         167,934        144,139         111,710
     Total assets                                        591,435        553,907         408,989        326,139         282,150
     Total debt                                           30,271         41,355          45,196         30,952          21,686
     Stockholders' equity                                468,159        378,125         291,962        242,208         196,217

_____________
(1) "EBITDA" is defined as income before income tax expense and minority interest, depreciation, interest expense and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is presented as the Company understands that certain investors use it as one measure of a borrower's historical ability to service its debt.
(2)  Represents EBITDA as a percentage of revenue.
(3)  Represents operating income as a percentage of revenue.
(4)  Represents net income as a percentage of revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

     In addition, recent terrorist attacks in the United States, as well as future events occurring in response thereto or in connection therewith, including, without limitation, future terrorist attacks against the United States, rumors or threats of such attacks or war, armed hostilities or international conflicts directly or indirectly involving the United States or its allies or military or trade disruptions may impact the Company's operations. Subsequent to the September 11, 2001 attacks on the World Trade Center and the Pentagon, many Direct Teleservices division projects were temporarily halted and the Company also experienced a reduction in Operator Teleservices division projects as well. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in prolonging the economic recession in the United States or abroad. Any of these occurrences could have a significant impact on the Company's operating results, revenues and costs and may result in the volatility of the market price for the Company's common stock and on the future price of the Company's common stock.

Overview

     The Company is a leading provider of outsourced CRM solutions to businesses on an outsourced basis. The Company believes it has established a distinct competitive advantage in its ability to offer a range of integrated services on a fully integrated basis.

         Revenue: Revenue for Operator Teleservices services is primarily generated at the time calls are answered by a telemarketing representative based on the number of calls and/or the duration of the call and processed on behalf of clients. Operator Teleservices services also generates revenue from calls transferred to telemarketing representatives from interactive voice response units and by providing assistance to clients in the design and implementation of new applications. Revenue for Interactive Teleservices services is primarily generated at the time calls are received or sent by automated voice response units and is billed based on call duration. Revenue for Direct Teleservices services is generated generally on an hourly and success based rate basis at the time the marketing representatives place calls to consumers on behalf of clients. Other revenues are recognized during the period services are provided. The Company defers revenues during the period in which customer refund obligations exist. Deferred revenue is included in other current liabilities.

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

     The Company manages its direct labor costs through its flexible staffing and scheduling initiatives. In particular, the Company has developed its own proprietary scheduling systems which are designed to optimize staffing and pay levels in anticipation of fluctuating call volumes as clients' campaigns are scheduled. The Company seeks to control its direct labor costs by decentralizing its operations and by seeking new geographic markets which offer attractive labor market characteristics. Direct labor rates fluctuate based upon local market factors such as the size and availability of a part-time workforce in addition to local economic growth. Labor rates are adjusted, as necessary, to attract the required number of agents during seasonal fluctuations.

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

Results of Operations

     The following table sets forth the Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

                                                                  Year ended December 31,
                                                       -------------------------------------------
                                                             2001           2000           1999
                                                       ------------  -------------  --------------
Revenue                                                     100.0%         100.0%          100.0%
Cost of services                                              51.1           51.3            51.3
Selling, general and administrative expenses                  33.4           33.6            34.6
Operating income                                              15.5           15.1            14.1
Other income                                                   0.0            0.2             0.2
Income before income tax expense and minority interest        15.5           15.3            14.3
Income tax expense                                             5.7            5.6             5.4
Minority interest                                              0.1              -               -
                                                       ------------  -------------  --------------
Net Income                                                    9.7%           9.7%            8.9%
                                                       ============  =============  ==============

     Years Ended December 31, 2001 and 2000

     Revenue: Revenue increased $55.7 million or 7.7% to $780.2 million in 2001 from $724.5 million in 2000. The increase in revenue included $26.2 million derived from new clients and $29.5 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

     During the year ended December 31, 2001, the Company provided service to nearly 800 clients. Eighty percent of the Company's total revenue was generated by 62 clients. During 2001, AT&T remained the Company's largest client and accounted for 25% of total revenue, down from 28% in 2000.

     Cost of Services: Cost of services represents direct labor, telephone expense and other costs directly related to services activities. Costs of services increased $27.4 million or 7.4% for the year ended December 31, 2001 to $398.9 million from $371.5 million for the comparable period of 2000. As a percentage of revenue, cost of services decreased to 51.1% for 2001 from 51.3% for 2000.

     Selling, General and Administrative Expenses: SG&A expenses increased by $16.8 million or 6.9% to $260.4 million for the year ended December 31, 2001, from $243.6 million in 2000. As a percentage of revenue, SG&A expenses decreased to 33.4% for the year ended December 31, 2001, compared to 33.6% in 2000. The decrease is attributable to management's focus on reducing these costs.

     Operating Income: Operating income increased by $11.4 million or 10.5% to $120.8 million in 2001 from $109.4 million in 2000. For the year ended December 31, 2001, operating income as a percentage of revenue increased 0.4% to 15.5% from 15.1% for 2000.

     Other Income (Expense): Other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities and capital leases. Other income (expense) for the year ended December 31, 2001, totaled $0.1 million compared to $1.5 million for 2000. The reduction of $1.4 million for the year ended December 31, 2001 is primarily the result of a $3.0 million write down of an investment in Synchrony Communications, Inc. In May, 2000, the Company acquired a minority interest in Synchrony Communications, Inc. The intent of the investment was to enter into a strategic relationship with Synchrony Communications, Inc. to offer additional tools for integrating customer interactions across multiple communication channels (phone, fax, e-mail and Web chat) to deliver consistent and dynamic customer support. During the third quarter of 2001, the board of directors of Synchrony Communications, Inc. decided it would be in the best interests of Synchrony to be acquired by divine, inc. The acquisition was announced by divine, inc. on October 23, 2001 and later consumated in the fourth quarter of 2001. Based on the acquisition terms, the Company determined that this investment was permanently impaired, and as a result, the entire investment of $3.0 million was written off.

     Net Income: Net income increased by $5.5 million or 7.9% for the year ended December 31, 2001 to $75.8 million from net income of $70.3 million in 2000. Net income includes a provision for income tax expense at a combined effective rate of 37.1% and 36.7% for 2001 and 2000, respectively.

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

     Selling, General and Administrative Expenses: SG&A expenses increased by $49.0 million or 25.2% to $243.6 million for the year ended December 31, 2000, from $194.6 million in 1999. As a percentage of revenue, SG&A expenses decreased to 33.6% for the year ended December 31, 2000, compared to 34.6% in 1999. The decrease can be attributed to higher than expected sales and management's focus on reducing these costs.

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

     The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at December 31, 2001. The Company's credit facility contains certain financial covenants and restrictions, which were met at December 31, 2001. The credit facility expires on June 29, 2002. The Company believes it could increase the amount of the facility, if needed.

     Throughout 2001, the Company purchased $53.7 million of furniture and telephone and computer equipment financed through working capital and notes payable to vendors and banks and capital leases over three years which bear interest from 4.5% to 5.4%.

     Net cash flow from operating activities was $101.8 million for the year ended December 31, 2001, compared to net cash flow from operating activities of $111.1 and $114.2 million for the years ended December 31, 2000 and 1999, respectively. The decrease from 2000 was due principally to an increase in accounts receivable, decreases in other liabilities and accrued expenses and customer deposits and holdbacks. The decrease was partially offset by increases in net income and depreciation. The decrease from 1999 to 2000 was due primarily to increases in accounts receivable and other assets offset by increased earnings.

     Net cash flow used in investing activities was $39.5 million for the year ended December 31, 2001, compared to $68.5 million and $51.6 million, for the comparable periods of 2000 and 1999, respectively. The decrease from 2000 was due primarily to a reduction in purchases of property and equipment. The increase from 1999 to 2000 was primarily due to investments in contact centers.

     Net cash flow used in financing activities decreased $22.6 million to $18.9 million for the year ended December 31, 2001, compared to net cash flows from financing activities of $3.7 million and $7.7 million used, for the comparable periods of 2000 and 1999, respectively. In the year ended December 31, 2001, net cash flows used in financing activities were primarily for payments of debt and capital lease obligations. Further, preferred stock in a consolidated subsidiary was acquired for $12.0 million from a former minority stockholder of that subsidiary. The cash used was offset by $11.6 million of proceeds from the exercise of stock options to purchase Common Shares, including the tax benefit associated with the optionee's gain on the exercise of stock options. The net cash flow provided and used in financing activities for the years ended December 31, 2000 and 1999 were due primarily to the proceeds from the exercise of stock options and payments on debt and capital lease obligations.

     During the first quarter of 2001, the Company executed lease agreements for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska that is currently under construction and scheduled for completion in mid-2002. The leases have five-year terms with renewal options. The lease payments are based on a variable interest rate at
87.5 basis points over a selected LIBOR, 3.23%, at December 31, 2001. The aggregate lease expense in 2001 for the San Antonio building was $0.5 million. The lessor is capitalizing the interest paid on the Omaha building during construction. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $34.0 million for the Omaha building.

     On May 4, 2000, the Company consummated the purchase of an equity interest in excess of 80% in West Direct. In connection therewith, the Company's venture partner was extended an option during the first 18 months to surrender its 5% equity interest in West Direct in exchange for $12.0 million in cash plus an option to acquire 325,000 shares of the Company's common stock, exercisable at $26.03 per share. The venture partner elected to exercise this option on October 2, 2001. As a result, the Company owned 87.75% of West Direct at December 31, 2001.

     Subsequent to December 31, 2001, the Company purchased two companies, Tel Mark Sales, Inc. and Dakotah Direct II, LLC. Tel Mark Sales, Inc., based in Appleton, Wisconsin is a provider of outsourced business to business customer care and telemarketing services. Dakotah Direct II, LLC, based in Spokane, Washington, provides customer relationship services focused on providing marketing and customer solutions through a variety of channels. The combined consideration for the two acquisitions was $42.8 million paid entirely in cash. There is a provision for a three-year contingent earn-out with a maximum earn-out of $5.0 million per year relating to one of the acquisitions. The earn-out is based on the acquired entity achieving certain revenue growth objectives.

Contractual Obligations

     As described in the Item 8. Financial Statements and Supplementary Data, the Company has contractual obligations that may affect the financial condition of the Company. However, based on management's assessment of the underlying provisions and circumstances of the material contractual obligations of the Company, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations.

     Below is a summary disclosure of the Company's contractual obligations at December 31, 2001 (dollars in thousands):

            Contractual                                   Less than                                    After 5
            Obligations                    Total           1 year        1 - 3 years    4 - 5 years     years
------------------------------------ --------------------------------------------------------------------------
Long - Term Debt                        $ 22,817         $ 6,525        $ 16,292           $ -          $ -
Capital Lease Obligations                  7,454           2,853           4,601             -            -
Operating Leases                          33,653           9,077          21,260         3,316            -
Acquisition Commitments                   42,750          42,750               -             -            -
                                     --------------------------------------------------------------------------
Total Contractual Cash Obligations     $ 106,674        $ 61,205        $ 42,153       $ 3,316          $ -
                                     ==========================================================================

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

Capital Expenditures

     The Company's operations will continue to require significant capital expenditures for real estate and capacity expansion/upgrades. Capital expenditures were $53.7 million for the year ended December 31, 2001, in which $39.2 million of these expenditures were financed from operations, $7.0 million from notes payable to a bank and the remaining $7.5 million was financed using capital leases. Capital expenditures for 2001 consisted primarily of furniture, telephone and computer equipment purchases associated with the addition of three new contact centers and upgrades to existing contact centers. The Company currently projects its capital expenditures for 2002 to be approximately $55.0 to $65.0 million, primarily for capacity expansion and upgrades at existing facilities and the addition of two contact centers late in the fourth quarter.

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

     The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $30.3 million of long-term obligations and $25.0 million of credit facilities with variable interest rates. There were no borrowings outstanding under these credit facilities at December 31, 2001. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations, or cash flows given the Company's currently existing obligations under such long-term obligations and credit facilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 15, 2002. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 15, 2002. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 15, 2002. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 15, 2002. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report:
     (1)  Financial Statements:
          Independent Auditors' Report .......................................................  F-1
          Consolidated balance sheets as of December 31, 2001 and 2000 .......................  F-2
          Consolidated statements of operations for the years ended December 31, 2001,
           2000 and 1999 .....................................................................  F-3
          Consolidated statements of stockholders' equity for the years ended December 31,
           2001, 2000 and 1999 ...............................................................  F-4
          Consolidated statements of cash flows for the years ended December 31, 2001,
           2000 and 1999 .....................................................................  F-5
          Notes to the Consolidated Financial Statements .....................................  F-6
     (2)  Financial Statement Schedules:
          Independent Auditors' Report .......................................................  S-1
          Schedule II (Consolidated valuation accounts for the three years ended
           December 31, 2001) ................................................................  S-2
     (3)  Exhibits


     Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.


(a)  Exhibits.

Exhibit
Number                                                        Description
------                                                        -----------
3.01           Restated Certificate of Incorporation of the Company (Exhibit 99.02 to  Form 8-K dated December 29, 2001,
               File No. 000-21771)
3.02           Restated Bylaws of the Company (Exhibit 99.03 to  Form 8-K  dated December 29, 2001, File No. 000-21771)
10.01          Form of Registration Rights Agreement (Exhibit 10.01 to Registration Statement under Form S-1 (Amendment
               No. 1) dated November 12, 1996, File No. 333-13991)
10.02          Bill of Sale & Assignment, dated October 30, 1996, from West Telemarketing Corp. to Troy L. Eaden
               (Exhibit 10.02 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File
               No. 333-13991)
10.03          Purchase Agreement, dated March 14, 1996, between West Telemarketing Corporation and Executive Jet Sales,
               Inc. (Exhibit 10.03 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996,
               File No. 333-13991)
10.04          1996 Stock Incentive Plan (Exhibit 10.04 to Registration Statement under Form S-1 (Amendment No. 1) dated
               November 12, 1996, File No. 333-13991)
10.05          Agreement and Plan of Reorganization (Exhibit 10.05 to Registration Statement under Form S-1 (Amendment
               No. 2) dated November 21, 1996, File No. 333-13991)
10.06          Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended December
               21, 2001
10.07          Employment Agreement between the Company and Michael A. Micek dated January 1, 1999, as amended December
               21, 2001
10.08          Stock Redemption Agreement, dated April 9, 1996, by and among John W. Erwin, Gary L. West, Mary E. West and Troy L. Eaden (Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1) dated
               November 12, 1996, File No. 333-13991)
10.09          Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E.
               West, Troy L. Eaden and the Company (Exhibit 10.12 to Registration Statement under Form S-1 (Amendment
               No. 2) dated November 21, 1996, File No. 333-13991)
10.10          Personnel Company Subscription Service Agreement, dated as of November 12, 1996, between West
               Telemarketing Insurance Agency, Inc. and West Telemarketing Corporation Direct Teleservices (Exhibit
               10.13 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No.
               333-13991)
10.11          Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership
               (Exhibit 10.14 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File
               No. 333-13991)
10.12          Employment Agreement between the Company and Nancee S. Berger, dated January 1, 1999, as amended December
               21, 2001
10.13          Employee Stock Purchase Plan dated July 1, 1997 (Exhibit 10.01 to Form 10-Q dated August 14, 1997, File
               No. 000-21771)
10.14          Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended December 21,
               2001
10.15          Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended December
               21, 2001
10.16          Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended
               December 21, 2001
10.17          Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended
               December 21, 2001
10.18          Employment Agreement between the Company and Michael E. Mazour, dated July 1, 2000, as amended December
               21, 2001
10.19          Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001.
21.01          Subsidiaries of the Company (Exhibit 21.01 to Registration Statement under Form S-1 (Amendment No. 2)
               dated November 21,1996, File No. 333-13991)
23.01          Consent of Deloitte & Touche LLP

(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WEST CORPORATION

                            By:    /S/  THOMAS B. BARKER
                               ------------------------------------------------
                                   Thomas B. Barker
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

March 15, 2002

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

              Signatures                              Title                                          Date
              ----------                              -----                                          ----
           /S/ GARY L. WEST             Chairman of the Board and Director                      March 15, 2002
---------------------------------------
             Gary L. West

           /S/ MARY E. WEST             Vice Chair of the Board and Director                    March 15, 2002
---------------------------------------
             Mary E. West

         /S/ THOMAS B. BARKER           President and Chief Executive Officer and Director      March 15, 2002
---------------------------------------  (Principal Executive Officer)
           Thomas B. Barker

         /S/ MICHAEL A. MICEK           Chief Financial Officer, Executive Vice President -     March 15, 2002
---------------------------------------  Finance and Treasurer (Principal Financial and
           Michael A. Micek              Accounting Officer)


        /S/ WILLIAM E. FISHER           Director                                                March 15, 2002
---------------------------------------
          William E. Fisher

         /S/ GEORGE H. KRAUSS           Director                                                March 15, 2002
---------------------------------------
           George H. Krauss

          /S/ GREG T. SLOMA             Director                                                March 15, 2002
---------------------------------------
            Greg T. Sloma

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Omaha, Nebraska
February 6, 2002

                                WEST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                         December 31,
                                                                                              ----------------------------------
                                                                                                    2001              2000
                                                                                              ----------------   ---------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                        $ 151,520         $ 108,113
   Accounts receivable, net of allowance for doubtful accounts of  $6,993 and $6,611                  131,316           129,695
   Notes receivable                                                                                     4,315             2,153
   Accounts receivable - financing                                                                     18,926            19,154
   Other                                                                                               22,695            24,550
                                                                                              ----------------   ---------------
       Total current assets                                                                           328,772           283,665
PROPERTY AND EQUIPMENT:
   Land and improvements                                                                                6,710             5,392
   Buildings                                                                                           42,314            30,678
   Telephone and computer equipment                                                                   220,387           188,775
   Office furniture and equipment                                                                      37,484            35,100
   Leasehold improvements                                                                              59,005            56,724
   Construction in process                                                                             10,172            17,243
                                                                                              ----------------   ---------------
       Total property and equipment                                                                   376,072           333,912
   Accumulated depreciation and amortization                                                         (173,401)         (136,734)
                                                                                              ----------------   ---------------
       Total property and equipment, net                                                              202,671           197,178
GOODWILL, net of accumulated amortization of $8,591 and $6,906                                         41,942            43,627
NOTES RECEIVABLE AND OTHER ASSETS                                                                      18,050            29,437
                                                                                              ----------------   ---------------
TOTAL ASSETS                                                                                        $ 591,435         $ 553,907
                                                                                              ================   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                  $ 47,426          $ 46,132
   Customer deposits and holdbacks                                                                      8,131            22,007
   Accrued wages and benefits                                                                          11,412            13,353
   Accrued phone expense                                                                                5,520             8,767
   Other current liabilities                                                                           11,725            22,820
   Current maturities of long-term obligations                                                          9,378            19,580
                                                                                              ----------------   ---------------
        Total current liabilities                                                                      93,592           132,659
LONG - TERM OBLIGATIONS, less current maturities                                                       20,893            21,775
DEFERRED INCOME TAXES                                                                                   6,629             5,884
OTHER LONG TERM LIABILITIES                                                                             1,531               663
MINORITY INTEREST                                                                                         631            14,801
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS' EQUITY
   Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding
   Common stock $0.01 par value, 200,000 shares authorized, 65,352 shares issued
      and 65,200 outstanding and 64,547 shares issued and 64,445 outstanding                              654               645
   Additional paid-in capital                                                                         191,821           176,200
   Retained earnings                                                                                  279,727           203,941
   Treasury stock at cost (152 and 102 shares)                                                         (4,043)           (2,661)
                                                                                              ----------------   ---------------
        Total stockholders' equity                                                                    468,159           378,125
                                                                                              ----------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 591,435         $ 553,907
                                                                                              ================   ===============

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                    Years Ended December 31,
                                                                              -----------------------------------
                                                                                2001          2000        1999
                                                                              ---------    ---------    ---------
REVENUE                                                                       $ 780,159    $ 724,505    $ 562,444
COST OF SERVICES                                                                398,892      371,549      288,503
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    260,426      243,573      194,610
                                                                              ---------    ---------    ---------
OPERATING INCOME                                                                120,841      109,383       79,331

OTHER INCOME (EXPENSE):
    Interest income                                                               4,694        4,440        3,231
    Interest expense - including interest expense - financing of $365, $184
         and $490                                                                (3,015)      (3,107)      (2,549)
    Other, net                                                                   (1,598)         206          345
                                                                              ---------    ---------    ---------
      Other income (expense)                                                         81        1,539        1,027
                                                                              ---------    ---------    ---------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                          120,922      110,922       80,358

INCOME TAX EXPENSE:
    Current income tax expense                                                   45,119       41,466       31,476
    Deferred income tax (benefit)                                                  (486)        (803)        (872)
                                                                              ---------    ---------    ---------
      Income tax expense                                                         44,633       40,663       30,604
                                                                              ---------    ---------    ---------

INCOME BEFORE MINORITY INTEREST                                                  76,289       70,259       49,754

MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY                        503         --           --

                                                                              ---------    ---------    ---------
NET INCOME                                                                    $  75,786    $  70,259    $  49,754
                                                                              =========    =========    =========

EARNINGS PER COMMON SHARE:
    Basic                                                                     $    1.17    $    1.10    $    0.79
                                                                              =========    =========    =========
    Diluted                                                                   $    1.11    $    1.03    $    0.77
                                                                              =========    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic common shares                                                          64,895       64,043       63,330
    Dilutive impact of potential common shares from stock options                 3,235        3,907        1,050
                                                                              ---------    ---------    ---------
    Diluted common shares                                                        68,130       67,950       64,380
                                                                              =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                                         Total
                                                      Common         Paid - in        Retained        Treasury       Stockholders'
                                                       Stock          Capital         Earnings         Stock            Equity
                                                   -------------  ---------------  ---------------  ------------   -----------------
BALANCE, January 1, 1999                                  $ 633        $ 157,647         $ 83,928      $      -           $ 242,208
    Net income                                                -                -           49,754             -              49,754
                                                   -------------  ---------------  ---------------  ------------   -----------------
BALANCE, December 31, 1999                                  633          157,647          133,682             -             291,962
    Net income                                                -                -           70,259             -              70,259
    Stock options exercised including related
       tax benefits (1,217 shares)                           12           18,553                -             -               18,565
    Treasury stock (102 shares)                               -                -                -        (2,661)             (2,661)
                                                   -------------  ---------------  ---------------  ------------   -----------------
BALANCE, December 31, 2000                                  645          176,200          203,941        (2,661)            378,125
    Net income                                                -                -           75,786             -              75,786
    Stock options issued and exercised
       including related tax benefits (805 shares)            9           15,621                -             -              15,630
    Treasury stock (50 shares)                                -                -                -        (1,382)             (1,382)
                                                   -------------  ---------------  ---------------  ------------   -----------------
BALANCE, December 31, 2001                                $ 654        $ 191,821        $ 279,727      $ (4,043)          $ 468,159
                                                   =============  ===============  ===============  ============   =================


   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                      Years Ended December 31,
                                                                               -----------------------------------
                                                                                 2001          2000        1999
                                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  75,786    $  70,259    $  49,754
     Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation and amortization                                              50,353       45,167       37,343
       Loss on sale of equipment                                                     305          723          170
       Deferred income tax (benefit)                                                (486)        (803)        (872)
       Minority interest                                                             503         --           --
       Write-off of investment                                                     3,000         --           --
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (2,002)     (42,062)       8,244
       Other assets                                                                3,784      (10,145)      (1,610)
       Accounts payable                                                            1,393       12,387       20,888
       Other liabilities and accrued expenses                                    (16,976)      22,790        4,507
       Customer deposits and holdbacks                                           (13,876)      12,734       (4,203)
                                                                               ---------    ---------    ---------
           Net cash flows from operating activities                              101,784      111,050      114,221
                                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (46,205)     (70,436)     (38,953)
     Proceeds from disposal of property and equipment                                141        1,425        1,285
     Issuance of notes receivable                                                   --           --        (15,401)
     Proceeds from payments of notes receivable                                    6,603          497        1,471
                                                                               ---------    ---------    ---------
          Net cash flows from investing activities                               (39,461)     (68,514)     (51,598)
                                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                7,000       10,000        6,000
     Payments of long-term obligations                                           (25,619)     (17,701)     (13,712)
     Redemption of preferred stock of subsidiary                                 (12,000)        --           --
     Net change in line of credit agreement                                         --           --         (2,000)
     Proceeds from accounts receivable financing                                     129       (4,491)       2,026
     Proceeds from stock options exercised including related tax benefits         11,574       15,904         --
                                                                               ---------    ---------    ---------
          Net cash flows from financing activities                               (18,916)       3,712       (7,686)
                                                                               ---------    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           43,407       46,248       54,937
CASH AND CASH EQUIVALENTS, Beginning of period                                   108,113       61,865        6,928
                                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, End of period                                       $ 151,520    $ 108,113    $  61,865
                                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                  $   2,599    $   3,580    $   3,092
                                                                               =========    =========    =========
     Cash paid during the period for income taxes                              $  43,280    $  32,961    $  29,842
                                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Acquisition of property through assumption of long-term obligations       $   7,536    $   3,860    $  21,956
                                                                               =========    ---------    =========
     Application of accounts receivable financing to accounts payable          $      99    $    --      $    --
                                                                               =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

     Acquisition of patent through issuance of preferred stock of subsidiary   $    --      $  14,666    $    --
                                                                               =========    =========    =========
     Treasury stock acquired in exchange for stock options exercised           $   1,382    $   2,661    $    --
                                                                               =========    =========    =========
     Issuance of stock options in consideration for minority interest          $   2,674    $    --      $    --
                                                                               =========    =========    =========
     Transfer of accounts receivable to notes receivable                       $     381    $     423    $   2,000
                                                                               =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description - West Corporation (the "Company") is one of the largest independent providers of outsourced customer relationship management, or CRM, solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services and direct marketing services. The Company offers its services over the telephone and the Internet. The Company's services minimize its clients' cost of managing their customer relationships, improve their customers' overall experience, and provide its clients an opportunity to leverage customer data. The Company provides its CRM solutions to Fortune 500 companies, leading Internet oriented companies and e-commerce companies. These services help its clients acquire customers, provide customer support and generate repeat sales.

     Founded in 1986 and headquartered in Omaha, Nebraska, the Company operates a national network of 31 state-of-the-art customer contact centers and seven automated voice and data processing centers throughout North America and in India.

     Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - Operator Teleservices revenue is recognized at the time calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. Interactive Teleservices revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Direct Teleservices revenue is generally recognized on an hourly and success based rate basis at the time the agents place calls to consumers on behalf of clients. The customer is obligated to pay for these services when these activities have been performed. Both Operator Teleservices and Direct Teleservices also generate revenue by providing assistance to their clients in the design and programming of customized applications which are generally recognized on an hourly basis at the time the services are provided. Other revenues are recognized during the period services are provided. The Company defers revenues during the period in which customer refund obligations exist. Deferred revenue, which is included in other current liabilities, was $4,411 and $8,257, at December 31, 2001 and 2000 respectively.

     Cost of Services - Cost of services includes labor, telephone and other expense directly related to service activities.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses consist of all expenses that support the ongoing operation of the Company. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of goodwill, allowance for doubtful accounts, sales and marketing activities, client support services and corporate management costs.

     Other income (expense) - Other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. In May, 2000, the Company acquired a minority interest in Synchrony Communications, Inc. The intent of the investment was to enter a strategic relationship with Synchrony Communications, Inc. to offer additional tools for integrating customer interactions across multiple communication channels (phone, fax, e-mail and Web chat) to deliver consistent and dynamic customer support. During the three months ended September 30, 2001, the board of directors of Synchrony Communications, Inc. decided it would be in

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

the best interests of Synchrony to be acquired by divine, inc. The Company determined that this investment was permanently impaired, and as a result, the entire investment of $3.0 million was written off.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

     Financial Instruments - Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes receivable, notes payable and long-term obligations are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to the Company for the reissuance of notes with similar terms and remaining maturities are used to estimate fair values of the notes receivable, notes payable and long-term obligations.

     Property and Equipment - Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets and is calculated on the straight-line method. The Company's buildings have estimated useful lives of 28 years and the majority of the other assets have estimated useful lives of five years.

     Goodwill - Goodwill represents the excess of the value of Company stock received by minority stockholders upon their exchange of stock in certain subsidiaries over the book value of this stock. Goodwill is being amortized over 30 years. Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning on January 1, 2002, the Company will cease periodic amortization of this asset, however, the asset will be tested for impairment on an annual basis.

     Notes Receivable - Notes receivable and other assets are presented net of an allowance for doubtful accounts of $2,900 in 2001 and $2,768 in 2000.

     Customer Deposits and Holdbacks - The Company obtains directly from the billing and collection agent, revenue generated from its customers' programs. The Company retains a specified amount of the revenue and remits the remainder to its customers. The retained amount is based upon the collection history of the customer's program success and is necessary to allow for potential adjustments, which may be claimed within one year of the actual transactions. The Company obtains security deposits from certain customers, which are refunded to the customers when the Company discontinues service to the customers' programs.

     Income Taxes - The Company and its subsidiaries file a consolidated income tax return. The Company uses an asset and liability approach for the financial reporting of income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting.

     Earnings Per Common Share - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in the earnings of the entity. At December 31, 2001, there were 244,000 stock options outstanding with an exercise price exceeding the average market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options. At December 31, 2000 and 1999 the average market value of the common stock exceeded the exercise price of all of the outstanding stock options and therefore all options were included in the computation of shares contingently issuable upon exercise of the options.

     Preferred Stock - The Board of Directors of the Company has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to ten million shares of preferred stock from time to

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefor. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of common stock.

     Minority Interest - On May 4, 2000, the Company consummated the purchase of an equity interest in excess of 80% in a new venture that was formed to develop and commercialize an innovative new technology that is the subject of a patent issued on April 25, 2000. The technology relates to a process that the Company believes could have applications in the CRM industry and a wide range of other industries. In connection therewith, the Company's venture partner was extended an option during the first 18 months of the venture to surrender its 5% equity interest in the venture in exchange for $12,000 in cash plus an option to acquire 325,000 shares of the Company's common stock, exercisable at $26.03 per share. The venture partner elected to exercise this option on October 2, 2001. As a result, the Company owned 87.75% of the venture at December 31, 2001. The remaining ownership interest is held by certain of the Company's executive officers who were granted the equity interest in order to incentivize the development and pursue this opportunity.

The Company utilized the Black-Scholes pricing model to value the 325,000 options. The sum of that calculation and the $12,000 in cash resulted in the valuation of the patent at $14,700, which is being amortized over the life of the patent, 17 years.

     Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the years ended December 31, 2001, 2000 and 1999 by $1,685 annually. The Company has not yet determined the effect of goodwill impairment, if any, that this statement may have on its financial statements. The Company does not believe the other provisions of these standards will have a material effect on these financial statements.

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirements obligations associated with tangible long-lived assets. The Company does not believe that adoption of this standard will have a material effect on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This statement also supersedes certain aspects of Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). This standard is effective for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this standard will have a material effect on its financial statements.

     Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

B.  ACCOUNTS RECEIVABLE FINANCING PROGRAM

     The Company had advances to customers through its accounts receivable financing programs aggregating $18,926 and $19,154 at December 31, 2001 and 2000, respectively. Under terms of the programs, advances are collateralized by the customer's accounts receivable from unrelated national billing services. The Company charges interest at the prime rate plus 3.0% (actual rate 7.75% at December 31, 2001).

C.  LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

     The Company has a $25,000 unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0% (actual rate 3.75% at December 31, 2001). The revolving credit facility expires on June 29, 2002. Outstanding borrowings under the revolving credit facility totaled $-0- at December 31, 2001 and 2000, respectively. The Company's credit facility contains certain financial and other covenants which contain current ratio and tangible net worth requirements and limitations on indebtedness, among others. The financial covenants were met at December 31, 2001.

     Long-term obligations consisted of the following:

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                        2001            2000
                                                                                   ---------------  -------------
Mortgage note payable to bank, due in monthly installments of $102 including
    interest at 7.63% with a balloon payment at maturity at February 1, 2003             $ 10,717       $ 11,633
Notes payable to bank, due in monthly installments of $221, including interest
    at 1% less than the prime rate maturing October 16, 2004                                6,611              -
Note payable to bank, due in monthly installments of $278, including interest
    at 1% less than the prime rate maturing June 30, 2003                                   5,000          8,333
Note payable to bank, due in monthly installments of $92, including interest
    at 6.75% maturing April 1, 2002                                                           400          2,885
Note payable to vendor, due in monthly installments of $30, including interest
    at 5.40% maturing March 31, 2002                                                           89          1,272
Notes payable to bank, paid in October 2001                                                     -          1,875
Capital lease obligations (See Note D)                                                      7,454         15,357
                                                                                   ---------------  -------------
                                                                                           30,271         41,355
Less current maturities:
    Debt                                                                                    6,525          8,792
    Capital lease obligations (See Note D)                                                  2,853         10,788
                                                                                   ---------------  -------------
Current maturities of  long-term obligations                                                9,378         19,580
                                                                                   ---------------  -------------

Long-term obligations                                                                    $ 20,893       $ 21,775
                                                                                   ===============  =============

       Several of the agreements contain restrictive covenants, which, among other things, require the maintenance of certain ratios and minimum tangible net worth, as defined in the agreements. The financial covenants were met at December 31, 2001.

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Scheduled maturities on long-term debt excluding capital lease obligations described in Note D, are as follows:

Year  Ending December 31,
     2002                         $ 6,525
     2003                          14,347
     2004                           1,945


D.  LEASES

       The Company leases certain land, buildings and equipment under operating and capital leases, which expire at varying dates through September 2007. Rent expense on operating leases was $8,188, $6,730 and $4,595 for the years ended December 31, 2001, 2000 and 1999, respectively, exclusive of related party lease expense as discussed in Note E. On all real estate leases, the Company pays real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to five years. All of the capital leases call for transfer of ownership or contain bargain purchase options at the end of the lease term. Amortization of assets purchased through capital lease agreements is included in depreciation expense.

                                                                   December 31,
                                                          ------------------------------
                                                               2001            2000
                                                          --------------- --------------
Assets under capital leases consisted of:
      Telephone and computer equipment                          $ 23,176       $ 26,403
      Office furniture and equipment                                 676          3,328
      Lease/building improvements                                    101            336
                                                          --------------- --------------
           Total cost                                             23,953         30,067
Accumulated depreciation                                          (8,284)       (10,428)
                                                          --------------- --------------
Net book value                                                  $ 15,669       $ 19,639
                                                          =============== ==============

     Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more and present value of the net minimum lease payments are as presented below exclusive of related party leases as discussed in Note E:

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            Operating          Capital
                                                              Leases            Leases
                                                          --------------    --------------
Year Ending December 31,
      2002                                                      $ 9,077           $ 3,167
      2003                                                        9,380             2,725
      2004                                                        6,576             2,117
      2005                                                        5,304                 -
      2006                                                        2,870                 -
      2007 and thereafter                                           446                 -

                                                          --------------    --------------
Total minimum obligations                                      $ 33,653             8,009
                                                          ==============
Less interest at 4.50% to 7.31%                                                       555
                                                                            --------------
Present value of net minimum lease payments                                         7,454
Less current portion                                                                2,853
                                                                            --------------
                                                                                  $ 4,601
                                                                            ==============

     During the first quarter of 2001, the Company executed lease agreements for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska that is currently under construction and scheduled for completion in mid-2002. The leases have five-year terms with three renewal options of five years each. The lease payments are based on a variable interest rate at 87.5 basis points over a selected LIBOR, 3.23%, at December 31, 2001. The estimated aggregate lease expense on these leases for 2002 through 2006 is included in the minimum lease payments schedule above. The Company may, at any time, elect to exercise a purchase option of approximately $10,000 for the San Antonio building and approximately $34,000 for the Omaha building.

E.  RELATED PARTY TRANSACTIONS

     The Company leases certain office space owned by a partnership whose partners are majority stockholders of the Company. The lease expires August 31, 2004, and is accounted for as an operating lease. Required lease payments are as follows:

Year Ending December 31,
      2002                                                $ 976
      2003                                                1,035
      2004                                                  717


Lease expense was $921, $869 and $820 for the years ended December 31, 2001, 2000 and 1999, respectively.

F.  INCOME TAXES

       Components of the actual income tax expense were as follows:

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         Year Ended December 31,
                                                             -----------------------------------------------
                                                                  2001            2000             1999
                                                             --------------  ---------------  --------------
Current income tax expense:
      Federal                                                     $ 44,006         $ 39,134        $ 29,582
      State                                                          1,113            2,332           1,894
                                                             --------------  ---------------  --------------
                                                                    45,119           41,466          31,476
                                                             --------------  ---------------  --------------
Deferred income tax expense (benefit):
      Federal                                                         (418)            (707)           (687)
      State                                                            (68)             (96)           (185)
                                                             --------------  ---------------  --------------
                                                                      (486)            (803)           (872)
                                                             --------------  ---------------  --------------
                                                                  $ 44,633         $ 40,663        $ 30,604
                                                             ==============  ===============  ==============

     A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

                                                                2001             2000            1999
                                                            --------------   --------------  --------------
Statutory rate                                                      35.0%            35.0%           35.0%
State income tax effect                                              0.6%             1.4%            2.5%
Other                                                                1.5%             0.3%            0.6%
                                                            --------------   --------------  --------------
                                                                    37.1%            36.7%           38.1%
                                                            ==============   ==============  ==============

Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

                                                             December 31,
                                                      --------------------------
                                                          2001           2000
                                                      ------------   -----------
Deferred tax assets:
      Allowance for doubtful accounts                 $     3,710    $    2,479
Deferred tax liabilities:
      Depreciation                                          6,629         5,884
                                                      ------------   -----------
Net deferred tax liability                            $     2,919    $    3,405
                                                      ============   ===========

     The deferred tax asset at December 31, 2001 and 2000 was included in other current assets.

G.  EMPLOYEE BENEFITS AND INCENTIVE PLANS

       The Company has a 401(k) plan, which covers substantially all employees. Under the plan, the Company will match 50% of employees contributions up to 14% of their gross salary. The Company's matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were $1,233, $1,614 and $1,390 for the years ended December 31, 2001, 2000 and 1999, respectively.

       During 2000, the Company established a grantor trust under the West Corporation Executive Retirement Savings Plan ("Trust"). The principal of the Trust, and any earnings thereon shall be held separate and apart from other funds of the Company and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Revenue Service. The Company will match 50% of employee contributions, limited to the same maximums as those of the 401(k) plan. Total employer contributions under the plan were $318 and $221 for the years ended December 31, 2001 and 2000.

     The Company's 1996 Stock Incentive Plan (the "Plan") authorized granting to employees of the Company and directors the right to purchase shares of Common Stock of the Company ("Common Shares") at the fair market value determined on the date of grant. Options generally vest over a four year period and expire ten years after grant date. Options to purchase a maximum of 9,499,500 Common Shares may be granted under the Plan.

     The following table presents the activity of the stock options for each of the fiscal years ended December 31, 2001, 2000 and 1999 and the stock options outstanding at the end of the respective fiscal years:

                                                           Stock Option  Weighted Average
                                                              Shares      Exercise Price
                                                         --------------- ----------------
Outstanding at January 1, 1999                                6,995,700        $ 9.6875
                                                         --------------- ----------------
     Granted                                                    515,000         10.7693
     Canceled                                                  (499,300)         9.7443
                                                         --------------- ----------------
Outstanding at December 31, 1999                              7,011,400          9.7634
                                                         --------------- ----------------
     Granted                                                    145,000         24.0054
     Canceled                                                   (60,780)         9.8268
     Exercised                                               (1,182,995)         9.7268
                                                         --------------- ----------------
Outstanding at December 31, 2000                              5,912,625         10.1194
                                                         --------------- ----------------
     Granted                                                    474,000         23.9668
     Canceled                                                  (383,865)         9.7027
     Exercised                                                 (804,520)         9.7979
                                                         --------------- ----------------
Outstanding at December 31, 2001                              5,198,240        $ 11.4626
                                                         =============== ================
Shares available for future grants at
     December 31, 2001                                        2,313,745
                                                         ===============

     The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

                                                 Average          Weighted
     Range of              Stock Option         Remaining          Average
     Exercise                Shares            Contractual        Exercise           Stock Option
      Prices               Outstanding         Life in Years        Price         Shares Exercisable
--------------------    -----------------    ----------------  ----------------  ---------------------
$ 8.00 - $ 8.00                    8,000          7.36             $ 8.0000                    5,000
$ 9.69 - $ 9.69                4,221,110          6.96             $ 9.6875                1,296,670
$10.81 - $21.94                  530,130          8.24             $14.2141                  121,130
$23.13 - $23.38                  127,500          9.02             $23.2450                   16,878
$24.48 - $24.48                   67,500          9.33             $24.4800                        -
$25.32 - $25.32                   67,500          8.84             $25.3125                   16,878
$25.45 - $25.45                   14,000          9.54             $25.4500                        -
$26.01 - $26.01                   10,000          9.37             $26.0100                        -
$26.78 - $26.78                   67,500          9.09             $26.7813                        -
$27.56 - $27.56                   85,000          9.01             $27.5625                        -
                        -----------------    ---------------     -------------- ---------------------
$ 8.00 - $27.56                5,198,240          7.27             $11.4626                1,456,556
                        =================    ===============     ============== =====================

                                      F-13

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the years ended December 31, 2001, 2000 and 1999.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation; 2001, 2000 and 1999 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                Year ended December 31,
                                                         --------------------------------------
                                                             2001         2000          1999
                                                         -----------  ------------  -----------
Net Income:
    As reported                                           $  75,786    $  70,259     $  49,754
    Pro forma                                             $  72,680    $  64,840     $  41,782

Earnings per common share:
    Basic as reported                                     $    1.17    $    1.10     $    0.79
    Diluted as reported                                   $    1.11    $    1.03     $    0.77
    Pro forma basic                                       $    1.12    $    1.01     $    0.66
    Pro forma diluted                                     $    1.07    $    0.95     $    0.65

     The weighted average fair value per share of options granted in 2001, 2000, and 1999 was $15.44, $14.18 and $6.80, respectively. The fair value for options granted under the above described plans were estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

                                                             2001         2000          1999
                                                         -----------  ------------  -----------
Risk-free interest rate                                       3.9%           6.2%          5.3%
Dividend yield                                                0.0%           0.0%          0.0%
Expected volatility                                          85.0%          75.0%         60.0%
Expected life (years)                                         4.3            4.0           4.1

     During May 1997, the Company and its stockholders adopted the 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings to be made during the five-year period commencing July 1, 1997. The Company currently expects to extend the expiration date of this plan beyond June 30, 2002. Each employee participating in any offering is granted an option to purchase as many full Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from the Company during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($24.23 at July 2, 2001). On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering, the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Stock Purchase Plan. The maximum number of Common Shares available for sale under the Stock Purchase Plan is 1,965,532 Common Shares.

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

H.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, or results of operations or cash flows.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order. On November 7, 2001, the San Antonio Court of Appeals found that the trial court abused its discretion in certifying the class and reversed and remanded the matter back to the trial court for any further proceedings consistent with the San Antonio Court of Appeals decision. On November 20, 2001, the plaintiffs filed a Motion for Rehearing and a Motion for Rehearing en banc. On January 29, 2002, the San Antonio Court of Appeals denied the motions for rehearing. The plaintiffs have 45 days in which to request review from the Texas Supreme Court.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company's clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio's consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company's clients. On February 6, 2002 the court denied the plaintiffs' motion for class certification.

I. SIGNIFICANT CUSTOMERS AND CREDIT RISK CONCENTRATION

     For the years ended December 31, 2001, 2000 and 1999, the Company had 62, 34 and 46 major customers, respectively, who accounted for approximately 80% of total revenues. The Company had one customer, AT&T, who accounted for 25% of total revenue for the year ended December 31, 2001 and 28% and 32% of total revenue for the years ended December 31, 2000 and 1999, respectively. On December 31, 2001 the Company had no material revenue or assets outside the United States.

     The accounts receivable, notes receivable and accounts receivable financing subject the Company to the potential for credit risk with their customers. At December 31, 2001, five customers accounted for $79,600 or 47.6% of the gross receivables, compared to $74,500, or 44.7% of gross receivables, at December 31, 2000. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable.

                                WEST CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

J.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is the summary of the quarterly results of operations for the two years ended December 31, 2001 and 2000.

                                                                              Three Months Ended
                                                   -----------------------------------------------------------------------
                                                     March 31,          June 30,         September 30,        December 31,
                                                       2001               2001               2001                 2001
                                                   -------------      -------------      -------------       -------------
Revenue                                               $ 203,042          $ 193,006          $ 180,968           $ 203,143
Cost of services                                        103,034             98,431             93,713             103,714
Selling, general and administrative expenses             66,091             64,171             61,736              68,428
                                                   -------------      -------------      -------------       -------------
Operating income                                         33,917             30,404             25,519              31,001
Other income (expense)                                      654                994             (2,063)                496
                                                   -------------      -------------      -------------       -------------
Income before income tax expense                         34,571             31,398             23,456              31,497
Income tax expense                                       12,661             11,704              8,691              11,577
Minority Interest                                            73                209                 24                 197
                                                   -------------      -------------      -------------       -------------
Net income                                            $  21,837          $  19,485          $  14,741           $  19,723
                                                   =============      =============      =============       ============
Earnings per common share:
    Basic                                             $    0.34          $    0.30          $    0.23           $    0.30
    Diluted                                           $    0.32          $    0.28          $    0.22           $    0.29

                                                                              Three Months Ended
                                                   -----------------------------------------------------------------------
                                                     March 31,          June 30,         September 30,        December 31,
                                                       2000               2000               2000                 2000
                                                   -------------      -------------      -------------       -------------
Revenue                                               $ 170,059          $ 171,537          $ 189,513          $ 193,396
Cost of services                                         86,198             89,223             98,593             97,535
Selling, general and administrative expenses             57,427             58,239             62,320             65,587
                                                   -------------      -------------      -------------       -------------
Operating income                                         26,434             24,075             28,600             30,274
Other income (expense)                                      466                867                460               (254)
                                                   -------------      -------------      -------------       -------------
Income before income tax expense                         26,900             24,942             29,060             30,020
Income tax expense                                        9,872              9,222             10,704             10,865
                                                   -------------      -------------      -------------       -------------
Net income                                            $  17,028          $  15,720          $  18,356          $  19,155
                                                   =============      =============      =============       =============
Earnings per common share:
    Basic                                             $    0.27          $    0.24          $    0.29          $    0.30
    Diluted                                           $    0.25          $    0.23          $    0.27          $    0.28

K.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2001, the Company purchased two companies, Tel Mark Sales, Inc. and Dakotah Direct II, LLC. Tel Mark Sales, Inc., based in Appleton, Wisconsin is a provider of outsourced business to business customer care and telemarketing services. Dakotah Direct II, LLC, based in Spokane, Washington, provides customer relationship services focused on providing marketing and customer solutions through a variety of channels. The combined consideration for the two acquisitions was $42,750 paid entirely in cash. There is a provision for a three-year contingent earn-out with a maximum earn-out of $5,000 per year relating to one of the acquisitions. The earn-out is based on the acquired entity achieving certain revenue growth objectives.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
West Corporation

     We have audited the consolidated financial statements of West Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 6, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Omaha, Nebraska
February 6, 2002

                                                                     Schedule II

                        WEST CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED VALUATION ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                                         Additions -
                                                          Balance         Charged to        Deductions -
                                                         Beginning         Cost and          Amounts          Balance
                       Description                        of Year          Expenses         Charged-Off     End of Year
                       -----------                    ---------------  ----------------  ---------------  ----------------
December 31, 2001 - Allowance for doubtful
     accounts - Accounts receivable                     $    6,611              1,725             1,343     $      6,993
                                                      ---------------  ----------------  ---------------  ----------------
December 31, 2000 - Allowance for doubtful
     accounts - Accounts receivable                     $    4,717              6,955             5,061     $      6,611
                                                      ---------------  ----------------  ---------------  ----------------
December 31, 1999 - Allowance for doubtful
     accounts - Accounts receivable                     $    1,870              8,381             5,534     $      4,717
                                                      ---------------  ----------------  ---------------  ----------------

December 31, 2001 - Allowance for doubtful
     accounts - Long-term notes receivable              $    2,768                132                -      $      2,900
                                                      ---------------  ----------------  ---------------  ----------------

December 31, 2000 - Allowance for doubtful
     accounts - Long-term notes receivable              $      -                2,768                -      $      2,768
                                                      ---------------  ----------------  ---------------  ----------------

                                  EXHIBIT INDEX

     Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

                                                                                                    Sequential
Exhibit                                                                                                Page
Number                                   Description                                                  Number
-------                                  -----------                                                  ------
   3.01  Restated Certificate of Incorporation of the Company (Exhibit 99.02 to  Form 8-K dated         *
         December 29, 2001, File No. 000-21771)
   3.02  Restated Bylaws of the Company (Exhibit 99.03 to  Form 8-K  dated December 29, 2001, File      *
         No. 000-21771)
  10.01  Form of Registration Rights Agreement (Exhibit 10.01 to Registration Statement under Form      *
         S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.02  Bill of Sale & Assignment, dated October 30, 1996, from West Telemarketing Corp. to Troy       *
         L. Eaden (Exhibit 10.02 to Registration Statement under Form S-1 (Amendment No. 1) dated
         November 12, 1996, File No. 333-13991)
  10.03  Purchase Agreement, dated March 14, 1996, between West Telemarketing Corporation and           *
         Executive Jet Sales, Inc. (Exhibit 10.03 to Registration Statement under Form S-1
         (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.04  1996 Stock Incentive Plan (Exhibit 10.04 to Registration Statement under Form S-1              *
         (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.05  Agreement and Plan of Reorganization (Exhibit 10.05 to Registration Statement under Form       *
         S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
  10.06  Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as       **
         amended December 21, 2001
  10.07  Employment Agreement between the Company and Michael A. Micek dated January 1, 1999, as       **
         amended December 21, 2001
  10.08  Stock Redemption Agreement, dated April 9, 1996, by and among John W. Erwin, Gary L.           *
         West, Mary E. West and Troy L. Eaden (Exhibit 10.11 to Registration Statement under Form
         S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
  10.09  Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L.       *
         West, Mary E. West, Troy L. Eaden and the Company (Exhibit 10.12 to Registration
         Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
  10.10  Personnel Company Subscription Service Agreement, dated as of November 12, 1996, between       *
         West Telemarketing Insurance Agency, Inc. and West Telemarketing Corporation Direct
         Teleservices (Exhibit 10.13 to Registration Statement under Form S-1 (Amendment No. 2)
         dated November 21, 1996, File No. 333-13991)
  10.11  Lease, dated September 1, 1994, by and between West Telemarketing                              *
         Corporation and * 99-Maple Partnership (Exhibit 10.14 to
         Registration Statement under Form S-1 (Amendment No. 1) dated
         November 12, 1996, File No. 333-13991)
  10.12  Employment Agreement between the Company and Nancee S. Berger, dated January 1, 1999, as      **
         amended December 21, 2001
  10.13  Employee Stock Purchase Plan dated July 1, 1997 (Exhibit 10.01 to Form 10-Q dated August       *
         14, 1997, File No. 000-21771)
  10.14  Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended     **
         December 21, 2001
  10.15  Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as       **
         amended December 21, 2001
  10.16  Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999,      **
         as amended December 21, 2001
  10.17  Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999,     **
         as amended December 21, 2001
  10.18  Employment Agreement between the Company and Michael E. Mazour, dated July 1, 2000, as        **
         amended December 21, 2001
  10.19  Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001       **


  21.01  Subsidiaries of the Company (Exhibit 21.01 to Registration Statement under Form S-1           *
         (Amendment No. 2) dated November 21,1996, File No. 333-13991)
  23.01  Consent of Deloitte & Touche LLP                                                              **


*   Indicates that the page number for such item is not applicable.
**  Filed herewith