Form 10-Q
period 2002-03-31
WEST CORP
filed 2002-05-03
CIK 1024657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

At April 26, 2002, 65,663,998 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                     INDEX

                                                                                             Page No.
PART I. FINANCIAL INFORMATION.......................................................................3
        Item 1. Financial Statements
                Consolidated Balance Sheets - March 31, 2002 and December 31, 2001..................3
                Consolidated Statements of Operations -
                  Three Months Ended March 31, 2002 and 2001........................................4
                Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 2002 and 2001...........................................................5
                Notes to Consolidated Financial Statements..........................................6

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................10
        Item 3. Quantitative and Qualitative Disclosure About Market Risk..........................14

PART II. OTHER INFORMATION.........................................................................15
        Item 1. Legal Proceedings..................................................................15
        Item 6. Exhibits and Reports on Form 8-K...................................................16
SIGNATURES.........................................................................................17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                WEST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      March 31,         December 31,
                                                                                                         2002              2001
                                                                                                      ---------         ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                         $ 155,325          $ 151,520
    Accounts receivable, net of allowance for doubtful accounts of $10,670 and $6,993                   116,796            131,316
    Notes receivable                                                                                      4,327              4,315
    Accounts receivable - financing                                                                      10,154             18,926
    Other                                                                                                29,128             22,695
                                                                                                      ---------          ---------
        Total current assets                                                                            315,730            328,772
PROPERTY AND EQUIPMENT:
    Land and improvements                                                                                 6,729              6,710
    Buildings                                                                                            42,364             42,314
    Telephone and computer equipment                                                                    245,244            220,387
    Office furniture and equipment                                                                       39,472             37,484
    Leasehold improvements                                                                               60,796             59,005
    Construction in process                                                                              12,184             10,172
                                                                                                      ---------          ---------
        Total property and equipment                                                                    406,789            376,072
    Accumulated depreciation and amortization                                                          (194,945)          (173,401)
                                                                                                      ---------          ---------
        Total property and equipment, net                                                               211,844            202,671
GOODWILL, net of accumulated amortization of $8,591 and $8,591                                           61,549             41,942
INTANGIBLES ASSETS, net of accumulated amortization of $2,144 and $1,663                                 27,044             13,377
NOTES RECEIVABLE AND OTHER ASSETS                                                                         4,884              4,673
                                                                                                      ---------          ---------
TOTAL ASSETS                                                                                          $ 621,051          $ 591,435
                                                                                                      =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                                  $  27,489          $  47,426
    Customer deposits and holdbacks                                                                       7,338              8,131
    Accrued wages and benefits                                                                           18,554             11,412
    Accrued phone expense                                                                                 3,226              5,520
    Other current liabilities                                                                             8,902             11,725
    Current maturities of long-term obligations                                                          15,207              9,378
    Income tax payable                                                                                   10,755                -
                                                                                                      ---------          ---------
         Total current liabilities                                                                       91,471             93,592
LONG TERM OBLIGATIONS, less current maturities                                                           23,671             20,893
DEFERRED INCOME TAXES                                                                                     5,702              6,629
OTHER LONG TERM LIABILITIES                                                                               2,214              1,531
MINORITY INTEREST                                                                                           737                631
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
    Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding
    Common stock $0.01 par value, 200,000 shares authorized, 65,756 shares issued and 65,604 outstanding and 65,352 shares issued
     and 65,200 outstanding                                                                                 658                654
    Additional paid-in capital                                                                          198,322            191,821
    Retained earnings                                                                                   302,319            279,727
    Treasury stock at cost (152 shares)                                                                  (4,043)            (4,043)
                                                                                                      ---------          ---------
        Total stockholders' equity                                                                      497,256            468,159
                                                                                                      ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $ 621,051          $ 591,435
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

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                            ---------------------------
                                                                                              2002              2001
                                                                                            ---------         ---------
REVENUE                                                                                     $ 210,548         $ 203,042
COST OF SERVICES                                                                              102,320           103,034
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                   73,365            66,091
                                                                                            ---------         ---------
OPERATING INCOME                                                                               34,863            33,917

OTHER INCOME (EXPENSE):
    Interest income                                                                               961             1,182
    Interest expense - including interest expense - financing of  $389 and $148                  (605)             (644)
    Other, net                                                                                    355               116
                                                                                            ---------         ---------
       Other income                                                                               711               654
                                                                                            ---------         ---------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                                         35,574            34,571

INCOME TAX EXPENSE:
    Current income tax expense                                                                 15,000            13,910
    Deferred income tax (benefit)                                                              (2,124)           (1,249)
                                                                                            ---------         ---------
        Income tax expense                                                                     12,876            12,661
                                                                                            ---------         ---------

INCOME BEFORE MINORITY INTEREST                                                                22,698            21,910

MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY                                      106                73
                                                                                            ---------         ---------

NET INCOME                                                                                  $  22,592         $  21,837
                                                                                            =========         =========

EARNINGS PER COMMON SHARE:
    Basic                                                                                   $    0.35         $    0.34
                                                                                            =========         =========
    Diluted                                                                                 $    0.33         $    0.32
                                                                                            =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic common shares                                                                        65,402            64,580
    Dilutive impact of potential common shares from stock options                               3,215             3,854
                                                                                            ---------         ---------
    Diluted common shares                                                                      68,617            68,434
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

                                WEST CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                      2002             2001
                                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $ 22,592         $ 21,837
     Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation and amortization                                                  14,326           11,991
       Loss on sale of equipment                                                          57               13
       Deferred income tax benefit                                                    (2,124)          (1,249)
       Minority Interest                                                                 106               73
     Changes in operating assets and liabilities before effects from acquisitions:
       Accounts receivable                                                            24,860           12,750
       Other assets                                                                   (6,027)           5,866
       Accounts payable                                                               (2,579)          (1,922)
       Other liabilities and accrued expenses                                         (3,748)          (8,710)
       Customer deposits and holdbacks                                                  (793)          (1,926)
       Income tax payable                                                             12,317           11,413
                                                                                    --------         --------
           Net cash flows from operating activities                                   58,987           50,136
                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition costs, net of cash received                                         (45,644)             -
     Purchases of property and equipment                                              (6,426)         (14,739)
     Proceeds from disposal of property and equipment                                      9               33
     Issuance of notes receivable                                                        -             (1,259)
     Proceeds from payments of notes receivable                                          198              885
                                                                                    --------         --------
          Net cash flows from investing activities                                   (51,863)         (15,080)
                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt assumed with the acquisition of subsidiary                                   3,739              -
     Payments of long-term obligations                                                (3,409)          (5,537)
     Proceeds from stock options exercised including related tax benefits              6,505            4,434
     Net change in accounts receivable financing                                     (10,154)             -
                                                                                    --------         --------
          Net cash flows from financing activities                                    (3,319)          (1,103)
                                                                                    --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                               3,805           33,953
CASH AND CASH EQUIVALENTS, Beginning of period                                       151,520          108,113
                                                                                    --------         --------
CASH AND CASH EQUIVALENTS, End of period                                            $155,325         $142,066
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                       $    541         $    574
                                                                                    ========         ========
     Cash paid during the period for income taxes                                   $    358         $    678
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Acquisition of property through assumption of long-term obligations            $  8,277         $    -
                                                                                    ========         ========
     Application of accounts receivable to accounts payable                         $ 18,926         $ 19,025
                                                                                    ========         ========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF CONSOLIDATION AND PRESENTATION

         West Corporation and its direct and indirect subsidiaries (the "Company") is one of the largest independent providers of outsourced customer relationship management, or CRM, solutions in the United States. The Company is a leading provider of integrated customer contact solutions focused on helping Fortune 1000 companies acquire, retain and grow their customer relationships. The Company's customized solutions include large volume agent based transaction processing, interactive voice response and Web-enabled customer contact solutions. The Company's operational strength and proprietary technology helps its clients gain greater value from each customer interaction and drive improved results.

         Founded in 1986 and headquartered in Omaha, Nebraska, the Company operates a national network of 35 state-of-the-art customer contact centers and eight automated voice and data processing centers throughout North America and in India.

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 2001. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company does not believe that adoption of this standard will have a material effect on its financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. This statement also supersedes certain aspects of Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 requires that expected future operating losses from discontinued operations be reported as discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). This standard was effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material effect on the Company's financial statements.

3.       GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

         In June 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 was effective for the Company beginning on January 1, 2002. The Company has determined that presently goodwill is not impaired and therefore no write-off is necessary. The historical impact of not amortizing goodwill would have resulted in an increase in net income for the three months ended March 31, 2001 by $421,000. The following table presents the effect of not amortizing goodwill on reported net income, basic earnings per share and diluted earnings per share.

                                                 (Amounts in thousands
                                             except for per share amounts)
                                                  Three Months Ended
                                                       March 31,
                                             -----------------------------
                                               2002                 2001
                                             --------             --------
     Reported net income                     $ 22,592             $ 21,837
     Add back: Goodwill amortization
                                                  -                    421
                                             --------             --------
     Adjusted net income                     $ 22,592             $ 22,258
                                             ========             ========

     Basic earnings per share:
     Reported net income                     $   0.35             $   0.34
     Goodwill amortization                        -                    -
                                             --------             --------
     Adjusted net income                     $   0.35             $   0.34
                                             ========             ========

     Diluted earnings per share:
     Reported net income                     $   0.33             $   0.32
     Goodwill amortization                        -                    -
                                             --------             --------
     Adjusted net income                     $   0.33             $   0.32
                                             ========             ========

     The Company also has a patent which is classified as a finite lived intangible asset. The patent was valued at $14.7 million when it was acquired on May 4, 2000. The patent is being amortized over the life of the patent, 17 years, using the straight-line method.

4. ACQUISITIONS

     During the three months ended March 31, 2002, the Company acquired the following two entities for a cost of $42.8 million, which was paid entirely in cash.

..    Tel Mark Sales, Inc., based in Appleton, Wisconsin, is a provider of outsourced business to business customer care and telemarketing services. The stock of Tel Mark Sales, Inc. was acquired on January 1, 2002.

..    Dakotah Direct II, LLC, based in Spokane, Washington, is a customer relationship services company that focuses on providing marketing and customer solutions through inbound, outbound and Internet services. The equity interests of Dakotah Direct II, LLC, were acquired on March 1, 2002.

     There is a provision for a three-year contingent earn-out with a maximum earn-out of $5.0 million per year relating to one of the acquisitions. The earn-out is based on the acquired entity achieving certain revenue growth objectives. Goodwill recognized in those transactions amounted to $19.6 million, and that amount is expected to be fully deductible for tax purposes. Other intangible assets in those transactions amounted to $14.1 million. These intangible assets, including customer lists, a favorable lease, non-competition agreements, trade names and software, are being amortized over one to twenty years depending on the estimated remaining useful lives of the various intangible assets. The estimated 2002 amortization expense for these finite lived intangible assets is $1.7 million. The amounts recorded as goodwill and intangible assets are based on preliminary estimates prepared by a third-party appraisal company; thus the allocation between goodwill and intangible assets

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

is subject to refinement. The purchase price allocation is expected to be finalized in the fiscal year ending December 31, 2002 upon completion of such third party appraisals.

     The Company's unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001, assuming the acquisitions referred to above occurred as of the beginning of the periods presented (in thousands, except per share data) are as follows:


                                        2002             2001
Revenue                               $218,372         $217,524

Net Income                            $ 22,992         $ 22,184

Earnings per common share- basic      $   0.35         $   0.34
Earnings per common share- diluted    $   0.34         $   0.32

     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies. The Company believes synergies and cost savings will result from the acquisitions and would affect the pro forma results noted above.

5.   LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

     A promissory note for $3.7 million was assumed in the Dakotah Direct II, LLC acquisition. The note bears interest at 2.75% per annum. Interest shall be payable quarterly on the first day of June 2002, September 2002 and December 2002, and the entire principal balance plus accrued interest shall be due and payable on March 1, 2003. The obligation is secured by an irrevocable standby letter of credit for an amount not to exceed $5.0 million issued by the Company on March 1, 2002. The letter of credit expires on April 1, 2003. There were no drafts presented under the letter of credit at March 31, 2002.

     Capital lease obligations, primarily for telephone equipment, of $1.1 million were also assumed in the Dakotah Direct II, LLC acquisition. Interest rates on these leases range from 8.126% to 15.965%. These leases expire at varying dates through July 1, 2003.

     On March 8, 2002, the Company refinanced a mortgage note payable of $10.7 million, which had an interest rate of 7.63% and was due February 1, 2003. The new mortgage note calls for monthly principal payments of $55,192 plus interest with the unpaid balance due January 1, 2007. The interest rate is variable at 50 basis points per annum less than the prime rate with a minimum rate of 5.0% per annum and a maximum rate of 8.0% per annum.

6.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 2001, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order. On November 7, 2001, the San Antonio Court of Appeals found that the trial court abused its discretion in certifying the class and reversed and remanded the matter back to the trial court for any further proceedings consistent with the San Antonio Court of Appeals decision. On November 20, 2001, the plaintiffs filed a Motion for Rehearing and a Motion for Rehearing en banc. On January 28, 2002, the San Antonio Court of Appeals denied the motions for rehearing. The plaintiffs did not appeal to the Texas Supreme Court within the time permitted for an appeal. Although the certification has been reversed and is no longer appealable, the individual claims are still pending. The individual claims are not expected to have a material adverse affect on the Company's financial position or results of operations.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company's clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio's consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company's clients. On February 6, 2002 the court denied the plaintiffs' motion for class certification. On March 7, 2002, the plaintiffs' filed an interlocutory appeal to the 8th District Court of Appeals for the state of Ohio.

     Patricia Sanford v. Memberworks Incorporated, et al., pending in the United States District Court, Southern District of California, Case No. 02CV0601H was filed on March 28, 2002. West Corporation and West Telemarketing Corporation, are named as defendants in the plaintiff's class action complaint. The other defendants include Memberworks Incorporated, MWI Essentials, MWI Leisure Advantage, MWI Home & Garden, MWI Connections and MWI Valuemax. The complaint alleges that class members were sold club memberships by misleading means or billed for club memberships they did not purchase as a part of an upsell offer after ordering another product. The plaintiff's factual allegations are substantially similar to the claims in the Ritt v. Billy Blanks Enterprise, et al matter. However, the claims are not limited to calls taken on behalf of NCP Marketing and NCP Marketing is not a named defendant in this action. The plaintiff asserts four separate claims. The plaintiff claims the defendants mailed unordered merchandise to the plaintiff and the similarly situated class members in violation of 39 USC ss. 3009. The plaintiff also seeks declaratory relief granting the plaintiff the right to keep any unordered merchandise as a gift. The plaintiff has also asserted claims for conversion, unjust enrichment and fraud. The purported class is composed of all persons in the United States who, after calling a telephone number to inquire about or purchase another product (1) were sent a membership kit in the mail (2) charged for a Memberworks membership program; and (3) were customers of a joint venture between Memberworks and the Company or were wholesale customers of the Company. The Company was served on April 5, 2002. The Company will file a motion to dismiss the case for lack of jurisdiction.

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

CRITICAL ACCOUNTING POLICIES

     The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes the following represent the critical accounting policies of the Company as contemplated by FRR 60.

     Revenue Recognition - Operator Teleservices, Direct Teleservices and Interactive Teleservices are the Company's three operating divisions. West Direct, Inc., is a majority owned performance based marketing and technology subsidiary of the Company. Operator Teleservices revenue is recognized at the time calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. Interactive Teleservices revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Direct Teleservices revenue is generally recognized on an hourly and success based rate basis at the time the agents place calls to consumers on behalf of clients. The customer is obligated to pay for these services when these activities have been performed. Both Operator Teleservices and Direct Teleservices also generate revenue by providing assistance to their clients in the design and programming of customized applications which are generally recognized on an hourly basis at the time the services are provided. West Direct, Inc. revenues are recognized during the period services are provided. The Company defers revenues during the period in which customer refund obligations exist.

     Cost of Services - Cost of services includes labor, telephone and other expense directly related to service activities. These costs are expensed when the service is provided.

     Selling, General and Administrative ("SG&A") Expenses - SG&A expenses consist of all expenses that support the ongoing operation of the Company. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of intangibles, allowance for doubtful accounts, sales and marketing activities, client support services and corporate management costs. These costs require estimates to be made by management who periodically re-evaluate these estimates which include estimated useful lives of fixed assets, impairment of goodwill and ultimate collection of monies owed by clients. These estimates are reviewed on a continuous basis and adjusted based upon the most current information available and the judgment of management.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 and 2001

     Revenue: For the three months ended March 31, 2002, revenue increased $7.5 million, or 3.7%, to $210.5 million up from $203.0 million for the three months ended March 31, 2001. The increase in revenue included $34.2 million derived from new clients. The overall revenue increase is attributable to higher call volumes from customer-initiated transactions and the acquisitions of Tel Mark Sales, Inc. and Dakotah Direct II, LLC. During the three months ended March 31, 2002, 80% of the Company's total revenue was generated by 45 clients. This compares to 51 clients during the comparable period in 2001. During the three months ended March 31, 2002, AT&T Corp. remained the Company's largest client and accounted for 22% of total revenue, down from 26% during the comparable period in 2001.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to services activities. Costs of services decreased $0.7 million, or 0.7%, in the first quarter of 2002 to $102.3 million, down from $103.0 million for the comparable period of 2001. As a percentage of revenue, cost of services decreased to 48.6% for the first quarter of 2002 compared to 50.7% for the comparable period of 2001. The reduction in cost of services was due to the continued control of variable labor costs and telecommunications costs by the Company, as well as a greater percentage of Interactive Teleservices and Operator Teleservices call volumes which traditionally have a lower direct cost as a percent of revenue.

     Selling, general and administrative expenses: SG&A expenses increased by $7.3 million, or 11.0%, to $73.4 million for the first quarter of 2002 up from $66.1 million for the comparable period of 2001. As a percentage of revenue, SG&A expenses increased to 34.8% for the first quarter of 2002 compared to 32.6% for the comparable period of 2001. The increase can be attributed primarily to increased depreciation, amortization of finite life intangible assets acquired in two acquisitions during the period and nonrecurring integration costs associated with these two acquisitions.

     Operating income: Operating income increased by $0.9 million, or 2.8%, to $34.9 million in the first quarter of 2002, up from $33.9 million in the first quarter of 2001. As a percentage of revenue, net operating income decreased to 16.6% for the first quarter of 2002 compared to 16.7% for the corresponding period of 2001 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Other income: Other income includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities, a mortgage note and capital leases. Other income for the first quarter of 2002 totaled $711,000 compared to $654,000 for the first quarter of 2001.

     Net income: Net income increased by $0.8 million, or 3.5%, for the first quarter of 2002, to $22.6 million from net income of $21.8 million for the first quarter of 2001. Net income includes a provision for income tax expense at an effective rate of approximately 36.2% for the three months ended March 31, 2002 and approximately 36.6% for the comparable period of 2001. This decline in the effective tax rate is due to the discontinuation of amortization of goodwill. This amortization was not tax deductible. Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning on January 1, 2002, the Company ceased the periodic amortization of goodwill.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at March 31, 2002. The Company's credit facility contains certain financial covenants and restrictions, which were met at March 31, 2002. The credit facility expires on June 29, 2002. The Company expects to renew the unsecured revolving credit facility when it expires and believes it could increase the amount of the facility if needed.

     On March 1, 2002, a promissory note for $3.7 million was assumed in the Dakotah Direct II, LLC acquisition. The note bears interest at 2.75% per annum. Interest shall be payable quarterly on the first day of June 2002, September 2002 and December 2002, and the entire principal balance plus accrued interest shall be due and payable on March 1, 2003. The obligation is secured by an irrevocable standby letter of credit for an amount not to exceed $5.0 million issued by the Company on March 1, 2002. The letter of credit expires on April 1, 2003. There were no drafts presented under the letter of credit at March 31, 2002. Capital lease obligations, primarily for telephone equipment, of $1.1 million were also assumed in the Dakotah Direct II, LLC acquisition. Interest rates on these leases range from 8.126% to 15.965%. These leases expire at varying dates through July 1, 2003.

     On March 8, 2002, the Company refinanced a mortgage note of $10.7 million, which had an interest rate of 7.63% and was due February 1, 2003. The new mortgage note calls for monthly principal payments of $55,192 plus interest with the unpaid balance due January 1, 2007. The interest rate is variable at 50 basis points per annum less than the prime rate with a minimum rate of 5.0% per annum and a maximum rate of 8.0% per annum.

     Net cash flow from operating activities increased $8.9 million, or 17.7%, to $59.0 million for the three months ended March 31, 2002, compared to net cash flows from operating activities of $50.1 million for the three months ended March 31, 2001. The increase was due primarily to an increase in net income, an increase in depreciation and amortization, and an increase in other liabilities and accrued expenses. This increase was partially offset by a decrease in other assets.

     Net cash flow used in investing activities was $51.9 million for the three months ended March 31, 2002, compared to $15.1 million for the comparable period of 2001. The increase in cash flow used in investing activities was primarily due to two acquisitions completed by the Company during the period requiring approximately $45.6 million of cash flow in aggregate, including a cash purchase price of approximately $42.8 million and the assumption of approximately $4.6 million of net liabilities, less approximately $1.7 million in cash retained by the acquired companies. The increase was partially reduced by a reduction in the purchase of property and equipment. The Company invested $14.7 million in contact center expansion and upgrades to support the growth of the Company's business in the three months ended March 31, 2002, comparable to the $14.7 million invested during the same period in 2001. However, the 2002 purchases were financed by $8.3 million of capital lease obligations and the remaining $6.4 million were funded through cash flow from operations. In the comparable period for 2001, all of the property and equipment purchases were financed through cash flow from operations.

     Net cash flow used in financing activities was $3.3 million for the three months ended March 31, 2002, compared to $1.1 million for the comparable period of 2001. During the three months ended March 31, 2002 and 2001, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations. These payments were $3.4 million during the three months ended March 31, 2002 compared to $5.5 million for the comparable period of 2001. Proceeds from stock options exercised including related tax benefits were $6.5 million during the three months ended March 31, 2002 compared to $4.4 million for the comparable period of 2001. Debt obligations in the amount of $3.7 million were assumed in one of the acquisitions described above. During the three months ended March 31, 2002, the net change in the accounts receivable financing program increased $10.2 million. There was no change in this program in the comparable period of 2001.

     During the first quarter of 2001, the Company executed synthetic lease agreements, a special purpose trust owns both buildings and leases it to the Company, for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska that is currently under construction and scheduled for completion later in 2002. The leases have five-year terms with three renewal options of five years each. The lease payments are based on a variable interest rate of 87.5 basis points over a selected LIBOR, which was 2.74%, at March 31, 2002. The estimated aggregate lease expense on these leases for 2002 is estimated to be $0.7 million. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $34.0 million for the Omaha building.

Capital Expenditures

     The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures, including capital lease obligations, were $14.7 million for the three months ended March 31, 2002. Capital expenditures for the three months ended March 31, 2002 consisted primarily of equipment purchases and upgrades. The Company projects its capital expenditures for the remainder of 2002 to be approximately $40.0 million to $50.0 million, primarily for capacity expansion and upgrades at existing facilities.

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

Effects of Inflation

     The Company does not believe that inflation has had a material effect on its financial position or results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Other Events

     During the three months ended March 31, 2002, the Company acquired two entities for a cost of $42.8 million, which was paid entirely in cash.

.. Tel Mark Sales, Inc., based in Appleton, Wisconsin, is a provider of outsourced business to business customer care and telemarketing services. The stock of Tel Mark Sales, Inc. was acquired on January 1, 2002.

.. Dakotah Direct II, LLC, based in Spokane, Washington, is a customer relationship services company that focuses on providing marketing and customer solutions through inbound, outbound and Internet services. The equity interests of Dakotah Direct II, LLC, were acquired on March 1, 2002.

     Goodwill recognized in those transactions amounted to $19.6 million, and that amount is expected to be fully deductible for tax purposes. Other intangible assets in those transactions amounted to $14.1 million. These intangible assets, including customer lists, a favorable lease, non-competition agreements, trade names and software, will be amortized over one to twenty years depending on the estimated remaining useful lives of the various intangible assets. The amount recorded as goodwill and intangible assets was based on preliminary estimates prepared by a third-party appraisal company; thus the allocation between goodwill and intangible assets is subject to refinement. The purchase price allocation is expected to be finalized in the fiscal year ending December 31, 2002 upon completion of such third party appraisals.

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

     The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. As of March 31, 2002, the Company had $39.4 million of long-term obligations and $25.0 million of credit facilities with variable interest rates. There were no borrowings outstanding under these credit facilities at March 31, 2002. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations, or cash flows given the Company's currently existing obligations under such long-term obligations and credit facilities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below and in its Form 10-K for the year ended December 31, 2001, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Richard Carney, et al. v. West TeleServices, Inc., et al. was filed on October 31, 1997 in the 131st Judicial District Court of Bexar County, Texas. Plaintiffs seek certification of a class consisting of all hourly employees of the Company, West Telemarketing Corporation, West Telemarketing Corporation Outbound, and West Telemarketing Insurance Agency, Inc. Plaintiffs allege that they were not paid for all compensable work performed by them during their employment. Plaintiffs seek recovery under the theories of quantum meruit, common law fraud, common law debt, conversion and civil theft. A partial summary judgment was granted to the defendants on March 8, 2000 on breach of express contract and civil theft and on all claims against the individual defendants. On May 12, 2000, the court certified a class of plaintiffs and other similarly situated hourly employees of the Company and several of its subsidiaries that allege they had not been paid for all compensable work performed during their employment. On July 7, 2000, defendants filed a brief for an interlocutory appeal of the certification order. On November 1, 2000, the San Antonio Court of Appeals reversed and remanded the certification order back to the district court for further proceedings. The plaintiffs also amended their petition to allege quantum meruit as a theory of recovery. On November 21, 2000, the district court entered an order modifying its May 12, 2000 order granting class certification. The Company filed a notice of appeal of the amended order. On November 7, 2001, the San Antonio Court of Appeals found that the trial court abused its discretion in certifying the class and reversed and remanded the matter back to the trial court for any further proceedings consistent with the San Antonio Court of Appeals decision. On November 20, 2001, the plaintiffs filed a Motion for Rehearing and a Motion for Rehearing en banc. On January 28, 2002, the San Antonio Court of Appeals denied the motions for rehearing. The plaintiffs did not appeal to the Texas Supreme Court within the time permitted for an appeal. Although the certification has been reversed and is no longer appealable, the individual claims are still pending. The individual claims are not expected to have a material adverse affect on the Company's financial position or results of operations.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company's clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio's consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company's clients. On February 6, 2002 the court denied the plaintiffs' motion for class certification. On March 7, 2002, the plaintiffs' filed an interlocutory appeal to the 8th District Court of Appeals for the state of Ohio.

     Patricia Sanford v. Memberworks Incorporated, et al., pending in the United States District Court, Southern District of California, Case No. 02CV0601H was filed on March 28, 2002. West Corporation and West Telemarketing Corporation, are named as defendants in the plaintiff's class action complaint. The other defendants include Memberworks Incorporated, MWI Essentials, MWI Leisure Advantage, MWI Home & Garden, MWI Connections and MWI Valuemax. The complaint alleges that class members were sold club memberships by misleading means or billed for club memberships they did not purchase as a part of an upsell offer after ordering another product. The plaintiff's factual allegations are substantially similar to the claims in the Ritt v. Billy Blanks Enterprise, et al matter. However, the claims are not limited to calls taken on behalf of NCP Marketing and NCP Marketing is not a named defendant in this action. The plaintiff asserts four separate claims. The plaintiff claims the defendants mailed unordered merchandise to the plaintiff and the similarly situated class members in violation of 39 USC ss. 3009. The plaintiff also seeks declaratory relief granting the plaintiff the right to keep any unordered merchandise as a gift. The plaintiff has also asserted claims for conversion, unjust enrichment and fraud. The purported class is composed of all persons in the United States who, after calling a telephone number to inquire about or purchase another product (1) were sent a membership kit in the mail and
(2) charged for a Memberworks membership program; and(3) were customers of a joint venture between Memberworks and the Company or were wholesale customers of the Company. The Company was served on April 5, 2002. The Company will file a motion to dismiss the case for lack of jurisdiction.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None.


     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2002.

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


Date: May 3, 2002