Form 10-Q
period 2002-06-30
WEST CORP
filed 2002-08-07
CIK 1024657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                        Commission File Number 000-21771

                                West Corporation
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    47-0777362
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


11808 Miracle Hills Drive, Omaha, Nebraska                    68154
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (402) 963-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                       ---    ---

At July 26, 2002, 65,713,333 shares of Common Stock, par value $.01 per share, of the registrant ("Common Stock") were outstanding.

                                      INDEX

                                                                        Page No.

Independent Accountants' Report.........................................       3

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

              Consolidated Balance Sheets - June 30, 2002 and
                December 31, 2001.......................................       4

              Consolidated Statements of Operations - Three and
                Six Months Ended June 30, 2002 and 2001.................       5

              Consolidated Statements of Cash Flows - Six Months Ended
                June 30, 2002 and 2001..................................       6

              Notes to Consolidated Financial Statements................       7

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............      11

          Item 3.   Quantitative and Qualitative Disclosure About
                      Market Risk.......................................      16

PART II. OTHER INFORMATION

          Item 1.   Legal Proceedings...................................      17

          Item 4.   Submission of Matters to a Vote of
                      Security Holders..................................      17

          Item 6.   Exhibits and Reports on Form 8-K....................      18

SIGNATURES..............................................................      19

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 17, 2002

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                WEST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)


                                                                                       June 30, December 31,
                                                                                         2002         2001
                                                                                      ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 139,301    $ 151,520
  Accounts receivable, net of allowance for doubtful accounts of
    $14,615 and $6,993                                                                  118,045      131,316
  Notes receivable                                                                        5,019        4,315
  Accounts receivable - financing                                                        13,657       18,926
  Other                                                                                  36,962       22,695
                                                                                      ---------    ---------
     Total current assets                                                               312,984      328,772
PROPERTY AND EQUIPMENT:
  Land and improvements                                                                   6,728        6,710
  Buildings                                                                              43,184       42,314
  Telephone and computer equipment                                                      263,313      220,387
  Office furniture and equipment                                                         40,142       37,484
  Leasehold improvements                                                                 61,685       59,005
  construction in process                                                                 9,875       10,172
                                                                                      ---------    ---------
     Total property and equipment                                                       424,927      376,072
  Accumulated depreciation and amortization                                            (208,160)    (173,401)
                                                                                      ---------    ---------
     Total property and equipment, net                                                  216,767      202,671
GOODWILL, net of accumulated amortization of $8,591                                      68,069       41,942
INTANGIBLE ASSETS, net of accumulated amortization of $2,566 and $1,481                  20,801       13,377
NOTES RECEIVABLE AND OTHER ASSETS                                                         5,004        4,673
                                                                                      ---------    ---------
TOTAL ASSETS                                                                          $ 623,625    $ 591,435
                                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                     $  24,517    $  47,426
 Customer deposits and holdbacks                                                          4,478        8,131
 Accrued wages and benefits                                                              11,827       11,412
 Accrued phone expense                                                                    2,772        5,520
 Other current liabilities                                                               11,028       11,725
 Current maturities of long-term obligations                                             17,258        9,378
                                                                                      ---------    ---------
      Total current liabilities                                                          71,880       93,592
LONG TERM OBLIGATIONS, less current maturities                                           23,928       20,893
DEFERRED INCOME TAXES                                                                     5,091        6,629
OTHER LONG TERM OBLIGATIONS                                                               2,553        1,531
MINORITY INTEREST                                                                           656          631
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY
  Preferred stock $0.01 par value, 10,000 shares authorized, no shares
  issued and outstanding                                                                      -            -
  Common stock $0.01 par value, 200,000 shares authorized, 65,865 shares
  issued, 65,713 outstanding and 65,352 shares issued and 65,200 outstanding                659          654
  Additional paid-in capital                                                            200,297      191,821
  Retained earnings                                                                     322,604      279,727
  Treasury stock at cost (152 shares)                                                    (4,043)      (4,043)
                                                                                      ---------    ---------
      Total stockholders' equity                                                        519,517      468,159
                                                                                      ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 623,625    $ 591,435
                                                                                      =========    =========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   Three Months Ended    Six Months Ended
                                                                        June 30,             June 30,
                                                                   ------------------    ------------------
                                                                     2002      2001        2002      2001
                                                                   ------------------    ------------------
REVENUE                                                            $195,076  $193,006    $405,624  $396,048
COST OF SERVICES                                                     92,787    98,431     195,106   201,465
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         71,166    64,171     144,532   130,262
                                                                   --------  --------    --------  --------
OPERATING INCOME                                                     31,123    30,404      65,986    64,321

OTHER INCOME (EXPENSE):
  Interest income                                                       691     1,491       1,670     2,673
  Interest expense - including interest expense -
    financing of $0, $34, $0 and $182                                  (674)     (949)     (1,296)   (1,593)
  Other,  net                                                           414       452         768       568
                                                                   --------  --------    --------  --------
    Other income (expense)                                              431       994       1,142     1,648
                                                                   --------  --------    --------  --------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST               31,554    31,398      67,128    65,969

INCOME TAX EXPENSE:
  Current income tax expense                                         13,004    12,325      28,004    26,235
  Deferred income tax expense (benefit)                              (1,784)     (621)     (3,908)   (1,870)
                                                                   --------  --------    --------  --------
    Total income tax expense                                         11,220    11,704      24,096    24,365
                                                                   --------  --------    --------  --------

INCOME BEFORE  MINORITY INTEREST                                     20,334    19,694      43,032    41,604

MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY             49       209         155       282
                                                                   --------  --------    --------  --------
NET INCOME                                                         $ 20,285  $ 19,485    $ 42,877  $ 41,322
                                                                   ========  ========    ========  ========

EARNINGS PER COMMON SHARE:
  Basic                                                            $   0.31  $   0.30    $   0.65  $   0.64
                                                                   ========  ========    ========  ========
  Diluted                                                          $   0.30  $   0.28    $   0.63  $   0.60
                                                                   ========  ========    ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic common shares                                                65,659    64,804      65,506    64,692
  Dilutive impact of potential common shares from stock options       2,832     3,681       3,024     3,765
                                                                   --------  --------    --------  --------
  Diluted common shares                                              68,491    68,485      68,530    68,457
                                                                   ========  ========    ========  ========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                                     --------------------------
                                                                        2002           2001
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   42,877     $   41,322
  Adjustments to reconcile net income to net cash flows
  from operating activities:
    Depreciation and amortization                                        29,130         24,499
    (Gain) Loss on sale of equipment                                        101            (23)
    Deferred income tax (benefit)                                        (3,908)        (1,870)
    Minority interest                                                       155            282
  Changes in operating assets and liabilities before
  effects from acquisitions:
   Accounts receivable                                                   21,944         29,261
   Other assets                                                         (11,472)           534
   Accounts payable                                                      (5,551)        (5,605)
   Other liabilities and accrued expenses                                (8,463)       (17,324)
   Customer deposits and holdbacks                                       (3,653)        (3,911)
   Income tax payable                                                       -            1,353
                                                                     ----------     ----------
       Net cash flows from operating activities                          61,160         68,518
                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition costs, net of cash received                              (41,905)           -
   Purchases of property and equipment                                  (20,772)       (27,945)
   Proceeds from disposal of property and equipment                          14             49
   Proceeds from payments of notes receivable                               396          3,562
                                                                     ----------     ----------
      Net cash flows from investing activities                          (62,267)       (24,334)
                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term obligations                                      (5,936)       (10,509)
  Proceeds from stock option exercises including
  related tax benefits                                                    8,481          5,313
  Net change in accounts receivable financing and accounts
  payable financing                                                     (13,657)           107
                                                                     ----------     ----------
      Net cash flows from financing activities                          (11,112)        (5,089)
                                                                     ----------     ----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (12,219)        39,095
CASH AND CASH EQUIVALENTS, Beginning of period                          151,520        108,113
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, End of period                             $  139,301     $  147,208
                                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                            $    1,325     $    1,286
                                                                     ==========     ==========
 Cash paid during the period for income taxes                        $   24,503     $   22,896
                                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
 Acquistion of property with debt obligation financing               $   13,114     $      -
                                                                     ----------     ----------
 Application of accounts receivable to accounts payable              $   18,926     $   19,025
                                                                     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
 Treasury stock acquired in exchange for stock options exercised     $     -        $    1,382
                                                                     ==========     ==========
 Debt assumed with the acquisition of subsidiary                     $    3,739     $      -
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

2.   GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

     In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 was effective for the Company beginning on January 1, 2002. The Company has determined that presently goodwill is not impaired and therefore no write-off is necessary. The historical impact of not amortizing goodwill would have resulted in an increase in net income for the six months ended June 30, 2001 by $842,000. The following table presents the effect of not amortizing goodwill on reported net income, basic earnings per share and diluted earnings per share.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                             (Amounts in thousands
                                                                           except for per share amounts)
                                                            Three Months Ended                         Six Months Ended
                                                                 June 30,                                  June 30,
                                                 --------------------------------------      ---------------------------------------
                                                        2002                 2001                   2002                 2001
                                                 -----------------    -----------------      -----------------     -----------------
Reported net income                               $         20,285     $         19,485       $         42,877      $         41,322
Add back: Goodwill amorization                                 -                    421                    -                     842
                                                 -----------------    -----------------      -----------------     -----------------
Adjusted net income                               $         20,285     $         19,906       $         42,877      $         42,164
                                                 =================    =================      =================     =================

Basic earnings per share:
Reported net income                               $           0.31     $           0.30       $           0.65      $           0.64
Goodwill amortization                                         -                    -                      -                     0.01
                                                 -----------------    -----------------      -----------------     -----------------
Adjusted net income                               $           0.31     $           0.30       $           0.65      $           0.65
                                                 =================    =================      =================     =================

Diluted earnings per share:
Reported net income                               $           0.30     $           0.28       $           0.63      $           0.60
Goodwill amortization                                         -                    -                      -                     0.01
                                                 -----------------    -----------------      -----------------     -----------------
Adjusted net income                               $           0.30     $           0.28       $           0.63                  0.61
                                                 =================    =================      =================     =================


     The Company also has a patent, which is classified as a finite life intangible asset. This patent was valued at $14.7 million when it was acquired on May 4, 2000. The patent is being amortized over the life of the patent, 17 years, using a straight-line method. Goodwill and other intangible assets acquired in 2002 through acquisitions are discussed in note 3 below.

3.   ACQUISITIONS

     During the six months ended June 30, 2002, the Company acquired the following two entities for a cost of $41.9 million, net of cash received, plus an additional $4.6 million in assumed liabilities.

..    Tel Mark Sales, Inc., based in Appleton, Wisconsin, is a provider of outsourced business to business customer care and telemarketing services. The stock of Tel Mark Sales, Inc. was acquired on January 1, 2002.

..    Dakotah Direct II, LLC, based in Spokane, Washington, is a customer relationship services company that focuses on providing marketing and customer solutions through inbound, outbound and Internet services. The membership interests of Dakotah Direct II, LLC, were acquired on March 1, 2002.

     There is a provision for a three-year contingent earn-out with a maximum earn-out of $5.0 million per year relating to one of the acquisitions. The earn-out is based on the acquired entity achieving certain revenue growth objectives. Goodwill recognized in those transactions amounted to $26.1 million. Other intangible assets in those transactions amounted to $8.5 million. These intangible assets, including customer lists, a favorable lease, non-competition agreements, trade names and software, are being amortized over one to twenty years depending on the estimated remaining useful lives of the various intangible assets. The estimated 2002 amortization expense for these finite lived intangible assets is $1.4 million. The $19.6 million recorded as goodwill and the $14.1 million recorded for intangible assets at March 31, 2002 were based on preliminary estimates prepared by a third-party appraisal company. Those estimates were finalized during the three months ended June 30, 2002.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company's unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001, assuming the acquisitions referred to above occurred as of the beginning of the periods presented (in thousands, except per share data) are as follows:

                                               2002              2001
Revenue                                      $413,448          $426,212

Net Income                                   $ 43,404          $ 42,442

Earnings per common share- basic             $  0.66           $  0.66
Earnings per common share- diluted           $  0.63           $  0.62

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

4.   SUBSEQUENT EVENTS

     On July 23, 2002, the Company entered into an agreement to purchase all of the membership interests of Attention LLC ("Attention"), a privately-held limited liability company based in Atlanta, Georgia. Attention provides accounts receivable management, outsourcing and other services, including debt collection to clients in various industries. The purchase price to be paid by the Company at the closing of the transaction consists of $35.7 million in cash and $4.3 million in assumed debt. Additional consideration, payable over the four year period between 2004 and 2008, will range from a minimum of $21.5 to a maximum of $50.0 million, based on Attention's satisfaction of certain earnings objectives during such period. The closing of the transaction is subject to customary closing conditions, including expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The closing of this transaction occurred on August 1, 2002.

5.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below, in its Form 10-K for the year ended December 31, 2001 and in its quarterly report on Form 10-Q for the first quarter of 2002, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     Patricia Sanford v. Memberworks Incorporated, et al., pending in the United States District Court, Southern District of California, Case No. 02CV0601H was filed on March 28, 2002. West Corporation and West Telemarketing Corporation, are named as defendants in the plaintiff's class action complaint. The other defendants include Memberworks Incorporated, MWI Essentials, MWI Leisure Advantage, MWI Home & Garden, MWI Connections and MWI Valuemax. The complaint alleges that class members were sold club memberships by misleading means or billed for club memberships they did not purchase as a part of an upsell offer after ordering another product. The plaintiff asserts four separate claims. The plaintiff claims the defendants mailed unordered merchandise to the plaintiff and the similarly situated class members in violation of 39 USC ss. 3009. The plaintiff also seeks declaratory relief granting the plaintiff the right to keep any unordered merchandise as a gift. The plaintiff has also asserted claims for conversion, unjust enrichment and fraud. The purported class is composed of

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

all persons in the United States who, after calling a telephone number to inquire about or purchase another product, (1) were sent a membership kit in the mail;(2) were charged for a Memberworks membership program; and (3) were customers of a joint venture between Memberworks and the Company or were wholesale customers of the Company. The Company filed a motion to dismiss for lack of personal jurisdiction, which was denied. The Company joined with Memberworks on a motion to dismiss on various other grounds. On July 12, 2002 the Company's motion to dismiss was granted.

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

     In addition, terrorist attacks in the United States, as well as future events occurring in response thereto or in connection therewith, including, without limitation, future terrorist attacks against the United States, rumors or threats of such attacks or war, armed hostilities or international conflicts directly or indirectly involving the United States or its allies or military or trade disruptions may impact the Company's operations. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in prolonging the economic recession in the United States or abroad. Any of these occurrences could have a significant impact on the Company's operating results, revenues and costs and may result in the volatility of the market price for the Company's common stock and on the future price of the Company's common stock.

CRITICAL ACCOUNTING POLICIES

     In December, 2001, the Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes the following represent the critical accounting policies of the Company as contemplated by FRR 60.

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

     Goodwill & Other Intangible Assets - As a result of the two acquisitions made during 2002, the Company's recorded goodwill has increased significantly by $26.1 million and the recorded value of other intangible assets has increased significantly by $8.5 million as of June 30, 2002. Two matters arise with respect to these assets that require significant management estimates and judgment: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment. In connection with these acquisitions, a third-party valuation was completed to determine the purchase price allocation between goodwill and other intangible assets. Upon completion of this process, approximately 25% was assigned to various identified finite lived intangible assets and the remainder to goodwill. The purchase price allocation process requires estimates and judgment as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, Financial Accounting Standard 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Because of the significance of the goodwill and identified intangible assets to the Company's consolidated balance sheet, the annual impairment analysis will be critical. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on the Company's financial condition and results of operations.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2002 and 2001

     Revenue: For the second quarter of 2002, revenue increased $2.1 million, or 1.1%, to $195.1 million up from $193.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, revenue increased $9.6 million, or 2.4%, to $405.6 million up from $396.0 million for the six months ended June 30, 2001. The increase in revenue for the three months ended June 30, 2002, included $13.7 million derived from new clients and $15.9 million derived from the acquisitions of Tel Mark Sales, Inc. and Dakotah Direct II, LLC. The increase in revenue for the six months ended June 30, 2002, included $44.7 million derived from new clients and $25.3 million derived from such acquisitions. The overall revenue increase is attributable to the acquisitions of Tel Mark Sales, Inc. and Dakotah Direct II, LLC. Lower call volumes, in 2002 relative to 2001 for Company-initiated transactions and direct response volumes as well as a significant reduction in 900 service call volumes partially offset the growth noted above in the three and six months ended June 30, 2002.

     For the three months ended June 30, 2002, 80% of the Company's total revenue was generated by 30 clients. This compares to 87 clients during the comparable period in 2001. For the six months ended June 30, 2002, 80% of the Company's total revenue was generated by 56 clients. This compares to 70 clients during the comparable period in 2001. During the three months ended June 30, 2002, AT&T remained the Company's largest client and accounted for 26% of total revenue, an increase from 22% during the comparable period in 2001. For the six months ended June 30, 2002, AT&T accounted for 24% of total revenue, the same percentage as during the comparable period in 2001.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to teleservices activities. Costs of services decreased $5.6 million, or 5.7%, in the second quarter of 2002 to $92.8 million, down from $98.4 million for the comparable period of 2001. Cost of services decreased $6.4 million, or 3.2%, to $195.1 million for the six months ended June 30, 2002, down from $201.5 million for the comparable period of 2001. As a percentage of revenue, cost of services decreased to 47.6% for the second quarter of 2002 and to 48.1% for the six months ended June 30, 2002, compared to 51.0% and 50.9%, respectively, for the comparable periods in 2001. The decrease in cost of services as a percentage of revenue for the three months and six months ended June 30, 2002 can be attributed primarily to lower telecommunication costs due to lower service rates negotiated with the Company's telecommunications vendor, continued control of variable labor costs, a greater percentage of Interactive Teleservices and Operator Teleservices call volumes which traditionally have a lower direct cost as a percent of revenue and the significant reduction in 900 service call volumes which have relatively higher direct costs as a percentage of revenue.

     Selling, general and administrative expenses: SG&A expenses increased by $7.0 million, or 10.9%, to $71.2 million for the second quarter of 2002 up from $64.2 million for the comparable period of 2001. For the six months ended June 30, 2002, SG&A expenses increased by $14.3 million, or 11.0%, to $144.5 million, up from $130.3 million for the comparable period of 2001. As a percentage of revenue, SG&A expenses increased to 36.5% for the second quarter of 2002 and 35.6% for the six months ended June 30, 2002 compared to 33.2% and 32.9%, respectively, for the comparable periods of 2001. The percentage increase can be attributed primarily to an increase in the allowance for doubtful accounts, an increase in depreciation, amortization of finite life intangible assets acquired in two acquisitions during the period and costs associated with the operation of these two companies. The increase in the allowance for doubtful accounts is based on management's judgment as to the potential effect of the continued weak economy on the ultimate collection of monies owed by clients. The increase in depreciation is due to the overall increase in property and equipment.

     Operating income: Operating income increased by $0.7 million, or 2.4%, to $31.1 million for the second quarter of 2002 up from $30.4 million, for the comparable period of 2001. For the six months ended June 30, 2002, operating income increased by $1.7 million, or 2.6%, to $66.0 million up from $64.3 million for the comparable period of 2001. As a percentage of revenue, operating income increased to 16.0% for the second quarter of 2002 and 16.3% for the six months ended June 30, 2002 compared to 15.8% and 16.2%, respectively, for the corresponding periods of 2001 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Other income: Other income includes interest income from short-term investments, interest income from an accounts receivable financing program, interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income for the second quarter of 2002 totaled $431,000 compared to $994,000 for the second quarter of 2001. Other income for the six months ended June 30, 2002 totaled $1,142,000 compared to $1,648,000 for the comparable period of 2001. Lower average cash balances and lower interest rates accounted for the decline.

     Net income: Net income increased by $0.8 million, or 4.1%, to $20.3 million for the second quarter of 2002 compared to $19.5 million for the second quarter of 2001. For the six months ended June 30, 2002, net income increased $1.6 million, or 3.8%, to $42.9 million up from $41.3 million for the comparable period of 2001. Net income included a provision for income tax expense at an effective rate of approximately 35.6% and 35.9% for the three months and six months ended June 30, 2002, respectively, and approximately 37.3% and 36.9% for the comparable periods of 2001.

Liquidity and Capital Resources

     The Company's primary source of liquidity has historically been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     The Company had a $25.0 million revolving credit facility, which expired on June 29, 2002. Advances under this revolving credit facility bore interest at the prime rate less 1.0%. This credit facility was renewed on June 30, 2002 for $25.0 million under substantially the same terms and conditions. There were no borrowings outstanding under this facility at June 30, 2002. The Company's credit facility contains certain financial covenants and restrictions, which were met at June 30, 2002. The renewed credit facility expires on June 28, 2003. The Company believes it could increase the amount of the facility, if needed.

     Net cash flow from operating activities decreased $7.4 million, or 10.7%, to $61.2 million for the six months ended June 30, 2002, compared to net cash flow from operating activities of $68.5 million for the six months ended June 30, 2001. The decrease was due principally to the increase in other assets, primarily prepaid expenses of the monthly membership programs, and a decrease in accounts payable and other liabilities and accrued expenses. The decrease in cash flows from operating activities was partially offset by an increase in depreciation and amortization and the increase in net income.

     Net cash flow used in investing activities was $62.3 million for the six months ended June 30, 2002, compared to $24.3 million for the comparable period of 2001 an increase of 158%. The increase in cash flow used in investing activities was primarily due to two acquisitions completed by the Company during the first quarter of 2002 as described above requiring approximately $41.9 million of cash flow in the aggregate, including aggregate cash purchase price of approximately $42.8 million and acquisition costs of $0.8 million, less approximately $1.7 million in cash retained by the acquired companies. The increase in cash flow used in investing activities was partially reduced by a reduction in the cash purchase of property and equipment. The Company invested $33.9 million in additional voice response ports and contact center expansion and upgrades to support the growth of the Company's business in the six months ended June 30, 2002, comparable to the $27.9 million invested during the same period in 2001. However, the 2002 purchases were financed by $13.1 million of capital lease obligations and the remaining $20.8 million were funded through cash flow from operations. In the comparable period for 2001, all of the property and equipment purchases were financed through cash flow from operations.

     Net cash flow used in financing activities was $11.1 million for the six months ended June 30, 2002, compared to net cash flow used in financing activities of $5.1 million for the comparable period of 2001 a increase of 118%. During the six months ended June 30, 2002, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations. These payments were $5.9 million during the six months ended June 30, 2002 compared to $10.5 million for the comparable period of 2001. Proceeds from stock options exercised, including related tax benefits, were $8.5 million during the six months ended June 30, 2002 compared to $5.3 million for the comparable period of 2001.

     During the first quarter of 2001, the Company executed synthetic lease agreements for two buildings. A special purpose trust owns both buildings and leases these to the Company. The leases are for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska that is currently under construction and scheduled for completion later in 2002. The leases have five-year terms with three renewal options of five years each. The lease payments are based on a variable interest rate of 87.5 basis points over a selected LIBOR, which was 1.84%, at June 30, 2002. The estimated aggregate lease expense on these leases for 2002 is estimated to be $0.7 million. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $34.0 million for the Omaha building.

     On July 23, 2002, the Company entered into an agreement to purchase all of the membership interests of Attention LLC ("Attention"), a privately-held limited liability company based in Atlanta, Georgia. Attention provides accounts receivable management, outsourcing and other services, including debt collection to clients in various industries. The purchase price to be paid by the Company at the closing of the transaction consists of $35.7 million in cash and $4.3 million in assumed debt. Additional consideration, payable over the four year period between 2004 and 2008, will range from a minimum of $21.5 to a maximum of $50.0 million, based on Attention's satisfaction of certain earnings objectives during such period. The closing of the transaction is subject to customary closing conditions, including expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The closing of this transaction occurred on August 1, 2002.

Capital Expenditures

     The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $33.9 million for the six months ended June 30, 2002 compared to $27.9 million for the six months ended June 30, 2001. Capital expenditures for the six months ended June 30, 2002 consisted primarily of additional voice response ports and equipment purchases for contact center expansion and upgrades. The Company projects its capital expenditures for the remainder of 2002 to be approximately $30.0 million primarily for additional voice response ports and contact center expansion and upgrades at existing facilities.

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

     The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. As of June 30, 2002, the Company had $41.2 million of long-term obligations and $25.0 million of credit facilities with variable interest rates. There were no borrowings outstanding under these credit facilities at June 30, 2002. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations, or cash flows given the Company's currently existing obligations under such long-term obligations and credit facilities.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its annual report on Form 10-K for the year ended December 31, 2001, and in its quarterly report on Form 10-Q for the first quarter of 2002, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, or results of operations or cash flows.

     Patricia Sanford v. Memberworks Incorporated, et al., pending in the United States District Court, Southern District of California, Case No. 02CV0601H was filed on March 28, 2002. West Corporation and West Telemarketing Corporation, are named as defendants in the plaintiff's class action complaint. The other defendants include Memberworks Incorporated, MWI Essentials, MWI Leisure Advantage, MWI Home & Garden, MWI Connections and MWI Valuemax. The complaint alleges that class members were sold club memberships by misleading means or billed for club memberships they did not purchase as a part of an upsell offer after ordering another product. The plaintiff asserts four separate claims. The plaintiff claims the defendants mailed unordered merchandise to the plaintiff and the similarly situated class members in violation of 39 USC (S) 3009. The plaintiff also seeks declaratory relief granting the plaintiff the right to keep any unordered merchandise as a gift. The plaintiff has also asserted claims for conversion, unjust enrichment and fraud. The purported class is composed of all persons in the United States who, after calling a telephone number to inquire about or purchase another product, (1) were sent a membership kit in the mail;
(2) were charged for a Memberworks membership program; and (3) were customers of a joint venture between Memberworks and the Company or were wholesale customers of the Company. The Company filed a motion to dismiss for lack of personal jurisdiction, which was denied. The Company has joined Memberworks on a motion to dismiss on various other grounds. On July 12, 2002 the Company's motion to dismiss was granted.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 15, 2002 (the "Annual Meeting"). The matters submitted to the stockholders for a vote included (a) the election of two directors with terms expiring at the 2005 annual meeting of stockholders and (b) the ratification of appointment of Deloitte & Touche LLP as the Company's independent auditors. The following table sets forth the results of the voting on these matters:


                                                                                    Number of
                                                                    Number of     Votes Against
                             Matter                                 Votes For      or Withheld          Abstain
Election of Directors

        Gary L. West                                                 59,501,565       3,619,284            -

        Greg T. Sloma                                                62,735,626         385,223            -



Ratification of Appointment of Deloitte & Touche LLP as
Independent Auditors                                                 62,578,321         542,113           415


Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than the directors elected are Mary E. West, Thomas B. Barker, William E. Fisher and George H. Krauss.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         99.01 Certification


     (b) Reports on Form 8-K.

          The Company filed a Report on Form 8-K, dated July 23, 2002, with the Securities and Exchange Commission to disclose the execution of an agreement to purchase all of the membership interests of Attention LLC.

          The Company filed a Report on Form 8-K, dated August 2, 2002, with the Securities and Exchange Commission to disclose the execution of an agreement to purchase all of the membership interests of Attention LLC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WEST CORPORATION

                                By:      /s/ Thomas B. Barker
                                   ---------------------------------------------
                                Thomas B. Barker
                                President and Chief Executive Officer

                                By:      /s/  Michael A. Micek
                                    --------------------------------------------
                                Michael A. Micek
                                Chief Financial Officer,
                                Executive Vice President-Finance and Treasurer

Date: August 7, 2002