Form 10-Q
period 2002-09-30
WEST CORP
filed 2002-11-04
CIK 1024657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

At October 31, 2002, 66,070,608 shares of Common Stock, par value $.01 per share, of the registrant ("Common Stock") were outstanding.

                                      INDEX

                                                                                            Page No.
PART I.  FINANCIAL INFORMATION
Independent Accountants' Report ...........................................................        3
    Item 1.  Financial Statements
             Consolidated Balance Sheets - September 30, 2002 and December 31, 2001 .......        4
             Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 2002 and 2001 .....................        5
             Consolidated Statements of Cash Flows - Nine Months Ended September 30,
              2002 and 2001 ...............................................................        6
             Notes to Consolidated Financial Statements ...................................        7
    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................................       11
    Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....................       16
    Item 4.  Controls and Procedures ......................................................       16

PART II. OTHER INFORMATION
    Item 1.  Legal Proceedings ............................................................       17
    Item 6.  Exhibits and Reports on Form 8-K .............................................       18

SIGNATURES ................................................................................       19

CERTIFICATIONS ............................................................................       20

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

Independent Accountants' Report

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and of cash flows for the nine- month period ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 22, 2002

                                WEST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)

                                                                                               September 30,            December 31,
                                                                                                   2002                     2001
                                                                                               -------------            ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                    $ 115,546                $ 151,520
    Accounts receivable, net of allowance for doubtful accounts of $22,160 and $6,993              114,406                  131,316
    Notes receivable                                                                                 5,739                    4,315
    Accounts receivable - financing                                                                 13,693                   18,926
    Prepaid Expenses                                                                                12,855                    6,500
    Deferred Income Taxes                                                                            8,311                    3,710
    Other                                                                                           18,789                   12,485
                                                                                                 ---------                ---------
        Total current assets                                                                       289,339                  328,772
PROPERTY AND EQUIPMENT:
    Land and improvements                                                                            6,728                    6,710
    Buildings                                                                                       43,334                   42,314
    Telephone and computer equipment                                                               263,781                  220,387
    Office furniture and equipment                                                                  40,837                   37,484
    Leasehold improvements                                                                          60,883                   59,005
    Construction in process                                                                         10,461                   10,172
                                                                                                 ---------                ---------
        Total property and equipment                                                               426,024                  376,072
    Accumulated depreciation and amortization                                                     (208,709)                (173,401)
                                                                                                 ---------                ---------
        Total property and equipment, net                                                          217,315                  202,671
GOODWILL, net of accumulated amortization of $8,591                                                111,291                   41,942
INTANGIBLE ASSETS, net of accumulated amortization of $3,320 and $1,481                             36,865                   13,377
NOTES RECEIVABLE AND OTHER ASSETS                                                                    7,149                    4,673
                                                                                                 ---------                ---------
TOTAL ASSETS                                                                                     $ 661,959                $ 591,435
                                                                                                 =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                             $  19,143                $  47,426
    Customer deposits and holdbacks                                                                  3,567                    8,131
    Accrued wages and benefits                                                                      17,703                   11,412
    Accrued phone expense                                                                            3,015                    5,520
    Other current liabilities                                                                        9,876                   11,725
    Current maturities of long-term obligations                                                     16,508                    9,378
                                                                                                 ---------                ---------
        Total current liabilities                                                                   69,812                   93,592
                                                                                                 ---------                ---------
LONG TERM OBLIGATIONS, less current maturities                                                      23,128                   20,893
DEFERRED INCOME TAXES                                                                               10,747                    6,629
OTHER LONG TERM OBLIGATIONS                                                                         24,267                    1,531
MINORITY INTEREST                                                                                      705                      631
COMMITMENTS AND CONTINGENCIES (note 6)
STOCKHOLDERS' EQUITY
    Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding
    Common stock $0.01 par value, 200,000 shares authorized, 65,889 shares issued, 65,737
       outstanding and 65,352 shares issued and 65,200 outstanding                                     659                      654
    Additional paid-in capital                                                                     200,473                  191,821
    Retained earnings                                                                              336,211                  279,727
    Treasury stock at cost (152 shares)                                                             (4,043)                  (4,043)
                                                                                                 ---------                ---------
        Total stockholders' equity                                                                 533,300                  468,159
                                                                                                 ---------                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 661,959                $ 591,435
                                                                                                 =========                =========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                   Three Months Ended        Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                -----------------------     ---------------------
                                                                                  2002          2001          2002        2001
                                                                                ---------     ---------     ---------   ---------
REVENUE                                                                         $ 199,354     $ 180,968     $ 604,978   $ 577,015
COST OF SERVICES                                                                   98,103        93,713       293,210     295,178
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       80,320        61,736       224,851     191,998
                                                                                ---------     ---------     ---------   ---------
OPERATING INCOME                                                                   20,931        25,519        86,917      89,839

OTHER INCOME (EXPENSE):
    Interest income                                                                   478         1,114         2,148       3,787
    Interest expense - including interest expense - financing of  $0, $181,
      $0 and $52.                                                                    (811)         (723)       (2,108)     (2,316)
    Write-down of investment                                                            -        (3,000)            -      (3,000)
    Other income, net                                                                 739           546         1,508       1,114
                                                                    `           ---------     ---------     ---------   ---------
       Other income (expense)                                                         406        (2,063)        1,548        (415)
                                                                                ---------     ---------     ---------   ---------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                             21,337        23,456        88,465      89,424

INCOME TAX EXPENSE:
    Current income tax expense                                                      4,257         8,306        32,261      34,541
    Deferred income tax expense (benefit)                                           3,425           385          (483)     (1,486)
                                                                                ---------     ---------     ---------   ---------
        Total income tax expense                                                    7,682         8,691        31,778      33,055
                                                                                ---------     ---------     ---------   ---------

INCOME BEFORE MINORITY INTEREST                                                    13,655        14,765        56,687      56,369

MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY                           48            24           203         306

                                                                                ---------     ---------     ---------   ---------
NET INCOME                                                                      $  13,607     $  14,741     $  56,484   $  56,063
                                                                                =========     =========     =========   =========
EARNINGS PER COMMON SHARE:
    Basic                                                                       $    0.21     $    0.23     $    0.86   $    0.86
                                                                                =========     =========     =========   =========
    Diluted                                                                     $    0.20     $    0.22     $    0.83   $    0.82
                                                                                =========     =========     =========   =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic common shares                                                            65,725        64,956        65,685      64,876
    Dilutive impact of potential common shares from stock options (note 5)          1,836         2,888         2,628       3,263
                                                                                ---------     ---------     ---------   ---------
    Diluted common shares                                                          67,561        67,844        68,313      68,139
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

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                   --------------------------
                                                                                                      2002             2001
                                                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                     $  56,484        $  56,063
    Adjustments to reconcile net income to net cash flows from operating activites:
      Depreciation and amortization                                                                   44,889           37,219
      Loss on sale of equipment                                                                          115               11
      Deferred income tax expense (benefit)                                                             (483)          (1,486)
      Minority interest                                                                                  203              306
      Write-off of investment                                                                              -            3,000
    Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable                                                                             26,754           21,869
      Other assets                                                                                   (14,853)           3,306
      Accounts payable                                                                               (10,925)          (3,647)
      Other liabilities and accrued expenses                                                          (6,699)         (14,531)
      Customer deposits and holdbacks                                                                 (4,564)         (13,947)
      Income tax payable                                                                                   -            7,490
                                                                                                   ---------        ---------
         Net cash flows from operating activities                                                     90,921           95,653
                                                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition costs, net of cash received, $5,010                                                  (80,278)               -
    Purchases of property and equipment                                                              (33,105)         (37,317)
    Proceeds from disposal of property and equipment                                                     576              112
    Issuance of notes receivable                                                                        (120)          (1,028)
    Proceeds from payments of notes receivable                                                           396            5,903
    Purchase of a minority interest in a majority owned subsidiary                                      (160)               -
                                                                                                   ---------        ---------
         Net cash flows from investing activities                                                   (112,691)         (32,330)
                                                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term obligations                                                                 (9,327)         (16,341)
    Proceeds from stock option exercises including related tax benefits                                8,816            7,957
    Net change in accounts receivable financing and notes payable financing                          (13,693)             106
                                                                                                   ---------        ---------
         Net cash flows from financing activities                                                    (14,204)          (8,278)
                                                                                                   ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              (35,974)          55,045
CASH AND CASH EQUIVALENTS, Beginning of period                                                       151,520          108,113
                                                                                                   ---------        ---------
CASH AND CASH EQUIVALENTS, End of period                                                           $ 115,546        $ 163,158
                                                                                                   =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                                       $   1,875        $   1,825
                                                                                                   ---------        ---------
    Cash paid during the period for income taxes                                                   $  30,286        $  23,339
                                                                                                   ---------        ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
                                                                                                   ---------        ---------
    Acquistion of property with debt obligation financing                                          $  14,955        $   3,300
                                                                                                   ---------        ---------
    Application of accounts receivable to accounts payable                                         $  18,926        $   1,384
                                                                                                   ---------        ---------
    Additional minimum guaranteed payment related to the acquisition of a subsidiary               $  21,500        $       -
                                                                                                   ---------        ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Treasury stock acquired in exchange for stock options exercised                                $       -        $   1,382
                                                                                                   ---------        ---------
    Reduction of accounts receivable through issuance of notes receivable                          $       -        $     428
                                                                                                   ---------        ---------
    Debt assumed with the acquisition of subsidiary                                                $   3,739        $       -
                                                                                                   ---------        ---------

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

     Founded in 1986 and headquartered in Omaha, Nebraska, the Company operates a national network of 38 state-of-the-art customer contact centers and eight automated voice and data processing centers throughout North America and in India.

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. FAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management believes that FAS 145 will not have a significant impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits the company to the exit/disposal plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002. Management believes that FAS 146 will not have a significant impact on the Company's Consolidated Financial Statements.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

     The Company adopted SFAS No.142, Goodwill and Other Intangible Assets beginning on January 1, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Company has determined that presently goodwill is not impaired and therefore no write-off is necessary. The historical impact of not amortizing goodwill would have resulted in an increase in net income for the nine months ended September 30, 2001 by $1,263,000. The following table presents the effect of not amortizing goodwill on reported net income, basic earnings per share and diluted earnings per share.


                                                          (Amounts in thousands
                                                       except for per share amounts)
                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                              ---------------------    ----------------------
                                                 2002        2001         2002         2001
                                              ---------   ---------    ---------    ---------
Reported net income                           $  13,607   $  14,741    $  56,484    $  56,063
Add back: Goodwill amortization                       -         421            -        1,263
                                              ---------   ---------    ---------    ---------
Adjusted net income                           $  13,607   $  15,162    $  56,484    $  57,326
                                              =========   =========    =========    =========

Basic earnings per share:
Reported net income                           $    0.21   $    0.23    $    0.86    $    0.86
Goodwill amortization                                 -           -            -         0.02
                                              ---------   ---------    ---------    ---------
Adjusted net income                           $    0.21   $    0.23    $    0.86    $    0.88
                                              =========   =========    =========    =========

Diluted earnings per share:
Reported net income                           $    0.20   $    0.22    $    0.83    $    0.82
Goodwill amortization                                 -           -            -         0.02
                                              ---------   ---------    ---------    ---------
Adjusted net income                           $    0.20   $    0.22    $    0.83    $    0.84
                                              =========   =========    =========    =========

     The Company also has a patent, which is classified as a finite life intangible asset. This patent was valued at $14.7 million when it was acquired on May 4, 2000. The patent is being amortized over the life of the patent, 17 years, using a straight-line method. Goodwill and other intangible assets acquired in 2002 through acquisitions are discussed in note 4 below.

4.   ACQUISITIONS

     During the nine months ended September 30, 2002, the Company acquired the following three entities for a cost of $80.3 million, net of cash received of $5.0 million, plus an additional $11.4 million in assumed liabilities. The results of operations of the acquired businesses are included in the accompanying consolidated balance sheet, statement of operations and statement of cash flows subsequent to the respective acquisition dates.

..    Tel Mark Sales, Inc., based in Appleton, Wisconsin, is a provider of outsourced business to business customer care and telemarketing services. The stock of Tel Mark Sales, Inc. was acquired on January 1, 2002.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

..    Dakotah Direct II, LLC, based in Spokane, Washington, is a customer relationship services company that focuses on providing marketing and customer solutions through inbound, outbound and Internet services. The membership interests of Dakotah Direct II, LLC were acquired on March 1, 2002.

..    Attention LLC, based in Atlanta, Georgia, provides accounts receivable management, outsourcing and other services, including debt collection to clients in various industries. The membership interests of Attention LLC were acquired on August 1, 2002.

     There is a provision for a three-year contingent earn-out with a maximum earn-out of $5.0 million per year relating to one of the acquisitions. The earn-out is based on the acquired entity achieving certain revenue growth objectives. Another of the acquisitions calls for additional consideration, payable over the four year period between 2004 and 2008, which will range from a minimum of $21.5 million to a maximum of $50.0 million, based on the acquired entity's satisfaction of certain earnings objectives during such period. The $21.5 million minimum payment was accrued as an other long term obligation.

     Goodwill recognized in those three transactions amounted to $69.3 million. Other intangible assets in those transactions amounted to $25.3 million. These intangible assets, including customer lists, a favorable lease, non-competition agreements, trade names and software, are being amortized over one to twenty years depending on the estimated remaining useful lives of the various intangible assets. The estimated 2002 amortization expense for these finite lived intangible assets is $2.6 million. Estimated amortization expense for these intangible assets over the next five-years (in thousands) are as follows:

                            Year Ending December 31,
                                   2003   3,804
                                   2004   3,385
                                   2005   2,863
                                   2006   2,408
                                   2007   2,167

     The Company's unaudited pro forma results of operations for the nine months ended September 30, 2002 and 2001, assuming the acquisitions referred to above occurred as of the beginning of the periods presented (in thousands, except per share data) are as follows:

                                       2002          2001
Revenue                              $626,727      $641,963

Net Income                           $ 55,377      $ 62,133

Earnings per common share- basic     $   0.84      $   0.96
Earnings per common share- diluted   $   0.81      $   0.91

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

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   EARNINGS PER SHARE

     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At September 30, 2002 and 2001 there were 872,000 and 314,000 options outstanding, respectively, with exercise prices exceeding the market value of Common Stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

6.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below, in its Form 10-K for the year ended December 31, 2001 and in its quarterly reports on Form 10-Q for the first and second quarter of 2002, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Patricia Sanford v. Memberworks Incorporated, et al., pending in the United States District Court, Southern District of California, Case No. 02CV0601H was filed on March 28, 2002. West Corporation and West Telemarketing Corporation, are named as defendants in the plaintiff's class action complaint. The other defendants include Memberworks Incorporated, MWI Essentials, MWI Leisure Advantage, MWI Home & Garden, MWI Connections and MWI Valuemax. The complaint alleges that class members were sold club memberships by misleading means or billed for club memberships they did not purchase as a part of an upsell offer after ordering another product. The plaintiff asserts four separate claims. The plaintiff claims the defendants mailed unordered merchandise to the plaintiff and the similarly situated class members in violation of 39 USC (S) 3009. The plaintiff also seeks declaratory relief granting the plaintiff the right to keep any unordered merchandise as a gift. The plaintiff has also asserted claims for conversion, unjust enrichment and fraud. The purported class is composed of all persons in the United States who, after calling a telephone number to inquire about or purchase another product, (1) were sent a membership kit in the mail;
(2) were charged for a Memberworks membership program; and (3) were customers of a joint venture between Memberworks and the Company or were wholesale customers of the Company. The Company filed a motion to dismiss for lack of personal jurisdiction, which was denied. The Company joined with Memberworks on a motion to dismiss on various other grounds. On July 12, 2002 this motion to dismiss was granted. On September 12, 2002, the plaintiff filed a petition to arbitrate the claims with the American Arbitration Association's Fresno, California office. Despite the fact that the District Court's order on July 12, 2002 explicitly held that the plaintiff's claims against West Corporation and West Telemarketing Corporation were not subject to mandatory arbitration, the plaintiff named West Corporation and West Telemarketing Corporation as defendants in the arbitration. The Company believes that West Corporation and West Telemarketing Corporation are not proper defendants in the arbitration and that the American Arbitration Association lacks jurisdiction over West Corporation and West Telemarketing Corporation. On September 25, 2002, the Company sent a letter to the American Arbitration Association detailing this position. The American Arbitration Association determined that the arbitration should go forward without West Corporation or West Telemarketing Corporation as parties. However, the American Arbitration Association indicated that it may consider West Corporation or West Telemarketing Corporation necessary parties in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

     Certain statements under this caption constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and the Company's present expectations or projections. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM solutions industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings, trends in the general economy and government regulation.

     In addition, future events including, without limitation, future terrorist attacks against the United States, rumors or threats of such attacks or war, armed hostilities or international conflicts directly or indirectly involving the United States or its allies or military or trade disruptions may impact the Company's operations. Subsequent to the September 11, 2001 attacks on the World Trade Center and the Pentagon, many Direct Teleservices projects were temporarily halted and the Company also experienced a reduction in Operator Teleservices call volumes as well. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. In addition, historically when significant news events occur Operator Teleservices volume is adversely affected. Any of these occurrences could have a significant impact on the Company's operating results, revenues and costs and may result in the volatility of the market price for the Common Stock and on the future price of the Common Stock.

CRITICAL ACCOUNTING POLICIES

     The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and results and require significant or complex judgment on the part of management. The Company believes the following represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."

     Revenue Recognition - Operator Teleservices, Direct Teleservices, Interactive Teleservices, Tel Mark Sales, Inc. and Attention LLC, are the Company's five operating divisions. West Direct, Inc., is a majority owned performance based marketing and technology subsidiary of the Company. Operator Teleservices revenue is recognized at the time calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. Interactive Teleservices revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Direct Teleservices revenue is generally recognized on an hourly and success based rate basis at the time the agents place calls to consumers on behalf of clients. The customer is obligated to pay for these services when these activities have been performed. Tel Mark Sales, Inc. recognizes commission revenue when Tel Mark Sales, Inc's. clients ship their products to the clients' customers. Tel Mark Sales, Inc. also has agreements with clients that provide for Tel Mark Sales, Inc's. to recognize revenue on an hourly rate basis at the time agents place calls to businesses on behalf of clients. Attention LLC recognizes collection fees for services performed under various collection service agreements with its customers. Fees are earned as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon parameters as defined in the agreements. West Direct, Inc. recognizes revenue during the period services are provided. The Company defers revenue during the period in which customer refund obligations exist, which period generally does not exceed one year.

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

     Allowance for Doubtful Accounts - The Company's allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company's processes effectively address its exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by the Company.

     Goodwill and Other Intangible Assets - As a result of the three acquisitions made during 2002, the Company's recorded goodwill as of September 30, 2002 has increased significantly by $69.4 million to $111.3 million and the recorded value of other intangible assets as of September 30, 2002 has increased significantly by $25.3 million to $36.9 million. Two matters arise with respect to these assets that require significant management estimates and judgment: 1) the valuation in connection with the initial purchase price allocation and 2) the ongoing evaluation of goodwill and other intangible assets for impairment. In connection with these acquisitions, a third-party valuation was completed to determine the purchase price allocation between goodwill and other intangible assets. Upon completion of this process, approximately 25% was assigned to various identified finite lived intangible assets and the remainder to goodwill. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, SFAS No. 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Because of the significance of the goodwill and identified intangible assets to the Company's consolidated balance sheet, the annual impairment analysis will be critical. Any changes in key assumptions about the businesses and their prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on the Company's financial condition and results of operations.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2002 and 2001

     Revenue: For the three months ended September 30, 2002, revenue increased $18.4 million, or 10.2%, to $199.4 million up from $181.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenues increased $28.0 million, or 4.9%, to $605.0 million up from $577.0 million for the nine months ended September 30, 2001. The increase in revenue for the three months ended September 30, 2002, included $8.0 million derived from new clients and $21.3 million derived from the acquisitions of Tel Mark Sales, Inc., Dakotah Direct II, LLC and Attention LLC. The increase in revenue for the nine months ended September 30, 2002, included $52.8 million derived from new clients and $46.6 million derived from such acquisitions. The overall revenue increase was partially offset by lower call volumes in Direct Teleservices and Operator Teleservices, as well as the wind down of 900 services in Interactive Teleservices. In addition, pricing concessions resulting from various market changes in both Direct Teleservices and Operator Teleservices contributed to a decline in revenue in Direct Teleservices and a decline in the revenue growth of Operator Teleservices.

     For the third quarter of 2002, 80% of the Company's total revenue was generated by 32 clients. This compares to 93 clients during the comparable period 2001. For the nine months ended September 30, 2002, 80% of the Company's total revenue was generated by 42 clients. This compares to 55 clients during the comparable period in 2001. During the three months ended September 30, 2002, AT&T Corp. remained the Company's largest client and accounted for 26% of total revenue, down from 27% during the comparable period in 2001. For the nine months ended September 30, 2002, AT&T Corp. accounted for 25% of total revenue in 2002 and in the comparable period in 2001.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to revenue generating activities. Costs of services increased $4.4 million, or 4.7%, in the third quarter of 2002 to $98.1 million, up from $93.7 million for the comparable period of 2001. Cost of services decreased $2.0 million, or 0.7%, to $293.2 million for the nine months ended September 30, 2002, down from $295.2 million for the comparable period of 2001. As a percentage of revenue, cost of services decreased to 49.2%, for the three months ended September 30, 2002, down from 51.8% during the comparable period in 2001. For the nine months ended September 30, 2002, cost of services as a percentage of revenue decreased to 48.5%, compared to 51.2% for the comparable period in 2001. The decrease in cost of services as a percentage of revenue for the three months and nine months ended September 30, 2002 can be attributed primarily to continued control of variable labor costs, a greater percentage of Interactive Teleservices and Operator Teleservices call volumes which traditionally have a lower direct cost as a percent of revenue than other Company operations and the significant reduction in 900 call volumes which have higher direct costs as a percentage of revenue than other Company operations. Lower telecommunication costs due to lower service rates negotiated with the Company's telecommunications vendor also contributed to lower cost of services in the nine months ended September 30, 2002.

     SG&A expenses: SG&A expenses increased by $18.6 million, or 30.1%, to $80.3 million for the third quarter of 2002 up from $61.7 million for the comparable period of 2001. For the nine months ended September 30, 2002, SG&A expenses increased by $32.9 million, or 17.1%, to $224.9 million, up from $192.0 million for the comparable period of 2001. The increase in SG&A for the third quarter is due primarily to an increase in the accrual for bad debts of $7.5 million, increased depreciation and amortization of $3.1 million and SG&A expenses associated with the three acquisitions of $7.2 million The increase in SG&A for the nine months ended September 30, 2002, is due primarily to an increase in the accrual for bad debts of $15.2 million, increased depreciation and amortization of $7.8 million and SG&A expenses associated with the three acquisitions of $16.7 million. The increase in the allowance for doubtful accounts is based on management's judgment as to the potential effect of the continued weak economy on the ultimate collection of amounts owed by clients. The increase in depreciation is due to the overall increase in property and equipment primarily due to the increase in interactive voice response ports during the nine months ended September 30, 2002. As a percentage of revenue, SG&A expenses increased to 40.3% for the third quarter of 2002 and increased to 37.2% for the nine months ended September 30, 2002 compared to 34.1% and 33.3%, respectively, for the comparable periods of 2001.

     Operating income: Operating income for the three months ended September 30, 2002 decreased $4.6 million, or 18.0%, to $20.9 million down from $25.5 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, operating income decreased by $2.9 million, or 3.2%, to $86.9 million down from 89.8 million for the comparable period of 2001. As a percentage of revenue, operating income decreased to 10.5% for the third quarter of 2002 and decreased to 14.4% for the nine months ended September 30, 2002 compared to 14.1% and 15.6%, respectively, for the corresponding periods of 2001 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

     Other income (expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income (expense) for the third quarter of 2002 totaled $0.4 million compared to $(2.1) million for the third quarter of 2001. Other income (expense) for the nine months ended September 30, 2002 totaled $1.5 million compared to $(0.4) million for the comparable period of 2001. The increase of $2.5 million and $1.9 million for the three and nine months ended September 30, 2002, respectively, is primarily the result of a $3.0 million write down of an investment in Synchrony Communications, Inc. in September 2001.

     Net income: Net income decreased by $1.1 million, or 7.5%, to $13.6 million for the third quarter of 2002 compared to $14.7 million for the third quarter of 2001. For the nine months ended September 30, 2002, net income increased $0.4 million, or 0.7%, to $56.5 million compared to $56.1 million for the comparable period of 2001. Diluted earnings per share for the three months ended September 30, 2002 were $0.20 compared to $0.22 for the comparable period in 2001. For the nine months ended September 30, 2002, diluted earnings per share were $0.83 compared to $0.82 for the comparable period in 2001.

     Net income includes a provision for income tax expense at an effective rate of approximately 36.0% for the three months ended September 30, 2002 and 35.9% for the nine months ended September 30, 2002. This compares to 37.1% and 37.0%, respectively, for each of the comparable periods in 2001.

Liquidity and Capital Resources

     The Company's primary source of liquidity has historically been cash flows from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at September 30, 2002. The Company's credit facility contains certain financial covenants and restrictions, which were met at September 30, 2002. The credit facility expires on June 28, 2003. The Company believes it could increase the amount of the facility, if needed.

     Net cash flows from operating activities decreased $4.8 million, or 5.0%, to $90.9 million for the nine months ended September 30, 2002, compared to net cash flows from operating activities of $95.7 million for the nine months ended September 30, 2001. The decrease was due principally to the decrease in accounts payable, as well as a decrease in income tax payable. The decrease in net cash flows from operating activities was partially offset by an increase in depreciation and amortization.

     Net cash flows used in investing activities increased $80.4 million, or 252.2%, to $112.7 million for the nine months ended September 30, 2002, compared to $32.3 million for the comparable period of 2001. This increase was primarily due to acquisition costs of $80.3 million, net of cash received, for three acquisitions consummated during the nine months ended September 30, 2002. During the first nine months of 2002, the Company invested $48.1 million primarily for additional voice response ports and equipment purchases for Interactive Teleservices and upgrades at existing facilities. The Company financed $15.0 million of equipment purchases with capital leases. The remaining $33.1 million of property and equipment purchases were financed through cash flows from operations.

     Net cash flows used in financing activities were $14.2 million for the nine months ended September 30, 2002, compared to net cash flows used in financing activities of $8.3 million for the comparable period of 2001 an increase of 171.1%. During the nine months ended September 30, 2001, net cash flows used in financing activities were primarily for payments of debt and capital lease obligations. These payments were $9.3 million during the nine months ended September 30, 2002 compared to $16.3 million for the comparable period of 2001. Proceeds from stock options exercised, including related tax benefits, were $8.8 million during the nine months ended September 30, 2002 compared to $8.0 million for the comparable period of 2001. The net change in accounts receivable financing was $13.7 million compared to $(0.1) million for the comparable period.

     During the first quarter of 2001, the Company executed synthetic lease agreements for two buildings. A special purpose trust owns both buildings and leases these to the Company. The leases are for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska. The leases have five-year terms with three renewal options of five years each. The lease payments are based on a variable interest rate of
87.5 basis points over a selected LIBOR, which was 1.82% at September 30, 2002. The estimated aggregate lease expense on these leases for 2002 is estimated to be $0.4 million. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $34.0 million for the Omaha building.

     During the three months ended September 30, 2002, operations at two Direct Teleservices customer contact centers were temporarily suspended. The operations of the customer contact center in Lafayette, Louisiana were relocated to another customer contact center, and the customer contact center in Lafayette, Louisiana (135 production workstations) is being converted for use by another division. Also, the operations of the customer contact center in Texarkana, Arkansas were relocated to another customer contact center and the customer contact center in Texarkana, Arkansas (136 production workstations) is being converted for use by another division. During October 2002, the operations of the Direct Teleservices call center in Hinesville, Georgia (108 production workstations) were suspended. A decision to relocate the operations of this customer contact center has not been made at this time. These actions are consistent with management's strategy to better utilize capacity throughout the Company.

Contractual Obligations

     The Company's contractual obligations are disclosed in its annual report on Form 10-K for the year ended December 31, 2001. The acquisition commitments of $42.8 million disclosed at December 31, 2001 related to the acquisitions of Dakotah Direct II, LLC and Tel Mark Sales, Inc., have been paid in full. During the nine months ended September 30, 2002 the Company has entered into $15.0 million in capital lease obligations with three year terms and interest rates that range from 4.5% to 6.1%. Other than these items, there have been no material changes to the Company's contractual obligations since December 31, 2001.

Capital Expenditures

     The Company's operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $48.1 million for the nine months ended September 30, 2002 compared to $40.6 million for the nine months ended September 30, 2001. Capital expenditures for the nine months ended September 30, 2002 consisted primarily of additional voice response ports and equipment purchases for Interactive Teleservices and upgrades at existing facilities. The Company is also constructing a network operations center to centralize the control of all Operator Teleservices and Direct Teleservices calls. The total cost of the center is approximately $10.0 million and is expected to be completed early in 2003. This center is expected to provide improved utilization of capacity as well as improved physical security of the network operations. The Company projects its capital expenditures for the remainder of 2002 to be approximately $13.0 million primarily for completion of the network operations center and facility upgrades.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Certain statements under this caption constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and present expectations or projections. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM solutions industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company's labor force, reliance on major clients, the success of new product innovations, legal proceedings, trends in the general economy and government regulation.

     The Company does not use derivative financial and commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations including capital leases. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $39.6 million of long-term obligations and $25.0 million of credit facilities with both fixed and variable interest rates. There were no borrowings outstanding under these credit facilities at September 30, 2002. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations, or cash flows given the Company's currently existing obligations under such long-term obligations and credit facilities.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company's management team continues to review the Company's internal controls and prodedures and the effectiveness of those controls. Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Interim Chief Financial Officer and Vice President Corporate Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer, and Interim Chief Financial Officer and Vice President Corporate Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below, in its Annual Report on Form 10-K for the year ended December 31, 2001, and its Quarterly Reports on Form 10-Q for the first and second calendar quarters of 2002, for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position, or results of operations or cash flows.

     Patricia Sanford v. Memberworks Incorporated, et al., pending in the United States District Court, Southern District of California, Case No. 02CV0601H was filed on March 28, 2002. West Corporation and West Telemarketing Corporation, are named as defendants in the plaintiff's class action complaint. The other defendants include Memberworks Incorporated, MWI Essentials, MWI Leisure Advantage, MWI Home & Garden, MWI Connections and MWI Valuemax. The complaint alleges that class members were sold club memberships by misleading means or billed for club memberships they did not purchase as a part of an upsell offer after ordering another product. The plaintiff asserts four separate claims. The plaintiff claims the defendants mailed unordered merchandise to the plaintiff and the similarly situated class members in violation of 39 USC (S) 3009. The plaintiff also seeks declaratory relief granting the plaintiff the right to keep any unordered merchandise as a gift. The plaintiff has also asserted claims for conversion, unjust enrichment and fraud. The purported class is composed of all persons in the United States who, after calling a telephone number to inquire about or purchase another product, (1) were sent a membership kit in the mail;
(2) were charged for a Memberworks membership program; and (3) were customers of a joint venture between Memberworks and the Company or were wholesale customers of the Company. The Company filed a motion to dismiss for lack of personal jurisdiction, which was denied. The Company joined with Memberworks on a motion to dismiss on various other grounds. On July 12, 2002 this motion to dismiss was granted. On September 12, 2002, the plaintiff filed a petition to arbitrate the claims with the American Arbitration Association's Fresno, California office. Despite the fact that the District Court's order on July 12, 2002 explicitly held that the plaintiff's claims against West Corporation and West Telemarketing Corporation were not subject to mandatory arbitration, the plaintiff named West Corporation and West Telemarketing Corporation as defendants in the arbitration. The Company believes that West Corporation and West Telemarketing Corporation are not proper defendants in the arbitration and that the American Arbitration Association lacks jurisdiction over West Corporation and West Telemarketing Corporation. On September 25, 2002, the Company sent a letter to the American Arbitration Association detailing this position. The American Arbitration Association determined that the arbitration should go forward without West Corporation or West Telemarketing Corporation as parties. However, the American Arbitration Association indicated that it may consider West Corporation or West Telemarketing Corporation necessary parties in the future.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3.01  Restated By-Laws of West Corporation

          10.01 Employment Agreement between the Company and Paul M. Mendlik dated September 12, 2002, effective November 4, 2002

          10.02 Restricted Stock Agreements between the Company and Paul M. Mendlik dated September 12, 2002

          99.01 Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          99.02 Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          The Company announced on September 12, 2002 that Mr. Paul M. Mendlik had been named as the Company's new Chief Financial Officer to be effective November 4, 2002. Mr. Mendlik had been a partner with Deloitte & Touche since 1984 and had served as the regional partner overseeing the audit and assurance practice, including the audit of the Company. In the same filing, the Company lowered financial guidance for the third quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WEST  CORPORATION


                                         By: /s/ Thomas B. Barker
                                            -------------------------
                                         Thomas B. Barker
                                         President and Chief Executive Officer

                                         By: /s/ R. Patrick Shields
                                            -----------------------
                                         R. Patrick Shields
                                         Interim Chief Financial Officer/
                                         Vice President Corporate Controller

Date: November 4, 2002

                                  CERTIFICATION

I, Thomas B. Barker, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of West
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date" ) and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 4, 2002                /s/ Thomas B. Barker
                                           --------------------
                                           Thomas B. Barker
                                           President and Chief Executive Officer

                                 CERTIFICATION

I, R. Patrick Shields, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of West
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date" ) and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 4, 2002                  /s/ R. Patrick Shields
                                             ----------------------
                                             R. Patrick Shields
                                             Interim Chief Financial Officer/
                                             Vice President Corporate Controller