Form 10-K
period 2002-12-31
WEST CORP
filed 2003-03-11
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-21771

West Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	47-0777362 (IRS Employer Identification No.)
11808 Miracle Hills Drive, Omaha, Nebraska (Address of principal executive offices)	68154 (Zip Code)

Registrant’s telephone number, including area code: (402) 963-1500

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

At March 3, 2003, 66,210,033 shares of common stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the NASDAQ National Market at March 3, 2003) of the voting stock held by non-affiliates was approximately $308.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held on May 15, 2003 are incorporated into Part III.

PART I

ITEM 1.    BUSINESS

General

West Corporation (the “Company”) is one of the largest independent providers of outsourced customer relationship management, or CRM, and automated voice transaction handling solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services and direct marketing services. The Company offers its services over the telephone and the Internet. The Company’s services minimize its clients’ cost of managing their customer relationships, improve their customers’ overall experience, and provide its clients an opportunity to leverage customer data. The Company provides its CRM solutions to Fortune 1000 companies. These services help its clients to effectively communicate with their customers and to acquire and retain customers and to manage, expand and improve their customer relationships.

Founded in 1986 and headquartered in Omaha, Nebraska, the Company operates a national network of 35 state-of-the-art customer contact centers and seven automated voice and data processing centers throughout North America and in Jamaica and India. The Company’s website address is www.West.com.

The Company targets clients in highly competitive industries that require sophisticated CRM services, including:

• communications	• Internet	• financial services
• health care	• public utilities	• consumer packaged goods
• direct marketing	• insurance

The Company’s management team is among the most experienced in the industry. The Company’s executive officers who are responsible for the day-to-day management of the Company have, on average, more than nine years of experience with the Company. Over the last decade, the Company has consistently delivered increasing revenue each year. Revenue has grown from approximately $483 million in 1998 to approximately $821 million in 2002. Net income, while declining approximately $7 million in 2002 from 2001, has grown from approximately $46 million to approximately $69 million over the same period, representing a compound annual growth rate of approximately 14% and 11%, for revenue and net income, respectively. Through 2001, all the Company’s growth in revenue and earnings were generated internally. During the year ended December 31, 2002, the Company acquired three businesses.

•	Tel Mark Sales, Inc., based in Appleton, Wisconsin, is a provider of outsourced business-to-business telesales services. The stock of Tel Mark Sales, Inc. was acquired on January 1, 2002.

•	Dakotah Direct II, LLC, based in Spokane, Washington, is a customer relationship services company that focuses on providing marketing and customer solutions through inbound and outbound services. The membership interests of Dakotah Direct II, LLC were acquired on March 1, 2002.

•	Attention LLC, based in Atlanta, Georgia, provides accounts receivable management to clients in various industries. The membership interests of Attention LLC were acquired on August 1, 2002.

The results of operations of the acquired businesses subsequent to their respective acquisition dates are included in the accompanying consolidated balance sheets, statements of operations and statements of cash flows.

Industry Overview

The Company believes that growth in the outsourced CRM services industry will be driven by two factors:

•	the trend toward outsourcing of CRM operations to third parties which are able to provide cost-effective, higher levels of service; and

•	the increasing use of the telephone and the Internet to acquire and service customers whose expectations of immediate service and access to extensive information have been driven by the growth of the Internet.

The Company’s market is large and growing. A 2002 study by Dataquest Inc. estimated that the worldwide CRM services market totaled $22 billion in 2001. According to the study, the market is forecast to total $25.3 billion in 2002, and is expected to remain fairly robust and reach $47 billion by 2006.

According to forecasts prepared in 2001 by International Data Corporation (“IDC”), the worldwide market for outsourced CRM services customer care solutions in which a teleservice company provides clients with call center infrastructure and the trained workforce to staff it was about $35 billion in 2001. Moreover, IDC expects the outsource market to grow at a compound annual growth rate of approximately 21% over the next five years to $90 billion.

In addition, the accounts receivable management business is also growing. According to the 2001 Kaulkin Report, the debt collections industry, as a whole, represents approximately $13 billion in revenue. More importantly the outsourced portion of the industry grew at an accelerated pace of 25% to 30% annually.

Advantages of Outsourcing CRM Services

Many industries, including communications, healthcare, consumer goods, financial services and insurance, are experiencing increased competition to attract and retain customers. Accordingly, businesses in these sectors are expanding their direct contact with current and prospective customers. These businesses are allocating more of their advertising and customer service expenditures to outsource CRM services, which effectively complement other marketing media, such as television, radio and print advertising, and enable businesses to quantify and evaluate the effectiveness of specific marketing expenditures.

Evolution of the Outsourced CRM Services Industry

The outsourced CRM industry has evolved during the past 16 years from primarily single-facility, low technology environments to large, full service organizations with multi-location, large-volume contact centers utilizing advanced systems. Certain independent CRM providers have invested an increasing amount of capital in large-volume state-of-the-art contact centers and advanced network technology. Larger service providers, who can achieve greater economies of scale, can more easily justify ongoing investment in sophisticated call management software, predictive dialers and automatic call distributors, to better provide premium quality and cost-effective services. As product and service offerings become more complex and varied, businesses are seeking to provide greater information for consumers to make informed purchase decisions. Moreover, businesses recognize the economic benefits of expanding relationships with existing customers through outsourcing CRM services, such as customer retention campaigns.

Role of Outsourcing

Historically, businesses have relied on in-house personnel to provide customer sales and service. Based on discussions with its clients and prospective clients, the Company believes that businesses are increasingly outsourcing these activities in order to focus their internal resources on their core competencies, to increase the productivity of their marketing services and to reduce overall expenditures. For example, providers of outsourced CRM services can offer clients lower overall teleservices costs due to economies of scale in sharing the cost of new technology among a larger base of users and higher capacity utilization rates.

Description of Services

The Company is among the few CRM service providers offering a complete portfolio of services with an emphasis on complex transactions that respond to various customer initiated interactions. Through December 31, 2002, the Company provided its CRM and accounts receivable management services through its six integrated divisions—Operator Teleservices, Interactive Teleservices, Direct Teleservices, West Direct, Inc., Tel Mark Sales, Inc. and Attention LLC.

The Operator Teleservices division provides agents who process customer-initiated transactions, such as order capture, product support and general customer service. The Interactive Teleservices division provides technology oriented automated voice response services for customer initiated transactions, consisting of computerized transaction-processing programs, such as automated product information requests, computerized surveys and polling and secure automated credit card activation. The Interactive Teleservices division provides agent-assisted interactive voice response interfaces. The Direct Teleservices division furnishes clients with agents who provide direct marketing services, product sales, and customer acquisition and retention campaigns. The Direct Teleservices division provides specialized integrated customer initiated customer support. West Direct, Inc. is focused on helping the Company’s clients maximize the value of every customer interaction with performance based marketing solutions. Tel Mark Sales, Inc. provides outsourced business-to-business telesales services. The operations of Dakotah Direct II, LLC were integrated into Direct Teleservices. Attention LLC provides accounts receivable management to clients in various industries. The Company has developed proprietary technology platforms designed to provide a high degree of automation and reliability in all of its service categories.

Operator Teleservices

The Company offers its clients large volume transaction-processing capabilities, including order processing, customer acquisition and customer service applications. The Company focuses on two service offerings, Custom Operator Services and Direct Response Services.

Custom Operator Services.    Many companies find it increasingly difficult to provide high quality customer service without diverting resources from their core businesses. The Company addresses these concerns by providing customized solutions with dedicated agents who have extensive knowledge of a single client and its products. The Company works closely with each client to understand its customer contact needs and jointly develops solutions that enhance its customers’ contact experience and value. Examples of such solutions include:

•	customer acquisition;

•	customer service;

•	product support; and

•	technical support.

Customers of clients initiate their interaction with Custom Operator Services using their telephone or the Internet. Depending upon the nature of the interaction, the customers of clients may be directed to an agent or an automated voice response system.

The Company’s performance is measured based on the critical success factors identified by its clients. These success factors are program specific, such as response time, average length of customer interaction, average speed of answering the customer initiated contact, quality and successful resolution of the customer’s concerns in a single transaction.

Direct Response Services.    Direct Response Services focuses on maximizing the Company’s clients’ sales potential and, at the same time, lowering their cost per order. The Company’s agents typically process telephone order capture, sales lead generation, dealer referral and other information gathering campaigns. The Company’s agents are trained on a sophisticated proprietary system that enables each of them to process transactions for all of the Company’s Direct Response clients. Agents receive transactions for one of hundreds of different products at any given time. The Company handles transactions 24 hours per day, 365 days per year. The Company’s clients measure service quality by the Company’s ability to process a large volume of simultaneous incoming calls and to minimize the number of calls that receive a busy signal. The transaction volume is primarily generated from television advertisements and the Company, therefore, handles extreme fluctuations in transaction volumes over short periods of time.

West Direct, Inc. (“West Direct”) is a performance based marketing and technology company that was developed internally over the past three years which is focused on helping the Company’s clients maximize the value of every customer interaction. At West Direct’s core is a patent protected process (U.S. Patent number 6,055,513, awarded in April 2000) that drives a real-time decision on how to optimize an offer to a customer. Rather than starting with a product or service and finding a customer to offer it to, the sophisticated marketing decision platform helps match customers with the offer that is best suited for them. This non-traditional marketing approach addresses the needs of many companies to personalize their marketing efforts and develop closer relationships with customers. The ability to match the best product or service with the needs of individual customers delivers quantifiable results and drives incremental revenue to the Company, its clients and its marketing partners.

West Direct is currently focused on serving the needs of four key vertical markets, direct response, financial services, telecommunications and utilities. West Direct has the ability to work directly with companies who manage their own transactions in contact centers or on the Internet. These companies can benefit by transferring their calls to a Company facility whereby the decision support system and performance based marketing process can maximize the value of their customer interactions.

Interactive Teleservices

The Company provides large volume automated voice response services that the Company customizes for its clients. The Company has developed state-of-the-art proprietary software systems and hardware platforms to service its clients. The Company often provides these services with its other service offerings.

The use of this automated system enhances the Company’s other service offerings by processing routine customer transactions while routing the more complicated customer interaction to an appropriate agent. This results in a cost-effective solution for the client. Examples of such applications include:

•	secure automated credit card activation;

•	prepaid calling card services;

•	automated product information requests;

•	answers to frequently asked questions; and

•	call routing and call transfer services.

The Interactive Teleservices division strives to remain on the leading edge of technology by incorporating new functions such as common language speech recognition. As of December 31, 2002, the Company maintained 151,759 voice response ports for simultaneous transaction processing.

Direct Teleservices

The Company offers direct marketing services, including product sales, customer acquisition and retention campaigns. Direct Teleservices focuses exclusively on providing direct marketing services for leading brand products. The Company focuses on two service offerings, Consumer Direct Services and Business Direct Services.

Consumer Direct Services.    Consumer Direct Services provides business-to-consumer marketing services. Client applications include product sales, product registration, customer acquisition and retention campaigns, sales lead generation and database enhancement.

The Company contacts consumers identified by its client as existing or potential customers. Integrated call processing systems using large-scale predictive dialers systematically call these consumers and transfer successful connections to a designated agent. As a call is presented to the agent, the consumer’s name, address and other available information are simultaneously presented along with the client’s customized script provided to the agent.

Business Direct Services.    Business Direct Services provides business-to-business marketing services for clients whose target markets include thousands of small to medium-sized businesses. These applications are designed to enhance and increase the Company’s clients’ databases of information about their current and prospective clients, schedule appointments for their regional and national sales forces, and sell services to accounts that may not warrant a face-to-face sales presentation.

Tel Mark Sales, Inc.

Beginning in 1988, as a sales brokerage firm focusing on the consumer packaged goods industry, Tel Mark Sales, Inc. provides outsourced telesales programs. Deploying state-of-the-art telephony, Tel Mark Sales, Inc. reduces clients’ cost of sales while increasing customer loyalty with a focus on quality and sales performance.

Originally focused on selling to smaller and medium sized accounts in the consumer packaged goods industry, Tel Mark Sales, Inc.’s business-to-business sales model has expanded to encompass sales and customer service activities across a wide spectrum of industries including healthcare, insurance, consumer response, food service, lead management and market surveys. The Company acquired Tel Mark Sales, Inc. on January 1, 2002.

Attention LLC

Attention LLC was formed in 1999 to provide accounts receivable management to companies in various industries including healthcare, financial services and retail. The President of Attention LLC has 28 years of experience in the collection industry. The Company acquired Attention LLC on August 1, 2002.

Company Strategy

The Company aims to remain a leading full-service provider of integrated voice and Internet solutions. The Company’s strategy is to offer a fully integrated portfolio of services that is customized to address each client’s unique needs and that continues to improve the quality and cost-effectiveness of its clients’ customer service and marketing operations. The Company strives to implement this strategy through the following:

I.    Build Long-Term Client Relationships by Providing Quality Services

The Company believes that service quality is a critical factor in a potential client’s decision to outsource its customer service and sales functions. The Company differentiates the quality of its services through its ability to:

•	quickly respond to new client programs;

•	efficiently address staffing needs;

•	effectively employ operating systems that can process client campaign data; and

•	provide meaningful reports.

The Company provides premium quality services through an extensive training program and an experienced management team. The Company believes that the quality of its service is one of its competitive advantages.

The Company’s focus is on developing long-term client relationships. The Company develops a detailed understanding of each of its client’s specialized business requirements to more effectively manage interaction with its clients’ current and prospective customers. This process enables the Company to create customized solutions that consistently meet and exceed the Company’s clients’ needs, minimizing client turnover. As a result, the Company is better positioned to cross-sell its services and proactively offer new applications. The Company’s top 10 clients have been using its services for an average of seven years.

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

The Company believes that its integrated services give it a significant competitive advantage. By cross-selling integrated services, the Company has been able to capture an increasing share of its clients’ outsourced business. For the year ended December 31, 2002 the Company generated over 67% of its revenue from clients that use two or more of its service offerings.

III.    Manage Profitable Growth through Recurring and Large Volume Programs

The Company has established a strong track record of successfully managing large volume client programs. The Company’s growth strategy is to target clients with large volume programs where it has both technological and personnel expertise. For example, the Company’s prepaid calling card platform processed over 18.5 billion minutes in 2002, up from approximately 500 million minutes in 1998. As a result, the Company’s business is more predictable and the Company can maintain consistent revenue streams. The Company generally seeks growth-oriented clients who need customized applications, which often leads to long-term relationships.

IV.    Capitalize on State-of-the-Art Technology

The Company’s state-of-the-art technology enables it to offer premium quality, flexible and cost-effective service solutions tailored to each client’s needs. The Company believes its significant and continuing investment in sophisticated contact center technology provides a competitive advantage. The Company currently employs approximately 870 information technology professionals to modify and enhance its operating systems and to design client programs. Examples of the Company’s technology include:

•	computer/telephone and Internet protocol (IP) systems integration;

•	proprietary CRM software systems;

•	proprietary interactive voice response technology including Advanced Speech Recognition;

•	high speed, fault-tolerant computer systems; and

•	proprietary staffing and scheduling.

The Company continually strives to improve its technological capabilities.

V.    Leverage Strong Management Experience

The Company believes it has distinguished itself through its ability to attract and retain some of the most talented managers in the outsourced CRM industry. The Company’s management team possesses extensive experience. The Company’s executive officers, who are responsible for the day-to-day management of the Company have, on average, more than nine years of experience with the Company. The members of the management team have continued to contribute to the development of the industry. The management team of Attention LLC has experience managing collection companies 5 to 10 times larger than the present size of Attention LLC.

Contact Management Systems

The Company specializes in processing large and recurring volumes on behalf of its clients. The Company’s ability to consistently staff and manage its agents, across geographically dispersed contact centers, is critical to providing premium quality service. The Company applies standardized practices in all contact centers to ensure uniform quality of service. The Company maintains strong centralized control to assure rigorous adherence to the Company’s management practices, including quality assurance, and to provide daily staffing plans for each individual site.

The Company continuously evaluates the performance of its agents to ensure that the Company achieves its internal and its clients’ quality standards. The Company’s quality assurance testing includes monitoring of the agent/consumer contacts. In addition, the Company measures its performance against objective standards such as average handle time, average response time, sales per hour and conversion percentages. The Company encourages its clients to participate in all aspects of the quality assessment.

The Company’s multiple remote sites present unique challenges in delivering consistent premium quality service. The Company’s Network Control Center, based in Omaha, Nebraska which is operated 24 hours a day, 365 days a year, uses both internal and external systems to effectively create and operate this remote site environment. The Company allocates transactions, whenever possible, based upon agent availability across all contact centers servicing customer-initiated transactions, and can remotely adjust staffing requirements based upon projected volume. The Network Control Center is in constant communication with the site operations personnel to ensure efficient use of the available personnel and to maximize utilization of assets. During times of unexpected events, such as weather-related situations, the Company can immediately react and, whenever possible, redirect transactions to an unaffected site to satisfy the Company’s clients’ business needs.

Facilities and Service Fortification

The Company recognizes the importance of providing uninterrupted service for its clients. The Company has invested significant resources to develop, install and maintain facilities and systems designed to be highly reliable. All of the Company’s service facilities and systems are designed to maximize system in-service time and minimize the possibility of telecommunications outage, commercial power loss or equipment failure. The Company believes that this level of reliability provides an important and necessary competitive advantage.

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

The Company’s systems also feature operational redundancy. The Company uses automatic call distributors with dual processors and online automatic backup and fault-tolerant mainframe computers with spontaneous dual backup for all processors, disk management and mechanical functions. Copies of all proprietary Company software systems and client application software reside in a secure off-site storage facility. The Company actively monitors all critical components of its contact centers 24 hours per day, 365 days per year. The Operator Teleservices and Interactive Teleservices divisions’ facilities also have stand-alone primary power systems, which include both battery backup and diesel generator backup power systems.

Personnel and Training

The Company believes that a key component of its success is the quality of its employees. As a large-scale service provider, the Company is continually refining its approach to recruiting, training and managing its employees. The Company has established procedures for the efficient weekly hiring and training of hundreds of qualified employees. These procedures, coupled with the Company’s proprietary scheduling system, enable the Company to provide flexible scheduling and staffing solutions to meet a client’s needs for additional resources.

The Company offers extensive classroom and on-the-job training programs for personnel, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines, telephone etiquette and proper use of voice inflections. Operators receive professional training lasting from four to 35 days, depending upon the client’s program and the nature of the services being provided. In addition to training designed to enhance job performance, employees are also given a detailed description of the Company’s organizational structure, standard operating procedures and business philosophies.

In 2002, the Company employed an average of approximately 20,500 agents per day for its agent contact services with peak employment of approximately 21,600 agents per day. In addition, the Company employed, as of December 31, 2002, approximately 3,500 management, staff and administrative employees. The Company considers its relations with its employees to be good.

Call Management Systems

The Company specializes in processing large and recurring transaction volumes. The Company works closely with its clients to accurately project future transaction volumes. The Company uses the following practices to efficiently manage its transaction volumes:

Historical Trends Analyses.    The Company tracks weekly, daily and hourly trends for individual client programs for Operator Teleservices, Interactive Teleservices and Direct Teleservices. The Company believes that the key to a cost efficient CRM program begins with the effective planning of future volumes to determine the optimal number of sites, employees, workstations and voice response ports that need to be deployed each hour. The Company has accumulated the data necessary to differentiate the transaction patterns of different applications such as order capture, lead generation and customer service.

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

Staffing and Scheduling Plans.    Based upon the total number of workstations required to be staffed, a detailed schedule is created. These schedules are typically forecasted six to eight weeks in advance to assist the Company’s personnel and training departments in hiring and training the desired number of personnel. Agents are given regular work schedules that are designed to coincide with anticipated transaction patterns and trends.

The Company has developed a proprietary scheduling system that efficiently identifies variances between staff scheduled and staff needed. The system accommodates real-time adjustments to be made for personnel schedules as volume projections fluctuate. Agent personnel directly interact with the system to schedule additional hours or excused time.

Facility Calling Plan.    Once staffing and scheduling plans have been developed, the Company determines how to efficiently allocate the projected volumes among its contact centers. Each contact center receives a detailed plan outlining the projected volumes for each day of the week and each 30-minute increment of each day. Personnel schedules are produced to optimally match the projected volumes.

Network Control.    The Company interfaces directly with the nationwide long distance network of AT&T Corp. (“AT&T”) and has the ability to allocate volumes among its various Operator Teleservices and Interactive Teleservices contact centers on command with the assistance of sophisticated third party routing products. Traffic control specialists within the Company are responsible for comparing actual volumes and trends to stated staffing and scheduling plans. When necessary, adjustments can be made to fine tune minor variances between actual volumes and personnel that have been scheduled by facility. As a result, Operator Teleservices transactions are optimally directed to available personnel, which maximizes the utilization of personnel and improves efficiency. Network control monitors the status of all Operator Teleservices processing activities on a minute-by-minute basis. Minor real time variances between projected and actual trends are promptly entered into the Company’s database and the transaction management cycle repeats.

Technology/Systems Development

The Company’s software and hardware systems, as well as its network infrastructure, are designed to offer high-quality and integrated solutions. The Company has made significant investments in reliable hardware systems. The Company integrates commercially available software when appropriate. Because its technology is client focused, the Company relies on proprietary software systems to customize its services. The Company’s significant achievements include:

•	development of sophisticated data collection tools and data warehousing systems to analyze and measure the success of clients’ programs;

•	design of a proprietary system that web-enables its workstations, enhancing its agents’ effectiveness in interacting with its clients’ customers;

•	development of a proprietary, highly responsive scripting system; and

•	development of a proprietary, state-of-the-art workforce management and scheduling system.

The Company’s network facilities and systems are designed to maximize system in-service time and minimize the possibility of failure. The Company’s infrastructure is designed to reduce the possibility of system or site downtime or interruption of the telecommunications service.

All software systems and hardware platforms for Operator Teleservices, Interactive Teleservices and Direct Teleservices permit the design and execution of highly integrated service offerings. All systems provide clients with the ability to directly interface and communicate with the Company’s systems.

Quality Assurance

By the nature of its services, the Company establishes direct contact with the customer base of its clients. Given the importance of this role, the Company believes that its reputation for providing premium quality service is critical. Both the Company and its clients shadow-monitor and evaluate the performance of agents to confirm that clients’ programs are properly implemented using clients’ approved scripts and that the agents meet clients’ customer service standards. The Company regularly measures the quality of its services by reviewing such variables as average handle time, volume, average speed of answer, sales per hour, rate of abandonment, collection rates, quota attainment and order conversion percentages. The Company’s information systems enable the Company to provide clients with regular reports on a real-time basis as to the status of an ongoing campaign and to transmit summary data and captured information electronically to clients.

The Company maintains a quality assurance department for each of the agent-based divisions that are responsible for the overall quality of the services being provided. The Company uses statistical summaries of the performance appraisal information for its training and operations departments to provide feedback and to identify agents who may need additional training.

Sales and Marketing

The Company’s sales and marketing strategy focuses on leveraging the Company’s expertise, integrated service capabilities and reputation for premium quality service in order to cross-sell its services to existing clients and to develop new long-term client relationships. The Company also identifies potential new clients with aggressive growth objectives and premium brands in industries that face increased competition. The Company can offer clients large-scale, cost-effective solutions on an outsourced basis to help companies acquire, retain and grow their customer relationships.

The Company formulates detailed annual sales and marketing plans. These plans contain objectives and milestones, which are tracked regularly throughout the year. The sales organization is a group of sales professionals organized and trained to focus on specific industries and overall client needs. The objective is to sell integrated solutions to prospective and existing clients. Commissions are paid on both new sales and incremental revenues generated from new and existing clients to provide the appropriate incentives for the sales professionals. Once a client campaign is initiated, a client services account manager is responsible for the daily management of the campaign.

Competition

The Company’s competitors range from very small firms catering to specialized programs and short-term projects, to large independent firms. The Company also competes with the in-house operations of many existing clients and potential clients. The Company believes that only one or two competitors have the capability to provide a full suite of outsourced CRM. The principal competitive factors in this industry include: quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients’ needs, capacity, industry-specific experience, technological expertise and price.

Proprietary Rights and Licenses

The Company has made significant investments in the development of its proprietary software systems and hardware platforms. The Company relies on a combination of the protections provided by applicable copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures, to establish and protect its proprietary rights. The Company has been issued two patents and has 33 pending patent applications pertaining to intelligent upsells, transaction processing, call center and agent management, data collection, reporting and verification, micro payments and credit card processing. The Company does not license any of its software or hardware designs for use by others. Despite these precautions, there can be no assurance that misappropriation of the Company’s proprietary software and hardware designs will not occur. Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available in certain foreign countries.

Reliance on Major Clients

A significant portion of the Company’s revenue is generated from relatively few clients. The loss of the largest client or a number of its largest clients could have a material adverse effect on the Company. The Company had one customer, AT&T, who accounted for 25% of total revenue for the year ended December 31, 2002. The revenue generated by AT&T results from over 45 programs which utilize platforms with three of the Company’s divisions. During 2002, AT&T divested two business units. Excluding these business units, AT&T accounted for 19% of 2002 annual revenues. The Company’s 48 largest clients in the aggregate accounted for approximately 80% of the Company’s revenue in 2002. The Company generally operates under contracts with these clients which may be terminated on 30 days’ notice and generally the contracts are for a term of less than one year. Subsequent contracts may be subject to open bidding among the Company and its competitors.

Foreign Operations

On December 31, 2002 the Company had no material revenue or assets outside the United States. The Company operates under contractual arrangements for workstation capacity in India and Jamaica. The contracts are denominated in U.S. dollars. These call centers are receiving or initiating calls only from or to customers in the United States. The Company has no direct management or ownership of the personnel or assets at these foreign locations. These sites do not currently have dedicated customers. Therefore, the particular programs or campaigns run at these sites could easily be moved to U.S. operations.

Government Regulation

Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act (“the TCPA”), which was enacted in 1991, authorized and directed the Federal Communications Commission (the “FCC”) to enact rules to regulate the telemarketing industry. In December 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls.

The FCC is currently in the process of considering amending its rules under the TCPA restricting certain telemarketing methods and activities. In September 2002, the FCC issued a notice of proposed rulemaking in which it sought public comment on whether to revise or clarify its rules governing unwanted telephone solicitations and the use of automatic telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. The FCC also sought specific comment on the issue of a national “do not call” list and whether it should adopt such a list in conjunction with the Federal Trade Commission (the “FTC”). The Company participated with various industry groups to submit comments to the FCC. No further actions or announcements have been made by the FCC in connection with the possible amendment of its rules under the TCPA.

The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 authorizes the FTC to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the “TSR”), which went into effect in January 1996. The TSR applies to most direct teleservices telemarketing calls and certain operator teleservices telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales.

The FTC recently significantly amended the TSR, and the revised regulations were published on January 29, 2003. The majority of the amendments become effective March 31, 2003. The changes that were adopted that could materially adversely affect the Company, the Company’s clients and/or the Company’s industry include: (1) subjecting a portion of the Company’s inbound calls to additional disclosure requirements from which such calls were previously exempt; (2) prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing; (3) application of the TSR to charitable solicitations; (4) additional disclosure statements relating to certain products and services; (5) additional authorization requirements for payment methods that do not have consumer protections comparable to those available under the Electronic Funds Transfer Act or the Truth in Lending Act, or for telemarketing transactions involving pre-acquired account information and fee-to-pay conversion offers; (6) institution of a national “do-not-call” registry; (7) limitations on the use of predictive dialers for outbound calls; and (8) additional disclosure requirements relating to upsells, especially those involving negative option features. The “do-not-call” restrictions are expected to become effective approximately seven months after the FTC receives funding from Congress and awards a contract to create the registry. The Company is taking the necessary steps to ensure compliance with the amendments.

Some of the amendments to the TSR could severely restrict and potentially prohibit the Company and its clients from conducting upsell telemarketing campaigns. Such campaigns represent a significant portion of the Company’s and its clients’ businesses, the loss of which could have a material adverse effect on the Company.

In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do or may apply to the Company. For example, some states place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Many of these statutes have an exemption for publicly-traded companies.

The Company employees who are involved in certain types of sales activity, such as activity regarding insurance or mortgage loans, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities.

The industries served by the Company are also subject to varying degrees of government regulation, including laws and regulations relating to contracting with the government and data security. The Company is subject to some of the laws and regulations associated with government contracting as a result of the Company’s contracts with its clients. With respect to marketing scripts, the Company relies on its clients and their advisors to develop the scripts to be used by the Company in making consumer solicitations on behalf of its clients. The Company generally requires its clients to indemnify the Company against claims and expenses arising with respect to the scripts provided by its clients.

The Company specifically trains its marketing representatives to handle calls in an approved manner and believes it is in compliance in all material respects with all federal and state telemarketing regulations. There can be no assurance, however, that the Company would not be subject to regulatory challenge for a violation of federal or state law.

The accounts receivable management and collection business of Attention LLC is regulated both at the federal and state level. The federal Fair Debt Collection Practices Act (the “FDCPA”) regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer debtor. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Attention LLC is also subject to the Fair Credit Reporting Act (the “FCRA”), which regulates the consumer credit reporting industry and which may impose liability to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The FTC has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The accounts receivable management and collection business is also subject to state regulation. Some states require that debt collection companies be licensed.

Several of the industries served by Attention LLC are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the clients, Attention LLC could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

ITEM 2.    PROPERTIES

As of December 31, 2002, the Company operated 35 large volume, automated customer contact facilities and seven large volume, automated voice and data processing centers. These facilities consisted of 14,230 computer-assisted workstations and 151,759 voice response ports, respectively. The Company occupied approximately 1,801,000 square feet of office space at December 31, 2002. The Company’s most significant facilities are located in Omaha, Nebraska and San Antonio, Texas with 1,220 and 2,158 computer assisted workstations, respectively, and 25,269 and 2,608 voice response ports, respectively. A facility in Atlanta, Georgia also contains 74,100 voice response ports. The India and Jamaica locations are operated under three-year and five-year contracts, respectively. Upon expiration of the India contract, the Company has an option to buy the contact center and related assets. All of the other facilities other than facilities located in San Antonio, Texas; El Paso, Texas; Pensacola, Florida; and Carbondale, Illinois (which are owned) are leased. The Company also owns 125,000 square feet of office space in a corporate headquarters building in Omaha, Nebraska. During the first quarter of 2001, the Company executed synthetic lease agreements for two buildings. A special purpose trust owns both buildings and leases these to the Company. The leases are for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska. The leases have five-year terms with three renewal options of five years each.

The following table summarizes the geographic location of and the number of computer-assisted telephone workstations or voice response ports by geographic region at the Company’s contact centers as of December 31, 2002.

Geographic Location Of Contact Centers	Number of Computer Assisted Workstations	Number of Voice Response Ports
South	8,577	77,452
Midwest	3,144	26,209
Northwest	926	—
West	508	48,098
Northeast	448	—

Total U.S. based	13,603	151,759
Foreign	627	—

Total	14,230	151,759

The Company believes that its facilities are adequate for its current requirements and that additional space will be available as required. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report on Form 10-K for information regarding the Company’s obligations under its facilities leases.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company’s clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company’s clients. On February 6, 2002 the court denied the plaintiffs’ motion for class certification. On March 7, 2002, the plaintiffs filed an interlocutory appeal to the 8th District Court of Appeals for the state of Ohio. Oral arguments were heard on December 4, 2002 and the Company is awaiting a decision from the Court.

Patricia Sanford v. Memberworks Incorporated, et al., pending in the United States District Court, Southern District of California, Case No. 02CV0601H was filed on March 28, 2002. West Corporation and West Telemarketing Corporation, are named as defendants in the plaintiff’s class action complaint. The other defendants include Memberworks Incorporated, MWI Essentials, MWI Leisure Advantage, MWI Home & Garden, MWI Connections and MWI Valuemax. The complaint alleges that class members were sold club memberships by misleading means or billed for club memberships they did not purchase as a part of an upsell offer after ordering another product. The plaintiff asserts four separate claims. The plaintiff claims the defendants mailed unordered merchandise to the plaintiff and the similarly situated class members in violation of 39 USC § 3009. The plaintiff also seeks declaratory relief granting the plaintiff the right to keep any unordered merchandise as a gift. The plaintiff has also asserted claims for conversion, unjust enrichment and fraud. The purported class is composed of all persons in the United States who, after calling a telephone number to inquire about or purchase another product, (1) were sent a membership kit in the mail; (2) were charged for a Memberworks membership program; and (3) were customers of a joint venture between Memberworks and the Company or were wholesale customers of the Company. The Company filed a motion to dismiss for lack of personal jurisdiction, which was denied. The Company joined with Memberworks Incorporated on a motion to dismiss on various other grounds. On July 12, 2002, this motion to dismiss was granted. On September 12, 2002, the plaintiff filed a petition to arbitrate the claims with the American Arbitration Association’s Fresno, California office. Despite the fact that the District Court’s order on July 12, 2002 explicitly held that the plaintiff’s claims against West Corporation and West Telemarketing Corporation were not subject to mandatory arbitration, the plaintiff named the Company and West Telemarketing Corporation as defendants in the arbitration. The Company believes that West Corporation and West Telemarketing Corporation are not proper defendants in the arbitration and that the American Arbitration Association lacks jurisdiction over West Corporation and West Telemarketing Corporation. On September 25, 2002, the Company sent a letter to the American Arbitration Association detailing this position. The American Arbitration Association determined that the arbitration should go forward without West Corporation and West Telemarketing Corporation as parties. However, the American Arbitration Association indicated that it may consider West Corporation or West Telemarketing Corporation necessary parties in the future.

Patricia Sanford v. West Corporation et al., pending in the California Superior Court, San Diego County, Case No. GIC805541, was filed on February 13, 2003. West Corporation and West Telemarketing Corporation are named as defendants in the plaintiff’s class action complaint. The factual allegations are identical to those in the U.S. District Court Sanford case. The definition of the purported class is also identical. The complaint alleges violations of the California Consumer Legal Remedies Act, California Civ Code § 1750 et seq.; unfair business acts in violation of California Business and Professions Code § 17200 et seq.; untrue or misleading advertising in violation of California Business and Professions Code § 17500 et seq.; and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation. The complaint seeks monetary damages, including punitive damages, as well as injunctive relief. The Company’s response to the complaint is due on March 25, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Gary L. West	57	Chairman of the Board and Director
Mary E. West	57	Vice Chair of the Board, Secretary and Director
Thomas B. Barker	48	President, Chief Executive Officer and Director
Nancee R. Berger	42	Chief Operating Officer
Paul M. Mendlik	49	Executive Vice President—Chief Financial Officer and Treasurer
Michael E. Mazour	42	Executive Vice President—Direct Teleservices
Mark V. Lavin	44	President—Operator Teleservices
Steven M. Stangl	44	President—Interactive Teleservices
Todd B. Strubbe	39	President, Chief Executive Officer—West Direct
Michael M. Sturgeon	41	Executive Vice President—Sales and Marketing
Jon R. Hanson	36	Executive Vice President—Administrative Services and Chief Administrative Officer

Gary L. West co-founded WATS Marketing of America (“WATS”) in 1978 and remained with that company until 1985. Mr. West joined the Company in July 1987 after the expiration of a noncompetition agreement with WATS. Mr. West has served as Chairman of the Board since joining the Company. Mr. West and Mary E. West are husband and wife.

Mary E. West co-founded WATS and remained with that company until 1985. In January 1986, she founded the Company. Mrs. West has served as Vice Chair of the Company since 1987. Mrs. West and Mr. West are wife and husband.

Thomas B. Barker joined the Company in 1991 as Executive Vice President of Interactive Teleservices. Mr. Barker was promoted to President and Chief Operating Officer of the Company in March 1995. Mr. Barker was promoted to President and Chief Executive Officer in September 1998.

Nancee R. Berger joined Interactive Teleservices in 1989 as Manager of Client Services. Ms. Berger was promoted to Vice President of Interactive Teleservices in May 1994. She was promoted to Executive Vice President of Interactive Teleservices in March 1995, and to President of Interactive Teleservices in October 1996. She was promoted to Chief Operating Officer of the Company in September 1998.

Paul M. Mendlik joined the Company in 2002 as Executive Vice President—Chief Financial Officer and Treasurer. Prior to joining the Company, he was a partner in the accounting firm of Deloitte & Touche LLP from 1984 to 2002.

Michael E. Mazour joined the Operator TeleServices division in 1987 as Director—Data Processing Operations. In 1990, Mr. Mazour was promoted to Vice President—Information Services of the Company’s Direct TeleServices division and again to Senior Vice President—Client Operations in 1995. In 1997, Mr. Mazour was promoted to Executive Vice President—Direct TeleServices and in July 2000, Mr. Mazour assumed full operations responsibility for this division.

Mark V. Lavin joined the Company in 1996 as Executive Vice President—Operator Teleservices. In September 1998, Mr. Lavin was promoted to President—Operator Teleservices. From 1991 until 1996, he held various management positions in reservation services for Radisson Hospitality Worldwide.

Steve M. Stangl joined Interactive Teleservices in 1993 as Controller. Mr. Stangl was promoted to Vice President of Accounting in 1996. He was promoted to Executive Vice President—Interactive Teleservices in September 1998. Mr. Stangl was promoted to President—Interactive Teleservices in September 2000.

Todd B. Strubbe joined West Direct in 2001 as President and Chief Executive Officer. He most recently was President and Chief Operating Officer of CompuBank, N.A., from 2000 prior to its sale of customers and deposits in 2001 to NetBank. He was with First Data Corporation from 1995 to 2000, where he was Managing Director, Systems Architecture and Product Development for its $1.4 billion division, First Data Resources. Prior to this, Mr. Strubbe was President of First Data’s Electronic Payments Group and Vice President of Corporate Planning and Development.

Michael M. Sturgeon joined the Company in 1991 as a National Account Manager—Interactive Teleservices. In September 1994, Mr. Sturgeon was promoted to Vice President of Sales and Marketing—Interactive Teleservices. In March of 1997, Mr. Sturgeon was promoted to Executive Vice President—Sales and Marketing for the Company.

Jon R. (Skip) Hanson joined the Company in 1991 as a Business Analyst. Mr. Hanson was promoted to Vice President, Corporate Administrative Services in June 1996. In October 1999, he was promoted to Chief Administrative Officer and Executive Vice President—Administrative Services.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 2, 1996, the Company completed the initial public offering (the “Initial Public Offering”) of its shares of common stock, par value $0.01 per share (the “Common Shares”). The Common Shares are listed on the NASDAQ National Market under the symbol “WSTC.” The following table sets forth, for the periods indicated, the high and low sales prices of the Common Shares as reported on the NASDAQ National Market.

2001	High	Low
First Quarter	$31.375	$18.50
Second Quarter	$29.18	$19.875
Third Quarter	$27.40	$16.59
Fourth Quarter	$27.00	$18.70

2002
First Quarter	$31.95	$24.55
Second Quarter	$33.21	$21.55
Third Quarter	$22.50	$13.25
Fourth Quarter	$17.74	$11.90

As of March 3, 2003, there were 68 holders of record of Common Shares and approximately 3,700 beneficial shareholders. As of the same date, there were a total of 66,282,277 Common Shares issued and 66,210,033 outstanding. No dividends have been declared with respect to the Common Shares since the Initial Public Offering. The Company currently intends to retain earnings to finance the growth and development of its business and for working capital and general corporate purposes, and does not anticipate paying cash dividends on the Common Shares in the foreseeable future. Any payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth, for the periods on and at the dates indicated, selected historical consolidated financial data of the Company. The selected consolidated historical income statement and balance sheet data has been derived from the audited historical consolidated financial statements of the Company. The Company’s consolidated financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, which have been audited by Deloitte & Touche LLP, independent auditors, have been included elsewhere in this Annual Report on Form 10-K. The information is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the “Consolidated Financial Statements” and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except for per share and selected operating data)
Income Statement Data:
Revenue	$820,665	$780,159	$724,505	$562,444	$482,823
Cost of services	399,276	398,892	371,549	288,503	256,494
Selling, general and administrative expenses	314,886	260,426	243,573	194,610	152,838

Operating income	106,503	120,841	109,383	79,331	73,491
Other income	2,145	81	1,539	1,027	1,269

Income before income tax expense and minority interest	108,648	120,922	110,922	80,358	74,760
Income tax expense	39,706	44,633	40,663	30,604	28,769

Income before minority interest	68,942	76,289	70,259	49,754	45,991
Minority interest in net income of consolidated subsidiary	300	503	—	—	—

Net income	$68,642	$75,786	$70,259	$49,754	$45,991

Earnings per share:
Basic	$1.04	$1.17	$1.10	$0.79	$0.73
Diluted	$1.01	$1.11	$1.03	$0.77	$0.73
Weighted average number of common shares outstanding:
Basic	65,823	64,895	64,043	63,330	63,330
Diluted	68,129	68,130	67,950	64,380	63,353
Selected Operating Data:
EBITDA (1)(5)	$170,022	$169,596	$154,756	$117,019	$99,909
EBITDA margin (2)	20.7%	21.7%	21.4%	20.8%	20.7%
Net cash flows from operating activities	117,069	101,784	111,050	114,221	11,903
Net cash flows from investing activities	(122,685)	(39,461)	(68,514)	(51,598)	(43,519)
Net cash flows from financing activities	(7,977)	(18,916)	3,712	(7,386)	(1,276)
Operating margin (3)	13.0%	15.5%	15.1%	14.1%	15.2%
Net income margin (4)	8.4%	9.7%	9.7%	8.9%	9.5%
Number of workstations (at end of period)	14,230	11,675	10,147	8,364	7,624
Number of ports (at end of period)	151,759	78,287	50,573	33,476	11,160

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$223,263	$235,180	$151,006	$104,427	$70,699
Property and equipment, net	213,641	202,671	197,178	167,934	144,139
Total assets	670,822	591,435	553,907	408,989	326,139
Total debt	29,647	30,271	41,355	45,196	30,952
Stockholders’ equity	549,592	468,159	378,125	291,962	242,208

(1)    “EBITDA” is defined as income before income tax expense and minority interest, depreciation, interest income, interest expense and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is presented as the Company understands that certain investors use it as one measure of a borrower’s historical ability to service its debt.

(2)    Represents EBITDA as a percentage of revenue.

(3)    Represents operating income as a percentage of revenue.

(4)    Represents net income as a percentage of revenue.

(5)    Reconciliation of EBITDA:

Operating income	$106,503	$120,841	$109,383	$79,331	$73,491
Depreciation and amortization	61,783	50,353	45,167	37,343	27,284
Other income (expense)	1,736	(1,598)	206	345	(866)

EBITDA	$170,022	$169,596	$154,756	$117,019	$99,909

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Certain statements under this caption constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company’s labor force, reliance on major clients, the success of new product innovations, legal proceedings, trends in the general economy and government regulation.

In addition, future terrorist attacks against the United States, rumors or threats of such attacks or war, armed hostilities or international calamity directly or indirectly involving the United States or its allies or military or trade disruptions may impact the Company’s operations. Subsequent to the September 11, 2001 attacks on the World Trade Center and the Pentagon, many Direct Teleservices division projects were temporarily halted and the Company also experienced a reduction in Operator Teleservices division projects as well. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in further economic declines in the United States or abroad. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may result in the volatility of the market price for the Company’s common stock and on the future price of the Company’s common stock.

Overview

The Company is a leading provider of CRM to businesses on an outsourced basis. The Company believes it has established a distinct competitive advantage in its ability to offer a range of agent based and automated services on a fully integrated basis.

Revenue:    Revenue for Operator Teleservices services is primarily generated at the time calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. Operator Teleservices services also generates revenue from calls transferred to telemarketing representatives from interactive voice response units and by providing assistance to clients in the design and implementation of new applications. Revenue for Interactive Teleservices services is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Revenue for Direct Teleservices services is generally recognized on an hourly and success rate basis at the time the agents place calls to consumers on behalf of clients. Other revenues are recognized during the period services are provided. Sales commission revenue for Tel Mark Sales, Inc. is recognized when products are shipped by certain clients to their customers. Collection fees are recognized for services performed under various collection service agreements with the Company’s customers. Fees are earned and revenue recognized as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon contractual parameters. The Company defers recognition of revenues during the period in which customer refund obligations exist. Deferred revenue is included in other current liabilities.

Expenses:    Costs of telecommunications services incurred by the Company are primarily comprised of long distance voice and data transmission charges. The Company effectively manages its telecommunications costs primarily through a long-term services contract with AT&T, which includes an established rate schedule subject to certain call volume commitments. As one of AT&T’s largest clients, the Company believes it has negotiated a favorable contract at an attractive service rate. The Company has also entered into a number of equipment maintenance and network management contracts with AT&T in order to facilitate reliable and efficient network operations. Rates for telecommunications services are primarily determined by total call volume, level of network management and technical support under contract.

The Company manages its direct labor costs through its flexible staffing and scheduling initiatives. In particular, the Company has developed its own proprietary scheduling systems, which are designed to optimize staffing and pay levels in anticipation of fluctuating call volumes as clients’ campaigns are scheduled. The Company seeks to control its direct labor costs by decentralizing its operations and by seeking new geographic markets, which offer attractive labor market characteristics. Direct labor rates fluctuate based upon local market factors such as the size and availability of a part-time workforce in addition to local economic growth. Labor rates are adjusted, as necessary, to attract the required number of agents during seasonal fluctuations.

Selling, general and administrative expenses consist of expenses that support the ongoing operation of the Company. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of finite lived intangible assets, allowance for doubtful accounts, sales and marketing activities, client support services and corporate management costs. Changes in selling, general and administrative expenses primarily reflect acquisitions, the addition of new facilities over certain periods or expanded marketing activities and bad debt expense.

Results of Operations

The following table sets forth the Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost of services	48.6	51.1	51.3
Selling, general and administrative expenses	38.4	33.4	33.6
Operating income	13.0	15.5	15.1
Other income	0.2	0.0	0.2
Income before income tax expense and minority interest	13.2	15.5	15.3
Income tax expense	4.8	5.7	5.6
Minority interest	—	0.1	—

Net Income	8.4%	9.7%	9.7%

Years Ended December 31, 2002 and 2001

Revenue:    Revenues increased $40.5 million, or 5.2%, to $820.7 million in 2002 from $780.2 million in 2001. The increase in revenue included $28.4 million of revenue derived from new clients and $72.5 million derived from the acquisitions of Tel Mark Sales, Inc., Dakotah Direct II, LLC and Attention LLC. The overall revenue increase was partially offset by lower call volumes in Direct Teleservices and Operator Teleservices, as well as the wind down of 900 services in Interactive Teleservices. In addition, pricing concessions resulting from various market changes in both Direct Teleservices and Operator Teleservices contributed to a decline in revenue in Direct Teleservices and a decline in the revenue growth of Operator Teleservices.

During the year ended December 31, 2002, the Company provided service to over 900 clients. Eighty percent of the Company’s revenue was generated by 48 clients. This compares to 62 clients during the comparable period in 2001. The Company had one customer, AT&T, who accounted for 25% of total revenue for the year ended December 31, 2002 and 25% and 28% of total revenue for the years ended December 31, 2001 and 2000, respectively. During 2002, AT&T divested two business units. Excluding these business units, AT&T accounted for 19% of 2002 annual revenues.

Cost of Services:    Cost of services represents direct labor, telephone expense and other costs directly related to revenue generating activities. Cost of services increased $0.4 million, or 0.1%, to $399.3 million in 2002, up from $398.9 million for the comparable period of 2001. During 2002, cost of services as a percentage of revenue decreased to 48.6%, compared to 51.1% for the comparable period in 2001. The decrease in cost of services as a percentage of revenue can be attributed primarily to continued control of variable labor costs, a greater percentage of Interactive Teleservices and Operator Teleservices call volumes which traditionally have a lower direct cost as a percent of revenue than other Company operations and the significant reduction in 900 call volumes which have higher direct costs as a percentage of revenue than other Company operations. Lower telecommunication costs due to lower service rates negotiated with the Company’s primary telecommunications vendor also contributed to lower cost of services in 2002. Cost of services includes charge-backs relating to 900-service revenue of approximately $4.1 million in 2002.

Selling, General and Administrative Expenses:    SG&A expenses increased by $54.5 million, or 20.9%, to $314.9 million in 2002 from $260.4 million for the comparable period of 2001. The increase in SG&A is due primarily to an increase in bad debt expense of $22.6 million, increased depreciation and amortization of $11.4 million and SG&A expenses associated with the Company’s three acquisitions of $27.7 million. During the year ended December 31, 2002, the Company wrote-off $28.4 million in accounts and notes receivable, all of which had been fully previously reserved for in the allowance for doubtful accounts. The increase in depreciation is due to the overall increase in property and equipment primarily due to the purchase of interactive voice response ports during the twelve months ended December 31, 2002. As a percentage of revenue, SG&A expenses increased to 38.4% in 2002 compared to 33.4% for the comparable period of 2001.

Operating Income:    Operating income decreased by $14.3 million, or 11.9%, to $106.5 million in 2002 down from $120.8 million for the comparable period of 2001. As a percentage of revenue, operating income decreased to 13.0% in 2002 compared to 15.5% for the corresponding period of 2001 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

Other Income (Expense):    Other income (expense) includes sub-lease rental income, interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income (expense) totaled $2.1 million in 2002 compared to $0.1 million for the comparable period of 2001. The increase is primarily the result of a $3.0 million write down of an investment in Synchrony Communications, Inc. in September 2001.

Net Income:    Net income decreased $7.2 million, or 9.4%, to $68.6 million in 2002 compared to $75.8 million for the comparable period of 2001. Diluted earnings per share were $1.01 compared to $1.11 for the comparable period in 2001.

Net income includes a provision for income tax expense at an effective rate of approximately 36.6% for 2002. This compares to 37.1%, for the comparable period in 2001.

Years Ended December 31, 2001 and 2000

Revenue:    Revenue increased $55.7 million or 7.7% to $780.2 million in 2001 from $724.5 million in 2000. The increase in revenue included $26.2 million derived from new clients and $29.5 million derived from existing clients. The overall revenue increase is attributable to higher call volumes.

During the year ended December 31, 2001, the Company provided service to nearly 800 clients. Eighty percent of the Company’s total revenue was generated by 62 clients. During 2001, AT&T remained the Company’s largest client and accounted for 25% of total revenue, down from 28% in 2000.

Cost of Services:    Cost of services represents direct labor, telephone expense and other costs directly related to services activities. Cost of services increased $27.4 million or 7.4% for the year ended December 31, 2001 to $398.9 million from $371.5 million for the comparable period of 2000. As a percentage of revenue, cost of services decreased to 51.1% for 2001 from 51.3% for 2000.

Selling, General and Administrative Expenses:    SG&A expenses increased by $16.8 million or 6.9% to $260.4 million for the year ended December 31, 2001, from $243.6 million in 2000. As a percentage of revenue, SG&A expenses decreased to 33.4% for the year ended December 31, 2001, compared to 33.6% in 2000. The decrease is attributable to management’s focus on reducing these costs.

Operating Income:    Operating income increased by $11.4 million or 10.5% to $120.8 million in 2001 from $109.4 million in 2000. For the year ended December 31, 2001, operating income as a percentage of revenue increased 0.4% to 15.5% from 15.1% for 2000.

Other Income (Expense):    Other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities and capital leases. Other income (expense) for the year ended December 31, 2001, totaled $0.1 million compared to $1.5 million for 2000. The reduction of $1.4 million for the year ended December 31, 2001 is primarily the result of a $3.0 million write down of an investment in Synchrony Communications, Inc. In May 2000, the Company acquired a minority interest in Synchrony Communications, Inc. The intent of the investment was to enter into a strategic relationship with Synchrony Communications, Inc. to offer additional tools for integrating customer interactions across multiple communication channels (phone, fax, e-mail and Web chat) to deliver consistent and dynamic customer support. During the third quarter of 2001, the board of directors of Synchrony Communications, Inc. decided it would be in the best interests of Synchrony to be acquired by divine, inc. The acquisition was announced by divine, inc. on October 23, 2001 and later consummated in the fourth quarter of 2001. Based on the acquisition terms, the Company determined that this investment was permanently impaired, and as a result, the entire investment of $3.0 million was written off.

Net Income:    Net income increased by $5.5 million or 7.9% for the year ended December 31, 2001 to $75.8 million from net income of $70.3 million in 2000. Net income includes a provision for income tax expense at a combined effective rate of 37.1% and 36.7% for 2001 and 2000, respectively.

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and results and require significant or complex judgment on the part of management. The Company believes the following represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.”

Revenue Recognition—Operator Teleservices revenue is recognized at the time calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. Interactive Teleservices revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Direct Teleservices revenue is generally recognized on an hourly and success rate basis at the time the agents place calls to consumers on behalf of clients. Sales commission revenue is recognized when products are shipped by certain clients to their customers. Collection fees are recognized for services performed under various collection service agreements with the Company’s customers. Fees are earned and revenue recognized as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon contractual parameters. The Company defers recognition of revenue during the period in which customer refund obligations exist, which generally does not exceed one year. Deferred revenue is included in other current liabilities.

Allowance for Doubtful Accounts—The Company’s allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by the Company.

Goodwill and Other Intangible Assets—As a result of the three acquisitions made during 2002, the Company’s recorded goodwill as of December 31, 2002 has increased by $72.2 million to $114.1 million and the recorded value of other intangible assets as of December 31, 2002 has increased by $23.7 million to $35.3 million. Two matters arise with respect to these assets that require significant management estimates and judgment: 1) the valuation in connection with the initial purchase price allocation and 2) the ongoing evaluation of goodwill and other intangible assets for impairment. In connection with these acquisitions, a third-party valuation was completed to determine the purchase price allocation between goodwill and other intangible assets. Upon completion of this process, approximately 25% of the purchase price was assigned to various identified finite lived intangible assets and the remainder to goodwill. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Any changes in key assumptions about the businesses and their prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on the Company’s financial condition and results of operations.

Stock Options—Employees of the Company are periodically granted stock options by the Compensation Committee of the Board of Directors. As allowed under generally accepted accounting principles (“GAAP”), the Company does not record any compensation expense on the income statement with respect to options granted to employees. Alternatively, under GAAP, the Company could have recorded a compensation expense based on the fair value of employee stock options. As described in Note A in the Consolidated Financial Statements, had the Company recorded a fair value-based compensation expense for stock options, diluted earnings per share would have been $0.04 to $0.08 less than what was reported for the 2000, 2001 and 2002 fiscal years.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities in the multiple taxing jurisdictions which the Company operates within. Future tax law changes may require adjustment to the Company’s existing tax assets and liabilities.

Liquidity and Capital Resources

The Company’s primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at December 31, 2002. The Company’s credit facility contains certain financial covenants and restrictions, which were met at December 31, 2002. The credit facility expires on June 28, 2003. The Company believes it could increase the amount of the facility, if needed.

Throughout 2002, the Company purchased $60.0 million of furniture and telephone and computer equipment financed through working capital of $43.9 million and capital leases of $16.1 million. The capital leases have one to three year terms and bear interest from 4.5% to 6.1%.

Net cash flows from operating activities increased $15.3 million, or 15.0%, to $117.1 million for the year ended December 31, 2002, compared to $101.8 million for the comparable period of 2001. This increase was due primarily to an increase in depreciation and amortization and deferred tax expense and a decrease in accounts receivable. The increase over 2001 cash flows from operating activities was partially offset by lower net income, increases in other assets and the reduction in accounts payable, accrued expenses and customer deposits and holdbacks.

Net cash flows used in investing activities increased $83.2 million, to $122.7 million for the year ended December 31, 2002, compared to $39.5 million for the comparable period of 2001. This increase was primarily due to acquisitions of $80.4 million, net of cash acquired of $5.0 million, for three acquisitions consummated during the twelve months ended December 31, 2002. These were the first business acquisitions the Company has made in its history. During 2002, the Company invested $60.0 million in property and equipment, primarily for additional voice response ports and equipment for Interactive Teleservices, the construction of a network operating center and upgrades at existing facilities. The Company financed $16.1 million of equipment purchases with capital leases. The remaining $43.9 million of property and equipment purchases were paid through cash flows from operations. For the comparable period in 2001, the amount used for property and equipment purchases financed through cash flows from operations and notes payable was $46.2 million with an additional $7.5 million financed with capital leases. In 2000, the comparable amount financed through cash flows was $70.4 million, with an additional $3.9 million financed with capital leases.

Net cash flows used in financing activities decreased $10.9 million, or 57.8% to $8.0 million for the year ended December 31, 2002, compared to net cash flows used in financing activities of $18.9 million for the comparable period of 2001. During the year ended December 31, 2002, net cash flows used in financing activities were primarily for payments of debt and capital lease obligations. These payments were $20.5 million during the year ended December 31, 2002 compared to $25.6 million for the comparable period of 2001. Proceeds from stock options exercised, including related tax benefits, were $12.5 million during the year ended December 31, 2002 compared to $11.6 million for the comparable period of 2001.

During the first quarter of 2001, the Company executed synthetic lease agreements for two buildings. A special purpose trust owns both buildings and leases these to the Company. The leases are for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building constructed in Omaha, Nebraska. The leases have five-year terms with three renewal options of five years each. The lease payments are based on a variable interest rate of 87.5 basis points over a selected LIBOR, which resulted in an effective interest rate of 2.25% at December 31, 2002. The aggregate lease expense on these leases for 2002 was $0.3 million. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $31.0 million for the Omaha building. If the Company elects not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing, and the Company has guaranteed a residual value of 85% on each building. At December 31, 2002, the guarantee for the San Antonio and Omaha buildings was approximately $34.9 million.

On May 4, 2000, the Company consummated the purchase of an equity interest in excess of 80% in West Direct. In connection therewith, the Company’s venture partner was extended an option during the first 18 months to surrender its 5% equity interest in West Direct in exchange for $12.0 million in cash plus an option to acquire 325,000 shares of the Company’s common stock, exercisable at $26.03 per share. The venture partner elected to exercise this option on October 2, 2001. During the third quarter of 2002 the Company purchased an additional 10,000 shares of West Direct from a minority shareholder for $160,000. As a result, the Company owned 87.75% of West Direct at December 31, 2002.

On March 1, 2002, a promissory note for $3.7 million was assumed in the Dakotah Direct II, LLC acquisition. The note bears interest at 2.75% per annum. Interest is payable quarterly and the entire principal balance plus accrued interest is due and payable on March 1, 2003. The obligation is secured by an irrevocable standby letter of credit for an amount not to exceed $5.0 million issued by the Company on March 1, 2002. The letter of credit expires on April 1, 2003. There were no drafts presented under the letter of credit at December 31, 2002.

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

During July and September 2002, operations at two Direct Teleservices customer contact centers were temporarily suspended due to low volumes. In July, the operations of the customer contact center in Lafayette, Louisiana were relocated to another customer contact center. In September, the operations of the customer contact center in Texarkana, Arkansas were relocated to another customer contact center and the Texarkana, Arkansas customer contact center (159 workstations) is being converted for use by another division. During October 2002, the operations of the Direct Teleservices customer contact center in Hinesville, Georgia (132 workstations) were suspended. During November 2002, the operations of the customer contact centers in McAllen (209 workstations) and Odessa (117 workstations), Texas were suspended. These actions are consistent with management’s strategy to better utilize capacity throughout the Company.

Contractual Obligations

As described in Item 8. Financial Statements and Supplementary Data, the Company has contractual obligations that may affect the financial condition of the Company. However, based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations of the Company, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition or results of operations.

Below is a summary disclosure of the Company’s contractual obligations at December 31, 2002 (dollars in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$15,505	$6,067	$1,986	$7,452	$—
Capital lease obligations	14,142	6,425	7,717	—	—
Operating leases	49,304	14,143	28,480	3,942	2,739
Acquisition earnout commitments	24,252	2,752	15,750	5,750	—

Total contractual cash obligations	$103,203	$29,387	$53,933	$17,144	$2,739

The Company is subject to lawsuits and claims, which arise out of the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Management believes, except for the items listed in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, for which management is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Capital Expenditures

The Company’s operations continue to require significant capital expenditures for capacity expansion and upgrades. Capital expenditures were $60.0 million for the year ended December 31, 2002, in which $43.9 million of these expenditures were financed from operations and the remaining $16.1 million of expenditures were financed using capital leases. Capital expenditures were $53.7 million for the year ended December 31, 2001, in which, $39.2 million of these expenditures were financed from operations, $7.0 million from notes payable to a bank and the remaining $7.5 million of expenditures were financed using capital leases. Capital expenditures for the year ended December 31, 2002 consisted primarily of additional voice response ports and equipment purchases for Interactive Teleservices and upgrades at existing facilities. The Company is also constructing a network operations center to centralize the control of all agent and automated transactions. The total cost of the center is approximately $10.0 million and is expected to be completed early in 2003. This center is expected to provide improved utilization of capacity as well as improved physical security of the network operations. The Company currently projects its capital expenditures for 2003 to be approximately $50.0 to $55.0 million primarily for capacity expansion and upgrades at existing facilities and the addition of one customer contact center in the first half of 2003.

The Company believes that the cash flows from operations, together with existing cash and cash equivalents, financing through capital or operating leases, and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or any of its subsidiaries, which are not already pledged as collateral securing existing credit facilities of the Company or any of its affiliates. The Company or any of its affiliates may be required to guarantee any existing or additional credit facilities.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Recent Legislation

The recent amendments to the TSR may have a material impact on both revenue and profitability of the Company. The TSR will have the greatest effect on West Direct, Direct Teleservices and Direct Response services. Based upon preliminary estimations, the Company believes the changes to the TSR will have a material impact on West Direct’s ability to make upsells on the calls handled by Direct Response. Although the changes will have a material impact on West Direct’s revenue it is not clear at this time the extent of the impact to profitability. The TSR is expected to extend the average call length for Direct Response services and therefore will have a positive impact on per call revenue. However, the additional expense to Direct Response’s clients, including West Direct, may result in a corresponding decrease in overall call volume if the clients’ profitability per call is negatively impacted. The addition of a national “do not call” list is expected to reduce the number of households that may be called by Direct Teleservices. However, the extent of that impact is dependent upon the types of programs offered by clients, whether the clients call customers with which they have a pre-existing business relationship, which is exempt from the TSR, the number of people who ultimately register for the list and the timing of the implementation of this portion of the TSR. Because of these variables management is not able to quantify the impact of the changes to the TSR.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”

(“SFAS 145”). SFAS 145 concludes that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management believes that SFAS 145 will not have a significant impact on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. SFAS 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, the Company will apply the provisions of SFAS 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002. Management believes that SFAS 146 will not have a significant impact on the Company’s Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company in 2003. Management believes that FIN 45 will not have a significant impact on the Company’s Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46”). FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. This standard applies immediately to all variable interest entities created after January 31, 2003, and is effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that FIN 46 will not have a significant impact on the Company’s Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain statements under this caption constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and present expectations or projections. The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the outsourced CRM solutions industry, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company’s labor force, reliance on major clients, the success of new product innovations, legal proceedings, trend in the general economy and government regulation.

In addition, future terrorist attacks against the United States, rumors or threats of such attacks or war, armed hostilities or international calamity directly or indirectly involving the United States or its allies or military or trade disruptions may impact the Company’s operations. Subsequent to the September 11, 2001 attacks on the World Trade Center and the Pentagon, many Direct Teleservices division projects were temporarily halted and the Company also experienced a reduction in Operator Teleservices division projects as well. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in further economic declines in the United States or abroad. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may result in the volatility of the market price for the Company’s common stock and on the future price of the Company’s common stock.

The Company does not use derivative financial and commodity instruments. The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations including capital leases. The Company’s cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material market risk. The Company has $29.6 million of long-term obligations and $25.0 million of credit facilities with both fixed and variable interest rates. There were no borrowings outstanding under the $25.0 million of credit facilities at December 31, 2002. Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company’s financial position, results of operations, or cash flows given the Company’s currently existing obligations under such long-term obligations and credit facilities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is incorporated from the Company’s Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-21.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2002 annual meeting of stockholders to be held on May 15, 2003. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

The Company’s ethics code is available to any person without charge upon written request to the Company’s Secretary at 11808 Miracle Hills Drive, Omaha, Nebraska 68154.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2002 annual meeting of stockholders to be held on May 15, 2003. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2002 annual meeting of stockholders to be held on May 15, 2003. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2002 annual meeting of stockholders to be held on May 15, 2003. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s management team continues to review the Company’s internal controls and procedures and the effectiveness of those controls. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and the Executive Vice President—Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer, and the Executive Vice President—Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or taken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of the report:

	(1)	Financial Statements:

		Independent Auditors’ Report	F-1
		Consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000	F-2
		Consolidated balance sheets as of December 31, 2002 and 2001	F-3
		Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000	F-4
		Consolidated statements of stockholders’ equity for the years ended December 31, 2002, 2001 and 2000	F-5
		Notes to the Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules:

		Independent Auditors’ Report	S-1
		Schedule II (Consolidated valuation accounts for the three years ended December 31, 2002)	S-2

	(3)	Exhibits

Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description

2.01

Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention LLC, the sellers and the sellers’ representative named therein (Exhibit 2.1 to Form 8-K dated August 2, 2002, File No. 000-21771)

3.01	Restated Certificate of Incorporation of the Company (Exhibit 99.02 to Form 8-K dated December 29, 2001, File No. 000-21771)

3.02	Restated By-Laws of the Company (Exhibit 3.01 to Form 10-Q dated November 4, 2002, File No. 000-21771)

10.01	Form of Registration Rights Agreement (Exhibit 10.01 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)

10.02	Restated 1996 Stock Incentive Plan dated June 3, 2002 and Amendment No. 1 thereto dated December 30, 2002

10.03	Agreement and Plan of Reorganization (Exhibit 10.05 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)

10.04	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended February 10, 2003

10.05	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002 (Exhibit 10.01 to Form 10-Q dated November 4, 2002, File No. 000-21771)

10.06

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

Exhibit Number	Description

10.08

Personnel Company Subscription Service Agreement, dated as of November 12, 1996, between West Telemarketing Insurance Agency, Inc. and West Telemarketing Corporation Direct Teleservices (Exhibit 10.13 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)

10.09

Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Exhibit 10.14 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)

10.10	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended February 10, 2003

10.11	Employee Stock Purchase Plan dated June 3, 2002

10.12	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended February 10, 2003

10.13	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended February 10, 2003

10.14	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended February 10, 2003

10.15	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended February 10, 2003

10.16	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended February 10, 2003

10.17	Employment Agreement between the Company and Michael E. Mazour, dated July 1, 2000, as amended February 10, 2003

10.18	Restricted Stock Agreements between the Company and Paul M. Mendlik dated September 12, 2002 (Exhibit 10.02 to Form 10-Q dated November 4, 2002, File No. 000-21771)

10.19	Nonqualified Deferred Compensation Plan, dated December 30, 2002

21.01	Subsidiaries of the Company (Exhibit 21.01 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21,1996, File No. 333-13991)

23.01	Consent of Deloitte & Touche LLP

99.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/S/ THOMAS B. BARKER
Thomas B. Barker President and Chief Executive Officer (Principal Executive Officer)

March 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/S/ GARY L. WEST Gary L. West	Chairman of the Board and Director	March 11, 2003

/S/ MARY E. WEST Mary E. West	Vice Chair of the Board and Director	March 11, 2003

/S/ THOMAS B. BARKER Thomas B. Barker	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2003

/S/ PAUL M. MENDLIK Paul M. Mendlik	Executive Vice President—Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2003

/S/ WILLIAM E. FISHER William E. Fisher	Director	March 11, 2003

/S/ GEORGE H. KRAUSS George H. Krauss	Director	March 11, 2003

/S/ GREG T. SLOMA Greg T. Sloma	Director	March 11, 2003

CERTIFICATION

I, Thomas B. Barker, certify that:

1.	I have reviewed this annual report on Form 10-K of West Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date” ) and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	By:	/S/ THOMAS B. BARKER
Thomas B. Barker President and Chief Executive Officer

CERTIFICATION

I, Paul M. Mendlik, certify that:

1.	I have reviewed this annual report on Form 10-K of West Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date” ) and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	By:	/S/ PAUL M. MENDLIK
Paul M. Mendlik Executive Vice President— Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes A and B to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Omaha, Nebraska

February 4, 2003

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2002	2001	2000
REVENUE	$820,665	$780,159	$724,505
COST OF SERVICES	399,276	398,892	371,549
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	314,886	260,426	243,573

OPERATING INCOME	106,503	120,841	109,383
OTHER INCOME (EXPENSE):
Interest Income	2,828	4,694	4,440
Interest Expense—including interest expense—financing of $7, $365 and $184	(2,419)	(3,015)	(3,107)
Other, net	1,736	(1,598)	206

Other income	2,145	81	1,539

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	108,648	120,922	110,922
INCOME TAX EXPENSE:
Current income tax expense	33,204	45,119	41,466
Deferred income tax expense (benefit)	6,502	(486)	(803)

Income tax expense	39,706	44,633	40,663

INCOME BEFORE MINORITY INTEREST	68,942	76,289	70,259
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	300	503	—

NET INCOME	$68,642	$75,786	$70,259

EARNINGS PER COMMON SHARE:
Basic	$1.04	$1.17	$1.10

Diluted	$1.01	$1.11	$1.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	65,823	64,895	64,043
Dilutive impact of potential common shares from stock options	2,306	3,235	3,907

Diluted common shares	68,129	68,130	67,950

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,927	$151,520
Accounts and notes receivable, net	121,868	135,631
Accounts receivable—financing	—	18,926
Other	29,790	22,695

Total current assets	289,585	328,772
PROPERTY AND EQUIPMENT:
Property and equipment	427,625	376,072
Accumulated depreciation and amortization	(213,984)	(173,401)

Property and equipment, net	213,641	202,671

GOODWILL	114,146	41,942
INTANGIBLES, net of accumulated amortization of $4,862 and $1,481	35,310	13,377
NOTES RECEIVABLE AND OTHER ASSETS	18,140	4,673

TOTAL ASSETS	$670,822	$591,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,742	$47,426
Accrued expenses	37,088	36,788
Current maturities of long-term obligations	12,492	9,378

Total current liabilities	66,322	93,592
LONG-TERM OBLIGATIONS, less current maturities	17,155	20,893
DEFERRED INCOME TAXES	11,691	6,629
OTHER LONG TERM LIABILITIES	25,131	1,531
MINORITY INTEREST	931	631
COMMITMENTS AND CONTINGENCIES (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding
Common stock $0.01 par value, 200,000 shares authorized, 66,228 shares issued and 66,156 outstanding and 65,352 shares issued and 65,200 outstanding	662	654
Additional paid-in capital	204,335	191,821
Retained earnings	348,369	279,727
Treasury stock at cost (72 and 152 shares)	(2,697)	(4,043)
Unearned restricted stock (80 and 0 shares)	(1,077)	—

Total stockholders’ equity	549,592	468,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,822	$591,435

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,642	$75,786	$70,259
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	58,133	47,801	42,904
Amortization	3,650	2,552	2,263
Provision for bad debts	24,487	1,857	9,723
Loss on sale of equipment	385	305	723
Deferred income tax expense (benefit)	6,502	(486)	(803)
Minority interest	300	503	—
Write-off of investment	—	3,000	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(10,513)	(3,859)	(51,785)
Other assets	(10,469)	3,784	(10,145)
Accounts payable	(13,326)	1,393	12,387
Other liabilities and accrued expenses	(6,282)	(16,976)	22,790
Customer deposits and holdbacks	(4,440)	(13,876)	12,734

Net cash flows from operating activities	117,069	101,784	111,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $5,010	(80,382)	—	—
Purchase of property and equipment	(43,911)	(46,205)	(70,436)
Proceeds from disposal of property and equipment	897	141	1,425
Proceeds from payments of notes receivable	711	6,603	497

Net cash flows from investing activities	(122,685)	(39,461)	(68,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	7,000	10,000
Payments of long-term obligations	(20,499)	(25,619)	(17,701)
Redemption of preferred stock of subsidiary	—	(12,000)	—
Net change in accounts financing and notes payable financing	—	129	(4,491)
Proceeds from stock options exercised including related tax benefits	12,522	11,574	15,904

Net cash flows from financing activities	(7,977)	(18,916)	3,712

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,593)	43,407	46,248
CASH AND CASH EQUIVALENTS, Beginning of period	151,520	108,113	61,865

CASH AND CASH EQUIVALENTS, End of period	$137,927	$151,520	$108,113

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock	Total Stockholders’ Equity
BALANCE, January 1, 2000	$633	$157,647	$133,682	$—	$—	$291,962
Net income			70,259			70,259
Stock options exercised including related tax benefits (1,217 shares)	12	18,553				18,565
Treasury stock (102 shares)				(2,661)		(2,661)

BALANCE, December 31, 2000	645	176,200	203,941	(2,661)	—	378,125
Net income			75,786			75,786
Stock options exercised including related tax benefits (805 shares)	9	15,621				15,630
Treasury stock (50 shares)				(1,382)		(1,382)

BALANCE, December 31, 2001	654	191,821	279,727	(4,043)	—	468,159
Net income			68,642			68,642
Stock options exercised including related tax benefits (877 shares)	8	12,514				12,522
Issuance of restricted stock (80 shares)				1,346	(1,346)	—
Amortization of restricted stock					269	269

BALANCE, December 31, 2002	$662	$204,335	$348,369	$(2,697)	$(1,077)	$549,592

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—West Corporation (the “Company”) is one of the largest independent providers of outsourced customer relationship management, or CRM, and automated voice transaction handling solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services and direct marketing services. The Company offers its services over the telephone and the Internet. The Company’s services minimize its clients’ cost of managing their customer relationships, improve their customers’ overall experience, and provide its clients an opportunity to leverage customer data. The Company provides its CRM solutions to Fortune 1,000 companies. These services help its clients to effectively communicate with their customers, acquire and retain customers, and to manage, expand and improve their customer relationships.

Founded in 1986 and headquartered in Omaha, Nebraska, the Company operates a national network of 35 state-of-the-art customer contact centers and seven automated voice and data processing centers throughout North America, and in Jamaica and India.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Operator Teleservices revenue is recognized at the time calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. Interactive Teleservices revenue is recognized at the time calls are received or sent by automated voice response units and is billed based on call duration. Direct Teleservices revenue is generally recognized on an hourly and success based rate basis at the time the agents place calls to consumers on behalf of clients. The customer is obligated to pay for these services when these activities have been performed. Both Operator Teleservices and Direct Teleservices also generate revenue by providing assistance to their clients in the design and programming of customized applications which are generally recognized on an hourly basis at the time the services are provided. Fees are earned as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon contractual parameters. Other revenues are recognized during the period services are provided. The Company defers revenues during the period in which customer refund obligations exist. Deferred revenue, which is included in other current liabilities, was $1,040 and $4,411 at December 31, 2002 and 2001, respectively. Collection fees are recognized for services performed under various collection service agreements with its customers.

Cost of Services—Cost of services includes labor, telephone and other expense directly related to service activities.

Selling, General and Administrative Expenses—Selling, general and administrative expenses consist of expenses that support the ongoing operation of the Company. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of finite lived intangible assets, allowance for doubtful accounts, sales and marketing activities, client support services, bad debt expense and corporate management costs.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Other income (expense)—Other income (expense) includes interest income from short-term investments, interest income from an accounts receivable financing program (net of the related interest expense to fund the program), interest income from customer notes receivable, interest expense from short-term and long-term obligations and rental income. In May 2000, the Company acquired a minority interest in Synchrony Communications, Inc. The intent of the investment was to enter a strategic relationship with Synchrony Communications, Inc. to offer additional tools for integrating customer interactions across multiple communication channels (phone, fax, e-mail and Web chat) to deliver consistent and dynamic customer support. During 2001, the board of directors of Synchrony Communications, Inc. decided it would be in the best interests of Synchrony Communications, Inc. to be acquired by divine, inc. As a result, the Company determined that this investment was permanently impaired, and as a result, the entire investment of $3,000 was written off.

Cash and Cash Equivalents—For purposes of the consolidated statement of cash flows, the Company considers short-term investments with original maturities of three months or less at acquisition to be cash equivalents. Included in the December 31, 2002 cash balance is restricted cash of $719 included in trust accounts. This restricted cash represents cash collected by Attention LLC on behalf of its customers that has not yet been remitted to the respective customers. A corresponding liability is recorded in other current liabilities.

Financial Instruments—Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes receivable, notes payable and long-term obligations are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to the Company for the reissuance of notes with similar terms and remaining maturities are used to estimate fair values of the notes receivable, notes payable and long-term obligations.

Accounts and Notes Receivable—Short-term accounts and notes receivable from customers are presented net of an allowance for doubtful accounts of $5,139 in 2002 and $6,993 in 2001.

Property and Equipment—Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets or remaining lease terms and is calculated on the straight-line method. The Company’s buildings have estimated useful lives of 27 years and the majority of the other assets have estimated useful lives of three to five years.

Goodwill—At December 31, 2001, goodwill represented the excess of the value of Company stock received by minority stockholders upon their exchange of stock in certain subsidiaries over the book value of this stock. The unamortized balance of this goodwill was $41,942. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the Company ceased periodic amortization of this asset. In addition, as a result of three acquisitions made during 2002, the Company’s recorded goodwill as of December 31, 2002 has increased by $72,204 to $114,146. In accordance with SFAS No. 142, goodwill was tested for impairment during 2002. Results of that testing indicated goodwill was not impaired.

Notes Receivable and Other Assets—Long-term notes receivable from customers and other assets are presented net of an allowance for doubtful accounts of $1,000 in 2002 and $2,900 in 2001.

Customer Deposits and Holdbacks—The Company obtains directly from the billing and collection agent, revenue generated from its customers’ programs. The Company retains a specified amount of the revenue and remits the remainder to its customers. The retained amount is based upon the collection history of the customer’s

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

program success and is necessary to allow for potential adjustments, which may be claimed within one year of the actual transactions. The Company also obtains security deposits from certain customers, which are refunded to the customers when the Company discontinues service to the customers’ programs.

Income Taxes—The Company and its subsidiaries file a consolidated income tax return. The Company uses an asset and liability approach for the financial reporting of income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting.

Earnings Per Common Share—Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in the earnings of the entity. At December 31, 2002 and 2001, respectively, 869,526 and 244,000 stock options were outstanding with an exercise price exceeding the average market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

Stock Based Compensation—The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the years ended December 31, 2002, 2001 and 2000.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had the Company’s stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation; 2002, 2001 and 2000 net income and earnings per share would have been reduced to the following pro forma amounts:

	Year ended December 31,
	2002	2001	2000
Net Income:
As reported	$68,642	$75,786	$70,259
Pro forma	$64,300	$72,680	$64,840
Earnings per common share:
Basic as reported	$1.04	$1.17	$1.10
Diluted as reported	$1.01	$1.11	$1.03
Pro forma basic	$0.98	$1.12	$1.01
Pro forma diluted	$0.94	$1.07	$0.95

The weighted average fair value per share of options granted in 2002, 2001, and 2000 was $18.19, $15.44 and $14.18, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

	2002	2001	2000
Risk-free interest rate	2.2%	3.9%	6.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	120.0%	85.0%	75.0%
Expected life (years)	4.4	4.3	4.0

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Restricted Stock—In 2002 the company entered into a restricted stock agreement as part of the compensation package for a senior executive officer. This agreement called for granting 80,000 shares of restricted Company common stock at no cost to the senior executive officer. These shares carry voting rights; however sale or transfer of the shares is restricted until vested. The fair value of these restricted shares on the grant date was $16.825 per share or $1,346. These restricted shares vest over five years and will be recognized as compensation expense over that time period. During 2002, $269 was recognized as compensation expense.

Preferred Stock—The Board of Directors of the Company has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to ten million shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of common stock.

Minority Interest—On May 4, 2000, the Company consummated the purchase of an equity interest in excess of 80% in a new venture West Direct, Inc., that was formed to develop and commercialize an innovative new technology that is the subject of a patent issued on April 25, 2000. The technology relates to a process that the Company believes could have applications in the CRM industry and a wide range of other industries. In connection therewith, the Company’s venture partner was extended an option during the first 18 months of the venture to surrender its 5% equity interest in the venture in exchange for $12,000 in cash plus an option to acquire 325,000 shares of the Company’s common stock, exercisable at $26.03 per share. The venture partner elected to exercise this option on October 2, 2001. The Company utilized the Black-Scholes pricing model to value the options to acquire the 325,000 shares of the Company’s Common Stock. The sum of that calculation and the $12,000 in cash resulted in the valuation of the patent at $14,666, which is being amortized over the life of the patent, 17 years. During the third quarter of 2002 the Company purchased an additional 10,000 shares of West Direct, Inc. from a minority stockholder for $160. As a result, the Company owned 87.75% of West Direct, Inc. at December 31, 2002.

Recent Accounting Pronouncements—In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 concludes that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management believes that SFAS 145 will not have a significant impact on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. SFAS 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, the Company will apply the provisions of SFAS 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002. Management believes that SFAS 146 will not have a significant impact on the Company’s Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company in 2003. Management believes that FIN 45 will not have a significant impact on the Company’s Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46”). FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. This standard applies immediately to all variable interest entities created after January 31, 2003, and is effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that FIN 46 will not have a significant impact on the Company’s Consolidated Financial Statements.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

B.    GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS NO. 142

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets beginning on January 1, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Company has determined that presently goodwill is not impaired and therefore no write-off is necessary. The historical impact of not amortizing goodwill would have resulted in an increase in net income for the year ended December 31, 2001 and 2000 by $1,684. The following table presents the effect of not amortizing goodwill on reported net income, basic earnings per share and diluted earnings per share.

	December 31,
	2002	2001	2000
Reported net income	$68,642	$75,786	$70,259
Add back: Goodwill amortization	—	1,684	1,684

Adjusted net income	$68,642	$77,470	$71,943

Basic earnings per share:
Reported net income	$1.04	$1.17	$1.10
Goodwill amortization	—	0.02	0.02

Adjusted net income	$1.04	$1.19	$1.12

Diluted earnings per share:
Reported net income	$1.01	$1.11	$1.03
Goodwill amortization	—	0.03	0.03

Adjusted net income	$1.01	$1.14	$1.06

The Company also has a patent, which is classified as a finite life intangible asset. This patent was valued at $14,666 when it was acquired on May 4, 2000. The patent is being amortized over the life of the patent, 17 years,

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

using a straight-line method. Goodwill and other intangible assets acquired in 2002 through acquisitions are discussed in Note C.

C.    ACQUISITIONS

During the year ended December 31, 2002, the Company acquired the following three entities for a cost of $80,382, net of cash received of $5,010, plus an additional $11,440 in assumed liabilities. The results of operations of the acquired businesses are included in the accompanying statement of operations and statement of cash flows subsequent to their respective acquisition dates.

•	Tel Mark Sales, Inc., based in Appleton, Wisconsin, is a provider of outsourced business to business telesales services. The stock of Tel Mark Sales, Inc. was acquired on January 1, 2002.

•	Dakotah Direct II, LLC, based in Spokane, Washington, is a customer relationship services company that focuses on providing marketing and customer solutions through inbound and outbound services. The membership interests of Dakotah Direct II, LLC were acquired on March 1, 2002.

•	Attention LLC, based in Atlanta, Georgia, provides accounts receivable management to clients in various industries. The membership interests of Attention LLC were acquired on August 1, 2002.

There is a provision for a three-year contingent earn-out with a maximum earn-out of $5,000 per year relating to one of the acquisitions completed in the first quarter of 2002. The earn-out is based on the acquired entity achieving certain revenue growth objectives. Based on the revenue growth achieved by this entity an accrual of $2,752 was recorded in 2002. In the Attention LLC acquisition additional consideration will be payable over the four year period between 2004 and 2008, which will range from a minimum of $21,500 to a maximum of $50,000, based on the acquired entity’s satisfaction of certain earnings objectives during the years ending December 31, 2003 thru 2007. At December 31, 2002, the $21,500 minimum payment was accrued as an other long-term obligation.

The Company has allocated the excess of the cost over the fair value of the assets acquired and liabilities assumed to goodwill based on independent appraisals. The appraisals for one of the acquisitions had not been completed at December 31, 2002. Goodwill recognized in those three transactions amounted to $72,204. Other intangible assets recognized in those transactions amounted to $25,322. These intangible assets, including customer lists, a favorable lease, non-competition agreements, trade names and software, are being amortized over one to twenty years depending on the estimated remaining useful lives of the various intangible assets.

Amortization expense for finite lived intangible assets was $3,381, $868 and $576 for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense for these intangible assets over the next five-years are as follows:

Year Ending December 31,
2003	$4,671
2004	$4,253
2005	$3,730
2006	$3,276
2007	$3,035

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The Company’s unaudited pro forma results of operations for the years ended December 31, 2002 and 2001, assuming the acquisitions referred to above occurred as of the beginning of the periods presented are as follows:

	2002	2001
Revenue	$842,414	$870,711
Net Income	$ 68,636	$ 81,823
Earnings per common share—basic	$ 1.04	$ 1.26
Earnings per common share—diluted	$ 1.01	$ 1.20

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies. The Company believes synergies and cost savings will result from the acquisitions and would affect the pro forma results noted above.

D.    PROPERTY AND EQUIPMENT

Property and equipment, at cost consisted of the following:

	December 31,
	2002	2001
Land and improvements	$6,729	$6,710
Buildings	43,413	42,314
Telephone and computer equipment	261,403	220,387
Office furniture and equipment	40,760	37,484
Leasehold improvements	60,290	59,005
Construction in progress	15,030	10,172

	$427,625	$376,072

The Company leases certain land, buildings and equipment under operating and capital leases, which expire at varying dates through March 2014. Rent expense on operating leases was $10,983, $8,188 and $6,730 for the years ended December 31, 2002, 2001 and 2000, respectively, exclusive of related party lease expense as discussed in Note G. On all real estate leases, the Company pays real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to five years. All of the capital leases call for transfer of ownership or contain bargain purchase options at the end of the lease term. Amortization of assets purchased through capital lease agreements is included in depreciation expense.

	December 31,
	2002	2001
Assets under capital leases consisted of:
Telephone and computer equipment	$19,288	$23,176
Office furniture and equipment	—	676
Lease/building improvements	—	101

Total costs	19,288	23,953
Accumulated depreciation	(4,703)	(8,284)

Net book value	$14,585	$15,669

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more and present value of the net minimum lease payments are as presented below exclusive of related party leases as discussed in Note G:

	Operating Leases	Capital Leases
Year Ending December 31,
2003	$14,143	$6,923
2004	11,758	5,934
2005	9,770	2,021
2006	6,952	—
2007	2,411	—
2008 and thereafter	4,270	—

Total minimum obligations	$49,304	14,878

Less interest at 4.49% to 6.12%		736

Present value of net minimum lease payments		14,142
Less current portion		6,425

		$7,717

During the first quarter of 2001, the Company executed lease agreements for a 34,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska that was completed in 2002. The leases have five-year terms with three renewal options of five years each. The lease payments are based on a variable interest rate at 87.5 basis points over a selected LIBOR, 1.378%, at December 31, 2002. The actual interest rate at December 31, 2002 was 2.25%. The estimated aggregate lease expense on these leases for 2003 through 2007 is included in the minimum lease payments schedule above. The Company may, at any time elect to exercise a purchase option of approximately $10,000 for the San Antonio building and approximately $31,000 for the Omaha building. If the Company elects not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing, and the Company has guaranteed a residual value of 85% on each building. At December 31, 2002, the guarantee for the San Antonio and Omaha buildings was approximately $34,850.

D.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2002	2001
Accrued wages and benefits	$13,717	$11,412
Customer deposits and holdbacks	3,691	8,131
Accrued phone	4,025	5,520
Other current liabilities	15,655	11,725

	$37,088	$36,788

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

F.    LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

The Company has a $25,000 unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0% (actual rate 3.25% at December 31, 2002). The revolving credit facility expires on June 28, 2003. Outstanding borrowings under the revolving credit facility totaled $-0- at December 31, 2002 and 2001. The Company’s credit facility contains certain financial and other covenants which contain current ratio and tangible net worth requirements and limitations on indebtedness, among others. The financial covenants were met at December 31, 2002.

Long-term obligations consisted of the following:

	December 31,
	2002	2001
Mortgage note payable to bank, due in monthly installments of $55 plus interest at 0.5% less than the prime rate with a minimum rate of 5% and a maximum rate of 8% per annum, balloon payment at maturity at January 1, 2007	$10,100	$—
Mortgage note payable to bank, refinanced on March 8, 2002	—	10,717
Note payable to bank, due in monthly installments of $278, including interest at 1% less than the prime rate (actual rate 3.25% at December 31, 2002) maturing June 30, 2003	1,667	5,000
Notes payable repaid in 2002	—	7,100
Promissory note assumed in the Dakotah Direct II, LLC acquisition, interest at 2.75%, interest only paid quarterly, maturing March 1, 2003	3,738	—
Capital lease obligations (See Note D)	14,142	7,454

	29,647	30,271
Less current maturities:
Debt	6,067	6,525
Capital lease obligations (See Note D)	6,425	2,853

Current maturities of long-term obligations	12,492	9,378

Long-term obligations	$17,155	$20,893

Several of the agreements contain restrictive financial covenants, which, among other things, require the maintenance of certain ratios and minimum tangible net worth, as defined in the agreements. The financial covenants were met at December 31, 2002.

Scheduled maturities on long-term debt excluding capital lease obligations described in Note D, are as follows:

Year Ending December 31,
2003	$6,067
2004	662
2005	662
2006	662
2007	7,452

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

G.    RELATED PARTY TRANSACTIONS

The Company leases certain office space owned by a partnership whose partners are majority stockholders of the Company. The lease expires August 31, 2004, and is accounted for as an operating lease. Required lease payments are as follows:

Year Ending December 31,
2003	$1,035
2004	717

Lease expense was $976, $921 and $869 for the years ended December 31, 2002, 2001 and 2000, respectively.

H.	INCOME TAXES

Components of the actual income tax expense were as follows:

	Year Ended December 31,
	2002	2001	2000
Current income tax expense:
Federal	$30,477	$44,006	$39,134
State	2,727	1,113	2,332

	33,204	45,119	41,466

Deferred income tax expense (benefit):
Federal	6,069	(418)	(707)
State	433	(68)	(96)

	6,502	(486)	(803)

	$39,706	$44,633	$40,663

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2002	2001	2000
Statutory rate	35.0%	35.0%	35.0%
State income tax effect	1.6%	0.6%	1.4%
Other	0.0%	1.5%	0.3%

	36.6%	37.1%	36.7%

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$2,270	$3,710
Deferred tax liabilities:
Depreciation	11,691	6,629

Net deferred tax liability	$9,421	$2,919

The deferred tax assets at December 31, 2002 and 2001 were included in other current assets.

I.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

The Company has a 401(k) plan, which covers substantially all employees twenty-one years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, the Company will match 50% of employees’ contributions up to 14% of their gross salary if the employee satisfies the 1,000 hours of service requirement during the calendar year. The Company’s matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were $1,634, $1,233 and $1,614 for the years ended December 31, 2002, 2001 and 2000, respectively. The Dakotah Direct II, LLC 401(k) plan was merged into the Company’s plan during 2002. The 401(k) plans of Tel Mark Sales, Inc. and Attention LLC will be merged into the Company’s 401(k) plan early in 2003. Employer contributions under these two plans were $279 for the year ended December 31, 2002.

During 2000, the Company established a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from other funds of the Company and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. The Company will match 50% of employee contributions, limited to the same maximums as those of the 401(k) plan. Total employer contributions under the plan were $428, $318 and $221 for the years ended December 31, 2002, 2001 and 2000.

During December 2002, the Company established the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in Common Stock of the Company (“Common Shares”). The Company will match 50% of any amounts notionally invested in Common Shares, where matched amounts are subject to a five year vesting schedule with 20% vesting each year. The Deferred Compensation Plan is an unfunded benefit plan, and all participants have the same rights as unsecured general creditors of the Company.

In June 2002, the Company amended the Company’s 1996 Stock Incentive Plan (the “Plan”), which authorizes the grant to employees, consultants and non-employee directors of the Company options to purchase Common Shares, as well as other incentive awards based on the Common Shares. Awards covering a maximum

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

of 9,499,500 Common Shares may be granted under the Plan. Subject to stockholder approval at the Company’s next annual meeting, the Plan has been amended to increase this maximum to 12,499,500 Common Shares. The expiration date of the Plan, after which no awards may be granted, is September 24, 2006. However, the administration of the Plan shall continue in effect until all matters relating to the payment of options previously granted have been settled.

The following table presents the activity of the stock options for each of the fiscal years ended December 31, 2002, 2001 and 2000 and the stock options outstanding at the end of the respective fiscal years:

	Stock Option Shares	Weighted Average Exercise Price
Outstanding at January 1, 2000	7,011,400	$9.7634

Granted	145,000	24.0054
Canceled	(60,780)	9.8268
Exercised	(1,182,995)	9.7268

Outstanding at December 31, 2000	5,912,625	10.1194

Granted	474,000	23.9668
Canceled	(383,865)	9.7027
Exercised	(804,520)	9.7979

Outstanding at December 31, 2001	5,198,240	11.4626

Granted	338,000	23.1665
Canceled	(279,165)	9.9765
Exercised	(876,619)	9.7803

Outstanding at December 31, 2002	4,380,456	$12.7981

Shares available for future grants at December 31, 2002	5,254,910

The following table summarizes information about the Company’s employee stock options outstanding at December 31, 2002:

Range of Exercise Prices	Stock Option Shares Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Stock Option Shares Exercisable	Weighted Average Exercise Price

$8.00—$8.00	8,000	6.36	$ 8.00	8,000	$ 8.00
$9.69—9.69	3,125,800	5.96	$ 9.6875	1,451,410	$ 9.6875
$10.81—19.79	439,005	7.47	$12.6256	199,501	$11.4818
$20.70—24.85	471,653	8.58	$23.0351	97,779	$22.797
$25.31—25.45	81,500	7.96	$25.3361	39,756	$25.3333
$26.01—26.01	10,000	8.37	$26.01	2,000	$26.01
$26.14—26.14	15,000	9.37	$26.14	—	—
$26.78—26.78	67,500	8.09	$26.7813	16,878	$26.7813
$27.56—27.56	83,748	8.01	$27.5625	20,494	$27.5625
$31.62—31.62	78,250	9.25	$31.62	—	—

$8.00—$31.62	4,380,456	6.58	$12.7981	1,835,818	$11.2871

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

During May 1997, the Company and its stockholders adopted the 1997 Employee Stock Purchase Plan (the “1997 Stock Purchase Plan”). The 1997 Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings. Each employee participating in any offering is granted an option to purchase as many full Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from the Company during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price. On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering, the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the 1997 Stock Purchase Plan. The maximum number of Common Shares available for sale under the 1997 Stock Purchase Plan was 1,965,532 Common Shares. In accordance with its terms, the 1997 Stock Purchase Plan expired on June 30, 2002.

During June 2002, the Company adopted the 2002 Employee Stock Purchase Plan (The “2002 Stock Purchase Plan”). The terms of the 2002 Stock Purchase Plan are substantially the same as the terms of the 1997 Stock Purchase Plan described above. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($22.14 at July 1, 2002). The 2002 Stock Purchase Plan, and all awards granted thereunder, are subject to stockholder approval at the Company’s next annual meeting.

J.    COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company’s clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company’s clients. On February 6, 2002 the court denied the plaintiffs’ motion for class certification. On March 7, 2002, the plaintiffs filed an interlocutory appeal to the 8th District Court of Appeals for the state of Ohio. Oral arguments were heard on December 4, 2002 and the Company is awaiting a decision from the Court.

Patricia Sanford v. Memberworks Incorporated, et al., pending in the United States District Court, Southern District of California, Case No. 02CV0601H was filed on March 28, 2002. West Corporation and West Telemarketing Corporation, are named as defendants in the plaintiff’s class action complaint. The other defendants include Memberworks Incorporated, MWI Essentials, MWI Leisure Advantage, MWI Home &

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Garden, MWI Connections and MWI Valuemax. The complaint alleges that class members were sold club memberships by misleading means or billed for club memberships they did not purchase as a part of an upsell offer after ordering another product. The plaintiff asserts four separate claims. The plaintiff claims the defendants mailed unordered merchandise to the plaintiff and the similarly situated class members in violation of 39 USC § 3009. The plaintiff also seeks declaratory relief granting the plaintiff the right to keep any unordered merchandise as a gift. The plaintiff has also asserted claims for conversion, unjust enrichment and fraud. The purported class is composed of all persons in the United States who, after calling a telephone number to inquire about or purchase another product, (1) were sent a membership kit in the mail; (2) were charged for a Memberworks membership program; and (3) were customers of a joint venture between Memberworks and the Company or were wholesale customers of the Company. The Company filed a motion to dismiss for lack of personal jurisdiction, which was denied. The Company joined with Memberworks Incorporated on a motion to dismiss on various other grounds. On July 12, 2002, this motion to dismiss was granted. On September 12, 2002, the plaintiff filed a petition to arbitrate the claims with the American Arbitration Association’s Fresno, California office. Despite the fact that the District Court’s order on July 12, 2002 explicitly held that the plaintiff’s claims against West Corporation and West Telemarketing Corporation were not subject to mandatory arbitration, the plaintiff named West Corporation and West Telemarketing Corporation as defendants in the arbitration. The Company believes that West Corporation and West Telemarketing Corporation are not proper defendants in the arbitration and that the American Arbitration Association lacks jurisdiction over West Corporation and West Telemarketing Corporation. On September 25, 2002, the Company sent a letter to the American Arbitration Association detailing this position. The American Arbitration Association determined that the arbitration should go forward without West Corporation and West Telemarketing Corporation as parties. However, the American Arbitration Association indicated that it may consider West Corporation or West Telemarketing Corporation necessary parties in the future.

Patricia Sanford v. West Corporation et al., pending in the California Superior Court, San Diego County, Case No. GIC805541, was filed on February 13, 2003. West Corporation and West Telemarketing Corporation are named as defendants in the plaintiff’s class action complaint. The factual allegations are identical to those in the U.S. District Court Sanford case. The definition of the purported class is also identical. The complaint alleges violations of the California Consumer Legal Remedies Act, California Civ Code § 1750 et seq.; unfair business acts in violation of California Business and Professions Code § 17200 et seq.; untrue or misleading advertising in violation of California Business and Professions Code § 17500 et seq.; and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation. The complaint seeks monetary damages, including punitive damages, as well as injunctive relief. The Company’s response to the complaint is due on March 25, 2003.

K.	SIGNIFICANT CUSTOMERS AND CREDIT RISK CONCENTRATION

For the years ended December 31, 2002, 2001 and 2000, the Company had 48, 62 and 34 major customers, respectively, who accounted for approximately 80% of total revenues. The Company had one customer, AT&T, who accounted for 25% of total revenue for the year ended December 31, 2002 and 25% and 28% of total revenue for the years ended December 31, 2001 and 2000, respectively. During 2002, AT&T divested two business units. Excluding these business units, AT&T accounted for 19% of 2002 annual revenues. On December 31, 2002 the Company had no material revenue or assets outside the United States.

The accounts and notes receivable subject the Company to the potential for credit risk with their customers. At December 31, 2002, five customers accounted for $53,790 or 38.9% of the gross receivables, compared to

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

$79,619, or 47.6% of gross receivables at December 31, 2001. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company maintains an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. As of February 4, 2003, $30,378  of the $53,790 of the December 31, 2002 gross receivables, noted above had been collected.

L.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental information about the Company’s cash flows for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,
	2002	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,286	$2,599	$3,580
Cash paid during the period for income taxes	$29,709	$43,280	$32,961
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$16,138	$7,536	$3,860
Future obligation related to acquisitions	$24,252	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Acquisition of patent through issuance of preferred stock of subsidiary	$—	$—	$14,666
Treasury stock acquired in exchange for stock options exercised	$—	$1,382	$2,661
Issuance of stock options in consideration for minority interest	$—	$2,674	$—
Issuance of restricted stock from treasury stock	$1,346	$—	$—

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

M.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2002 and 2001.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$210,548	$195,076	$199,354	$215,687
Cost of services	102,320	92,787	98,103	106,066
Selling, general and administrative expenses	73,365	71,166	80,320	90,035

Operating income	34,863	31,123	20,931	19,586
Other income	711	431	406	597

Income before income tax expense	35,574	31,554	21,337	20,183
Income tax expense	12,876	11,220	7,682	7,928
Minority Interest	106	49	48	97

Net income	$22,592	$20,285	$13,607	$12,158

Earnings per common share:
Basic	$0.35	$0.31	$0.21	$0.18
Diluted	$0.33	$0.30	$0.20	$0.18

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue	$203,042	$193,006	$180,968	$203,143
Cost of services	103,034	98,431	93,713	103,714
Selling, general and administrative expenses	66,091	64,171	61,736	68,428

Operating income	33,917	30,404	25,519	31,001
Other income (expense)	654	994	(2,063)	496

Income before income tax expense	34,571	31,398	23,456	31,497
Income tax expense	12,661	11,704	8,691	11,577
Minority Interest	73	209	24	197

Net income	$21,837	$19,485	$14,741	$19,723

Earnings per common share:
Basic	$0.34	$0.30	$0.23	$0.30
Diluted	$0.32	$0.28	$0.22	$0.29

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

West Corporation

We have audited the consolidated financial statements of West Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 4, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Omaha, Nebraska

February 4, 2003

S-1

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2002

(AMOUNTS IN THOUSANDS)

Description	Balance Beginning of Year	Reserves Obtained with Acquisitions	Additions— Charged to Cost and Expenses	Deductions— Amounts Charged-Off	Balance End of Year
December 31, 2002—Allowance for doubtful accounts—Accounts and notes receivable	$9,893	$155	$24,487	$28,396	$6,139

December 31, 2001—Allowance for doubtful accounts—Accounts and notes receivable	$9,379	—	1,857	1,343	$9,893

December 31, 2000—Allowance for doubtful accounts—Accounts and notes receivable	$4,717	—	9,723	5,061	$9,379

The year end balance in the allowance for doubtful accounts—accounts and notes receivable (current) for the years ended 2002, 2001 and 2000 was $5,139, $6,993 and $6,611 respectively. The year end balance in the allowance for doubtful accounts—long-term notes receivable for the years ended 2002, 2001 and 2000 was $1,000, $2,900 and $2,768, respectively.

S-2

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description	Sequential Page Number
2.01

Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention LLC, the sellers and the sellers’ representative named therein (Exhibit 2.1 to Form 8-K dated August 2, 2002, File No. 000-21771)

*

3.01	Restated Certificate of Incorporation of the Company (Exhibit 99.02 to Form 8-K dated December 29, 2001, File No. 000-21771)	*

3.02	Restated By-Laws of the Company (Exhibit 3.01 to Form 10-Q dated November 4, 2002, File No. 000-21771)	*

10.01	Form of Registration Rights Agreement (Exhibit 10.01 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)	*

10.02	Restated 1996 Stock Incentive Plan dated June 3, 2002 and Amendment No. 1 thereto dated December 30, 2002	*	*

10.03	Agreement and Plan of Reorganization (Exhibit 10.05 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)	*

10.04	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended February 10, 2003	*	*

10.05	Employment Agreement between the Company and Paul M. Mendlik, dated September 12, 2002, effective November 4, 2002 (Exhibit 10.01 to Form 10-Q dated November 4, 2002 File No. 000-21771)	*

10.06

Stock Redemption Agreement, dated April 9, 1996, by and among John W. Erwin, Gary L. West, Mary E. West and Troy L. Eaden (Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)

*

10.07

Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, Troy L. Eaden and the Company (Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)

*

10.08

Personnel Company Subscription Service Agreement, dated as of November 12, 1996, between West Telemarketing Insurance Agency, Inc. and West Telemarketing Corporation Direct Teleservices (Exhibit 10.13 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)

*

10.09

Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Exhibit 10.14 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)

*

10.10	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended February 10, 2003	*	*

10.11	Employee Stock Purchase Plan dated June 3, 2002	*	*

10.12	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended February 10, 2003	*	*

10.13	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended February 10, 2003	*	*

Exhibit Number	Description	Sequential Page Number
10.14	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended February 10, 2003	*	*

10.15	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended February 10, 2003	*	*

10.16	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended February 10, 2003	*	*

10.17	Employment Agreement between the Company and Michael E. Mazour, dated July 1, 2000, as amended February 10, 2003	*	*

10.18	Restricted Stock Agreements between the Company and Paul M. Mendlik dated September 12, 2002 (Exhibit 10.02 to Form 10-Q dated November 4, 2002, File No. 000-21771)	*

10.19	Nonqualified Deferred Compensation Plan, dated December 30, 2002	*	*

21.01	Subsidiaries of the Company (Exhibit 21.01 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)	*

23.01	Consent of Deloitte & Touche LLP	*	*

99.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*	*

99.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*	*

*	Indicates that the page number for such item is not applicable.
**	Filed herewith.