Form 10-K/A
period 2002-12-31
WEST CORP
filed 2003-03-19
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-21771

West Corporation

(Exact name of Registrant as specified in its charter)

Delaware	47-0777362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11808 Miracle Hills Drive, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 963-1500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity) as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $416.7 million. At March 3, 2003, 66,210,033 shares of common stock of the registrant were outstanding.

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held on May 15, 2003 are incorporated into Part III.

PORTION AMENDED

West Corporation (the “Company”), in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 11, 2003 (the “Original Form 10-K”), to include on the cover page of the Original Form 10-K the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second quarter. In addition, as required by Rule 12b-15 of the Exchange Act, the registrant’s principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-K/A. This Form 10-K/A should be read together with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/S/ THOMAS B. BARKER
Thomas B. Barker President and Chief Executive Officer (Principal Executive Officer)

March 19, 2003

2

CERTIFICATION

I, Thomas B. Barker, certify that:

1.	I have reviewed this annual report on Form 10-K/A of West Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date: March 19, 2003	/S/ THOMAS B. BARKER
Thomas B. Barker President and Chief Executive Officer

CERTIFICATION

I, Paul M. Mendlik, certify that:

1.	I have reviewed this annual report on Form 10-K/A of West Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date: March 19, 2003	/S/ PAUL M. MENDLIK
Paul M. Mendlik Executive Vice President - Chief Financial Officer and Treasurer