Form 10-Q
period 2003-03-31
WEST CORP
filed 2003-05-08
CIK 1024657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                   ---

At April 25, 2003, 66,298,996 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                                      INDEX

                                                                                        Page No.
PART I.  FINANCIAL INFORMATION .......................................................         3
      Item 1. Financial Statements
              Consolidated Statements of Operations -
              Three Months Ended March 31, 2003 and 2002 .............................         4
              Consolidated Balance Sheets - March 31, 2003 and December 31, 2002 .....         5
              Consolidated Statements of Cash Flows - Three Months Ended
              March 31, 2003 and 2002 ................................................         6
              Notes to Consolidated Financial Statements .............................         7
      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................................        11
      Item 3. Quantitative and Qualitative Disclosure About Market Risk ..............        15
      Item 4. Controls and Procedures ................................................        16


PART II.  OTHER INFORMATION ..........................................................        17
      Item 1. Legal Proceedings ......................................................        17
      Item 6. Exhibits and Reports on Form 8-K .......................................        17
SIGNATURES ...........................................................................        18
CERTIFICATIONS .......................................................................        19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Independent Accountants' Report

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 22, 2003

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ---------------------------
                                                                                           2003           2002
                                                                                       ------------   ------------
REVENUE                                                                                 $   216,186    $   210,548
COST OF SERVICES                                                                            103,262        102,320
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                 81,017         73,365
                                                                                       ------------   ------------
OPERATING INCOME                                                                             31,907         34,863

OTHER INCOME (EXPENSE):
    Interest income                                                                             409            961
    Interest expense                                                                           (337)          (605)
    Other, net                                                                                  384            355
                                                                                       ------------   ------------
       Other income                                                                             456            711
                                                                                       ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                                       32,363         35,574

INCOME TAX EXPENSE:
    Current income tax expense                                                               15,536         15,000
    Deferred income tax (benefit)                                                            (3,433)        (2,124)
                                                                                       ------------   ------------
        Income tax expense                                                                   12,103         12,876
                                                                                       ------------   ------------

INCOME BEFORE MINORITY INTEREST                                                              20,260         22,698

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY                                      165            106
                                                                                       ------------   ------------

NET INCOME                                                                              $    20,095    $    22,592
                                                                                       ============   ============

EARNINGS PER COMMON SHARE:
    Basic                                                                               $      0.30    $      0.35
                                                                                       ============   ============
    Diluted                                                                             $      0.30    $      0.33
                                                                                       ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic common shares                                                                      66,185         65,402
    Dilutive impact of potential common shares from stock options                             1,283          3,215
                                                                                       ------------   ------------
    Diluted common shares                                                                    67,468         68,617
                                                                                       ============   ============

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  March 31,         December 31,
                                                                                    2003               2002
                                                                                --------------     --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $      187,424     $      137,927
  Accounts receivable, net                                                             110,235            121,868
  Other                                                                                 28,463             29,790
                                                                                --------------     --------------
    Total current assets                                                               326,122            289,585
PROPERTY AND EQUIPMENT:
  Property and equipment                                                               440,245            427,625
  Accumulated depreciation and amortization                                           (229,991)          (213,984)
                                                                                --------------     ---------------
    Total property and equipment, net                                                  210,254            213,641
GOODWILL                                                                               120,456            114,146
INTANGIBLE ASSETS, net of accumulated amortization of $5,838 and $4,862                 32,139             35,310
NOTES RECEIVABLE  AND OTHER ASSETS                                                      13,789             18,140
                                                                                --------------     ---------------
TOTAL ASSETS                                                                    $      702,760     $      670,822
                                                                                ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                              $       15,829     $       16,742
  Accrued expenses                                                                      54,439             37,088
  Current maturities of long-term obligations                                            6,920             12,492
  Income tax payable                                                                     9,983                  -
                                                                                --------------     --------------
    Total current liabilities                                                           87,171             66,322
LONG TERM OBLIGATIONS, less current maturities                                          15,566             17,155
DEFERRED INCOME TAXES                                                                    9,019             11,691
OTHER LONG TERM LIABILITIES                                                             19,428             25,131
MINORITY INTEREST                                                                        1,096                931
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding. Common stock $0.01 par value, 200,000 shares authorized,
  66,286 shares issued and 66,214 outstanding and 66,228 shares issued
    and 66,156 outstanding                                                                 663                662
  Additional paid-in capital                                                           204,983            204,335
  Retained earnings                                                                    368,464            348,369
  Treasury stock at cost (72 shares)                                                    (2,697)            (2,697)
  Unearned restricted stock (64 and 80 shares)                                            (933)            (1,077)
                                                                                --------------     --------------
    Total stockholders' equity                                                         570,480            549,592
                                                                                --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      702,760     $      670,822
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

                                WEST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             ---------------------------
                                                                                2003              2002
                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $  20,095         $  22,592
     Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation and amortization                                            17,219            14,326
       (Gain) loss on sale of equipment                                            (31)               57
       Deferred income tax  benefit                                             (3,433)           (2,124)
       Minority Interest                                                           165               106
     Changes in operating assets and liabilities before effects from acquisitions:
       Accounts receivable                                                      11,638            24,860
       Other assets                                                             (1,532)           (6,027)
       Accounts payable                                                           (913)           (2,579)
       Other liabilities and accrued expenses                                    9,535            (3,748)
       Customer deposits and holdbacks                                           1,814              (793)
       Income tax payable                                                       13,837            12,317
                                                                             ---------         ---------
           Net cash flows from operating activities                             68,394            58,987
                                                                             ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition costs, net of cash received                                         -           (45,644)
     Purchases of property and equipment                                       (12,722)           (6,426)
     Proceeds from disposal of property and equipment                               40                 9
     Proceeds from payments of notes receivable                                    294               198
                                                                             ---------         ---------
          Net cash flows from investing activities                             (12,388)          (51,863)
                                                                             ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt assumed with the acquisition of subsidiary                                 -             3,739
     Payments of long-term obligations                                          (7,161)           (3,409)
     Proceeds from stock options exercised including related tax
     benefits                                                                      652             6,505
     Net change in accounts receivable financing                                     -           (10,154)
                                                                             ---------         ---------
          Net cash flows from financing activities                              (6,509)           (3,319)
                                                                             ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                        49,497             3,805
CASH AND CASH EQUIVALENTS, Beginning of period                                 137,927           151,520
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, End of period                                     $ 187,424         $ 155,325
                                                                             =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                $     293         $     541
                                                                             =========         =========
     Cash paid during the period for income taxes                            $     325         $     358
                                                                             =========         =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Acquisition of property through assumption of long-term
     obligations                                                             $       -         $   8,277
                                                                             =========         =========

   The accompanying notes are an integral part of these financial statements.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF CONSOLIDATION AND PRESENTATION

     West Corporation (the "Company") is one of the largest independent providers of outsourced customer relationship management ("CRM") and automated voice transaction handling solutions in the United States. The Company enables its clients to completely outsource a full range of services, including processing of customer initiated contacts, automated voice response services and direct marketing services. The Company offers its services over the telephone and the Internet. The Company's services minimize its clients' cost of managing their customer relationships, improve their customers' overall experience, and provide its clients an opportunity to leverage customer data. The Company provides its CRM solutions to Fortune 1,000 companies. These services help its clients to effectively communicate with their customers, acquire and retain customers, and to manage, expand and improve their customer relationships.

     Founded in 1986 and headquartered in Omaha, Nebraska, the Company operates a network of state-of-the-art customer contact centers and automated voice and data processing centers throughout North America, and in Jamaica and India.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46"). FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will either absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. This standard applies immediately to all variable interest entities created after January 31, 2003, and is effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes, for the reasons explained in Note 8 to these Consolidated Financial Statements, that FIN 46 will not have a significant impact on the Company's Consolidated Financial Statements.

3.   ACQUISITIONS

     During 2002, the Company acquired Tel Mark Sales, Inc., Dakotah Direct II, LLC and Attention LLC for an aggregate cost of $80.4 million, net of cash received of $5.0 million, which was paid entirely in cash.

     The Company has allocated the excess of the cost over the fair value of the assets acquired and liabilities assumed to goodwill based on independent appraisals. The appraisal for the acquisition of Attention LLC had not been completed at March 31, 2003. Goodwill recognized in those three transactions amounted to $78.5 million. Other intangible assets recognized in those transactions amounted to $19.0 million. These intangible assets, including customer lists, a favorable lease, non-competition agreements, trade names and software, are being amortized over one to twenty years depending on the estimated remaining useful lives of the various intangible assets. Amortization expense for finite lived intangible assets was $0.8 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company's unaudited pro forma results of operations for the three months ended March 31, 2002 assuming the acquisitions referred to above occurred as of the beginning of the period presented (in thousands, except per share data) are as follows:

Revenue                              $ 225,731

Net Income                           $  24,228

Earnings per common share-basic      $    0.37
Earnings per common share-diluted    $    0.35

     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

     On March 27, 2003, the Company announced the acquisition of ITC Holding Company, Inc., the parent company of InterCall, Inc. ("InterCall") for a net purchase price of $399.6 million in cash, subject to adjustment. Headquartered in Chicago, InterCall is currently the largest privately held provider of conferencing services in the world. InterCall provides audio, video and web conferencing services that are designed to meet the teleconferencing needs of a broad range of customers across a diverse range of businesses.

     The acquisition of InterCall is expected to close during the second quarter of 2003 and will be funded with cash and two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $125.0 million. Both facilities will bear interest at a variable rate over a selected LIBOR based on the Company's leverage. The initial LIBOR spread is expected to be 150 basis points over the selected LIBOR. The facilities will bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. The facilities will be secured by the capital stock of all material existing and future domestic and foreign subsidiaries of the Company. All obligations of the Company under the facilities will be unconditionally guaranteed by all material existing and subsequently acquired domestic subsidiaries of the Company. Financial covenants will apply and will be measured on a rolling four-quarter basis. Outstanding principal of the term loan will be payable quarterly commencing in the first full fiscal quarter following the closing of the transaction in the amounts and periods shown below:

              Months 1-12      Months 13-24     Months 25-36     Months 37-48
              -----------      ------------     ------------     ------------
Term Loan     $40.0 million    $45.0 million    $50.0 million    $65.0 million

     The acquisition is subject to customary closing conditions including the approval by the stockholders of the parent company of InterCall. Stockholders owning a majority of the voting stock of the parent company have agreed to vote in favor of the acquisition.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ACCRUED EXPENSES

     Accrued expenses consisted of the following as of:

                                                March 31,      December 31,
                                                  2003            2002
                                               -----------    ------------
   Accrued wages and benefits                  $   21,248     $    13,717
   Customer deposits                                5,505           3,691
   Accrued phone                                    2,196           4,025
   Acquisition earnout commitment                   7,752           2,752
   Other current liabilities                       17,738          12,903
                                               -----------    ------------
                                               $   54,439     $    37,088
                                               ===========    ============

5.   MINORITY INTEREST

     On April 1, 2003, the Company consummated a reorganization merger involving its 87.75% owned subsidiary, West Direct, Inc. ("West Direct"). Pursuant to that certain Agreement and Plan of Merger, dated as of March 31, 2003 (the "Merger Agreement"), by and among the Company, West Direct, WD Acquisition Corp., ("Acquisition") a Delaware corporation and a wholly owned subsidiary of the Company, and each of the West Direct stockholders named therein, West Direct merged (the "Merger") with and into Acquisition, with Acquisition surviving the Merger with the name "West Direct, Inc." As a result of the Merger and subject to the terms of the Merger Agreement, the Company owns 100% of West Direct and each share of common stock of West Direct (other than those held by the Company) was automatically converted into the right to receive 1.9625 shares of the Company's common stock. The four minority stockholders of West Direct, who are each executive officers of the Company or West Direct, received an aggregate of 240,411 shares of the Company's common stock in the Merger, some of which is subject to vesting requirements. Holders of outstanding and unexercised options exercisable for shares of common stock of West Direct received options of equivalent value exercisable for 97,143 shares of the Company's common stock pursuant to the Company's Restated 1996 Stock Incentive Plan. The Merger and the transactions contemplated thereby were approved by the Board of Directors of the Company.

6.   EARNINGS PER SHARE

     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At March 31, 2003 and 2002 there were 1,877,026 and 0 options outstanding, respectively, with exercise prices exceeding the market value of the Company's common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

7.   STOCK BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the three months ended March 31, 2003 and 2002.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation; net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been reduced to the following pro forma amounts:

                                            Three months ended March 31,
                                           ------------------------------
                                              2003                2002
                                           ----------          ----------
Net Income:
    As reported                            $   20,095          $   22,698
    Pro forma                              $   18,043          $   21,465

Earnings per common share:
    Basic as reported                      $     0.30          $     0.35
    Diluted as reported                    $     0.30          $     0.33
    Pro forma basic                        $     0.27          $     0.33
    Pro forma diluted                      $     0.27          $     0.31

     The weighted average fair value per share of options granted in the three months ended March 31, 2003 and 2002 was $14.89 and $19.53, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

                                                    2003          2002
                                                 ----------    ----------
Risk-free interest rate                                2.2%          2.2%
Dividend yield                                         0.0%          0.0%
Expected volatility                                  115.0%        120.0%
Expected life (years)                                  4.4           4.4

     The following table presents the activity of the stock options for the three months ended March 31, 2003:

                                                 Stock Option     Weighted Average
                                                    Shares         Exercise Price
                                                --------------   ------------------
Outstanding at December 31, 2002                     4,380,456            $ 12.7981
     Granted                                         1,043,750              16.5757
     Canceled                                          (64,100)             14.9986
     Exercised                                         (57,175)              9.7372
                                                --------------   ------------------
Outstanding at March 31, 2003                        5,302,931            $  13.548
                                                ==============   ==================
Shares available for future grants at
     March 31, 2003                                  4,275,260
                                                ==============

     The following table summarizes information about the Company's employee stock options outstanding at March 31, 2003:

                                       Average         Weighted                           Weighted
   Range of        Stock Option       Remaining         Average                           Average
   Exercise           Shares         Contractual       Exercise        Stock Option       Exercise
    Prices         Outstanding      Life in Years        Price      Shares Exercisable      Price
--------------    -------------    ---------------     --------     ------------------    --------
$ 8.00 - $ 8.00           8,000          6.12          $ 8.00                    8,000    $ 8.00
$ 9.69 -   9.69       3,044,525          5.71          $ 9.6875              1,791,210    $ 9.6875
$10.81 -  14.77         373,380          7.01          $11.4472                182,130    $10.813
$16.58 -  16.58       1,018,750          9.76          $16.58                        -           -
$18.02 -  25.31         592,903          8.26          $22.9585                164,274    $23.2916
$25.45 -  26.01          24,000          8.22          $25.6833                  8,000    $25.59
$26.14 -  26.14          15,000          9.12          $26.14                        -           -
$26.78 -  26.78          67,500          7.84          $26.7813                 33,756    $26.7813
$27.56 -  27.56          81,873          7.76          $27.5625                 40,655    $27.5625
$31.62 -  31.62          77,000          9.01          $31.62                        -           -
                  -------------    ---------------     --------     ------------------    --------
$ 8.00 - $31.62       5,302,931          6.99          $13.548               2,228,025    $11.4191
                  =============    ===============     ========     ==================    ========

8.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the item discussed below for which the Company is currently unable to predict the outcome or reasonably estimate the possible loss or range of losses associated with the claim, the disposition of the claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

                                WEST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County Superior Court. This matter arises out the same facts and involves the same plaintiff as Patricia Sanford v. Memberworks Incorporated, et al., Case No. 02CV0601H filed in the United States District Court, Southern District of California as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code (S)(S)1750 et seq., unfair business practices in violation of Cal. Bus. & Prof. Code (S)(S)17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code (S)(S)17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as injunctive relief. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. ("MWI") membership kit in the mail, were charged for an MWI membership program, and were customers of a joint venture between MWI and the Company or West Telemarketing Corporation ("WTC") or were wholesale customers of the Company or WTC. The Company and WTC have moved to dismiss the case on the grounds that the California courts lack personal jurisdiction over them, and are awaiting the court's ruling on that motion.

     During the first quarter of 2001, the Company executed synthetic lease agreements for two buildings. A special purpose trust owns both buildings and leases these to the Company. The leases are for an 84,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska. The leases have five-year terms with renewal options. The lease payments are based on a variable interest rate of 87.5 basis points over a selected LIBOR, which resulted in an effective interest rate of 2.19% at March 31, 2003. The aggregate lease expense on these leases for the three months ended March 31, 2003 and 2002 were $89,100 and $84,253, respectively. Based on the Company's variable-rate obligation at March 31, 2003, each 50 basis point increase would increase annual interest expense by approximately $206,000. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $31.0 million for the Omaha building. If the Company elects not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. The Company has guaranteed a residual value of 85% to the lessor upon the sale of each building. At March 31, 2003, the guarantee for the San Antonio and Omaha buildings was approximately $34.9 million.

     The Company and the lender are currently working on a transaction whereby a development company will acquire the debt and equity holdings of the special purpose trust. The special purpose trust will be terminated and the development company will become the owner of the two buildings. The Company will lease the buildings from this development company under terms similar to the existing lease arrangement. The development company is not a variable interest entity as defined by FIN 46. In addition, the development company will utilize some level of recourse capital to fund the acquisition of the buildings. The Company expects to execute this transaction in conjunction with the acquisition financing described above. Upon completion of this transaction, the facility will bear interest at a variable rate equal to the two new acquisition related facilities described above. This transaction will be completed prior to July 1, 2003, which is the first interim period beginning after June 15, 2003 as required in FIN 46.

     These synthetic lease arrangements qualify and are recorded as operating leases versus capital leases. The initial recognition and measurement provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), are required on a prospective basis to guarantees issued or modified after December 31, 2002. Thus, the Company will recognize the fair value of the guaranteed residual value in its financial statements when the lease arrangements with the new owner-lessor, mentioned above, commence.

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

CRITICAL ACCOUNTING POLICIES

        The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and results and require significant or complex judgment on the part of management. The accounting policies the Company considers critical are its accounting policies with respect to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets, stock options and income taxes. For additional discussion of these critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and 2002

        Revenue: For the three months ended March 31, 2003, revenue increased $5.7 million, or 2.7%, to $216.2 million up from $210.5 million for the three months ended March 31, 2002. The overall revenue increase is attributable primarily to the acquisitions of Dakotah Direct II, LLC and Attention LLC. This increase was partially offset by reduced call volumes in Direct Teleservices and Operator Teleservices. The increase in revenue included $6.1 million derived from new clients and $15.5 million derived from the acquisitions of Dakotah Direct II, LLC and Attention LLC, which were acquired on March 1, 2002 and August 1, 2002, respectively. During the three months ended March 31, 2003, 80% of the Company's total revenue was generated by 43 clients. This compares to 45 clients during the comparable period in 2002. During the three months ended March 31, 2003, AT&T Corp. remained the Company's largest client and accounted for 19% of total revenue, up from 17% during the comparable period in 2002. These percentages do not include the former Wireless and Broadband units of AT&T, which were divested from AT&T in 2002.

        Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to providing services to clients. Costs of services increased $1.0 million, or 0.9%, in the first quarter of 2003 to $103.3 million, up from $102.3 million for the comparable period of 2002. As a percentage of revenue, cost of services decreased to 47.8% for the first quarter of 2003 compared to 48.6% for the comparable period of 2002. This reduction was due to the continued control of variable labor costs and telecommunications costs by the Company, as well as a greater percentage of Interactive Teleservices call volumes which traditionally have a lower direct cost as a percent of revenue than other Company operations.

        Selling, general and administrative expenses ("SG&A"): SG&A expenses increased by $7.6 million, or 10.4%, to $81.0 million for the first quarter of 2003 up from $73.4 million for the comparable period of 2002. As a percentage of revenue, SG&A expenses increased to 37.5% for the first quarter of 2003 compared to 34.8% for the comparable period of 2002. The increase can be attributed primarily to increases in salaries and employee benefits of $3.5 million and depreciation and amortization of finite life intangible assets of $2.9 million related to the 2002 acquisitions discussed above.

        Operating income: Operating income decreased by $3.0 million, or 8.5%, to $31.9 million in the first quarter of 2003, down from $34.9 million in the first quarter of 2002. As a percentage of revenue, operating income decreased to 14.8% for the first quarter of 2003 compared to 16.6% for the corresponding period of 2002 due to the factors discussed above for revenue, cost of services and SG&A expenses.

        Other income: Other income includes sub-lease rental income, interest income from short-term investments, interest income from customer notes receivable and interest expense from short-term and long-term borrowings under credit facilities, a mortgage note and capital leases. Other income for the first quarter of 2003 totaled $456,000 compared to $711,000 for the first quarter of 2002. The decrease in other income was the result of lower interest rates earned on the Company's cash and cash equivalents.

        Net income: Net income decreased by $2.5 million, or 11.1%, for the first quarter of 2003, to $20.1 million from net income of $22.6 million for the first quarter of 2002. Net income includes a provision for income tax expense at an effective rate of approximately 37.4% for the three months ended March 31, 2003 and approximately 36.2% for the comparable period of 2002.

Liquidity and Capital Resources

        The Company's primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

        The Company has a $25.0 million unsecured revolving credit facility. Advances under the revolving credit facility bear interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility at March 31, 2003. The Company's credit facility contains certain financial covenants and restrictions, which were met at March 31, 2003. The credit facility expires on June 28, 2003. The Company expects to replace this revolving credit facility when the Company closes the proposed transaction with ITC Holding Company, Inc.

        Net cash flow from operating activities increased $9.4 million, or 15.9%, to $68.4 million for the three months ended March 31, 2003, compared to net cash flows from operating activities of $59.0 million for the three months ended March 31, 2002. The increase was due primarily to a decrease in accounts receivable, an increase in depreciation and amortization and an increase in other liabilities and accrued expenses. This increase was partially offset by a decrease in net income and accounts payable.

        Net cash flow used in investing activities was $12.4 million for the three months ended March 31, 2003, compared to $51.9 million for the comparable period of 2002. The decrease in cash flow used in investing activities was primarily due to the two acquisitions completed by the Company during the first quarter of 2002 requiring approximately $45.6 million of cash flow. The decrease was partially reduced by an increase in the cash purchases of property and equipment in 2003. The Company invested $12.7 million in capital expenditures primarily for a new call center in Canada, which began taking calls in April of 2003, and a new network operations center completed in March of 2003. This compares to the $14.7 million invested during the same period in 2002. However, the 2002 purchases were financed by $8.3 million of capital lease obligations and the remaining $6.4 million were funded through cash flow from operations. The Company did not utilize any new capital lease financing in the first quarter of 2003. The Company projects its capital expenditures during the last nine months of 2003 to be approximately $40.0 million to $45.0 million, primarily for equipment and upgrades at existing facilities.

        Net cash flow used in financing activities was $6.5 million for the three months ended March 31, 2003, compared to $3.3 million for the comparable period of 2002. During the three months ended March 31, 2003 and 2002, net cash flow used in financing activities was primarily for payments of debt and capital lease obligations. These payments were $7.2 million during the three months ended March 31, 2003 compared to $3.4 million for the comparable period of 2002. Proceeds from stock options exercised including related tax benefits were $0.7 million during the three months ended March 31, 2003 compared to $6.5 million for the comparable period of 2002. During the three months ended March 31, 2002, debt obligations in the amount of $3.7 million were assumed in the acquisition of Dakotah Direct II LLC. This obligation was paid in full during the three months ended March 31, 2003.

         On March 27, 2003, the Company announced the acquisition of InterCall for a net purchase price of $399.6 million in cash, subject to adjustment. The acquisition is expected to close during the second quarter of 2003 and will be funded with cash and two bank credit facilities. The first facility is a $200.0 million four year term loan. The second facility is a revolving credit facility of up to $125.0 million. Both facilities will bear interest at a variable rate over a selected LIBOR based on the Company's leverage. The initial LIBOR spread is expected to be 150 basis points over the selected LIBOR. The facilities will bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. The facilities will be secured by the capital stock of all material existing and future domestic and foreign subsidiaries of the Company. All obligations of the Company under the facilities will be unconditionally guaranteed by all material existing and subsequently acquired domestic subsidiaries of the Company. Financial covenants will apply and will be measured on a rolling four-quarter basis. Outstanding principal of the term loan will be payable quarterly commencing in the first full fiscal quarter following the closing of the transaction in the amounts and periods shown below:

             Months 1-12      Months 13-24    Months 25-36      Months 37-48
             -----------      ------------    ------------      ------------
Term Loan    $40.0 million    $45.0 million   $50.0 million     $65.0 million

        The acquisition is subject to customary closing conditions including the approval by the stockholders of the parent company of InterCall. Stockholders owning a majority of the voting stock of the parent company have agreed to vote in favor of the acquisition.

Contractual Obligations

        The Company's contractual obligations are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The balance of the promissory note assumed in the acquisition of Dakotah Direct II, LLC (in the amount of $3.7 million) was paid off during the three months ended March 31, 2003. The note payable to a bank of $1.7 million at December 31, 2002 was also paid off during the three months ended March 31, 2003. These two items and the obligations expected to be incurred with the purchase of InterCall as described in the previous two paragraphs are the only material changes to the Company's contractual obligations since December 31, 2002.

Capital Expenditures

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

Other Events

        On April 1, 2003, the Company consummated a reorganization merger involving its 87.75% owned subsidiary, West Direct. Pursuant to that certain Merger Agreement, by and among the Company, West Direct and Acquisition, and each of the West Direct stockholders named therein, West Direct merged with and into Acquisition, with Acquisition surviving the Merger with the name "West Direct, Inc." As a result of the Merger and subject to the terms of the Merger Agreement, the Company owns 100% of West Direct and each share of common stock of West Direct (other than those held by the Company) was automatically converted into the right to receive 1.9625 shares of the Company's common stock. The four minority stockholders of West Direct, who are each executive officers of the Company or West Direct, received an aggregate of 240,411 shares of the Company's common stock in the Merger, some of which is subject to vesting requirements. Holders of outstanding and unexercised options exercisable for shares of common stock of West Direct received options of equivalent value exercisable for 97,143 shares of the Company's common stock pursuant to the Company's Restated 1996 Stock Incentive Plan. The Merger and the transactions contemplated thereby were approved by the Board of Directors of the Company.

Off-Balance Sheet Arrangements

        See "Note 7 Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

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

Market Risk Management

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

        As of March 31, 2003, the Company had $22.5 million of long-term obligations, $41.0 million of a synthetic lease obligation and $25.0 million of credit facilities with variable interest rates. The long-term obligations were composed of a $9.9 million variable rate mortgage note and $12.6 million in numerous fixed rate capital leases. There were no borrowings outstanding under the $25.0 million credit facilities at March 31, 2003.

        The Company has entered into variable-rate debt that, at March 31, 2003 had an outstanding balance of $9.9 million. This variable rate debt is a mortgage note payable to a bank, bearing a variable interest rate of 0.5% less than the prime rate with a minimum rate of 5% and a maximum rate of 8%. Based on the Company's obligation under this mortgage note at March 31, 2003, each 50 basis point increase over the current minimum 5% interest rate would increase annual interest expense by approximately $50,000. If the interest rate were to increase to the maximum rate of 8%, the annual interest expense would be increased by approximately $300,000.

        The remaining $12.6 million of long term obligations as of March 31, 2003 consisted of numerous capital leases with fixed interest rates ranging from 4.49% to 6.12%.

        The Company has entered into a synthetic lease that had an outstanding balance of $41.0 million at March 31, 2003. This variable rate lease bears a variable interest rate of 87.5 basis points over a selected LIBOR, for an effective rate of 2.19% as of March 31, 2003. Based on the Company's obligation under this synthetic lease at March 31, 2003, each 50 basis point increase would increase annual interest expense by approximately $206,000.

        Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company's financial position, results of operations on cash flows given the Company's currently existing obligations under such long-term obligations and credit facilities.

Foreign Currency Risk

        On March 31, 2003 the Company had no material revenue or assets outside the United States. The Company operates under contractual arrangements for workstation capacity in India and Jamaica. The contracts are denominated in U.S. dollars. These call centers are receiving or initiating calls only from or to customers in the United States. The Company has no direct management or ownership of the personnel or assets at these foreign locations. These sites do not currently have dedicated customers. Therefore, the particular programs or campaigns run at these sites could be moved to other operations.

Investment Risk

        The Company does not use derivative financial or commodity instruments. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company's cash and cash equivalents, accounts and notes receivable and accounts and notes payable balances are generally short-term in nature and do not expose the Company to material investment risk.

Item 4.  Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. The Company's management team continues to review the Company's internal controls and procedures and the effectiveness of those controls. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Executive Vice President
- Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of its business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the item discussed below for which the Company is currently unable to predict the outcome, or reasonably estimate the possible loss or range of losses associated with the claim, the disposition of the claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

          Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County Superior Court. This matter arises out the same facts and involves the same plaintiff as Patricia Sanford v. Memberworks Incorporated, et al., Case No. 02CV0601H filed in the United States District Court, Southern District of California as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code (S)(S) 1750 et seq., unfair business practices in violation of Cal. Bus. & Prof. Code (S)(S) 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code (S)(S) 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as injunctive relief. The complaint is brought on behalf of a purported class of persons in California who were sent an MWI membership kit in the mail, were charged for an MWI membership program, and were customers of a joint venture between MWI and the Company or WTC or were wholesale customers of the Company or WTC. The Company and WTC have moved to dismiss the case on the grounds that the California courts lack personal jurisdiction over them, and are awaiting the court's ruling on that motion.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

               The Company filed a Report on Form 8-K, dated March 28, 2003, with the Securities and Exchange Commission to disclose the execution of an agreement to purchase all of the outstanding shares of capital stock of ITC Holding Company, Inc., parent and sole stockholder of InterCall.

               The Company filed a Report on Form 8-K, dated April 1, 2003, with the Securities and Exchange Commission to disclose the agreement and plan of merger executed in connection with the acquisition of InterCall.

               The Company filed a Report on Form 8-K, dated April 2, 2003, with the Securities and Exchange Commission to disclose a reorganization merger involving its 87.75% owned subsidiary, West Direct.

               The Company filed a Report on Form 8-K, dated April 24, 2003, with the Securities and Exchange Commission to disclose its operating results for the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WEST CORPORATION


                                      By:      /s/ Thomas B. Barker
                                          -------------------------------
                                          Thomas B. Barker
                                          President and Chief Executive Officer

                                      By:      /s/ Paul M. Mendlik
                                          --------------------------------
                                          Paul M. Mendlik
                                          Executive Vice President -
                                          Chief Financial Officer and Treasurer

Date: May 8, 2003

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date" ); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 8, 2003              /s/ Thomas B. Barker
                                    --------------------
                                    Thomas B. Barker
                                    President and Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date" ); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 8, 2003                     /s/ Paul M. Mendlik
                                           -------------------
                                           Paul M. Mendlik
                                           Executive Vice President -
                                           Chief Financial Officer and Treasurer