Form 10-Q
period 2003-06-30
WEST CORP
filed 2003-08-14
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-21771

West Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	47-0777362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11808 Miracle Hills Drive, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 963-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

At August 1, 2003, 67,013,051 shares of Common Stock, par value $.01 per share, of the registrant (“Common Stock”) were outstanding.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders

West Corporation

Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2003, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska

July 22, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE	$237,559	$195,076	$453,745	$405,624
COST OF SERVICES	106,224	92,787	209,486	195,106
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	97,845	71,166	178,862	144,532

OPERATING INCOME	33,490	31,123	65,397	65,986

OTHER INCOME (EXPENSE):
Interest income	219	691	627	1,670
Interest expense	(1,337)	(674)	(1,673)	(1,296)
Other, net	456	414	840	768

Other income (expense)	(662)	431	(206)	1,142

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	32,828	31,554	65,191	67,128

INCOME TAX EXPENSE:
Current income tax expense	12,503	13,004	26,039	28,004
Deferred income tax (benefit)	(536)	(1,784)	(1,969)	(3,908)

Total income tax expense	11,967	11,220	24,070	24,096

INCOME BEFORE MINORITY INTEREST	20,861	20,334	41,121	43,032

MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY	—	49	165	155

NET INCOME	$20,861	$20,285	$40,956	$42,877

EARNINGS PER COMMON SHARE:
Basic	$0.31	$0.31	$0.62	$0.65

Diluted	$0.30	$0.30	$0.60	$0.63

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	66,569	65,659	66,431	65,506
Dilutive impact of potential common shares from stock options	2,528	2,832	1,886	3,024

Diluted common shares	69,097	68,491	68,317	68,530

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,386	$137,927
Accounts and notes receivable, net of allowance of $10,635 and $6,139	147,305	121,868
Other	33,587	29,790

Total current assets	235,278	289,585
PROPERTY AND EQUIPMENT:
Property and equipment	504,052	427,625
Accumulated depreciation and amortization	(250,013)	(213,984)

Total property and equipment, net	254,039	213,641
GOODWILL	385,911	114,146
INTANGIBLE ASSETS, net of accumulated amortization of $8,811 and $4,862	124,287	35,310
NOTES RECEIVABLE AND OTHER ASSETS	19,264	18,140

TOTAL ASSETS	$1,018,779	$670,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,468	$16,742
Accrued Expenses	58,135	37,088
Current maturities of long-term obligations	41,886	12,492

Total current liabilities	121,489	66,322
LONG TERM OBLIGATIONS, less current maturities	211,806	17,155
DEFERRED INCOME TAXES	58,974	11,691
OTHER LONG TERM OBLIGATIONS	22,491	25,131

MINORITY INTEREST	—	931

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 200,000 shares authorized, 66,996 shares issued, 66,924 outstanding and 66,228 shares issued and 66,156 outstanding	671	662
Additional paid-in capital	219,610	204,335
Retained earnings	389,325	348,369
Accumulated other comprehensive income	375	—
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (203 and 80 shares)	(3,265)	(1,077)

Total stockholders’ equity	604,019	549,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,018,779	$670,822

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,956	$42,877
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	34,204	28,054
Amortization	4,402	1,076
Deferred income tax (benefit)	(1,969)	(3,908)
Other	186	256
Changes in operating assets and liabilities before effects from acquisitions:
Accounts receivable	12,449	21,944
Other assets	387	(11,472)
Accounts payable	(3,717)	(5,551)
Other liabilities and accrued expenses	(304)	(8,463)
Customer deposits and holdbacks	324	(3,653)
Income tax payable	(4,282)	—

Net cash flows from operating activities	82,636	61,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs, net of cash received of $13,913 and $1,678	(375,706)	(41,905)
Purchases of property and equipment	(24,003)	(20,772)
Proceeds from disposal of property and equipment	96	14
Proceeds from payments of notes receivable	1,170	396

Net cash flows from investing activities	(398,443)	(62,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt - term loan	200,000	—
Proceeds from issuance of debt - revolving line of credit	50,000	—
Payments of long-term obligations	(25,958)	(5,936)
Proceeds from stock option exercises including related tax benefits	8,068	8,481
Net change in accounts receivable financing and accounts payable financing	—	(13,657)

Net cash flows from financing activities	232,110	(11,112)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	156	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(83,541)	(12,219)
CASH AND CASH EQUIVALENTS, Beginning of period	137,927	151,520

CASH AND CASH EQUIVALENTS, End of period	$54,386	$139,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$537	$1,325

Cash paid during the period for income taxes	$21,210	$24,503

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquistion of property with debt obligation financing	$—	$13,114
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of common stock from employee stock purchase plan	$624	$—

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION

West Corporation (the “Company”) is one of the largest independent providers of outsourced communication services and worldwide conferencing services. The Company enables its clients to completely outsource a full range of communication services, as well as providing audio, video and web conferencing services. The Company provides services to its clients through two segments, communication services and conferencing services.

The Company’s communication services segment is composed of agent and automated services. Agent services provide clients with a complete portfolio of agent-based services driven by both customer–initiated and Company-initiated transactions. The Company offers its clients large volume transaction-processing capabilities, including order processing, customer acquisition, customer retention, customer care, and accounts receivable management. Agent services are primarily directed towards consumer applications including a presence in business-to-business applications. Automated services utilize over 150,000 Interactive Voice Response (“IVR”) ports which provide large volume automated voice response services to clients. Examples of IVR services include secured automated credit card activation, prepaid calling card services, automated product information request, answers to frequently asked questions, utility power outage reporting and call routing and call transfer services.

The Company’s conferencing services include a fully integrated suite of audio, video and web conferencing services. Audio conferencing services include a full spectrum of audio conferencing solutions – from the most basic automated to operator-assisted highly complex event driven solutions. Video conferencing services provide basic video conferencing services with the additional ability to share documents and presentations on the Internet. Web conferencing services provide web conferencing and interactive web casting services.

Founded in 1986 and headquartered in Omaha, Nebraska, the communication services segment operates a network of state-of-the-art customer contact centers and automated voice and data processing centers throughout the United States, and in Jamaica, India and Canada. The conferencing services segment operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia and New Zealand.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended. All intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

Revenue recognition - The Company’s communication services segment recognizes revenue for customer-initiated, agent based services, including order processing, customer acquisition, customer retention and customer care in the month that calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. For agent based services that are initiated by the Company including order processing, customer acquisition, customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that the Company place calls to consumers on behalf of clients. Revenue for accounts receivable management services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration.

Conferencing services revenue is recorded when services are provided and generally consist of per-minute charges. Revenues are reported net of any volume or special discounts.

Stock based compensation - The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the six months ended June 30, 2003 and 2002.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had the Company’s stock option and stock purchase plan been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation; net income and earnings per share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the following pro forma amounts:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Income:
As reported	$20,861	$20,285	$40,956	$42,877
Pro forma	$17,517	$19,006	$35,560	$40,365

Earnings per common share:
Basic as reported	$0.31	$0.31	$0.62	$0.65
Diluted as reported	$0.30	$0.30	$0.60	$0.63
Pro forma basic	$0.26	$0.29	$0.54	$0.62
Pro forma diluted	$0.25	$0.28	$0.52	$0.59

The weighted average fair value per share of options granted during the three months ended June 30, 2003 and 2002 was $16.93 and $24.85, respectively. The weighted average fair value per share of options granted during the six months ended June 30, 2003 and 2002 was $17.59 and $21.95, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

	2003	2002
Risk-free interest rate	2.2%	2.2%
Dividend yield	0.0%	0.0%
Expected volatility	115.0%	120.0%
Expected life (years)	4.4	4.4

Recent accounting pronouncements - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46”). FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will either absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. This standard applies immediately to all variable interest entities created after January 31, 2003, and is effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46 in the second quarter of 2003. The Company recognized the $2.4 million fair value of the guaranteed residual value, upon completion of a synthetic lease agreement during the second quarter of 2003 in its financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet completed its assessment of the anticipated adoption impact, if any, of EITF Issue No. 00-21.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. ACQUISITIONS

During 2002, the Company acquired Tel Mark Sales, Inc., Dakotah Direct II, LLC and Attention LLC for an aggregate cost of $80.4 million, net of cash received of $5.0 million, which was paid entirely in cash.

For these three acquisitions completed in 2002, the Company has allocated the excess of the cost over the fair value of the assets acquired and liabilities assumed to goodwill based on independent appraisals. The appraisals for the Tel Mark Sales, Inc. and Dakotah Direct II, LLC acquisitions were completed in 2002. The appraisal for the acquisition of Attention LLC was completed during the three months ended June 30, 2003. Goodwill recognized in those three transactions amounted to $79.1 million. Other intangible assets recognized in those transactions amounted to $18.6 million. These intangible assets, including customer lists, a favorable lease, non-competition agreements, trade names and software, are being amortized over one to twenty years, on a straight line basis, depending on the estimated remaining useful lives of the various intangible assets.

On March 27, 2003, the Company announced the acquisition of ITC Holding Company, Inc., the parent company of InterCall, Inc. (“InterCall”) for a net purchase price of $399.6 million in cash, subject to a final working capital adjustment. Headquartered in Chicago, Illinois, InterCall was the largest privately held provider of conferencing services in the world. InterCall provides audio, video and web conferencing services that are designed to meet the teleconferencing needs of a broad range of customers across a diverse range of businesses.

The acquisition of InterCall closed on May 9, 2003 and was funded with cash and two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $125.0 million. At June 30, 2003 $50.0 million was outstanding on the revolving credit facility. Both facilities bear interest at a variable rate over a selected LIBOR based on the Company’s leverage. The effective interest rate on June 30, 2003 was 2.94%. The initial LIBOR spread is 150 basis points over the selected LIBOR. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. The facilities are secured by the capital stock of all material existing and future domestic and foreign subsidiaries of the Company. All obligations of the Company under the facilities are unconditionally guaranteed by all material existing and subsequently acquired domestic subsidiaries of the Company. The facilities contain various financial covenants, the most restrictive of which include a consolidated leverage ratio of funded debt to adjusted earnings before interest expense and income, taxes, depreciation and amortization (“EBITDA”), which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earnout obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. The Company was in compliance with these financial covenants as at June 30, 2003. Outstanding principal of the term loan is payable quarterly commencing in the first full fiscal quarter following the closing of the InterCall acquisition in the amounts and periods shown below:

	Months 1-12	Months 13 - 24	Months 25 - 36	Months 37 - 48
Term Loan	$40.0 million	$45.0 million	$50.0 million	$65.0 million

For the InterCall acquisition, the Company has allocated the excess of the cost over the fair value of the assets acquired and liabilities assumed to goodwill, tradenames and other finite lived intangible assets based on a preliminary estimate provided by a third-party appraiser. Pending completion of the independent appraisal of InterCall, estimated goodwill is $261.8 million. The amount of other finite lived intangible assets recognized in this acquisition is estimated to be $51.8 million. These finite lived intangible assets, including customer lists and software, are being amortized over five years based on the estimated remaining useful lives of the intangible assets. Amortization expense for finite lived intangible assets was $1.7 million for the period commencing May 9, 2003 through June 30, 2003.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Below is a summary of the estimated fair values of the assets acquired and liabilities assumed at May 9, 2003 in the InterCall acquisition. The Company is in the process of obtaining a third-party valuation of certain intangible assets; thus the allocation of purchase price is subject to refinement.

(in thousands)	At May 9, 2003
Current assets	$58,154
Property and equipment	52,059
Other assets	1,330
Intangible assets	95,770
Goodwill	261,837

Total assets acquired	469,150

Current liabilities	36,290
Deferred income tax payable	29,035

Total liabilities assumed	65,325

Net assets acquired	$403,825

Below is a summary of the major intangible assets and average amortization period for each intangible asset associated with the InterCall acquisition.

Intangible assets (in thousands)	At May 9, 2003	Average Amortization Period
Customer List	$49,610	5.0 years
Software	2,230	5.0 years
Tradenames	43,930	Indefinite

Total Intangible Assets	$95,770

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the activity in goodwill by reporting segment for the six months ended June 30, 2003 (in thousands):

	Communication Services	Conferencing Services	Combined
Balance at December 31, 2002	$114,146	$—	$114,146
Final appraisal adjustments	6,850	—	6,850
Minority interest purchase	3,078	—	3,078
InterCall acquisition	—	261,837	261,837

Balance at June 30, 2003	$124,074	$261,837	$385,911

Amortization expense for finite lived intangible assets was $2.4 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and $3.5 million and $0.7 for the six months ended June 30, 2003 and 2002, respectively.

Estimated amortization expense (in thousands) for the intangible assets acquired in all of the above-referenced acquisitions for the remainder of fiscal 2003 and each of the next five years is as follows:

2003	$9,800
2004	$13,000
2005	$12,700
2006	$12,500
2007	$12,400
2008	$7,600

The Company’s unaudited pro forma results of operations for the six months ended June 30, 2003 and 2002 assuming the acquisitions occurred as of the beginning of the periods presented (in thousands, except per share data) are as follows:

	2003	2002
Revenue	$535,697	$522,380

Net Income	$54,495	$60,998

Earnings per common share- basic	$0.82	$0.93
Earnings per common share- diluted	$0.80	$0.89

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies. The 2002 proforma net income does not include $2.4 million of additional expense for the amortization of intangible assets, which would have been recognized had the acquisitions occurred at the beginning of 2002.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCRUED EXPENSES

Accrued expenses (in thousands) consisted of the following as of:

	June 30, 2003	December 31, 2002
Accrued wages	$18,378	$13,717
Accrued health care benefits	4,561	1,839
Customer deposits	4,016	3,691
Accrued phone	7,006	4,025
Acquisition earnout commitment	5,000	2,752
Other current liabilities	19,174	11,064

	$58,135	$37,088

4. MINORITY INTEREST

On April 1, 2003, the Company consummated a reorganization merger involving its 87.75% owned subsidiary, West Direct, Inc. (“West Direct”). Pursuant to that certain Agreement and Plan of Merger dated as of March 31, 2003 (the “Merger Agreement”), by and among the Company, West Direct, WD Acquisition Corp. (“Acquisition”), and each of the West Direct stockholders named therein, West Direct merged (the “Merger”) with and into Acquisition, with Acquisition surviving the Merger with the name “West Direct, Inc.” As a result of the Merger and subject to the terms of the Merger Agreement, the Company owns 100% of West Direct, and each share of common stock of West Direct (other than those held by the Company) was automatically converted into the right to receive 1.9625 shares of the Company’s Common Stock. The four minority stockholders of West Direct, who are each executive officers of the Company or West Direct, received an aggregate of 240,411 shares of the Company’s Common Stock in the Merger, some of which, 139,340 shares, was subject to vesting requirements on June 30, 2003. Holders of outstanding and unexercised options exercisable for shares of common stock of West Direct received options of equivalent value exercisable for 97,143 shares of the Company’s Common Stock pursuant to the Company’s Restated 1996 Stock Incentive Plan. The Merger and the transactions contemplated thereby were approved by the Board of Directors of the Company.

The Merger was accounted for as a purchase of minority interest. The fair market value of the shares of West Direct common stock was determined by the Board of Directors of the Company based on the results of an appraisal performed by an independent investment banking firm. Based on the results of that appraisal, the exchange rate in the Merger for each share of West Direct common stock was equal to 1.9625 shares of Company Common Stock. The value of the shares of the Company’s Common Stock was the average of the highest and lowest prices on the NASDAQ during the day preceding the effective date of the Merger. As a result of this purchase, the minority interest of $1.1 million was eliminated, restricted stock of $2.4 million was recognized and an additional $3.1 million of goodwill was recorded by the Company, as the previously recorded minority interest was less than the fair market value of the shares of West Direct common stock received.

5. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At June 30, 2003 and 2002 there were 842,113 and 230,123 options outstanding, respectively, with exercise prices exceeding the market value of the Company’s Common Stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. STOCK BASED COMPENSATION

The following table presents the activity of the stock options for the six months ended June 30, 2003:

	Stock Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	4,380,456	$12.7981
Granted	2,087,482	18.0159
Canceled	(103,873)	15.8135
Exercised	(541,888)	9.8977

Outstanding at June 30, 2003	5,822,177	$14.885

Shares available for future grants at June 30, 2003	3,271,301

The following table summarizes information about the Company’s employee and directors stock options outstanding at June 30, 2003:

Range of Exercise Prices	Stock Option Shares Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Stock Option Shares Exercisable	Weighted Average Exercise Price
$8.00 - $9.68	8,000	5.87	$8.00	8,000	$8.00
$9.69 - 10.80	2,623,690	5.46	$9.6875	1,842,705	$9.6875
$10.81 - 16.57	395,523	7.60	$12.2716	139,558	$11.516
$16.58 - 18.01	876,875	9.51	$16.5800	—	—
$18.02 - 18.59	2,500	9.18	$18.0200	—	—
$18.60 - 19.78	921,476	9.75	$18.6000	—	—
$19.79 - 25.44	716,865	8.37	$23.4477	196,241	$23.2758
$25.45 - 27.55	121,500	8.11	$26.3394	48,756	$26.4831
$27.56 - 31.60	81,248	7.51	$27.5625	40,342	$27.5625
$31.61 - 31.62	74,500	8.76	$31.62	18,651	$31.62

$8.00 - $31.62	5,822,177	7.38	$14.885	2,294,253	$11.8051

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Business Segments

With the acquisition of InterCall on May 9, 2003 the Company currently operates in two reportable segments: communication services and conferencing services. These reportable segments are consistent with the Company’s management of the business and operating focus. Communication services is composed of agent based (dedicated agent services, shared agent services, and business-to-business services), and automated services. Conferencing services is composed of audio, video and web conferencing services. The following results for the conferencing services segment are from the date of acquisition of InterCall, May 9, 2003.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenue:
Communication Services	$203,721	$195,076	$419,907	$405,624
Conferencing Services	33,838	n/a	33,838	n/a

Total	$237,559	$195,076	$453,745	$405,624

Operating Income:
Communication Services	$26,132	$31,123	$58,039	$65,986
Conferencing Services	7,358	n/a	7,358	n/a

Total	$33,490	$31,123	$65,397	$65,986

Depreciation and Amortization (Included in Operating Income)
Communication Services	$17,310	$14,804	$34,531	$29,130
Conferencing Services	4,075	n/a	4,075	n/a

Total	$21,385	$14,804	$38,606	$29,130

Capital Expenditures:
Communication Services	$8,247	$16,760	$18,594	$30,930
Conferencing Services	949	n/a	949	n/a
Corporate	2,085	2,421	4,460	2,956

Total	$11,281	$19,181	$24,003	$33,886

	As of June 30, 2003	As of June 30, 2002
Assets:
Communication Services	$493,500	$497,211
Conferencing Services	462,148	n/a
Corporate	63,131	126,414

Total	$1,018,779	$623,625

Goodwill (Included in Total Assets):
Communication Services	$124,074	$68,069
Conferencing Services	261,837	n/a

Total	$385,911	$68,069

There are no material revenues, property and equipment and other long lived assets outside the United States.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Customer

During the three months ended June 30, 2003, AT&T remained the Company’s largest client and accounted for 17% of total revenue, down from 21% during the comparable period in 2002. For the six months ended June 30, 2003, AT&T accounted for 18% of total revenue, down from 19% during the comparable period in 2002. These percentages do not include the former Wireless and Broadband units of AT&T, which were divested from AT&T in 2002. AT&T is served by the communication services segment.

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

Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County Superior Court. This matter arises out the same facts and involves the same plaintiff as Patricia Sanford v. Memberworks Incorporated, et al., Case No. 02CV0601H filed in the United States District Court, Southern District of California as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and the Company or West Telemarketing Corporation (“WTC”) or wholesale customers of the Company or WTC. The Company and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and the Company plan to pursue an appeal. The Company is currently unable to predict the outcome or reasonably estimate the possible loss or range of losses associated with this claim.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company’s clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company’s clients. On February 6, 2002 the court denied the plaintiffs’ motion for class certification. On March 7, 2002, the plaintiffs filed an interlocutory appeal to the 8th District Court of Appeals for the state of Ohio. The Court of Appeals issued an order on July 10, 2003 reversing the trial court’s decision and remanding the case. The Company plans to pursue an appeal of the Court of Appeals ruling to the Ohio Supreme Court. The Company is currently unable to predict the outcome or reasonably estimate the possible loss or range of losses associated with this claim.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During 2001, the Company executed synthetic lease agreements for two buildings. A special purpose trust owned both buildings and leased these to the Company. The leases are for an 84,000 square foot office building in San Antonio, Texas and a 158,000 square foot office building in Omaha, Nebraska. The leases had five-year terms with renewal options.

During the three months ended June 30, 2003, the Company completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. The Company entered into a lease of the buildings from this development company. The development company is not a variable interest entity as defined by FIN 46. In addition, the development company partially utilized recourse capital to fund the acquisition of the buildings. The terms of the lease call for an initial lease term of five years with three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate of 150 basis points over a selected LIBOR, which resulted in an effective interest rate of 2.94% at June 30, 2003. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended June 30, 2003 were $219,095 and $64,249, respectively. The aggregate lease expense on these leases with the development company and under the prior arrangement for the six months ended June 30, 2003 and 2002 were $256,868 and $148,502, respectively. Based on the Company’s variable-rate obligation at June 30, 2003, each 50 basis point increase would increase quarterly interest expense by approximately $50,000. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $31.0 million for the Omaha building. If the Company elects not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. The Company has guaranteed a residual value of 85% to the lessor upon the sale of each building. At June 30, 2003, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $2.4 million.

These synthetic lease arrangements qualify and are recorded as operating leases and therefore the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) apply. The initial recognition and measurement provisions of FIN 45 are required on a prospective basis to guarantees issued or modified after December 31, 2002. Thus, the Company recognized the fair value of the guaranteed residual value in its financial statements upon completion of the lease arrangements during the three months ended June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Certain statements under this caption constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the communication services and conferencing services industries, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company’s labor force, reliance on major clients, the success of new product innovations, legal proceedings, trends in the general economy and government regulation.

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and results and require significant or complex judgment on the part of management. The accounting policies the Company considers critical are its accounting policies with respect to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets, stock options and income taxes. For additional discussion of these critical accounting policies, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2003 and 2002

Revenue: For the second quarter of 2003, revenue increased $42.5 million, or 21.8%, to $237.6 million up from $195.1 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenue increased $48.1 million, or 11.9%, to $453.7 million up from $405.6 million for the six months ended June 30, 2002. The increase in revenue for the three months ended June 30, 2003, included $2.1 million derived from new clients and $42.1 million derived from the acquisitions of Attention LLC and InterCall, which were acquired on August 1, 2002 and May 9, 2003, respectively. The increase in revenue for the six months ended June 30, 2003, included $8.2 million derived from new clients and $57.6 million derived from the acquisitions of Attention LLC, InterCall and Dakotah Direct II, LLC, which was acquired on March 1, 2002.

Communication services revenue for the second quarter of 2003, increased $8.6 million, or 4.4%, to $203.7 million up from $195.1 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenue increased $14.3 million, or 3.5%, to $419.9 million up from $405.6 million for the six months ended June 30, 2002. The increase in revenue for the three months ended June 30, 2003, included $8.2 million derived from the acquisition of Attention LLC. The increase in revenue for the six months ended June 30, 2003, included $23.7 million derived from the acquisitions of Attention LLC and Dakotah Direct II, LLC.

Conferencing services revenue for the second quarter of 2003 was $33.8 million. The revenue was generated by InterCall, which was acquired on May 9, 2003.

For the three months ended June 30, 2003, 80% of the Company’s total revenue was generated by 75 clients. This compares to 30 clients during the comparable period in 2002. For the six months ended June 30, 2003, 80% of the Company’s total revenue was generated by 60 clients. This compares to 56 clients during the comparable period in 2002. During the three months ended June 30, 2003, AT&T remained the Company’s largest client and accounted for 17% of total revenue, down from 21% during the comparable period in 2002. For the six months ended June 30, 2003, AT&T accounted for 18% of total revenue, down from 19% during the comparable period in 2002. AT&T is serviced by the communication services segment. Within that segment AT&T accounted for 20% and 19% of total revenue during the three and six months ended June, 30, 2003, respectively. These percentages do not include the former Wireless and Broadband units of AT&T, which were divested from AT&T in 2002.

Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to providing services to clients. Costs of services increased $13.4 million, or 14.5%, in the second quarter of 2003 to $106.2 million, up from $92.8 million for the comparable period of 2002. Cost of services increased $14.4 million, or 7.4%, to $209.5 million for the six months ended June 30, 2003, up from $195.1 million for the comparable period of 2002. As a percentage of revenue, cost of services decreased to 44.7% for the second quarter of 2003 and to 46.2% for the six months ended June 30, 2003, compared to 47.6% and 48.1%, respectively, for the comparable periods in 2002. This reduction was due to the acquisition of InterCall, which historically has had a lower percentage of direct costs to revenue than the Company’s traditional communication services segment.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased by $26.6 million, or 37.5%, to $97.8 million for the second quarter of 2003 up from $71.2 million for the comparable period of 2002. For the six months ended June 30, 2003, SG&A expenses increased by $34.4 million, or 23.8%, to $178.9 million, up from $144.5 million for the comparable period of 2002. As a percentage of revenue, SG&A expenses increased to 41.2% for the second quarter of 2003 and 39.4% for the six months ended June 30, 2003 compared to 36.5% and 35.6%, respectively, for the comparable periods of 2002. The increase can be partially attributed to increases in salaries and employee benefits of $2.9 million and $6.4 million in the communication services segment for the three and six months ended June 30, 2003. Also, contributing to the increase in SG&A expense were increases in depreciation and amortization of finite lived intangible assets of $6.6 million and $9.5 million for the three and six months ended June 30, 2003. Finally, the acquisition of InterCall increased SG&A expense as InterCall has historically had a greater percentage of SG&A expense to revenue than the Company’s communication services segment.

Operating income: Operating income increased by $2.4 million, or 7.7%, to $33.5 million for the second quarter of 2003 up from $31.1 million for the comparable period of 2002. For the six months ended June 30, 2003, operating income decreased by $0.6 million, or 0.9%, to $65.4 million down from $66.0 million for the comparable period of 2002. As a percentage of revenue, operating income decreased to 14.1% for the second quarter of 2003 and 14.4% for the six months ended June 30, 2003 compared to 16.0% and 16.3%, respectively, for the corresponding periods of 2002 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication services operating income decreased by $5.0 million, or 16.0%, to $26.1 million for the second quarter of 2003 down from $31.1 million for the comparable period of 2002. Operating costs incurred in ramping up the Company’s Victoria, British Columbia, Canada contact center accounted for approximately $1.0 million of the decrease. Depreciation and amortization was another contributing factor to the decline in operating income during the period as depreciation and amortization increased $2.5 million to $17.3 million for the second quarter of 2003 from $14.8 million for the second quarter of 2002. For the six months ended June 30, 2003, communication services operating income decreased $8.0 million, or 12.0%, to $58.0 million, down from $66.0 million for the comparable period in 2002. For the six months ended June 30, 2003, depreciation and amortization increased $5.4 million to $34.5 million up from $29.1 million in the comparable period in 2002. Salaries and benefits were also a factor contributing to the decline in operating income during the six months ended June 30, 2003 as salaries and benefits increased to $83.9 million up from $77.5 million for the comparable period in 2002.

Other income (expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities, a mortgage note and capital leases. Other income (expense) for the second quarter of 2003 totaled an expense of $0.7 million compared to income of $0.4 million for the second quarter of 2002. The decrease is primarily due to interest expense of $1.0 million on the debt incurred for the acquisition of InterCall. Other income (expense) for the six months ended June 30, 2003 totaled an expense of $0.2 million compared to income of $1.1 million for the comparable period of 2002. Again, the decrease is primarily due to interest expense of $1.0 million on the debt incurred for the acquisition of InterCall.

Net income: Net income increased by $0.6 million, or 2.8%, to $20.9 million for the second quarter of 2003 compared to $20.3 million for the second quarter of 2002. For the six months ended June 30, 2003, net income decreased by $1.9 million, or 4.5%, to $41.0 million, down from $42.9 million for the comparable period of 2002. Net income included a provision for income tax expense at an effective rate of approximately 36.5% and 36.9% for the three months and six months ended June 30, 2003, respectively, and approximately 35.6% and 35.9% for the comparable periods of 2002.

Liquidity and Capital Resources

The Company’s primary source of liquidity has historically been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

The Company had a $25.0 million unsecured revolving credit facility, which expired on June 28, 2003. Advances under the revolving credit facility bore interest at the prime rate less 1.0%. There were no borrowings outstanding under this facility during the six months ended June 30, 2003. This credit facility was replaced with the two bank credit facilities established for the InterCall acquisition, which are described below. The acquisition of InterCall closed on May 9, 2003 and was funded with cash and two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $125.0 million. At June 30, 2003 $50.0 million was outstanding on the revolving credit facility. Both facilities bear interest at a variable rate over a selected LIBOR based on the Company’s leverage. The effective interest rate on June 30, 2003 was 2.94%. The initial LIBOR spread is 150 basis points over the selected LIBOR. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. The facilities are secured by the capital stock of all material existing and future domestic and foreign subsidiaries of the Company. All obligations of the Company under the facilities are unconditionally guaranteed by all material existing and subsequently acquired domestic subsidiaries of the Company. The facilities contain various financial covenants, the most restrictive of which include a consolidated leverage ratio of funded debt to adjusted earnings before interest expense and income, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earnout obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. The Company was in compliance with the covenants as at June 30, 2003. Outstanding principal of the term loan will be payable quarterly commencing in the first full fiscal quarter following the closing of the InterCall acquisition in the amounts and periods shown below:

	Months 1-12	Months 13 - 24	Months 25 - 36	Months 37 - 48
Term Loan	$40.0 million	$45.0 million	$50.0 million	$65.0 million

Net cash flow from operating activities increased $21.4 million, or 35.1%, to $82.6 million for the six months ended June 30, 2003, compared to net cash flow from operating activities of $61.2 million for the six months ended June 30, 2002. The increase was due primarily to a decrease in accounts receivable and an increase in depreciation and amortization. This increase was partially offset by a decrease in net income and accounts payable.

Net cash flow used in investing activities was $398.4 million for the six months ended June 30, 2003, compared to $62.3 million for the comparable period of 2002. The increase in cash flow used in investing activities was primarily due to the InterCall acquisition completed by the Company during the second quarter of 2003 utilizing approximately $125.7 million of cash. The Company invested $24.0 million in capital expenditures in the first half of 2003, primarily for a new network operations center completed in March of 2003 and a new contact center in Canada, which began taking calls in April of 2003.This compares to the $33.9 million invested during the same period in 2002. However, the 2002 purchases were financed by $13.1 million of capital lease obligations and the remaining $20.8 million was funded through cash flow from operations. The Company did not utilize any new capital lease financing in the first six months of 2003. The Company projects its capital expenditures during the last six months of 2003 to be approximately $23.0 million to $30.0 million, primarily for equipment and upgrades at existing facilities.

Net cash flow from financing activities was $232.1 million for the six months ended June 30, 2003, compared to net cash flow used in financing activities of $11.1 million for the comparable period of 2002. During the six months ended June 30, 2003, net cash flow from financing activities were primarily the debt proceeds of $200.0 million from the term loan and $50.0 million from the revolving credit facilities noted above. The cash flow from financing activities was partially offset by payments of debt and capital lease obligations. These payments were $26.0 million during the six months ended June 30, 2003 compared to $5.9 million for the comparable period of 2002. Proceeds from stock options exercised, including related tax benefits, were $8.1 million during the six months ended June 30, 2003 compared to $8.5 million for the comparable period of 2002.

Contractual Obligations

The Company’s contractual obligations are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The mortgage note payable of $10.1 million was paid off during the three months ended June 30, 2003. Also during the three months ended June 30, 2003, six capital leases with an outstanding balance of $7.5 million were paid in full. These items and the obligations incurred in connection with the financing of the purchase of InterCall as described above are the only material changes to the Company’s contractual obligations since December 31, 2002.

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

Other Events

On April 1, 2003, the Company consummated a reorganization merger involving its 87.75% owned subsidiary, West Direct, Inc. (“West Direct”). Pursuant to that certain Agreement and Plan of Merger dated as of March 31, 2003 (the “Merger Agreement”), by and among the Company, West Direct, WD Acquisition Corp. (“Acquisition”), and each of the West Direct stockholders named therein, West Direct merged (the “Merger”) with and into Acquisition, with Acquisition surviving the Merger with the name “West Direct, Inc.” As a result of the Merger and subject to the terms of the Merger Agreement, the Company owns 100% of West Direct, and each share of common stock of West Direct (other than those held by the Company) was automatically converted into the right to receive 1.9625 shares of the Company’s Common Stock. The four minority stockholders of West Direct, who are each executive officers of the Company or West Direct, received an aggregate of 240,411 shares of the Company’s Common Stock in the Merger, some of which, 139,340 shares, is subject to vesting requirements on June 30, 2003. Holders of outstanding and unexercised options exercisable for shares of common stock of West Direct received options of equivalent value exercisable for 97,143 shares of the Company’s Common Stock pursuant to the Company’s Restated 1996 Stock Incentive Plan. The Merger and the transactions contemplated thereby were approved by the Board of Directors of the Company.

Off – Balance Sheet Arrangements

During the three months ended June 30, 2003, the Company completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. The Company entered into a lease of the buildings from this development company. The development company is not a variable interest entity as defined by FIN 46. In addition, the development company partially utilized recourse capital to fund the acquisition of the buildings. The terms of the lease call for an initial lease term of five years with three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate of 150 basis points over a selected LIBOR, which resulted in an effective interest rate of 2.94% at June 30, 2003. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended June 30, 2003 were $219,095 and $64,249, respectively. The aggregate lease expense on these leases with the development company and under the prior arrangement for the six months ended June 30, 2003 and 2002 were $256,868 and $148,502, respectively. Based on the Company’s variable-rate obligation at June 30, 2003, each 50 basis point increase would increase quarterly interest expense by approximately $50,000. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $31.0 million for the Omaha building. If the Company elects not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. The Company has guaranteed a residual value of 85% to the lessor upon the sale of each building. At June 30, 2003, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $2.4 million.

These synthetic lease arrangements qualify and are recorded as operating leases and therefore the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) apply. The initial recognition and measurement provisions of FIN 45 are required on a prospective basis to guarantees issued or modified after December 31, 2002. Thus, the Company recognized the fair value of the guaranteed residual value in its financial statements upon completion of the lease arrangements during the three months ended June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain statements under this caption constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the communication and conferencing service industries, potential future competition, competitive pricing for services, potential future competing technologies and trends, dependence on technology and phone service, dependence on the Company’s labor force, reliance on major clients, the success of new product innovations, legal proceedings, trends in the general economy and government regulation.

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

As of June 30, 2003, the Company had $203.7 million of long-term obligations, $40.4 million of a synthetic lease obligation and had used $50.0 million of the $125.0 million available credit facility. The long term obligations were composed of a $200.0 million variable rate term loan and $3.7 million in numerous fixed rate capital leases. The revolving credit facility and the synthetic lease obligation bear interest at a variable rate.

The acquisition of InterCall closed on May 9, 2003 and was funded with cash and two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $125.0 million. Both facilities bear interest at a variable rate over a selected LIBOR based on the Company’s leverage. The initial LIBOR spread is 150 basis points over the selected LIBOR. The effective rate at June 30, 2003 was 2.94%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. Based on the Company’s obligation under these facilities at June 30, 2003, each 50 basis point increase would increase annual interest expense by approximately $1,250,000.

The remaining $3.7 million of long term obligations as of June 30, 2003 consisted of several capital leases with fixed interest rates of 4.49%.

The Company entered into a synthetic lease agreement that had an outstanding balance of $40.4 million at June 30, 2003. The synthetic lease has interest terms identical to that of the term and revolving credit facility and bear interest at a variable rate over a selected LIBOR based on the Company’s leverage. The initial LIBOR spread is 150 basis points over the selected LIBOR. The effective rate at June 30, 2003 was 2.94%. The lease bears interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. Based on the Company’s obligation under this synthetic lease at June 30, 2003, each 50 basis point increase would increase annual interest expense by approximately $201,000.

Management does not believe that changes in future interest rates on these fixed and variable rate long-term obligations and credit facilities would have a material effect on the Company’s financial position, results of operations, or cash flows given the Company’s currently existing obligations under such long-term obligations and credit facilities.

Foreign Currency Risk

On June 30, 2003 the Company had no material revenue or assets outside the United States. The communication services segment operates under contractual arrangements for workstation capacity in India and Jamaica. The contracts are denominated in U.S. dollars. These contact centers are receiving or initiating calls only from or to customers in the United States. The Company has no direct management or ownership of the personnel or assets at these foreign locations. These sites do not currently have dedicated customers. Therefore, the particular programs or campaigns run at these sites could be moved to other operations. The new facility in Victoria, British Columbia, which began taking calls in April 2003, operates under a revenue contract denominated in U.S. dollars. This contact center is receiving calls only from customers in the United States.

In addition to the United States, the conferencing services segment operates facilities in the United Kingdom, Canada, Singapore, Australia and New Zealand. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect the Company’s revenues and net income attributed to these subsidiaries. For the three and six months ended June 30, 2003, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets and management does not believe that changes in future exchange rates would have a material effect on the Company’s financial position, results of operations, or cash flows.

Investment Risk

The Company does not use derivative financial or commodity instruments. The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. The Company’s cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature and do not expose the Company to material investment risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management team continues to review the Company’s internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting or in other factors during the Company’s last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. After the acquisition of InterCall, the conferencing services segment’s controls and procedures were subjected to the same evaluation of controls and procedures as the Company has historically performed on its communication services segment. As a result, no corrective actions were required or taken.

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

Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County Superior Court. This matter arises out the same facts and involves the same plaintiff as Patricia Sanford v. Memberworks Incorporated, et al., Case No. 02CV0601H filed in the United States District Court, Southern District of California as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and the Company or West Telemarketing Corporation (“WTC”) or wholesale customers of the Company or WTC. The Company and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and the Company plan to pursue an appeal. The Company is currently unable to predict the outcome or reasonably estimate the possible loss or range of losses associated with this claim.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company’s clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company’s clients. On February 6, 2002 the court denied the plaintiffs’ motion for class certification. On March 7, 2002, the plaintiffs filed an interlocutory appeal to the 8th District Court of Appeals for the state of Ohio. The Court of Appeals issued an order on July 10, 2003 reversing the trial court’s decision and remanding the case. The Company plans to pursue an appeal of the Court of Appeals ruling to the Ohio Supreme Court. The Company is currently unable to predict the outcome or reasonably estimate the possible loss or range of losses associated with this claim.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 15, 2003 (the “Annual Meeting”). The matters submitted to the stockholders for a vote included (a) the election of two directors with a term expiring at the 2006 annual meeting of stockholders, (b) the ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors, (c) the ratification of the adoption of the 2002 Employee Stock Purchase Plan, (d) the ratification of the adoption of the Nonqualified Deferred Compensation Plan, and (e) the ratification to increase the share reserve of the Restated 1996 Stock Incentive Plan. The following table sets forth the results of the voting on these matters:

Matter	Number of Votes For	Number of Votes Against or Withheld	Abstain	Broker Non Vote
Election of Directors

Thomas B. Barker	57,213,450	4,414,181	—	—

William E. Fisher	56,830,432	4,797,199	—	—

Ratification of Appointment of Deloitte & Touche LLP as Independent Auditors	56,136,520	5,491,011	100	—
Ratification of the Adoption of the 2002 Employee Stock Purchase Plan	57,227,661	1,138,586	1,948,455	1,312,929
Ratification of the Adoption of the Nonqualified Deferred Compensation Plan	59,292,626	1,001,434	20,642	1,312,929
Ratification to increase the share reserve of the Restated 1996 Stock Incentive Plan	49,469,566	8,878,371	1,966,765	1,312,929

Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than the directors elected are Gary L. West, Mary E. West, George H. Krauss and Greg T. Sloma.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

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

The Company filed a Report on Form 8-K, dated May 9, 2003, with the Securities and Exchange Commission to disclose the completion the InterCall acquisition.

The Company filed a Report on Form 8-K, dated May 14, 2003, with the Securities and Exchange Commission to disclose its updated 2003 financial guidance following the recent completion of the InterCall acquisition.

The Company filed a Report on Form 8-K/A, dated July 21, 2003, with the Securities and Exchange Commission to disclose InterCall’s financial statements for the fiscal years ended December 31 of 2002, 2001 and 2000 and the three months ended March 31, 2003 and March 31, 2002. Additional unaudited pro forma combined condensed financial statements were attached as Exhibit 99.1.

The Company filed a Report on Form 8-K, dated July 24, 2003, with the Securities and Exchange Commission to disclose its operating results for the quarter ended June 30, 2003.

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

Date: August 14, 2003