Form 10-Q
period 2003-09-30
WEST CORP
filed 2003-11-07
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 000-21771

West Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	47-0777362
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

11808 Miracle Hills Drive, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 963-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At November 3, 2003, 67,198,611 shares of Common Stock, par value $.01 per share, of the registrant (“Common Stock”) were outstanding.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 22, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE	$263,551	$199,354	$717,296	$604,978
COST OF SERVICES	112,804	98,103	322,290	293,210
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	110,309	80,320	289,171	224,851

OPERATING INCOME	40,438	20,931	105,835	86,917
OTHER INCOME (EXPENSE):
Interest income	25	478	652	2,148
Interest expense	(1,972)	(811)	(3,645)	(2,108)
Other, net	538	739	1,378	1,508

Other income (expense)	(1,409)	406	(1,615)	1,548

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	39,029	21,337	104,220	88,465
INCOME TAX EXPENSE:
Current income tax expense	14,523	4,257	40,561	32,261
Deferred income tax expense (benefit)	138	3,425	(1,831)	(483)

Income tax expense	14,661	7,682	38,730	31,778

INCOME BEFORE MINORITY INTEREST	24,368	13,655	65,490	56,687
MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY	—	48	165	203

NET INCOME	$24,368	$13,607	$65,325	$56,484

EARNINGS PER COMMON SHARE:
Basic	$0.37	$0.21	$0.98	$0.86

Diluted	$0.35	$0.20	$0.95	$0.83

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	66,617	65,725	66,411	65,685
Dilutive impact of potential common shares from stock options	2,409	1,836	2,110	2,628

Diluted common shares	69,026	67,561	68,521	68,313

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,568	$137,927
Accounts and notes receivable, net of allowance of $9,423 and $6,139	147,485	121,868
Other	24,611	29,790

Total current assets	212,664	289,585
PROPERTY AND EQUIPMENT:
Property and equipment	510,082	427,625
Accumulated depreciation and amortization	(267,265)	(213,984)

Property and equipment, net	242,817	213,641
GOODWILL	418,727	114,146
INTANGIBLE ASSETS, net of accumulated amortization of $11,280 and $4,862	85,259	35,310
NOTES RECEIVABLE AND OTHER ASSETS	22,059	18,140

TOTAL ASSETS	$981,526	$670,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,444	$16,742
Accrued expenses	76,507	37,088
Current maturities of long-term obligations	41,250	12,492

Total current liabilities	138,201	66,322
LONG TERM OBLIGATIONS, less current maturities	156,750	17,155
DEFERRED INCOME TAXES	30,702	11,691
OTHER LONG TERM OBLIGATIONS	23,950	25,131
MINORITY INTEREST	—	931
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 200,000 shares authorized, 67,247 shares issued, 67,175 outstanding and 66,228 shares issued and 66,156 outstanding	673	662
Additional paid-in capital	222,712	204,335
Retained earnings	413,694	348,369
Accumulated other comprehensive income	584	—
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (188 and 80 shares)	(3,043)	(1,077)

Total stockholders’ equity	631,923	549,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$981,526	$670,822

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,325	$56,484
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	54,575	43,061
Amortization	7,725	1,828
Deferred income tax benefit	(1,831)	(483)
Other	188	318
Changes in operating assets and liabilities before effects from acquisitions:
Accounts receivable	11,316	26,754
Other assets	(3,830)	(14,853)
Accounts payable	(4,741)	(10,925)
Other liabilities and accrued expenses	39,912	(6,979)
Customer deposits and holdbacks	930	(4,564)
Income tax payable	(21,733)	—

Net cash flows from operating activities	147,836	90,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs, net of cash received of $13,922 and $5,010	(393,286)	(80,278)
Purchases of property and equipment	(34,013)	(33,105)
Proceeds from disposal of property and equipment	183	576
Proceeds from payments of notes receivable	2,123	396

Net cash flows from investing activities	(424,993)	(112,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt - term loan	200,000	—
Net proceeds revolving line of credit	8,000	—
Payments of long-term obligations	(39,649)	(9,327)
Proceeds from stock option exercises including related tax benefits	11,308	8,816
Net change in accounts receivable financing and accounts payable financing	—	(13,693)

Net cash flows from financing activities	179,659	(14,204)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	139	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,359)	(35,974)
CASH AND CASH EQUIVALENTS, Beginning of period	137,927	151,520

CASH AND CASH EQUIVALENTS, End of period	$40,568	$115,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,628	$1,875

Cash paid during the period for income taxes	$27,296	$30,286

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Acquisition of property with debt obligation financing	$—	$14,955

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of common stock from employee stock purchase plan	$624	$—

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF CONSOLIDATION AND PRESENTATION

     West Corporation (the “Company”) is one of the largest independent providers of outsourced communication services and worldwide conferencing services. The Company enables its clients to outsource a full range of communication services as well as providing audio, video and web conferencing services. The Company provides services to its clients through two segments, communication services and conferencing services. The Company was founded in 1986 and is headquartered in Omaha, Nebraska.

     The Company’s communication services segment is composed of agent and automated services. Agent services provide clients with a comprehensive portfolio of agent-based services driven by both customer–initiated and Company-initiated transactions. The Company offers its clients large volume transaction-processing capabilities, including order processing, customer acquisition, customer retention, customer care, and accounts receivable management. Agent services are primarily directed towards consumer applications and has a presence in business-to-business applications. Automated services utilize over 140,000 Interactive Voice Response (“IVR”) ports, which provide large volume automated voice response services to clients. Examples of IVR services include secured automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting and call routing and call transfer services.

     The Company’s conferencing services include a integrated suite of audio, video and web conferencing services. Audio conferencing services include a full spectrum of audio conferencing solutions – from the most basic automated solutions to highly complex, operator-assisted, event driven solutions. Video conferencing services provide basic video conferencing services with the additional ability to visually share documents and presentations. Web conferencing services provide web conferencing and interactive web casting services.

     The communication services segment operates a network of state-of-the-art customer contact centers and automated voice and data processing centers throughout the United States and in Jamaica, India and Canada. The conferencing services segment operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia and New Zealand.

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

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition – The Company’s communication services segment recognizes revenue for customer-initiated, agent based services, including order processing, customer acquisition, customer retention and customer care in the month that calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. For agent based services that are initiated by the Company including

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

order processing, customer acquisition, customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that the Company places calls to consumers on behalf of clients. Revenue for accounts receivable management services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration.

     The Company’s conferencing services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

     Stock-based compensation – The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, the Company recognized no compensation expense for the nine months ended September 30, 2003 and 2002.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had the Company’s stock option and stock purchase plan been accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation; net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net Income:
As reported	$24,368	$13,607	$65,325	$56,484
Pro forma	$20,362	$12,453	$55,923	$52,818
Earnings per common share:
Basic as reported	$0.37	$0.21	$0.98	$0.86
Diluted as reported	$0.35	$0.20	$0.95	$0.83
Pro forma basic	$0.31	$0.19	$0.84	$0.80
Pro forma diluted	$0.29	$0.18	$0.82	$0.77

     The weighted average fair value per share of options granted during the three months ended September 30, 2003 and 2002 was $23.53 and $17.40, respectively. The weighted average fair value per share of options granted during the nine months ended September 30, 2003 and 2002 was $18.97 and $20.49, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following assumptions:

	2003	2002

Risk-free interest rate	2.2%	2.2%
Dividend yield	0.0%	0.0%
Expected volatility	115.0%	120.0%
Expected life (years)	4.4	4.4

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    ACQUISITIONS

     During 2002, the Company acquired Tel Mark Sales, Inc., Dakotah Direct II, LLC and Attention, LLC for an aggregate cost of $80.4 million, net of cash received of $5.0 million, which was paid entirely in cash.

     For these three acquisitions completed in 2002, the Company allocated the excess of the cost over the fair value of the assets acquired and liabilities assumed to goodwill based on independent appraisals. The appraisals for the Tel Mark Sales, Inc. and Dakotah Direct II, LLC acquisitions were completed in 2002. The appraisal for the acquisition of Attention, LLC was completed during the three months ended June 30, 2003. Goodwill recognized in those three transactions amounted to $79.1 million. Other intangible assets recognized in those transactions amounted to $18.6 million. These intangible assets, include customer lists, a favorable lease, non-competition agreements, trade names and software, are being amortized over one to twenty years, on a straight line basis, depending on the estimated remaining useful lives of the various intangible assets.

     On March 27, 2003, the Company announced the acquisition of ITC Holding Company, Inc., the parent company of InterCall, Inc. (“InterCall”) for a net purchase price of $396.9 million in cash. Headquartered in Chicago, Illinois, InterCall was the largest privately held provider of conferencing services in the world. InterCall provides audio, video and web conferencing services that are designed to meet the teleconferencing needs of a broad range of customers across a diverse range of businesses.

     For the InterCall acquisition, the Company allocated the excess of the cost over the fair value of the assets acquired and liabilities assumed to goodwill, trade names and other finite lived intangible assets based on a preliminary estimate provided by a third-party appraiser. Pending completion of the independent appraisal of InterCall, expected to be completed prior to year-end, estimated goodwill is $294.5 million. The amount of other finite and indefinite lived intangible assets recognized in this acquisition is estimated to be $63.1 million. The finite lived intangible assets, include customer lists and software, are being amortized over five years based on the estimated remaining useful lives of the intangible assets. Amortization expense for the InterCall finite lived intangible assets was $1.9 million for the three months ended September 30, 2003 and $3.6 million for the period commencing May 9, 2003 through September 30, 2003.

     Below is a summary of the major intangible assets and weighted average amortization period for each intangible asset associated with the acquisitions noted above.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2003			Weighted
				Average
	Communication	Conferencing		Amortization
Intangible assets (in thousands)	Services	Services	Combined	Period

Customer List	$14,687	$41,380	$56,067	6.7
Software	390	2,230	2,620	4.9
Trade name	1,466	—	1,466	2.6
Trade name	—	19,480	19,480	Indefinite
Non-competition agreements	894	—	894	3.6
Favorable lease	1,162	—	1,162	15.0

Gross carrying amount	18,599	63,090	81,689

Accumulated amortization	(4,641)	(3,634)	(8,275)

Net intangible assets	$13,958	$59,456	$73,414

	As of December 31, 2002			Weighted
				Average
	Communication	Conferencing		Amortization
	Services	Services	Combined	Period

Customer List	$21,639	$—	$21,639	9.7
Software	390	—	390	4.0
Trade name	1,431	—	1,431	2.6
Non-competition agreements	700	—	700	3.1
Favorable lease	1,162	—	1,162	15.0

Gross carrying amount	25,322	—	25,322

Accumulated amortization	(2,514)	—	(2,514)

Net intangible assets	$22,808	$—	$22,808

     Amortization expense on finite lived intangible assets, for all of the above-referenced acquisitions, was $2.3 million and $0.5 million for the three months ended September 30, 2003 and 2002, respectively, and $5.8 million and $1.2 for the nine months ended September 30, 2003 and 2002, respectively.

     Estimated amortization expense (in thousands) for the intangible assets acquired in all of the above-referenced acquisitions for the remainder of fiscal 2003 and each of the next five years is as follows:

2003	$2,400
2004	$11,300
2005	$11,000
2006	$10,800
2007	$10,800
2008	$7,300

     The following table presents the activity in goodwill by reporting segment for the nine months ended September 30, 2003 (in thousands):

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Communication	Conferencing
	Services	Services	Combined

Balance at December 31, 2002	$114,146	$—	$114,146
Final purchase price adjustments	6,931	—	6,931
Minority interest purchase	3,129	—	3,129
InterCall acquisition	—	294,521	294,521

Balance at September 30, 2003	$124,206	$294,521	$418,727

     The Company’s unaudited pro forma results of operations for the nine months ended September 30, 2003 and 2002 assuming the acquisitions occurred as of the beginning of the periods presented (in thousands, except per share data) are as follows:

	2003	2002
Revenue	$799,248	$774,790
Net Income	$79,540	$80,523
Earnings per common share - basic	$1.20	$1.23
Earnings per common share - diluted	$1.16	$1.18

     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies. The 2002 pro forma net income does not reflect expense for the amortization of intangible assets, which would have been recognized had the acquisitions occurred at the beginning of 2002.

3.	ACCRUED EXPENSES

     Accrued expenses (in thousands) consisted of the following as of:

	September 30,	December 31,
	2003	2002

Accrued wages	$28,647	$13,717
Accrued health care benefits	4,475	1,839
Accrued other taxes (non-income related)	5,708	1,175
Customer deposits	4,621	3,691
Accrued phone	8,381	4,025
Acquisition earnout commitment	5,000	2,752
Other current liabilities	19,675	9,889

	$76,507	$37,088

4.	LONG-TERM OBLIGATIONS

     The Company established two bank credit facilities for the InterCall acquisition. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $125.0 million. At September 30, 2003 $8.0 million was outstanding on the revolving credit facility. Both facilities bear interest at a variable rate over a selected LIBOR based on the Company’s leverage. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended September 30, 2003, was 3.20%. The weighted average contractual rate on the term loan at September 30, 2003 was 2.86%. The average daily outstanding balance of the revolving credit facility during the three months ended September 30, 2003, was $21.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended September 30, 2003, was 2.95%. The commitment fee on the unused revolving credit facility at September 30, 2003, was 0.35%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. The facilities are secured by the capital stock of all material existing and future domestic and foreign subsidiaries of the

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company. All obligations of the Company under the facilities are unconditionally guaranteed by all material existing and subsequently acquired domestic subsidiaries of the Company. The facilities contain various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. The Company was in compliance with the financial covenants at September 30, 2003.

Long-term obligations (in thousands) consisted of the following as of:

	September 30,	December 31,
	2003	2002

Term loan, due in quarterly installments bearing interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR	$190,000	$—
Revolving credit facility, due in four years, interest payable based on selected LIBOR bearing interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR	8,000	—
Mortgage note payable to bank, paid in 2003	—	10,100
Note payable to bank, paid in 2003	—	1,667
Promissory note assumed in the Dakotah Direct II, LLC acquisition, paid in 2003	—	3,738
Capital lease obligations, paid in 2003	—	14,142

	198,000	29,647
Less current maturities:
Debt	41,250	6,067
Capital lease obligations	—	6,425

Current maturities of long-term obligations	41,250	12,492

Long-term obligations	$156,750	$17,155

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Scheduled maturities on long-term debt are as follows:

Quarter Ending September 30,
2003	$41,250
2004	46,250
2005	53,750
2006	56,750

5.	OFF-BALANCE SHEET ARRANGEMENTS

     During the second quarter of 2003, the Company completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. The Company entered into a lease of the buildings from this development company. The development company is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46”). In addition, the development company partially utilized recourse capital to fund the acquisition of the buildings. The terms of the lease call for an initial lease term of five years with three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate of 150 basis points over a selected LIBOR, which resulted in an annual effective interest rate of 2.74% at September 30, 2003. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended September 30, 2003 and 2002 were $246,515 and $78,948, respectively. The aggregate lease expense on these leases with the development company and under the prior arrangement for the nine months ended September 30, 2003 and 2002 were $630,375 and $227,450, respectively. Based on the Company’s variable-rate obligation at September 30, 2003, each 50 basis point increase would increase quarterly interest expense by approximately $50,000. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $31.0 million for the Omaha building. If the Company elects not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. The Company has guaranteed a residual value of 85% to the lessor upon the sale of each building. At September 30, 2003, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $2.2 million.

     These synthetic lease arrangements qualify and are recorded as operating leases and therefore the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) apply. The initial recognition and measurement provisions of FIN 45 are required on a prospective basis to guarantees issued or modified after December 31, 2002. Thus, the Company recognized the fair value of the guaranteed residual value in its financial statements upon completion of the lease arrangements during the second quarter of 2003.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	EARNINGS PER SHARE

     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At September 30, 2003 and 2002, there were 837,749 and 872,026 options outstanding respectively, with exercise prices exceeding the market value of the Company’s Common Stock, that were therefore excluded from the computation of shares issuable upon exercise of the options.

7.	STOCK-BASED COMPENSATION

     The following table presents the activity of the stock options for the nine months ended September 30, 2003:

	Stock Option	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	4,380,456	$12.7981
Granted	2,445,040	19.2888
Canceled	(119,331)	15.7876
Exercised	(750,009)	9.9366

Outstanding at September 30, 2003	5,956,156	$15.763

Options available for future grants at September 30, 2003	2,929,201

     The following table summarizes information about the Company’s employee and directors stock options outstanding at September 30, 2003:

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price

$8.00 - $9.68	4,000	5.61	$8.00	4,000	$8.00
$9.69 - 10.80	2,446,085	5.21	$9.6875	1,671,340	$9.6875
$10.81 - 16.57	365,898	7.47	$12.3847	219,808	$11.259
$16.58 - 18.01	873,750	9.26	$16.5800	—	—
$18.02 - 18.59	2,500	8.93	$18.0200	625	18.02
$18.60 - 19.78	918,351	9.5	$18.6000	—	—
$19.79 - 25.44	716,016	8.13	$23.4650	242,076	$23.1996
$25.45 - 27.55	474,433	9.27	$26.6337	52,756	$26.4048
$27.56 - 31.60	81,248	7.26	$27.5625	40,342	$27.5625
$31.61 - 31.62	73,875	8.51	$31.62	18,494	$31.62

$8.00 - $31.62	5,956,156	7.35	$15.763	2,249,441	$12.1879

8.	COMPREHENSIVE INCOME

     Results of operations for foreign subsidiaries are translated using exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company’s only component of other comprehensive income.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net Income	$24,368	$13,607	$65,325	$56,484
Currency translation adjustment	209	—	584	—

Total comprehensive income	$24,577	$13,607	$65,909	$56,484

9.	BUSINESS SEGMENTS

     The Company operates in two reportable segments: communication services and conferencing services. These reportable segments are consistent with the Company’s management of the business and operating focus. Communication services is composed of agent based (dedicated agent services, shared agent services, and business-to-business services), and automated services. Conferencing services is composed of audio, video and web conferencing services. The following year-to-date results for the conferencing services segment are from the date of acquisition of InterCall, May 9, 2003.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002

Revenue:
Communication Services	$202,072	$199,354	$621,979	$604,978
Conferencing Services	61,479	n/a	95,317	n/a

Total	$263,551	$199,354	$717,296	$604,978

Operating Income:
Communication Services	$27,708	$20,931	$85,747	$86,917
Conferencing Services	12,730	n/a	20,088	n/a

Total	$40,438	$20,931	$105,835	$86,917

Depreciation and Amortization (Included in Operating Income):
Communication Services	$16,968	$15,759	$51,202	$44,889
Conferencing Services	6,772	n/a	11,098	n/a

Total	$23,740	$15,759	$62,300	$44,889

Capital Expenditures:
Communication Services	$4,851	$8,962	$23,449	$39,892
Conferencing Services	2,810	n/a	3,755	n/a
Corporate	2,349	5,212	6,809	8,168

Total	$10,010	$14,174	$34,013	$48,060

	As of September 30,	As of December 31,
	2003	2002

Assets:
Communication Services	$470,146	$579,273
Conferencing Services	454,604	n/a
Corporate	56,776	91,549

Total	$981,526	$670,822

Goodwill (Included in Total Assets):
Communication Services	$124,206	$114,146
Conferencing Services	294,521	n/a

Total	$418,727	$114,146

     There are no material revenues, property and equipment and other long lived assets outside the United States.

Significant Customer

     During the three months ended September 30, 2003, AT&T remained the Company’s largest client and accounted for 16% of total revenue, down from 20% during the comparable period in 2002. For the nine months ended September 30, 2003, AT&T accounted for 17% of total revenue, down from 19% during the comparable period in 2002. These percentages do not include the former Wireless and Broadband units of AT&T, which were divested from AT&T in 2002. AT&T is served by the communication services segment.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	SUBSEQUENT EVENTS

     On November 1, 2003, the Company acquired Scherer Communications, Inc. (d/b/a ConferenceCall.com) for $38.5 million net of cash received. ConferenceCall.com, a privately held corporation headquartered in Dallas, Texas is a provider of conferencing solutions to companies of all sizes. ConferenceCall.com will be integrated into the Company’s conferencing segment, but will maintain its separate brand and market presence. The acquisition was funded with cash and partial use of the Company’s revolving credit facility.

11.	COMMITMENTS AND CONTINGENCIES

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

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. This matter arises out of the same facts and involves the same plaintiff as Patricia Sanford v. Memberworks Incorporated, et al., Case No. 02CV0601H filed in the United States District Court, Southern District of California as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and the Company or West Telemarketing Corporation (“WTC”) or wholesale customers of the Company or WTC. The Company and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and the Company appealed the ruling to the California Court of Appeals. On September 24, 2003, the Court of Appeals issued an order directing the trial court to show cause why the case should not be dismissed. WTC and the Company are awaiting a final ruling from the Court of Appeals. The Company is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company’s clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On March 7, 2002, the plaintiffs filed an interlocutory appeal to the 8th District Court of Appeals for the State of Ohio.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 21, 2003, the 8th District Court of Appeals for the State of Ohio reversed the trial court’s order. The Company and the other defendants have each filed petitions for review of the Court of Appeals’ ruling in the Ohio Supreme Court and are awaiting the Court’s decision whether it will accept the case. The Company is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q “Quarterly Report” contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the adequacy of the Company's available capital for future capital requirements;

•	the Company's capital expenditures;

•	the impact of foreign currency fluctuations on the Company;

•	the impact of changes in interest rates on the Company; and

•	the impact on changes in government regulation and related litigation on the Company.

        Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including:

•	increased competition in the communication services and conferencing services industries;

•	potential future competition;

•	competitive pricing for services;

•	competing technology and trends;

•	dependence on technology and phone service;

•	dependence on the Company’s labor force;

•	reliance on major clients;

•	the success of new product innovations;

•	legal proceedings;

•	trends in the general economy; and

•	government regulation.

       All forward-looking statements included in this document are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements. The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002.

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

RESULTS OF OPERATIONS

Comparison of the Three Months and Nine Months Ended September 30, 2003 and 2002

     Revenue: For the third quarter of 2003, total revenue increased $64.2 million, or 32.2%, to $263.6 million from $199.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, total revenue increased $112.3 million, or 18.6%, to $717.3 million from $605.0 million for the nine months ended September 30, 2002. The increase in total revenue for the three months ended September 30, 2003 was the result of the acquisitions of Attention, LLC and InterCall, which contributed $64.3 million of the increase. These acquisitions closed on August 1, 2002 and May 9, 2003, respectively. The increase in total revenue for the nine months ended September 30, 2003 was the result of the acquisitions of Attention, LLC, InterCall and Dakotah Direct II, LLC, which contributed $121.9 million of the increase. The Dakotah Direct II, LLC, acquisition closed on March 1, 2002.

     Communication services revenue for the third quarter of 2003, increased $2.7 million, or 1.4%, to $202.1 million from $199.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenue increased $17.0 million, or 2.8%, to $622.0 million from $605.0 million for the nine months ended September 30, 2002. The increase in revenue for the three months ended September 30, 2003, included $2.8 million in July from the acquisition of Attention, LLC, which was completed August 1, 2002. The increase in revenue for the nine months ended September 30, 2003, included $26.6 million from the acquisitions of Attention, LLC and Dakotah Direct II, LLC.

     Conferencing services revenue for the third quarter of 2003 was $61.5 million. Conferencing services revenue for the period of May 9, 2003 to September 30, 2003 was $95.3 million.

     For the three months ended September 30, 2003, the Company’s top fifty customers represented 68% of total revenue. This compares to 87% during the comparable period in 2002. For the nine months ended September 30, 2003, the Company’s top fifty customers represented 73% of total revenue. This compares to 82% during the comparable period in 2002. During the three months ended September 30, 2003, AT&T remained the Company’s largest client and accounted for 16% of total revenue, down from 20% during the comparable period in 2002. For the nine months ended September 30, 2003, AT&T accounted for 17% of total revenue, down from 19% during the comparable period in 2002. These percentages do not include the former Wireless and Broadband units of AT&T, which were divested from AT&T in 2002.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $14.7 million, or 15.0%, in the third quarter of 2003 to $112.8 million, from $98.1 million for the comparable period of 2002. Cost of services increased $29.1 million, or 9.9%, to $322.3 million for the nine months ended September 30, 2003, from $293.2 million for the comparable period of 2002. As a percentage of revenue, cost of services decreased to 42.8% for the third quarter of 2003 and to 44.9% for the nine months ended September 30, 2003, compared to 49.2% and 48.5%, respectively, for the comparable periods in 2002. This reduction was due to the acquisition of InterCall, which historically has had a lower percentage of direct costs to revenue than the Company’s communication services segment.

     Communication service’s costs of services decreased $3.8 million, or 3.9%, in the third quarter of 2003 to $94.3 million, from $98.1 million for the comparable period of 2002. Communication service’s cost of services increased $1.4 million, or 0.5%, to $294.6 million for the nine months ended September 30, 2003, from $293.2 million for the comparable period of 2002. As a percentage of revenue, communication services cost of services decreased to 46.7% for the third quarter of 2003 and to 47.4% for the nine months ended September 30, 2003, compared to 49.2% and 48.5%, respectively, for the comparable periods in 2002. The decrease in cost of services as a percentage of revenue can be attributed primarily to continued control of variable labor costs, a greater percentage of Interactive Teleservices and Operator Teleservices call volumes which traditionally have a lower direct cost as a percent of revenue than other Company operations and the exiting of the 900 services provided by Interactive Teleservices during 2002 which had higher direct costs as a percentage of revenue than other Company operations.

     Conferencing services cost of services for the three months ended September 30, 2003 was $18.5 million or 30.1% of revenue. Conferencing service’s cost of services since the acquisition of InterCall on May 9, 2003 were $27.7 million or 29.1% of revenue.

     Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased by $30.0 million, or 37.3%, to $110.3 million for the third quarter of 2003 from $80.3 million for the comparable period of 2002. For the nine months ended September 30, 2003, SG&A expenses increased by $64.3 million, or 28.6%, to $289.2 million, from $224.9 million for the comparable period of 2002. As a percentage of revenue, SG&A expenses increased to 41.9% for the third quarter of 2003 and 40.3% for the nine months ended September 30, 2003 compared to 40.3% and 37.2%, respectively, for the comparable periods of 2002. The increase can be partially attributed to increases in salaries and employee benefits in the communication services segment of $1.2 million and $7.9 million for the three and nine months ended September 30, 2003 respectively. Also, contributing to the increase in SG&A expense were increases in depreciation and amortization of finite lived intangible assets of $8.0 million and $17.4 million for the three and nine months ended September 30, 2003 respectively. Finally, the acquisition of InterCall increased SG&A expense as InterCall has historically had a greater percentage of SG&A expense to revenue than the Company’s communication services segment. Partially offsetting the increase in SG&A for the three months and nine months ended September 30, 2003 was the reduction of bad debt expense. Bad debt expense decreased $2.8 million to $2.2 million for the third quarter of 2003 down from $5.0 million for the comparable period of 2002. For the nine months ended September 30, 2003, bad debt expense decreased by $4.0 million to $8.1 million, down from $12.1 million for the comparable period of 2002.

     Communication services SG&A expenses decreased by $0.2 million, or 0.2%, to $80.1 million for the third quarter of 2003 from $80.3 million for the comparable period of 2002. For the nine months ended September 30, 2003, SG&A expenses increased by $16.8 million, or 7.5%, to $241.7 million, up from $224.9 million for the comparable period of 2002. As a percentage of revenue, SG&A expenses decreased to 39.6% for the third quarter of 2003 and increased to 38.9% for the nine months ended September 30, 2003 compared to 40.3% and 37.2%, respectively, for the comparable periods of 2002. Bad debt expense decreased $3.4 million to $1.6 million for the third quarter of 2003 from $5.0 million for the third quarter of 2002. This reduction in bad debt expense was due to improvements in the quality of the Company’s accounts and notes receivable. The Company believes the bad debt expense experienced in 2002 was unusual and that this year’s experience is representative of normal historical trends. Also, in communication services for the nine months ended September 30, 2003, depreciation and amortization increased $6.3 million to $51.2 million up from $44.9 million in the comparable period in 2002. Salaries and benefits were also a factor contributing to the increase in SG&A expense during the nine months ended September 30, 2003 as salaries and benefits increased to $111.4 million from $106.3 million for the comparable period in 2002.

     In the first complete quarter of operations since the acquisition of InterCall, conferencing services SG&A expenses were $30.2 million or 49.1% of revenue. Conferencing service’s cost of services since the acquisition were $47.5 million or 49.8% of revenue.

     Operating income: Operating income increased by $19.5 million, or 93.2%, to $40.4 million for the third quarter of 2003 from $20.9 million for the comparable period of 2002. For the nine months ended September 30, 2003, operating income increased by $18.9 million, or 21.8%, to $105.8 million from $86.9 million for the comparable period of 2002. As a percentage of revenue, operating income increased to 15.3% for the third quarter of 2003 and 14.8% for the nine months ended September 30, 2003 compared to 10.5% and 14.4%, respectively, for the corresponding periods of 2002 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Communication services operating income increased by $6.8 million, or 32.5%, to $27.7 million for the third quarter of 2003 up from $20.9 million for the comparable period of 2002. The reduction in bad debt expense was a contributing factor to the increase in operating income during the period. For the nine months ended September 30, 2003, communication services operating income decreased $1.2 million, or 1.4%, to $85.7 million, from $86.9 million for the comparable period in 2002.

     Other income (expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities, and capital leases. Other income (expense) for the third quarter of 2003 totaled an expense of $1.4 million compared to income of $0.4 million for the third quarter of 2002. The change is primarily due to interest expense of $2.0 million on the debt incurred for the acquisition of InterCall. Other income (expense) for the nine months ended September 30, 2003 totaled an expense of $1.6 million compared to income of $1.5 million for the comparable period of 2002. The change is primarily due to interest expense of $2.7 million on the debt incurred for the acquisition of InterCall.

     Net income: Net income increased by $10.8 million, or 79.1%, to $24.4 million for the third quarter of 2003 compared to $13.6 million for the third quarter of 2002. For the nine months ended September 30, 2003, net income increased by $8.8 million, or 15.7%, to $65.3 million, compared to $56.5 million for the comparable period of 2002. Net income included a provision for income tax expense at an effective rate of approximately 37.6% and 37.2% for the three months and nine months ended September 30, 2003, respectively, and approximately 36.0% and 35.9% for the comparable periods of 2002. The increase in the effective rate is partially due to the decrease in job credits available to the Company as a result of site closures.

Liquidity and Capital Resources

     The Company’s primary source of liquidity has historically been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under its revolving bank lines of credit.

     Two bank credit facilities were established for the InterCall acquisitions, which are described below. The acquisition of InterCall closed on May 9, 2003 and was funded with cash and two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $125.0 million. At September 30, 2003, $8.0 million was outstanding on the revolving credit facility.

     Both facilities bear interest at a variable rate over a selected LIBOR based on the Company’s leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended September 30, 2003, was 3.20%. The weighted average contractual rate on the term loan at September 30, 2003 was 2.86%. The average daily outstanding balance of the revolving credit facility during the three months ended September 30, 2003, was $21.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended September 30, 2003, was 2.95%. The commitment fee on the unused revolving credit facility at September 30, 2003, was 0.35%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At September 30, 2003, the effective interest rate was 150 basis points over LIBOR. Effective October 29, 2003, the effective interest rate adjusted to 125 basis points over LIBOR.

     The facilities are secured by the capital stock of all material existing and future domestic and foreign subsidiaries of the Company. All obligations of the Company under the facilities are unconditionally guaranteed by all material existing and subsequently acquired domestic subsidiaries of the Company. The facilities contain various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. The Company was in compliance with the financial covenants at September 30, 2003.

     Net cash flow from operating activities increased $57.2 million, or 63.1%, to $147.8 million for the nine months ended September 30, 2003, compared to net cash flow from operating activities of $90.6 million for the nine months ended September 30, 2002. The increase was due primarily to an increase in net income, depreciation and amortization, other non-cash liabilities and accrued expenses and a decrease in accounts receivable. This increase was partially offset by a decrease in income taxes payable.

     Net cash flow used in investing activities was $425.0 million for the nine months ended September 30, 2003, compared to $112.4 million for the comparable period of 2002. The increase in cash flow used in investing activities was primarily due to the InterCall acquisition for a total purchase price of $393.3 million, net of cash received of $13.9 million. The Company also invested $34.0 million in capital expenditures in the nine months ended September 30, 2003. This compares to the $48.1 million invested during the same period in 2002. The 2002 purchases were financed by $15.0 million of capital lease obligations and the remaining $33.1 million was funded through cash flow from operations. The Company did not utilize any new capital lease financing in the first nine months of 2003. The Company projects its capital expenditures during the last three months of 2003 to be approximately $12.0 million to $17.0 million, primarily for equipment and upgrades at existing facilities.

     Net cash flow from financing activities was $179.7 million for the nine months ended September 30, 2003, compared to net cash flow used in financing activities of $14.2 million for the comparable period of 2002. During the nine months ended September 30, 2003, net cash flow from financing activities consisted primarily of proceeds of $200.0 million from the term loan and net proceeds of $8.0 million from the revolving credit facilities noted above. The cash flow from financing activities was partially offset by payments of debt and capital lease obligations. These payments were $81.6 million during the nine months ended September 30, 2003 compared to $9.3 million for the comparable period of 2002. Proceeds from stock options exercised, including related tax benefits, were $11.3 million during the nine months ended September 30, 2003 compared to $8.8 million for the comparable period of 2002.

     On November 1, 2003, the Company acquired Scherer Communications, Inc. (d/b/a ConferenceCall.com) for $38.5 million net of cash received. ConferenceCall.com, a privately held corporation headquartered in Dallas, Texas, is a provider of conferencing solutions to companies of all sizes. ConferenceCall.com will be integrated into the Company’s conferencing segment, but will maintain its separate brand and market presence. The acquisition was funded with cash and partial use of the Company’s revolving credit facility.

Contractual Obligations

     The Company’s contractual obligations are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The mortgage note payable and the capital lease obligations were paid in full during the nine months ended September 30, 2003. These items and the obligations incurred in connection with the financing of the purchase of InterCall as described above are the only material changes to the Company’s contractual obligations since December 31, 2002.

Capital Expenditures

     The Company believes cash flow from operations, together with existing cash and cash equivalents, financing through operating leases, and available borrowings under its credit facilities will be adequate to meet its capital requirements for the foreseeable future. The Company may pledge additional property or assets of the Company or its subsidiaries, which are not already pledged as collateral securing existing credit facilities. The Company or any of its affiliates may be required to guarantee any existing or additional credit facilities.

Inflation

     The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

     During the second quarter of 2003, the Company completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. The Company entered into a lease of the buildings from this development company. The development company is not a variable interest entity as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51). In addition, the development company partially utilized recourse capital to fund the acquisition of the buildings. The terms of the lease call for an initial lease term of five years with three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate of 150 basis points over a selected LIBOR, which resulted in an annual effective interest rate of 2.74% at September 30, 2003. The Company may, at any time, elect to exercise a purchase option of approximately $10.0 million for the San Antonio building and approximately $31.0 million for the Omaha building. If the Company elects not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. The Company has guaranteed a residual value of 85% to the lessor upon the sale of each building. At September 30, 2003, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $2.2 million.

     These synthetic lease arrangements qualify and are recorded as operating leases and therefore the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others apply. The initial recognition and measurement provisions of FIN 45 are required on a prospective basis to guarantees issued or modified after December 31, 2002. Thus, the Company recognized the fair value of the guaranteed residual value in its financial statements upon completion of the lease arrangements during the second quarter of 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

     As of September 30, 2003, the Company had $190.0 million of long-term obligations, $40.4 million of a synthetic lease obligation and had outstanding $8.0 million of the $125.0 million available credit facility. The long-term obligations consisted of a $190.0 million variable rate term loan. The revolving credit facility and the synthetic lease obligation also bear interest at a variable rate.

     The acquisition of InterCall closed on May 9, 2003 and was funded with cash and two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $125.0 million. Both facilities bear interest at a variable rate over a selected LIBOR based on the Company’s leverage and adjust quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended September 30, 2003, was 3.20%. The weighted average contractual rate on the term loan at September 30, 2003 was 2.86%. The average daily outstanding balance of the revolving credit facility during the three months ended September 30, 2003, was $21.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended September 30, 2003, was 2.95%. The commitment fee on the unused revolving credit facility at September 30, 2003, was 0.35%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At September 30, 2003 the effective interest rate was 150 basis points over the selected LIBOR. Based on the Company’s obligation under these facilities at September 30, 2003, a 50 basis point change would increase or decrease annual interest expense by approximately $990,000.

     The Company is party to a synthetic lease agreement that had an outstanding balance of $40.4 million at September 30, 2003. The synthetic lease has interest terms identical to that of the term and revolving credit facility and bears interest at a variable rate over a selected LIBOR based on the Company’s leverage, which adjusts quarterly in 25 basis point increments. The effective interest rate at September 30, 2003 was 2.61%. The lease bears interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. Based on the Company’s obligation under this synthetic lease at September 30, 2003, a 50 basis point change would increase or decrease annual interest expense by approximately $202,000.

     Management does not believe that changes in future interest rates on these variable rate obligations would have a material effect on the Company’s financial position, results of operations, or cash flows. The Company does not hedge its exposure to interest rate fluctuations.

Foreign Currency Risk

     On September 30, 2003, the Company had no material revenue or assets outside the United States. The communication services segment operates under contractual arrangements for workstation capacity in India and Jamaica. The contracts are denominated in U.S. dollars. These contact centers are receiving or initiating calls only from or to customers in the United States. The Company has no direct management or ownership of the personnel or assets at these foreign locations. These sites do not currently have dedicated customers. Therefore, the particular programs or campaigns run at these sites could be moved to other operations. The facility in Victoria, British Columbia, which began taking calls in April 2003, operates under a revenue contract denominated in U.S. dollars. This contact center is receiving calls only from customers in the United States.

     In addition to the United States, the conferencing services segment operates facilities in the United Kingdom, Canada, Singapore, Australia and New Zealand. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect the Company’s revenues and net income attributed to these subsidiaries. For the three and nine months ended September 30, 2003, revenues and assets from non-U.S.

countries were less than 10% of consolidated revenues and assets. Management does not believe that changes in future exchange rates would have a material effect on the Company’s financial position, results of operations, or cash flows. The Company has not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

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

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. This matter arises out of the same facts and involves the same plaintiff as Patricia Sanford v. Memberworks Incorporated, et al., Case No. 02CV0601H filed in the United States District Court, Southern District of California as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and the Company or West Telemarketing Corporation (“WTC”) or wholesale customers of the Company or WTC. The Company and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and the Company appealed the ruling to the California Court of Appeals. On September 24, 2003, the Court of Appeals issued an order directing the trial court to show cause why the case should not be dismissed. WTC and the Company are awaiting a final ruling from the Court of Appeals. The Company is currently unable to predict the outcome or reasonably estimate the possible loss or range of losses associated with this claim.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company’s clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On March 7, 2002, the plaintiffs filed an interlocutory appeal to the 8th District Court of Appeals for the State of Ohio. On July 21, 2003, the 8th District Court of Appeals for the State of Ohio reversed the trial court’s order. The Company and the other defendants have each filed petitions for review of the Court of Appeals’ ruling in the Ohio Supreme Court and are awaiting the Court’s decision whether it will accept the case. The Company is currently unable to predict the outcome or reasonably estimate the possible loss or range of losses associated with this claim.

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

     (b)  Reports on Form 8-K

The Company filed an amended Current Report on Form 8-K/A, dated July 21, 2003, with the Securities and Exchange Commission to disclose InterCall’s financial statements for the fiscal years ended December 31, of 2002, 2001 and 2000 and the three months ended March 31 2003 and March 31, 2002. with additional unaudited pro forma combined condensed financial statements were attached as Exhibit 99.1.

The Company filed a Current Report on Form 8-K, dated July 24, 2003, with the Securities and Exchange Commission to disclose its operating results for the quarter ended June 30, 2003.

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

Date: November 7, 2003