Form 10-K
period 2003-12-31
WEST CORP
filed 2004-03-08
CIK 1024657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-21771

West Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	47-0777362
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

11808 Miracle Hills Drive, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 963-1200

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity) as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $525.1 million. At March 1, 2004, 67,333,757 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held on May 13, 2004 are incorporated into Part III.

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	12
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders	14
	Executive Officers of the Registrant	15
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
PART III
Item 10.	Directors and Executive Officers of the Registrant	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management	33
Item 13.	Certain Relationships and Related Transactions	33
Item 14.	Principal Accounting Fees and Services	33
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	34
Signatures		37
Employment Agreement - Thomas B. Barkor
Employment Agreement - Paul M. Mendlik
Lease
Employment Agreement - Nancee R. Berger
Employment Agreement - Mark V. Lavin
Employment Agreement - Steven M. Stangl
Employment Agreement - Michael M. Sturgeon
Employment Agreement - Jon R. (Skip) Hanson
Employment Agreement - Todd B. Strubbe
Employment Agreement - Michael E. Mazour
Employment Agreement - Joseph Scott Etzler
Credit Agreement
First Amendment to Credit Agreement
Second Amendment to Credit Agreement
Participation Agreement
First Amendment to Participation Agreement
Second Amendment to Participation Agreement
Subsidiaries
Consent of Deloitte & Touche LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	our 2004 financial outlook;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.

      Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and elsewhere in this report.

      All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

PART I.

Item 1.	Business

Overview

      West Corporation is one of the largest independent providers of outsourced communication services and worldwide conferencing services. West enables its clients to outsource a wide range of communication services as well as providing audio, video and web conferencing services. We provide services to our clients through two segments, communication services and conferencing services.

      Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of services driven by both customer–initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention, customer care and accounts receivable management. Our agent services are primarily consumer applications but we also provide business-to-business applications. Our automated services operate over 140,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include secure automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting, and call routing and call transfer services.

      Our conferencing services include an integrated suite of audio, video and web conferencing services. These services range from basic automated solutions to highly complex, international operator-assisted and event driven solutions. Our video conferencing services provide basic video conferencing with the additional ability to visually share documents and presentations. Our web conferencing services provide web conferencing and interactive web-casting services.

      Our communication services business operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Jamaica, India and Canada. The communication services business also manages a home agent solution. The home agent solution allows the agents to work from their homes and interface with our customer contact center network. Our conferencing services business operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia and New Zealand.

      West Corporation, a Delaware corporation, is headquartered in Omaha, Nebraska. Our principal executive offices are located at 11808 Miracle Hills Drive, Omaha, Nebraska. Our telephone number is (402) 963-1200. Our website address is www.west.com. All of our SEC reports are available on our website.

      None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only. West, InterCall, ConferenceCall.com, West Direct, Attention, Mshow and InView are our trademarks or service marks.

Communication Services

CRM Industry

      Our communication services business operates in the customer relationship management (“CRM”) industry. The CRM function generally refers to a company’s direct marketing and customer service functions especially those that are provided through customer call centers. Once intended to serve as a pure marketing or support function, call centers have undergone significant changes in functionality over the last several years. In particular, the scope of customer interaction has expanded greatly from single purpose — usually only support or marketing — to multi-dimensional, often combining customer support, sales, marketing, accounts receivable management and technical support.

      Call centers experience significant fluctuations in support and service demand. Many companies have found that it is not cost-effective to maintain excess call center capacity and that they are not well equipped to accommodate fluctuations in demand.

      Companies traditionally relied on in-house personnel and infrastructure to perform sales, direct marketing and customer service. However, driven by increasing competition and the evolution of the customer service function, businesses continue to outsource CRM activities to focus on their core competencies and to reduce costs. Outsourced CRM providers can offer clients lower overall call center costs due to economies of scale, sharing the cost of new technology among a larger base of users, and higher capacity utilization rates. By turning to an outsourced CRM provider, companies get access to leading edge call center technology without the cash outlay or maintenance costs that accompany such top-tier platforms.

      The outsourced CRM industry has evolved from primarily single-facility, low technology environments to large, full service organizations with multi-location, large-volume contact centers that use advanced systems. Some independent CRM providers have invested in large-volume state-of-the-art contact centers and advanced network technology. Larger service providers, who can achieve greater economies of scale, can more easily justify ongoing investment in sophisticated call management software, predictive dialers and automatic call distributors, which generally provide better quality and more cost-effective services.

Services

      We are one of the few providers that offers a comprehensive portfolio of outsourced CRM services. We focus on complex, large-volume programs. We offer integrated CRM offerings through two solutions – agent-based and automated. Our agent-based services include dedicated agent, shared agent, business-to-business and accounts receivable management services.

      Agent-Based. With our agent-based solutions, we provide clients with a comprehensive portfolio of services, which are driven primarily by inbound or customer-initiated transactions. Our agent-based solutions offer large volume transaction capabilities, including order processing, customer acquisition, customer retention and customer service. We offer both dedicated agent and shared agent solutions. Dedicated agents serve one client, while shared agents serve multiple clients. We have over 19,000 dedicated and shared agents and over 13,000 workstations within the agent-based group. Also, at December 31, 2003 we had approximately 500 home agents.

      Many companies find it increasingly difficult to provide high quality customer service. We address this concern by providing customized solutions with dedicated agents who have extensive knowledge of a single client and its products. We work closely with each client to understand its customer contact needs and jointly develop solutions that enhance its customer satisfaction. We provide both inbound and outbound dedicated agent programs, which focus on the following client applications:

•	product sales;

•	product registration;

•	customer service;

•	product or technical support; and

•	customer retention campaigns.

      Shared agent services can be a more cost-effective way of serving customers as agents may receive transactions for one of hundreds of different products at any given time. Our shared agent services focus on maximizing clients’ sales potential and, at the same time, lowering their cost per order. Our shared agents are trained on a sophisticated proprietary system that enables them to process transactions for a number of shared clients. Our shared agent services support inbound transactions exclusively. Our shared agents perform services such as telephone order capture, sales lead generation, dealer referral and other information gathering and sharing campaigns. We measure the productivity of our shared agents by measuring their ability to process a large volume of simultaneous incoming calls in a short period of time. Transaction volume is primarily generated by television advertisements or major print campaigns where we must handle extreme fluctuations in transaction volumes over short periods of time.

      Also within the shared agent services group is West Direct. West Direct is a performance based marketing and technology company that was developed internally and is focused on helping our clients maximize the value of every customer interaction. West Direct uses a proprietary patent protected process to generate additional sales opportunities by matching, on a real-time basis, customer profiles with compatible products that are available for sale.

      Business-to-Business. We also provide business-to-business marketing services for clients whose target markets include hundreds of thousands of small to medium-sized businesses. The clients who rely on these services typically cannot cost effectively serve a diverse and small client base with the appropriate level of attention. Through a more efficient sales and service effort driven by focused professionals we can provide these services to the clients’ customers. These applications are designed to enhance and increase our clients’ information about their current and prospective customers, schedule appointments for their regional and national sales forces, and sell services to accounts that may not warrant a face-to-face sales presentation. Applications include sales, order management, technical support and customer life cycle management.

      Accounts Receivable Management. Through our wholly-owned subsidiary Attention, we provide collection management and debt collection services to companies in various industries including healthcare, automotive, telecommunications, financial services and retail. In late 2003, Attention entered into a purchased paper arrangement with a lender to purchase receivables. The lender provides non-recourse financing for 80% of the purchase price while we invest the remaining 20%. Under this arrangement, Attention performs collection services for a fee and will benefit in a portion of the profits to the extent the cash flows from collections are greater than amounts paid for the purchased receivables.

      Automated Services. We also provide automated CRM services to clients through our industry leading, state-of-the-art technology platform of over 140,000 Interactive Voice Response ports for simultaneous transaction processing. Our large volume automated voice response services are highly customized and are frequently combined with other service offerings. Our automated system enhances our other services by processing routine customer transactions at a lower cost while routing the more complicated customer interaction to a trained agent. Examples of automated applications we manage include:

•	automated credit card activation;

•	prepaid calling card services;

•	automated product information request;

•	answers to frequently asked questions; and

•	call routing and call transfer services.

Strategy

      We aim to enhance our position as a leading provider of integrated CRM solutions. To this end, our strategy is to offer a fully integrated suite of agent-based and automated CRM solutions that are customized to address each client’s unique needs. We implement this strategy by providing high quality services, providing integrated service solutions, emphasizing recurring and large volume programs, capitalizing on state-of-the-art technology and leveraging our strong management experience.

      Quality Services. We develop a detailed understanding of our clients’ unique business requirements to more effectively manage interaction with our clients’ current and prospective customers. This allows us to create customized solutions that consistently meet and exceed our clients’ needs. As a result, we can cross-sell our services and proactively offer new applications. Our top 10 clients have been using our services for an average of nearly six years.

      We believe that service quality is a critical factor in a potential client’s decision to outsource its customer service and sales functions. We differentiate the quality of our services through our ability to:

•	respond quickly to new client programs;

•	efficiently address staffing needs;

•	effectively employ operating systems that can process client campaign data; and

•	provide timely and meaningful reports.

We provide premium quality service through an extensive training program and an experienced management team. We believe that the quality of our service is one of our competitive advantages.

      Integrated Service Solutions. We develop customized and integrated service solutions that are capable of incorporating multiple service offerings. We integrate our service offerings by using our voice and data networking technology and our software systems and hardware platforms. We also design and implement highly flexible applications, combining the large volume capacity of automated voice response with our specialized agent services. Integration of our services provides a cost-effective, comprehensive solution for the client and increases the effectiveness of our agents. We believe our ability to offer integrated service solutions is critical to growing, expanding and retaining our client relationships. During 2003, we generated over 60% of our revenue from clients that use two or more of our service offerings.

      Recurring and Large Volume Programs. We have established a strong track record of successfully managing large volume client programs. Our strategy is to target clients with large volume programs. We generally seek growth-oriented clients who need customized applications, which often leads to long-term relationships.

      State-of-the-Art Technology. Our state-of-the-art technology enables us to offer premium quality, flexible and cost-effective service solutions that are tailored to each client’s unique needs. We currently employ approximately 870 information technology professionals to modify and enhance our operating systems and to design client programs. Examples of our technology include:

•	computer/telephone and Internet protocol (IP) systems integration;

•	proprietary CRM software systems;

•	proprietary interactive voice response technology including Advanced Speech Recognition;

•	high speed, fault-tolerant computer systems;

•	centralized network control;

•	intelligent upsells; and

•	proprietary staffing and scheduling.

      Strong Management Experience. We have distinguished ourselves through our ability to attract and retain some of the most talented managers in the outsourced CRM industry. The executive officers who are responsible for our day-to-day management have, on average, nearly nine years of experience.

Facilities and Service Security

      We recognize the importance of providing uninterrupted service for our clients. We have invested significant resources to develop, install and maintain facilities and systems that are designed to be highly reliable. Our facilities and systems are designed to maximize system in-service time and minimize the possibility of a telecommunications outage, a commercial power loss or an equipment failure.

      We use redundant network architecture, which substantially reduces the possibility of a system failure and the interruption of telecommunications service. Most of our contact centers are serviced by dual central office switches, providing split access flexible egress routing capabilities, as well as backup access into each facility, using dual fiber ring SONET-based self-healing network architectures. Most telephone numbers that are directed to our contact centers are appended with dual routing instructions in the event of an error on the primary network path. These capabilities allow incoming calls to be redirected via an alternate long distance switch and/or through a backup access line in the unlikely event of a long distance or local network failure.

      Our systems also feature operational redundancy. We use automatic call distributors with dual cores (CPU & I/ O modules) and online automatic backup, as well as fault-tolerant mainframe computers with spontaneous dual backup for processors, disk management and mechanical functions. We store copies of all proprietary software systems and client application software in a secure off-site storage facility. We actively monitor all critical components of our contact centers 24 hours per day, 365 days per year. Many of our facilities also have stand-alone primary power systems, which include both battery backup and diesel generator backup power systems.

Call Management Systems

      We specialize in processing large and recurring transaction volumes. We work closely with our clients to accurately project future transaction volumes. We use the following practices to efficiently manage our transaction volumes:

      Historical Trend Analyses. We track weekly, daily and hourly trends for individual client programs. We believe that the key to a cost efficient CRM program begins with the effective planning of future volumes to determine the optimal number of sites, employees, workstations and voice response ports that need to be deployed each hour. We have years of data that we use to determine the transaction patterns of different applications such as order capture, lead generation and customer service.

      Forecasting Call Volumes and Establishing Production Plans. We forecast volumes for inbound calls to shared agents for each one-half hour increment for each day. We then use historical data regarding average handle time, average wait time, average speed of answer and service level targets to determine the actual number of transactions that may be processed by a workstation or voice response port during a specific one-half hour increment. This process enables the effective determination of the number of workstations and voice response ports needed for a given campaign.

      Staffing and Scheduling Plans. Based upon the total number of workstations required to be staffed, we create a detailed staffing schedule. These schedules are typically forecasted six to eight weeks in advance to assist the personnel and training departments in hiring and training the desired number of personnel. Agents are given regular work schedules that are designed to coincide with anticipated transaction patterns and trends. We have developed a proprietary scheduling system, known as Spectrum, that efficiently identifies variances between staff scheduled and staff needed. The system accommodates real-time adjustments for personnel schedules as volume projections fluctuate. Agent personnel directly interact with the system through kiosks located in the call center or the Internet to schedule additional hours or excused time.

      Network Control Center. Our multiple remote sites present unique challenges in delivering consistent premium quality service. Our Network Control Center, based in Omaha, Nebraska, operates 24 hours a day, 365 days a year and uses both internal and external systems to effectively create and operate this remote site environment. We interface directly with long distance carriers and have the ability to allocate call volumes among our various contact centers on command with the assistance of sophisticated third party routing products. Our traffic control specialists compare actual volumes and trends to stated staffing and scheduling plans. When necessary, we can adjust for minor variances between actual and projected volumes and personnel by facility. As a result, transactions are optimally directed to available personnel, which maximizes the utilization of personnel and improves efficiency. The Network Control Center monitors the status of processing activities on a minute-by-minute basis. Minor real time variances between projected and actual trends are promptly entered into our database and used to develop future campaigns and staffing levels. During times of unexpected events, such as weather-related situations, we can immediately react and, whenever possible, redirect transactions to an unaffected site to satisfy the business needs of our clients.

Sales and Marketing

      We offer our clients large-scale, cost-effective solutions on an outsourced basis to help companies acquire, retain and grow their customer relationships. Our sales and marketing strategy focuses on leveraging our expertise, integrated service capabilities and reputation for premium quality service to cross-sell our services to existing clients and to develop new long-term client relationships. We also identify potential new clients with aggressive growth objectives and premium brands in industries that face increased competition.

      We formulate detailed annual sales and marketing plans for our communication business. These plans contain objectives and milestones, which we track regularly throughout the year. Our sales organization is organized and trained to focus on specific industries and overall client needs. Our objective is to sell integrated solutions to prospective and existing clients. We pay commissions on both new sales and incremental revenues generated from new and existing clients to sales professionals.

Competition

      Our competitors in the CRM solutions industry range from very small firms catering to specialized programs and short-term projects, to large independent firms. We also compete with the in-house operations of many existing clients and potential clients. We believe that only one or two competitors have the capability to provide a full suite of outsourced CRM solutions. The principal competitive factors in this industry include: quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients’ needs, capacity, industry-specific experience, technological expertise and price.

Contact Management Systems

      We specialize in processing large and recurring volumes on behalf of our clients. Our ability to consistently staff and manage our agents across geographically dispersed contact centers is critical to providing premium quality service. We apply standardized practices in all contact centers to ensure uniform quality of service. We maintain strong centralized control to assure rigorous adherence to management practices, including quality assurance, and to provide daily staffing plans for each individual site.

’

Quality Assurance

      We continuously evaluate the performance of our agents to ensure that we meet or exceed both our own and our clients’ quality standards. Our quality assurance testing includes monitoring agent and consumer contacts. We encourage our clients to participate in all aspects of the quality assessment.

      We have direct contact with our clients’ customers. Given the importance of this role, we believe that our ability to provide premium quality service is critical. West and our clients each shadow-monitor and evaluate the performance of agents to confirm that clients’ programs are properly implemented using clients’ approved scripts and that the agents meet clients’ customer service standards. We regularly measure the quality of our services by reviewing such variables as average handle time, volume, average speed of answer, sales per hour, rate of abandonment, collection rates, quota attainment and order conversion percentages. We provide clients with regular reports on the status of ongoing campaigns and transmit summary data and captured information electronically to clients.

      We maintain quality assurance departments for each of the agent-based divisions. These departments are responsible for the overall quality of the services being provided. We use statistical summaries of the performance appraisal information for our training and operations departments to provide feedback and to identify agents who may need additional training.

      See note 11 to our consolidated financial statements for a summary of the gross revenues, net profits and total assets for our communications services segment for each of the last three fiscal years.

Conferencing Services

Conferencing Industry

      The conferencing services industry consists of audio, video and web conferencing services that are marketed to businesses and individuals worldwide. Web services include data conferencing, collaboration, streaming/ web-casting, and the delivery of commercial, online training and education applications.

      An important trend in the conferencing services industry is the growth of unattended conferencing, which are services that do not use an operator. Customers like unattended conferencing because it is easy to use and it costs less than attended conferencing calls. Over the last several years, the market for conferencing services has been subject to significant demand and pricing fluctuations. From a demand perspective, efforts by businesses, private organizations and state governments to reduce costs have led to business travel reductions, which has increased demand for conferencing services.

      From a pricing perspective, financial instability among some of the larger audio conferencing providers has led some of these providers to reduce prices. In addition, as long distance telephone rates have fallen competition between carriers and service providers has caused additional reductions in conferencing prices.

Services

      Our conferencing business offers an integrated suite of conferencing services including audio, video and web. Our conferencing services business serves more than 27,000 customers.

      Audio Conferencing. Our audio conferencing business enables our clients to conduct meetings efficiently and cost effectively by linking multiple participants in geographically dispersed locations. We offer basic operator-assisted and unattended audio conferencing. We also offer additional options, including Leader-View, a web-based tool that allows the leader of a conference call to see information on participants and view a question and answer queue list. Other audio conferencing services include Reservation-less, Operator Assisted and Events. Reservation-less is a basic unassisted audio bridging service. Operator assisted calls include the standard features of having an operator conduct the call plus additional options such as data collection on participants. Event calls are calls with large numbers of participants, such as investor relations announcements, product launches and press conferences. The Events offering layers on a higher level of service beyond Operator Assisted for large gatherings.

      Video Conferencing. Video bridging is now provided as a feature of the conferencing service offering. Services include continuous presence, speed watching and video streaming. Video conferencing services are provided through a proprietary offering called InView. InView customers consist of organizations that have realized that video conferencing maintains the effectiveness of traditional face-to-face meetings, in a low cost environment. InView provides multipoint video conferencing services, applications and training around the world. Basic video conferencing services with the additional ability to share documents and PowerPoint presentations, and stream conferences to the Internet are available, as well as conferences recorded for future playback.

      Web Conferencing. Web conferencing and web-casting services are provided through a proprietary product, Mshow, as well as through re-sale agreements with PlaceWare, a division of Microsoft, WebEx and Raindance products.

Strategy

      We have positioned ourselves as a first-class provider of high touch conferencing services. Unlike many of our competitors, we maintain a direct sales force that is focused exclusively on understanding our clients’ needs and delivering conferencing solutions. We train “Meeting Consultants” to assist clients in cultivating strong meeting leadership skills and in techniques to increase participation in geographically dispersed meetings. This high touch, service-intensive effort is a differentiating characteristic of our conferencing services business relative to our competitors. Our strategy is to:

•	drive increased usage within the existing client base;

•	market to new and existing clients a comprehensive service offering that provides high personal touch;

•	continue to improve operating efficiencies; and

•	leverage our financial stability and brand equity as a leading provider of outsourced CRM services in sales and marketing efforts.

Sales and Marketing

      Our conferencing business manages sales and marketing through three dedicated channels, National Accounts, Direct Sales and the Internet. National Accounts sales representatives sell to Fortune 500 companies with each representative working eight to twelve assigned accounts. Direct Sales consultants primarily focus on “non-Fortune 500 accounts.” Direct Sales meeting consultants cover a much larger client base, primarily through a call center, and are assigned a number of prospects to call each week. We also have international professional sales representatives providing local market expertise and intelligence.

      ConferenceCall.com uses Internet marketing to acquire customers. ConferenceCall.com’s primary customer acquisition vehicle involves using Internet-based search engines to identify potential purchasers of conferencing services. ConferenceCall.com places paid advertisements on search pages of major Internet search engine sites. When a potential customer searches for “conference calls” or similar keywords, our paid advertisements are among the first search results to appear. Search engine companies auction off positioning for selected search terms in a dynamic fashion thus allowing individual advertisers to bid on the “next click through” for any given search term. The strength of ConferenceCall.com’s marketing program lies in its ability to automatically monitor ad placement on all of the major search engines and ensure optimal positioning on each of these search sites.

Competition

      Our competitors in the conferencing solutions industry range from large long distance carriers such as AT&T, MCI, Sprint and Global Crossing to independent providers such as PTEK Holdings Inc. and Genesys Conferencing. We believe that we have been able to grow market share in recent years due to our relatively large, geographically dispersed sales force dedicated solely to providing conferencing solutions on a global basis. Some competitors sell conferencing services as part of a bundled product and therefore may not be as focused on meeting specific conferencing solution needs.

      See note 11 to our consolidated financial statements for a summary of the gross revenues, net profits and total assets for our conferencing services segment for each of the last three fiscal years.

      The remainder of this section applies to our entire consolidated enterprise.

Personnel and Training

      We believe that a key component of our success is the quality of our employees. As a large-scale service provider, we continually refine our approach to recruiting, training and managing our employees. We have established procedures for the efficient weekly hiring, scheduling and training of hundreds of qualified employees. These procedures enable us to provide flexible scheduling and staffing solutions to meet client needs.

      We offer extensive classroom and on-the-job training programs for personnel, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines, telephone etiquette and proper use of voice inflections. Operators receive professional training lasting from four to 35 days, depending upon the client program and the nature of the services being provided. In addition to training designed to enhance job performance, employees are also given a detailed description of our organizational structure, standard operating procedures and business philosophies.

      At December 31, 2003, we employed approximately 24,000 employees. Approximately 22,500 were employed in the communication services segment and approximately 1,500 were employed in the conferencing services business. Approximately, 4,400 of these employees were employed in management, staff and administrative positions. We consider our relations with our employees to be good. None of our employees are represented by a labor union.

Technology and Systems Development

      Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality and integrated solutions. We have made significant investments in reliable hardware systems and integrate commercially available software when appropriate. Because our technology is client focused, we often rely on proprietary software systems developed in-house to customize our services. Our significant achievements include:

•	development of sophisticated data collection tools and data warehousing systems to analyze and measure the success of clients’ programs;

•	design of a proprietary system that web-enables our workstations, enhancing our agents’ effectiveness in interacting with our clients’ customers;

•	development of a proprietary, highly responsive scripting system; and

•	development of a proprietary, state-of-the-art workforce management and scheduling system.

      Our network facilities and systems are designed to maximize system in-service time and minimize the possibility of failure. Our infrastructure is designed to reduce the possibility of system or site downtime or interruption of the telecommunications service. We utilize commercially available and time-proven voice switching equipment. Our back-end systems, including client billing are primarily internally developed.

Proprietary Rights and Licenses

      We rely on a combination of applicable copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures, to establish and protect our proprietary rights. We have been issued two patents and have 49 pending patent applications pertaining to intelligent upsells, transaction processing, call center and agent management, data collection, reporting and verification, micro payments and credit card processing. Despite these precautions, we cannot assure you that third-parties will not misappropriate our proprietary technology. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, we cannot assure you that third parties will not assert infringement claims against us. Further, we operate in many foreign jurisdictions. We cannot assure you that we will be able to protect our intellectual property in these or other foreign jurisdictions.

Reliance on Major Clients

      A significant portion of our revenue is generated from relatively few clients. The loss of a significant client could seriously harm us. We had one customer, AT&T, who accounted for approximately 15% of our total revenue in 2003. The revenue generated by AT&T results from over 35 programs which utilize technology from agent based and automated services. During 2003, our largest 100 clients represented 77% of our revenues.

Foreign Operations

      At December 31, 2003, our total revenue and assets outside the United States were less than 10% of our consolidated revenue and assets.

      Our communication services business operates facilities in Victoria, British Columbia, and Kingston and Montego Bay, Jamaica. Our communication services business also contracts for workstation capacity in Mumbai, India. Currently, these contracts are denominated in U.S. dollars. These call centers receive or initiate calls only from or to customers in North America. Under the Mumbai arrangement, we do not own the assets or directly employ any personnel.

      Our conferencing services business has international sales offices in Canada, Australia, Hong Kong, Ireland, the United Kingdom, Singapore, Germany, Japan and France. The business operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong and New Zealand.

Government Regulation

      Our sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act (the “TCPA”), which was enacted in 1991, authorized and directed the Federal Communications Commission (the “FCC”) to enact rules to regulate the telemarketing industry. In December 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls.

      On July 3, 2003, the FCC issued a Report and Order setting forth amended rules and regulations implementing the TCPA. The rules, with a few exceptions, became effective August 25, 2003. These rules included: (1) restrictions on calls made by automatic dialing and announcing devices; (2) limitations on the use of predictive dialers for outbound calls; (3) institution of a national “do-not-call” registry in conjunction with the Federal Trade Commission (the “FTC”); (4) guidelines on maintaining an internal “do-not-call” list and honoring “do-not-call” requests; and (5) requirements for transmitting caller identification information. The “do-not-call” restrictions took effect October 1, 2003. The caller identification requirements became effective January 29, 2004. The FCC also included rules restricting facsimile advertisements. These rules become effective January 1, 2005.

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

      The FTC amended the TSR in January 2003. The majority of the amendments became effective March 31, 2003. The changes that were adopted that may materially adversely affect us, our clients and/or our industry include: (1) subjecting a portion of the Company’s inbound calls to additional disclosure requirements from which such calls were previously exempt; (2) prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing; (3) application of the TSR to charitable solicitations; (4) additional disclosure statements relating to certain products and services; (5) additional authorization requirements for payment methods that do not have consumer protections comparable to those available under the Electronic Funds Transfer Act (“EFTA”) or the Truth in Lending Act, or for telemarketing transactions involving pre-acquired account information and fee-to-pay conversion offers; (6) institution of a national “do-not-call” registry; (7) limitations on the use of predictive dialers for outbound calls; and (8) additional disclosure requirements relating to upsells, especially those involving negative option features. The “do-not-call” restrictions became effective October 1, 2003. We believe we are in compliance with the amendments.

      The amendments to the TSR in 2003 may have a material impact on both our revenue and profitability. The TSR will have the greatest effect on agent-based services. The TSR has had a material impact on our ability to present upsells. The addition of a national “do-not-call” list to the growing number of states that already have “do-not-call” lists has reduced the number of households that we may call. However, the extent of that impact is dependent upon the types of programs offered by clients and whether the clients call customers with which they have a pre-existing business relationship, which is exempt from the TSR. However, based upon our experience with the national “do-not-call” list, we do not believe the impact of the “do-not-call” list will have a material impact on us.

      In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do or may apply to us. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Many of these statutes have an exemption for publicly traded companies.

      Our employees who are involved in certain types of sales activity, such as insurance or mortgage loans, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities.

      The industries that we serve are also subject to varying degrees of government regulation, including laws and regulations relating to contracting with the government and data security. We are subject to some of the laws and regulations associated with government contracting as a result of our client contracts. With respect to marketing scripts, we rely on our clients and their advisors to develop the scripts in making consumer solicitations on behalf of our clients. We generally require our clients to indemnify us against claims and expenses arising with respect to the scripts that our clients provide.

      We specifically train our marketing representatives to handle calls in an approved manner and believe we comply in all material respects with all federal and state telemarketing regulations. There can be no assurance, however, that we would not be subject to regulatory challenge for a violation of federal or state law.

      The accounts receivable management and collection business of Attention is regulated both at the federal and state level. The Federal Fair Debt Collection Practices Act (the “FDCPA”) regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer debtor. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Attention is also subject to the Fair Credit Reporting Act (the “FCRA”), which regulates the consumer credit reporting industry and which may impose liability to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The FTC has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The accounts receivable management and collection business is also subject to state regulation. Some states require that debt collection companies be licensed.

      Several of the industries served by Attention are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the clients, Attention could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Item 2.	Properties

      Our corporate headquarters is located in Omaha, Nebraska. Our headquarters facilities, which we own, encompass approximately 153,000 square feet of office space in two buildings.

      We also own four facilities totaling approximately 160,000 square feet, which we use as communication services production call centers. Through a synthetic lease agreement, we lease two locations in two states encompassing approximately 242,000 square feet. These locations are used for both administrative and communication services production activities.

      As of December 31, 2003, our communications services segment leased or contracted for the use of contact centers and automated voice and data processing centers totaling approximately 1,300,000 square feet in 16 states and three foreign countries: Mumbai, India, Victoria, British Columbia, Canada; and Montego Bay and Kingston, Jamaica. The Mumbai location is operated under a three-year lease. Upon expiration of the lease, we have the option to buy the contact center and the related assets.

      As of December 31, 2003, our conferencing services business owned two operator assisted conferencing call centers totaling approximately 62,000 square feet in two U.S. locations. Our conferencing service business leases an operator assisted conferencing center totaling approximately 9,000 square feet in the United Kingdom. Our conferencing services business also leases approximately 80,000 square feet of office space for sales offices in 17 states and 8 foreign countries. Our conferencing services business also owns a facility of approximately 57,000 square feet used for administrative activities in the U.S. and leases an additional 43,000 square feet in two U.S. and three foreign locations for administrative activities.

      The following table summarizes the geographic location of and the number of computer-assisted telephone workstations, voice response ports or conferencing ports by geographic region at our contact centers as of December 31, 2003.

	Number of	Number of
	Computer	Voice	Number of
	Assisted	Response	Conferencing
Geographic Location	Workstations	Ports	Ports

South	7,950	76,726	37,632
Midwest	2,163	24,012	—
Northwest	893	—	—
West	508	42,410	—
Northeast	448	—	—

Total U.S. based	11,962	143,148	37,632
Foreign	1,269	—	9,062

Total	13,231	143,148	46,694

      We believe that our facilities are adequate for our current requirements and that additional space will be available as required. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in this report for information regarding our lease obligations.

Item 3.	Legal Proceedings

      From time to time, we are subject to lawsuits and claims, which arise out of our operations in the normal course of our business. We are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe, except for the items discussed below for which we are currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

      Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. This matter arises out of the same facts and involves the same plaintiff as Patricia Sanford v. Memberworks Incorporated, et al., Case No. 02CV0601H filed in the United States District Court, Southern District of California. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and the Company or West Telemarketing Corporation (“WTC”) or wholesale customers of the Company or WTC. The Company and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and the Company appealed the ruling to the California Court of Appeals. On September 24, 2003, the Court of Appeals issued an order directing the trial court to show cause why the case should not be dismissed. Briefing has been completed in the court of appeals, and oral argument is scheduled for March 2004. WTC and the Company are awaiting a final ruling from the Court of Appeals. The Company is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

      Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company’s clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the trial court’s decision for further proceedings. The Company is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

Executive Officers

      Our executive officers are as follows:

Name	Age	Position

Gary L. West	58	Chairman of the Board and Director
Mary E. West	58	Vice Chair of the Board, Secretary and Director
Thomas B. Barker	49	Chief Executive Officer and Director
Nancee R. Berger	43	President and Chief Operating Officer
J. Scott Etzler	51	President — InterCall, Inc.
Jon R. Hanson	37	Chief Administrative Officer and Executive Vice President — Corporate Services
Mark V. Lavin	45	President — West Telemarketing Corporation
Michael E. Mazour	43	President — West Telemarketing Corporation Outbound
Paul M. Mendlik	50	Chief Financial Officer and Treasurer, Executive Vice President — Finance
Steven M. Stangl	45	President — Communication Services
Todd B. Strubbe	40	President — West Direct, Inc. and — West Interactive Corporation
Michael M. Sturgeon	42	Executive Vice President — Sales and Marketing

      Gary L. West co-founded WATS Marketing of America (“WATS”) in 1978 and remained with that company until 1985. Mr. West joined us in July 1987 after the expiration of a noncompetition agreement with WATS. Mr. West has served as Chairman of the Board since joining us. Mr. West and Mary E. West are husband and wife.

      Mary E. West co-founded WATS and remained with that company until 1985. In January 1986, she founded West. Mrs. West has served as our Vice Chair since 1987. Mrs. West and Mr. West are wife and husband.

      Thomas B. Barker joined us in 1991 as Executive Vice President of West Interactive Corporation. Mr. Barker was promoted to President and Chief Operating Officer in March 1995. Mr. Barker was promoted to President and Chief Executive Officer in September 1998. He is currently our Chief Executive Officer.

      Nancee R. Berger joined West Interactive Corporation in 1989 as Manager of Client Services. Ms. Berger was promoted to Vice President of West Interactive Corporation in May 1994. She was promoted to Executive Vice President of West Interactive Corporation in March 1995, and to President of West Interactive Corporation in October 1996. She was promoted to our Chief Operating Officer in September 1998 and was promoted to President and Chief Operating Officer in January 2004.

      J. Scott Etzler joined InterCall in June 1998 as President and Chief Operating Officer and was Chief Executive Officer from March 1999 until InterCall was acquired by us in May, 2004. He is currently the President of InterCall. He brings over 20 years of key management experience in the voice and data communications marketplace having held executive positions with AT&T, Decision Industries and Sprint.

      Jon R. (Skip) Hanson joined us in 1991 as a Business Analyst. Mr. Hanson was promoted to Vice President, Corporate Administrative Services in June 1996. In October 1999, he was promoted to Chief Administrative Officer and Executive Vice President — Corporate Services.

      Mark V. Lavin joined us in 1996 as Executive Vice President — West Telemarketing Corporation, and in September 1998, Mr. Lavin was promoted to President. From 1991 until 1996, he served in several key management roles within the hotel industry organizations, including Vice President of Carlson Hospitality Worldwide Reservation Center and General Manager of the Hyatt Reservation Center.

      Michael E. Mazour joined West Telemarketing Corporation Outbound in 1987 as Director — Data Processing Operations. In 1990, Mr. Mazour was promoted to Vice President — Information Services of the Company’s Direct Teleservices division and to Senior Vice President — Client Operations in 1995. In 1997, Mr. Mazour was promoted to Executive Vice President — Direct Teleservices and in July 2000, Mr. Mazour assumed full operations responsibility. In January 2004, Mr. Mazour was promoted to President — West Telemarketing Corporation Outbound.

      Paul M. Mendlik joined us in 2002 as Executive Vice President — Chief Financial Officer and Treasurer. Prior to joining us, he was a partner in the accounting firm of Deloitte & Touche LLP from 1984 to 2002. Mr. Mendlik served as the regional partner overseeing Deloitte & Touche LLP’s audit and assurance practice.

      Steve M. Stangl joined West Interactive Corporation in 1993 as Controller. Mr. Stangl was promoted to Vice President of Accounting in 1996. He was promoted to Executive Vice President of West Interactive Corporation in September 1998 and to President in September 2000. In January 2004, Mr. Stangl was promoted to President, Communication Services, and assigned overall management responsibility for the Agent Based, Automated and Business-to-Business Services in the Communication Services segment.

      Todd B. Strubbe joined West Direct, Inc. in July 2001, as President and was appointed President of West Interactive Corporation in January 2004. Previously, he was President and Chief Operating Officer of CompuBank, N.A., prior to its sale of customers and deposits in 2001 to NetBank. He was with First Data Corporation from 1995 to 2000 as Managing Director, Systems Architecture and Product Development for its $1.4 billion division, First Data Resources. Prior to this, Mr. Strubbe was President of First Data’s Electronic Payments Group and Vice President of Corporate Planning and Development. Prior to joining First Data, Mr. Strubbe was with McKinsey & Company, Inc.

      Michael M. Sturgeon joined us in 1991 as a National Account Manager — West Interactive Corporation. In September 1994, Mr. Sturgeon was promoted to Vice President of Sales and Marketing — West Interactive Corporation. In March 1997, Mr. Sturgeon was promoted to Executive Vice President — Sales and Marketing.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the Nasdaq National Market under the symbol “WSTC.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	High	Low

2002
First Quarter	$31.95	$24.55
Second Quarter	$33.21	$21.55
Third Quarter	$22.50	$13.25
Fourth Quarter	$17.74	$11.90
2003
First Quarter	$17.97	$13.17
Second Quarter	$28.55	$17.70
Third Quarter	$27.90	$22.45
Fourth Quarter	$26.35	$20.30

      As of March 1, 2004, there were 71 holders of record of Common Shares and approximately 2,900 beneficial shareholders. As of the same date, we had 67,333,757 Common Shares issued and 67,261,513 outstanding. No dividends have been declared with respect to the Common Shares since our initial public offering. We currently intend to use earnings to finance the growth and development of our business and for working capital and general corporate purposes, and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of dividends will be at the discretion of our Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,228,982	$16.3210	2,576,268
Equity compensation plans not approved by security holders	325,000	26.0300	—

Total	6,553,982	$13.8100	2,576,268

Item 6.	Selected Financial Data

      The following table sets forth, for the periods on and at the dates indicated, our selected historical consolidated financial data. The selected consolidated historical income statement and balance sheet data has been derived from our audited historical consolidated financial statements. Our consolidated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, which have been audited by Deloitte & Touche LLP, independent auditors, have been included elsewhere in this Annual Report on Form 10-K. The information is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except for per share and selected operating data)
Income Statement Data:
Revenue	$988,341	$820,665	$780,159	$724,505	$562,444
Cost of services	440,260	399,276	398,892	371,549	288,503
Selling, general and administrative expenses	404,972	314,886	260,426	243,573	194,610

Operating income	143,109	106,503	120,841	109,383	79,331
Other income (expense)	(3,289)	2,145	81	1,539	1,027

Income before income tax expense and minority interest	139,820	108,648	120,922	110,922	80,358
Income tax expense	51,779	39,706	44,633	40,663	30,604

Income before minority interest	88,041	68,942	76,289	70,259	49,754
Minority interest in net income of a consolidated subsidiary	165	300	503	—	—

Net income	$87,876	$68,642	$75,786	$70,259	$49,754

Earnings per share:
Basic	$1.32	$1.04	$1.17	$1.10	$0.79
Diluted	$1.28	$1.01	$1.11	$1.03	$0.77
Weighted average number of common shares outstanding:
Basic	66,495	65,823	64,895	64,043	63,330
Diluted	68,617	68,129	68,130	67,950	64,380
Selected Operating Data:
EBITDA(1)	$231,068	$170,022	$169,596	$154,756	$117,019
EBITDA margin(2)	23.4%	20.7%	21.7%	21.4%	20.8%
Net cash flows from operating activities	$191,929	$117,069	$101,784	$111,050	$114,221
Net cash flows from investing activities	$(475,461)	$(122,685)	$(39,461)	$(68,514)	$(51,598)
Net cash flows from financing activities	$171,009	$(7,977)	$(18,916)	$3,712	$(7,386)
Operating margin(3)	14.5%	13.0%	15.5%	15.1%	14.1%
Net income margin(4)	8.9%	8.4%	9.7%	9.7%	8.9%
Number of workstations (at end of period)	13,231	14,230	11,675	10,147	8,364
Number of IVR ports (at end of period)	143,148	151,759	78,287	50,573	33,476

	As of December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Working capital	$80,793	$223,263	$235,180	$151,006	$104,427
Property and equipment, net	234,650	213,641	202,671	197,178	167,934
Total assets	1,015,863	670,822	591,435	553,907	408,989
Total debt	192,000	29,647	30,271	41,355	45,196
Stockholders’ equity	$656,238	$549,592	$468,159	$378,125	$291,962

(1)	“EBITDA” is defined as income before income tax expense and minority interest, depreciation, interest income, interest expense and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is presented as the Company understands that certain investors use it as one measure of a borrower’s historical ability to service its debt. The following is a reconciliation of EBITDA to net income:

Net income	$87,876	$68,642	$75,786	$70,259	$49,754
Minority interest	165	300	503	—	—
Depreciation and amortization	86,466	61,783	50,353	45,167	37,343
Income taxes	51,779	39,706	44,633	40,663	30,604
Interest income	(721)	(2,828)	(4,694)	(4,440)	(3,231)
Interest expense	5,503	2,419	3,015	3,107	2,549

EBITDA	$231,068	$170,022	$169,596	$154,756	$117,019

(2)	Represents EBITDA as a percentage of revenue.

(3)	Represents operating income as a percentage of revenue.

(4)	Represents net income as a percentage of revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key 2003 Events

•	Acquired InterCall on May 9, 2003 and ConferenceCall.com on November 1, 2003.

•	Began reporting results in two reportable segments: communication services and conferencing services.

•	Established two bank credit facilities in May 2003, which consist of a $200.0 million four-year term loan and a revolving credit facility that currently has a maximum borrowing capacity of $250.0 million.

•	20.4% increase in consolidated revenue.

•	Operating margins increased to 14.5% in 2003 compared to 13.0% in 2002.

•	34.4% increase in operating income to $143.1 million.

•	35.9% increase in EBITDA to $231.1 million.

•	The Telemarketing Sales Rule became law in January 2003.

•	Reduced call center workstation capacity by 7.0%.

•	Assumed the management of three foreign customer contact centers in 2003, which increased our foreign capacity over 100%.

Results of Operations

      The following table sets forth our Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

Revenue	100.0%	100.0%	100.0%
Cost of services	44.5	48.6	51.1
Selling, general and administrative expenses	41.0	38.4	33.4
Operating income	14.5	13.0	15.5
Other income (expense)	(0.4)	0.2	0.0
Income before income tax expense and minority interest	14.1	13.2	15.5
Income tax expense	5.2	4.8	5.7
Minority interest	—	—	0.1

Net Income	8.9%	8.4%	9.7%

Years Ended December 31, 2003 and 2002

      Revenue. Revenues increased $167.6 million, or 20.4%, to $988.3 million in 2003 from $820.7 million in 2002. The increase in revenue included $10.4 million of revenue derived from new clients and $187.3 million derived from the acquisitions of Dakotah Direct, Attention, InterCall and ConferenceCall.com, which closed on March 1, 2002, August 1, 2002, May 9, 2003 and November 1, 2003, respectively. The overall revenue increase was partially offset by lower call volumes in certain product lines in the communication services segment. In addition, pricing pressures and concessions continue in both the communication services and conferencing services segments.

      During the year ended December 31, 2003, our largest 100 clients represented 77% of revenues compared to 89% and 86% for the years ended December 31, 2002 and 2001, respectively. This reduced concentration is due to the InterCall acquisition. For the year ended December 31, 2003, InterCall had over 27,000 customers. We had one customer, AT&T, that accounted for 15% of total revenue for the year ended December 31, 2003 and 19% and 21% of total revenue for the years ended December 31, 2002 and 2001, respectively. These percentages do not include the former Wireless and Broadband units of AT&T, which were divested from AT&T in 2002.

      Communication services revenue for the year ended December 31, 2003, increased $6.9 million, or 0.8%, to $827.6 million from $820.7 million for the year ended December 31, 2002. The increase in revenue for 2003 included $26.6 million from the acquisitions of Attention and Dakotah Direct. An important utilization measurement used by the communication services segment for agent-based revenue is the revenue per workstation benchmark. For the year ended December 31, 2003, the revenue per workstation was $51,118 compared to $52,357 in 2002. The 2003 decline in this measurement reflects the effects of the pricing pressures noted above and reduced capacity utilization.

      Conferencing services revenue for 2003 was $160.7 million. This 2003 revenue is derived from the acquisitions of InterCall and ConferenceCall.com. During 2003, the average rate per minute declined while total minutes grew. This is consistent with a recent trend of declining rates offset by increasing minute volumes.

      Cost of Services. Cost of services represents direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $41.0 million, or 10.3%, in 2003 to $440.3 million, from $399.3 million for the comparable period of 2002. As a percentage of revenue, cost of services decreased to 44.5% for 2003, compared to 48.6%, for the comparable periods in 2002. This reduction was primarily due to the acquisition of InterCall, which historically has had a lower percentage of direct costs to revenue than our communication services segment.

      Communication services costs of services decreased $7.8 million, or 2.0%, in 2003 to $391.5 million, from $399.3 million for the comparable period of 2002. As a percentage of revenue, communication services cost of services decreased to 47.3% for 2003, compared to 48.6% for the comparable periods in 2002. The decrease in cost of services as a percentage of revenue can be attributed primarily to continued control of variable labor costs, a greater percentage of call volumes of certain product lines which traditionally have a lower direct cost as a percent of revenue than other communication services operations and the exiting of the 900 services provided by the communication services segment during 2002 which had higher direct costs as a percentage of revenue than other communication services product offerings. In 2003, the communication services segment incurred a $3.0 million charge related to the sale of one contact center and closing of three other contact centers. Similarly, in 2002, the communication services segment incurred a $2.5 million charge related to the closing of several contact centers. Currently, the communications services segment does not anticipate the need to close any further significant contact centers in 2004. However, if market conditions dictate further reductions in capacity, the communication service’s segment would revisit this decision.

      Conferencing services cost of services for 2003 was $48.8 million or 30.4% of revenue.

      Selling, General and Administrative Expenses. SG&A expenses increased $90.1 million, or 28.6%, to $405.0 million for 2003 from $314.9 million for the comparable period of 2002. The acquisition of InterCall and ConferenceCall.com increased SG&A expense by $78.8 million. As a percentage of revenue, SG&A expenses increased to 41.0% for 2003, compared to 38.4% for the comparable period of 2002. This increase is partially attributed to increases in depreciation of $16.7 million and amortization of $7.9 million for 2003. Salaries and benefits in the communications services segment increased $10.5 million or 6.6%. Partially offsetting the increase in SG&A for 2003 was a $14.5 million reduction of bad debt expense to $10.0 million for 2003.

      Communication services SG&A expenses increased by $11.3 million, or 3.6%, to $326.2 million for 2003 from $314.9 million for the comparable period of 2002. As a percentage of revenue, SG&A expenses increased to 39.4% in 2003, compared to 38.4% in 2002. Salaries and benefits increased $10.5 million or 6.6%. Depreciation and amortization increased $6.1 million to $67.9 million, up from $61.8 million in 2002. Bad debt expense decreased $15.6 million to $8.9 million for 2003 from $24.5 million for 2002. This reduction in bad debt expense was due to improvements in the quality of our accounts and notes receivable. We believe that the bad debt expense experienced in 2002 was unusual and that this year’s experience is more representative of normal historical trends.

      Conferencing services SG&A expenses were $78.8 million or 49.0% of revenue.

      Operating Income. Operating income increased by $36.6 million, or 34.4%, to $143.1 million for 2003 from $106.5 million for the comparable period of 2002. As a percentage of revenue, operating income increased to 14.5% for 2003 compared to 13.0% for the corresponding period of 2002 due to the factors discussed above for revenue, cost of services and SG&A expenses. Communication services operating income increased by $3.5 million, or 3.3%, to $110.0 million for 2003 up from $106.5 million for the comparable period of 2002. Conferencing services operating income was $33.1 million or 20.6% of revenue.

      Other Income (Expense). Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term obligations. Other income (expense) totaled $(3.3) million in 2003 compared to $2.1 million for the comparable period of 2002. The change is primarily due to interest expense of $4.8 million on the debt incurred for the acquisitions of InterCall and ConferenceCall.com. Interest expense in 2003 totaled $5.5 million compared to $2.4 million for the comparable period of 2002. Interest income was $0.7 million in 2003 compared to $2.8 million for the comparable period in 2002. The change in interest income is primarily due to lower average cash balances and lower average interest rates during 2003.

      Net Income. Net income increased $19.3 million, or 28.1%, to $87.9 million in 2003 compared to $68.6 million for the comparable period of 2002. Diluted earnings per share were $1.28 compared to $1.01 for the comparable period in 2002.

      Net income includes a provision for income tax expense at an effective rate of approximately 37.0% for 2003. This compares to 36.6%, for the comparable period in 2002.

Years Ended December 31, 2002 and 2001

      Prior to the acquisition of InterCall in 2003, we operated in only one segment. The following discussion reflects our prior organization as a single segment.

      Revenue. Revenues increased $40.5 million, or 5.2%, to $820.7 million in 2002 from $780.2 million in 2001. The increase in revenue included $28.4 million of revenue derived from new clients and $72.5 million derived from the acquisitions of Tel Mark Sales, Dakotah Direct and Attention. The overall revenue increase was partially offset by lower call volumes in agent-based services, as well as the wind down of 900 services in automated services. In addition, pricing concessions resulting from various market changes in agent-based services contributed to a decline in the rate of revenue growth.

      During the year ended December 31, 2002, we provided service to over 900 clients. Eighty percent of our revenue was generated by 48 clients in 2002 compared to 62 clients during 2001. We had one customer, AT&T, who accounted for 19% of total revenue for the year ended December 31, 2002 and 21% and 27% of total revenue for the years ended December 31, 2001 and 2000, respectively. These percentages do not include the former Wireless and Broadband units of AT&T, which were divested from AT&T in 2002.

      Cost of Services. Cost of services increased $0.4 million, or 0.1%, to $399.3 million in 2002, up from $398.9 million for the comparable period of 2001. During 2002, cost of services as a percentage of revenue decreased to 48.6%, compared to 51.1% for the comparable period in 2001. The decrease in cost of services as a percentage of revenue can be attributed primarily to continued control of variable labor costs, a greater percentage of automated and in-bound call volumes which traditionally have a lower direct cost as a percent of revenue than our other operations and the significant reduction in 900 call volumes which have higher direct costs as a percentage of revenue than our other operations. Lower telecommunication costs due to lower service rates negotiated with our primary telecommunications vendor also contributed to lower cost of services in 2002. Cost of services includes charge-backs relating to 900-service revenue of approximately $4.1 million in 2002.

      Selling, General and Administrative Expenses. SG&A expenses increased by $54.5 million, or 20.9%, to $314.9 million in 2002 from $260.4 million for the comparable period of 2001. The increase in SG&A is due primarily to an increase in bad debt expense of $22.6 million, increased depreciation and amortization of

$11.4 million and SG&A expenses associated with our three acquisitions of $27.7 million. During the year ended December 31, 2002, we wrote-off $28.4 million in accounts and notes receivable, all of which had been reserved for in the allowance for doubtful accounts. The increase in depreciation is due to the overall increase in property and equipment primarily due to the purchase of interactive voice response ports during the twelve months ended December 31, 2002. As a percentage of revenue, SG&A expenses increased to 38.4% in 2002 compared to 33.4% for the comparable period of 2001.

      Operating Income. Operating income decreased by $14.3 million, or 11.9%, to $106.5 million in 2002 down from $120.8 million for the comparable period of 2001. As a percentage of revenue, operating income decreased to 13.0% in 2002 compared to 15.5% for the corresponding period of 2001 due to the factors discussed above for Revenue, Cost of services and SG&A expenses.

      Other Income (Expense). Other income (expense) includes sub-lease rental income, interest income from short-term investments, interest income from customer notes receivable and interest expense from short-term and long-term obligations. Other income (expense) totaled $2.1 million in 2002 compared to $0.1 million for the comparable period of 2001. The increase is primarily the result of a $3.0 million write down of an investment in Synchrony Communications, Inc. in September 2001.

      Net Income. Net income decreased $7.2 million, or 9.4%, to $68.6 million in 2002 compared to $75.8 million for the comparable period of 2001. Diluted earnings per share were $1.01 compared to $1.11 for the comparable period in 2001.

      Net income includes a provision for income tax expense at an effective rate of approximately 36.6% for 2002. This compares to 37.1%, for the comparable period in 2001.

Outlook

      On December 16, 2003, we announced our 2004 financial outlook. In that announcement, we stated that revenue expectations for our communication services segment had been reduced by $30.0 to $35.0 million due to the anticipated reduction of services for a significant client. This reduction in service is expected to begin after the end of the first quarter and transition through the end of the third quarter. This reduction in service was the result of the client’s decision to discontinue outsourcing their CRM solutions. While the magnitude of this client’s decision is unusual, it is an example of the potential variability of our revenue and cash flow. Periodically we do lose clients due to a variety of reasons including: competition, mergers, bankruptcies, pricing pressures and client’s decision to discontinue outsourcing CRM solutions.

      We continue to experience pricing pressure from clients. In response to our clients’ demands, we have expanded our foreign customer contact centers to take advantage of lower labor costs. While consolidated workstation capacity declined in 2003, three foreign customer contact centers under our management were opened in 2003, increasing foreign capacity over 100%. We also opened a customer contact center in the Philippines in February 2004. The market pressure to lower prices and the trend to expand foreign operations is likely to continue for the foreseeable future. In response to these pricing pressures, we developed a home agent solution, which we began offering in early 2003. The home agent solution allows agents to work from their homes. The home agent solution provides us access to a greater pool of potential agents and the reduced infrastructure required for this solution provides attractive pricing alternatives for our clients. At December 31, 2003, we had approximately 500 home agents, which is the equivalent of an average-sized inbound contact center.

Liquidity and Capital Resources

      Our primary source of liquidity has been cash flow from operations, supplemented by proceeds from notes payable, capital leases and borrowings under our revolving bank line of credit.

      Two bank credit facilities were established in 2003, which are described below. The acquisition of InterCall closed on May 9, 2003 and was funded with cash and borrowings on the two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility that initially had aggregate borrowing capacity of up to $125.0 million. In January 2004, the revolving credit facility was amended to increase the aggregate borrowing capacity to $250.0 million. At December 31, 2003, $32.0 million was outstanding on the revolving credit facility.

      Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan since the debt was acquired through December 31, 2003, was 3.20%. The weighted average contractual rate on the term loan at December 31, 2003 was 2.50%. The average daily outstanding balance of the revolving credit facility since the debt was acquired through December 31, 2003, was $31.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility since the debt was acquired through December 31, 2003, was 2.87%. The commitment fee rate on the unused revolving credit facility at December 31, 2003, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At December 31, 2003, the contractual interest rate was 125 basis points over LIBOR.

      The facilities are secured by the capital stock of all our material subsidiaries. All our obligations under the facilities are unconditionally guaranteed by all our material domestic subsidiaries. The facilities contain various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2003.

      On January 22, 2004, we amended these credit arrangements to increase the aggregate borrowing capacity under the revolving credit facility to $250.0 million. This increased the unused and available portion of the revolving credit facility from $93.0 million at December 31, 2003 to $218.0 million.

      Net cash flow from operating activities increased $74.8 million, or 63.9%, to $191.9 million for 2003, compared to net cash flow from operating activities of $117.1 million for 2002. The increase was due primarily to an increase in net income, depreciation and amortization and other non-cash liabilities and accrued expenses. This increase was partially offset by a decrease in the provision for bad debts and accounts payable.

      Net cash flow used in investing activities was $475.5 million for 2003, compared to $122.7 million for the comparable period of 2002. The increase in cash flow used in investing activities of $424.6 million was primarily due to the acquisitions of InterCall and ConferenceCall.com, net of cash received of $16.9 million. We also invested $46.3 million in capital expenditures in 2003, and $8.7 million in a licensing agreement. This compares to the $60.0 million we invested during the same period in 2002. The 2002 capital expenditures were financed by $16.1 million of capital lease obligations and the remaining $43.9 million was funded through cash flow from operations. We did not utilize any new capital lease financing in 2003. We project our capital expenditures during 2004 to be approximately $60.0 to $70.0 million, primarily for new facilities, equipment and technology upgrades at existing facilities.

      Net cash flow from financing activities was $171.0 million for 2003, compared to net cash flow used in financing activities of $8.0 million for the comparable period of 2002. During 2003, net cash flow from financing activities consisted primarily of proceeds of $200.0 million from the term loan and net proceeds of $32.0 million from the revolving credit facilities noted above. The cash flow from financing activities was partially offset by payments of debt, and capital lease obligations as well as debt issuance costs for the term loan and revolving credit facilities. These payments were $69.6 million during 2003 compared to $20.5 million for the comparable period of 2002. Proceeds from our stock-based employee benefit programs, including related tax benefits, were $13.2 million during 2003 and $12.5 million during 2002.

      Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk was 49 days at December 31, 2003, and ranged from 48 to 52 days during the year. At December 31, 2002, the days sales outstanding was also 49 days and ranged from 49 to 55 days during the year.

Contractual Obligations

      As described in “Financial Statements and Supplementary Data,” we have contractual obligations that may affect our financial condition. However, based on management’s assessment of the underlying provisions and circumstances of our material contractual obligations, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on our financial condition or results of operations.

      The following table summarizes our contractual obligations at December 31, 2003 (dollars in thousands):

Contractual		Less than			After
Obligations	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Long-term debt	$160,000	$22,500	$105,000	$32,500	$—
Revolving credit facility	32,000	—	—	32,000	—
Operating leases	60,736	16,242	24,947	10,726	8,821
Purchase obligations*	9,786	9,786	—	—	—
Acquisition earnout commitments**	23,670	7,170	10,750	5,750	—

Total contractual cash obligations	$286,192	$55,698	$140,697	$80,976	$8,821

*	Represents future obligations for capital and expense projects that are in progress or are committed.

**	Represents the minimum amounts payable. If all earnout conditions were fully satisfied, an additional $33.5 million would be payable over the next 1-4 years.

Capital Expenditures

      Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $46.3 million for the year ended December 31, 2003, which were entirely funded through operations. Capital expenditures were $60.0 million for the year ended December 31, 2002, in which, $43.9 million of these expenditures were funded from operations and the remaining $16.1 million of expenditures were financed using capital leases. Capital expenditures for the year ended December 31, 2003 consisted primarily of equipment purchases, the cost of a new call center in Canada and upgrades at existing facilities. We also invested $8.7 million in a licensing agreement in 2003. We currently project our capital expenditures for 2004 to be approximately $60.0 to $70.0 million primarily for capacity expansion and upgrades at existing facilities and the addition of one customer contact center in the first half of 2004.

      We believe that the cash flows from operations, together with existing cash and cash equivalents, financing through capital or operating leases, and available borrowings under our credit facilities will be adequate to meet its capital requirements for at least the next 12 months. Our two credit facilities, discussed above, include covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to the existing credit facilities in an aggregate principal amount not to exceed $300.0 million, allow us to incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million and allow us to incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $100.0 million without requesting a waiver from the lender. We may pledge additional property or assets or assets any of our subsidiaries, which are not already pledged as collateral securing existing credit facilities or any of our affiliates. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off-Balance Sheet Arrangements

      During the second quarter of 2003, we completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. We entered into a lease of the buildings from this development company. The development company is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of

Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46”). In addition, the development company partially utilized recourse capital to fund the acquisition of the buildings. The terms of the lease call for an initial lease term of five years with three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.42% at December 31, 2003. We may, at any time, elect to exercise a purchase option of approximately $10.1 million for the San Antonio building and approximately $30.3 million for the Omaha building. If we elect not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of each building.

      In December 2003, we established, through Attention, a $20.0 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated special purpose entity (“QSPE”). The QSPE will be funded through an interest-bearing note issued to the third-party specialty lender for 80% of each purchase and a 20% investment from us for each purchase. The note to the third-party lender is collateralized by the assets of the QSPE. In addition, we pledged our interest in the QSPE to the third-party lender to the extent cash flows generated by the portfolios cannot repay amounts owed for interest and principle due to the third party lender.

      Attention will perform collection services on the receivable portfolio for a fee, recognized when earned. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees. On December 31, 2003, the SPE has a note receivable from the QSPE for $297,000. The note receivable will be evaluated for collectibility on a quarterly basis. Also, on December 31, 2003, $1.2 million of the $20.0 million revolving financing facility had been utilized.

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (Revised) but as QSPE’s are excluded from the scope of FIN 46, we do not expect this interpretation to affect the way we account for this arrangement.

      We account for this transaction as a sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and recognize a servicing asset or liability at the time of sale, as necessary, based on the fair value of the servicing fee for each portfolio. We have no ownership interest in the third party lender.

Inflation

      We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

      The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. We believe the following represent our critical accounting policies as contemplated by Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.”

      Revenue Recognition. The communication services segment recognizes revenue for customer-initiated, agent based services, including order processing, customer acquisition, customer retention and customer care in the month that calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. For agent based services that we initiate including order processing, customer acquisition, customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that we place calls to consumers on behalf of clients. Revenue for accounts receivable management services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration. The conferencing services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

      Allowance for Doubtful Accounts and Notes Receivable. Our allowance for doubtful accounts reflects reserves for receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded.

      Goodwill and Other Intangible Assets. As a result of five acquisitions made during 2003 and 2002, our recorded goodwill as of December 31, 2003 was $452.8 million and the recorded value of other intangible assets as of December 31, 2003 was $97.6 million. Two matters arise with respect to these assets that require significant management estimates and judgment: 1) the valuation in connection with the initial purchase price allocation and 2) the ongoing evaluation of goodwill and other intangible assets for impairment. In connection with these acquisitions, a third-party valuation was performed to determine the purchase price allocation between goodwill and other intangible assets. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, SFAS No. 142 Goodwill and Other Intangible Assets, requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Any changes in key assumptions about the businesses and their prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on our financial condition and results of operations.

      Stock Options. Our employees are periodically granted stock options by the Compensation Committee of the Board of Directors. As allowed under generally accepted accounting principles in the United States of America (“GAAP”), we do not record any compensation expense on the income statement with respect to options granted to employees. Alternatively, under GAAP, we could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 1 in the Consolidated Financial Statements, had we recorded a fair value-based compensation expense for stock options, diluted earnings per share would have been $0.04 to $0.20 less than what we reported for 2003, 2002 and 2001.

      Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities in the multiple taxing jurisdictions which we operate within. Future tax law changes may require adjustment to our existing tax assets and liabilities.

Risk Factors

      An investment in our common stock involves risks. You should carefully consider the following risks before making an investment decision. If any of these risks occurs, our business, financial condition, liquidity and results of operations could be seriously harmed, in which case the price of our common stock could decline and you could lose all or a part of your investment.

We face risks in connection with completed or potential acquisitions.

      Our growth has been enhanced through acquisitions of other businesses. We continue to pursue strategic acquisitions. If we are unable to make appropriate acquisitions on reasonable terms it may be difficult for us to achieve the same level of growth as historically achieved.

      In addition, when considering an acquisition, we determine whether such acquisition will allow us to achieve certain objectives including: operational synergies, reduced costs and expenses, increased revenues, additional clients, increased market share, new products and capabilities. To the extent that we are unable to achieve our planned objectives from an acquisition, this may affect our growth rate.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

      The United States Congress, FCC, FTC and various states have promulgated and enacted rules and laws that govern the methods and processes of making and completing telephone solicitations and sales and the collection of consumer debt. We believe that our operating procedures currently comply in all material respects with presently effective provisions of these rules and laws. There can be no assurance, however, that we would not be subject to agency or state proceedings alleging violation of such rules and laws. Future rules and laws may require us to modify our operations or service offerings in order to effectively meet our clients’ service requirements, and there can be no assurance that additional regulations would not limit our activities or significantly increase the cost of regulatory compliance. For further discussion of regulatory issues, see Item 1 Business — “Government Regulations.”

      Even if we comply with the rules and laws, the restrictions imposed by such regulations may generally adversely impact our business. Our clients may reduce the volume of business they outsource. Regulations regarding the use of technology, such as restrictions on automated dialers or the required transmittal of caller-identification information, may further reduce the efficiency or effectiveness of our operations. However, we cannot predict the impact state and federal regulations may have on our business or whether such impact may adversely affect or limit our operations. Our clients are also subject to varying degrees of government regulation, particularly in the telecommunications, insurance and financial services industries. We may be subject to a variety of enforcement or private actions for non-compliance or our clients’ non-compliance with such regulations. There is increasing Federal and state interest in privacy protection, some aspects of which could impose additional regulatory pressure on the business of our clients and, less directly, on our business. Such pressures could impact our business if it has the effect of reducing the demand for our services or exposes us to potential liability.

We cannot be certain that we will be able to compete successfully in our highly competitive industries.

      We face significant competition in our markets and expect this competition will intensify. The principal competitive factors in our industries are technological expertise, service quality, sales and marketing skills, the ability to develop and implement customized products and services and the cost of services. In addition, we believe there has been an industry trend to move agent-based operations towards offshore sites. Such movement could result in excess capacity in the United States where most of our current capacity exists. The trend towards international expansion by foreign and domestic competitors and continuous technological changes may bring new and different competitors into our markets and may erode profits because of reduced prices. Our competitors’ products and services and pricing practices, as well as the timing and circumstances of the entry of additional competitors into our markets may harm our business.

      Our communication services segment’s business and growth depends in large part on the industry trend toward outsourcing CRM solutions and services. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could seriously harm our business, financial condition, results of operations and cash flows. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

Our operating results may be harmed if we are unable to maximize our call center capacity utilization.

      Our profitability is influenced significantly by our call center capacity utilization. We attempt to maximize utilization. However, we have significantly higher utilization during peak periods. From time to time we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or close under-performing centers in order to maintain or improve utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal contact center capacity utilization. If we lose one or more significant clients, or if the volume of calls from any such client or clients decline, or if a significant contract is not implemented in the time frame and budget anticipated, our operating results are likely to be harmed unless and until we are able to reduce expenses proportionally or successfully negotiate contracts with new clients to generate additional revenues at a comparable level.

Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business.

      We depend on telephone and data service provided by various local and long distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services or favorable rates could harm our business. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts. There is no obligation, however, for these vendors to renew their contracts with us or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could seriously harm our business.

Our inability to continue to attract and retain a sufficient number of qualified employees could seriously harm our business.

      The CRM industry is very labor intensive and experiences high personnel turnover. Many of our employees receive modest hourly wages and, although we employ a significant number of full-time employees, many are nevertheless employed on a part-time basis. Some of our operations require specially trained employees. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that we will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of our costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could seriously harm our business.

Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation on our business.

      We operate or rely upon businesses in numerous countries outside the United States. We may expand into additional countries and regions. There are risks inherent in conducting business internationally, including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, uncertainty regarding intellectual property protection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. There can be no assurance that one or more of such factors will harm our business.

The loss of one or more key clients would result in the loss of net revenues.

      In 2003, 2002 and 2001, our largest 100 clients represented 77%, 89% and 86% of total revenue. We had one customer, AT&T, who accounted for 15% of total revenue in 2003 and 19% and 21% of total revenue in 2002 and 2001, respectively. These percentages do not include the former Wireless and Broadband units of AT&T, which AT&T divested in 2002. Our loss of, or the failure to retain a significant amount of business from AT&T or any of our other significant clients could seriously harm our business, financial condition, results of operations and cash flows. Many of our contracts are cancelable by the client at any time or on short-term notice, and clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenue.

      We serve clients and industries that have experienced a significant level of consolidation in recent years. We cannot assure that additional consolidating transactions will not occur in which our clients acquire additional businesses or are acquired. The loss of any current significant client resulting from consolidation activity could seriously harm our business.

We are exposed to the risks that third parties may violate our proprietary rights and our intellectual property rights may not be well protected in foreign countries.

      Third parties may infringe or misappropriate our patents, trademarks, trade names, trade secrets or other intellectual property rights, which could seriously harm our business, financial condition, operating results or cash flows. The actions we take to protect our intellectual property may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Our networks are exposed to the risks of software failure.

      The software that we have purchased and developed to provide our products and services may contain undetected errors. Although we generally engage in extensive testing of our software prior to introducing the software onto any of our networks and/or product equipment, errors may be found in the software after the software goes into use. Any of these errors may result in partial or total failure of our networks, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of clients to use our service or the cancellation of services by significant customers.

Our clients may be affected by rapid technological change and systems availability. We may be unable to introduce solutions on a timely basis.

      We have invested in sophisticated and specialized computer and telephone technology. Our business relies on this technology to provide customized solutions to meet our client’s needs. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain competitiveness. Our future success will depend in part on our ability to continue to develop technology solutions which keep pace with evolving industry standards and changing client demands. Our products and services are dependent upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our infrastructure from time to time and we may experience downtime in the future. These types of service interruptions could result in the loss of significant clients and revenue. We take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded backup hardware, fire protection systems and other contingency plans. We also maintain business interruption insurance.

The market price of our common stock may be volatile.

      The market price of our Common Shares has fluctuated over a wide range during the past several years and may continue to do so in the future. The market price of the Common Shares could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the Common Shares, quarterly variations in actual liquidity of the trading market of the Common Shares, quarterly variations in actual and anticipated operating results, growth rates, changes in estimates by analysts, change of analyst coverage, market conditions in the industries in which we compete, announcements by competitors, the loss of a significant client or a significant change in our relationships with a significant client, regulatory actions, litigation, including class action litigation, and general economic conditions.

We could be subject to class action litigation due to stock price volatility, which would distract management, result in substantial costs and could result in significant judgments against us.

      In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could cause serious harm to our business, financial condition and results of operations.

Gary and Mary West can exercise significant control over us.

      Gary West, our Chairman, and Mary West, our Vice Chair of the Board of Directors, beneficially own approximately 68% of our outstanding common stock. As a result, Mr. and Mrs. West can exercise significant control over the outcome of substantially all matters requiring action by our stockholders. Mr. and Mrs. West can demand registration of their shares, which may have a material affect on the stock price volatility.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

      The risks of war and potential terrorist attacks on our operations cannot be estimated. However, we believe war and terrorist attacks could disrupt our operations. For example the agent-based business may experience significant reductions in call volume during the initial phases of any significant event, and the conferencing business may experience significant increases in call volume.

Pending and future litigation may divert management time and attention and result in substantial costs of defense damages or settlement, which would seriously harm our business, financial condition, results of operations and cash flows.

      We face uncertainties relating to the pending litigation described in “Item 3. Legal Proceedings.” We also cannot predict whether any other material suits, claims, or investigations may arise in the future based on the same claims as those described in “Item 3. Legal Proceedings” or other claims that may arise in the ordinary course of business. Regardless of the outcome of any of these lawsuits or any future actions, claims, or investigations relating to the same or any other subject matter, we may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages or settlement costs which could seriously harm our business, financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

      As of December 31, 2003, we had $160.0 million of long-term obligations, $40.4 million of a synthetic lease obligation and had outstanding $32.0 million under our revolving credit facility. The long-term obligations consisted of a $160.0 million variable rate term loan. The revolving credit facility and the synthetic lease obligation also bear interest at a variable rate.

      The acquisition of InterCall closed on May 9, 2003 and was funded with cash and the two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $250.0 million. Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for period from May 9, 2003 through December 31, 2003, was 3.20%. The weighted average contractual rate on the term loan at December 31, 2003 was 2.50%. The average daily outstanding balance of the revolving credit facility during the period from May 9, 2003 through December 31, 2003, was $31.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the period from May 9, 2003 through December 31, 2003 was 2.87%. The commitment fee rate on the unused revolving credit facility at December 31, 2003, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At December 31, 2003 the contractual interest rate was 125 basis points over the selected LIBOR. Based on our obligation under these facilities at December 31, 2003, a 50 basis point change would increase or decrease annual interest expense by approximately $960,000.

      We are party to a synthetic lease agreement that had an outstanding balance of $40.4 million at December 31, 2003. The synthetic lease has interest terms similar to that of the term and revolving credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The weighted average annual interest rate at December 31, 2003 was 2.42%. The lease bears interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. Based on our obligation under this synthetic lease at December 31, 2003, a 50 basis point change would increase or decrease annual interest expense by approximately $202,000.

      We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.

Foreign Currency Risk

      On December 31, 2003, the communication services segment had no material revenue or assets outside the United States. The communication services segment contract for workstation capacity in Mumbai, India is denominated in U.S. dollars. The contact center is receiving or initiating calls only from or to customers in North America. We have no ownership of the personnel or assets at this foreign location. The facility in Victoria, British Columbia, which began taking calls in April 2003, and Jamaica, which began taking calls in October 2003, operate under revenue contracts denominated in U.S. dollars. These contact centers are receiving calls only from customers in the United States. Prior to this, the Jamaica facility was operated under a contract similar in terms as the Mumbai location.

      In addition to the United States, the conferencing services segment operates facilities in the United Kingdom, Canada, Singapore, Australia, Hong Kong and New Zealand. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries. For 2003, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Investment Risk

      We do not use derivative financial or commodity instruments. Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term obligations. Our cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature and do not expose us to material investment risk.

Item 8.	Financial Statements and Supplementary Data

      The information called for by this item is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-22.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

      Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the addition of InterCall internal control systems as a result of the May 9, acquisition. No corrective actions were required or taken.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on May 13, 2004.

      Our Code of Ethical Business Conduct is located on our website at www.west.com under Investor Relations.

Item 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on May 13, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on May 13, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on May 13, 2004.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 14 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on May 13, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of the report:

(1) Financial Statements:
Independent Auditors’ Report	F-1
Consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001	F-2
Consolidated balance sheets as of December 31, 2003 and 2002	F-3
Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001	F-4
Consolidated statements of stockholders’ equity for the years ended December 31, 2003, 2002 and 2001	F-5
Notes to the Consolidated Financial Statements	F-6
(2) Financial Statement Schedules:
Independent Auditors’ Report	S-1
Schedule II (Consolidated valuation accounts for the three years ended December 31, 2003)	S-2
(3) Exhibits

      Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit
Number	Description

2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)
2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.02 to Form 8-K dated December 29, 2001)
3.02	Restated By-Laws of the Company (incorporated by reference to Exhibit 3.01 to Form 10-Q dated November 4, 2002)
10.01	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.01 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
10.02	Amended and Restated 1996 Stock Incentive Plan
10.03	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended December 2, 2003
10.04	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended December 1, 2003
10.05	Stock Redemption Agreement, dated April 9, 1996, by and among John W. Erwin, Gary L. West, Mary E. West and Troy L. Eaden (incorporated by reference to Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
10.06	Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, Troy L. Eaden and the Company (incorporated by reference to Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)

Exhibit
Number	Description

10.07	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership, amended December 10, 2003
10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended December 2, 2003
10.09	Amended and Restated Employee Stock Purchase Plan
10.10	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended January 5, 2004
10.11	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended January 5, 2004
10.12	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended January 5, 2004
10.13	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended January 5, 2004
10.14	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended January 5, 2004
10.15	Employment Agreement between the Company and Michael E. Mazour, dated January 9, 2004
10.16	Restricted Stock Agreement between the Company and Paul M. Mendlik dated September 12, 2002 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 4, 2002)
10.17	Amended and Restated Nonqualified Deferred Compensation Plan
10.18	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended January 1, 2004
10.19	Credit Agreement, dated May 9, 2003, among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein
10.20	First amendment to the Credit Agreement, dated October 31, 2003 among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein
10.21	Second amendment to the Credit Agreement, dated January 22, 2004 among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein
10.22	Participation Agreement, dated May 9, 2003, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein
10.23	First amendment to the Participation Agreement, dated October 31, 2003, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein
10.24	Second amendment to the Participation Agreement, dated January 22, 2004, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein
21.01	Subsidiaries
23.01	Consent of Deloitte & Touche LLP
31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

      We filed a Current Report on Form 8-K, dated October 22, 2003, with the Securities and Exchange Commission to disclose our operating results for the quarter ended September 30, 2003.

      We filed a Current Report on Form 8-K, dated December 18, 2003, with the Securities and Exchange Commission to disclose our 2004 financial outlook.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/s/ THOMAS B. BARKER

Thomas B. Barker
Chief Executive Officer
(Principal Executive Officer)

March 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ GARY L. WEST Gary L. West	Chairman of the Board and Director	March 8, 2004

/s/ MARY E. WEST Mary E. West	Vice Chair of the Board and Director	March 8, 2004

/s/ THOMAS B. BARKER Thomas B. Barker	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004

/s/ PAUL M. MENDLIK Paul M. Mendlik	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2004

/s/ WILLIAM E. FISHER William E. Fisher	Director	March 8, 2004

/s/ GEORGE H. KRAUSS George H. Krauss	Director	March 8, 2004

/s/ GREG T. SLOMA Greg T. Sloma	Director	March 8, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

West Corporation
Omaha, Nebraska

      We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Omaha, Nebraska

February 13, 2004

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(Amounts in thousands except
	per share amounts)
REVENUE	$988,341	$820,665	$780,159
COST OF SERVICES	440,260	399,276	398,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	404,972	314,886	260,426

OPERATING INCOME	143,109	106,503	120,841
OTHER INCOME (EXPENSE):
Interest Income	721	2,828	4,694
Interest Expense	(5,503)	(2,419)	(3,015)
Other, net	1,493	1,736	(1,598)

Other income (expense)	(3,289)	2,145	81
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	139,820	108,648	120,922
INCOME TAX EXPENSE	51,779	39,706	44,633
INCOME BEFORE MINORITY INTEREST	88,041	68,942	76,289
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	165	300	503

NET INCOME	$87,876	$68,642	$75,786

EARNINGS PER COMMON SHARE:
Basic	$1.32	$1.04	$1.17

Diluted	$1.28	$1.01	$1.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	66,495	65,823	64,895
Dilutive impact of potential common shares from stock options	2,122	2,306	3,235

Diluted common shares	68,617	68,129	68,130

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,563	$137,927
Accounts and notes receivable, net	153,428	121,868
Other current assets	23,423	29,790

Total current assets	202,414	289,585
PROPERTY AND EQUIPMENT:
Property and equipment	508,300	427,625
Accumulated depreciation and amortization	(273,650)	(213,984)

Property and equipment, net	234,650	213,641

GOODWILL	452,848	114,146
INTANGIBLES, net	97,564	35,310
NOTES RECEIVABLE AND OTHER ASSETS	28,387	18,140

TOTAL ASSETS	$1,015,863	$670,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,691	$16,742
Accrued expenses	79,430	37,088
Current maturities of long-term obligations	22,500	12,492

Total current liabilities	121,621	66,322
LONG-TERM OBLIGATIONS, less current maturities	169,500	17,155
DEFERRED INCOME TAXES	42,626	11,691
OTHER LONG TERM LIABILITIES	25,878	25,131
MINORITY INTEREST	—	931
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding
Common stock $0.01 par value, 200,000 shares authorized, 67,327 shares issued and 67,255 outstanding and 66,228 shares issued and 66,156 outstanding	673	662
Additional paid-in capital	223,806	204,335
Retained earnings	436,245	348,369
Accumulated other comprehensive income	1,031	—
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (188 and 80 shares)	(2,820)	(1,077)

Total stockholders’ equity	656,238	549,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,015,863	$670,822

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,876	$68,642	$75,786
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	74,882	58,133	47,801
Amortization	11,584	3,650	2,552
Provision for bad debts	9,979	24,487	1,857
Loss on sale of equipment	815	385	305
Deferred income tax expense (benefit)	(2,492)	6,502	(486)
Minority interest	165	300	503
Write-off of investment	—	—	3,000
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,358)	(10,513)	(3,859)
Other assets	4,775	(10,469)	3,784
Accounts payable	(8,525)	(13,326)	1,393
Other liabilities and accrued expenses	15,991	(6,282)	(16,976)
Customer deposits and holdbacks	1,237	(4,440)	(13,876)

Net cash flows from operating activities	191,929	117,069	101,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $16,878, $5,010 and $0	(424,553)	(80,382)	—
Purchase of property and equipment	(46,252)	(43,911)	(46,205)
Purchase of licensing agreement	(8,700)	—	—
Proceeds from disposal of property and equipment	513	897	141
Proceeds from payments of notes receivable	3,531	711	6,603

Net cash flows from investing activities	(475,461)	(122,685)	(39,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	200,000	—	7,000
Net change in revolving credit facility	32,000	—	—
Payments of long-term obligations	(69,647)	(20,499)	(25,619)
Debt issuance costs	(4,506)	—	—
Redemption of preferred stock of subsidiary	—	—	(12,000)
Net change in accounts financing and notes payable financing	—	—	129
Proceeds from stock options exercised including related tax benefits	13,162	12,522	11,574

Net cash flows from financing activities	171,009	(7,977)	(18,916)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	159	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(112,364)	(13,593)	43,407
CASH AND CASH EQUIVALENTS, Beginning of period	137,927	151,520	108,113

CASH AND CASH EQUIVALENTS, End of period	$25,563	$137,927	$151,520

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional			Unearned		Total
	Common	Paid-in	Retained	Treasury	Restricted	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Stock	Income	Equity

	(Amounts in thousands )
BALANCE, December 31, 2000	$645	$176,200	$203,941	$(2,661)	$—	$—	$378,125
Net income			75,786				75,786
Stock options exercised including related tax benefits (805 shares)	9	15,621					15,630
Treasury stock (50 shares)				(1,382)			(1,382)

BALANCE, December 31, 2001	654	191,821	279,727	(4,043)	—	—	468,159
Net income			68,642				68,642
Stock options exercised including related tax benefits (877 shares)	8	12,514					12,522
Issuance of restricted stock (80 shares)				1,346	(1,346)		—
Amortization of restricted stock					269		269

BALANCE, December 31, 2002	662	204,335	348,369	(2,697)	(1,077)	—	549,592
Comprehensive income:
Net income			87,876				87,876
Foreign currency translation adjustment, net of tax of $618						1,031	1,031

Total comprehensive income							88,907
Stock options exercised including related tax benefits (830 shares) and ESPP shares granted (28 shares)	9	13,153					13,162
Issuance of common and restricted stock (240 shares)	2	6,590			(2,418)		4,174
Amortization of restricted stock		(272)			675		403

BALANCE, December 31, 2003	$673	$223,806	$436,245	$(2,697)	$(2,820)	$1,031	$656,238

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

1.     Summary of Significant Accounting Policies

      Business Description. West Corporation is one of the largest independent providers of outsourced communication services and worldwide conferencing services. West enables its clients to outsource a full range of communication services as well as providing audio, video and web conferencing services. We provide services to our clients through two segments, communication services and conferencing services.

      Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of agent-based services driven by both customer-initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention, customer care, and accounts receivable management. Our agent services are primarily consumer applications but we also provide business-to-business applications. Our automated services operate over 140,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include secured automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting and call routing and call transfer services.

      Our conferencing services include an integrated suite of audio, video and web conferencing services. These services range from basic automated solutions to highly complex, international operator-assisted and event driven solutions. Our video conferencing services provide basic video conferencing with the additional ability to visually share documents and presentations. Our web conferencing services provide web conferencing and interactive web-casting services.

      Our communication services business operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Jamaica, India and Canada. Our conferencing services business operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia and New Zealand.

      Basis of Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue recognition. The communication services segment recognizes revenue for customer-initiated, agent based services, including order processing, customer acquisition, customer retention and customer care in the month that calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients. For agent-based services that are initiated by us including order processing, customer acquisition, customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that we place calls to consumers on behalf of our clients. Revenue for accounts receivable management services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      The conferencing services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

      Cost of Services. Cost of services includes labor, sales commissions, telephone and other expenses directly related to service activities.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of expenses that support the ongoing operation of our business. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of finite lived intangible assets, sales and marketing activities, client support services, bad debt expense and corporate management costs.

      Other income (expense). Other income (expense) includes interest income from short-term investments, interest income from customer notes receivable, interest expense from short-term and long-term obligations and rental income.

      Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, we consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents. Included in the December 31, 2003 and 2002 cash balances are restricted cash of $1,602 and $719, respectively, included in trust accounts. This restricted cash represents cash collected on behalf of our clients that has not yet been remitted to them. A corresponding liability is recorded in accounts payable.

      Financial Instruments. Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes receivable, notes payable and long-term obligations are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to us for the reissuance of notes with similar terms and remaining maturities are used to estimate fair values of the notes receivable, notes payable and long-term obligations.

      Accounts and Notes Receivable. Short-term accounts and notes receivable from customers are presented net of an allowance for doubtful accounts of $9,131 in 2003 and $5,139 in 2002.

      Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets or remaining lease terms and is calculated on the straight-line method. Our owned buildings have estimated useful lives of 31 years and the majority of the other assets have estimated useful lives of three to five years.

      Goodwill and other Intangible Assets. We adopted SFAS No. 142, Goodwill and Other Intangible Assets beginning on January 1, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. We have determined that presently goodwill is not impaired and therefore no write-off is necessary. The historical impact of not amortizing goodwill would have resulted in an increase in net income for the year ended December 31, 2001 of $1,684 and an increase in basic earnings per share and diluted earnings per share of $.02 and $.03, respectively.

      Notes Receivable and Other Assets. At December 31, 2003 and 2002, long-term notes receivable from customers of $4,737 and $13,562, respectively, are presented net of an allowance for doubtful accounts of $2,077 and $1,000, respectively.

      Customer Deposits. We obtain security deposits from certain customers, which are refunded to the customers when we discontinue service to the customers’ programs or when certain credit requirements have been achieved.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      Income Taxes. We file a consolidated income tax return. We use an asset and liability approach for the financial reporting of income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting.

      Earnings Per Common Share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share. At December 31, 2003, 2002 and 2001, respectively, 1,387,765; 869,526; and 244,000 stock options were outstanding with an exercise price exceeding the average market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

      Comprehensive Income. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

      Stock Based Compensation. We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the years ended December 31, 2003, 2002 and 2001.

      For purposes of the following disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had our stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation; 2003, 2002 and 2001 net income and earnings per share would have been reduced to the following amounts:

	Year Ended December 31,

	2003	2002	2001

Net Income:
As reported	$87,876	$68,642	$75,786
Pro forma	$74,227	$64,300	$72,680
Earnings per common share:
Basic as reported	$1.32	$1.04	$1.17
Diluted as reported	$1.28	$1.01	$1.11
Pro forma basic	$1.12	$0.98	$1.12
Pro forma diluted	$1.08	$0.94	$1.07

      The weighted average fair value per share of options granted in 2003, 2002, and 2001 was $16.57, $18.19 and $15.44, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	2.2%	2.2%	3.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	105.0%	120.0%	85.0%
Expected life (years)	4.4	4.4	4.3

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      Minority Interest. On April 1, 2003, we acquired all of the remaining outstanding capital stock of our 87.75% owned subsidiary, West Direct, Inc. (“West Direct”) that we did not already own. As a result, we now own 100% of West Direct. Each share of common stock of West Direct (other than those already held by us) was automatically converted into the right to receive 1.9625 shares of our Common Stock. Holders of outstanding and unexercised options exercisable for shares of common stock of West Direct received options of equivalent value exercisable for 97,143 shares of our Common Stock pursuant to our Restated 1996 Stock Incentive Plan. We accounted for this transaction as a purchase of minority interest. The fair market value of the shares of West Direct common stock was based on the results of an appraisal performed by an independent investment banking firm. The value of the shares of our Common Stock was the average of the highest and lowest prices on the Nasdaq National Market during the day preceding the effective date of the Merger. As a result of this purchase, the minority interest of $1,096 was eliminated, restricted stock of $2,418 was recognized and an additional $3,129 of goodwill was recorded, as the previously recorded minority interest was less than the fair market value of the shares of West Direct common stock received.

      Restricted Stock. Restricted stock totaled 187,640 and 80,000 shares at December 31, 2003 and 2002, respectively. At December 31, 2003, there were 64,000 restricted shares related to a compensation agreement with a senior executive officer. These shares carry voting rights; however, sale or transfer of the shares is restricted until the shares vest. The fair value of these restricted shares on the grant date was $16.825 per share or $1,346. These restricted shares vest over five years and will be recognized as compensation expense over that time period. During 2003 and 2002, $403 and $269 was recognized as compensation expense, respectively.

      As a result of the West Direct transaction each share of common stock of West Direct (other than those held by us) was automatically converted into the right to receive 1.9625 shares of our Common Stock. The four minority stockholders of West Direct, who are each our executive officers or executive officers of West Direct, received an aggregate of 240,411 shares of our Common Stock in the transaction, of which 139,340 shares were subject to vesting. At December 31, 2003, there were 123,640 shares subject to vesting.

      Preferred Stock. Our Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to ten million shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of common stock.

      Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

2.     Acquisitions

      On May 9, 2003, we acquired ITC Holding Company, Inc., the parent company of InterCall, Inc. (“InterCall”) for $388,261 net of cash received of $13,904. Headquartered in Chicago, Illinois, InterCall was the largest privately held provider of conferencing services in the world. InterCall provides audio, video and web conferencing services that are designed to meet the conferencing needs of a broad range of customers across a diverse range of businesses.

      We have preliminarily allocated the excess of the InterCall acquisition cost over the fair value of the assets acquired and liabilities assumed to goodwill, trade names and other intangible assets based on an independent third-party appraiser. Goodwill recognized in this transaction is $298,750 and is not deductible for tax purposes. The amount of other finite and indefinite lived intangible assets recognized in this acquisition were $63,850. The finite lived intangible assets are being amortized over five years based on the estimated

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

remaining useful lives of the intangible assets. Amortization expense for the InterCall finite lived intangible assets was $5,860 for the period commencing May 9, 2003.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 9, 2003. We are in the process of obtaining a third-party valuation of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

May 9, 2003

Current assets	$58,085
Property and equipment	52,059
Intangible assets	63,850
Goodwill	298,750
Non-current assets	1,330

Total assets acquired	474,074

Current liabilities	51,133
Deferred income taxes	20,776
Long-term debt	—

Total liabilities assumed	71,909

Net assets acquired	$402,165

      On November 1, 2003, we acquired Scherer Communications, Inc. (d/b/a ConferenceCall.com) for $35,661 net of cash received of $2,974. ConferenceCall.com, a privately held corporation headquartered in Dallas, Texas is a provider of conferencing solutions to companies of all sizes. ConferenceCall.com is being integrated into our conferencing segment, but will maintain its separate brand and market presence. The acquisition was funded with cash and partial use of our revolving credit facility.

      We allocated the excess of the ConferenceCall.com acquisition cost over the fair value of the assets acquired and liabilities assumed to goodwill, trade names and other finite lived intangible assets based on preliminary estimates. Pending completion of an independent appraisal of ConferenceCall.com, estimated goodwill is $27,739 and is not deductible for tax purposes. The amount of other finite and indefinite lived intangible assets recognized in this acquisition is estimated to be $15,000. The finite lived intangible assets are being amortized over seven years based on the estimated remaining useful lives of the intangible assets. Amortization expense for the ConferenceCall.com finite lived intangible assets was $360 for the period commencing November 1, 2003.

      During 2002, we acquired Tel Mark Sales, Inc., Dakotah Direct II, LLC and Attention, LLC for an aggregate cost of $80,382, net of cash received of $5,010, which was paid entirely in cash. During 2003, an additional $2,800 was recorded for an acquisition earn out commitment and other acquisition costs.

      For these three acquisitions, we allocated the excess of the cost over the fair value of the assets acquired and liabilities assumed to goodwill based on independent appraisals. Goodwill recognized for those three transactions have amounted to $79,117 and is deductible for tax purposes. Other intangible assets recognized in those transactions have amounted to $18,599. These intangible assets, including customer lists, a favorable lease, non-competition agreements, trade names and software, are being amortized over one to twenty years, on a straight line basis, depending on the estimated remaining useful lives of the various intangible assets. Amortization expense on the finite-lived assets for these three acquisitions during the year ended December 31, 2003 and 2002 was $2,819 and $2,514, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      Assuming the acquisitions referred to above occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 would have been:

	2003	2002

Revenue	$1,085,575	$1,058,930
Net Income	$104,487	$100,351
Earnings per common share-basic	$1.57	$1.52
Earnings per common share-diluted	$1.52	$1.47

      The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies. The 2002 proforma net income does not reflect expense for the amortization of intangible assets, which would have been recognized had the acquisitions occurred at the beginning of 2002.

3.     Goodwill and Other Intangible Assets

      Below is a summary of the major intangible assets and weighted average amortization period for each identifiable intangible asset:

	As of December 31, 2003			Weighted
				Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible Assets	Cost	Amortization	Assets	Period

Customer List	$67,197	$(9,415)	$57,782	5.6
Trade name	24,110	—	24,110	Indefinite
Patents	14,850	(3,182)	11,668	17.0
Trade name	1,466	(957)	509	2.6
Other intangible assets	4,676	(1,181)	3,495	5.1

Total	$112,299	$(14,735)	$97,564

	As of December 31, 2002			Weighted
				Average
	Acquired	Accumulated	Net Intangible	Amortization
	Cost	Amortization	Assets	Period

Customer List	$21,639	$(1,517)	$20,122	9.7
Patent	14,753	(2,314)	12,439	17.0
Trade name	1,431	(520)	911	2.6
Other intangible assets	2,357	(519)	1,838	9.6

Total	$40,180	$(4,870)	$35,310

      Amortization expense on finite lived intangible assets was $9,865, $3,381 and $868 for the years ended December 31, 2003, 2002 and 2001 respectively. Estimated amortization expense for the intangible assets acquired in all of the above-referenced acquisitions for the next five years is as follows:

2004	$14,430
2005	$14,117
2006	$13,869
2007	$13,842
2008	$6,579

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2003 and 2002:

	Communication	Conferencing
	Services	Services	Combined

Balance at January 1, 2002	$41,942	$—	$41,942
Acquisitions in 2002	72,204	—	72,204

Balance at December 31, 2002	114,146	—	$114,146
Purchase accounting adjustments	6,914	—	6,914
Tel Mark Sales, Inc. earn out adjustment	2,170		2,170
Minority interest purchase	3,129	—	3,129
Acquisitions in 2003	—	326,489	326,489

Balance at December 31, 2003	$126,359	$326,489	$452,848

4.	Property and Equipment

      Property and equipment, at cost consisted of the following:

	December 31,

	2003	2002

Land and improvements	$7,580	$6,729
Buildings	58,314	43,413
Telephone and computer equipment	309,984	261,403
Office furniture and equipment	65,492	40,760
Leasehold improvements	61,634	60,290
Construction in progess	5,296	15,030

	$508,300	$427,625

      We lease certain land, buildings and equipment under operating leases which expire at varying dates through March 2013. Rent expense on operating leases was $17,175, $10,983 and $8,188 for the years ended December 31, 2003, 2002 and 2001, respectively, exclusive of related-party lease expense. We lease certain office space owned by a partnership whose partners are our majority stockholders. The lease was renewed on December 10, 2003 and expires in 2014. Related party lease expense was $1,035, $976 and $921 for the years ended December 31, 2003, 2002 and 2001, respectively. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to five years. During 2003, all capital lease obligations were paid in full. At December 31, 2002, the net book value of assets purchased through capital leases was $14,585. Amortization of assets purchased through capital lease agreements is included in depreciation expense.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

	Non-Related	Related-Party	Total
	Party Operating	Operating	Operating
	Leases	Lease	Leases

Year Ending December 31,
2004	$15,303	$939	$16,242
2005	12,728	667	13,395
2006	10,885	667	11,552
2007	5,774	667	6,441
2008	3,618	667	4,285
2009 and thereafter	4,722	4,099	8,821

Total minimum obligations	$53,030	$7,706	$60,736

      During the second quarter of 2003, we completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. We entered into a lease of the buildings from this development company. The development company is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46”). In addition, the development company partially utilized recourse capital to fund the acquisition of the buildings. The lease has an initial term of five years with three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.42% at December 31, 2003. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three years ended December 31, 2003, 2002 and 2001 were $973, $278 and $357, respectively. Based on our variable-rate obligation at December 31, 2003, each 50 basis point rate increase would increase annual interest expense by approximately $202. We may, at any time, elect to exercise a purchase option of approximately $10,101 for the San Antonio building and approximately $30,304 for the Omaha building. If we elect not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of each building. At December 31, 2003, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $1,368 and is included in other long term assets and other long term liabilities.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

5.	Accrued Expenses

      Accrued expenses consisted of the following as of:

	December 31,	December 31,
	2003	2002

Accrued wages	$22,279	$13,717
Accrued phone	11,352	4,025
Accrued employee benefit costs	8,107	1,839
Acquisition earnout commitment	7,170	2,752
Accrued other taxes (non-income related)	6,234	1,134
Customer deposits	4,927	3,691
Other current liabilities	19,361	9,930

	$79,430	$37,088

6.	Long-Term Obligations and Credit Arrangements

      We established two bank credit facilities during 2003. The first facility is a $200,000 four-year term loan, that matures on April 30, 2007. The second facility is a revolving credit facility with original borrowing capacity of up to $125,000 (subsequently increased to $250,000), which matures on April 30, 2007. Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the year ended December 31, 2003, was 3.20%. The weighted average contractual rate on the term loan at December 31, 2003 was 2.50%. At December 31, 2003, $32,000 was outstanding on the revolving credit facility. The highest period end balance of the revolving credit facility was $50,000 on May 31, 2003. The average daily outstanding balance of the revolving credit facility since its inception on May 9, 2003 through December 31, 2003, was $31,800. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the year ended December 31, 2003 was 2.87%. The commitment fee on the unused revolving credit facility at December 31, 2003, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. The facilities are secured by the capital stock of all our material subsidiaries. All our obligations under the facilities are unconditionally guaranteed by all our material domestic subsidiaries. The facilities contain various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2003.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      On January 21, 2004, the revolving credit facility was amended to increase its maximum borrowing capacity to $250,000.

      Long-term obligations consisted of the following as of:

	December 31,	December 31,

	2003	2002

Term loan, due in quarterly installments bearing interest through April 30, 2007	$160,000	$—
Revolving credit facility, interest payable over a selected period ranging from 30 to 180 days, due April 30, 2007	32,000	—
Notes payable and capital leases paid in 2003	—	29,647

	192,000	29,647
Less current maturities:
Debt	22,500	6,067
Capital lease obligations	—	6,425

Current maturities of long-term obligations	22,500	12,492

Long-term obligations	$169,500	$17,155

      Scheduled maturities on long-term debt are as follows:

Year Ending December 31,
2004	$22,500
2005	47,500
2006	57,500
2007	64,500

7.	Income Taxes

      Components of income tax expense were as follows:

	Year Ended December 31,

	2003	2002	2001

Current income tax expense:
Federal	$51,934	$30,477	$44,006
State	2,337	2,727	1,113

	54,271	33,204	45,119

Deferred income tax expense (benefit):
Federal	(2,326)	6,069	(418)
State	(166)	433	(68)

	(2,492)	6,502	(486)

	$51,779	$39,706	$44,633

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
State income tax effect	1.1%	1.6%	0.6%
Other	0.9%	0.0%	1.5%

	37.0%	36.6%	37.1%

      Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

	December 31,

	2003	2002

Deferred tax assets:
Allowance for doubtful accounts	$4,293	$2,270
Deferred tax liabilities:
Depreciation and amortization	42,008	11,691
Foreign currency translation	618	—

Total deferred tax liabilities	42,626	11,691

Net deferred tax liability	$38,333	$9,421

      The deferred tax assets at December 31, 2003 and 2002 were included in other current assets.

8.     Off-Balance Sheet Arrangements

      In addition to the synthetic lease agreement discussed in Note 4, in December 2003, we, through our wholly-owned subsidiary Attention, LLC, established a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated special purpose entity (“QSPE”). The QSPE will be funded through an interest bearing note issued to the third party specialty lender for 80% of each purchase and a 20% contribution from us for each purchase. The note to the third party lender is collateralized by the assets of the QSPE. In addition, we have pledged our interest in the QSPE to the third party lender to the extent cash flows generated by the portfolios cannot repay amounts owed for interest and principle due to the third party lender.

      Attention will perform collection services on the receivable portfolio for a fee, recognized when earned. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees. On December 31, 2003, the SPE has a note receivable from the QSPE for $297. The note receivable will be evaluated for collectibility on a quarterly basis. Also, on December 31, 2003, $1.2 million of the $20.0 million revolving financing facility had been utilized.

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (Revised) but as QSPE’s are excluded from the scope of FIN 46, we do not expect this interpretation to affect the way we account for this arrangement.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      We account for this transaction as a sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and recognize a servicing asset or liability at the time of sale, as necessary, based on the fair value of the servicing fee for each portfolio. We have no ownership interest in the third party lender.

9.     Employee Benefits and Incentive Plans

      We have a 401(k) plan, which covers substantially all employees twenty-one years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were $2,741, $1,634 and $1,233 for the years ended December 31, 2003, 2002 and 2001, respectively. The 401(k) plans of Tel Mark Sales, Inc., Attention, LLC and InterCall, Inc. were merged into our 401(k) plan in 2003. The Dakotah Direct II, LLC 401(k) plan was merged into our plan during 2002.

      We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, limited to the same maximums as those of the 401(k) plan. Our total contributions under the plan were $599, $428 and $318 for the years ended December 31, 2003, 2002 and 2001.

      Effective January, 2003, we established our Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in our Common Stock (“Common Shares”). We match 50% of any amounts notionally invested in Common Shares, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year. The Deferred Compensation Plan is an unfunded benefit plan, and all participants have the same rights as our unsecured general creditors. Our total contributions under the plan were $478, for the year ended December 31, 2003.

      In June 2002, we amended our 1996 Stock Incentive Plan (the “Plan”), which authorizes the grant to our employees, consultants and non-employee directors of options to purchase Common Shares, as well as other incentive awards based on the Common Shares. Awards covering a maximum of 12,499,500 Common Shares may be granted under the Plan. The expiration date of the Plan, after which no awards may be granted, is September 24, 2006. However, the administration of the Plan shall continue in effect until all matters relating to the payment of options previously granted have been settled.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      The following table presents the activity of the stock options for each of the fiscal years ended December 31, 2003, 2002 and 2001 and the stock options outstanding at the end of the respective fiscal years:

	Stock Option	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2001	5,912,625	$10.1194

Granted	474,000	23.9668
Canceled	(383,865)	9.7027
Exercised	(804,520)	9.7979

Outstanding at December 31, 2001	5,198,240	11.4626

Granted	338,000	23.1665
Canceled	(279,165)	9.9765
Exercised	(876,619)	9.7803

Outstanding at December 31, 2002	4,380,456	12.7981

Granted	2,797,973	19.9348
Canceled	(119,331)	15.7876
Exercised	(830,116)	9.9879

Outstanding at December 31, 2003	6,228,982	$16.3210

Shares available for future grants at December 31, 2003	2,576,268

      The following table summarizes information about our employee stock options outstanding at December 31, 2003:

		Average	Weighted		Weighted
	Stock Option	Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Stock Option	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price

$ 8.00 - $ 9.68	4,000	5.36	$8.00	4,000	$8.00
$ 9.69 - 10.80	2,374,555	4.96	$9.6875	1,599,810	$9.6875
$10.81 - 14.765	360,837	7.19	$12.3615	237,166	$11.4469
$14.77 - 16.58	873,750	9.01	$16.5800	625	$16.58
$16.59 - 18.02	2,500	8.68	$18.0200	625	$18.02
$18.03 - 18.60	918,351	9.25	$18.6000	—	—
$18.61 - 24.41	714,058	8.63	$23.1410	178,654	$21.9751
$24.42 - 26.735	758,308	8.82	$25.9077	122,503	$25.0755
$26.74 - 27.57	148,748	7.04	$27.2080	74,098	$27.2066
$27.58 - 31.62	73,875	8.25	$31.62	18,494	$31.62

$ 8.00 - $31.62	6,228,982	7.27	$16.321	2,235,975	$12.4625

      During May 1997, we and our stockholders adopted the 1997 Employee Stock Purchase Plan (the “1997 Stock Purchase Plan”). The 1997 Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings. Each employee participating in any offering is granted an option to purchase as many full Common Shares as the participating employee may elect so long as the purchase price

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

for such Common Shares does not exceed 10% of the compensation received by such employee from us during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price. On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering, the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the 1997 Stock Purchase Plan. The maximum number of Common Shares available for sale under the 1997 Stock Purchase Plan was 1,965,532 Common Shares. In accordance with its terms, the 1997 Stock Purchase Plan expired on June 30, 2002.

      During June 2002, we adopted the 2002 Employee Stock Purchase Plan (The “2002 Stock Purchase Plan”). The terms of the 2002 Stock Purchase Plan are substantially the same as the terms of the 1997 Stock Purchase Plan described above. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($26.735 at July 1, 2003). On June 30, 2003, 28,170 shares were issued under the plan. After this distribution the maximum number of Common Shares available for sale under the 2002 Stock Purchase Plan was 1,937,362 Common Shares.

10.     Commitments and Contingencies

      From time to time, we are subject to lawsuits and claims which arise out of our operations in the normal course of our business. West and certain of our subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe, except for the items discussed below for which we are currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

      Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. This matter arises out of the same facts and involves the same plaintiff as Patricia Sanford v. Memberworks Incorporated, et al., Case No. 02CV0601H filed in the United States District Court, Southern District of California. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and the Company or West Telemarketing Corporation (“WTC”) or wholesale customers of the Company or WTC. The Company and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and the Company appealed the ruling to the California Court of Appeals. On September 24, 2003, the Court of Appeals issued an order directing the trial court to show cause why the case should not be dismissed. Briefing has been completed in the court of appeals, and oral argument is scheduled for March 2004. WTC and the Company are awaiting a final ruling from the Court of Appeals. The Company is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

      Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of the Company’s clients. The suit, a purported class action, was amended for the third time in July 2001 and the Company was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by the Company’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the trial court’s decision for further proceedings. The Company is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

11.     Business Segments

      We operate in two segments, communication services and conferencing services. These segments are consistent with our management of the business and operating focus. Communication services is composed of agent-based (dedicated agent services, shared agent services, and business-to-business services), and automated services. Conferencing services is composed of audio, video and web conferencing services. The following year-to-date results for the conferencing services segment are from the date of acquisition of InterCall on May 9, 2003 and include the results of ConferenceCall.com from its date of acquisition on November 1, 2003.

	For the Year Ended December 31,

	2003	2002	2001

Revenue:
Communication Services	$827,585	$820,665	$780,159
Conferencing Services	160,756	n/a	n/a

Total	$988,341	$820,665	$780,159

Operating Income:
Communication Services	$109,969	$106,503	$120,841
Conferencing Services	33,140	n/a	n/a

Total	$143,109	$106,503	$120,841

Depreciation and Amortization (Included in Operating Income):
Communication Services	$67,890	$61,783	$50,353
Conferencing Services	18,576	n/a	n/a

Total	$86,466	$61,783	$50,353

Capital Expenditures:
Communication Services	$32,164	$45,864	$47,365
Conferencing Services	5,710	n/a	n/a
Corporate	8,378	14,185	6,376

Total	$46,252	$60,049	$53,741

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

	As of	As of	As of
	December 31, 2003	December 31, 2002	December 31, 2001

Assets:
Communication Services	$450,724	$508,768	$472,438
Conferencing Services	501,826	n/a	n/a
Corporate	63,313	162,054	118,997

Total	$1,015,863	$670,822	$591,435

      There are no material revenues, or assets outside the United States.

      For the years ended December 31, 2003, 2002 and 2001, our largest 100 clients represented 77%, 89% and 86% of total revenue. We had one customer, AT&T, who accounted for 15% of total revenue for the year ended December 31, 2003 and 19% and 21% of total revenue for the years ended December 31, 2002 and 2001, respectively. These percentages do not include the former Wireless and Broadband units of AT&T, which were divested from AT&T in 2002.

12.     Concentration of Credit Risk

      Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2003, three customers accounted for $56,231 or 34.8% of gross accounts receivable, compared to $36,836, or 29.8% of gross receivables at December 31, 2002. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. As of February 6, 2004, $50,292 of the $56,231 of the December 31, 2003 gross accounts receivable, noted above had been collected.

13.     Supplemental Cash Flow Information

      The following table summarizes supplemental information about our cash flows for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,

	2003	2002	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,744	$2,286	$2,599
Cash paid during the period for income taxes	$42,749	$29,709	$43,280
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$—	$16,138	$7,536
Future obligation related to acquisitions	$2,170	$24,252	$—
Acquisition of minority interest in subsidiary	$3,129	$—	$—
Restricted stock issued in the purchase of minority interest in a subsidiary	$2,419	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of stock options in consideration for minority interest	$—	$—	$2,674
Issuance of restricted stock from treasury stock	$—	$1,346	$—

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

14.     Quarterly Results of Operations (Unaudited)

      The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2003 and 2002.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenue	$216,186	$237,559	$263,551	$271,045
Cost of services	103,262	106,224	112,804	117,970

Gross Profit	112,924	131,335	150,747	153,075

Net income	$20,095	$20,861	$24,368	$22,552

Earnings per common share:
Basic	$0.30	$0.31	$0.37	$0.34
Diluted	$0.30	$0.30	$0.35	$0.33

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Revenue	$210,548	$195,076	$199,354	$215,687
Cost of services	102,320	92,787	98,103	106,066

Gross Profit	108,228	102,289	101,251	109,621

Net income	$22,592	$20,285	$13,607	$12,158

Earnings per common share:
Basic	$0.35	$0.31	$0.21	$0.18
Diluted	$0.33	$0.30	$0.20	$0.18

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

West Corporation

      We have audited the consolidated financial statements of West Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 13, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Omaha, Nebraska

February 13, 2004

S-1

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2003

		Reserves	Additions—
	Balance	Obtained	Charged to	Deductions—
	Beginning	with	Cost and	Amounts	Balance
Description	of Year	Acquisitions	Expenses	Charged-Off	End of Year

	(Amounts in thousands)
December 31, 2003 — Allowance for doubtful accounts — Accounts and notes receivable	$6,139	$2,007	$9,979	$6,917	$11,208

December 31, 2002 — Allowance for doubtful accounts — Accounts and notes receivable	$9,893	$155	$24,487	$28,396	$6,139

December 31, 2001 — Allowance for doubtful accounts — Accounts and notes receivable	$9,379	—	1,857	1,343	$9,893

      The year end balance in the allowance for doubtful accounts — accounts and notes receivable (current) for the years ended 2003, 2002 and 2001 was $9,131, $5,139 and $6,993 respectively. The year end balance in the allowance for doubtful accounts — long-term notes receivable for the years ended 2003, 2002 and 2001 was $2,077, $1,000 and $2,900, respectively.

S-2

EXHIBIT INDEX

      Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Sequential
Exhibit		Page
Number	Description	Number

2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)	*
2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)	*
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.02 to Form 8-K dated December 29, 2001)	*
3.02	Restated By-Laws of the Company (incorporated by reference to Exhibit 3.01 to Form 10-Q dated November 4, 2002)	*
10.01	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.01 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)	*
10.02	Amended and Restated 1996 Stock Incentive Plan	*
10.03	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended December 2, 2003	**
10.04	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended December 1, 2003	**
10.05	Stock Redemption Agreement, dated April 9, 1996, by and among John W. Erwin, Gary L. West, Mary E. West and Troy L. Eaden (incorporated by reference to Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)	*
10.06	Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, Troy L. Eaden and the Company (Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)	*
10.07	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership, amended December 10, 2003	**
10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended December 2, 2003	**
10.09	Amended and Restated Employee Stock Purchase Plan	*
10.10	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended January 5, 2004	**
10.11	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended January 5, 2004	**
10.12	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended January 5, 2004	**
10.13	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended January 5, 2004	**
10.14	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended January 5, 2004	**
10.15	Employment Agreement between the Company and Michael E. Mazour, dated January 9, 2004	**

Sequential
Exhibit		Page
Number	Description	Number

10.16	Restricted Stock Agreement between the Company and Paul M. Mendlik dated September 12, 2002 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 4, 2002)	*
10.17	Amended and Restated Nonqualified Deferred Compensation Plan	*
10.18	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended January 1, 2004	**
10.19	Credit Agreement, dated May 9, 2003, among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein	**
10.20	First amendment to the Credit Agreement, dated October 31, 2003 among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein	**
10.21	Second amendment to the Credit Agreement, dated January 22, 2004 among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein	**
10.22	Participation Agreement, dated May 9, 2003, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein	**
10.23	First amendment to the Participation Agreement, dated October 31, 2003, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein	**
10.24	Second amendment to the Participation Agreement, dated January 22, 2004, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein	**
21.01	Subsidiaries	**
23.01	Consent of Deloitte & Touche LLP	**
31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Indicates that the page number for such item is not applicable.

**	Filed herewith