Form 10-Q
period 2004-03-31
WEST CORP
filed 2004-05-05
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number 000-21771

West Corporation

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	47-0777362 (IRS Employer Identification No.)

11808 Miracle Hills Drive, Omaha, Nebraska (Address of principal executive offices)	68154 (Zip Code)

Registrant’s telephone number, including area code: (402) 963-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

At April 23, 2004, 67,348,617 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants’ Report

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2004, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 23, 2004

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
REVENUE	$289,368	$216,186
COST OF SERVICES	125,934	103,262
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	118,695	81,017

OPERATING INCOME	44,739	31,907
OTHER INCOME (EXPENSE):
Interest income	61	409
Interest expense	(1,605)	(337)
Other, net	271	384

Other income (expense)	(1,273)	456

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	43,466	32,363
INCOME TAX EXPENSE:
Current income tax expense	17,993	15,536
Deferred income tax benefit	(1,954)	(3,433)

Income tax expense	16,039	12,103

INCOME BEFORE MINORITY INTEREST	27,427	20,260
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	—	165

NET INCOME	$27,427	$20,095

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.30

Diluted	$0.40	$0.30

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	67,297	66,185
Dilutive impact of potential common shares from stock options	1,457	1,283

Diluted common shares	68,754	67,468

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,534	$25,563
Accounts receivable, net of allowance of $8,067 and $9,131	156,082	153,428
Other current assets	29,173	23,423

Total current assets	224,789	202,414
PROPERTY AND EQUIPMENT:
Property and equipment	515,994	508,300
Accumulated depreciation and amortization	(289,798)	(273,650)

Total property and equipment, net	226,196	234,650
GOODWILL	462,459	452,848
INTANGIBLE ASSETS, net of accumulated amortization of $17,789 and $14,735	84,228	97,564
NOTES RECEIVABLE AND OTHER ASSETS	28,941	28,387

TOTAL ASSETS	$1,026,613	$1,015,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,625	$19,691
Accrued expenses	85,470	79,430
Current maturities of long-term obligations	33,750	22,500
Income tax payable	13,365	—

Total current liabilities	147,210	121,621
LONG TERM OBLIGATIONS, less current maturities	126,250	169,500
DEFERRED INCOME TAXES	40,319	42,626
OTHER LONG TERM LIABILITIES	28,075	25,878
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding.
Common stock $0.01 par value, 200,000 shares authorized, 67,411 shares issued and 67,339 outstanding and 67,327 shares issued and 67,255 outstanding	674	673
Additional paid-in capital	224,514	223,806
Retained earnings	463,672	436,245
Accumulated other comprehensive income	1,121	1,031
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (180 and 188 shares)	(2,525)	(2,820)

Total stockholders’ equity	684,759	656,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,026,613	$1,015,863

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,427	$20,095
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,647	17,219
(Gain) loss on sale of equipment	71	(31)
Deferred income tax benefit	(1,954)	(3,433)
Minority Interest	—	165
Changes in operating assets and liabilities:
Accounts receivable	(2,796)	11,638
Other assets	(8,290)	(1,532)
Accounts payable	(5,066)	(913)
Other liabilities and accrued expenses	5,235	11,349
Income tax payable	17,391	13,837

Net cash flows from operating activities	56,665	68,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,503)	(12,722)
Proceeds from payments of notes receivable	718	294
Other	12	40

Net cash flows from investing activities	(11,773)	(12,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations	—	(7,161)
Net change in revolving credit facility	(32,000)	—
Proceeds from stock options exercised including related tax benefits	919	652

Net cash flows from financing activities	(31,081)	(6,509)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	160	—
NET CHANGE IN CASH AND CASH EQUIVALENTS:	13,971	49,497
CASH AND CASH EQUIVALENTS, Beginning of period	25,563	137,927

CASH AND CASH EQUIVALENTS, End of period	$39,534	$187,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,339	$293

Cash paid during the period for income taxes	$1,380	$325

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION

     Business Description - West Corporation ("West") is one of the largest independent providers of outsourced communication services and worldwide conferencing services. West enables its clients to outsource a full range of communication services as well as providing audio, video and web conferencing services. We provide services to our clients through two segments, communication services and conferencing services.

     Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of agent-based services driven by both customer–initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention, customer care, and accounts receivable management. Our agent services are primarily consumer applications but we also support business-to-business applications. Our automated services operate over 140,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting and call routing and call transfer services.

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

     Our communication services business operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Jamaica, India, Canada and the Philippines. Our conferencing services business operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong and New Zealand.

     The unaudited consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2004 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition – The communication services segment recognizes revenue for customer-initiated, agent-based services, including order processing, customer acquisition, customer retention and customer care in the month that calls are answered by an agent, based on the number of calls and/or minutes received and processed on behalf of clients. For agent-based services that are initiated by us including order processing, customer acquisition,

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that we place calls to consumers on behalf of our clients. Revenue for accounts receivable management services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration.

     The conferencing services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

     Stock Based Compensation - We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the three months ended March 31, 2004 or 2003.

     For purposes of the following disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had our stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation; net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been reduced to the following pro forma amounts:

	Three months ended March 31,
	2004	2003
Net Income (in thousands):
As reported	$27,427	$20,095
Pro forma	$23,534	$18,043
Earnings per common share:
Basic as reported	$0.41	$0.30
Diluted as reported	$0.40	$0.30
Pro forma basic	$0.35	$0.27
Pro forma diluted	$0.34	$0.27

     The weighted average fair value per share of options granted in the three months ended March 31, 2004 and 2003 was $10.07 and $14.89, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	2.0%	2.2%
Dividend yield	0.0%	0.0%
Expected volatility	38.0%	115.0%
Expected life (years)	4.5	4.4

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     On May 9, 2003, we acquired ITC Holding Company, Inc., the parent company of InterCall, Inc. (“InterCall”) for $388.3 million net of cash received of $13.9 million. On November 1, 2003, we acquired Scherer Communications, Inc. (d/b/a ConferenceCall.com) for $35.7 million net of cash received of $3.0 million. During the three months ended March 31, 2004, we finalized our purchase accounting on both acquisitions upon the completion of appraisals prepared by independent third-party appraisers.

     Below is a summary of the major intangible assets and weighted average amortization period for each identifiable intangible asset:

	As of March 31, 2004			Weighted Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets (in thousands)	Cost	Amortization	Assets	Period
Customer List	$58,827	$(12,297)	$46,530	6.4
Patent	14,753	(3,399)	11,354	17.0
Trade name	23,910	—	23,910	Indefinite
Trade name	1,466	(1,066)	400	2.6
Other intangible assets	3,061	(1,027)	2,034	5.6

Total	$102,017	$(17,789)	$84,228

	As of December 31, 2003			Average
	Acquired	Accumulated	Net Intangible	Amortization
	Cost	Amortization	Assets	Period
Customer List	$67,197	$(9,415)	$57,782	5.6
Patents	14,850	(3,182)	11,668	17.0
Trade name	24,110	—	24,110	Indefinite
Trade name	1,466	(957)	509	2.6
Other intangible assets	4,676	(1,181)	3,495	5.1

Total	$112,299	$(14,735)	$97,564

Amortization expense on finite lived intangible assets was $3.1 million and $1.0 million for the three months ended March 31, 2004, and 2003, respectively. Estimated amortization expense for intangible assets for 2004 and the next five years is as follows:

2004	$13.7 million
2005	$12.4 million
2006	$11.3 million
2007	$11.3 million
2008	$ 4.4 million
2009	$ 1.7 million

     The following table presents the activity in goodwill by reporting segment for the three months ended March 31, 2004 (in thousands):

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Communication	Conferencing
	Services	Services	Combined
Balance at December 31, 2003	$126,359	$326,489	$452,848
Purchase accounting adjustments	—	6,611	6,611
Tel Mark Sales, Inc. earn out adjustment	3,000	—	3,000

Balance at March 31, 2004	$129,359	$333,100	$462,459

     Assuming the acquisitions referred to above occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the three months ended March 31, 2003 would have been (in thousands, except per share amounts):

2003
Revenue	$280,204
Net Income	$30,113
Earnings per common share-basic	$0.46
Earnings per common share-diluted	$0.45

     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies. The 2003 pro forma net income does not reflect expense for the amortization of intangible assets, which would have been recognized had the acquisitions occurred at the beginning of 2003.

3. ACCRUED EXPENSES

     Accrued expenses (in thousands) consisted of the following as of:

	March 31,	December 31,
	2004	2003
Accrued wages	$25,804	$22,279
Accrued phone	11,395	11,352
Accrued employee benefit costs	8,838	8,107
Acquisition earnout commitment	10,170	7,170
Accrued other taxes (non-income related)	6,415	6,234
Customer deposits	4,842	4,927
Other current liabilities	18,006	19,361

	$85,470	$79,430

4. EARNINGS PER SHARE

     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At March 31, 2004 and 2003 there were 1,416,178 and 1,877,026 options outstanding, respectively, with exercise prices exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. STOCK BASED COMPENSATION

The following table presents the activity of the stock options for the three months ended March 31, 2004:

	Stock Option	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2003	6,228,982	$16.3210
Granted	449,872	23.3751
Canceled	(23,997)	23.8110
Exercised	(83,455)	11.0134

Outstanding at March 31, 2004	6,571,402	$16.8440

Options available for future grants at March 31, 2004	2,150,393

     The following table summarizes information about our employee and directors stock options outstanding at March 31, 2004:

		Weighted
		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price
$8.00 - $9.68	4,000	5.12	$8.00	4,000	$8.00
$9.69 - 10.80	2,333,973	4.71	$9.6875	1,629,053	$9.6875
$10.81 - 16.57	322,843	7.09	$12.4953	204,015	$11.546
$16.58 - 18.01	866,062	8.76	$16.5800	210,779	$16.58
$18.02 - 18.59	2,500	8.43	$18.0200	625	$18.02
$18.60 - 19.78	918,351	9.00	$18.6000	—	—
$19.79 - 23.37	748,158	8.77	$22.6750	150,813	$21.7452
$23.38 - 25.43	752,209	8.64	$24.6539	144,338	$24.6683
$25.44 - 27.56	555,056	8.48	$26.7686	129,955	$26.9911
$27.57 - 31.62	68,250	8.01	$31.62	17,087	$31.62

$8.00 - $31.62	6,571,402	7.23	$16.8440	2,490,665	$13.0743

6. Off – Balance Sheet Arrangements

     During 2003, we completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. We entered into a lease of the buildings from this development company. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.55% at March 31, 2004. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended March 31, 2004 and 2003 were $260,443 and $89,100, respectively. Based on our variable-rate obligation at March 31, 2004, each 50 basis point rate increase would increase quarterly interest expense by approximately $51,000. We may, at any time, elect to exercise a purchase option of approximately $10.1 million for the San Antonio building and

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately $30.3 million for the Omaha building. If we elect not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of each building. At March 31, 2004, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $1.4 million and is included in other long term assets and other long term liabilities.

     In addition to the synthetic lease agreement discussed above, in December 2003, we, through our wholly-owned subsidiary Attention, LLC, established a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated special purpose entity (“QSPE”).

     Attention will perform collection services on the receivable portfolio for a fee, recognized when earned. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees. On March 31, 2004, the SPE has a note receivable from the QSPE for $0.6 million. The note receivable will be evaluated for collectibility on a quarterly basis. Also, on March 31, 2004, $2.2 million of the $20.0 million revolving financing facility had been utilized.

7. COMPREHENSIVE INCOME

     Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

	Three months ended March 31,
(Amounts in thousands)	2004	2003
Net Income	$27,426	$20,095
Currency translation adjustment	90	—

Total comprehensive income	$27,516	$20,095

8. BUSINESS SEGMENTS

     We operate in two segments, communication services and conferencing services. These segments are consistent with our management of the business and operating focus. Communication services is composed of agent-based (dedicated agent services, shared agent services, and business-to-business services), and automated services. Conferencing services is composed of audio, video and web conferencing services. The following year-to-date results for 2003 do not include the conferencing services segment as InterCall was acquired on May 9, 2003 and ConferenceCall.com was acquired on November 1, 2003.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended March 31,
	2004	2003
Revenue:
Communication Services	$214,208	$216,186
Conferencing Services	75,160	n/a

Total	$289,368	$216,186

Operating Income:
Communication Services	$27,971	$31,907
Conferencing Services	16,768	n/a

Total	$44,739	$31,907

Depreciation and Amortization (Included in Operating Income):
Communication Services	$17,347	$17,219
Conferencing Services	7,300	n/a

Total	$24,647	$17,219

Capital Expenditures:
Communication Services	$9,559	$10,347
Conferencing Services	2,792	n/a
Corporate	152	2,375

Total	$12,503	$12,722

	As of March	As of December
	31, 2004	31, 2003
Assets:
Communication Services	$438,283	$450,724
Conferencing Services	499,137	501,826
Corporate	89,193	63,313

Total	$1,026,613	$1,015,863

     There are no material revenues, or assets outside the United States.

     For the three months ended March 31, 2004 and 2003, our largest 100 clients represented 72% and 91% of total revenue, respectively. We had one customer, AT&T, who accounted for 11% of total revenue for the three months ended March 31, 2004 and 18% of total revenue for the three months ended March 31, 2003.

9. COMMITMENTS AND CONTINGENCIES

     From time to time, we are subject to lawsuits and claims which arise out of our operations in the normal course of our business. West Corporation and certain of our subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe, except for the items discussed below for which we are currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and the West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. West and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and West appealed the ruling to the California Court of Appeals. On March 17, 2004, the Court of Appeals denied the appeal. WTC and West have petitioned the California Supreme Court for review of that ruling and are awaiting the Supreme Court’s decision. West is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the trial court’s decision for further proceedings. The plaintiffs have filed a Fourth Amended Complaint in the trial court and have been ordered to file their renewed motion for class certification by May 3, 2004. West is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the adequacy of our available capital for future capital requirements;
•	our future contractual obligations;
•	our capital expenditures;
•	the impact of foreign currency fluctuations;
•	the impact of pending litigation;
•	the impact of changes in interest rates; and
•	the impact of changes in government regulation and related litigation.

     Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the following risks, as well as the risks discussed in our annual report on Form 10-K under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors, which are incorporated herein by this reference.

•	We face risks in connection with completed or potential acquisitions.
•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.
•	We cannot be certain that we will be able to compete successfully in our highly competitive industries.
•	Our operating results may be harmed if we are unable to maximize our call center capacity utilization.
•	Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business.
•	Our inability to continue to attract and retain a sufficient number of qualified employees could seriously harm our business.
•	Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation on our business.
•	The loss of one or more key clients would result in the loss of net revenues.
•	Third parties may violate our proprietary rights. Our intellectual property rights may not be well protected in foreign countries.
•	Our networks are exposed to the risks of software failure.
•	Our clients may be affected by rapid technological change and systems availability. We may be unable to introduce solutions on a timely basis.
•	The market price of our common stock may be volatile.
•	We could be subject to class action litigation due to stock price volatility, which would distract management, result in substantial costs and could result in significant judgments against us.
•	Gary and Mary West can exercise significant control over us.
•	Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.
•	Pending and future litigation may divert management time and attention and result in substantial costs of defense damages or settlement, which would seriously harm our business, financial condition, results of operations and cash flows.

     All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Key First Quarter Events

•	33.9% increase in revenue to $289.4 million.
•	40.2% increase in operating income to $44.7 million.
•	36.5% increase in net income to $27.4 million.
•	Opened a call center in the Philippines in February.
•	76% expansion of foreign workstation capacity to 2,231.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

     Revenue: For the first quarter of 2004, total revenue increased $73.2 million, or 33.9%, to $289.4 million from $216.2 million for the first quarter of 2003. The increase in total revenue for the three months ended March 31, 2004 was the result of the acquisitions of InterCall and ConferenceCall.com, which contributed $75.2 million of the increase. These acquisitions closed on May 9, 2003 and November 1, 2003, respectively.

     Communication services revenue for the first quarter of 2004, decreased $2.0 million, or 0.9%, to $214.2 million from $216.2 million for the three months ended March 31, 2003. An important utilization measurement used by the communication services segment for agent-based revenue is the revenue per workstation benchmark. For the three months ended March 31, 2004, the revenue per workstation was $13,545 compared to $12,848 in the same period of 2003. The 2004 increase reflects the effects of the reduction of outbound capacity which was offset by continued pricing pressures. Conferencing services revenue for the first quarter of 2004 was $75.2 million.

     For the three months ended March 31, 2004, our top fifty customers represented 63% of total revenue. This compares to 83% during the comparable period in 2003. During the three months ended March 31, 2004, AT&T remained our largest client and accounted for 11% of total revenue, down from 18% during the comparable period in 2003.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $22.6 million, or 21.9%, in the first quarter of 2004 to $125.9 million, from $103.3 million for the comparable period of 2003. As a percentage of revenue, cost of services decreased to 43.5% for the first quarter of 2004, compared to 47.8% for the comparable period in 2003. This reduction was due to the acquisition of InterCall, which historically has had a lower percentage of direct costs to revenue than our communication services segment.

     Communication service’s costs of services decreased $1.1 million, or 1.1%, in the first quarter of 2004 to $102.2 million, from $103.3 million for the comparable period of 2003. As a percentage of revenue, communication services cost of services decreased to 47.7% for the first quarter of 2004, compared to 47.8%, for the comparable period in 2003. Conferencing services cost of services for the three months ended March 31, 2004 was $23.7 million or 31.6% of revenue.

     Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by $37.7 million, or 46.5%, to $118.7 million for the first quarter of 2004 from $81.0 million for the comparable period of 2003. As a percentage of revenue, SG&A expenses increased to 41.0% for the first quarter of 2004 compared to 37.5%, for the comparable period of 2003. The increase is primarily attributed to the SG&A of InterCall, which was not acquired until the second quarter of 2003. The acquisition of InterCall increased SG&A expense as a percent of revenue as InterCall has historically had a greater percentage of SG&A expense to revenue than our communication services segment.

     Communication services SG&A expenses increased by $3.1 million, or 3.8%, to $84.1 million for the first quarter of 2004 from $81.0 million for the comparable period of 2003. As a percentage of revenue, SG&A expenses increased to 39.2% for the first quarter of 2004 compared to 37.5% for the comparable periods of 2003. Salaries and benefits were a factor contributing to the increase in SG&A expense during the three months ended March 31, 2003 as salaries and benefits increased to $43.9 million from $42.4 million for the comparable period in 2003. Conferencing services SG&A expenses were $34.6 million or 46.1% of revenue.

     Operating income: Operating income increased by $12.8 million, or 40.2%, to $44.7 million for the first quarter of 2004 from $31.9 million for the comparable period of 2003. As a percentage of revenue, operating income increased to 15.5% for the first quarter of 2004 compared to 14.8%, for the comparable period of 2003 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Communication services operating income decreased by $3.9 million, or 12.2%, to $28.0 million for the first quarter of 2004 down from $31.9 million for the comparable period of 2003. Conferencing services operating income was $16.7 million.

     Other income (expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities. Other income (expense) for the first quarter of 2004 was ($1.3) million compared to $0.5 million for the first quarter of 2003. The change is primarily due to interest expense of $1.6 million on the debt incurred for the acquisition of InterCall.

     Net income: Net income increased by $7.3 million, or 36.5%, for the first quarter of 2004, to $27.4 million from net income of $20.1 million for the first quarter of 2003. Net income includes a provision for income tax expense at an effective rate of approximately 36.9% for the three months ended March 31, 2004 and approximately 37.4% for the comparable period of 2003.

Liquidity and Capital Resources

     Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our revolving bank line of credit.

     We utilize two bank credit facilities. The first facility is a $200.0 million term loan maturing May 9, 2007. The second facility is a revolving credit facility which has borrowing capacity of up to $250.0 million. At March 31, 2004, we did not have an outstanding balance on the revolving credit facility.

     Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended March 31, 2004 was 2.84%. The contractual rate on the term loan at March 31, 2004 was 2.50%. The average daily outstanding balance of the revolving credit facility during the three months ended March 31, 2004, was $18.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended March 31, 2004, was 2.61%. The commitment fee rate on the unused revolving credit facility at March 31, 2004, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At March 31, 2004, the contractual interest rate was 125 basis points over LIBOR.

     The facilities are secured by the capital stock of all our material subsidiaries. All our obligations under the facilities are unconditionally guaranteed by all of our material domestic subsidiaries. The facilities contain various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at March 31, 2004.

     Net cash flow from operating activities decreased $11.7 million, or 17.1%, to $56.7 million for the three months ended March 31, 2004, compared to net cash flows from operating activities of $68.4 million for the three months ended March 31, 2003. The decrease was due primarily to an unusually strong quarter last year in which we significantly improved our receivable collections, an increase in other assets and a decrease in accounts payable. Days sales outstanding were 48 days for the three months ended March 31, 2004 and 2003. The days sales outstanding for the three months ended December 31, 2002 were 55 days. This improvement in collections in the first three months of 2003 significantly affected the cash flow from operations during that period. The increase in other assets is due primarily to an increase in prepaid expenses. This decrease in operating cash flow was partially offset by an increase in net income and depreciation and amortization.

     Net cash used in investing activities was $11.8 million for the three months ended March 31, 2004, compared to $12.4 million for the comparable period of 2003. The decrease in cash used in investing activities was primarily due to increased collections of notes receivable and lower capital expenditures. We invested $12.5 million in capital expenditures primarily for a new call center in the Philippines, which began taking calls in February of 2004. We did not utilize any new capital lease financing in the first quarter of 2004. We estimate our capital expenditures during the last nine months of 2004 to be approximately $40.0 to $50.0 million, primarily for equipment and upgrades at existing facilities.

     Net cash used in financing activities was $31.1 million for the three months ended March 31, 2004, compared to $6.5 million for the comparable period of 2003. During the three months ended March 31, 2004 and 2003, net cash used in financing activities was primarily for payments of debt and capital lease obligations. These payments were $32.0 million during the three months ended March 31, 2004 compared to $7.2 million for the comparable period of 2003. Proceeds from our stock-based employee benefit programs, including related tax benefits, were $0.9 million during the three months ended March 31, 2004 compared to $0.7 million for the comparable period of 2003.

Contractual Obligations

     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance of the revolving credit facility of $32.0 million was paid off during the three months ended March 31, 2004. This is the only material change to our contractual obligations since December 31, 2003.

Capital Expenditures

     Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $12.5 million for the three months ended March 31, 2004, which were entirely funded through operations. Capital expenditures were $12.7 million for the three months ended March 31, 2003. Capital expenditures for the three months ended March 31, 2004 consisted primarily of equipment purchases, the cost of a new call center in the Philippines and upgrades at existing facilities. We currently estimate our capital expenditures for the remainder of 2004 to be approximately $40.0 to $50.0 million primarily for equipment and upgrades at existing facilities.

     We believe that our cash flows from operations, together with existing cash and cash equivalents, financing through operating leases, and available borrowings under our credit facilities will be adequate to meet our capital requirements for at least the next 12 months. Our two credit facilities, discussed above, include covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to the existing credit facilities in an aggregate principal amount not to exceed $300.0 million, allow us to incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million and allow us to incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $100.0 million. We may pledge additional property or assets of our subsidiaries, which are not already pledged as collateral securing existing credit facilities or any of our affiliates. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Effects of Inflation

     We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

     During 2003, we completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. We entered into a lease of the buildings from this development company. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.55% at March 31, 2004. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended March 31, 2004 and 2003 were $260,443 and $89,100, respectively. Based on our variable-rate obligation at March 31, 2004, each 50 basis point rate increase would increase quarterly interest expense by approximately $51,000. We may, at any time, elect to exercise a purchase option of approximately $10.1 million for the San Antonio building and approximately $30.3 million for the Omaha building. If we elect not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of each building. At March 31, 2004, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $1.4 million and is included in other long term assets and other long term liabilities.

     In addition to the synthetic lease agreement discussed above, in December 2003, we, through our wholly-owned subsidiary Attention, LLC, established a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated special purpose entity (“QSPE”).

     Attention will perform collection services on the receivable portfolio for a fee, recognized when earned. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees. On March 31, 2004, the SPE has a note receivable from the QSPE for $0.6 million. The note receivable will be evaluated for collectibility on a quarterly basis. Also, on March 31, 2004, $2.2 million of the $20.0 million revolving financing facility had been utilized.

CRITICAL ACCOUNTING POLICIES

     The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experience combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. The accounting policies we consider critical are our accounting policies with respect to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets, stock options and income taxes. For additional discussion of these critical accounting policies, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

     As of March 31, 2004, we had $160.0 million of long-term obligations, $40.4 million of a synthetic lease obligation and had a zero balance outstanding under our revolving credit facility. The long-term obligations consisted of a $160.0 million variable rate term loan. The revolving credit facility and the synthetic lease obligation also bear interest at a variable rate.

     We have two bank credit facilities. The first facility is a $200.0 million four-year term loan. The second facility is a revolving credit facility of up to $250.0 million. Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended March 31, 2004, was 2.84%. The weighted average contractual rate on the term loan at March 31, 2004 was 2.50%. The average daily outstanding balance of the revolving credit facility during the three months ended March 31, 2004, was $18.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended March 31, 2004 was 2.61%. The commitment fee rate on the unused revolving credit facility at March 31, 2004, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At March 31, 2004 the contractual interest rate was 125 basis points over the selected LIBOR. Based on our obligation under these facilities at March 31, 2004, a 50 basis point change would increase or decrease quarterly interest expense by approximately $200,000.

     We are party to a synthetic lease agreement that had an outstanding balance of $40.4 million at March 31, 2004. The synthetic lease has interest terms similar to that of the term and revolving credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The weighted average annual interest rate at March 31, 2004 was 2.55%. The lease bears interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. Based on our obligation under this synthetic lease at March 31, 2004, a 50 basis point change would increase or decrease quarterly interest expense by approximately $51,000.

     We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.

Foreign Currency Risk

     On March 31, 2004, the communication services segment had no material revenue or assets outside the United States. The communication services segment has a contract for workstation capacity in Mumbai, India which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. We have no ownership of the personnel or assets at this foreign location. The facilities in Victoria, British Columbia, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in the United States.

     In addition to the United States, the conferencing services segment operates facilities in the United Kingdom, Canada, Singapore, Australia, Hong Kong and New Zealand. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries. For the three months ended March 31, 2004, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

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

     Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No corrective actions were required or taken.

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

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and the West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. West and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and West appealed the ruling to the California Court of Appeals. On March 17, 2004, the Court of Appeals denied the appeal. WTC and West have petitioned the California Supreme Court for review of that ruling and are awaiting the Supreme Court’s decision. West is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the trial court’s decision for further proceedings. The plaintiffs have filed a Fourth Amended Complaint in the trial court and have been ordered to file their renewed motion for class certification by May 3, 2004. West is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

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

     We filed a Current Report on Form 8-K, dated February 4, 2004, with the Securities and Exchange Commission to disclose our operating results for the year and quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker

Thomas B. Barker Chief Executive Officer

By:	/s/ Paul M. Mendlik

Paul M. Mendlik Executive Vice President - Chief Financial Officer and Treasurer

Date: May 5, 2004