Form 10-Q
period 2004-06-30
WEST CORP
filed 2004-08-05
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At July 22, 2004, 67,483,450 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
West Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 23, 2004

WEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE	$283,684	$237,559	$573,052	$453,745
COST OF SERVICES	123,550	106,224	249,484	209,486
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	117,136	97,845	235,831	178,862

OPERATING INCOME	42,998	33,490	87,737	65,397
OTHER INCOME (EXPENSE):
Interest income	225	219	286	627
Interest expense	(1,462)	(1,337)	(3,067)	(1,673)
Other, net	601	456	872	840

Other income (expense)	(636)	(662)	(1,909)	(206)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	42,362	32,828	85,828	65,191
INCOME TAX EXPENSE:
Current income tax expense	16,103	12,503	34,096	26,039
Deferred income tax (benefit)	(496)	(536)	(2,450)	(1,969)

Total income tax expense	15,607	11,967	31,646	24,070

INCOME BEFORE MINORITY INTEREST	26,755	20,861	54,182	41,121
MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY	—	—	—	165

NET INCOME	$26,755	$20,861	$54,182	$40,956

EARNINGS PER COMMON SHARE:
Basic	$0.40	$0.31	$0.80	$0.62

Diluted	$0.39	$0.30	$0.79	$0.60

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	67,406	66,569	67,356	66,431
Dilutive impact of potential common shares from stock options	1,608	2,528	1,654	1,886

Diluted common shares	69,014	69,097	69,010	68,317

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,574	$25,563
Accounts receivable, net of allowance of $8,143 and $9,131	161,363	153,428
Other current assets	28,874	23,423

Total current assets	222,811	202,414
PROPERTY AND EQUIPMENT:
Property and equipment	518,954	508,300
Accumulated depreciation and amortization	(301,754)	(273,650)

Total property and equipment, net	217,200	234,650
GOODWILL	462,254	452,848
INTANGIBLE ASSETS, net of accumulated amortization of $21,259 and $14,735	80,803	97,564
NOTES RECEIVABLE AND OTHER ASSETS	31,123	28,387

TOTAL ASSETS	$1,014,191	$1,015,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,715	$19,691
Accrued expenses	87,194	79,430
Current maturities of long-term obligations	22,500	22,500

Total current liabilities	122,409	121,621
LONG TERM OBLIGATIONS, less current maturities	115,000	169,500
DEFERRED INCOME TAXES	39,613	42,626
OTHER LONG TERM LIABILITIES	23,219	25,878
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding. Common stock $0.01 par value, 200,000 shares authorized, 67,545 shares issued and 67,473 outstanding and 67,327 shares issued and 67,255 outstanding	676	673
Additional paid-in capital	226,986	223,806
Retained earnings	490,427	436,245
Accumulated other comprehensive income	788	1,031
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (180 and 188 shares)	(2,230)	(2,820)

Total stockholders’ equity	713,950	656,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,014,191	$1,015,863

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,182	$40,956
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	48,747	38,606
Deferred income tax benefit	(2,450)	(1,969)
Other	36	186
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(8,175)	12,449
Other assets	(10,247)	387
Accounts payable	(6,976)	(3,717)
Other liabilities, accrued expenses and income tax payable	12,688	(4,262)

Net cash flows from operating activities	87,805	82,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(7,235)	(375,706)
Purchases of property and equipment	(23,996)	(24,003)
Proceeds from payments of notes receivable	816	1,170
Other	481	96

Net cash flows from investing activities	(29,934)	(398,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt — term loan	—	200,000
Payments of long-term obligations	(54,500)	(25,958)
Net change in revolving credit facility	—	50,000
Proceeds from stock options exercised including related tax benefits	3,599	8,068

Net cash flows from financing activities	(50,901)	232,110

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	41	156
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,011	(83,541)
CASH AND CASH EQUIVALENTS, Beginning of period	25,563	137,927

CASH AND CASH EQUIVALENTS, End of period	$32,574	$54,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,066	$537

Cash paid during the period for income taxes	$31,142	$21,210

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION

     Business Description — West Corporation (“West”) is one of the largest independent providers of outsourced communication services and worldwide conferencing services. West enables its clients to outsource a full range of communication services as well as providing audio, video and web conferencing services. We provide services to our clients through two segments, communication services and conferencing services.

     Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of agent-based services driven by both customer–initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention, customer care, and accounts receivable management. Our communication agent services are primarily consumer applications but we also support business-to-business applications. Our communication automated services operate over 135,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our communication automated services include automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting and call routing and call transfer services. Our communication services business operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Jamaica, India, Canada and the Philippines.

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

     The unaudited consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2004 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock Based Compensation — We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the three and six months ended June 30, 2004 or 2003.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     For purposes of the following disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had our stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation; net income and earnings per share for the three and six months ended June 30, 2004 and 2003 would have been reduced to the following pro forma amounts:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net Income (in thousands):
As reported	$26,755	$20,861	$54,182	$40,956
Pro forma	$24,845	$17,517	$48,379	$35,560
Earnings per common share:
Basic as reported	$0.40	$0.31	$0.80	$0.62
Diluted as reported	$0.39	$0.30	$0.79	$0.60
Pro forma basic	$0.37	$0.26	$0.72	$0.54
Pro forma diluted	$0.36	$0.25	$0.70	$0.52

     The weighted average fair value per share of options granted in the three months ended June 30, 2004 and 2003 was $8.50 and $16.93, respectively. The weighted average fair value per share of options granted in the six months ended June 30, 2004 and 2003 was $8.25 and $17.59, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	2.0%	2.2%
Dividend yield	0.0%	0.0%
Expected volatility	38.0%	115.0%
Expected life (years)	4.5	4.4

2. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     On May 9, 2003, we acquired ITC Holding Company, Inc., the parent company of InterCall, Inc. (“InterCall”) for $388.3 million net of cash received of $13.9 million. On November 1, 2003, we acquired Scherer Communications, Inc. (d/b/a ConferenceCall.com) for $35.7 million net of cash received of $3.0 million. During the six months ended June 30, 2004, we completed the purchase price allocation for both acquisitions in connection with the completion of the third-party valuation of certain intangible assets.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Below is a summary of the major intangible assets and weighted average amortization period for each identifiable intangible asset:

	As of June 30, 2004			Weighted Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets (in thousands)	Cost	Amortization	Assets	Period
Customer List	$58,827	$(15,287)	$43,540	6.4
Patent	14,753	(3,616)	11,137	17.0
Trade name	23,910	—	23,910	Indefinite
Trade name	1,511	(1,199)	312	2.8
Other intangible assets	3,061	(1,157)	1,904	5.7

Total	$102,062	$(21,259)	$80,803

	As of December 31, 2003			Weighted Average
	Acquired	Accumulated	Net Intangible	Amortization
	Cost	Amortization	Assets	Period
Customer List	$67,197	$(9,415)	$57,782	5.6
Patents	14,850	(3,182)	11,668	17.0
Trade name	24,110	—	24,110	Indefinite
Trade name	1,466	(957)	509	2.6
Other intangible assets	4,676	(1,181)	3,495	5.1

Total	$112,299	$(14,735)	$97,564

Amortization expense on finite lived intangible assets was $3.5 million and $2.4 million for the three months ended June 30, 2004, and 2003, respectively, and $6.6 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense for intangible assets for 2004 and the next five years is as follows:

2004	$13.7 million
2005	$12.4 million
2006	$11.3 million
2007	$11.3 million
2008	$ 4.4 million
2009	$ 1.7 million

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table presents the activity in goodwill by reporting segment for the six months ended June 30, 2004 (in thousands):

	Communication	Conferencing
	Services	Services	Combined
Balance at December 31, 2003	$126,359	$326,489	$452,848
Purchase accounting adjustments	—	6,406	6,406
Tel Mark Sales, Inc. earn out adjustment	3,000	—	3,000

Balance at June 30, 2004	$129,359	$332,895	$462,254

     Assuming the acquisitions referred to above occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the six months ended June 30, 2003 would have been (in thousands, except per share amounts):

2003
Revenue	$544,871
Net Income	$52,885
Earnings per common share—basic	$0.80
Earnings per common share—diluted	$0.77

     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3. ACCRUED EXPENSES

     Accrued expenses (in thousands) consisted of the following as of:

	June 30,	December 31,
	2004	2003
Accrued wages	$26,904	$22,279
Accrued phone	12,454	11,352
Accrued employee benefit costs	10,496	8,107
Acquisition earnout commitment	8,529	7,170
Accrued other taxes (non-income related)	6,524	6,234
Customer deposits	5,186	4,927
Other current liabilities	17,101	19,361

	$87,194	$79,430

4. EARNINGS PER SHARE

     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At June 30, 2004 and 2003 there were 588,927 and 842,113 options outstanding, respectively, with exercise prices exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. STOCK BASED COMPENSATION

     The following table presents the activity of the stock options for the six months ended June 30, 2004:

	Stock Option	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2003	6,228,982	$16.32
Granted	900,491	24.09
Canceled	(64,414)	22.93
Exercised	(217,350)	11.38

Outstanding at June 30, 2004	6,847,709	$17.44

Options available for future grants at June 30, 2004	1,740,191

     The following table summarizes information about our employee and directors stock options outstanding at June 30, 2004:

		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price
$8.00 - $9.68	4,000	4.9	$8.00	4,000	$8.00
$9.69 - 12.648	2,382,886	5.2	$9.74	2,289,786	$9.75
$12.649 - 15.81	159,116	8.6	$14.14	60,638	$14.23
$15.82 - 18.872	1,762,124	8.6	$17.63	426,949	$17.64
$18.973 - 22.134	159,912	7.0	$20.82	93,240	$21.00
$22.135 - 25.296	1,550,244	9.0	$24.05	174,541	$23.79
$25.297 - 28.458	764,302	8.2	$26.38	225,521	$26.33
$28.459 - 31.62	65,125	7.8	$31.62	32,584	$31.62

$8.00 - $31.62	6,847,709	7.42	$17.44	3,307,259	$13.25

6. OFF – BALANCE SHEET ARRANGEMENTS

     During 2003, we completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. We entered into a lease of the buildings from this development company. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.61% at June 30, 2004. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended June 30, 2004 and 2003 were $266,608 and $294,759, respectively. The aggregate lease expense on these leases with the development company and under the prior arrangement for the six months ended June 30, 2004 and 2003 were $527,051 and $383,860, respectively. Based on our variable-rate obligation at June 30, 2004, each 50 basis point rate increase would increase quarterly interest expense by approximately $51,000. We may, at any time, elect to exercise a purchase option for the two properties of approximately $10.1 million for the San Antonio building and approximately $30.3 million for the Omaha building. If we elect not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon sale of

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

each building. At June 30, 2004, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $1.3 million and is included in other long term assets and other long term liabilities.

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

     Attention will perform collection services on the receivable portfolio for a fee, recognized when earned. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees. On June 30, 2004, the SPE has a note receivable from the QSPE for $1.3 million. Also, on June 30, 2004, $3.5 million of the $20.0 million revolving financing facility had been utilized.

     In connection with the Worldwide acquisition (discussed below under note 9.), we amended our existing purchase paper credit facility. We have agreed to finance under the amended facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Pursuant to this credit facility, Attention LLC will be required to finance a minimum of $12.0 million of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years.

7. COMPREHENSIVE INCOME

     Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net Income	$26,755	$20,861	$54,182	$40,956
Currency translation adjustment	(333)	375	(243)	375

Total comprehensive income	$26,422	$21,236	$53,939	$41,331

8. BUSINESS SEGMENTS

     We operate in two segments, communication services and conferencing services. These segments are consistent with our management of the business and operating focus. Communication services is composed of agent-based (dedicated agent services, shared agent services, and business-to-business services), and automated services. Conferencing services is composed of audio, video and web conferencing services. The following year-to-date results for 2003 include InterCall from the date of acquisition, May 9, 2003 but does not include ConferenceCall.com as it was acquired on November 1, 2003.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue:
Communication Services	$206,910	$203,721	$421,118	$419,907
Conferencing Services	76,774	33,838	151,934	33,838

Total	$283,684	$237,559	$573,052	$453,745

Operating Income:
Communication Services	$24,685	$26,132	$52,656	$58,039
Conferencing Services	18,313	7,358	35,081	7,358

Total	$42,998	$33,490	$87,737	$65,397

Depreciation and Amortization (Included in Operating Income)
Communication Services	$16,749	$17,310	$34,096	$34,531
Conferencing Services	7,351	4,075	14,651	4,075

Total	$24,100	$21,385	$48,747	$38,606

Capital Expenditures:
Communication Services	$6,650	$8,247	$16,209	$18,594
Conferencing Services	3,444	949	6,236	949
Corporate	1,399	2,085	1,551	4,460

Total	$11,493	$11,281	$23,996	$24,003

	As of June 30,	As of December 31,
	2004	2003
Assets:
Communication Services	$440,230	$450,724
Conferencing Services	535,662	501,826
Corporate	38,299	63,313

Total	$1,014,191	$1,015,863

     There are no material revenues, or assets outside the United States.

     For the three months ended June 30, 2004 and 2003, our largest 100 clients represented 72% and 83% of total revenue, respectively. For the six months ended June 30, 2004 and 2003, our largest 100 clients represented 72% and 86% of total revenue, respectively. We had one customer, AT&T, who accounted for 10% of total revenue for the six months ended June 30, 2004 and 17% of total revenue for the six months ended June 30, 2003. During the three months ended June 30, 2004, AT&T remained our largest client and accounted for 9.3% of total revenue compared to 15.4% of total revenue in the comparable period of 2003.

9. SUBSEQUENT EVENTS

     On August 1, 2004 we acquired Worldwide Asset Management, LLC, National Asset Management Enterprises Inc., National Asset Management Enterprises, Inc., and some of their affiliates (“Worldwide”) for $178.0 million in cash and assumed debt. Worldwide, headquartered in Marietta, Georgia is a leading purchaser and collector of delinquent accounts receivable portfolios from consumer credit originators. Through its primary operating affiliates, Worldwide’s operations include: purchasing and collecting of charged off consumer debt, government collections and contingent / third party collections. Worldwide also has several operations that complement its primary business, including a licensed mortgage brokerage company, a Latin American collection agency and an online debt portfolio auctioning business.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. West and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and West appealed the ruling to the California Court of Appeals. On March 17, 2004, the Court of Appeals denied the appeal. WTC and West petitioned the California Supreme Court for review of that ruling, but the California Supreme Court recently denied review of that ruling, and the case has been returned to the trial court. West filed a demurrer in the trial court on July 7, 2004, asserting that all of plaintiff’s claims are barred by res judicata on the basis of a 2001 settlement between the California Attorney General and Memberworks, that most of plaintiff’s claims are barred by the statute of limitations, and that most of plaintiff’s causes of action fail to state a claim. West also moved to strike plaintiff’s request for injunctive relief on the grounds of mootness, and moved to strike plaintiff’s request for monetary relief under two California statutes on the grounds that those statutes could not provide the relief plaintiff seeks. Discovery is open, and plaintiff has served West with document requests. West will be filing a motion to stay discovery pending the trial court’s ruling on the demurrer. Plaintiff has indicated an intention to file a motion for class certification shortly. West will oppose that motion and will oppose treating the case as a representative action under Cal. Bus. & Prof. Code § 17200. The court has set a tentative trial date of April 8, 2005. West is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the trial court’s decision for further proceedings. The plaintiffs have filed a Fourth Amended Complaint and a renewed motion for class certification. West has filed a brief in opposition to the class certification. It is anticipated that the trial court will hold a hearing on class certification prior to rendering a decision. The trial court has set additional case management deadlines including a tentative trial date in January 2005. One of the defendants, NCP Marketing Group, has entered bankruptcy, and the case has been stayed as to that defendant only. West is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	our future revenue;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.

     Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and elsewhere in this report.

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

Recent Developments

     On August 1, 2004, we acquired Worldwide Asset Management, LLC, National, Asset Management Enterprises Inc., and some of their affiliates (“Worldwide”) for $178.0 million in cash and assumed debt. Worldwide, headquartered in Marietta, Georgia, is a leading purchaser and collector of delinquent accounts receivable portfolios from consumer credit originators. Through its primary operating affiliates, Worldwide’s operations include: purchasing and collecting of charged off consumer debt, government collections and contingent / third party collections. Worldwide also has several operations that complement its primary business, including a licensed mortgage brokerage company, a Latin American collection agency and an online debt portfolio auctioning business.

     As a result of this transaction, commencing in the third quarter of 2004, we expect to begin reporting our financial results in three segments: communication services, conferencing services and accounts receivable management.

Key Events for the Three and Six Months Ended June 30, 2004

     The acquisition of InterCall on May 9, 2003 continues to perform as expected and drove the following results:

•	19.4% increase in revenue to $283.7 million for the three months ended June 30, 2004 and a 26.3% increase in revenue to $573.1 million for the six months ended June 30, 2004.

•	28.4% increase in operating income to $43.0 million for the three months ended June 30, 2004 and a 34.2% increase in operating income to $87.7 million for the six months ended June 30, 2004.

•	28.3% increase in net income to $26.8 million for the three months ended June 30, 2004 and a 32.3% increase in net income to $54.2 million for the six months ended June 30, 2004.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2004 and 2003

     Revenue: For the second quarter of 2004, revenue increased $46.1 million, or 19.4%, to $283.7 million from $237.6 million for the second quarter of 2003. For the six months ended June 30, 2004, revenue increased $119.4 million, or 26.3%, to $573.1 million from $453.7 million for the six months ended June 30, 2003. The increase in revenue for the three months ended June 30, 2004, included $42.9 million from the acquisitions of InterCall and ConferenceCall.com. The increase in revenue for the six months ended June 30, 2004, included $118.1 million from the acquisitions of InterCall and ConferenceCall.com. These acquisitions closed on May 9, 2003 and November 1, 2003, respectively.

     For the three months ended June 30, 2004, our top fifty customers represented 65% of total revenue. This compares to 75% during the comparable period in 2003. For the six months ended June 30, 2004, our top fifty customers represented 65% of total revenue. This compares to 77% during the comparable period in 2003. During the three months ended June 30, 2004, AT&T remained our largest client and accounted for 9% of total revenue, down from 15% during the comparable period in 2003. For the six months ended June 30, 2004, AT&T accounted for 10% of total revenue, down from 17% during the comparable period in 2003. We expect the AT&T revenue to continue to decline as AT&T notified us in late June that it will discontinue all outbound calling for the Consumer Services division effective August 1, 2004. This AT&T program was expected to provide approximately $8.0 to $10.0 million in revenue during the last six months of 2004. This revenue stream is expected to be replaced by a commitment for additional business from another existing client.

     Communication services revenue for the second quarter of 2004, increased $3.2 million, or 1.6%, to $206.9 million from $203.7 million for the three months ended June 30, 2003. An important utilization measurement used by the communication services segment for agent-based revenue is the revenue per workstation benchmark. For the three months ended June 30, 2004, the revenue per workstation was $12,869 compared to $12,197 in the same period of 2003. The 2004 increase reflects the effects of the reduction of outbound workstations which was offset by continued pricing pressures. For the six months ended June 30, 2004, communication services revenue increased $1.2 million or 0.3%, to $421.1 million from $419.9 million.

     Conferencing services revenue for the second quarter of 2004, increased $42.9 million, or 126.9%, to $76.8 million from $33.8 million for the three months ended June 30, 2003. The 2003 revenue represents a partial quarter as InterCall was acquired on May 9, 2003. For the six months ended June 30, 2004 conferencing services revenue increased $118.1 million, to $151.9 million from $33.8 million.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $17.3 million, or 16.3%, in the second quarter of 2004 to $123.6 million, from $106.2 million for the comparable period of 2003. Cost of services increased $40.0 million, or 19.1%, in the six months ended June 30, 2004 to $249.5 million, from $209.5 million for the comparable period of 2003. As a percentage of revenue, cost of services decreased to 43.6% for the second quarter of 2004 and to 43.5% for the six months ended June 30, 2004, compared to 44.7% and 46.2%, respectively, for the comparable periods in 2003. This reduction was due to the acquisition of InterCall, which historically has had a lower percentage of direct costs to revenue than our communication services segment.

     Communication service’s costs of services increased $2.1 million, or 2.2%, in the second quarter of 2004 to $99.4 million, from $97.3 million for the comparable period of 2003. Communication service’s costs of services increased $1.0 million, or 0.4%, in the six months ended June 30, 2004 to $201.6 million, from $200.6 million for the comparable period of 2003. As a percentage of revenue, communication services cost of services increased to 48.0% for the second quarter of 2004, compared to 47.8%, for the comparable period in 2003. As a percentage of revenue, communication services cost of services increased to 47.9% for the six months ended June 30, 2004, compared to 47.8%, for the comparable period in 2003.

     Conferencing services cost of services for the second quarter of 2004, increased $15.3 million, to $24.2 million from $8.9 million for the three months ended June 30, 2003. The 2003 cost of services represents a partial quarter as InterCall was acquired on May 9, 2003. For the six months ended June 30, 2004 conferencing services cost of services increased $39.0 million, to $47.9 million from $8.9 million.

     Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by $19.3 million, or 19.7%, to $117.1 million for the second quarter of 2004 from $97.8 million for the comparable period of 2003. For the six months ended June 30, 2003, SG&A expenses increased by $56.9 million, or 31.9%, to $235.8 million, up from $178.9 million for the comparable period in 2003. As a percentage of revenue, SG&A expenses increased to 41.3% for the second quarter of 2004 and 41.2% for the six months ended June 30, 2004 compared to 41.2% and 39.4%, respectively, for the comparable periods of 2003. The increase is primarily attributed to the SG&A of Intercall, which was not acquired until the second quarter of 2003. The acquisition of InterCall increased SG&A expense as a percent of revenue as InterCall has historically had a greater percentage of SG&A expense to revenue than our communication services segment.

     Communication services SG&A expenses increased by $2.6 million, or 3.2%, to $82.9 million for the second quarter of 2004 from $80.3 million for the comparable period of 2003. Communication service’s SG&A increased $5.6 million, or 3.5%, in the six months ended June 30, 2004 to $166.9 million, from $161.3 million for the comparable period of 2003. As a percentage of revenue, communication services SG&A expenses increased to 40.1% for the second quarter of 2004 and 39.7% for the six months ended June 30, 2004 compared to 39.5% and 38.5%, respectively, for the comparable periods of 2003.

     Conferencing services SG&A for the second quarter of 2004, increased $16.7 million, or 94.9%, to $34.2 million from $17.5 million for the three months ended June 30, 2003. The 2003 SG&A represents a partial quarter as InterCall was acquired on May 9, 2003. For the six months ended June 30, 2004 conferencing services SG&A increased $51.3 million, to $68.9 million from $17.5 million.

     Operating income: Operating income increased by $9.5 million, or 28.4%, to $43.0 million for the second quarter of 2004 from $33.5 million for the comparable period of 2003. For the six months ended June 30, 2004, operating income increased by $22.3 million, or 34.2%, to $87.7 million from $65.4 million for the comparable period. As a percentage of revenue, operating income increased to 15.2% for the second quarter of 2004 and 15.3% for the six months ended June 30, 2004 compared to 14.1% and 14.4%, respectively, for the corresponding periods in 2003 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Communication services operating income decreased by $1.4 million, or 5.5%, to $24.7 million for the second quarter of 2004 down from $26.1 million for the comparable period of 2003. For the six months ended June 30, 2004, communication services operating income decreased by $5.4 million, or 9.3%, to $52.6 million, down from $58.0 million for the comparable period in 2003. This decline in operating income is the result of the factors previously discussed in cost of services and SG&A.

     Conferencing services operating income for the second quarter of 2004, increased $11.0 million, to $18.3 million from $7.4 million for the three months ended June 30, 2003. The 2003 operating income represents a partial quarter as InterCall was acquired on May 9, 2003. Conferencing services operating income for the six months ended June 30, 2004, increased $27.7 million, to $35.1 million from $7.4 million for the three months ended June 30, 2003.

     Other income (expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities. Other income (expense) for the second quarter of 2004 was ($0.6) million compared to $(0.7) million for the second quarter of 2003. Other income (expense) for the six months ended June 30, 2004 was ($1.9) million compared to $(0.2) million for the comparable period of 2003. The change is primarily due to interest expense on the debt incurred for the acquisition of InterCall.

     Net income: Net income increased by $5.9 million, or 28.3%, for the second quarter of 2004, to $26.8 million from net income of $20.9 million for the second quarter of 2003. For the six months ended June 30, 2004, net income increased by $13.2 million, or 32.3%, to $54.2 million, up from $41.0 million for the comparable period of 2003. Net income includes a provision for income tax expense at an effective rate of approximately 36.8% and 36.9% for the three months and six months ended June 30, 2004, respectively, and approximately 36.5% and 36.9% for the comparable periods in 2003.

Liquidity and Capital Resources

     Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our bank credit facilities.

     We utilize two bank credit facilities. The first facility is a $200.0 million term loan maturing May 9, 2007. The second facility is a revolving credit facility which has borrowing capacity of up to $250.0 million. At June 30, 2004, we did not have an outstanding balance on the revolving credit facility.

     Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended June 30, 2004 was 2.98%. The contractual rate on the term loan at June 30, 2004 was 2.64%. The average daily outstanding balance of the revolving credit facility during the three months ended June 30, 2004, was $0.4 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended June 30, 2004, was 4.24%. The commitment fee rate on the unused revolving credit facility at June 30, 2004, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At June 30, 2004, the contractual interest rate was 125 basis points over LIBOR.

     The facilities are secured by the capital stock of all our material subsidiaries. All our obligations under the facilities are unconditionally guaranteed by all of our material domestic subsidiaries. The facilities contain various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at June 30, 2004.

     Net cash flow from operating activities increased $5.2 million, or 6.3%, to $87.8 million for the six months ended June 30, 2004, compared to net cash flows from operating activities of $82.6 million for the six months ended June 30, 2003. The increase in net cash flows from operating activities is due primarily to an increase in net income and depreciation and amortization due to the acquisition of Intercall on May 9, 2003, as well as an increase in other liabilities and accrued expenses. This increase in operating cash flow was partially offset by an increase in accounts receivable and other assets.

     Net cash used in investing activities was $29.9 million for the six months ended June 30, 2004, compared to $398.4 million for the comparable period of 2003. The decrease in cash used in investing activities was due to acquisition costs incurred in 2003 for the acquisition of InterCall. We invested $24.0 million in capital expenditures during the six months ended June 30, 2004 and 2003. Acquisition costs paid during the six months ended June 30, 2004 were primarily for the satisfaction of acquisition earn out commitments. We did not utilize any new capital lease financing during the six months ended June 30, 2004. We estimate our capital expenditures during the last six months of 2004 to be approximately $30.0 to $40.0 million, primarily for equipment and upgrades at existing facilities.

     Net cash used in financing activities was $50.9 million for the six months ended June 30, 2004, compared to net cash from financing activities of $232.1 million for the comparable period of 2003. During the six months ended June 30, 2004 net cash used in financing activities was primarily for payments of debt obligations of $54.5 million. During the six months ended June 30, 2003 net cash from financing activities was primarily the proceeds from issuance of debt on the term loan and revolving line of credit. Proceeds from our stock-based employee benefit programs, including related tax benefits, were $3.6 million during the six months ended June 30, 2004 compared to $8.1 million for the comparable period of 2003.

     We funded the acquisition of Worldwide with approximately $35.0 million of cash on hand and approximately $95.0 million of debt from our revolving credit facility. In addition, we assumed approximately $48.0 million of Worldwide debt.

Contractual Obligations

     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance of the revolving credit facility of $32.0 million was paid off during the three months ended March 31, 2004. During the three months ended June 30, 2004, we prepaid two term loan installment payments, the July 31, 2004 and the October 31, 2004 obligations, totaling $22.5 million.

     In connection with the Worldwide acquisition, we amended our existing purchase paper credit facility (discussed below under "Off-Balance Sheet Arrangements). We have agreed to finance under the amended facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Pursuant to this credit facility, Attention LLC will be required to finance a minimum of $12.0 million of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years. These are the only material changes to our contractual obligations since December 31, 2003.

Capital Expenditures

     Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $24.0 million for the six months ended June 30, 2004, which were entirely funded through operations. Capital expenditures for the six months ended June 30, 2004 consisted primarily of equipment purchases, the cost of a new call center in the Philippines and upgrades at existing facilities. We currently estimate our capital expenditures for the remainder of 2004 to be approximately $30.0 to $40.0 million primarily for equipment and upgrades at existing facilities.

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

Off – Balance Sheet Arrangements

     During 2003, we completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of two buildings. We entered into a lease of the buildings from this development company. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.64% at June, 2004. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended June 30, 2004 were $266,608 and $294,759, respectively. The aggregate lease expense on these leases with the development company and under the prior arrangement for the six months ended June 30, 2004 and 2003 were $527,051 and $383,860, respectively. Based on our variable-rate obligation at June 30, 2004, each 50 basis point rate increase would increase quarterly interest expense by approximately $51,000. We may, at any time, elect to exercise a purchase option of approximately $10.1 million for the San Antonio building and approximately $30.3 million for the Omaha building. If we elect not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of each building. At June 30, 2004, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $1.3 million and is included in other long-term assets and other long term liabilities.

     In addition to the synthetic lease agreement discussed above, in December 2003, we, through our wholly-owned subsidiary Attention, LLC, established a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. As discussed above, we amended this facility in connection with the Worldwide acquisition. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated special purpose entity (“QSPE”).

     Attention will perform collection services on the receivable portfolio for a fee, recognized when earned. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees. On June 30, 2004, the SPE had a note receivable from the QSPE for $1.3 million. Also, on June 30, 2004, $3.5 million of the $20.0 million revolving financing facility had been utilized.

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

Risk Factors

     An investment in our common stock involves risks. You should carefully consider the risks mentioned below and discussed in further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2003 before making an investment decision. If any of the risks occur, our business, financial condition, liquidity and results of operations could be seriously harmed, in which case the price of our common stock could decline and you could lose all or a part of your investment.

•	We face risks in connection with completed or potential acquisitions.

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

•	We cannot be certain that we will be able to compete successfully in our highly competitive industries.

•	Our operating results may be harmed if we are unable to maximize our call center capacity utilization.

•	Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business.

•	Our inability to continue to attract and retain a sufficient number of qualified employees could seriously harm our business.

•	Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation on our business.

•	The loss of one or more key clients would result in the loss of net revenues.

•	We are exposed to the risks that third parties may violate our proprietary rights and our intellectual property rights may not be well protected in foreign countries.

•	Our networks are exposed to the risks of software failure.

•	Our clients may be affected by rapid technological change and systems availability. We may be unable to introduce solutions on a timely basis.

•	The market price of our common stock may be volatile.

•	We could be subject to class action litigation due to stock price volatility, which would distract management, result in substantial costs and could result in significant judgments against us.

•	Gary and Mary West can exercise significant control over us.

•	Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

•	Pending and future litigation may divert management time and attention and result in substantial costs of defense damages or settlement, which would seriously harm our business, financial condition, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

     As of June 30, 2004, we had $137.5 million of long-term obligations, $40.4 million of a synthetic lease obligation and we had no amounts outstanding under our revolving credit facility. The long-term obligations consisted of a $137.5 million variable rate term loan. The revolving credit facility and the synthetic lease obligation also bear interest at a variable rate.

     We have two bank credit facilities. The first facility is a $200.0 million installment term loan maturing May, 2007. The second facility is a revolving credit facility of up to $250.0 million. Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended June 30, 2004, was 2.98%. The weighted average contractual rate on the term loan at June 30, 2004 was 2.64%. The average daily outstanding balance of the revolving credit facility during the three months ended June 30, 2004, was $0.4 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended June 30, 2004 was 4.24%. The commitment fee rate on the unused revolving credit facility at June 30, 2004, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At June 30, 2004 the contractual interest rate was 125 basis points over the selected LIBOR. Based on our outstanding balances under these facilities at June 30, 2004, a 50 basis point change would increase or decrease quarterly interest expense by approximately $172,000.

     We are party to a synthetic lease agreement that had an outstanding balance of $40.4 million at June 30, 2004. The synthetic lease has interest terms similar to that of the term and revolving credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The weighted average annual interest rate at June 30, 2004 was 2.64%. The lease bears interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. Based on our outstanding balance under this synthetic lease at June 30, 2004, a 50 basis point change would increase or decrease quarterly interest expense by approximately $51,000.

     We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.

Foreign Currency Risk

     On June 30, 2004, the communication services segment had no material revenue or assets outside the United States. The communication services segment has a contract for workstation capacity in Mumbai, India which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. We have no ownership of the personnel or assets at this foreign location. The facilities in Victoria, British Columbia, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in the United States.

     In addition to the United States, the conferencing services segment operates facilities in the United Kingdom, Canada, Singapore, Australia, Hong Kong and New Zealand. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries. For the three months ended June 30, 2004, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

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

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The complaint alleges violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and seeks monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint is brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contends was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. West and WTC moved to dismiss the case on the grounds that the California courts lacked personal jurisdiction over them, but the court denied that motion and WTC and West appealed the ruling to the California Court of Appeals. On March 17, 2004, the Court of Appeals denied the appeal. WTC and West petitioned the California Supreme Court for review of that ruling, but the California Supreme Court recently denied review of that ruling, and the case has been returned to the trial court. West filed a demurrer in the trial court on July 7, 2004, asserting that all of plaintiff’s claims are barred by res judicata on the basis of a 2001 settlement between the California Attorney General and Memberworks, that most of plaintiff’s claims are barred by the statute of limitations, and that most of plaintiff’s causes of action fail to state a claim. West also moved to strike plaintiff’s request for injunctive relief on the grounds of mootness, and moved to strike plaintiff’s request for monetary relief under two California statutes on the grounds that those statutes could not provide the relief plaintiff seeks. Discovery is open, and plaintiff has served West with document requests. West will be filing a motion to stay discovery pending the trial court’s ruling on the demurrer. Plaintiff has indicated an intention to file a motion for class certification shortly. West will oppose that motion and will oppose treating the case as a representative action under Cal. Bus. & Prof. Code § 17200. The court has set a tentative trial date of April 8, 2005. West is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the trial court’s decision for further proceedings. The plaintiffs have filed a Fourth Amended Complaint and a renewed motion for class certification. West has filed a brief in opposition to the class certification. It is anticipated that the trial court will hold a hearing on class certification prior to rendering a decision. The trial court has set additional case management deadlines including a tentative trial date in January 2005. One of the defendants, NCP Marketing Group, has entered bankruptcy, and the case has been stayed as to that defendant only. West is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 13, 2004 (the “Annual Meeting”). The matters submitted to the stockholders for a vote included (a) the election of two directors with a term expiring at the 2006 annual meeting of stockholders and (b) the ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors. The following table sets forth the results of the voting on these matters:

		Number of		Broker
	Number of	Votes Against		Non
Matter	Votes For	or Withheld	Abstain	Vote
Election of Directors
Mary E. West	53,737,583	6,393,454	—	—
George H. Krauss	52,131,388	7,999,649	—	—
Ratification of Appointment of Deloitte & Touche LLP as Independent Auditors	59,440,749	690,188	100	—

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

     (b) Reports on Form 8-K

     We filed a Current Report on Form 8-K, dated April 22, 2004, with the Securities and Exchange Commission to disclose our operating results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION
	By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

	By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Date: August 5, 2004		Executive Vice President - Chief Financial Officer and Treasurer