Form 10-Q
period 2004-09-30
WEST CORP
filed 2004-11-05
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes ☒ No ☐

At October 21, 2004, 67,833,866 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
West Corporation
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 29, 2004

WEST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE	$307,613	$263,551	$880,665	$717,296
COST OF SERVICES	137,858	112,804	387,342	322,290
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	122,059	110,309	357,890	289,171

OPERATING INCOME	47,696	40,438	135,433	105,835
OTHER INCOME (EXPENSE):
Interest income	189	25	475	652
Interest expense	(3,547)	(1,972)	(6,613)	(3,645)
Other, net	671	538	1,542	1,378

Other income (expense)	(2,687)	(1,409)	(4,596)	(1,615)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	45,009	39,029	130,837	104,220
INCOME TAX EXPENSE:
Current income tax expense	15,701	14,523	49,796	40,561
Deferred income tax expense (benefit)	797	138	(1,652)	(1,831)

Total income tax expense	16,498	14,661	48,144	38,730

INCOME BEFORE MINORITY INTEREST	28,511	24,368	82,693	65,490
MINORITY INTEREST IN NET INCOME OF A CONSOLIDATED SUBSIDIARY	—	—	—	165

NET INCOME	$28,511	$24,368	$82,693	$65,325

EARNINGS PER COMMON SHARE:
Basic	$0.42	$0.37	$1.23	$0.98

Diluted	$0.41	$0.35	$1.19	$0.95

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	67,621	66,617	67,459	66,411
Dilutive impact of potential common shares from stock options	1,867	2,409	1,851	2,110

Diluted common shares	69,488	69,026	69,310	68,521

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,116	$25,563
Accounts receivable, net of allowance of $9,128 and $9,131	179,449	153,428
Portfolio receivables, current portion	40,156	—
Other current assets	24,445	23,423

Total current assets	278,166	202,414
PROPERTY AND EQUIPMENT:
Property and equipment	532,066	508,300
Accumulated depreciation and amortization	(317,316)	(273,650)

Total property and equipment, net	214,750	234,650
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	37,091	—
GOODWILL	538,876	452,848
INTANGIBLE ASSETS, net of accumulated amortization of $25,095 and $14,735	93,067	97,564
NOTES RECEIVABLE AND OTHER ASSETS	32,412	28,387

TOTAL ASSETS	$1,194,362	$1,015,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,559	$19,691
Accrued expenses	100,621	79,430
Current maturities of portfolio notes payable	24,894	—
Current maturities of long-term obligations	35,000	22,500
Income tax payable	3,339	—

Total current liabilities	189,413	121,621
PORTFOLIO NOTES PAYABLE, less current maturities	3,816	—
LONG TERM OBLIGATIONS, less current maturities	182,500	169,500
DEFERRED INCOME TAXES	36,736	42,626
OTHER LONG TERM LIABILITIES	24,174	25,878
MINORITY INTEREST	10,734	—
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 200,000 shares authorized, 67,841 shares issued and 67,769 outstanding and 67,327 shares issued and 67,255 outstanding	679	673
Additional paid-in capital	232,071	223,806
Retained earnings	518,939	436,245
Accumulated other comprehensive income	868	1,031
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (193 and 188 shares)	(2,871)	(2,820)

Total stockholders’ equity	746,989	656,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,194,362	$1,015,863

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,693	$65,325
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	73,347	62,300
Deferred income tax benefit	(1,652)	(1,831)
Other	126	188
Changes in operating assets and liabilities, before effects from acquisitions:
Accounts receivable	(15,456)	11,316
Other assets	(7,375)	(3,830)
Accounts payable	2,564	(4,741)
Other liabilities, accrued expenses and income tax payable	16,164	19,109

Net cash flows from operating activities	150,411	147,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs, net of cash received of $10,639 and $13,904	(129,519)	(393,286)
Purchases of property and equipment	(38,238)	(34,013)
Purchases of portfolio receivables, net	(9,761)	—
Collections applied to principal of portfolio receivables	7,087	—
Proceeds from payments of notes receivable	1,002	2,123
Issuance of notes receivable	(3,337)	—
Other	482	183

Net cash flows from investing activities	(172,284)	(424,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt - term loan	—	200,000
Payments of long-term obligations	(54,500)	(39,649)
Proceeds from issuance of portfolio notes payable	8,544	—
Payments of portfolio notes payable	(11,603)	—
Net change in revolving credit facility	80,000	8,000
Proceeds from stock options exercised including related tax benefits	7,897	11,308
Other	53	—

Net cash flows from financing activities	30,391	179,659

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	35	139
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,553	(97,359)
CASH AND CASH EQUIVALENTS, Beginning of period	25,563	137,927

CASH AND CASH EQUIVALENTS, End of period	$34,116	$40,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,752	$2,628

Cash paid during the period for income taxes	$38,806	$27,296

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION

     Business Description - West Corporation (“West”) is one of the largest independent providers of outsourced communication services, worldwide conferencing services and receivables management. We provide services to our clients through three segments, communication services, conferencing services and receivables management.

     Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of agent-based services driven by both customer-initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention and customer care. Our agent communication services are primarily consumer applications but we also support business-to-business applications. Our automated services operate over 135,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting, and call routing and call transfer services. Our communication services business operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Jamaica, India, Canada and the Philippines.

     Our conferencing services include an integrated suite of audio, video and web conferencing services. These worldwide services range from basic automated solutions to highly complex, operator-assisted and event driven solutions. Our video conferencing services provide basic video conferencing with the additional ability to visually share documents and presentations. Our web conferencing services provide web conferencing and interactive web-casting services. Our conferencing services business operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan and New Zealand.

     Our receivables management operations include purchasing and collecting charged-off consumer and commercial debt, collecting government obligations, contingent / third-party collections; commercial collections, and first party collections. Charged-off debt consists of defaulted obligations of individuals and companies to credit originators, such as credit card issuers, consumer finance companies, and other holders of debt. The receivables management segment also provides contingent / third party collections, first party collection efforts on pre-charged-off receivables and collection services for the U.S. Department of Education and other governmental agencies. Our receivables management business operates facilities in the United States, Jamaica and Mexico. Previously, the financial results of Attention, LLC (“Attention”) were included in the communication services segment. With the acquisition of Worldwide Asset Management, Inc. and related entities (collectively “Worldwide”) on August 1, 2004, the financial results of Attention are included with Worldwide in the receivables management segment. Prior period segment disclosures have been reclassified to reflect this change.

     The unaudited consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2004 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     Revenue recognition – The communication services segment recognizes revenue for customer-initiated, agent-based services, including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients. For agent-based services that are initiated by us including order processing, customer acquisition, customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that we place calls to consumers on behalf of our clients. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration or per call.

     The conferencing services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

     The receivables management segment recognizes revenue for contingent / third party collection services and governmental collection services in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First party collection services on pre-charged off receivables are recognized on an hourly rate basis. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and therefore, we utilize the effective interest method of accounting for our purchased receivables as set forth in Accounting Standards Executive Committee Practice Bulletin 6 (PB6). This policy is based on Worldwide’s historical results and our knowledge of the industry. Each pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is established for each pool of receivables based on the projected cash flows and applied to the balance of the pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each pool of accounts. The effective interest method is used to allocate cash collections between revenue and amortization of the portfolios (principal reduction). Each pool is analyzed periodically to assess the actual performance compared to the expected performance. To the extent there are material differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the pool. Periodically the receivables management segment will sell all or a portion of a pool to third parties. Proceeds of these sales are also recognized in revenue under the effective interest method.

     The agreements to purchase receivables typically include customary representations and warranties from the sellers covering account status, which permit us to return non-conforming accounts to the seller. Purchases are pooled based on similar risk characteristics and the time period when the pools are purchased, typically quarterly. The receivables portfolios are purchased at a substantial discount from their face amounts and are initially recorded at our cost to acquire the portfolio. Returns are applied against the carrying value of the pool.

     Recent Accounting Pronouncements - In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. This Statement of Position (“SOP”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR while decreases in expected cash flows should be recognized as an impairment. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

cash flows. We are currently evaluating the effects of this SOP, but believe that the impact on our results of operations will not be material.

     Stock Based Compensation - We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the three and nine months ended September 30, 2004 or 2003.

     For purposes of the following disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had our stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation; net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Income (in thousands):
As reported	$28,511	$24,368	$82,693	$65,325
Pro forma	$25,556	$20,362	$73,935	$55,923
Earnings per common share:
Basic as reported	$0.42	$0.37	$1.23	$0.98
Diluted as reported	$0.41	$0.35	$1.19	$0.95
Pro forma basic	$0.38	$0.31	$1.10	$0.84
Pro forma diluted	$0.37	$0.29	$1.07	$0.82

     The weighted average fair value per share of options granted in the three months ended September 30, 2004 and 2003 was $8.04 and $23.53, respectively. The weighted average fair value per share of options granted in the nine months ended September 30, 2004 and 2003 was $8.21 and $18.97, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	2.3%	2.2%
Dividend yield	0.0%	0.0%
Expected volatility	34.6%	115.0%
Expected life (years)	4.5	4.4

2. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     On August 1, 2004, we acquired 100% of the equity interests of Worldwide for a net purchase price $178.0 million in cash, assumed debt and other liabilities. The acquisition was funded with a combination of cash and borrowings under our existing bank credit facility. Worldwide is a leading purchaser and collector of delinquent accounts receivable portfolios from consumer credit originators. Its primary areas of operations include, purchasing and collecting charged off consumer debt, government collections and contingent / third-party collections. The results of operations of Worldwide have been consolidated with our operating results since the acquisition date, August 1, 2004.

     We allocated the excess of the Worldwide acquisition cost over the fair value of the assets acquired, liabilities assumed and other finite-lived intangible assets to goodwill based on an independent third-party preliminary appraisal. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, analysis, verification and review. We do not expect to finalize the Worldwide appraisal until the second quarter of 2005. Goodwill recognized in this transaction is currently estimated at $76.2 million and is deductible for tax purposes.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Factors that contributed to the Worldwide purchase price resulting in goodwill included: synergies with other parts of our business, Worldwide’s experience with purchased receivable portfolios, the relationship Worldwide has with sellers of portfolios, the relationship Worldwide has with experienced portfolio lenders, Worldwide’s historical cash flow, Worldwide’s executive experience (not tied to non-competition agreements and the value of the workforce in place.

     The amount of other finite-lived intangible assets recognized in the Worldwide acquisition is currently estimated at $16.1 million and is comprised of: $14.0 million for customer relationships, $1.5 million for covenants not to compete and $0.6 million for an attorney network relationship. These finite lived intangible assets are being amortized over five to ten years based on the estimated remaining useful lives of the intangible assets. Amortization expense for the Worldwide finite lived intangible assets was $0.4 million for the two months ending September 30, 2004.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 1, 2004. We are in the process of finalizing the third-party valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands)
August 1, 2004
Current assets	$22,431
Portfolio receivables	74,573
Property and equipment	3,345
Other assets	111
Intangible assets	16,100
Goodwill	76,242

Total assets acquired	192,802

Current liabilities	6,212
Portfolio notes payable	31,769
Other liabilities	641
Liability to lender from loan participation feature	9,870

Total liabilities assumed	48,492

Net assets acquired	$144,310

     On May 9, 2003, we acquired 100% of the equity interest of ITC Holding Company, Inc., the parent company of InterCall, Inc. (“InterCall”) for $388.3 million net of cash received of $13.9 million. The results of operations of InterCall have been consolidated with our operating results since the acquisition date, May 9, 2003.

     On November 1, 2003, we acquired 100% of the equity interest of Scherer Communications, Inc. (d/b/a ConferenceCall.com) for $35.7 million net of cash received of $3.0 million. The results of operations of ConferenceCall.com have been consolidated with our operating results since the acquisition date, November 1, 2003.

     Below is a summary of the major intangible assets and weighted average amortization period for each identifiable intangible asset:

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2004			Weighted
				Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets (in thousands)	Cost	Amortization	Assets	Period
Customer List	$72,827	$(18,584)	$54,243	6.7
Patent	14,753	(3,833)	10,920	17.0
Trade name	23,910	—	23,910	Indefinite
Trade name	1,511	(1,334)	177	2.8
Other intangible assets	5,161	(1,344)	3,817	5.5

Total	$118,162	$(25,095)	$93,067

	As of December 31, 2003			Weighted
				Average
	Acquired	Accumulated	Net Intangible	Amortization
	Cost	Amortization	Assets	Period
Customer List	$67,197	$(9,415)	$57,782	5.6
Patents	14,850	(3,182)	11,668	17.0
Trade name	24,110	—	24,110	Indefinite
Trade name	1,466	(957)	509	2.6
Other intangible assets	4,676	(1,181)	3,495	5.1

Total	$112,299	$(14,735)	$97,564

     The intangible asset trade name with an indefinite life estimation relates to the acquisition of InterCall and is based on management’s current intentions as well as SFAS 142, which states “if no legal, regulatory, contractual, competitive economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite.” We believe this factual condition exists for the InterCall trade name and determined the useful life of the trade name to be indefinite. We periodically review the underlying factors relative to this intangible asset. When factors change which would indicate the need to assign a definite life live to this asset, we will do so and commence amortization.

     Amortization expense on finite lived intangible assets was $3.8 million and $2.3 million for the three months ended September 30, 2004, and 2003, respectively, and $10.4 million and $5.8 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense for intangible assets for 2004 and the next five years is as follows:

2004	$14.6 million
2005	$14.6 million
2006	$13.5 million
2007	$13.5 million
2008	$ 6.5 million
2009	$ 3.6 million

     The following table presents the activity in goodwill by reporting segment for the nine months ended September 30, 2004 (in thousands):

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Communication	Conferencing	Receivable
	Services	Services	Management	Combined
Balance at December 31, 2003	$76,120	$326,489	$50,239	$452,848
Purchase price allocation finalization	—	6,406	—	6,406
Tel Mark Sales, Inc. earn out adjustment	3,380	—	—	3,380
Acquisition of Worldwide	—	—	76,242	76,242

Balance at September 30, 2004	$79,500	$332,895	$126,481	$538,876

     Factors that contributed to a purchase price resulting in goodwill for the InterCall acquisition included technological synergies with other business units, InterCall’s cash flow and operating margins exceeding our current operations, InterCall’s international presence, their distributed sales force and the affect the acquisition had on diversifying our revenue base.

     Factors that contributed to a purchase price resulting in goodwill for the ConferenceCall.com acquisition included: technological synergies with other business units; ConferenceCall.com’s cash flow and operating margins exceeding our current operations; process and system synergies and further diversification of our revenue base.

     Assuming the acquisitions referred to above occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and nine months ended September 30, 2004 and 2003 would have been (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$318,694	$290,093	$952,325	$875,169
Net Income	$29,298	$25,914	$91,917	$70,515
Earnings per common share-basic	$0.43	$0.39	$1.36	$1.06
Earnings per common share-diluted	$0.42	$0.38	$1.33	$1.03

     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3. PORTFOLIO RECEIVABLES

     Changes in purchased receivable portfolios for the three months ended September 30, 2004, were as follows:

Amount in thousands
Beginning balance	$—
Amounts acquired through Worldwide acquisition	74,573
Investment in purchased receivables, net of returned accounts	9,761
Collections applied to principal of portfolio receivable	(7,087)

Balance at September 30, 2004	$77,247

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In December 2003, we, through our wholly-owned subsidiary Attention, LLC, established a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).

     Attention will perform collection services on the receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At September 30, 2004, the SPE had a note receivable from the QSPE for $1.6 million. Also, at September 30, 2004, $3.3 million of the $20.0 million revolving financing facility had been utilized.

     During the three months ended September 30, 2004, we amended the Attention financing facility. We agreed to finance under the amended facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Pursuant to this facility, Attention will be required to finance a minimum of $12.0 million of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years.

  4. ACCRUED EXPENSES

     Accrued expenses (in thousands) consisted of the following as of:

	September 30,	December 31,
	2004	2003
Accrued wages	$25,927	$22,279
Accrued phone	12,649	11,352
Accrued employee benefit costs	10,766	8,107
Acquisition earnout commitment	8,629	7,170
Accrued other taxes (non-income related)	6,432	6,234
Customer deposits	3,973	4,927
Accrued Worldwide purchase price	11,080	—
Other current liabilities	21,165	19,361

	$100,621	$79,430

     The accrued Worldwide purchase price is a retention amount pending a working capital true-up. This true-up is expected later this year.

  5. PORTFOLIO NOTES PAYABLE

Our portfolio notes payable at September 30, 2004, consisted of:

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amount in thousands
Non-recourse portfolio notes payable, monthly payments bearing a variable interest at prime plus 2%, due in various installments over two years from date of origination, secured by receivable portfolio asset pool, at September 30, 2004	$28,710

Less current maturities	24,894

Portfolio notes payable, due in 2005	$3,816

     As of September 30, 2004, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (WAP), we amended WAP's revolving financing facility with a third party specialty lender, CFSC Capital Corp. XXXIV. The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow from CFSC Capital Corp. XXXIV 80% to 85% of the purchase price of each portfolio purchase made and we will fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly over two years from the date of origination. At September 30, 2004, we had $28.7 million of non-recourse portfolio notes payable outstanding under this facility.

  6. MINORITY INTEREST

     Effective September 30, 2004, one of our portfolio receivable lenders, CFSC Capital Corp. XXXIV, restructured its rights to share profits in certain portfolio receivables for a minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC. We became a party to the CFSC Capital Corp. relationship as a result of the Worldwide acquisition. As a result of this restructuring, $10.7 million which had previously been included as a liability to lender from a loan participation feature in the August 1, 2004, acquisition balance sheet (see Note 2) was converted to minority interest.

  7. EARNINGS PER SHARE

     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At September 30, 2004 and 2003 there were 550,583 and 837,749 options outstanding, respectively, with exercise prices exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

  8. STOCK BASED COMPENSATION

     The following table presents the activity of the stock options for the nine months ended September 30, 2004:

	Stock Option	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2003	6,228,982	$16.32
Granted	1,333,807	24.45
Canceled	(114,891)	22.74
Exercised	(473,061)	11.59

Outstanding at September 30, 2004	6,974,837	$18.09

Options available for future grants at September 30, 2004	1,357,352

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table summarizes information about our employee and directors stock options outstanding at September 30, 2004:

		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price
$8.00 - $9.68	4,000	4.6	$8.00	4,000	$8.00
$9.69 - 12.648	2,193,249	5.0	$9.74	2,100,149	$9.75
$12.649 - 15.81	150,928	8.3	$14.14	56,307	$14.24
$15.82 - 18.972	1,698,258	8.4	$17.65	374,582	$17.75
$18.973 - 22.134	152,725	6.8	$20.81	88,393	$20.98
$22.135 - 25.296	1,963,344	9.0	$24.31	215,019	$23.60
$25.297 - 28.458	749,083	7.9	$26.38	312,564	$26.42
$28.459 - 31.62	63,250	7.5	$31.62	31,645	$31.62

$8.00 - $31.62	6,974,837	7.4	$18.09	3,182,659	$13.87

  9. Off – Balance Sheet Arrangements

     During 2003, we completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of two buildings. We entered into a lease of the buildings from this development company. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.67% at September 30, 2004. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended September 30, 2004 and 2003 were $281,981 and $246,515, respectively. The aggregate lease expense on these leases with the development company and under the prior arrangement for the nine months ended September 30, 2004 and 2003 were $809,032 and $630,375, respectively. Based on our variable-rate obligation at September 30, 2004, each 50 basis point rate increase would increase quarterly interest expense by approximately $51,000. We may, at any time, elect to exercise a purchase option for the two properties of approximately $10.1 million for the San Antonio building and approximately $30.3 million for the Omaha building. If we elect not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon sale of each building. At September 30, 2004, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $1.2 million and is included in other long term assets and other long term liabilities. See Note 3 for a discussion of our off-balance sheet financing for portfolio receivables.

  10. COMPREHENSIVE INCOME

     Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Income	$28,511	$24,368	$82,693	$65,325
Currency translation adjustment	80	209	(163)	584

Total comprehensive income	$28,591	$24,577	$82,530	$65,909

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  11. BUSINESS SEGMENTS

     We operate in three segments, communication services, conferencing services and receivables management. These segments are consistent with our management of the business and operating focus. Previously, the financial results of Attention were included in the communication services segment. With the acquisition of Worldwide, the financial results of Attention are included with Worldwide in the receivables management segment. Prior period segment disclosures have been reclassified to reflect this change.

     Communication services is composed of agent-based (dedicated agent services, shared agent services, and business services), and automated services. Conferencing services is composed of audio, video and web conferencing services. Receivable management is composed of contingent / third party collection services, governmental collection services, first party collection services, commercial collections and purchasing and collecting of charged off consumer debt. The following year-to-date results for 2004 include Worldwide from the date of acquisition, August 1, 2004. The following year-to-date results for 2003 include InterCall from the date of acquisition, May 9, 2003 but does not include ConferenceCall.com as it was acquired on November 1, 2003.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Communication Services	$197,586	$193,074	$598,092	$596,281
Conferencing Services	75,252	61,479	227,185	95,317
Receivables Management	34,775	8,998	55,388	25,698

Total	$307,613	$263,551	$880,665	$717,296

Operating Income:
Communication Services	$22,082	$27,543	$73,708	$84,961
Conferencing Services	18,161	12,730	53,242	20,088
Receivables Management	7,453	165	8,483	786

Total	$47,696	$40,438	$135,433	$105,835

Depreciation and Amortization (Included in Operating Income)
Communication Services	$15,723	$16,291	$48,319	$49,219
Conferencing Services	7,479	6,772	22,130	11,098
Receivables Management	1,398	677	2,898	1,983

Total	$24,600	$23,740	$73,347	$62,300

Capital Expenditures:
Communication Services	$11,037	$4,738	$26,638	$22,518
Conferencing Services	2,975	2,810	9,211	3,755
Receivables Management	230	113	838	931
Corporate	—	2,349	1,551	6,809

Total	$14,242	$10,010	$38,238	$34,013

	As of September	As of December
	30, 2004	31, 2003
Assets:
Communication Services	$359,996	$380,821
Conferencing Services	492,775	501,826
Receivables Management	266,037	69,903
Corporate	75,554	63,313

Total	$1,194,362	$1,015,863

     There are no material revenues, or assets outside the United States.

     For the three months ended September 30, 2004 and 2003, our largest 100 clients represented 72% and 73% of our total revenue, respectively. For the nine months ended September 30, 2004 and 2003, our largest 100 clients represented 71% and 81% of our total revenue, respectively. We had one customer, AT&T, which accounted for 8.9% of our total revenue for the nine months ended September 30, 2004 and 16% of our total revenue for the nine months ended September 30, 2003. During the three months ended September 30, 2004, AT&T accounted for 6.8% of our total revenue compared to 14.3% of our total revenue in the comparable period of 2003.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

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

   Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004, asserting that certain of plaintiff’s claims were barred by res judicata on the basis of a 2001 settlement between the California Attorney General and Memberworks, that most of plaintiff’s claims were barred by the statute of limitations, and that most of plaintiff’s causes of action failed to state a claim. WTC and West also moved to strike plaintiff’s request for injunctive relief, and moved to strike plaintiff’s request for monetary relief. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West have received an amended complaint. We are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with these claims.

   Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs have filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group, filed bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs have filed a motion to remand the case back to state court. All defendants have opposed that motion. In addition, one of the defendants has moved to transfer the case from the United States District Court for the Northern District of Ohio to the Bankruptcy Court in Nevada. Plaintiffs have objected to the transfer. As of this date, neither the motion to remand nor the motion to transfer has been ruled on by the court. It is uncertain when the case will be tried. We are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	revenue from our purchased portfolio receivables;

•	our future revenue;

•	the adequacy of our available capital for future capital requirements;

•	our contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.

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

Key Events for the Three and Nine Months Ended September 30, 2004

     The following overview highlights the areas we believe are important in understanding our results of operations for the three and nine months ended September 30, 2004. This summary is not intended as a substitute for the detail provided elsewhere in this report or for the unaudited interim Consolidated Financial Statements and Notes thereto that are included in this report.

•	We acquired Worldwide on August 1, 2004 for a net purchase price $178.0 million in cash, assumed debt and other liabilities. We funded this acquisition with a combination of cash and borrowings under our existing bank credit facility. As a result of this transaction, we began reporting a third operating segment for financial reporting purposes, which is receivables management. This segment’s financial information also includes the results of Attention, which was previously included in communication services.

•	16.7% increase in revenue to $307.6 million for the three months ended September 30, 2004 and a 22.8% increase in revenue to $880.7 million for the nine months ended September 30, 2004.

•	17.9% increase in operating income to $47.7 million for the three months ended September 30, 2004 and a 28.0% increase in operating income to $135.4 million for the nine months ended September 30, 2004.

•	17.0% increase in net income to $28.5 million for the three months ended September 30, 2004 and a 26.6% increase in net income to $82.7 million for the nine months ended September 30, 2004.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2004 and 2003

     Revenue: For the third quarter of 2004, revenue increased $44.0 million, or 16.7%, to $307.6 million from $263.6 million for the third quarter of 2003. For the nine months ended September 30, 2004, revenue increased $163.4 million, or 22.8%, to $880.7 million from $717.3 million for the nine months ended September 30, 2003. The increase in revenue for the three months ended September 30, 2004, included $29.1 million from the acquisitions of ConferenceCall.com and Worldwide. The increase in revenue for the nine months ended September 30, 2004, included $133.6 million from the acquisitions of InterCall, ConferenceCall.com and Worldwide. These acquisitions closed on May 9, 2003, November 1, 2003 and August 1, 2004, respectively.

     For the three months ended September 30, 2004, our top fifty customers represented 62% of total revenue. This compares to 68% during the comparable period in 2003. For the nine months ended September 30, 2004, our top fifty customers represented 63% of total revenue. This compares to 73% during the comparable period in 2003. During the nine months ended September 30, 2004, AT&T remained our largest client and accounted for 9% of total revenue, down from 16% during the comparable period in 2003. For the three months ended September 30, 2004, AT&T accounted for 7% of total revenue, down from 14% during the comparable period in 2003.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	Increase	% Increase	2004	2003	Increase	% Increase
Revenue in thousands:
Communication Services	$197,586	$193,074	$4,512	2.3%	$598,092	$596,281	$1,811	0.3%
Conferencing Services	75,252	61,479	13,773	22.4%	227,185	95,317	131,868	138.3%
Receivables Management	34,775	8,998	25,777	286.5%	55,388	25,698	29,690	115.5%

Total	$307,613	$263,551	$44,062	16.7%	$880,665	$717,296	$163,369	22.8%

     Communication services revenue for the third quarter of 2004, increased $4.5 million, or 2.3%, to $197.6 million. For the nine months ended September 30, 2004, communication services revenue increased $1.8 million or 0.3%, to $598.1 million.

     Conferencing services revenue for the third quarter of 2004, increased $13.8 million, or 22.4%, to $75.3 million. The increase in revenue for the three months ended September 30, 2004, included $4.9 million from the acquisition of ConferenceCall.com. which we acquired on November 1, 2003. For the nine months ended September 30, 2004, conferencing services revenue increased $131.9 million, to $227.2 million. The increase in revenue for the nine months ended September 30, 2004, included $109.4 million from the acquisitions of InterCall and ConferenceCall.com.

     Receivables management revenue for the third quarter of 2004, increased $25.8 million to $34.8 million. For the nine months ended September 30, 2004, receivables management revenue increased $29.7 million, to $55.4 million. The 2004 and 2003 receivables management revenue includes Attention (previously included in communication services) and 2004 receivables management revenue includes Worldwide since its acquisition on August 1, 2004. The increase in revenue for the three months and nine months ended September 30, 2004, included $24.2 million from the acquisition of Worldwide. Sales of portfolio receivables during the two months ended September 30, 2004 resulted in net revenue of $1.6 million.

     Cost of services: Cost of services represents direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $25.1 million, or 22.2%, in the third quarter of 2004 to $137.9 million, from $112.8 million for the comparable period of 2003. Cost of services increased $65.1 million, or 20.2%, in the nine months ended September 30, 2004 to $387.3 million, from $322.3 million for the comparable period of 2003. As a percentage of revenue, cost of services increased to 44.8% for the third quarter of 2004 and decreased to 44.0% for the nine months ended September 30, 2004, compared to 42.8% and 44.9%, respectively, for the comparable periods in 2003. The increase in cost of services as a percent of revenue during the three months ended September 30, 2004 is primarily attributable to the acquisition of Worldwide, which historically has a higher percentage of direct costs to revenue than our consolidated results.

     Cost of Services by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
Cost of services in thousands:
Communication Services	$97,365	49.3%	$89,749	46.5%	$289,222	48.4%	$279,815	46.9%
Conferencing Services	23,815	31.6%	18,551	30.2%	71,758	31.6%	27,710	29.1%
Receivables Management	16,678	48.0%	4,504	50.1%	26,362	47.6%	14,765	57.5%

Total	$137,858	44.8%	$112,804	42.8%	$387,342	44.0%	$322,290	44.9%

     Communication service costs of services increased $7.6 million, or 8.5%, in the third quarter of 2004 to $97.4 million. Communication service’s costs of services increased $9.4 million, or 3.4%, in the nine months ended September 30, 2004 to $289.2. During the three months ended September 30, 2004, two call centers and approximately 800 workstations were transferred from outbound to inbound. The transition costs from this activity contributed to a one-time increase in cost of services. Also, during the three months ended September 30, 2004, site expansion activities took place in seven domestic call centers and three international call centers contributing to one-time increases in direct costs and capital expenditures. As a percentage of revenue, communication services cost of services increased to 49.3% for the third quarter of 2004, compared to 46.5%, for the comparable period in 2003. As a percentage of revenue, communication services cost of services increased to 48.4% for the nine months ended September 30, 2004, compared to 46.9%, for the comparable period in 2003.

     Conferencing services cost of services for the third quarter of 2004, increased $5.3 million, to $23.8 million. For the nine months ended September 30, 2004, conferencing services cost of services increased $44.1 million, to $71.8 million. The 2003 cost of services represents a partial nine months as InterCall was acquired on May 9, 2003. As a percentage of revenue, conferencing services cost of services increased to 31.6% for the third quarter of 2004, compared to 30.2%, for the comparable period in 2003. As a percentage of revenue, conferencing services cost of services increased to 31.6% for the nine months ended September 30, 2004, compared to 29.1%, for the comparable period in 2003.

     Receivables management cost of services for the third quarter of 2004, increased $12.2 million, to $16.7 million. For the nine months ended September 30, 2004, receivables management cost of services increased $11.6 million, to $26.4 million. The 2004 and 2003 receivables management cost of services includes Attention (previously included in communication services) and Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, receivables management cost of services decreased to 48.0% for the third quarter of 2004, compared to 50.1%, for the comparable period in 2003. As a percentage of revenue, receivable management cost of services decreased to 47.6% for the nine months ended September 30, 2004, compared to 57.5%, for the comparable period in 2003.

     Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by $11.8 million, or 10.7%, to $122.1 million for the third quarter of 2004 from $110.3 million for the comparable period of 2003. For the nine months ended September 30, 2003, SG&A expenses increased by $68.7 million, or 23.8%, to $357.9 million, up from $289.2 million for the comparable period in 2003. As a percentage of revenue, SG&A expenses decreased to 39.7% for the third quarter of 2004 and increased to 40.6% for the nine months ended September 30, 2004 compared to 41.9% and 40.3%, respectively, for the comparable periods of 2003.

     Selling, general and administrative expenses by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
Selling general and administrative expenses in thousands
Communication Services	$78,140	39.5%	$75,781	39.2%	$235,162	39.3%	$231,505	38.8%
Conferencing Services	33,276	44.2%	30,198	49.1%	102,186	45.0%	47,519	49.9%
Receivables Management	10,643	30.6%	4,330	48.1%	20,542	37.1%	10,147	39.5%

Total	$122,059	39.7%	$110,309	41.9%	$357,890	40.6%	$289,171	40.3%

     Communication services SG&A expenses increased by $2.3 million, or 3.1%, to $78.1 million for the third quarter of 2004. Communication service SG&A increased $3.7 million, or 1.6%, in the nine months ended September 30, 2004 to $235.2 million. The transition of workstations from Outbound to Inbound and the site expansion discussed above, under cost of services, also increased SG&A expenses. As a percentage of revenue, communication services SG&A expenses increased to 39.5% for the third quarter of 2004 and 39.3% for the nine months ended September 30, 2004 compared to 39.2% and 38.8%, respectively, for the comparable periods of 2003.

     Conferencing services SG&A for the third quarter of 2004, increased $3.1 million, or 10.2%, to $33.3 million. For the nine months ended September 30, 2004 conferencing services SG&A increased $54.7 million, to $102.2 million. The 2003 SG&A represents a partial nine months as InterCall was acquired on May 9, 2003. As a percentage of revenue, conferencing services SG&A expenses decreased to 44.2% for the third quarter of 2004 and 45.0% for the nine months ended September 30, 2004 compared to 49.1% and 49.9%, respectively, for the comparable periods of 2003. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the ConferenceCall.com acquisition.

     Receivables management SG&A for the third quarter of 2004, increased $6.3 million, to $10.6 million. For the nine months ended September 30, 2004 receivables management SG&A increased $10.4 million to $20.5 million. The 2004 and 2003 receivables management SG&A includes Attention (previously included in communication services) and Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, receivables management SG&A decreased to 30.6% for the third quarter of 2004, compared to 48.1%, for the comparable period in 2003. As a percentage of revenue, receivables management SG&A decreased to 37.1% for the nine months ended September 30, 2004, compared to 39.5%, for the comparable period in 2003.

     Operating income: Operating income increased by $7.3 million, or 17.9%, to $47.7 million for the third quarter of 2004 from $40.4 million for the comparable period of 2003. For the nine months ended September 30, 2004, operating income increased by $29.6 million, or 28.0%, to $135.4 million from $105.8 million for the comparable period. As a percentage of revenue, operating income increased to 15.5% for the third quarter of 2004 and 15.4% for the nine months ended September 30, 2004 compared to 15.3% and 14.8%, respectively, for the corresponding periods in 2003 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Operating income by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
Operating income in thousands
Communication Services	$22,082	11.2%	$27,543	14.3%	$73,708	12.3%	$84,961	14.2%
Conferencing Services	18,161	24.1%	12,730	20.7%	53,242	23.4%	20,088	21.1%
Receivables Management	7,453	21.4%	165	1.8%	8,483	15.3%	786	3.1%

Total	$47,696	15.5%	40,438	15.3%	$135,433	15.4%	105,835	14.8%

     Communication services operating income decreased by $5.4 million, or 19.8%, to $22.1 million for the third quarter of 2004. For the nine months ended September 30, 2004, communication services operating income decreased by $11.3 million, or 13.2%, to $73.7 million. As a percentage of revenue, communication services operating income decreased to 11.2% for the third quarter of 2004 and 12.3% for the nine months ended September 30, 2004 compared to 14.3% and 14.2%, respectively, for the corresponding periods in 2003 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Conferencing services operating income for the third quarter of 2004, increased $5.5 million, to $18.2 million. Conferencing services operating income for the nine months ended September 30, 2004, increased $33.1 million, to $53.2 million from $20.1 million for the partial nine months ended September 30, 2003. The 2003 operating income represents a partial nine months as InterCall was acquired on May 9, 2003. As a percentage of revenue, conferencing services operating income increased to 24.1% for the third quarter of 2004 and decreased to 20.7% for the nine months ended September 30, 2004 compared to 23.4% and 21.1%, respectively, for the corresponding periods in 2003.

     Receivables management operating income for the third quarter of 2004, increased $7.3 million, to $7.5 million. For the nine months ended September 30, 2004, receivables management operating income increased $7.7 million, to 8.5 million. The 2004 and 2003 receivables management operating income includes Attention (previously included in communication services) and 2004 operating income includes Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, receivables management operating income increased to 21.4% for the third quarter of 2004, compared to 1.8%, for the comparable period in 2003. As a percentage of revenue, receivables management operating income increased to 15.3% for the nine months ended September 30, 2004, compared to 3.1%, for the comparable period in 2003.

     Other income (expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable. Other income (expense) for the third quarter of 2004 was $(2.7) million compared to $(1.4) million for the third quarter of 2003. Other income (expense) for the nine months ended September 30, 2004 was $(4.6) million compared to $(1.6) million for the comparable period of 2003. The change in other expense during the three and nine months ended September 30, 2004 is primarily due to interest expense on the debt incurred for the acquisitions of InterCall on May 9, 2003 and Worldwide on August 1, 2004. Also, interest expense on portfolio notes payable of $(0.4) million and residual interest expense (profit share) on portfolio notes payable of $(1.3) million caused an increase in other expense when compared to the comparable period in 2003.

     Net income: Net income increased by $4.1 million, or 17.0%, for the third quarter of 2004, to $28.5 million from net income of $24.4 million for the third quarter of 2003. For the nine months ended September 30, 2004, net income increased by $17.4 million, or 26.6%, to $82.7 million, up from $65.3 million for the comparable period of 2003. Net income includes a provision for income tax expense at an effective rate of approximately 36.7% and 36.8% for the three months and nine months ended September 30, 2004, respectively, and approximately 37.6% and 37.2% for the comparable periods in 2003.

Liquidity and Capital Resources

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2004	2003	Change	% Change
Net cash provided by operating activities	$150,411	$147,836	$2,575	1.7%
Net cash used in investing activities	$(172,284)	$(424,993)	$252,709	-59.5%
Net cash flows from financing activities	$30,391	$179,659	$(149,268)	-83.1%

Our primary cash requirements include the funding of the following:

•	operating expenses;

•	tax payments;

•	capital expenditures including the purchase of property and equipment;

•	acquisitions;

•	purchase of portfolio receivables; and

•	interest payments on and the repayment of principal on debt;

          Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our bank credit facilities. In addition, we had unrestricted cash of $24.2 million as of September 30, 2004, which would also be available to meet our cash requirements.

          We have two bank credit facilities for general cash requirements. We also have two specialized credit facilities for the purchase of portfolio receivables.

          Bank Facilities. The first bank facility is a $200.0 million term loan that matures on May 9, 2007. The second facility is a revolving credit facility that has borrowing capacity of up to $250.0 million. At September 30, 2004, $80.0 million was outstanding on the revolving credit facility.

          Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended September 30, 2004 was 2.98%. The contractual rate on the term loan at September 30, 2004 was 2.64%. The average daily outstanding balance of the revolving credit facility during the three months ended September 30, 2004, was $57.2 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended September 30, 2004, was 3.33%.

The commitment fee rate on the unused revolving credit facility at September 30, 2004, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At September 30, 2004, the contractual interest rate was 125 basis points over LIBOR.

          The facilities are secured by the capital stock of all our material subsidiaries. All our obligations under the facilities are unconditionally guaranteed by all of our material domestic subsidiaries. The facilities contain various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at September 30, 2004.

          Worldwide Facility. As of September 30, 2004, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (WAP), we amended WAP's revolving financing facility with a third party specialty lender, CFSC Capital Corp. XXXIV. The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each portfolio purchase made from CFSC Capital Corp. XXXIV and we will fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly over two years from the date of origination. At September 30, 2004, we had $28.7 million of non-recourse portfolio notes payable outstanding under this facility.

          Attention Facility. In December 2003, we, through our wholly-owned subsidiary Attention, LLC, established a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. We have agreed to finance under the amended facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Pursuant to this credit facility, Attention will be required to finance a minimum of $12.0 million of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lenders actual cost of funds. In certain circumstances, we may extend the three year period to four years. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).

          Attention will perform collection services on the receivable portfolio for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. On September 30, 2004, the SPE had a note receivable from the QSPE for $1.6 million. Also, on September 30, 2004, $3.3 million of the $20.0 million revolving financing facility had been utilized.

          Net cash flow from operating activities increased $2.6 million, or 1.7%, to $150.4 million for the nine months ended September 30, 2004, compared to net cash flows from operating activities of $147.8 million for the nine months ended September 30, 2003. The increase in net cash flows from operating activities is due primarily to an increase in net income and depreciation and amortization due to the acquisitions of Intercall on May 9, 2003, ConferenceCall.com on November 1, 2003 and Worldwide on August 1, 2004 This increase in operating cash flow was partially offset by an increase in accounts receivable and other assets.

          Net cash used in investing activities was $172.3 million for the nine months ended September 30, 2004, compared to $425.0 million for the comparable period of 2003. The decrease in cash used in investing activities was due to acquisition costs incurred in 2003 for the acquisition of InterCall relative to the acquisition costs incurred in 2004 for the acquisition of Worldwide. We invested $38.2 million in capital expenditures during the nine months ended September 30, 2004 compared to $34.0 million for the same period in 2003. Investing activities also included the purchase of receivable portfolios for $9.9 million and the proceeds from receivable portfolios were $7.2 million.

          We did not utilize any new capital lease financing during the nine months ended September 30, 2004. We estimate our capital expenditures during the last three months of 2004 to be approximately $20.0 million, primarily for equipment and upgrades at existing facilities.

          Net cash from financing activities was $30.4 million for the nine months ended September 30, 2004, compared to net cash from financing activities of $179.7 million for the comparable period of 2003. The primary source of financing in 2004 was $80.0 million in net borrowings on our revolving credit facility, which we used for the acquisition of Worldwide. The primary source of financing in 2003 was the $200.0 million term loan that we used for the acquisition of InterCall. During the nine months ended September 30, 2004, net cash from financing activities was partially offset by payments on the term loan of $54.5 million and payments on portfolio notes payable (which we assumed in the Worldwide acquisition) of $11.6 million. Proceeds from our stock-based employee benefit programs, including related tax benefits, were $7.9 million during the nine months ended September 30, 2004 compared to $11.3 million for the comparable period of 2003.

          We funded the acquisition of Worldwide with approximately $35.0 million of cash on hand and approximately $95.0 million of borrowings from our revolving credit facility. In addition, we assumed approximately $48.0 million of Worldwide liabilities.

Contractual Obligations

          Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance of the revolving credit facility of $32.0 million was paid off during the three months ended March 31, 2004. During the three months ended June 30, 2004, we prepaid two term loan installment payments, the July 31, 2004 and the October 31, 2004 obligations, totaling $22.5 million. During the three months ended September 30, 2004, we borrowed $95.0 million on the revolving credit facility for the acquisition of Worldwide. At September 30, 2004, $80.0 million was outstanding under our revolving credit facility.

          We amended our existing Attention purchase paper credit facility (discussed above). We have agreed to finance under the amended facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Pursuant to this credit facility, Attention will be required to finance a minimum of $12.0 million of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years.

          In connection with the Worldwide acquisition, we became party to forward flow agreements under which we purchase charged-off receivables from the seller/originator on a periodic basis at a set price over a specified time period. During the next twelve months, we estimate that we will purchase between $50.0 million and $70.0 million of receivable portfolios under these forward flow agreements.

          These are the only material changes to our contractual obligations since December 31, 2003.

Capital Expenditures

          Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $38.2 million for the nine months ended September 30, 2004, which were entirely funded through operations. Capital expenditures for the nine months ended September 30, 2004 consisted primarily of equipment purchases, the cost of a new call center in the Philippines and upgrades at existing facilities. We currently estimate our capital expenditures for the remainder of 2004 to be approximately $20.0 million primarily for equipment and upgrades at existing facilities.

          We believe that our cash flows from operations, together with existing cash and cash equivalents, financing through operating leases, and available borrowings under our credit facilities will be adequate to meet our capital requirements for at least the next 12 months. Our credit facilities, discussed above, include covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to the existing credit facilities in an aggregate principal amount not to exceed $300.0 million, allow us to incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million and allow us to incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $100.0 million. We may pledge additional property or assets of our subsidiaries, which are not already pledged as collateral securing existing credit facilities or any of our affiliates. We or any of our affiliates, may be required to guarantee any existing or additional credit facilities.

Effects of Inflation

          We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

          Synthetic Lease. During 2003, we completed a transaction whereby a development company acquired the debt and equity holdings of the synthetic lease special purpose trust. The special purpose trust was terminated and the development company became the owner of the two buildings. We entered into a lease of the buildings from this development company. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.67% at September 30, 2004. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three months ended September 30, 2004 and 2003 were $280,614 and $246,515, respectively. The aggregate lease expense on these leases with the development company and under the prior arrangement for the nine months ended September 30, 2004 and 2003 were $807,665 and $630,375, respectively. Based on our variable-rate obligation at September 30, 2004, each 50 basis point rate increase would increase quarterly interest expense by approximately $51,000. We may, at any time, elect to exercise a purchase option of approximately $10.1 million for the San Antonio building and approximately $30.3 million for the Omaha building. If we elect not to purchase either building or renew either lease, the buildings would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of each building. At September 30, 2004, the fair value of the guaranteed residual value for the San Antonio and Omaha buildings was approximately $1.2 million and is included in other long-term assets and other long term liabilities.

          Attention Financing Facility. In December 2003, we, through our wholly-owned subsidiary Attention, LLC, established a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. As discussed above, we amended this facility in connection with the Worldwide acquisition. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).

          Attention will perform collection services on the receivable portfolio for a fee, recognized when earned. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At September 30, 2004, the SPE had a note receivable from the QSPE for $1.6 million. Also, at September 30, 2004, $3.3 million of the $20.0 million revolving financing facility had been utilized.

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

          The acquisition of Worldwide on August 1, 2004 resulted in us adopting a critical accounting policy for revenue recognition of purchased receivables. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated. Therefore, we utilize the effective interest method of accounting for our purchased receivables set forth in Accounting Standards Executive Committee Practice Bulletin 6 (PB6). This policy is based on the historical results of Worldwide and our knowledge of the industry. Each pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is established for each pool of receivables based on the projected cash flows and applied to the balance of the pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each pool of accounts. The effective interest method is used to allocate cash collections between revenue and amortization of the portfolios (principal reduction). Each pool is analyzed periodically to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the pool.

          Application of PB6 requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur earlier than projected cash collections will have a favorable impact on IRR and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on IRR and revenues. For the two months ended September 30, 2004, every 20 basis point change in the average IRR for all pools would have affected year-to-date revenue by approximately $0.5 million or 3.1%.

Risk Factors

          An investment in our common stock involves risks. You should carefully consider the risks mentioned below and discussed in further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2003 before making an investment decision. The Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2003 are hereby incorporated into this report by this reference. If any of the risks occur, our business, financial condition, liquidity and results of operations could be seriously harmed, in which case the price of our common stock could decline and you could lose all or a part of your investment.

•	We face risks in connection with completed or potential acquisitions.

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

•	We cannot be certain that we will be able to compete successfully in our highly competitive industries.

•	Our operating results may be harmed if we are unable to maximize our call center capacity utilization.

•	Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business.

•	Our inability to continue to attract and retain a sufficient number of qualified employees could seriously harm our business.

•	Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation on our business.

•	The loss of one or more key clients would reduce our net revenues.

•	We are exposed to the risks that third parties may violate our proprietary rights and our intellectual property rights may not be well protected in foreign countries.

•	Our networks are exposed to the risks of software failure.

•	Our clients may be affected by rapid technological change and systems availability. We may be unable to introduce solutions on a timely basis.

•	The market price of our common stock may be volatile.

•	We could be subject to class action litigation due to stock price volatility, which would distract management, result in substantial costs and could result in significant judgments against us.

•	Gary and Mary West can exercise significant control over us.

•	Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

•	Pending and future litigation may divert management time and attention and result in substantial costs of defense damages or settlement, which would seriously harm our business, financial condition, results of operations and cash flows.

As a result of the Worldwide acquisition on August 1, 2004, we are also subject to the following risks:

•	The financial results of our receivables management segment depends on our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts. If we are unable to do so, our business will be harmed.

               If we are unable to purchase charged-off consumer receivables from credit originators on acceptable terms and in sufficient amounts, our business will be harmed. The availability of portfolios that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including:

•	continued growth in the levels of consumer debt;

•	continued growth in the number of industries selling charged-off consumer receivables portfolios;

•	continued sales of charged-off consumer receivables portfolios by credit originators;

•	competition from other buyers of consumer receivable portfolios; and

•	our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect these receivables.

•	Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

               We entered into a number of forward-flow contracts during 2004. These contracts commit a debt seller to regularly sell charged-off receivables to us and commit us to purchase receivables for a fixed percentage of the face amount. Consequently, our results of operations could be harmed if the fixed percentage price is higher than the appropriate market value. Worldwide has entered into such contracts in the past and plans to do so in the future depending on market conditions. To the extent new or existing competitors enter into forward-flow contracts, the pool of portfolios available for purchase may be diminished.

•	We experience high turnover among our collectors. We may not be able to hire and retain enough qualified collectors to support our operations.

               Our business depends substantially on our ability to hire and retain qualified collectors. The consumer receivables management industry is highly labor intensive. Similar to other companies in our industry, we experience a high employee turnover, particularly among collectors. Any increase in our employee turnover rate would increase our recruiting and training costs, may require us to increase employee compensation levels and will limit the number of experienced collection personnel available to service our charged-off consumer receivables. If this were to occur, our business may be harmed.

•	Our receivable management segment faces intense competition.

               The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. Some of these companies have substantially greater personnel and financial resources than we do. Furthermore, during the past year some of our competitors have raised substantial amounts of capital, the proceeds from which may be used, at least in part, to fund expansion and to increase their purchases of charged-off portfolios. In addition, companies with greater financial resources than we have may elect in the future to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivables portfolios as well as the availability and cost of qualified debt collectors.

               We face bidding competition in our acquisition of charged-off consumer receivables portfolios. We believe successful bids generally are awarded based on a combination of price, service and relationships with the debt sellers. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished. In addition, there continues to be a consolidation of credit card issuers, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market which may, over time, give the remaining sellers increasing market strength and adversely affect the price and other terms of charged-off credit card accounts.

               If we are unable to adapt to changing market conditions, we may experience reduced access to portfolios of charged-off consumer receivables in sufficient amounts at appropriate prices. If this were to occur, our business may be seriously harmed.

•	Our ability to recover on our charged-off consumer receivables may be limited under federal and state laws.

               Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Federal and state laws may limit our ability to recover on our charged-off consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on charged-off consumer receivables we purchase if the credit card issuer previously failed to comply with applicable law in generating or servicing those receivables. Additional consumer protection and privacy protection laws may be enacted that would impose additional or more stringent requirements on the enforcement of and collection on consumer receivables.

               Any new laws, rules or regulations, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our charged-off consumer receivables portfolios and may have a material adverse effect on our business and results of operations. In addition, federal and state governments are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer receivables. Although we cannot predict if or how any future legislation would impact our business, any failure to comply with current or future laws applicable to us could limit our ability to collect on our charged-off consumer receivables portfolios, which could reduce our profitability and harm our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

          Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

          As of September 30, 2004, we had $217.5 million of long-term obligations, $40.4 million of a synthetic lease obligation and $80.0 million was outstanding under our revolving credit facility. The long-term obligations consisted of a $137.5 million variable rate term loan and $80.0 million outstanding under our revolving credit facility. The revolving credit facility and the synthetic lease obligation also bear interest at a variable rate.

          We have two bank credit facilities for general cash requirements. The first facility is a $200.0 million installment term loan maturing May 9, 2007. The second facility is a revolving credit facility of up to $250.0 million. Both facilities bear interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The effective annual interest rate, inclusive of debt amortization costs, on the term loan for the three months ended September 30, 2004, was 2.98%. The weighted average contractual rate on the term loan at September 30, 2004 was 2.64%. The average daily outstanding balance of the revolving credit facility during the three months ended September 30, 2004, was $57.2 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended September 30, 2004 was 3.33%. The commitment fee rate on the unused revolving credit facility at September 30, 2004, was 0.30%. The facilities bear interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. At September 30, 2004 the contractual interest rate was 125 basis points over the selected LIBOR. Based on our outstanding balances under these facilities at September 30, 2004, a 50 basis point change would increase or decrease quarterly interest expense by approximately $272,000.

          We also have two specialized credit facilities for the purchase of receivable portfolios. Under the Worldwide facility, interest accrues at a variable rate 2% over prime, The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Payments are due monthly over two years from the date of origination. Based on our outstanding balance under this facility at September 30, 2004, a 50 basis point change would increase or decrease quarterly interest expense by approximately $36,000. Under the Attention facility, interest accrues at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points over the lenders actual cost of funds. Payments are due monthly, based upon collections received over 18 months from the date of origination. This debt is recorded by a non-consolidated qualified special purpose entity. Based on the outstanding balance under this facility at September 30, 2004, a 50 basis point change would increase or decrease our quarterly profit share by approximately $3,000.

          We are party to a synthetic lease agreement that had an outstanding balance of $40.4 million at September 30, 2004. The synthetic lease has interest terms similar to that of the term and revolving credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 25 basis point increments. The weighted average annual interest rate at September 30, 2004 was 2.67%. The lease bears interest at a minimum of 100 basis points over the selected LIBOR and a maximum of 200 basis points over the selected LIBOR. Based on our outstanding balance under this synthetic lease at September 30, 2004, a 50 basis point change would increase or decrease quarterly interest expense by approximately $51,000.

          We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.

Foreign Currency Risk

          On September 30, 2004, the communication services segment had no material revenue or assets outside the United States. The communication services segment has a contract for workstation capacity in Mumbai, India which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. We have no ownership of the personnel or assets at this foreign location. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.

          In addition to the United States, the conferencing services segment operates facilities in the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan and New Zealand. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries.

          On September 30, 2004, the receivable management segment had no material revenue or assets outside the United States.

          For the three months ended September 30, 2004, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Investment Risk

          We do not use derivative financial or commodity instruments. Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. Our cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature and do not expose us to material investment risk.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our

Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

          Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. After the Worldwide acquisition, the receivable management segment’s controls and procedures were subjected to the same evaluation of controls and procedures as we have historically performed on our communication and conferencing services segments. No deficiencies were identified during this review. As a result, no corrective actions were required or taken.

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

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004, asserting that certain of plaintiff’s claims were barred by res judicata on the basis of a 2001 settlement between the California Attorney General and Memberworks, that most of plaintiff’s claims were barred by the statute of limitations, and that most of plaintiff’s causes of action failed to state a claim. WTC and West also moved to strike plaintiff’s request for injunctive relief, and moved to strike plaintiff’s request for monetary relief. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West have received an amended complaint. We are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with these claims.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violation of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs have filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group, filed bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs have filed a motion to remand the case back to state court. All defendants have opposed that motion. In addition, one of the defendants has moved to transfer the case from the United States District Court for the Northern District of Ohio to the Bankruptcy Court in Nevada. Plaintiffs have objected to the transfer. As of this date, neither the motion to remand nor the motion to transfer has been ruled on by the court. It is uncertain when the case will be tried. We are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.01	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC; BuyDebtCo; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna, Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 9, 2004.

2.02	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on August 9, 2004).

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

                    We filed a Current Report on Form 8-K, dated July 22, 2004, to disclose our operating results for the quarter ended June 30, 2004.

                    We filed a Current Report on Form 8-K, dated July 23, 2004, to disclose the signing of definitive agreements for the Worldwide acquisition.

                    We filed a Current Report on Form 8-K, dated August 9, 2004, to disclose the closing of the Worldwide acquisition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President -
Chief Financial Officer and Treasurer

Date: November 5, 2004