Form 10-K
period 2004-12-31
WEST CORP
filed 2005-02-25
CIK 1024657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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
Common Stock, par value $0.01 per share
(Title of class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity) as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $566.3 million. At February 18, 2005, 68,386,683 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s proxy statement for the 2005 annual meeting of stockholders are incorporated into Part III.

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17
	Executive Officers of the Registrant	17
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	41
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Part III
Item 10.	Directors and Executive Officers of the Registrant	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management	45
Item 13.	Certain Relationships and Related Transactions	45
Item 14.	Principal Accounting Fees and Services	45
PART IV
Item 15.	Exhibits and Financial Statement Schedules	46
Signatures		49
Employment Agreement with Thomas B. Barker
Employment Agreement with Paul M. Mendlik
Employment Agreement with Nancee R. Berger
Employment Agreement with Mark V. Lavin
Employment Agreement with Steven M. Stangl
Employment Agreement with Michael M. Sturgeon
Employment Agreement with Jon R. (Skip) Hanson
Employment Agreement between West Direct, Inc. and Todd B. Strubbe
Employment Agreement with Michael E. Manzour
Employment Agreement with Joseph Scott Etzler
Amended and Restated Nonqualified Credit Agreement
Employment Agreement with Jim Richards
Third Amendment to Participation Agreement
Fourth Amendment to Participation Agreement
Subsidiaries
Consent of Deloitte & Touche LLP
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

FORWARD LOOKING STATEMENTS
      This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	our 2005 financial outlook;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the amount of consumer debt outstanding;

•	the availability of charged-off receivable portfolios at acceptable terms for our purchase;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.
      Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and elsewhere in this report.
      All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
PART I.

Item 1.	Business
Overview
      West Corporation provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. Some of the nation’s leading enterprises trust us to manage their most important customer contacts and communication transactions. Companies in highly competitive industries choose us for our ability to efficiently and cost effectively deliver large and complex services and our ability to provide a broad portfolio of voice transaction services. We deliver our services through three segments; Communication Services, Conferencing Services and Receivables Management. Each segment leverages our core competencies of managing technology, telephony and human capital.
      Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of services driven by both customer–initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention and customer care. Our agent communication services are primarily consumer applications but we also support business-to-business applications. Our automated services operate over 137,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting, and call routing and call transfer services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, India, Jamaica and the Philippines. Our home agent service utilizes agents throughout the United States.
      Our conferencing services include an integrated suite of audio, video and web conferencing services. These worldwide services range from basic automated solutions to highly complex, operator-assisted and event driven solutions. Our video conferencing services provide basic video conferencing with the additional ability to visually share documents and presentations. Our web conferencing services provide web conferencing and interactive web-casting services. Our Conferencing Services segment operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan and New Zealand.
      Our receivables management operations include first party collections, contingent/ third-party collections, governmental collections, commercial collections and purchasing and collecting charged-off consumer and commercial debt. Charged-off debt consists of defaulted obligations of individuals and companies to credit originators, such as credit card issuers, consumer finance companies, and other holders of debt. The Receivables Management segment also provides contingent/ third party collections, first party collection efforts on pre-charged-off receivables and collection services for the U.S. Department of Education and other governmental agencies. Our Receivables Management segment operates facilities in the United States, Jamaica and Mexico.
      West Corporation, a Delaware corporation, is headquartered in Omaha, Nebraska. Our principal executive offices are located at 11808 Miracle Hills Drive, Omaha, Nebraska. Our telephone number is (402) 963-1200. Our website address is www.west.com. All of our SEC reports are available free of charge on our website.
      None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.
Communication Services

Customer Relationship Management Industry
      Our Communication Services segment operates in the customer relationship management (“CRM”) industry. The CRM function generally refers to a company’s direct marketing and customer service functions especially those that are provided through customer contact centers. Once intended to serve as a pure marketing or support function, contact centers have undergone significant changes in functionality over the last several years. In particular, the scope of customer interaction has expanded greatly from single purpose — usually only support or marketing — to multi-dimensional, often combining customer support, sales, marketing and technical support.
      Contact centers experience significant fluctuations in support and service demand. Many companies have found that it is not cost-effective to maintain excess contact center capacity and that they are not well equipped to accommodate fluctuations in demand.
      Companies traditionally relied on in-house personnel and infrastructure to perform sales, direct marketing and customer service. However, driven by increasing competition and the evolution of the customer service function, businesses continue to outsource CRM activities to focus on their core competencies and reduce costs. Outsourced CRM providers may offer clients lower overall contact center costs due to economies of scale, sharing the cost of new technology among a larger base of users, and higher capacity utilization rates. By turning to an outsourced CRM provider, companies get access to leading edge contact center technology without the cash outlay or maintenance costs that accompany such top-tier platforms.
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

Services
      We are one of the few providers that offers a comprehensive portfolio of outsourced CRM services. These services are driven predominately by customer-initiated transactions that include order processing, customer acquisition, customer retention, customer service and product sales applications. This segment has four primary service offerings: dedicated agent, shared agent, business services and automated services.

Service	Description

Dedicated Agent	Customized solutions provided by dedicated agents who have extensive knowledge of a single client and its products.
Includes traditional customer care and sales.
Shared Agent	Multiple contact centers and home agents are combined in a virtual contact center solution designed to handle large volumes of transactions that typically occur over short periods of time. National print or television advertising campaigns have historically driven these volumes.
Agents are trained on the proprietary call handling system, not on specific client applications. The agents are highly efficient because they are shared across many different client programs.
Performance-based marketing programs are used to upsell products/ services specifically selected to match the caller’s profile to maximize the value of the transaction.
Business	Dedicated to more complex business marketing services for clients that target small to medium sized businesses.
Addresses need for clients that cannot cost effectively serve a diverse and small client base with the appropriate level of attention.
Applications include sales, order management, technical support and customer life cycle management.
Automated Services	State of the art proprietary platform of 137,000 interactive voice response (“IVR”) ports
Services are highly customized and frequently combined with other service offerings. Examples include: front-end customer service applications; credit card activation; prepaid calling services; automated product information request; answers to frequently asked questions; utility power outage reporting; and call routing and transfer services.

Strategy
      We aim to enhance our position as a leading provider of integrated CRM solutions. To this end, our strategy is to offer an integrated suite of agent-based and automated CRM solutions that are customized to address each client’s unique needs. We implement this strategy by providing high quality services, providing integrated service solutions, emphasizing recurring and large volume programs, capitalizing on state-of-the-art technology and leveraging our strong management experience.

      Integrated Service Solutions. We develop customized and integrated service solutions that are capable of incorporating multiple service offerings. We integrate our service offerings by using our voice and data networking technology and our software systems and hardware platforms. We also design and implement highly flexible applications, combining the large volume capacity of automated voice response with our specialized agent services. Integration of our services provides a cost-effective, comprehensive solution for the client and increases the effectiveness of our agents. We believe our ability to offer integrated service solutions is critical to growing, expanding and retaining our client relationships. During 2004, we generated over 50% of our revenue from clients that use two or more of our service offerings.
      Recurring and Large Volume Programs. Our strategy is to target clients with large volume programs. We generally seek growth-oriented clients who need customized applications, which often leads to long-term relationships. We have established a track record of successfully managing large volume client programs.
      Technology. Our technology platform enables us to offer premium quality, flexible and cost-effective service solutions that are tailored to each client’s unique needs. We currently employ more than 950 information technology professionals to modify and enhance our operating systems and to design client programs. Examples of our technology include:

•	computer/telephone and Internet protocol (IP) systems integration;

•	proprietary CRM software systems;

•	proprietary IVR technology including advanced speech recognition;

•	high speed, fault-tolerant computer systems;

•	centralized network control;

•	intelligent upsells; and

•	proprietary staffing and scheduling.
      Strong Management Experience. We have distinguished ourselves through our ability to attract and retain some of the most talented managers in the outsourced CRM industry. The executive officers who are responsible for our day-to-day management have, on average, over ten years of experience.
      We develop a detailed understanding of our clients’ unique business requirements to more effectively manage interaction with our clients’ current and prospective customers. This allows us to create customized solutions that consistently meet and exceed our clients’ needs. As a result, we can cross-sell our services and proactively offer new applications. Our top 10 clients have been using our services for an average of over seven years.
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
      Our systems also feature operational redundancy. We use automatic call distributors with dual cores (CPU & I/ O modules) and online automatic backup, as well as fault-tolerant mainframe computers with spontaneous dual backup for processors, disk management and mechanical functions. We store copies of all proprietary software systems and client application software in a secure off-site storage facility. We actively monitor all critical components of our contact centers 24 hours per day, 365 days per year. Many of our facilities also have stand-alone primary power systems, which include both battery backup and diesel generator backup power systems

Call Management Systems
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
      Staffing and Scheduling Plans. Based upon the total number of workstations required to be staffed, we create a detailed staffing schedule. These schedules are typically forecasted six to eight weeks in advance to assist the personnel and training departments in hiring and training the desired number of personnel. Agents are given regular work schedules that are designed to coincide with anticipated transaction patterns and trends. We have developed a proprietary scheduling system, known as Spectrum, that efficiently identifies variances between staff scheduled and staff needed. The system accommodates real-time adjustments for personnel schedules as volume projections fluctuate. Agent personnel directly interact with the system through kiosks located in the contact center or the Internet to schedule additional hours or excused time.
      Network Control Center. Our multiple remote sites present unique challenges in delivering consistent premium quality service. Our Network Control Center, based in Omaha, Nebraska, operates 24 hours a day, 365 days a year and uses both internal and external systems to effectively create and operate this remote site environment. We interface directly with long distance carriers and have the ability to allocate call volumes among our various contact centers on command with the assistance of sophisticated third party routing products. Our traffic control specialists compare actual volumes and trends to stated staffing and scheduling plans. When necessary, we can adjust for minor variances between actual and projected volumes and personnel by facility. As a result, transactions are optimally directed to available personnel, which maximizes the utilization of personnel and improves efficiency. The Network Control Center monitors the status of processing activities on a minute-by-minute basis. Minor real time variances between projected and actual trends are promptly entered into our database and used to develop future campaigns and staffing levels. During times of unexpected events, such as weather-related situations, we can immediately react and, whenever possible, redirect transactions to an unaffected site to satisfy the business needs of our clients. We have global call handling capabilities with approximately 13,200 seats in the U.S., 5,500 U.S. home agents and 2,500 seats in other countries. For each individual client, we determine how best to deliver the optimal mix of service quality and cost through the use of automation and available labor sources. We identify the optimal solution from our “best shore” alternatives including automated, domestic, offshore, home agent offerings, or a combination thereof.
      Our proprietary home agent service offers an attractive midpoint price solution between domestic shared agent service and offshore solutions. Our home agent solution also offers a number of other advantages:

•	Superior level of customer service from ability to attract a highly educated workforce.

•	Highly efficient labor model.

•	Lower personnel costs.

•	Significantly less capital intensive.

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
      We formulate detailed annual sales and marketing plans for our Communication Services segment. These plans contain objectives and milestones, which we track regularly throughout the year. Our sales organization is organized and trained to focus on specific industries and overall client needs. Our objective is to sell integrated solutions to prospective and existing clients. We pay commissions on both new sales and incremental revenues generated from new and existing clients to sales professionals.

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

Contact Management Systems
      We specialize in processing large and recurring volumes on behalf of our clients. Our ability to consistently staff and manage our agents across geographically dispersed contact centers is critical to providing premium quality service. We apply standardized practices in our contact centers to ensure uniform quality of service. We maintain strong centralized control to assure rigorous adherence to management practices, including quality assurance, and to provide daily staffing plans for each individual site.

Quality Assurance
      We continuously monitor and evaluate the performance of our agents to ensure that we meet or exceed both our own and our clients’ quality standards. Our quality assurance testing includes monitoring agent and consumer contacts. We encourage our clients to participate in all aspects of the quality assessment.
      We have direct contact with our clients’ customers. Given the importance of this role, we believe that our ability to provide premium quality service is critical. West and our clients shadow-monitor and evaluate the performance of agents to confirm that clients’ programs are properly implemented using clients’ approved scripts and that the agents meet clients’ customer service standards. We regularly measure the quality of our services by reviewing such variables as average handle time, volume, average speed of answer, sales per hour, rate of abandonment, quota attainment and order conversion percentages. We provide clients with regular reports on the status of ongoing campaigns and transmit summary data and captured information electronically to clients.
      We maintain quality assurance functions throughout our various agent-based service offering organizations. These quality assurance groups are responsible for the overall quality of the services being provided. We use statistical summaries of the performance appraisal information for our training and operations departments to provide feedback and to identify agents who may need additional training.
      See Note 13 to our Consolidated Financial Statements for a summary of the revenues, operating income and total assets for our Communication Services segment for each of the last three fiscal years.
Conferencing Services

Conferencing Industry
      The conferencing services industry consists of audio, video and web conferencing services that are marketed to businesses and individuals worldwide. Web services include data conferencing, collaboration, web-casting, and the delivery of commercial, online training and education applications.
      An important trend in the conferencing services industry is the growth of unattended conferencing, which are services that do not use an operator. Customers like unattended conferencing because it is easy to use and it costs less than attended conferencing calls. Over the last several years, the market for conferencing services has been subject to significant demand and pricing fluctuations. From a demand perspective, efforts by businesses, private organizations and state governments to reduce costs have led to business travel reductions, which has increased demand for conferencing services. From a pricing perspective, increasing competition and financial instability among some of the larger audio conferencing providers has led providers to reduce prices. In addition, as long distance telephone rates have fallen competition between carriers and service providers has caused additional reductions in conferencing prices.

Services
      Our Conferencing Services segment offers an integrated suite of conferencing services including audio, video and web conferencing. Our capabilities include a broad spectrum of conferencing solutions from the most basic automated audio solutions (reservationless) to highly complex, operator-assisted, event-driven and multimedia solutions. Our Conferencing Services’ client base includes many Fortune 500 companies. In addition to a strong presence in the United States, including 29 domestic sales offices, the segment’s reach extends to sales offices and operations facilities around the world in Europe, Canada, Australia, New Zealand, Singapore, Hong Kong and Japan. This segment has four primary service offerings: operator assisted, automated, video conferencing and web conferencing.

Service	Description

Operator Assisted	Events and large-scale conferences.
Provides a wide range of features and enhancements such as ability to record, broadcast, schedule and administer meetings.
Automated	Reservationless conferencing without an operator.
Available for fast, convenient and dependable conferencing solutions.
Video Conferencing	Video conferencing services through our product InView.
Basic video conferencing services with the additional ability to share documents and PowerPoint presentations and stream conferences to the Internet.
Web Conferencing	Web conferencing services through a proprietary product as well as through a re-sale agreement with WebEx and Microsoft products.

Strategy
      We have positioned ourselves as a leading provider of high-touch conferencing services. Unlike many of our competitors, we maintain a direct sales force that is focused exclusively on understanding our clients’ needs and delivering conferencing solutions. We train “Meeting Consultants” to assist clients in cultivating strong meeting leadership skills and in techniques to increase participation in geographically dispersed meetings. This high-touch, service-intensive effort is a differentiating characteristic of our conferencing services business relative to our competitors. Our strategy is to:

•	drive increased usage within the existing client base;

•	market to new and existing clients a comprehensive service offering that provides high personal touch;

•	continue to improve operating efficiencies; and

•	leverage our financial stability and brand equity as a leading provider of outsourced CRM services in sales and marketing efforts.

Sales and Marketing
      Our Conferencing Services segment manages sales and marketing through three dedicated channels, National Accounts, Direct Sales and the Internet. National Accounts sales representatives sell to Fortune 500 companies with each representative working eight to twelve assigned accounts. Direct Sales consultants primarily focus on “non-Fortune 500 accounts.” Direct Sales meeting consultants cover a much larger client base, primarily through a call center, and are assigned a number of prospects to call each week. We also have international professional sales representatives providing local market expertise and intelligence.
      Our subsidiary ConferenceCall.com uses Internet marketing to acquire customers. ConferenceCall.com’s primary customer acquisition vehicle involves using Internet-based search engines to identify potential purchasers of conferencing services. ConferenceCall.com places paid advertisements on search pages of major Internet search engine sites. When a potential customer searches for “conference calls” or similar keywords, our paid advertisements are among the first search results to appear. Search engine companies auction off positioning for selected search terms in a dynamic fashion thus allowing individual advertisers to bid on the “next click through” for any given search term. The strength of ConferenceCall.com’s marketing program lies in its ability to automatically monitor ad placement on all of the major search engines and ensure optimal positioning on each of these search sites.

Competition
      A December 31, 2003 study by Frost and Sullivan, indicates that, based on revenue, we are the third largest provider of conferencing services in the world. This market is highly competitive. Our competitors in the conferencing solutions industry range from large long distance carriers such as AT&T, MCI, Sprint and Global Crossing to independent providers such as Premier Global Services, Inc. and Genesys Conferencing. We believe that we have been able to grow market share in recent years due to our relatively large, geographically dispersed sales force dedicated solely to providing conferencing solutions on a global basis. Some competitors sell conferencing services as part of a bundled product and therefore may not be as focused on meeting specific conferencing solution needs.
      The competitive outlook in the conferencing services industry varies across the types of conferencing services provided. The number of competitors in the audio conferencing services industry is steadily decreasing as the industry continues to consolidate in the wake of pricing pressures and technological advances. However, as video and web conferencing services continue to develop, new vendors are entering the marketplace and offering a broader range of conferencing solutions.
      See Note 13 to our Consolidated Financial Statements for a summary of the revenues, operating income and total assets for our Conferencing Services segment for each of the last three fiscal years.
Receivables Management

Receivables Management Industry
      We entered the receivables management market through our acquisition of Attention in August 2002 and significantly expanded our presence in this industry through our August 2004 acquisition of Worldwide.
      Debt collection companies have existed since the emergence of consumer credit. The sale of distressed debt to recovery specialists, however, arose in the 1980s. As the distressed debt market developed in the 1980s, regular buyers of debt emerged and banks began selling not only distressed commercial and industrial loans but also charged-off consumer credit card debt.
      The receivables management market is large, growing and highly fragmented, with outstanding non-mortgage consumer debt alone expected to reach $2.8 trillion by 2010. Approximately 6,000 companies generate roughly $10 billion in annual revenue within the distressed consumer debt recovery industry, 15 of which purchase about 80% of the debt sold annually.

Services
      We provide first-party and third-party collection services to companies in various industries including healthcare, automotive, telecommunications, financial services and retail. We also provide commercial collection services, government collections and debt purchasing. The service offerings for the receivables management segment include: first-party collections, contingent/third-party, government, commercial and debt purchasing.

Service	Description

First Party Collections	Pre-charged-off debt.
Typically large scale placements.
Scripted, customer-service oriented agents are required.
Dollar per hour revenue model.
Contingent/ Third Party	Charged-off debt.
Focused on industry verticals (e.g., healthcare, credit card, telecom and auto deficiency).
Percentage of collection revenue model.
Collection approach determined by age of receivables and previous collection efforts.
Government	Three-year U.S. Department of Education contract signed in November 2004 Unique student loan default prevention used at 141 campus locations
Commercial	Broad suite of business services designed to maximize long term return on receivables.
Ability to leverage pre-legal and legal services.
Acquiring small business clients utilizing telesales.
Debt Purchasing	Strong analysis to identify and purchase large charged-off portfolios.
Large forward-flow arrangements.
Strong financial partners — Cargill Financial Services Corp. and SLM Corporation (Sallie Mae).
Recovery strategies that include use of legal services.

Strategy
      We were attracted to the receivables management business for a number of reasons: (i) the market is large, growing and highly fragmented; (ii) we believe we can leverage our technology and scale efficiencies; and (iii) the segment represents a higher growth and higher margin business to which over time we can transition a portion of our outbound capacity.
      We purchase distressed and defaulted accounts and consumer credit receivables. We service these defaulted portfolios via telephone, mailings and litigation with the goal of recovering all or a portion of the amount due on the individual loans purchased within the portfolio. We use two portfolio lenders who advance 80% to 85% of the purchase price with West financing the remaining 15% to 20% of each portfolio. The debt from the financing companies has a variable interest rate, with the lenders also sharing in the final profits of the portfolio after all collection efforts, principal, and interest has been repaid. The debt from the financing company is non-recourse to us and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools, which have an aggregate original principal amount of approximately $20 million.

Competition
      The receivables management and collection industry is highly competitive and fragmented. We compete with a large number of providers including large national companies as well as regional and local firms. Many large clients retain multiple receivables management and collection providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client’s requirements, personalized service, sophisticated call and information systems and price.
      Debt purchasing is subject to additional competitive factors. Competitive pressures affect the availability and pricing of receivable portfolios. In addition, there continues to be a consolidation of credit card issuers, which have been a principal source of receivable purchases. This consolidation has decreased the number of sellers in the market and, consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts.
      See Note 13 to our Consolidated Financial Statements for a summary of the revenues, operating income and total assets for our Receivables Management segment for each of the last three fiscal years.
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
      At December 31, 2004, we employed approximately 28,000 employees. Approximately 24,600 were employed in the Communication Services segment, approximately 1,900 were employed in the Conferencing Services segment, and approximately 1,500 were employed in the Receivables Management segment. Approximately 5,000 of these employees were employed in management, staff and administrative positions. We consider our relations with our employees to be good. None of our employees are represented by a labor union.
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

      Our network facilities and systems are designed to maximize system in-service time and minimize the possibility of failure. Our infrastructure is designed to reduce the possibility of system or site downtime or interruption of the telecommunications service. We use commercially available and time-proven voice switching equipment. Our back-end systems, including client billing are primarily internally developed.
Proprietary Rights and Licenses
      We rely on a combination of applicable copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures, to establish and protect our proprietary rights. We have been issued six patents, two of which came through the InterCall acquisition, and have 60 pending patent applications pertaining to intelligent upsells, transaction processing, call center and agent management, data collection, reporting and verification, micro payments, conferencing and credit card processing. Despite these precautions, we cannot assure you that third-parties will not misappropriate our proprietary technology. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, we cannot assure you that third parties will not assert infringement claims against us. Further, we operate in many foreign jurisdictions. We cannot assure you that we will be able to protect our intellectual property in these or other foreign jurisdictions.
Reliance on Major Clients
      A significant portion of our revenue is generated from relatively few clients. The loss of a significant client could seriously harm us. We had two customers that accounted for approximately 18% of our total revenue in 2004. The revenue generated by these two customers results from over 40 programs which utilize technology from agent based, automated and conferencing services. During 2004, our 100 largest clients represented 69% of our revenues.
Foreign Operations
      At December 31, 2004, our total revenue and assets outside the United States were less than 10% of our consolidated revenue and assets.
      Our Communication Services segment operates facilities in Victoria, British Columbia, Makati City, Philippines and Kingston and Montego Bay, Jamaica. Our Communication Services segment also contracts for workstation capacity in Mumbai, India. Currently, these contracts are denominated in U.S. dollars. These call centers receive or initiate calls only from or to customers in North America. Under the Mumbai arrangement, we do not own the assets or directly employ any personnel.
      Our Conferencing Services segment has international sales offices in Canada, Australia, Hong Kong, Ireland, the United Kingdom, Singapore, Germany, Japan and France. Our conferencing services segment operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong and New Zealand.
      Our Receivables Management segment operates facilities in Jamaica and Mexico.
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

The “do-not-call” restrictions took effect October 1, 2003. The caller identification requirements became effective January 29, 2004. The FCC also included rules restricting facsimile advertisements. These rules became effective July 1, 2004.
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
      The industries served by the Company are also subject to varying degrees of government regulation, including laws and regulations relating to contracting with the government and data security. The Company is subject to some of the laws and regulations associated with government contracting as a result of the Company’s contracts with its clients and also as a result of contracting directly with the United States and its agencies. With respect to marketing scripts, the Company relies on its clients and their advisors to develop the scripts to be used by the Company in making consumer solicitations on behalf of its clients. The Company generally requires its clients to indemnify the Company against claims and expenses arising with respect to the scripts provided by its clients.
      The Company specifically trains its marketing representatives to handle calls in an approved manner and believes it is in compliance in all material respects with all federal and state telemarketing regulations. There can be no assurance, however, that the Company would not be subject to regulatory challenge for a violation of federal or state law.
      The accounts receivable management and collection business is regulated both at the federal and state level. The federal Fair Debt Collection Practices Act (the “FDCPA”) regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer debtor. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. The accounts receivable management and collection business is also subject to the Fair Credit Reporting Act (the “FCRA”), which regulates the consumer credit reporting industry and which may impose liability to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The FTC has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The accounts receivable management and collection business is also subject to state regulation. Some states require that debt collection companies be licensed.
      The Receivable Management and Communication Services segments provide services to healthcare clients, which as providers of healthcare services are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). As covered entities, our clients must comply with standards for privacy, transaction and code sets, and data security. Under HIPAA, we are a “business associate”, which requires that we protect the security and privacy of “protected health information” provided to us by our clients for the collection of payments for healthcare services. We have implemented HIPAA compliance training and awareness programs for our healthcare service employees. We also have undertaken an ongoing process to test data security at all relevant levels. In addition, we have reviewed physical security at all healthcare operation centers and have implemented systems to control access to all work areas.
      Several of the industries served by each of the three segments are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the clients, the Company could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Item 2.	Properties
      Our corporate headquarters is located in Omaha, Nebraska. Our owned headquarters facility encompass approximately 125,000 square feet of office space.
      We own four facilities totaling approximately 236,000 square feet, which we use as Communication Services contact centers. We own one facility in Omaha, Nebraska totaling 27,000 square feet, which is used for administrative activities. Through a synthetic lease agreement, we lease one location encompassing approximately 158,000 square feet. This location is used for both administrative and Communication Services production activities.
      As of December 31, 2004, our Communications Services segment leased or contracted for the use of contact centers and automated voice and data processing centers totaling approximately 1,400,000 square feet in 17 states and four foreign countries: Mumbai, India, Victoria, British Columbia, Canada; Makati City, Philippines and Montego Bay and Kingston, Jamaica.
      As of December 31, 2004, our Conferencing Services segment owned two operator assisted conferencing centers totaling approximately 42,000 square feet in two U.S. locations and leased another totaling approximately 52,000 square feet. Our Conferencing Service segment leased two operator assisted conferencing centers in the United Kingdom and Australia totaling approximately 8,000 and 7,000 square feet, respectively. Our Conferencing Services segment also leased approximately 140,000 square feet of office space for sales and administrative offices in 16 states and 7 foreign countries. Our Conferencing Services segment also owned a facility of approximately 68,000 square feet used for administrative activities in the U.S.
      As of December 31, 2004, our Receivables Management segment leases twelve contact centers totaling approximately 300,000 square feet in nine U.S. locations. Also, our Receivables Management segment leases approximately 60,000 square feet of office space for administrative activities and a contact center totaling approximately 4,000 square feet in Jalisco, Mexico.

      The following table summarizes the geographic location of and the number of computer-assisted telephone workstations, voice response ports or conferencing ports by geographic region at our contact centers as of December 31, 2004.

	Number of	Number of
	Computer	Voice	Number of
	Assisted	Response	Conferencing
Geographic Location	Workstations	Ports	Ports

South	7,844	73,782	35,207
Midwest	2,999	16,812	3,672
Northwest	292	—	—
West	598	46,582	—
Northeast	1,480	—	5,040

Total U.S. based	13,213	137,176	43,919
Foreign	2,563	—	12,054

Total	15,776	137,176	55,973

      We believe that our facilities are adequate for our current requirements and that additional space will be available as required. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this report for information regarding our lease obligations.

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
      Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West received an amended complaint and filed a renewed demurrer. The Court on January 24, 2005 entered an order sustaining West and WTC’s demurrer with respect to five of the seven causes of action including all causes of action that allow punitive damages.
      Plaintiffs had previously filed a complaint in the United States District Court for the Southern District of California against WTC and West and MemberWorks Incorporated alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MemberWorks Incorporated and refiled her claims as to WTC and West in the Superior Court of San Diego County, California as set forth above. Plaintiff in the state action has contended in her pleadings that the order of dismissal in federal court was not a final order and that the federal case is still pending. The District Court on December 30, 2004 affirmed the arbitration award between plaintiff and Memberworks

Incorporated. Plaintiff filed a Notice of Appeal on January 28, 2005. WTC and West are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with these claims.
      Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February  6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs have filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group, filed bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs have filed a motion to remand the case back to state court. All defendants opposed that motion. In addition, one of the defendants moved to transfer the case from the United States District Court for the Northern District of Ohio to the Bankruptcy Court in Nevada. Plaintiffs objected to the transfer. On October 29, 2004, the district court referred the case to the Bankruptcy Court for the Northern District of Ohio. It is uncertain when the case will be tried. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.
Executive Officers
      Our executive officers are as follows:

Name	Age	Position

Gary L. West	59	Chairman of the Board and Director
Mary E. West	59	Vice Chair of the Board, Secretary and Director
Thomas B. Barker	50	Chief Executive Officer and Director
Nancee R. Berger	44	President and Chief Operating Officer
J. Scott Etzler	52	President — InterCall, Inc.
Jon R. Hanson	38	Executive Vice President — Administrative Services and Chief Administrative Officer
Mark V. Lavin	46	President — West Telemarketing, LP
Michael E. Mazour	44	President — West Business Services, LP
Paul M. Mendlik	51	Chief Financial Officer and Treasurer, Executive Vice President — Finance
James F. Richards	52	President — West Asset Management, Inc.
Steven M. Stangl	46	President — Communication Services
Todd B. Strubbe	41	President — West Direct, Inc. and West Interactive Corporation
Michael M. Sturgeon	43	Executive Vice President — Sales and Marketing
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
      Nancee R. Berger joined West Interactive Corporation in 1989 as Manager of Client Services. Ms. Berger was promoted to Vice President of West Interactive Corporation in May 1994. She was promoted to Executive Vice President of West Interactive Corporation in March 1995, and to President of West Interactive Corporation in October 1996. She was promoted to Chief Operating Officer in September 1998 and to President and Chief Operating Officer in January 2004.
      J. Scott Etzler joined InterCall in June 1998 as President and Chief Operating Officer and was Chief Executive Officer from March 1999 until InterCall was acquired by us in May, 2003. Mr. Etzler has served as President of InterCall since the acquisition in May 2003.
      Jon R. (Skip) Hanson joined us in 1991 as a Business Analyst. In October 1999, he was promoted to Chief Administrative Officer and Executive Vice President of Corporate Services.
      Mark V. Lavin joined us in 1996 as Executive Vice President — West Telemarketing Corporation, was promoted to President in September 1998. From 1991 until 1996, he served in several key management roles within the hotel industry organizations, including Vice President of Carlson Hospitality Worldwide Reservation Center and General Manager of the Hyatt Reservation Center.
      Michael E. Mazour joined West Telemarketing Corporation in 1987 as Director — Data Processing Operations. Mr. Mazour was promoted to Vice President, Information Services of West Telemarketing Corporation Outbound in 1990, to Senior Vice President, Client Operations in 1995, to Executive Vice President in 1997 and to President in January 2004. He was named President of West Business Services, LP in November 2004.
      Paul M. Mendlik joined us in 2002 as Executive Vice President, Chief Financial Officer & Treasurer. Prior to joining us, he was a partner in the accounting firm of Deloitte & Touche LLP from 1984 to 2002.
      Jim Richards serves as President of West Asset Management, Inc. Previously, Mr. Richards co-founded and served as President of Attention LLC which was acquired by us in August 2002. Mr. Richards has over 30 years of industry experience.
      Steve M. Stangl joined West Interactive Corporation in 1993 as Controller. In 1998, Mr. Stangl was promoted to President of West Interactive Corporation. In January 2004, Mr. Stangl was promoted to President, Communication Services.
      Todd B. Strubbe joined West Direct, Inc. in July 2001, as President and was appointed President of West Interactive Corporation in January 2004. Previously, he was President and Chief Operating Officer of CompuBank, N.A. He was with First Data Corporation from 1995 to 2000 as Managing Director, Systems Architecture and Product Development and Vice President of Corporate Planning and Development. Prior to joining First Data, Mr. Strubbe was with McKinsey & Company, Inc.
      Michael M. Sturgeon joined us in 1991 as a National Account Manager, West Interactive Corporation. In September 1994, Mr. Sturgeon was promoted to Vice President of Sales and Marketing. In March 1997, Mr. Sturgeon was promoted to Executive Vice President, Sales and Marketing for the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “WSTC.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	High	Low

2003
First Quarter	$17.97	$13.17
Second Quarter	$28.55	$17.70
Third Quarter	$27.90	$22.45
Fourth Quarter	$26.35	$20.30
2004
First Quarter	$26.15	$22.15
Second Quarter	$27.40	$24.03
Third Quarter	$29.95	$23.34
Fourth Quarter	$36.29	$28.12
      As of February 18, 2005, there were 66 holders of record of our common stock. As of the same date, we had 68,458,927 shares of common stock issued and 68,386,683 outstanding. No dividends have been declared with respect to our common stock since our initial public offering. We currently intend to use earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of dividends will be at the discretion of our Board of Directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.
Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be		Weighted-Average Exercise	Future Issuance Under
	Issued upon Exercise of		Price of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrant and	(Excluding Securities
	Warrants and Rights		Rights	Reflected in Column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	6,771,858	*	$19.10	947,408
Equity compensation plans not approved by security holders	—		—	—

Total	6,771,858		$19.10	947,408

*	Does not include securities that may be issued under our Employee Stock Purchase Plan or the Executive Deferred Compensation Plan. The Stock Purchase Plan provides employees an opportunity to purchase our common stock through annual offerings. Each employee participating in any offering is granted an option to purchase as many full common shares as the participating employee may elect so long as the purchase price for such common stock does not exceed 10% of the compensation received by such employee from us during the annual offering period or 1,000 shares. The purchase price is to be paid through payroll deductions. The purchase price for each share is equal to 100% of the fair market value of the common stock on the date of the grant, determined by the average of the high and low market price on such date. On the last day of the offering period, the option to purchase common stock becomes exercisable. If at the end of the offering, the fair market value of the common stock is less than 100% of the fair market value at the date of grant, then the options lapse and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Plan. No shares were issued under the plan in 2004. The maximum number of shares of common stock available for sale under the 2002 Stock Purchase Plan was 1,937,362.

      Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or notionally in our common stock. We match 50% of any amounts notionally invested in common stock, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year. The maximum number of shares of common stock available under the Deferred Compensation Plan was 1,000,000.

Item 6.	Selected Financial Data
      The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data. The selected consolidated historical income statement and balance sheet data has been derived from our audited historical consolidated financial statements. Our consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, which have been audited by Deloitte & Touche LLP, independent auditors, are included elsewhere in this Annual Report. The information is qualified in its entirety by the detailed information included elsewhere in this Annual Report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this Annual Report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except for per share and selected operating data)
Income Statement Data:
Revenue	$1,217,383	$988,341	$820,665	$780,159	$724,505
Cost of services	541,979	440,260	399,276	398,892	371,549
Selling, general and administrative expenses	487,513	404,972	314,886	260,426	243,573

Operating income	187,891	143,109	106,503	120,841	109,383
Other income (expense)	(6,368)	(3,289)	2,145	81	1,539

Income before income tax expense and minority interest	181,523	139,820	108,648	120,922	110,922
Income tax expense	65,762	51,779	39,706	44,633	40,663

Income before minority interest	115,761	88,041	68,942	76,289	70,259
Minority interest in net income of a consolidated subsidiary	2,590	165	300	503	—

Net income	$113,171	$87,876	$68,642	$75,786	$70,259

Earnings per share:
Basic	$1.67	$1.32	$1.04	$1.17	$1.10
Diluted	$1.63	$1.28	$1.01	$1.11	$1.03
Weighted average number of common shares outstanding:
Basic	67,643	66,495	65,823	64,895	64,043
Diluted	69,469	68,617	68,129	68,130	67,950

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except for per share and selected operating data)
Selected Operating Data:
Adjusted EBITDA(1)	$288,978	$231,068	$170,022	$169,596	$154,756
Adjusted EBITDA margin(2)	23.7%	23.4%	20.7%	21.7%	21.4%
Net cash flows from operating activities	$222,475	$196,173	$121,218	$101,784	$111,050
Net cash flows from investing activities	$(263,222)	$(475,461)	$(122,685)	$(39,461)	$(68,514)
Net cash flows from financing activities	$48,281	$166,765	$(12,126)	$(18,916)	$3,712
Operating margin(3)	15.4%	14.5%	13.0%	15.5%	15.1%
Net income margin(4)	9.3%	8.9%	8.4%	9.7%	9.7%
Number of workstations (at end of period)	15,776	13,231	14,230	11,675	10,147
Number of IVR ports (at end of period)	137,176	143,148	151,759	78,287	50,573

	As of December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Working capital	$121,305	$80,793	$223,263	$235,180	$151,006
Property and equipment, net	223,110	234,650	213,641	202,671	197,178
Total assets	1,271,206	1,015,863	670,822	591,435	553,907
Total debt	258,498	192,000	29,647	30,271	41,355
Stockholders’ equity	$789,455	$656,238	$549,592	$468,159	$378,125

(1)	The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use earnings before interest, taxes, depreciation and amortization and minority interest (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitution for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented as we understand certain investors use it as one measure of our historical ability to service debt. Also adjusted EBITDA is used in our debt covenants. The following is a reconciliation of EBITDA and adjusted EBITDA to net income.

	2004	2003	2002	2001	2000

Net income	$113,171	$87,876	$68,642	$75,786	$70,259
Depreciation and amortization	100,185	86,466	61,783	50,353	45,167
Income taxes	65,762	51,779	39,706	44,633	40,663
Interest expense	8,165	5,503	2,419	3,015	3,107

EBITDA	287,283	231,624	172,550	173,787	159,196

Minority interest	2,590	165	300	503	—
Interest income	(895)	(721)	(2,828)	(4,694)	(4,440)

Adjusted EBITDA	$288,978	$231,068	$170,022	$169,596	$154,756

(2)	Represents adjusted EBITDA as a percentage of revenue. Adjusted EBITDA margin is not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as a substitution for other GAAP measures.

(3)	Represents operating income as a percentage of revenue.

(4)	Represents net income as a percentage of revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key 2004 Events

•	Acquired Worldwide on August 1, 2004 and ECI on December 1, 2004.

•	Began reporting results in three reportable segments: Communication Services, Conferencing Services and Receivables Management.

•	Amended our bank credit facility and synthetic lease (see below for a discussion of the amendments).

•	23.2% increase in consolidated revenue.

•	Operating margins increased to 15.4% in 2004 compared to 14.5% in 2003.

•	31.3% increase in operating income to $187.9 million.

•	25.1% increase in Adjusted EBITDA to $289.0 million.

•	Increased contact center workstations by 19%.

•	Increased our foreign contact center capacity by over 100%.
Recent Events
      On December 1, 2004, we acquired ECI Conference Call Services LLC (ECI) for approximately $52 million. ECI is a provider of conferencing services, particularly operator-assisted calls. ECI is being integrated into our Conferencing Services segment, but will maintain its separate brand and market presence. The results of operations of ECI have been consolidated with our operating results since the acquisition date, December 1, 2004.
      On November 15, 2004, we amended our bank credit facility and synthetic lease. The amendments to the bank credit facility: (i) terminate the previously outstanding $200 million term loan, (ii) increase the revolving credit available to us from $250 million to $400 million; (iii) reduce the minimum and maximum interest rates; (iv) reduce the minimum and maximum commitment fees; (v) release the previously granted security interest; and (vi) amend certain negative covenants to provide us with more operating flexibility.
      The amendments to the synthetic lease: (i) reduce the minimum amount payable over LIBOR for advances in excess of 12% of the property costs from 100 basis points to 75 basis points; (ii) reduce the maximum amount payable over LIBOR for advances in excess of 12% of the property costs from 200 basis points to 125 basis points; (iii) reduce the minimum amount payable over LIBOR for advances not in excess of 12% of the property costs from 150 basis points to 125 basis points; (iv) reduce the maximum amount payable over LIBOR for advances not in excess of 12% of the property costs from 200 basis points to 175 basis points; (v) reduce the maximum amount payable over the alternative base rate for advances in excess of 12% of the property cost from 75 basis points to 25 basis points; and (vi) reduce the maximum amount payable over the alternative base rate for advances not in excess of 12% of the property costs from 125 basis points to 75 basis points.
Outlook
      On December 15, 2004, we announced our 2005 financial outlook. In that announcement, we stated that revenue expectations for our Communication Services segment are between $835 and $850 million with expected operating margins between 12% and 13%. Revenue expectations for our Conferencing Services segment are between $355 and $375 million with operating margins between 21.5% and 22.5%. Revenue expectations for the Receivables Management segment are between $185 million and $200 million with operating margins between 17% and 17.5%.

Results of Operations
      In 2003 we began reporting results in two reportable segments: Communication Services and Conferencing Services. With the acquisition of Worldwide on August 1, 2004, we began reporting results in a third reportable segment, Receivables Management. Prior to the Worldwide acquisition the financial results of Attention were included in the Communication Services segment. Prior period segment disclosures have been reclassified to reflect this change.
      The following table sets forth our Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

Revenue	100.0%	100.0%	100.0%
Cost of services	44.6	44.5	48.6
Selling, general and administrative expenses	40.0	41.0	38.4
Operating income	15.4	14.5	13.0
Other income (expense)	(0.5)	(0.4)	0.2
Income before income tax expense and minority interest	14.9	14.1	13.2
Income tax expense	5.4	5.2	4.8
Minority interest	0.2	—	—

Net Income	9.3%	8.9%	8.4%

Years Ended December 31, 2004 and 2003
      Revenue: Revenue increased $229.0 million, or 23.2%, to $1,217.3 million in 2004 from $988.3 million in 2003. $165.3 million of this increase was derived from the acquisitions of InterCall, ConferenceCall.com, Worldwide and ECI, which closed on May 9, 2003, November 1, 2003, August 1, 2004 and December 1, 2004, respectively. During 2004, revenue from our largest 100 customers, included $28.5 million of revenue derived from new clients.
      During the year ended December 31, 2004, our largest 100 clients represented 69% of revenues compared to 77% and 89% for the years ended December 31, 2003 and 2002, respectively. This reduced concentration is due to the acquisitions in 2004 and 2003 and reduced revenue from AT&T. We had one customer, AT&T, that accounted for 9% of total revenue for the year ended December 31, 2004 compared to 15% and 19% of total revenue for the years ended December 31, 2003 and 2002, respectively.

Revenue by business segment:

	For the Year Ended,

		% of Total		% of Total
	2004	Revenue	2003	Revenue	Change	% Change

Revenue in thousands:
Communication Services	$817,718	67.2%	$794,043	80.3%	$23,675	3.0%
Conferencing Services	302,469	24.8%	160,796	16.3%	141,673	88.1%
Receivables Management	99,411	8.2%	34,134	3.5%	65,277	191.2%
Intersegment eliminations	(2,215)	(0.2)%	(632)	(0.1)%	(1,583)	250.5%

Total	$1,217,383	100.0%	$988,341	100.0%	$229,042	23.2%

      Communication Services revenue increased $23.6 million, or 3.0%, to $817.7 million. This revenue increase was offset by a decline in outbound consumer revenue of $46.1 million due to a planned reduction in outbound consumer calling. Automated services decreased $35.1 million due largely to a reduction in volume of prepaid calling services. We believe this trend in prepaid calling services will continue.
      Conferencing Services revenue increased $141.7 million, or 88.1%, to $302.5 million. The increase in revenue included $106.3 million from the full year impact of the 2003 acquisitions of InterCall and ConferenceCall.com, which were acquired on May 9, 2003 and November 1, 2003, respectively, and the acquisition of ECI which occurred on December 1, 2004.
      Receivables Management revenue increased $65.3 million to $99.4 million. The 2004 and 2003 Receivables Management revenue includes Attention (previously included in Communication Services) and 2004 Receivables Management revenue includes Worldwide since its acquisition on August 1, 2004. The increase in revenue included $56.4 million from the acquisition of Worldwide. Sales of portfolio receivables during the five months ended December 31, 2004 resulted in net revenue of $2.4 million.
      Cost of Services: Cost of services represents direct labor, variable telephone expense and other costs directly related to providing services to clients. Cost of services increased $101.7 million, or 23.1%, to $542.0 million, from $440.3 million for the comparable period of 2003. The acquisitions of InterCall, ConferenceCall.com, Worldwide and ECI increased cost of services by $55.2 million. As a percentage of revenue, cost of services increased to 44.6% for 2004, compared to 44.5% in 2003.

Cost of Services by business segment:

	For the Year Ended,

	2004	% of Revenue	2003	% of Revenue	Change	% Change

Cost of services in thousands:
Communication Services	$396,979	48.5%	$372,332	46.9%	24,647	6.6%
Conferencing Services	96,100	31.8%	48,825	30.4%	47,275	96.8%
Receivables Management	50,649	50.9%	19,695	57.7%	30,954	157.2%
Intersegment eliminations	(1,749)	79.0%	(592)	93.7%	(1,157)	195.4%

Total	$541,979	44.6%	$440,260	44.5%	$101,719	23.1%

      Communication Services cost of services increased $24.6 million, or 6.6%, in 2004 to $397.0 million. The increase is primarily due to higher labor costs associated with the increase in revenue. As a percentage of revenue, communication services cost of services increased to 48.5% in 2004, compared to 46.9%, in 2003. During 2004, new contact centers were opened in Niles, Ohio and in Makati City, Philippines. In addition, two outbound contact centers and approximately 800 workstations were converted to the inbound dedicated agent business. The transition costs from this activity contributed to an increase in cost of services.
      Conferencing Services cost of services increased $47.3 million, or 96.8%, in 2004 to $96.1 million. The 2003 cost of services represents a partial year as InterCall and ConferenceCall.com were acquired on May 9, 2003 and November  1, 2003, respectively. As a percentage of revenue, Conferencing Services cost of services increased to 31.8% in 2004, compared to 30.4%, for the comparable period in 2003.
      Receivables Management cost of services increased $31.0 million, or 157.2%, in 2004 to $50.6 million. The 2004 and 2003 Receivables Management cost of services includes Attention (previously included in Communication Services) and Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, Receivable Management cost of services decreased to 50.9% in 2004, compared to 57.7%, for the comparable period in 2003. This reduction as a percentage of revenue is due to the acquisition of Worldwide, which historically had a lower percentage of cost of services to revenue than did Attention.
      Selling, General and Administrative Expenses: SG&A expenses increased $82.5 million, or 20.4%, to $487.5 million in 2004 from $405.0 million for the comparable period of 2003. The acquisitions of InterCall, ConferenceCall.com, Worldwide and ECI increased SG&A expense by $62.1 million. As a percentage of revenue, SG&A expenses decreased to 40.0% in 2004, compared to 41.0% in 2003. This decrease is partially attributed to the acquisition of Worldwide, which historically had a lower percentage of SG&A to revenue than our previously consolidated entities. This decrease as a percentage of revenue was accomplished despite an increase in depreciation of $6.4 million and amortization of $7.3 million in 2004.

Selling, general and administrative expenses by business segment:

	For the Year Ended,

	2004	% of Revenue	2003	% of Revenue	Change	% Change

Selling, general and administrative expenses in thousands
Communication Services	$315,101	38.5%	$311,730	39.3%	$3,371	1.1%
Conferencing Services	139,105	46.0%	78,791	49.0%	60,314	76.5%
Receivables Management	33,773	34.0%	14,491	42.5%	19,282	133.1%
Intersegment elimination	(466)	21.0%	(40)	6.3%	(426)	1,065.0%

Total	$487,513	40.0%	$404,972	41.0%	$82,541	20.4%

      Communication Services SG&A expenses increased $3.4 million, or 1.1%, to $315.1 million. The conversion of workstations from outbound to inbound, discussed previously under cost of services, increased SG&A expenses as a percent of revenue. Also, during 2004, site expansion activities took place in seven domestic contact centers and three international contact centers contributing to increases in SG&A and capital expenditures. As a percentage of revenue, Communication Services SG&A expenses decreased to 38.5% in 2004 compared to 39.3% in 2003. This reduction was partially due to lower bad debt expense, which decreased to $3.2 million in 2004 compared to $8.8 million in 2003.
      Conferencing Services SG&A expenses increased $60.3 million, or 76.5%, to $139.1 million. The 2003 SG&A represents a partial year as InterCall and ConferenceCall.com were acquired on May 9, 2003 and November 1, 2003, respectively. As a percentage of revenue, Conferencing Services SG&A expenses decreased to 46.0% in 2004 compared to 49.0% in 2003. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisition of ConferenceCall.com.
      Receivables Management SG&A expenses increased $19.3 million, or 133.1%, to $33.8 million. The 2004 and 2003 Receivables Management SG&A includes Attention (previously included in Communication Services) and Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, Receivables Management SG&A decreased to 34.0% in 2004, compared to 42.5% in 2003. This reduction as a percentage of revenue is due to the acquisition of Worldwide, which historically had a lower percentage of SG&A to revenue than did Attention as well as the ability to spread these expenses over a larger revenue base.
      Operating Income: Operating income increased by $44.8 million, or 31.3%, to $187.9 million in 2004 from $143.1 million for the comparable period of 2003. As a percentage of revenue, operating income increased to 15.4% in 2004 compared to 14.5% in 2003 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Operating income by business segment:

	For the Year Ended,

	2004	% of Revenue	2003	% of Revenue	Change	% Change

Operating income in thousands
Communication Services	$105,638	12.9%	$109,981	13.9%	$(4,343)	(3.9)%
Conferencing Services	67,264	22.2%	33,180	20.6%	34,084	102.7%
Receivables Management	14,989	15.1%	(52)	(0.2)%	15,041	—

Total	$187,891	15.4%	$143,109	14.5%	$44,782	31.3%

      Communication Services operating income decreased by $4.3 million, or 3.9%, to $105.6 million in 2004. As a percentage of revenue, Communication Services operating income decreased to 12.9% in 2004 compared to 13.9% in 2003 due to the factors discussed above for revenue, cost of services and SG&A expenses.
      Conferencing Services operating income increased by $34.1 million, or 102.7%, to $67.3 million in 2004. The 2003 operating income represents a partial year as InterCall and ConferenceCall.com were acquired on May 9, 2003 and November 1, 2003, respectively. As a percentage of revenue, Conferencing Services operating income increased to 22.2% in 2004 compared to 20.6% in 2003.
      Receivables Management operating income increased by $15.0 million, in 2004. The 2004 and 2003 Receivables Management operating income includes Attention (previously included in Communication Services) and 2004 operating income includes Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, Receivables Management operating income increased to 15.1% in 2004, compared to (0.2)% in 2003.
      Other Income (Expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable. Other income (expense) in 2004 was $(6.4) million compared to $(3.3) million in 2003. The change in other expense in 2004 is primarily due to interest expense on increased outstanding debt incurred for acquisitions and interest expense on portfolio notes payable.
      Minority Interest: Effective September 30, 2004, one of our portfolio receivable lenders, CFSC Capital Corp. XXXIV, exchanged its rights to share profits in certain portfolio receivables for an approximate 30% minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC. We became a party to the CFSC Capital Corp. relationship as a result of the Worldwide acquisition. The minority interest in the earnings of Worldwide Asset Purchasing, LLC for 2004 was $2.6 million.
      Net Income: Net income increased $25.3 million, or 28.8%, to $113.2 million in 2004 compared to $87.9 million in 2003. Diluted earnings per share were $1.63 compared to $1.28 in 2003.
      Net income includes a provision for income tax expense at an effective rate of approximately 36.8% for 2004. This compares to 37.0% in 2003.

Years Ended December 31, 2003 and 2002
      Revenue: Revenues increased $167.6 million, or 20.4%, to $988.3 million in 2003 from $820.7 million in 2002. The increase in revenue included $10.4 million of revenue derived from new clients and $187.3 million derived from the acquisitions of Dakotah Direct, Attention, InterCall and ConferenceCall.com, which closed on March 1, 2002, August 1, 2002, May 9, 2003 and November 1, 2003, respectively. The overall revenue increase was partially offset by lower call volumes in certain product lines in the Communication Services segment. In addition, pricing pressures and concessions continue in both the Communication Services and Conferencing Services segments.

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

Revenue by business segment:

	For the Year Ended,

		% of Total		% of Total
	2003	Revenue	2002	Revenue	Change	% Change

Revenue in thousands:
Communication Services	$794,043	80.3%	$808,276	98.5%	$(14,233)	(1.8)%
Conferencing Services	160,796	16.3%	n/a	n/a	160,796	n/a
Receivables Management	34,134	3.5%	12,389	1.5%	21,745	175.5%
Intersegment eliminations	(632)	(0.1)%	n/a	n/a	(632)	n/a

Total	$988,341	100.0%	$820,665	100.0%	$167,676	20.4%

      Communication Services revenue for the year ended December 31, 2003, decreased $14.2 million, or 1.8%, to $794.0 million for the year ended December 31, 2002.
      Conferencing Services revenue for 2003 was $160.7 million. This 2003 revenue is derived from the acquisitions of InterCall and ConferenceCall.com During 2003, the average rate per minute declined while total minutes grew. This is consistent with a recent trend of declining rates offset by increasing minute volumes.
      Receivables Management revenue for 2003 was $34.1 million. This represents a full year of operation for Attention. The 2002 Receivable Management revenue represented Attention’s revenue from the date of acquisition, August 1, 2002.
      Cost of Services: Cost of services represents direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $41.0 million, or 10.3%, in 2003 to $440.3 million, from $399.3 million for the comparable period of 2002. As a percentage of revenue, cost of services decreased to 44.5% for 2003, compared to 48.7%, for the comparable periods in 2002. This reduction was primarily due to the acquisition of InterCall, which historically has had a lower percentage of direct costs to revenue than our Communication Services segment.

Cost of Services by business segment:

	For the Year Ended,

	2003	% of Revenue	2002	% of Revenue	Change	% Change

Cost of services in thousands:
Communication Services	$372,332	46.9%	$391,814	48.5%	$(19,482)	(5.0)%
Conferencing Services	48,825	30.4%	n/a	n/a	48,825	n/a
Receivables Management	19,695	57.7%	7,462	60.2%	12,233	163.9%
Intersegment eliminations	(592)	93.7%	n/a	n/a	(592)	n/a

Total	$440,260	44.5%	$399,276	48.7%	$40,984	10.3%

      Communication Services costs of services decreased $19.5 million, or 5.0%, in 2003 to $372.3 million, from $391.8 million for the comparable period of 2002. As a percentage of revenue, Communication Services cost of services decreased to 46.9% for 2003, compared to 48.5% in 2002. The decrease in cost of services as a percentage of revenue can be attributed primarily to continued control of variable labor costs, a greater percentage of call volumes of certain product lines which traditionally have a lower direct cost as a percent of revenue than other Communication Services operations and the exiting of the 900 services provided by the Communication Services segment during 2002 which had higher direct costs as a percentage of revenue than other Communication Services product offerings. In 2003, the Communication Services segment incurred a $3.0 million charge related to the sale of one contact center and closing of three other contact centers. Similarly, in 2002, the Communication Services segment incurred a $2.5 million charge related to the closing of several contact centers.
      Conferencing Services cost of services for 2003 was $48.8 million or 30.4% of revenue and represents cost of services incurred since the acquisition of InterCall and ConferenceCall.com on May 9, 2003 and November  1, 2003, respectively.
      Receivables Management cost of services for 2003 was $19.7 million. This represents a full year of operation for Attention. The 2002 Receivable Management cost of services represented Attention’s cost of services from the date of acquisition, August 1, 2002.
      Selling, General and Administrative Expenses: SG&A expenses increased $90.1 million, or 28.6%, to $405.0 million for 2003 from $314.9 million for the comparable period of 2002. The acquisition of InterCall and ConferenceCall.com increased SG&A expense by $78.8 million. As a percentage of revenue, SG&A expenses increased to 41.0% for 2003, compared to 38.4% in 2002. This increase is partially attributed to increases in depreciation of $16.7 million and amortization of $7.9 million for 2003. Salaries and benefits in the Communications Services segment increased $10.5 million or 6.6%. Partially offsetting the increase in SG&A for 2003 was a $14.5 million reduction of bad debt expense to $10.0 million for 2003.

Selling, general and administrative expenses by business segment:

	For the Year Ended,

	2003	% of Revenue	2002	% of Revenue	Change	% Change

Selling, general and administrative expenses in thousands
Communication Services	$311,730	39.3%	$310,962	38.5%	$768	0.2%
Conferencing Services	78,791	49.0%	n/a	n/a	78,791	n/a
Receivables Management	14,491	42.5%	3,924	31.7%	10,567	269.3%
Intersegment eliminations	(40)	6.3%	n/a	n/a	(40)	n/a

Total	$404,972	41.0%	$314,886	38.4%	$90,086	28.6%

      Communication Services SG&A expenses increased by $0.7 million, or 0.2%, to $311.7 million for 2003 from $311.0 million for the comparable period of 2002. As a percentage of revenue, SG&A expenses increased to 39.3% in 2003, compared to 38.5% in 2002. Bad debt expense decreased $15.6 million to $8.9 million for 2003 from $24.5 million for 2002. This reduction in bad debt expense was due to improvements in the quality of our accounts and notes receivable. We believe that the bad debt expense experienced in 2002 was unusual and that this year’s experience is more representative of normal historical trends.
      Conferencing Services SG&A expenses were $78.8 million or 49.0% of revenue and represents cost of services incurred since the acquisition of InterCall and ConferenceCall.com on May 9, 2003 and November 1, 2003, respectively.
      Receivables Management SG&A expenses for 2003 was $14.5 million. This represents a full year of operation for Attention. The 2002 Receivable Management SG&A expenses represented Attention’s SG&A expenses from the date of acquisition, August 1, 2002.

      Operating Income: Operating income increased by $36.6 million, or 34.4%, to $143.1 million for 2003 from $106.5 million for the comparable period of 2002. As a percentage of revenue, operating income increased to 14.5% for 2003 compared to 13.0% in 2002 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Operating income by business segment:

	For the Year Ended,

	2003	% of Revenue	2002	% of Revenue	Change	% Change

Operating income in thousands
Communication Services	$109,981	13.9%	$105,500	13.1%	$4,481	4.2%
Conferencing Services	33,180	20.6%	n/a	n/a	33,180	n/a
Receivables Management	(52)	(0.2)%	1,003	8.1%	(1,055)	(105.2)%

Total	$143,109	14.5%	$106,503	13.0%	$36,606	34.4%

      Communication Services operating income increased by $4.5 million, or 4.2%, to $110.0 million for 2003 up from $105.5 million for the comparable period of 2002.
      Conferencing Services operating income was $33.2 million or 20.6% of revenue and represents operating income since the acquisition of InterCall and ConferenceCall.com on May 9, 2003 and November 1, 2003, respectively.
      Receivables Management operating income for 2003 was $(0.1) million. This represents a full year of operation for Attention. The 2002 Receivable Management operating income represented Attention’s operating income from the date of acquisition, August 1, 2002.
      Other Income (Expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term obligations. Other income (expense) totaled $(3.3) million in 2003 compared to $2.1 million in 2002. The change is primarily due to interest expense of $4.8 million on the debt incurred for the acquisitions of InterCall and ConferenceCall.com. Interest expense in 2003 totaled $5.5 million compared to $2.4 million in 2002. Interest income was $0.7 million in 2003 compared to $2.8 million in 2002. The change in interest income is primarily due to lower average cash balances and lower average interest rates during 2003.
      Net Income: Net income increased $19.3 million, or 28.1%, to $87.9 million in 2003 compared to $68.6 million in 2002. Diluted earnings per share were $1.28 compared to $1.01 in 2002.
      Net income includes a provision for income tax expense at an effective rate of approximately 37.0% for 2003. This compares to 36.6% in 2002.
Liquidity and Capital Resources
      The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended
	December 31,

	2004	2003	Change	% Change

Net cash provided by operating activities	$222,475	$196,173	$26,302	13.4%
Net cash used in investing activities	$(263,222)	$(475,461)	$212,239	(44.6)%
Net cash flows from financing activities	$48,281	$166,765	$(118,484)	(71.0)%

      Our primary cash requirements include the funding of the following:

•	operating expenses;

•	acquisitions;

•	tax payments;

•	capital expenditures, including the purchase of property and equipment;

•	purchase of portfolio receivables; and

•	interest payments and the repayment of principal on debt;
      Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our bank credit facilities. In addition, we had unrestricted cash of $21.3 million as of December 31, 2004, which is available to meet our cash requirements.
      Net cash flow from operating activities increased $26.3 million, or 13.4%, to $222.5 million for 2004, compared to net cash flows from operating activities of $196.2 million for 2003. The increase in net cash flows from operating activities is due primarily to an increase in net income, accounts payable and other liabilities. Non-cash depreciation and amortization expense also contributed to the increase in operating cash flows. This increase in operating cash flow was partially offset by an increase in accounts receivable and other assets.
      Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 50 days at December 31, 2004, and ranged from 48 to 50 days during the year. At December 31, 2003, the days sales outstanding was 49 days and ranged from 48 to 52 days during the year.
      Net cash used in investing activities decreased $212.2 million or 44.6% to $263.2 million for 2004, compared to net cash used in investing activities of $475.4 million for 2003. The decrease in cash used in investing activities was due to acquisition costs incurred in 2003 for the acquisition of InterCall and ConferenceCall.com relative to the acquisition costs incurred in 2004 for the acquisitions of Worldwide and ECI. We invested $59.9 million in capital expenditures during 2004 compared to $46.3 million for 2003. Investing activities also included the purchase of receivable portfolios for $28.7 million and the cash proceeds applied to amortization of receivable portfolios of $19.7 million. We did not utilize any new capital lease financing during 2004.
      Net cash from financing activities decreased $118.5 million or 71.0% to $48.3 million for 2004, compared to net cash flow from financing activities of $166.8 million for 2003. The primary source of financing in 2004 was $230.0 million in net borrowings on our revolving credit facility, which we used for the acquisitions of Worldwide and ECI. The primary source of financing in 2003 was the $200.0 million term loan that we used for the acquisition of InterCall. During 2004, net cash from financing activities was partially offset by repaying the outstanding balance on the term loan of $192.0 million and payments on portfolio notes payable (which we assumed in the Worldwide acquisition) of $28.5 million. Proceeds from issuance of portfolio notes payable were $25.3 million. Proceeds from our stock-based employee benefit programs were $14.6 million in 2004 compared to $8.9 million in 2003.
      We funded the acquisition of Worldwide with approximately $49.1 million of cash on hand and approximately $95.0 million of borrowings from our revolving credit facility. In addition, we assumed approximately $49.0 million of Worldwide liabilities. We funded the acquisition of ECI with approximately $13.2 million of cash on hand and approximately $40.0 million of borrowings from our revolving credit facility.
      We have a $400 million revolving bank credit facility for general cash requirements. We also have two specialized credit facilities for the purchase of receivable portfolios.
      Bank Facility. On November 15, 2004, we amended and restated the two bank credit facilities we entered into during 2003. The effect of this amendment and restatement was to terminate the $200.0 million four-year term loan, that had a $137.5 million unpaid balance and increase the borrowing capacity of the revolving credit facility from $250.0 million to $400.0 million. The maturity date of the new credit facility is

November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At December 31, 2004, $230.0 million was outstanding on the revolving credit facility, which was the highest period end balance of the revolving credit facility. The average daily outstanding balance of the revolving credit facility during 2004, was $57.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the year ended December 31, 2004 was 3.42%. The commitment fee on the unused revolving credit facility at December 31, 2004, was 0.175%. The amended and restated facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.5 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2004.
      Cargill Facility. As of September 30, 2004, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (WAP), we amended WAP’s revolving financing facility with a third party specialty lender, CFSC Capital Corp. XXXIV. The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each portfolio purchase made from CFSC Capital Corp. XXXIV and we will fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly over two years from the date of origination. At December 31, 2004, we had $28.5 million of non-recourse portfolio notes payable outstanding under this facility.
      Sallie Mae Facility. In December 2003, we, through our wholly-owned subsidiary Attention, LLC, established a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. We have agreed to finance under the amended facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Pursuant to this credit facility, we will be required to finance a minimum of $12.0 million of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lenders actual cost of funds. In certain circumstances, we may extend the three-year period to four years. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).
      We will perform collection services on the receivable portfolio for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. On December 31, 2004, the SPE had a note receivable from the QSPE for $1.6 million. Also, on December 31, 2004, $2.6 million of the $20.0 million revolving financing facility had been utilized.
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

      The following table summarizes our contractual obligations at December 31, 2004 (dollars in thousands):

		Less than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Revolving credit facility	$230,000	$—	$—	$230,000	$—
Operating leases	92,149	21,430	32,197	17,845	20,677
Contractual minimums under telephony agreements	102,978	66,766	36,212	—	—
Purchase obligations*	23,484	23,484	—	—	—
Acquisition earn out commitments**	20,169	8,919	11,250	—	—
Commitments under forward flow agreements***	32,175	32,175	—	—	—

Total contractual cash obligations	$500,955	$152,774	$79,659	$247,845	$20,677

*	Represents future obligations for capital and expense projects that are in progress or are committed.

**	Represents the minimum amounts payable. If the earnout conditions were fully satisfied an additional $28.5 million would be payable over the next 1-3 years.

***	Up to 85% of this obligation could be funded by non-recourse financing.
The table above excludes variable interest expense under our credit facility and amounts paid for taxes.
      The acquisition earn out commitments, noted above, represent commitments incurred for the acquisitions of Tel Mark Sales and Attention, which were completed in 2002. Under the Tel Mark Sales commitment there is a provision for a contingent earn-out with a maximum earn-out of $5.0 million per year based on revenue growth. In 2004, the final year of this contingent earn-out, an accrual of $3.67 million was recorded. In the Attention acquisition, additional consideration is payable over the three year period between 2005 and 2007, which will range from a minimum of $16.5 million to a maximum of $25.0 million, based on Attention satisfying certain earnings objectives during the years ending December 31, 2004 through 2006. During 2004, $5.0 million was paid under this commitment. At December 31, 2004, the remaining $16.5 minimum payment was accrued in accrued expenses and other long term liabilities.
Capital Expenditures
      Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $59.9 million for the year ended December 31, 2004, which were funded through operations and use of our bank credit facility. Capital expenditures were $46.3 million for the year ended December 31, 2003. Capital expenditures for the year ended December 31, 2004 consisted primarily of equipment purchases, the cost of new call centers in the Philippines and Ohio as well as upgrades at existing facilities. We currently project our capital expenditures for 2005 to be approximately $60.0 to $70.0 million primarily for capacity expansion and upgrades at existing facilities.
      We believe that the cash flows from operations, together with existing cash and cash equivalents and available borrowings under our bank credit facility will be adequate to meet our capital requirements for at least the next 12 months. Our credit facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to the existing credit facilities in an aggregate principal amount not to exceed $400.0 million, allow us to incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million and allow us to incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $100.0 million and non-recourse indebtedness in an aggregate principal amount not to exceed $150.0 million without requesting a waiver from the lender. We may pledge additional property or assets of our subsidiaries, which are not already pledged as collateral securing existing credit facilities or any of our affiliates. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off-Balance Sheet Arrangements
      We amended a lease for two buildings from a development company in 2003. The development company is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.80% at December 31, 2004. On December 13, 2004, the San Antonio building was sold and is therefore no longer subject to the terms of the synthetic lease agreement. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the Omaha building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At December 31, 2004, the fair value of the guaranteed residual value for the Omaha building was approximately $1.149 million and is included in other long term assets and other long term liabilities.
      Sallie Mae Facility. In December 2003, we established a $20.0 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).
      We will perform collection services on the receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At December 31, 2004, the SPE had a note receivable from the QSPE for $1.6 million. Also, at December 31, 2004, $2.6 million of the $20.0 million revolving financing facility had been utilized.
      During 2004 we amended this financing facility. We agreed to finance under the amended facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Pursuant to this facility, we will be required to finance a minimum of $12.0 million of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years.
Inflation
      We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.
Critical Accounting Policies
      The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. We believe the following represent our critical accounting policies as contemplated by Securities and Exchange Commission Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.”
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
      The Receivables Management segment recognizes contingency fee revenue in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters.
      The acquisition of Worldwide on August 1, 2004 resulted in us adopting a critical accounting policy for revenue recognition of purchased receivables. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and therefore, we utilize the effective interest method of accounting for our purchased receivables as set forth in Accounting Standards Executive Committee Practice Bulletin 6 (“PB6”). Selection of this revenue recognition policy, versus the cash recovery method, is based on our historical results and our knowledge of the industry. In accordance with this revenue recognition policy, each pool of receivables is recorded at historical cost and statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. The relevant factors in computing the cash flow are the timing, which typically averages from 50 to 60 months, and amount of cash to be received. An internal rate of return (“IRR”) is established for each pool of receivables based on the projected cash flows and applied to the balance of the pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each pool of accounts. The effective interest method is used to allocate cash collections between revenue and amortization of the portfolios (principal reduction). Revenue is recognized over the period of the purchased receivables anticipated cash flow using the resulting yield. In the event that cash collected would be inadequate to amortize the carrying value, an impairment charge would be taken. In the event that cash collected would result in an excess amortization of the carrying value, the IRR would be adjusted. Periodically the receivables management segment will sell all or a portion of a pool to third parties. Proceeds of these sales are also recognized in revenue under the effective interest method.
      Application of PB6 requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur earlier than projected cash collections will have a favorable impact on IRR, revenues and amortization of portfolios. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on IRR, revenues and amortization of portfolios. For the five months ended December 31, 2004, that Worldwide’s operations were included in our results, every 100 basis point change in the average amortization rate for all pools would have affected year-to-date revenue by approximately $0.5 million.
      Allowance for Doubtful Accounts and Notes Receivable. Our allowance for doubtful accounts and notes receivable reflects reserves for receivables to reduce receivables and notes receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded.
      Goodwill and Other Intangible Assets. As a result of acquisitions made from 2002 through 2004, our recorded goodwill as of December 31, 2004 was $573.9 million and the recorded value of other intangible assets as of December 31, 2004 was $99.0 million. Two matters arise with respect to these assets that require significant management estimates and judgment: 1) the valuation in connection with the initial purchase price allocation and 2) the ongoing evaluation of goodwill and other intangible assets for impairment. In connection with these acquisitions, a third-party valuation was performed to assist management in the determination of the purchase price allocation between goodwill and other intangible assets. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, SFAS No. 142 Goodwill and Other Intangible Assets, requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Any changes in key assumptions about the businesses and their prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on our financial condition and results of operations.
      Stock Options. Our employees are periodically granted stock options by the Compensation Committee of the Board of Directors. As allowed under accounting principles generally accepted in the United States of America (“GAAP”), we do not record any compensation expense on the income statement with respect to options granted to employees. Alternatively, under GAAP, we could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 1 in the Consolidated Financial Statements, had we recorded a fair value-based compensation expense for stock options, diluted earnings per share would have been $0.07 to $0.20 less than what we reported for 2004, 2003 and 2002.
      Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in current tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation, etc.). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. Further, we must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and thus, will be effective for West beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the year that includes the effective date is permitted, but not required. Based on the unvested outstanding options at December 31, 2004, we estimate the effect on 2005 net income of adopting SFAS 123R in July will be approximately $5.0 million.
      In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. This Statement of Position (“SOP”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR while decreases in expected cash flows should be recognized as an impairment. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected cash flows. Our preliminary evaluation of the effects of this SOP indicate the impact on our results of operations will not be material.

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
      Our growth has been enhanced through acquisitions of other businesses. We continue to pursue strategic acquisitions. If we are unable to make appropriate acquisitions on reasonable terms our financial results may be below the expectations of securities analysts and our investors.
      In addition, when considering an acquisition, we determine whether such acquisition will allow us to achieve certain objectives including: operational synergies, reduced costs and expenses, increased revenues, additional clients, increased market share, new products and capabilities. To the extent that we are unable to achieve our planned objectives from an acquisition, this may affect our financial results.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.
      The United States Congress, FCC, FTC and various states have promulgated and enacted rules and laws that govern the methods and processes of making and completing telephone solicitations and sales and the collection of consumer debt. We believe that our operating procedures currently comply in all material respects with presently effective provisions of these rules and laws. There can be no assurance, however, that we would not be subject to agency or state proceedings alleging violation of such rules and laws. Future rules and laws may require us to modify our operations or service offerings in order to effectively meet our clients’ service requirements, and there can be no assurance that additional regulations would not limit our activities or significantly increase the cost of regulatory compliance. For further discussion of regulatory issues, see Item 1 — Business “Government Regulations.”
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
      Our Conferencing Services segment faces competitive pressures as the audio conferencing services industry continues to consolidate in response to pricing pressures and technological advances. Video and web conferencing services continue to develop as new vendors are entering the marketplace offering a broader range of conferencing solutions.
      The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. Some of these companies have substantially greater personnel and financial resources than we do. Furthermore, during the past year some of our competitors have raised substantial amounts of capital, the proceeds from which may be used, at least in part, to fund expansion and to increase their purchases of charged-off portfolios. In addition, companies with greater financial resources than we have may elect in the future to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivable portfolios as well as the availability and cost of qualified debt collectors.
      We face bidding competition in our acquisition of charged-off consumer receivable portfolios. We believe successful bids generally are awarded based on a combination of price, service and relationships with the debt sellers. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished. In addition, there continues to be a consolidation of credit card issuers, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market which may, over time, give the remaining sellers increasing market strength and adversely affect the price and other terms of charged-off credit card accounts.
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
      Any new laws, rules or regulations as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our charged-off consumer receivable portfolios and seriously harm our business. In addition, federal and state governments are considering, and may consider in the future, other legislative proposals that would further regulate the collection of consumer receivables. Although we cannot predict if or how any future legislation would impact our business, any failure to comply with any current or future laws applicable to us could limit our ability to collect on our charged-off consumer receivable portfolios, which could reduce our profitability and harm our business.

Our operating results may be harmed if we are unable to maximize our call center capacity utilization.
      Our profitability is influenced significantly by our call center capacity utilization. We attempt to maximize utilization. However, we have significantly higher utilization during peak periods. From time to time we assess the expected long-term capacity utilization of our contact centers. Accordingly, we may, if deemed necessary, consolidate or close under-performing centers in order to maintain or improve utilization and margins. We may not be able to achieve or maintain optimal contact center capacity utilization. If we lose one or more significant clients, or if the volume of calls from any such client or clients decline, or if a significant contract is not implemented in the time frame and budget anticipated, our operating results are likely to be harmed unless and until we are able to reduce expenses proportionally or successfully negotiate contracts with new clients to generate additional revenues at a comparable level.

Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business.
      We depend on telephone and data service provided by various local and long distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could harm our business. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts. There is no obligation, however, for these vendors to renew their contracts with us or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could seriously harm our business.

The financial results of our Receivables Management segment depend on our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts. If we are unable to do so, our business will be harmed.
      If we are unable to purchase charged-off consumer receivables from credit originators on acceptable terms and in sufficient amounts, our business will be harmed. The availability of portfolios that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including:

•	continued growth in the levels of consumer debt;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios;

•	continued sales of charged-off consumer receivable portfolios by credit originators;

•	competition from other buyers of consumer receivable portfolios; and

•	our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect these receivables.

Our inability to continue to attract and retain a sufficient number of qualified employees could seriously harm our business.
      The CRM and receivables management industries are very labor intensive and experience high personnel turnover. Many of our employees receive modest hourly wages and, although we employ a significant number of full-time employees, many are nevertheless employed on a part-time basis. Some of our operations require specially trained employees. We must recruit and train qualified personnel at an accelerated rate from time to time. We may not be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of our costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could seriously harm our business.

Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation on our business.
      We operate or rely upon businesses in numerous countries outside the United States. We may expand into additional countries and regions. There are risks inherent in conducting business internationally, including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, uncertainty regarding intellectual property protection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. If one or more of such factors occurs our business could be harmed.

The loss of one or more key clients would result in the loss of net revenues.
      In 2004, 2003 and 2002, our 100 largest clients represented 69%, 77% and 89% of total revenue, respectively. One customer, AT&T, accounted for 9% of our total revenue in 2004 and 15% and 19% of total revenue in 2003 and 2002, respectively. If we fail to retain a significant amount of business from AT&T or any of our other significant clients, our business could be seriously harmed. Many of our contracts are cancelable by the client at any time or on short-term notice, and clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenue.
      We serve clients and industries that have experienced a significant level of consolidation in recent years. Additional consolidating transactions could occur in which our clients acquire additional businesses or are acquired. The loss of any significant client could seriously harm our business.

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

We are exposed to the risks that third parties may violate our proprietary rights. Our intellectual property rights may not be well protected in foreign countries.
      Third parties may infringe or misappropriate our patents, trademarks, trade names, trade secrets or other intellectual property rights, which could seriously harm our business. The actions we take to protect our intellectual property may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We may not be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

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
      We have invested in sophisticated and specialized computer and telephone technology. Our business relies on this technology to provide customized solutions to meet our client’s needs. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain our competitiveness. Our future success will depend in part on our ability to continue to develop technology solutions that keep pace with evolving industry standards and changing client demands. Our products and services are dependent upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our infrastructure from time to time and we may experience downtime in the future. These types of service interruptions could result in the loss of significant clients and revenue.

The market price of our common stock may be volatile.
      The market price of our common stock has fluctuated significantly during the past several years and may continue to do so in the future. The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the common stock, quarterly variations in actual liquidity of the trading market of our common stock, quarterly variations in actual and anticipated operating results, growth rates, changes in estimates by analysts, change of analyst coverage, market conditions in the industries in which we compete, announcements by competitors, the loss of a significant client or a significant change in our relationships with a significant client, regulatory actions, litigation, including class action litigation, and general economic conditions.

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
      Gary West, our Chairman, and Mary West, our Vice Chair of the Board of Directors, beneficially own approximately 68% of our outstanding common stock. As a result, Mr. and Mrs. West can exercise significant control over the outcome of substantially all matters requiring action by our stockholders. Mr. and Mrs. West can demand registration of their shares, which may have a material affect on our stock price volatility.

Terrorist acts and acts of war may seriously harm our business.
      The risks of war and potential terrorist attacks on our operations cannot be estimated. However, we believe war and terrorist attacks could disrupt our operations. For example the agent-based business may experience significant reductions in call volume during the initial phases of any significant event, and the conferencing business may experience significant increases in call volume.

Pending and future litigation may divert management time and attention and result in substantial costs of defense damages or settlement, which would seriously harm our business.
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
Interest Rate Risk
      As of December 31, 2004, we had $230.0 million outstanding under our revolving bank credit facility and $30.5 million of a synthetic lease obligation. The revolving bank credit facility and the synthetic lease obligation bear interest at a variable rate.
      On November 15, 2004, we amended and restated the two bank credit facilities we entered into during 2003. The effect of this amendment and restatement was to terminate the $200.0 million four-year term loan, that had a $137.5 million unpaid balance and increase the borrowing capacity of the revolving credit facility from $250.0 million to $400.0 million. The new maturity date of the credit facility is November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At December 31, 2004, $230.0 million was outstanding on the revolving credit facility. The highest period end balance of the revolving credit facility was on December 31, 2004. The average daily outstanding balance of the revolving credit facility during 2004 was $57.8 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the year ended December 31, 2004 was 3.42%. The commitment fee on the unused revolving credit facility at December 31, 2004, was 0.175%. The amended and restated facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. At December 31, 2004 the contractual interest rate was 87.5 basis points over the selected LIBOR. Based on our obligation under this facility at December 31, 2004, a 50 basis point change would increase or decrease annual interest expense by approximately $1.2 million.
      We are party to a synthetic lease agreement that had an outstanding balance of $30.5 million at December 31, 2004. The synthetic lease has interest terms similar to that of the revolving credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 12.5 or 25 basis point increments. The weighted average annual interest rate at December 31, 2004 was 4.0%. The lease bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. Based on our obligation under this synthetic lease at December 31, 2004, a 50 basis point change would increase or decrease annual interest expense by approximately $153,000.
      We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.

Foreign Currency Risk
      On December 31, 2004, the Communication Services segment had no material revenue or assets outside the United States. The Communication Services segment has a contract for workstation capacity in Mumbai, India, which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. We have no ownership of the personnel or assets at this foreign location. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.
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
      For the year ended December 31, 2004, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.
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
      The information called for by this item is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-28.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
      Additionally, our principal executive officer and our principal financial officer determined that there have been no significant changes to our internal control over financial reporting during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
West Corporation
Omaha, Nebraska
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that West Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 18, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Omaha, Nebraska
February 18, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders.
      Our Code of Ethical Business Conduct is located on our website at www.west.com under Investor Relations.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services
      The information required by Item 14 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of the report:

(1) Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002	F-2
Consolidated balance sheets as of December 31, 2004 and 2003	F-3
Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002	F-4
Consolidated statements of stockholders’ equity for the years ended December 31, 2004, 2003 and 2002	F-5
Notes to the Consolidated Financial Statements	F-6
(2) Financial Statement Schedules:
Schedule II (Consolidated valuation accounts for the three years ended December 31, 2004)	S-1
(3) Exhibits
      Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit
Number	Description

2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)
2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)
2.03	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC, BuyDebtCo; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna, Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 9, 2004)
2.04	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 9, 2004)
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.02 to Form 8-K dated December 29, 2001)
3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.01 to Form 8-K dated February 16, 2005)
10.01	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.01 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
10.02	Amended and Restated 1996 Stock Incentive Plan
10.03	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended February 11, 2005
10.04	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended February 11, 2005

Exhibit
Number	Description

10.05	Stock Redemption Agreement, dated April 9, 1996, by and among Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
10.06	Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, and the Company (incorporated by reference to Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
10.07	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership, amended December 10, 2003
10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended February 11, 2005
10.09	Amended and Restated Employee Stock Purchase Plan
10.10	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended February 11, 2005
10.11	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended February 11, 2005
10.12	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended February 11, 2005
10.13	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended February 11, 2005
10.14	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended February 11, 2005
10.15	Employment Agreement between the Company and Michael E. Mazour, dated January 9, 2004 as amended February 11, 2005
10.16	Restricted Stock Agreement between the Company and Paul M. Mendlik dated September 12, 2002 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 4, 2002)
10.17	Amended and Restated Nonqualified Deferred Compensation Plan
10.18	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended February 11, 2005
10.19	Amended and Restated Credit Agreement, dated November 15, 2004, among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein
10.20	Employment Agreement between the Company and James F. Richards, dated July 23, 2002, as amended February 11, 2005
10.21	Participation Agreement, dated May 9, 2003, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 8, 2004)
10.22	First amendment to the Participation Agreement, dated October 31, 2003, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 8, 2004)
10.23	Second amendment to the Participation Agreement, dated January 22, 2004, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 8, 2004)
10.24	Third amendment to the Participation Agreement, dated August 9, 2004, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein
10.25	Fourth amendment to the Participation Agreement, dated November 15, 2004, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein

Exhibit
Number	Description

21.01	Subsidiaries
23.01	Consent of Deloitte & Touche LLP
31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Corporation

By:	/s/ Thomas B. Barker

Thomas B. Barker
Chief Executive Officer
(Principal Executive Officer)
February 25, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Gary L. West Gary L. West	Chairman of the Board and Director	February 25, 2005

/s/ Mary E. West Mary E. West	Vice Chair of the Board and Director	February 25, 2005

/s/ Thomas B. Barker Thomas B. Barker	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2005

/s/ Paul M. Mendlik Paul M. Mendlik	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2005

/s/ William E. Fisher William E. Fisher	Director	February 25, 2005

/s/ George H. Krauss George H. Krauss	Director	February 25, 2005

/s/ Greg T. Sloma Greg T. Sloma	Director	February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
West Corporation
Omaha, Nebraska
      We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule list in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Omaha, Nebraska
February 18, 2005

WEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(Amounts in thousands except
	per share amounts)
REVENUE	$1,217,383	$988,341	$820,665
COST OF SERVICES	541,979	440,260	399,276
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	487,513	404,972	314,886

OPERATING INCOME	187,891	143,109	106,503
OTHER INCOME (EXPENSE):
Interest Income	895	721	2,828
Interest Expense	(9,381)	(5,503)	(2,419)
Other, net	2,118	1,493	1,736

Other income (expense)	(6,368)	(3,289)	2,145
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	181,523	139,820	108,648
INCOME TAX EXPENSE	65,762	51,779	39,706
INCOME BEFORE MINORITY INTEREST	115,761	88,041	68,942
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	2,590	165	300

NET INCOME	$113,171	$87,876	$68,642

EARNINGS PER COMMON SHARE:
Basic	$1.67	$1.32	$1.04

Diluted	$1.63	$1.28	$1.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	67,643	66,495	65,823
Dilutive impact of potential common shares from stock options	1,826	2,122	2,306

Diluted common shares	69,469	68,617	68,129

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,572	$25,563
Accounts and notes receivable, net	195,598	153,428
Portfolio receivables, current portion	26,646	—
Other current assets	27,244	23,423

Total current assets	282,060	202,414
PROPERTY AND EQUIPMENT:
Property and equipment	552,073	508,300
Accumulated depreciation and amortization	(328,963)	(273,650)

Property and equipment, net	223,110	234,650

PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	56,897	—
GOODWILL	573,885	452,848
INTANGIBLES, net	99,028	97,564
NOTES RECEIVABLE AND OTHER ASSETS	36,226	28,387

TOTAL ASSETS	$1,271,206	$1,015,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,420	$19,691
Accrued expenses	101,191	79,430
Current maturities of portfolio notes payable	20,144	—
Current maturities of long-term obligations	—	22,500

Total current liabilities	160,755	121,621
PORTFOLIO NOTES PAYABLE , less current maturities	8,354	—
LONG-TERM OBLIGATIONS, less current maturities	230,000	169,500
DEFERRED INCOME TAXES	42,733	42,626
OTHER LONG TERM LIABILITIES	27,769	25,878
MINORITY INTEREST	12,140	—
COMMITMENTS AND CONTINGENCIES (Notes 5, 8 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 200,000 shares authorized, 68,452 shares issued and 68,380 outstanding and 67,327 shares issued and 67,255 outstanding	685	673
Additional paid-in capital	244,747	223,806
Retained earnings	549,416	436,245
Accumulated other comprehensive income (loss)	(193)	1,031
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (157 and 188 shares)	(2,503)	(2,820)

Total stockholders’ equity	789,455	656,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,271,206	$1,015,863

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,171	$87,876	$68,642
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	81,317	74,882	58,133
Amortization	18,868	11,584	3,650
Provision for bad debts	5,706	9,979	24,487
Other	48	815	385
Deferred income tax expense (benefit)	6,177	(2,492)	6,502
Minority interest in earnings, net of distributions of $1,184, $0 and $0	1,406	165	300
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(32,190)	(4,358)	(10,513)
Other assets	(8,710)	4,775	(10,469)
Accounts payable	13,513	(8,525)	(13,326)
Accrued expenses and other liabilities	23,169	21,472	(6,573)

Net cash flows from operating activities	222,475	196,173	121,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $11,256, $16,878 and $5,010	(193,885)	(424,553)	(80,382)
Purchase of property and equipment	(59,886)	(46,252)	(43,911)
Proceeds from disposal of property and equipment	1,998	513	897
Purchase of portfolio receivables, net	(28,683)	—	—
Collections applied to principal of portfolio receivables	19,713	—	—
Issuance of notes receivable	(5,200)	—	—
Proceeds from payments of notes receivable	2,721	3,531	711
Purchase of licensing agreement	—	(8,700)	—

Net cash flows from investing activities	(263,222)	(475,461)	(122,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	200,000	—
Net change in revolving credit facility	230,000	32,000	—
Payments of long-term obligations	(192,000)	(69,647)	(20,499)
Payments of portfolio notes payable	(28,534)	—	—
Proceeds from issuance of portfolio notes payable	25,316	—	—
Debt issuance costs	(1,068)	(4,506)	—
Proceeds from stock options exercised	14,567	8,918	8,373

Net cash flows from financing activities	48,281	166,765	(12,126)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(525)	159	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,009	(112,364)	(13,593)
CASH AND CASH EQUIVALENTS, Beginning of period	25,563	137,927	151,520

CASH AND CASH EQUIVALENTS, End of period	$32,572	$25,563	$137,927

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional			Unearned		Total
	Common	Paid-in	Retained	Treasury	Restricted	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Stock	Income (Loss)	Equity

	(Amounts in thousands )
BALANCE, January 1, 2002	$654	$191,821	$279,727	$(4,043)	$—	$—	$468,159
Net income			68,642				68,642
Stock options exercised including related tax benefits (877 shares)	8	12,514					12,522
Issuance of restricted stock (80 shares)				1,346	(1,346)		—
Amortization of restricted stock					269		269

BALANCE, December 31, 2002	662	204,335	348,369	(2,697)	(1,077)	—	549,592
Comprehensive income:
Net income			87,876				87,876
Foreign currency translation adjustment, net of tax of $618						1,031	1,031

Total comprehensive income							88,907
Stock options exercised including related tax benefits (830 shares) and ESPP shares granted (28 shares)	9	13,153					13,162
Issuance of common and restricted stock (240 shares)	2	6,590			(2,418)		4,174
Amortization of restricted stock		(272)			675		403

BALANCE, December 31, 2003	673	223,806	436,245	(2,697)	(2,820)	1,031	656,238
Comprehensive income:
Net income			113,171				113,171
Foreign currency translation adjustment, net of tax of ($411)						(1,224)	(1,224)

Total comprehensive income							111,947
Stock options exercised including related tax benefits (1,086 shares)	11	20,777					20,788
Issuance of common and restricted stock (40 shares)	1	999			(1,000)		—
Amortization of restricted stock		(835)			1,317		482

BALANCE, December 31, 2004	$685	$244,747	$549,416	$(2,697)	$(2,503)	$(193)	$789,455

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

1.	Summary of Significant Accounting Policies
      Business Description — West Corporation provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. Some of the nation’s leading enterprises trust us to manage their most important customer contacts and communication transactions. Companies in highly competitive industries choose us for our ability to efficiently and cost effectively deliver large and complex services and our ability to provide a broad portfolio of voice transaction services. We deliver our services through three segments; Communication Services, Conferencing Services and Receivables Management. Each segment leverages our core competencies of managing technology, telephony and human capital.
      Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of services driven by both customer–initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention and customer care. Our agent communication services are primarily consumer applications but we also support business-to-business applications. Our automated services operate over 137,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting, and call routing and call transfer services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, India, Jamaica and the Philippines. Our home agent service utilizes agents throughout the United States.
      Our conferencing services include an integrated suite of audio, video and web conferencing services. These worldwide services range from basic automated solutions to highly complex, operator-assisted and event driven solutions. Our video conferencing services provide basic video conferencing with the additional ability to visually share documents and presentations. Our web conferencing services provide web conferencing and interactive web-casting services. Our Conferencing Services segment operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan and New Zealand.
      Our receivables management operations include first party collections, contingent/ third-party collections, governmental collections, commercial collections and purchasing and collecting charged-off consumer and commercial debt. Charged-off debt consists of defaulted obligations of individuals and companies to credit originators, such as credit card issuers, consumer finance companies, and other holders of debt. The Receivables Management segment also provides contingent/ third party collections, first party collection efforts on pre-charged-off receivables and collection services for the U.S. Department of Education and other governmental agencies. Our Receivables Management segment operates facilities in the United States, Jamaica and Mexico.
      Basis of Consolidation — The consolidated financial statements include our accounts and the accounts of our wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
      Revenue recognition — The Communication Services segment recognizes revenue for customer-initiated, agent-based services, including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients. For agent-based services that are initiated by us including order processing, customer acquisition, customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that we place calls to consumers on behalf of our clients. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration or per call.
      The Conferencing Services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.
      The Receivables Management segment recognizes revenue for contingent/ third party collection services and governmental collection services in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First party collection services on pre-charged off receivables are recognized on an hourly rate basis. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and therefore, we utilize the effective interest method of accounting for our purchased receivables as set forth in Accounting Standards Executive Committee Practice Bulletin 6 (“PB6”). Selection of this revenue recognition policy, versus the cash recovery method, is based on our historical results and our knowledge of the industry. In accordance with this revenue recognition policy, each pool of receivables is recorded at historical cost and statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. The relevant factors in computing the cash flow are the timing, which typically averages from 50 to 60 months, and amount of cash to be received. An internal rate of return (“IRR”) is established for each pool of receivables based on the projected cash flows and applied to the balance of the pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each pool of accounts. The effective interest method is used to allocate cash collections between revenue and amortization of the portfolios (principal reduction). Revenue is recognized over the period of the purchased receivables anticipated cash flow using the resulting yield. In the event that cash collected would be inadequate to amortize the carrying value, an impairment charge would be taken. In the event that cash collected would result in an excess amortization of the carrying value, the IRR would be adjusted. Periodically the Receivables Management segment will sell all or a portion of a pool to third parties. Proceeds of these sales are also recognized in revenue under the effective interest method.
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
      Cost of Services — Cost of services includes labor, sales commissions, telephone and other expenses directly related to service activities.
      Selling, General and Administrative Expenses — Selling, general and administrative expenses consist of expenses that support the ongoing operation of our business. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of finite lived intangible assets, sales and marketing activities, client support services, bad debt expense and corporate management costs.
      Other income (expense) — Other income (expense) includes interest income from short-term investments, interest expense from short-term and long-term obligations and rental income.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
      Cash and Cash Equivalents — We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents. Included in the December 31, 2004, and 2003 cash balances are restricted cash of $11,287 and $1,602, respectively, included in trust accounts. This restricted cash represents cash collected on behalf of our clients that has not yet been remitted to them. A corresponding liability is recorded in accounts payable.
      Financial Instruments — Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes receivable, notes payable and long-term obligations are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to us for the reissuance of notes with similar terms and remaining maturities are used to estimate fair values of the notes receivable, notes payable and long-term obligations.
      Accounts and Notes Receivable — Short-term accounts and notes receivable from customers are presented net of an allowance for doubtful accounts of $10,022 in 2004 and $9,131 in 2003.
      Property and Equipment — Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets or remaining lease terms and is calculated on the straight-line method. Our owned buildings have estimated useful lives ranging from 20 to 39 years and the majority of the other assets have estimated useful lives of three to five years. We review property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset “held-for-use” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its fair value. An asset “held-for-sale” is reported at the lower of the carrying amount or fair value less cost to sell.
      Goodwill and other Intangible Assets — Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis. We have determined that presently goodwill and other intangible assets with indefinite lives are not impaired and therefore no write-off is necessary. Finite lived intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.
      Notes Receivable and Other Assets — At December 31, 2004 and 2003, long-term notes receivable from customers of $5,406 and $4,737, respectively, are presented net of an allowance for doubtful accounts of $0 and $2,077, respectively. Other assets primarily includes assets held in non-qualified deferred compensation plans and the unamortized balance of a licensing agreement and debt acquisition costs.
      Income Taxes — We file a consolidated United States income tax return. We use an asset and liability approach for the financial reporting of income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting. Income tax expense has been provided on the portion of foreign source income that we have determined will be repatriated to the United States.
      Earnings Per Common Share — Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share. At December 31, 2004, 2003 and 2002, respectively, 0; 1,387,765; and 869,526 stock

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
options were outstanding with an exercise price exceeding the average market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.
      Comprehensive Income — Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.
      Stock Based Compensation — We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the years ended December 31, 2004, 2003 and 2002. For purposes of the following disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had our stock option and stock purchase plan been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation; 2004, 2003 and 2002 net income and earnings per share would have been reduced to the following amounts:

	Year Ended December 31,

	2004	2003	2002

Net Income:
As reported	$113,171	$87,876	$68,642
Pro forma	$101,603	$74,227	$64,300
Earnings per common share:
Basic as reported	$1.67	$1.32	$1.04
Diluted as reported	$1.63	$1.28	$1.01
Pro forma basic	$1.50	$1.12	$0.98
Pro forma diluted	$1.46	$1.08	$0.94
      The weighted average fair value per share of options granted in 2004, 2003, and 2002 was $8.32, $16.57 and $18.19, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	2.5%	2.2%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	32.5%	105.0%	120.0%
Expected life (years)	4.7	4.4	4.4
      Minority Interest — Effective September 30, 2004, one of our portfolio receivable lenders, CFSC Capital Corp. XXXIV, exchanged its rights to share profits in certain portfolio receivables for a 30% minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC. We became a party to the CFSC Capital Corp. relationship as a result of the Worldwide acquisition. As a result of this exchange our $10,734 loan participation obligation to CFSC Capital Corp. XXXIV, which had previously been included as a liability, to lender was converted to minority interest.
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
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
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
      Restricted Stock — Restricted stock totaled 157,116 and 187,640 shares at December 31, 2004 and 2003, respectively. At December 31, 2004, there were 81,558 restricted shares related to compensation agreements with two senior executive officers. These shares carry voting rights; however, sale or transfer of the shares is restricted until the shares vest. The fair value of these restricted shares on the respective grant dates were $25.04 and $16.825 per share or $2,346. These restricted shares vest through July, 2008 and will be recognized as compensation expense over that time period. During 2004, 2003 and 2002, $482, $403 and $269 was recognized as compensation expense, respectively.
      As a result of the West Direct minority interest transaction, discussed above, each share of common stock of West Direct (other than those held by us) was automatically converted into the right to receive 1.9625 shares of our Common Stock. The four minority stockholders of West Direct, who are each our executive officers or executive officers of West Direct, received an aggregate of 240,411 shares of our Common Stock in the transaction, of which 139,340 shares were subject to vesting. At December 31, 2004, there were 75,558 shares subject to vesting.
      Preferred Stock — Our Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to ten million shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of common stock.
      Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and thus, will be effective for West beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the year that includes the effective date is permitted, but not required. Based on the unvested outstanding options at December 31, 2004, we estimate the effect on 2005 net income of adopting SFAS 123R in July will be approximately $5,000.
      In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. This Statement of Position (“SOP”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of the IRR while decreases in expected cash flows should be recognized as an impairment. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected cash flows. Our preliminary evaluation of the effects of this SOP indicate the impact on our results of operations will not be material.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
      Reclassifications — Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

2.	Acquisitions

Worldwide
      On August 1, 2004, we acquired 100% of the equity interests of Worldwide for cash of $133,443, net of cash received of $10,639, assumed debt and other liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our existing bank credit facility. Worldwide is a leading purchaser and collector of delinquent accounts receivable portfolios from consumer credit originators. Its primary areas of operations include, purchasing and collecting charged-off consumer debt, governmental collections and contingent/ third-party collections. The results of operations of Worldwide have been consolidated with our operating results since the acquisition date, August 1, 2004.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 1, 2004. We are in the process of finalizing the third-party valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

August 1, 2004

(Amounts in
thousands)
Current assets	$22,306
Portfolio receivables	74,573
Property and equipment	3,345
Other assets	111
Intangible assets	16,100
Goodwill	76,658

Total assets acquired	193,093

Current liabilities	6,237
Portfolio notes payable	31,769
Other liabilities	1,135
Liability to lender from loan participation feature	9,870

Total liabilities assumed	49,011

Net assets acquired	$144,082

ECI
      On December 1, 2004, we acquired 100% of the equity interests in ECI Conference Call Services LLC (“ECI”) for cash of $53,207, net of cash received of $617, assumed debt and other liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our existing bank credit facility. ECI is a provider of conferencing services, particularly operator-assisted calls. ECI was acquired from an investment group. ECI is being integrated into our conferencing segment, but will maintain its separate brand and market presence. The results of operations of ECI have been consolidated with our operating results since the acquisition date, December 1, 2004.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

InterCall
      During 2003, we acquired 100% of the equity interests in ITC Holding Company, Inc., the parent company of InterCall, Inc. (“InterCall”) for cash of $388,261, net of cash received of $13,904, assumed debt and other liabilities which was paid with proceeds from bank facilities and cash from operations. The results of operations of InterCall have been consolidated with our operating results since the acquisition date, May 9, 2003.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 9, 2003. During 2004, we finalized the third-party valuation of certain intangible assets.

May 9, 2003

(Amounts in
thousands)
Current assets	$58,085
Property and equipment	51,617
Intangible assets	61,450
Goodwill	297,213
Non-current assets	1,330

Total assets acquired	469,695

Current liabilities	47,663
Deferred income taxes	19,867

Total liabilities assumed	67,530

Net assets acquired	$402,165

ConferenceCall.com
      On November 1, 2003, we acquired Scherer Communications, Inc. (d/b/a ConferenceCall.com) for $35,661 net of cash received of $2,974. ConferenceCall.com, a privately held corporation headquartered in Dallas, Texas is a provider of conferencing solutions to companies of all sizes. ConferenceCall.com was integrated into our Conferencing Services segment, but will maintain its separate brand and market presence. The results of operations of ConferenceCall.com have been consolidated with our operating results since the acquisition date, November 1, 2003.
      Assuming the acquisitions referred to above occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 would have been:

	2004	2003

Revenue	$1,321,678	$1,197,726
Net Income	$118,458	$101,651
Earnings per common share-basic	$1.75	$1.53
Earnings per common share-diluted	$1.71	$1.48
      The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

3.	Goodwill and Other Intangible Assets
      The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2004 and 2003:

	Communication	Conferencing	Receivables
	Services	Services	Management	Combined

	(Dollars in thousands except per share amounts)
Balance at January 1, 2003	$70,821	$—	$43,325	$114,146
Acquisitions	—	326,489	—	326,489
Purchase price allocation finalization	—	—	6,914	6,914
Tel Mark Sales, Inc. earn out adjustment	2,170	—	—	2,170
Minority interest purchase	3,129	—	—	3,129

Balance at December 31, 2003	76,120	326,489	50,239	452,848
Acquisitions	—	37,229	76,658	113,887
Purchase price allocation finalization	—	3,481	—	3,481
Tel Mark Sales, Inc. earn out adjustment	3,669	—	—	3,669

Balance at December 31, 2004	$79,789	$367,199	$126,897	$573,885

      We have allocated the excess of the Worldwide acquisition cost over the fair value of the assets acquired, liabilities assumed and other finite-lived intangible assets to goodwill based on an independent third-party preliminary appraisal. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, analysis, verification and review. We do not expect to finalize the Worldwide purchase price allocation and appraisal until the second quarter of 2005. Goodwill recognized in this transaction is currently estimated at $76,658 and is deductible for tax purposes.
      We allocated the excess of the ECI acquisition cost over the fair value of the assets acquired, liabilities assumed and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of obtaining a third-party appraisal. We do not expect to finalize the ECI appraisal until the second quarter of 2005. Goodwill recognized in this transaction is currently estimated at $37,229 and is deductible for tax purposes.
      We allocated the excess of the InterCall acquisition cost over the fair value of the assets acquired, including trade names and other intangible assets, and liabilities assumed to goodwill, based on an independent third-party appraisal. Goodwill recognized in this transaction is $297,214 and is not deductible for tax purposes.
      We allocated the excess of the ConferenceCall.com acquisition cost over the fair value of the assets acquired, including, trade names and other finite lived intangible assets, and liabilities assumed to goodwill based on an independent third-party appraisal. Goodwill recognized in this transaction is $32,758 and is not deductible for tax purposes.
      Two acquisitions made in 2002, Tel Mark Sales and Attention included earn out provisions. Under the Tel Mark Sales commitment there is a provision for a three-year revenue based contingent earn-out with a maximum earn-out of $5,000 per year. Based on the revenue growth achieved by this entity in 2004, the final year of the earn out, an accrual of $3,669 was recorded. In the Attention acquisition additional consideration is payable over the four year period between 2004 and 2008, which will range from a minimum of $21,500 to a maximum of $30,000, based on Attention satisfying certain earnings objectives during the years ending

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
December 31, 2003 thru 2006. During 2004, $5,000 was paid under this commitment. At December 31, 2004, the remaining $16,500 minimum payment was accrued in accrued expenses and other long term liabilities.

Factors contributing to the recognition of goodwill
      Factors that contributed to the Worldwide purchase price resulting in goodwill included synergies with other parts of our business, such as, Worldwide’s experience with purchased receivable portfolios, the relationship Worldwide has with sellers of portfolios, the relationship Worldwide has with experienced portfolio lenders, Worldwide’s historical cash flow, Worldwide’s executive experience (not tied to non-competition agreements) and the value of the workforce in place.
      Factors that contributed to the ECI purchase price resulting in goodwill included: synergies with other parts of our business and strengthening our position in managing operator assisted calls.
      Factors that contributed to a purchase price resulting in goodwill for the InterCall acquisition included technological synergies with other business units, InterCall’s cash flow and operating margins exceeding our current operations, InterCall’s international presence, their distributed sales force and the affect the acquisition had on diversifying our revenue base.
      Factors that contributed to a purchase price resulting in goodwill for the ConferenceCall.com acquisition included technological synergies with other business units; ConferenceCall.com’s cash flow and operating margins exceeding our current operations; process and system synergies and further diversification of our revenue base.

Other intangible assets
      Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset:

	As of December 31, 2004			Weighted
				Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period

Customer lists	$77,181	$(22,243)	$54,938	6.4
Trade names	29,243	—	29,243	Indefinite
Patents	14,753	(4,050)	10,703	17.0
Trade names	1,511	(1,468)	43	2.8
Other intangible assets	5,705	(1,604)	4,101	5.4

Total	$128,393	$(29,365)	$99,028

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

	As of December 31, 2003			Weighted
				Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period

Customer lists	$67,197	$(9,415)	$57,782	5.6
Trade names	24,110	—	24,110	Indefinite
Patents	14,850	(3,182)	11,668	17.0
Trade names	1,466	(957)	509	2.6
Other intangible assets	4,676	(1,181)	3,495	5.1

Total	$112,299	$(14,735)	$97,564

      Amortization expense for finite lived intangible assets was $14,630, $9,865 and $3,381 for the years ended December 31, 2004, 2003 and 2002 respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for the next five years is as follows:

2005	$17,331
2006	$14,826
2007	$13,590
2008	$6,919
2009	$3,602
      The amount of other finite-lived intangible assets recognized in the Worldwide acquisition is currently estimated to be $16,100 and is comprised of $14,000 for customer lists, $1,500 for covenants not to compete and $600 for an attorney network relationship. These finite lived intangible assets are being amortized over five to ten years based on the estimated lives of the intangible assets. Amortization expense for the Worldwide finite lived intangible assets was $914 for the five months ended December 31, 2004.
      The amount of other finite and indefinite lived intangible assets recognized in the ECI acquisition are currently estimated to be $10,231 and is comprised of $4,354 for customer lists, $544 for covenants not to compete and $5,333 for trade name. The customer lists and covenants not to compete are being amortized over five years. The trade name intangible asset was preliminarily determined to have an indefinite life. Amortization expense for the ECI finite lived intangible assets was $251 for the month of December, 2004.
      The amount of other finite and indefinite lived intangible assets recognized in the InterCall acquisition were $61,450 and is comprised of $41,540 for customer lists and $19,910 for trade names. The customer relationships intangible asset is being amortized over five years. The trade names intangible asset was determined to have an indefinite life. Amortization expense for the InterCall finite lived intangible assets was $7,987 and $5,860 for 2004 and 2003, respectively.
      The amount of other finite and indefinite lived intangible assets recognized in the ConferenceCall.com acquisition were $7,215 and is comprised of $4,000 for trade names, $2,600 for customer lists, $435 for non-competition agreements and $180 for software. The trade names intangible asset was determined to have an indefinite life. The finite lived intangible assets are being amortized over one and one-half to five years based on the estimated remaining useful lives of the intangible assets. Amortization expense for the ConferenceCall.com finite lived intangible assets was $1,870 and $360 for 2004 and 2003, respectively.
      The intangible asset trade names for InterCall, ConferenceCall.com and ECI were determined to have an indefinite life based on management’s current intentions. We periodically review the underlying factors

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
relative to these intangible assets. If factors were to change, which would indicate the need to assign a definite life to these assets, we will do so and commence amortization.
      Below is a summary of other intangible assets, at acquired cost, by reporting segment as of December 31, 2004 and 2003:

	Communication	Conferencing	Receivables
	Services	Services	Management	Combined

	(Dollars in thousands except per share amounts)
As of December 31, 2004
Customer lists	$5,677	$48,494	$23,010	$77,181
Trade names	831	29,288	635	30,754
Patents	14,753	—	—	14,753
Other intangible assets	1,996	1,159	2,550	5,705

Total	$23,257	$78,941	$26,195	$128,393

As of December 31, 2003
Customer lists	$5,677	$52,510	$9,010	$67,197
Trade names	831	24,110	635	25,576
Patents	14,753	97	—	14,850
Other intangible assets	1,996	2,230	450	4,676

Total	$23,257	$78,947	$10,095	$112,299

4.	Portfolio Receivables
      Changes in purchased receivable portfolios since the acquisition of Worldwide on August 1, 2004 through December 31, 2004, were as follows:

Amount in thousands
Beginning balance	$—
Amounts acquired through Worldwide acquisition	74,573
Investment in purchased receivables, net of returned accounts	28,683
Collections applied to principal of portfolio receivable	(19,713)

Balance at December 31, 2004	83,543
Less: current portion	26,646

Portfolio receivables, net of current portion	$56,897

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

5.	Property and Equipment
      Property and equipment, at cost consisted of the following:

	December 31,

	2004	2003

Land and improvements	$7,400	$7,580
Buildings	58,947	58,314
Telephone and computer equipment	358,697	309,984
Office furniture and equipment	57,652	65,492
Leasehold improvements	64,501	61,634
Construction in progress	4,876	5,296

	$552,073	$508,300

      We lease certain land, buildings and equipment under operating leases which expire at varying dates through July 2024. Rent expense on operating leases was $21,234, $17,175 and $10,983 for the years ended December 31, 2004, 2003 and 2002, respectively, exclusive of related-party lease expense. We lease certain office space owned by a partnership whose partners are our majority stockholders. The lease was renewed on December 10, 2003 and expires in 2014. Related party lease expense was $939, $1,035 and $976 for the years ended December 31, 2004, 2003 and 2002, respectively. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month to month to five years.
      Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

	Non-Related	Related-Party	Total
	Party Operating	Operating	Operating
	Leases	Lease	Leases

Year Ending December 31,
2005	$18,688	$667	$19,355
2006	18,081	667	18,748
2007	12,782	667	13,449
2008	10,372	667	11,039
2009	6,139	667	6,806
2010 and thereafter	17,244	3,433	20,677

Total minimum obligations	$83,306	$6,768	$90,074

      We entered into an amended lease for two buildings from a development company in 2003. The development company is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 2.80%, 2.42% and 2.83% for 2004, 2003 and 2002, respectively. The aggregate lease expense on these leases with the development company and under the prior arrangement for the three years ended December 31, 2004, 2003 and 2002 were $1,130, $973 and $278, respectively. On December 13, 2004, the San Antonio building was sold and is therefore no longer

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
subject to the terms of the synthetic lease agreement. Based on our variable-rate obligation at December 31, 2004, each 50 basis point rate increase would increase annual interest expense by approximately $153. We may, at any time, elect to exercise a purchase option of approximately $30,535 for the Omaha building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At December 31, 2004 and 2003, the fair value of the guaranteed residual value for the Omaha building was approximately $1,149 and $1,368, respectively and is included in other long term assets and other long term liabilities.

6.	Accrued Expenses
      Accrued expenses consisted of the following as of:

	December 31,	December 31,
	2004	2003

Accrued wages	$40,789	$23,926
Accrued employee benefit costs	10,101	8,107
Accrued phone	9,734	11,352
Acquisition earnout commitments	8,919	7,170
Accrued other taxes (non-income related)	6,132	8,077
Customer deposits	3,359	4,927
Deferred revenue	3,917	2,102
Federal income tax payable	3,294	—
Other current liabilities	14,946	13,769

	$101,191	$79,430

7.	Portfolio Notes Payable
      Our portfolio notes payable consisted of:

December 31,
2004

Non-recourse portfolio notes payable, monthly payments bearing a variable interest at prime plus 2%, due in various installments over 20 months from date of origination, secured by receivable portfolio asset pools	$28,498
Less current maturities	20,144

Portfolio notes payable, due in 2006	$8,354

      As of September 30, 2004, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (“WAP”), we amended WAP’s revolving financing facility with a third party specialty lender, CFSC Capital Corp. XXXIV. The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we can borrow from CFSC Capital Corp. XXXIV 80% to 85% of the purchase price of each portfolio purchase made and we will fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20,000. Payments are due monthly over two years from the date of origination. At December 31, 2004, we had $28,498 of non-recourse portfolio notes payable outstanding under this facility.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

8.	Long-Term Obligations and Credit Arrangements
      On November 15, 2004, we amended and restated the two bank credit facilities we entered into during 2003. The effect of this amendment and restatement was to terminate the $200,000 four-year term loan, that had a $137,500 unpaid balance and increase the borrowing capacity of the revolving credit facility from $250,000 to $400,000. This amendment and restatement was treated as a modification as our borrowing capacity was increased. The new maturity date of the credit facility is November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At December 31, 2004, $230,000 was outstanding on the revolving credit facility, which was the highest period end balance. The average daily outstanding balance of the revolving credit facility during 2004, was $57,822. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for 2004 and 2003 was 3.42% and 2.87%, respectively. The commitment fee on the unused revolving credit facility at December 31, 2004, was 0.175%. The amended and restated facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.5 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2004.
      There were no current maturities under this credit facility at December 31, 2004. There were $22,500 of current maturities under the term loan outstanding as of December 31, 2003, which were repaid in 2004.

9.	Income Taxes
      Components of income tax expense were as follows:

	Year Ended December 31,

	2004	2003	2002

Current income tax expense:
Federal	$51,486	$49,868	$30,477
State	2,819	2,337	2,727
Foreign	5,280	2,066	—

	59,585	54,271	33,204

Deferred income tax expense (benefit):
Federal	5,895	(2,326)	6,069
State	282	(166)	433

	6,177	(2,492)	6,502

	$65,762	$51,779	$39,706

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
      A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended
	December 31,

	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
State income tax effect	1.0%	1.1%	1.6%
Other	0.8%	0.9%	0.0%

	36.8%	37.0%	36.6%

      Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

	December 31,

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$3,217	$4,045
Benefit plans	1,643	642
Accrued expenses	1,419	1,304

Total deferred tax assets	6,279	5,991

Deferred tax liabilities:
Depreciation and amortization	$38,775	$43,706
Prepaid expenses	3,048	—
Cost Recovery	3,458	—
Foreign currency translation	213	618

Total deferred tax liabilities	45,494	44,324

Net deferred tax liability	$39,215	$38,333

      The deferred tax assets at December 31, 2004 and 2003 were included in other current assets. Deferred tax liabilities at December 31, 2004 and 2003 were included in other accrued liabilities.
      In 2004, 2003, and 2002, income tax benefits attributable to employee stock option transactions of $6,221, $4,244 and $4,149, respectively were allocated to shareholders’ equity.
      In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At year-end, we believe the aggregate amount of any additional tax liabilities that may result from these examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

10.	Off-Balance Sheet Arrangements
      In addition to the synthetic lease agreement discussed in Note 5, we, through our wholly-owned subsidiary Attention, LLC, established a $20,000 revolving financing facility with a third-party specialty

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets will be purchased by Attention, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).
      We will perform collection services on the receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At December 31, 2004, the SPE had a note receivable from the QSPE for $1,578. Also, at December 31, 2004, $2,648 of the $20,000 revolving financing facility had been utilized.
      During 2004 we amended this financing facility. We agreed to finance under the amended facility the purchase of $60,000 in receivable portfolios over the next three years as follows: $10,000 by July 31, 2005, $25,000 of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Pursuant to this facility, we will be required to finance a minimum of $12,000 of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years. The QSPE will be funded through an interest bearing note issued to the third party specialty lender for 80% of each purchase and a 20% contribution from us for each purchase. The note to the third party lender is collateralized by the assets of the QSPE. In addition, we have pledged our interest in the QSPE to the third party lender to the extent cash flows generated by the portfolios cannot repay amounts owed for interest and principle due to the third party lender.

11.	Employee Benefits and Incentive Plans
      We have a 401(k) plan, which covers substantially all employees twenty-one years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were $2,484, $2,741 and $1,634 for the years ended December 31, 2004, 2003 and 2002, respectively. The 401(k) plans of Tel Mark Sales, Inc., Attention, LLC and InterCall, Inc. were merged into our 401(k) plan in 2003. The Dakotah Direct II, LLC 401(k) plan was merged into our plan during 2002.
      We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, limited to the same maximums as those of the 401(k) plan. Our total contributions under the plan were $644, $599 and $428 for the years ended December 31, 2004, 2003 and 2002.
      Effective January 2003, we established our Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or notionally in our Common Stock (“Common Shares”). We match 50% of any amounts notionally invested in Common Shares, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year. The Deferred Compensation Plan and any earnings thereon shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
general creditors. Our total contributions under the plan were $655 and $478 for the years ended December 31, 2004 and 2003.
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
      The following table presents the activity of the stock options for each of the fiscal years ended December 31, 2004, 2003 and 2002 and the stock options outstanding at the end of the respective fiscal years:

	Stock Option	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2002	5,198,240	$11.4626
Granted	338,000	23.1665
Canceled	(279,165)	9.9765
Exercised	(876,619)	9.7803

Outstanding at December 31, 2002	4,380,456	12.7981
Granted	2,797,973	19.9348
Canceled	(119,331)	15.7876
Exercised	(830,116)	9.9879

Outstanding at December 31, 2003	6,228,982	16.3210
Granted	1,764,001	25.6800
Canceled	(135,141)	22.7600
Exercised	(1,085,984)	13.4200

Outstanding at December 31, 2004	6,771,858	$19.1000

Shares available for future grants at December 31, 2004	947,408

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
      The following table summarizes information about our employee stock options outstanding at December 31, 2004:

		Weighted
		Average	Weighted		Weighted
	Stock Option	Remaining	Average		Average
	Shares	Contractual	Exercise	Stock Option	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price

$ 8.00 - $ 9.68	4,000	4.4	$8.00	4,000	$8.00
$ 9.69 - 12.648	1,840,998	4.7	$9.73	1,747,898	$9.74
$12.6481 - 15.81	135,075	8.1	$14.15	60,189	$14.17
$15.82 - 18.972	1,614,873	8.1	$17.68	297,072	$17.96
$18.973 - 22.134	136,630	6.5	$20.86	97,910	$20.88
$22.135 - 25.296	1,870,131	8.8	$24.33	217,788	$23.86
$25.2961 - 28.458	677,333	7.8	$26.39	260,311	$26.38
$28.459 - 31.62	492,818	9.4	$29.75	31,019	$31.62

$ 8.00 - $31.62	6,771,858	7.4	$19.10	2,716,187	$14.11

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
      During June 2002, we adopted the 2002 Employee Stock Purchase Plan (The “2002 Stock Purchase Plan”). The terms of the 2002 Stock Purchase Plan are substantially the same as the terms of the 1997 Stock Purchase Plan described above. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($26.51 at July 1, 2004). No shares were issued under the plan in 2004. On June 30, 2003, 28,170 shares were issued under the plan. After this distribution the maximum number of Common Shares available for sale under the 2002 Stock Purchase Plan was 1,937,362 Common Shares.

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
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)
amount. We believe, except for the items discussed below for which we are currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.
      Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West received an amended complaint and filed a renewed demurrer. The Court on January 24, 2005 entered an order sustaining West and WTC’s demurrer with respect to five of the seven causes of action including all causes of action that allow punitive damages.
      Plaintiffs had previously filed a complaint in the United States District Court for the Southern District of California against WTC and West and MemberWorks Incorporated alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MemberWorks Incorporated and refiled her claims as to WTC and West in the Superior Court of San Diego County, California. Plaintiff in the state action has contended in her pleadings that the order of dismissal in federal court was not a final order and that the federal case is still pending. The District Court on December 30, 2004 affirmed the arbitration award between plaintiff and Memberworks Incorporated. Plaintiff filed a Notice of Appeal on January 28, 2005. WTC and West are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with these claims.
      Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs have filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group, filed bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs have filed a motion to remand the case back to state court. All defendants opposed that motion. In addition, one of the defendants moved to transfer the case from the United States District Court for the Northern District of Ohio to the Bankruptcy Court in Nevada. Plaintiffs objected to the transfer. On October 29, 2004, the district court referred the case to the Bankruptcy Court for the Northern District of Ohio. It is uncertain when the case will be tried. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

13.	Business Segments
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
      Communication Services is composed of agent-based (dedicated agent services, shared agent services, and business services), and automated services. Conferencing Services is composed of audio, video and web conferencing services. Receivables Management is composed of contingent/ third party collection services, governmental collection services, first party collection services, commercial collections and purchasing and collecting of charged-off consumer debt. The following year-to-date results for 2004 include Worldwide and ECI from the dates of acquisition, August 1, 2004 and December 1, 2004, respectively. The following year-to-date results for 2003 include InterCall and ConferenceCall.com from their dates of acquisition, May 9, 2003 and November 1, 2003, respectively.

	For the Year Ended December 31,

	2004	2003	2002

Revenue:
Communication Services	$817,718	$794,043	$808,276
Conferencing Services	302,469	160,796	n/a
Receivables Management	99,411	34,134	12,389
Intersegment eliminations	(2,215)	(632)	—

Total	$1,217,383	$988,341	$820,665

Operating Income:
Communication Services	$105,638	$109,981	$105,500
Conferencing Services	67,264	33,180	n/a
Receivables Management	14,989	(52)	1,003

Total	$187,891	$143,109	$106,503

Depreciation and Amortization (Included in Operating Income):
Communication Services	$64,426	$65,210	$60,411
Conferencing Services	29,593	18,576	n/a
Receivables Management	6,166	2,680	1,372

Total	$100,185	$86,466	$61,783

Capital Expenditures:
Communication Services	$41,871	$31,007	$45,690
Conferencing Services	13,440	5,710	n/a
Receivables Management	2,396	1,157	174
Corporate	2,179	8,378	14,185

Total	$59,886	$46,252	$60,049

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

	As of	As of	As of
	December 31,	December 31,	December 31,
	2004	2003	2002

Assets:
Communication Services	$370,527	$380,821	$441,588
Conferencing Services	549,540	501,826	n/a
Receivables Management	271,977	69,903	67,180
Corporate	79,162	63,313	162,054

Total	$1,271,206	$1,015,863	$670,822

      There are no material revenues, or assets outside the United States.
      For the years ended December 31, 2004, 2003 and 2002, our largest 100 clients represented 69%, 77% and 89% of total revenue. We had one customer, AT&T, who accounted for 9% of total revenue for the year ended December 31, 2004 and 15% and 19% of total revenue for the years ended December 31, 2003 and 2002, respectively.

14.	Concentration of Credit Risk
      Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2004, three customers accounted for $38,792 or 18.9% of gross accounts receivable, compared to $56,231, or 34.8% of gross receivables at December 31, 2003. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. As of February 7, 2005, $30,968 of the $38,792 of the December 31, 2004 gross accounts receivable, noted above had been collected.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

15.	Supplemental Cash Flow Information
      The following table summarizes supplemental information about our cash flows for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,

	2004	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,680	$4,744	$2,286
Cash paid during the period for income taxes	$48,778	$42,749	$29,709
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$—	$—	$16,138
Future obligation related to acquisitions	$3,669	$2,170	$24,252
Acquisition of minority interest in subsidiary	$—	$3,129	$—
Restricted stock issued in the purchase of minority interest in a subsidiary	$—	$2,418	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of restricted stock	$1,000	$—	$1,346

16.	Quarterly Results of Operations (Unaudited)
      The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2004 and 2003.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenue	$289,368	$283,684	$307,613	$336,718
Cost of services	125,934	123,550	137,858	154,637

Gross Profit	163,434	160,134	169,755	182,081

Net income	$27,427	$26,755	$28,511	$30,478

Earnings per common share:
Basic	$0.41	$0.40	$0.42	$0.45
Diluted	$0.40	$0.39	$0.41	$0.43

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenue	$216,186	$237,559	$263,551	$271,045
Cost of services	103,262	106,224	112,804	117,970

Gross Profit	112,924	131,335	150,747	153,075

Net income	$20,095	$20,861	$24,368	$22,552

Earnings per common share:
Basic	$0.30	$0.31	$0.37	$0.34
Diluted	$0.30	$0.30	$0.35	$0.33

Schedule II
WEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2004

		Reserves	Additions —
	Balance	Obtained	Charged to	Deductions —
	Beginning	with	Cost and	Amounts	Balance
Description	of Year	Acquisitions	Expenses	Charged-Off	End of Year

	(Amounts in thousands)
December 31, 2004 — Allowance for doubtful accounts — Accounts and notes receivable	$11,208	$1,107	$5,706	$7,999	$10,022

December 31, 2003 — Allowance for doubtful accounts — Accounts and notes receivable	$6,139	$2,007	$9,979	$6,917	$11,208

December 31, 2002 — Allowance for doubtful accounts — Accounts and notes receivable	$9,893	$155	$24,487	$28,396	$6,139

      The year end balance in the allowance for doubtful accounts — accounts and notes receivable (current) for the years ended 2004, 2003 and 2002 was $10,022, $9,131 and $5,139, respectively. The year end balance in the allowance for doubtful accounts — long-term notes receivable for the years ended 2004, 2003 and 2002 was $0, $2,077 and $1,000, respectively.

S-1

EXHIBIT INDEX
      Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Sequential
Exhibit		Page
Number	Description	Number

2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)	*
2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)	*
2.03	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC; BuyDebtCo; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna, Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 9, 2004.
2.04	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 9, 2004).
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.02 to Form 8-K dated December 29, 2001)	*
3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.01 to Form 8-K dated February 16, 2005)	*
10.01	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.01 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)	*
10.02	Amended and Restated 1996 Stock Incentive Plan	*
10.03	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended February 11, 2005	**
10.04	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended February 11, 2005	**
10.05	Stock Redemption Agreement, dated April 9, 1996, by and among Gary L. West and Mary E West (incorporated by reference to Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)	*
10.06	Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L West, Mary E. West and the Company (incorporated by reference to Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)	*
10.07	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership, amended December 10, 2003	*
10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended February 11, 2005	**
10.09	Amended and Restated Employee Stock Purchase Plan	*
10.10	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended February 11, 2005	**
10.11	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended February 11, 2005	**
10.12	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended February 11, 2005	**

Sequential
Exhibit		Page
Number	Description	Number

10.13	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended February 11, 2005	**
10.14	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended February 11, 2005	**
10.15	Employment Agreement between the Company and Michael E. Mazour, dated January 9, 2004 as amended February 11, 2005	**
10.16	Restricted Stock Agreement between the Company and Paul M. Mendlik dated September 12, 2002 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 4, 2002)	*
10.17	Amended and Restated Nonqualified Deferred Compensation Plan	*
10.18	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended February 11, 2005	**
10.19	Amended and Restated Credit Agreement, dated November 15, 2004, among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein	**
10.20	Employment Agreement between the Company and James F. Richards, dated July 23, 2002, as amended February 11, 2005	**
10.21	Participation Agreement, dated May 9, 2003, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 8, 2004)	*
10.22	First amendment to the Participation Agreement, dated October 31, 2003, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 8, 2004)	*
10.23	Second amendment to the Participation Agreement, dated January 22, 2004, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 8, 2004)	*
10.24	Third amendment to the Participation Agreement, dated August 9, 2004, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein	**
10.25	Fourth amendment to the Participation Agreement, dated November 15, 2004, among West Facilities Corporation, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Secured Parties and the banks named therein	**
21.01	Subsidiaries	**
23.01	Consent of Deloitte & Touche LLP	**
31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Indicates that the page number for such item is not applicable.

**	Filed herewith