Form 10-K/A
period 2004-12-31
WEST CORP
filed 2005-04-29
CIK 1024657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/ A
(Amendment No. 1)

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

EXPLANATORY NOTE
      We are filing this Amendment No. 1 (this “Amendment”) to Registrant’s Annual Report on Form 10-K/ A to provide the information required by Part III. In view of our intention to hold our 2005 annual meeting of stockholders on June 10, 2005, our 2005 proxy statement will not be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year. This Amendment only amends Part III of the original Form 10-K as set forth herein.

Item 10.	Directors and Executive Officers of the Registrant
Directors
      Thomas B. Barker (Age 50) Director since 1997. Mr. Barker joined us in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West in March 1995. He was promoted to President and Chief Executive Officer in September of 1998. He is currently our Chief Executive Officer. His term will expire in 2006.
      William E. Fisher (Age 58) Director since 1997. Mr. Fisher is the Chairman of the Board of SJE Holdings, a regional coffee chain. Previously, he was President of Global Software Services, with CSG Systems, Inc., and served in that role from September 2001 until his retirement in September 2004. Prior to the position with Global Software Services, he was the founder, Chairman of the Board and Chief Executive Officer of Transaction Systems Architects, Inc. (“TSAI”) from its inception in 1993 until he retired from the company in May 2001. TSAI is an Omaha-based company that develops, markets and supports a broad line of software products and services primarily focused on facilitating electronic payments. His term will expire in 2006.
      George H. Krauss (Age 62) Director since 2001. Mr. Krauss is Of Counsel to Kutak Rock LLP, a law firm, and a consultant to America First Companies, an investment company in Omaha, Nebraska. Mr. Krauss was a partner of Kutak Rock from 1975 to 1997 and became Of Counsel in 1997. Mr. Krauss is a director of Gateway, Inc. and America First Mortgage Investments, Inc. He is also a director of a number of closely held companies and investment firms. His term will expire in 2007.
      Greg T. Sloma (Age 53) Director since 1997. Mr. Sloma was appointed to the Board of Directors in 1997. In August 2004, Mr. Sloma became President and Chief Financial Officer of SpeedNet Services, Inc., a broadband wireless Internet Service Provider. Previously, he was Executive Vice President and Chief Financial Officer of SpeedNet Services, Inc. From July 2001 to January 2004, Mr. Sloma was Vice Chairman, Director of Mergers & Acquisitions of Data Transmission Network Corporation (“DTN”), an Omaha based provider of electronic information and communication services. Prior to holding that position, Mr. Sloma served as DTN’s President and Chief Executive Officer. He was an employee of DTN beginning in April 1993, holding the positions of President & Chief Operating Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Operating Officer. Prior to joining DTN, Mr. Sloma was a partner at Deloitte & Touche LLP specializing in tax consulting. He has been nominated for re-election at the annual shareholder meeting.
      Gary L. West (Age 60) Director since 1987. Mr. West co-founded WATS Marketing of America in 1978 and remained with that company until 1985. He joined West in July 1987 after the expiration of a noncompetition agreement with WATS. Mr. West has served as our Chairman of the Board of Directors since joining West. Gary West and Mary West are husband and wife. He has been nominated for re-election at the annual shareholder meeting.
      Mary E. West (Age 59) Director since 1986. Mrs. West co-founded WATS Marketing of America in 1978 and remained with that company until December 1985. In January 1986, she founded West. Mrs. West has served as our Vice Chair of the Board of Directors since 1987. Mary West and Gary West are wife and husband. Her term will expire in 2007.
Board Committees
      The Board has an audit committee and a compensation committee. The following describes for each committee its current membership, the number of meetings held during 2004 and its mission.
Board independence and nominating committee matters
      West is a “controlled company” as that term is defined by Nasdaq listing standards. A controlled company is a company of which more than 50% of the voting power is held by an individual, group or other company. Currently, Gary West and Mary West hold 66% of our voting power. Under Nasdaq listing standards, a controlled company like West does not need to maintain a nominating committee or a majority of independent directors on its board. However, independent directors of controlled companies are required to hold meetings at which only the independent directors are present. Our independent directors met separately twelve times during 2004.
Audit committee

William E. Fisher, George H. Krauss and Greg T. Sloma
      The audit committee met eight times in 2004. The audit committee is responsible for:

•	Meeting with our independent accountants regarding audits and the adequacy of our accounting and control systems;

•	Engaging a firm of certified independent accountants to serve as our independent accountants;

•	Authorizing all audit fees and other professional services rendered by the independent accountants;

•	Reviewing the independence of the accountants; and

•	Ensuring the objectivity of our financial statements.
      The audit committee is also responsible for preparing the audit committee report required by SEC rules.
      The Board has determined that each audit committee member is independent in accordance with Nasdaq listing standards and SEC regulations, and that William Fisher and Greg Sloma each is an “audit committee financial expert” as defined by the SEC.
Compensation committee

William E. Fisher, George H. Krauss and Greg T. Sloma
      The compensation committee met one time in 2004. The compensation committee reviews and approves our compensation and benefit programs, ensures the competitiveness of these programs and advises the Board on the development and succession for executives.
      The compensation committee is also responsible for preparing the compensation committee report required by SEC rules.
Section 16(a) beneficial ownership reporting compliance
      Our directors and executive officers file reports with the SEC indicating the number of shares of our common stock that they owned when they became a director or executive officer and, after that, any changes in their ownership of our common stock. They must also provide us with copies of these reports. These reports are required by Section 16(a) of the Securities Exchange Act of 1934. We have reviewed the copies of the reports that we have received and written representations of the accuracy of these reports from these individuals.
      Messrs. Barker, Etzler, Mendlik and Strubbe each filed one late Form 4 in connection with stock acquired in the Executive Deferred Compensation Plan, while Mr. Stangl filed two late Form 4’s in connection with stock acquired in the Executive Deferred Compensation Plan. Messrs. Lavin, Stangl and Sturgeon each filed one late Form 4 in connection with the sale of stock through exercising stock options. Mr. Sloma filed one late Form 4 in connection with the sale of stock by his dependent child. Except for the foregoing, during 2004 the directors and executive officers complied with all Section 16(a) reporting requirements.
Code of Ethics
      West has adopted a Code of Ethical Business Conduct that applies to its directors and executive officers, including its chief executive officer and chief financial officer. A copy of West’s Code of Ethical Business Conduct may be obtained without charge by sending a written request to West Corporation, 11808 Miracle

Hills Drive, Omaha, Nebraska 68154. The Code of Ethical Business Conduct is also available on West’s website at www.west.com.

Item 11.	Executive Compensation
Executive compensation
      The following table summarizes the compensation paid to our chief executive officer and our four other most highly compensated executive officers. There were no stock appreciation rights outstanding during the fiscal year ended December 31, 2004.

					Long-Term
					Compensation
					Awards
		Annual Compensation		Restricted	Securities
	Fiscal			Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards (#)	Options (#)	Compensation ($)(1)

Thomas B. Barker	2004	741,538	1,321,790	—	142,858	65,164
Chief Executive Officer	2003	475,000	1,168,364	—	360,450	76,495
and Director	2002	475,000	—	—	50,000	16,075

Nancee R. Berger	2004	494,454	883,379	—	114,286	17,681
President and Chief	2003	310,000	653,275	—	286,982	15,979
Operating Officer	2002	290,000	—	—	—	16,075

J. Scott Etzler	2004	411,080	544,755	—	10,000	14,559
President — InterCall Inc.(2)	2003	457,544	2,740,034	—	35,000	10,793

Paul M. Mendlik	2004	250,000	469,356	—	100,000	262,217
Chief Financial Officer,	2003	250,000	374,610	—	100,000	254,777
Executive Vice President —	2002	36,960	41,667	80,000	—	3,306
CFO and Treasurer(3)

Todd B. Strubbe	2004	250,000	451,503	—	—	31,767
President, — West Direct,	2003	250,000	400,000	—	—	48,884
Inc. and West Interactive	2002	250,000	100,000	—	—	55,571
Corporation(4)

(1)	These amounts reflect matching contributions made on behalf of each officer pursuant to our 401(k) Plan, Executive Retirement Savings Plan or Non-Qualified Deferred Compensation Plan and medical, dental and life insurance premiums paid on behalf of each officer. Mr. Etzler’s other compensation also includes a car allowance of $7,200 and $4,800 in 2004 and 2003, respectively.

(2)	Mr. Etzler joined West as the President of InterCall Inc. upon the acquisition of InterCall on May 9, 2003. His 2003 compensation includes a $2,000,000 bonus paid by InterCall upon the closing of the acquisition.

(3)	Mr. Mendlik joined us in November 2002. Mr. Mendlik entered into restricted stock agreements with us pursuant to which he received 80,000 shares of our restricted common stock. Twenty percent of these shares vested on January 1, 2003 another twenty percent vested on November 4, 2004. The remaining shares will vest on the third, fourth and fifth anniversaries of the date of grant. The restricted shares are subject to forfeiture until vested. Mr. Mendlik has the right to vote and receive dividends on these shares even if they have not vested. The fair value of these shares on the grant date was $1,346,000 or $16.825 per share. During 2004, Mr. Mendlik sold 16,000 shares under a 10 b 5-1 trading plan. At December 31, 2004, the remaining 64,000 shares had a market value of $2,119,040. We recognize compensation expense over the vesting period. During 2002, 2003 and 2004, we recognized $269,200, $403,047 and $323,036 as compensation, respectively.

(4)	Mr. Strubbe joined West Direct in July 2001. Mr. Strubbe received $47,342 for moving expenses in 2002. This amount is included in other compensation.

Employment agreements
      We have employment agreements with each of the executive officers named in the summary compensation table. The agreements specify a base salary and performance-based bonuses. Mr. Barker’s employment agreement for 2005 provides that he is our chief executive officer and receives an annual base salary of $750,000. Ms. Berger’s employment agreement for 2005 provides that she is our president and chief operating officer and receives an annual base salary of $500,000. Mr. Etzler’s employment agreement for 2005 provides that he is the president of InterCall and receives an annual base salary of $425,000. Mr. Mendlik’s employment agreement for 2005 provides that he is our executive vice president, chief financial officer and treasurer and receives an annual base salary of $385,000. Mr. Strubbe’s employment agreement for 2005 provides that he is the president of West Direct Inc. and West Interactive Corporation and receives an annual base salary of $250,000.
      The agreements automatically renew each year unless the parties to the agreement give notice of non-renewal. In the event of death, termination for any reason or resignation, we will pay any salary earned through the date of termination, any bonus earned at the end of the month immediately preceding the date of termination and all vested benefits, if any, as of the date of termination. In the event of termination without cause, or resignation, the executive will or may remain as a consultant to us for a period of time that varies from twelve to twenty-four months depending upon the executive.

Option grants in 2004
      The following table summarizes options granted during 2004 to the persons named in the summary compensation table.

					Potential Realized Value at
		% of Total			Assumed Annual Rates of
	Number of	Options			Stock Price Appreciation for
	Securities	Granted to			Option Term
	Underlying	Employees in	Exercise Price	Expiration
Name	Options (#)	Fiscal Year	($/share)	Date	5% ($)	10% ($)

Thomas B. Barker	35,714	2.0%	23.37	01/02/14	1,359,534	2,164,831
	35,714	2.0%	24.79	04/01/14	1,442,142	2,296,370
	35,714	2.0%	25.20	07/01/14	1,465,993	2,334,350
	35,716	2.0%	29.48	10/01/14	1,715,076	2,730,971

	142,858	8.0%			5,982,745	9,526,522

Nancee R. Berger	28,571	1.6%	23.37	01/02/14	1,087,620	1,731,853
	28,571	1.6%	24.79	04/01/14	1,153,705	1,837,083
	28,571	1.6%	25.20	07/01/14	1,172,787	1,867,467
	28,573	1.6%	29.48	10/01/14	1,372,070	2,184,792

	114,286	6.4%			4,786,182	7,621,195

J. Scott Etzler	2,500	0.1%	23.37	01/02/14	95,168	151,539
	2,500	0.1%	24.79	04/01/14	100,951	160,747
	2,500	0.1%	25.20	07/01/14	102,620	163,406
	2,500	0.1%	29.48	10/01/14	120,050	191,159

	10,000	0.4%			418,789	666,851

Paul M. Mendlik	25,000	1.4%	23.37	01/02/14	951,682	1,515,394
	25,000	1.4%	24.79	04/01/14	1,009,507	1,607,472
	25,000	1.4%	25.20	07/01/14	1,026,204	1,634,058
	25,000	1.4%	29.48	10/01/14	1,200,495	1,911,588

	100,000	5.6%			4,187,888	6,668,512

Todd B. Strubbe	—	—	—		—	—

Aggregate option exercises in 2004 and option values
      The following table summarizes aggregate option exercises in 2004 and their values.

			Number of Securities
			Underlying		Value of Unexercised
			Unexercised Options at		in-the Money Options
	Shares		Fiscal Year-End(#)		at Fiscal Year-End($)
	Acquired on	Value
Name	Exercise (#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Thomas B. Barker	—	—	915,114	438,194	20,171,491	4,858,629
Nancee R. Berger	—	—	596,747	329,521	13,238,252	3,669,955
J. Scott Etzler	—	—	8,750	36,250	67,244	275,731
Paul M. Mendlik	—	—	25,000	175,000	288,219	1,604,656
Todd B. Strubbe	—	—	37,500	12,500	465,563	155,188

Director compensation

Director fees and expenses
      In 2004, non-employee directors received an annual retainer of $35,000. In addition, audit committee members receive $10,500 for the year-end audit committee meeting. Non-employee directors may elect to participate in our deferred compensation plan with matching contributions provided by us. During 2004, Messrs. Fisher, Krauss and Sloma, our non-employee directors, each received $45,500 in directors’ fees.
      In addition, we reimburse directors for all reasonable expenses incurred in connection with their attendance at Board meetings.

Stock incentive plan
      Directors are granted options to acquire 14,000 shares of common stock when they are first elected to the Board. For this initial grant, options for 6,000 shares vest on the first anniversary of the date of grant and options for 4,000 shares vest on the second and third anniversary of the date of grant.
      Thereafter, directors are also granted options to purchase 5,000 shares of common stock as of each annual meeting provided they remain a director at such time. For these annual grants, options for 1,000 shares vest on the first anniversary of the date of grant and options for 2,000 shares vest on the second and third anniversary of the date of grant.

Compensation committee interlocks and insider participation
      Our compensation committee is composed of William E. Fisher, George H. Krauss and Greg T. Sloma. No member of our compensation committee is, or was during 2004, an executive officer of another company whose board of directors has a comparable committee on which one of our executive officers serves. We lease a building that is owned by a partnership controlled by Gary L. West and Mary E. West. Additional information about this lease is described in Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security ownership
      The following table summarizes the beneficial ownership of our common stock as of April 15, 2005 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each director and nominee for director;

•	each executive officer; and

•	all directors and executive officers as a group.

	Amount	Percent of
Name and Address of Beneficial Owners(1)	Beneficially Owned	Common Shares

Gary L. West(2)	45,462,363	66.4%
Mary E. West(2)	45,462,363	66.4%
Thomas B. Barker(3)	1,129,601	1.7%
Greg T. Sloma(4)	32,850	*
William E. Fisher(5)	19,500	*
George H. Krauss(6)	23,000	*
Nancee R. Berger(7)	693,871	1.0%
J. Scott Etzler(8)	10,000	*

	Amount	Percent of
Name and Address of Beneficial Owners(1)	Beneficially Owned	Common Shares

Paul M. Mendlik(9)	114,000	*
Todd B. Strubbe(10)	116,002	*
All directors and executive officers as a group (14 persons)(11)	47,986,288	70.1%

*	Less than 1%

(1)	The address of each of our executive officers and directors is c/o West Corporation, 11808 Miracle Hills Drive, Omaha, Nebraska 68154.

(2)	Shares held by Gary and Mary West are held in joint tenancy with right of survivorship. Voting power of these shares is shared between them.

(3)	Includes 1,011,477 shares subject to options.

(4)	Includes 450 shares held by Mr. Sloma’s daughter and 1,400 shares held by Mr. Sloma’s son. Also includes 31,000 shares subject to options.

(5)	Includes 19,000 shares subject to options.

(6)	Includes 23,000 shares subject to options.

(7)	Includes 668,492 shares subject to options.

(8)	Includes 10,000 shares subject to options.

(9)	Includes 50,000 shares subject to options.

(10)	Includes 37,500 shares subject to options.

(11)	Includes 2,234,725 shares subject to options.
      The table above does not include 159,847 shares notionally granted under our Nonqualified Deferred Compensation Plan at April 14, 2005. These shares have not been granted, do not carry voting rights and cannot be sold until the end of the deferral periods, which begin in 2008.
      Except as otherwise noted, each person named in the table above has sole voting and investment power with respect to the shares. Beneficial ownership and percentages are calculated in accordance with SEC rules. Beneficial ownership includes shares subject to options that are currently exercisable or exercisable within 60 days following April 15, 2005.

Item 13.	Certain Relationships and Related Transactions
Lease
      We lease a building located at 9910 Maple Street, Omaha, Nebraska, which houses a contact center and several administrative support departments. The building has 43,000 square feet of leasable space and sits on approximately 4.4 acres. This building is owned by 99-Maple Partnership, a partnership owned and controlled by Gary L. West, our Chairman, and Mary E. West, our Vice Chair and Secretary. This lease commenced on April 1, 1988, and was renewed most recently on December 10, 2003, for a term of ten years. In accordance with the previous arrangement, the rent will be $89,635 per month between September 1, 2003 and August 31, 2004, $55,542 per month between September 1, 2004 and August 31, 2009 and $60,917 per month between September 1, 2009 and August 31, 2014. In addition to payment of rent, we are obligated to pay all taxes, insurance and maintenance pertaining to the building.

Item 14.	Principal Accountant Fees and Services
Deloitte & Touche LLP
      The audit committee has appointed Deloitte & Touche LLP (“D&T”) as external auditor to audit our financial statements for the year ending December 31, 2005.

      All services were reviewed with our audit committee and senior management to confirm that the performance of such services was consistent with maintaining D&T’s independence.
Fees
      The following table summarizes the fees we paid to D&T in 2004 and 2003.

Fee Type	2004	2003

Audit	$591,265	$308,350
Audit-related	80,000	402,442
Tax	337,896	302,057
All other	—	—

Total	$1,009,161	$1,012,849
      Audit Fees — Audit fees consist of fees paid for the audits of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q. The increase in fees from 2003 to 2004 was primarily due to the acquisition of Worldwide and the resulting increase in the size of the engagement and hours required to perform additional audit functions to comply with the attestation provisions of the Sarbanes-Oxley Act of 2002.
      Audit-Related Fees — Audit-related fees consist of fees paid for our SEC filings, advisory services and the audit of our 401(k) Plan.
      Tax Fees — Tax fees consist of fees paid for recurring tax consultation, state tax credit incentive programs, employment tax planning, transfer pricing studies and international tax consultation.
      Our audit committee pre-approved all of the foregoing services.

EXHIBIT INDEX

Exhibit
Number

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

Thomas B. Barker
Chief Executive Officer
(Principal Executive Officer)
April 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Registrant’s Annual Report on Form 10-K/ A has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Thomas B. Barker Thomas B. Barker	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2005

/s/ Paul M. Mendlik Paul M. Mendlik	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 29, 2005