Form 10-Q
period 2005-03-31
WEST CORP
filed 2005-05-05
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At April 22, 2005, 68,468,516 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of West Corporation Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2005, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 29, 2005

WEST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
REVENUE	$359,557	$289,368
COST OF SERVICES	165,937	125,934
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	134,541	118,695

OPERATING INCOME	59,079	44,739

OTHER INCOME (EXPENSE):
Interest income	315	61
Interest expense	(2,830)	(1,605)
Other, net	153	271

Other income (expense)	(2,362)	(1,273)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	56,717	43,466

INCOME TAX EXPENSE	19,480	16,039

INCOME BEFORE MINORITY INTEREST	37,237	27,427

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	3,697	—

NET INCOME	$33,540	$27,427

EARNINGS PER COMMON SHARE:
Basic	$0.49	$0.41

Diluted	$0.47	$0.40

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	68,414	67,297
Dilutive impact of potential common shares from stock options	2,391	1,457

Diluted common shares	70,805	68,754

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,976	$21,939
Trust cash	12,673	10,633
Accounts receivable, net of allowance of $10,264 and $10,022	192,301	195,598
Portfolio receivables, current portion	30,216	26,646
Other current assets	27,716	27,244

Total current assets	283,882	282,060
PROPERTY AND EQUIPMENT:
Property and equipment	562,007	552,073
Accumulated depreciation and amortization	(343,696)	(328,963)

Total property and equipment, net	218,311	223,110
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	55,342	56,897
GOODWILL	579,535	573,885
INTANGIBLE ASSETS, net of accumulated amortization of $33,507 and $29,365	93,158	99,028
NOTES RECEIVABLE AND OTHER ASSETS	41,556	36,226

TOTAL ASSETS	$1,271,784	$1,271,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,402	$39,420
Accrued expenses	89,783	97,897
Current maturities of portfolio notes payable	21,343	20,144
Income tax payable	18,789	3,294

Total current liabilities	161,317	160,755
PORTFOLIO NOTES PAYABLE, less current maturities	9,428	8,354
LONG TERM OBLIGATIONS, less current maturities	190,000	230,000
DEFERRED INCOME TAXES	40,483	42,733
OTHER LONG TERM LIABILITIES	31,741	27,769
MINORITY INTEREST	14,239	12,140
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding.	—	—
Common stock $0.01 par value, 200,000 shares authorized, 68,521 shares issued and 68,449 outstanding and 68,452 shares issued and 68,380 outstanding	686	685
Additional paid-in capital	246,063	244,747
Retained earnings	582,956	549,416
Accumulated other comprehensive loss	(287)	(193)
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (145 and 157 shares)	(2,145)	(2,503)

Total stockholders’ equity	824,576	789,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,271,784	$1,271,206

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,540	$27,427
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,155	24,647
Deferred income tax benefit	(10)	(1,954)
Minority interest in earnings, net of distributions of $1,598 and $0	2,099	—
Other	54	71
Changes in operating assets and liabilities
Trust cash	(2,040)	(2,046)
Accounts receivable	3,136	(2,796)
Other assets	(7,019)	(8,290)
Accounts payable	(8,018)	(5,066)
Other liabilities, accrued expenses and income tax payable	9,419	22,626

Net cash flows from operating activities	57,316	54,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,331)	(12,503)
Purchases of portfolio receivables, net	(18,267)	—
Collections applied to principal of portfolio receivable	16,252	—
Proceeds from payments of notes receivable	161	718
Issuance of notes receivable	(3,450)	—
Other	(123)	12

Net cash flows from investing activities	(21,758)	(11,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of portfolio notes payable	16,014	—
Payments of portfolio notes payable	(13,741)	—
Net change in revolving credit facility	(40,000)	(32,000)
Proceeds from stock options exercised	1,081	919

Net cash flows from financing activities	(36,646)	(31,081)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	125	160
NET CHANGE IN CASH AND CASH EQUIVALENTS	(963)	11,925
CASH AND CASH EQUIVALENTS, Beginning of period	21,939	21,898

CASH AND CASH EQUIVALENTS, End of period	$20,976	$33,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,721	$1,339

Cash paid during the period for income taxes	$1,475	$1,380

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION

     Business Description — West Corporation provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients efficiently maximize the value of their customer relationships and derive greater value from each transaction that we process. Some of the nation’s leading enterprises trust us to manage their most important customer contacts and communication transactions. Companies in highly competitive industries choose us for our ability to efficiently and cost effectively deliver large and complex services and our ability to provide a broad portfolio of voice transaction services. We deliver our services through three segments; Communication Services, Conferencing Services and Receivables Management. Each segment leverages our core competencies of managing technology, telephony and human capital.

     Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of services driven by both customer–initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention and customer care. Our agent communication services are primarily consumer applications but we also support business-to-business applications. Our automated services operate over 133,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting, and call routing and call transfer services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, India, Jamaica, and the Philippines. Our home agent service utilizes agents throughout the United States.

     Our conferencing services include an integrated suite of audio, video and web conferencing services. These worldwide services range from basic automated solutions to highly complex, operator-assisted and event-driven solutions. Our video conferencing services provide basic video conferencing with the additional ability to visually share documents and presentations. Our web conferencing services provide web conferencing and interactive web-casting services. Our Conferencing Services segment operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan and New Zealand.

     Our receivables management operations include first party collections, contingent / third-party collections, governmental collections, commercial collections, and purchasing and collecting charged-off consumer and commercial debt. Charged-off debt consists of defaulted obligations of individuals and companies to credit originators, such as credit card issuers, consumer finance companies, and other holders of debt. The Receivables Management segment also provides contingent / third party collections, first party collection efforts on pre-charged-off receivables, and collection services for the U.S. Department of Education and other governmental agencies. Our Receivables Management segment operates facilities in the United States, Jamaica and Mexico.

     The unaudited consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2005 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

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

     Revenue recognition – The Communication Services segment recognizes revenue for customer-initiated, agent-based services, including order processing, customer acquisition, customer retention and customer care, in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients. For agent-based services that are initiated by us, including order processing, customer acquisition, customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that we place calls to consumers on behalf of our clients. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration or per call.

     The Conferencing Services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

     The Receivables Management segment recognizes revenue for contingent / third party collection services and governmental collection services in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First party collection services on pre-charged off receivables are recognized on an hourly rate basis. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; and therefore, we utilize the effective interest method of accounting for our purchased receivables. We adopted American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer,” (SOP 03-3) on January 1, 2005. SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense is established in the current period for the amount required to maintain the original internal rate of return, or “IRR”, expectations. Prior guidance required lowering the IRR for the remaining life of the portfolio. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which will set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material.

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

     Cash and Cash Equivalents - We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents. Due to the continued growth in trust cash, we have separately classified trust cash on our balance sheet which was previously included in cash and cash equivalents.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Trust Cash — Trust cash represents cash collected on behalf of our clients that has not yet been remitted to them. A corresponding liability is recorded in accounts payable.

     Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005 the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Therefore, the required effective date for West is January 1, 2006.

     Stock Based Compensation — We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the three months ended March 31, 2005 or 2004.

     For purposes of the following disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had our stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation; net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been reduced to the following pro forma amounts:

	Three months ended March 31,
	2005	2004
Net income(in thousand):
As reported	$33,540	$27,427
Pro forma	$30,353	$23,534
Earnings per common share:
Basic as reported	$0.49	$0.41
Diluted as reported	$0.47	$0.40
Pro forma basic	$0.44	$0.35
Pro forma diluted	$0.43	$0.34

     The weighted average fair value per share of options granted in the three months ended March 31, 2005 and 2004 was $9.95 and $10.07, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.35%	2.0%
Dividend yield	0.0%	0.0%
Expected volatility	25.2%	38.0%
Expected life (years)	5.2	4.5

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. ACQUISITIONS

     Worldwide

     On August 1, 2004, we acquired 100% of the equity interests of Worldwide for cash of $133,443, net of cash received of $10,639, assumed debt and other liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our existing bank credit facility. Worldwide is a leading purchaser and collector of delinquent accounts receivable portfolios from consumer credit originators. Its primary areas of operations include purchasing and collecting charged-off consumer debt, governmental collections and contingent / third-party collections. The results of operations of Worldwide have been consolidated with our operating results since the acquisition date, August 1, 2004.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 1, 2004. We are in the process of finalizing the third-party valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands)
August 1, 2004
Current assets	$22,306
Portfolio receivables	74,573
Property and equipment	3,345
Other assets	111
Intangible assets	16,100
Goodwill	76,653

Total assets acquired	193,088

Current liabilities	6,237
Portfolio notes payable	31,769
Other liabilities	1,130
Liability to lender from loan participation feature	9,870

Total liabilities assumed	49,006

Net assets acquired	$144,082

     ECI

     On December 1, 2004, we acquired 100% of the equity interests in ECI Conference Call Services LLC (“ECI”) for cash of $53,207 net of cash received of $617, assumed debt and other liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our existing bank credit facility. ECI is a provider of conferencing services, particularly operator-assisted calls. ECI is being integrated into our conferencing segment, but will maintain its separate brand and market presence. The results of operations of ECI have been consolidated with our operating results since the acquisition date, December 1, 2004.

     Assuming the acquisitions referred to above occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three months ended March 31, 2004 would have been (in thousands, except per share amounts):

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended
March 31,
2004
Revenue	$324,946
Net Income	$29,833
Earnings per common share-basic	$0.44
Earnings per common share-diluted	$0.43

     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table presents the activity in goodwill by reporting segment for the three months ended March 31, 2005:

	Communication	Conferencing	Receivables
	Services	Services	Management	Combined
Balance at December 31, 2004	$79,789	$367,199	$126,897	$573,885
Purchase price allocation adjustments	—	2,255	(5)	2,250
Attention earn out adjustment	—	—	3,400	3,400

Balance at March 31, 2005	$79,789	$369,454	$130,292	$579,535

     We have allocated the excess of the Worldwide acquisition cost over the fair value of the assets acquired, liabilities assumed and other finite-lived intangible assets to goodwill based on an independent third-party preliminary appraisal. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, analysis, verification and review. We do not expect to finalize the Worldwide purchase price allocation and appraisal until the second quarter of 2005. Goodwill recognized in this transaction is currently estimated at $76.7 million and is deductible for tax purposes.

     We allocated the excess of the ECI acquisition cost over the fair value of the assets acquired, liabilities assumed and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of obtaining a third-party appraisal. We do not expect to finalize the ECI appraisal until the second quarter of 2005. Goodwill recognized in this transaction is currently estimated at $39.5 million and is deductible for tax purposes.

     During the three months ended March 31, 2005, we accrued an additional $3.4 million in goodwill and other long term liabilities for an earn out obligation of the Attention acquisition that now appears probable to be earned in 2005.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other intangible assets

     Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset:

				Weighted
	As of March 31, 2005			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period
Customer lists	$77,181	$(25,910)	$51,271	6.4
Trade names	26,631	—	26,631	Indefinite
Patents	14,753	(4,267)	10,486	17.0
Trade names	1,511	(1,469)	42	2.8
Other intangible assets	6,589	(1,861)	4,728	6.6

Total	$126,665	$(33,507)	$93,158

				Weighted
	As of December 31, 2004			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period
Customer lists	$77,181	$(22,243)	$54,938	6.4
Trade names	29,243	—	29,243	Indefinite
Patents	14,753	(4,050)	10,703	17.0
Trade names	1,511	(1,468)	43	2.8
Other intangible assets	5,705	(1,604)	4,101	5.4

Total	$128,393	$(29,365)	$99,028

     Amortization expense for finite lived intangible assets was $4.1 million and $3.1 million for the three months ended March 31, 2005, and 2004 respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2005 and the next five years is as follows:

2005	$15.3 million
2006	$14.5 million
2007	$14.5 million
2008	$7.8 million
2009	$4.4 million
2010	$2.9 million

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. PORTFOLIO RECEIVABLES

     Changes in purchased receivable portfolios for the three months ended March 31, 2005, were as follows:

Amount in thousands
Balance at December 31, 2004	$83,543
Investment in purchased receivables, net of returned accounts	18,267
Collections applied to principal of portfolio receivable	(16,252)

Balance at March 31, 2005	85,558
Less current portion	30,216

Portfolio receivables, net of current portion	$55,342

     5. ACCRUED EXPENSES

     Accrued expenses (in thousands) consisted of the following as of:

	March 31,	December 31,
	2005	2004
Accrued wages	$28,610	$40,789
Accrued employee benefit costs	9,603	10,101
Accrued phone	11,262	9,734
Acquisition earnout commitments	8,919	8,919
Accrued other taxes (non-income related)	6,483	6,132
Customer deposits	3,865	3,359
Deferred revenue	5,274	3,917
Other current liabilities	15,767	14,946

	$89,783	$97,897

     6. EARNINGS PER SHARE

     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At March 31, 2005 and 2004, there were 0 and 1,416,178 options outstanding, respectively, with exercise prices exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCK BASED COMPENSATION

     The following table presents the activity of the stock options for the three months ended March 31, 2005:

	Stock Option	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2004	6,771,858	$19.10
Granted	279,539	33.49
Canceled	(8,437)	25.43
Exercised	(67,841)	15.94

Outstanding at March 31, 2005	6,975,119	$19.70

Options available for future grants at March 31, 2005	676,306

     The following table summarizes information about our employee and directors stock options outstanding at March 31, 2005:

		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price
$8.00 - $10.0455	1,738,490	4.5	$9.68	1,738,490	$9.68
$10.046 - 13.394	74,750	4.3	$10.81	74,750	$10.81
$13.3941 - 16.7425	852,987	7.8	$16.20	353,515	$16.17
$16.7426 - 20.091	916,315	7.9	$18.64	223,256	$18.71
$20.0911 - 23.4395	667,287	7.9	$22.94	266,530	$22.63
$23.4396 - 26.788	1,888,399	8.4	$25.28	361,464	$25.54
$26.7881 - 30.1365	496,292	9.0	$29.22	66,098	$27.56
$30.1366 - 33.485	340,599	9.3	$33.15	29,767	$31.62

$8.00 - $33.485	6,975,119	7.3	$19.70	3,113,870	$14.63

8. Off – Balance Sheet Arrangements

     We maintain a lease for a building from a development company that is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 3.96% at March 31, 2005. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At March 31, 2005, the fair value of the guaranteed residual value for the building was approximately $1.1 million and is included in other long term assets and other long term liabilities.

     We maintain a $20.0 million revolving financing facility (Sallie Mae Facility) with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets are purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”). We agreed to finance under the facility the purchase of

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. We financed $6.5 million in receivable portfolio purchases under this agreement through March 31, 2005. Pursuant to this credit facility, we are required to finance a minimum of 20% ($10.7 million at March 31, 2005) of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lenders actual cost of funds. In certain circumstances, we may extend the three-year period to four years. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).

     We will perform collection services on the receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At March 31, 2005, the SPE had a note receivable from the QSPE for $2.4 million. Also, at March 31, 2005, $8.6 million of the $20.0 million revolving financing facility had been utilized.

9. COMPREHENSIVE INCOME

     Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

	Three months ended March 31,
	2005	2004
Net Income	$33,540	$27,427
Currency translation adjustment	(94)	90

Total comprehensive income	$33,446	$27,517

10. BUSINESS SEGMENTS

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

     Communication services is composed of agent-based (dedicated agent services, shared agent services, and business services), and automated services. Conferencing services is composed of audio, video and web conferencing services. Receivables management is composed of contingent / third party collection services, governmental collection services, first party collection services, commercial collections and purchasing and collecting of charged off consumer debt. The following year-to-date results for 2004 do not include Worldwide or ECI as they were acquired August 1, and December 1, 2004, respectively.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended March 31,
	2005	2004
Revenue:
Communication Services	$218,446	$203,742
Conferencing Services	88,192	75,228
Receivables Management	54,006	10,656
Intersegment eliminations	(1,087)	(258)

Total	$359,557	$289,368

Operating Income:
Communication Services	$30,565	$26,886
Conferencing Services	18,147	16,778
Receivables Management	10,367	1,075

Total	$59,079	$44,739

Depreciation and Amortization (Included in Operating Income)
Communication Services	$15,692	$16,639
Conferencing Services	8,204	7,285
Receivables Management	2,259	723

Total	$26,155	$24,647

Capital Expenditures:
Communication Services	$10,770	$9,380
Conferencing Services	2,870	2,792
Receivables Management	1,528	179
Corporate	1,163	152

Total	$16,331	$12,503

	As of March	As of December
	31, 2005	31, 2004
Assets:
Communication Services	$350,044	$370,527
Conferencing Services	550,205	549,540
Receivables Management	288,813	271,977
Corporate	82,722	79,162

Total	$1,271,784	$1,271,206

     There are no material revenues, or assets outside the United States.

     For the three months ended March 31, 2005 and 2004, our largest 100 clients represented 64% and 72% of our total revenue, respectively. For the three months ended March 31, 2005, we had one customer, Cingular, which accounted for 13% of our total revenue. During the same period in 2004, Cingular accounted for 7% of our total revenue. During the three months ended March 31, 2004, we had one customer, AT&T, which accounted for 11% of our total revenue. During the same period in 2005 this customer accounted for less than 10% of our total revenue.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

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

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West received an amended complaint and filed a renewed demurrer. The Court on January 24, 2005 entered an order sustaining West and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. WTC and West on February 14, 2005 filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. A hearing on that motion was held on April 22, 2005. On April 26, the Court granted judgment on the pleadings without leave to amend. The plaintiff will have 60 days from the date Notice of Entry of Judgment is issued in which to appeal.

     Plaintiff had previously filed a complaint in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West and MemberWorks Incorporated alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MemberWorks Incorporated and refiled her claims as to WTC and West in the Superior Court of San Diego County, California. Plaintiff in the state action has contended in her pleadings that the order of dismissal in federal court was not a final order and that the federal case is still pending. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and Memberworks Incorporated. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith have also filed motions to intervene in the appeal. WTC and West have joined in a motion to dismiss the appeal, filed by Memberworks Incorporated. WTC and West are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs have filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group, filed bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs have filed a motion to remand the case back to state court. All defendants opposed that motion. In addition, one of the defendants moved to transfer the case from the United States District Court for the Northern District of Ohio to the federal Bankruptcy Court in Nevada. Plaintiffs objected to the transfer. On October 29, 2004, the district court referred the case to the Bankruptcy Court for the Northern District of Ohio. On February 22, 2005, the Bankruptcy Court for the Northern District of Ohio referred the case to the Bankruptcy Court for the District of Nevada. It is uncertain when the motion for class certification will be ruled on and when the case will be tried. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

     This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	our future revenue;

•	revenue from our purchased portfolio receivables;

•	the adequacy of our available capital for future capital requirements;

•	our contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.

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

Key Events for the Three Months Ended March 31, 2005

     The following overview highlights the areas we believe are important in understanding our results of operations for the three months ended March 31, 2005. This summary is not intended as a substitute for the detail provided elsewhere in this report or for the unaudited interim Consolidated Financial Statements and Notes thereto that are included in this report.

•	24.3% increase in revenue to $359.6 million.

•	32.1% increase in operating income to $59.1 million.

•	22.3% increase in net income to $33.5 million.

     The increase in revenue was primarily due to revenue from acquired entities not included in the comparable period as well as growth in each of our segments.

     The increase in operating income and net income was driven by increased revenue, as previously noted, as well as successful SG&A cost control.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

     Revenue: For the first quarter of 2005, revenue increased $70.2 million, or 24.3%, to $359.6 million from $289.4 million for the first quarter of 2004. The increase in revenue for the three months ended March 31, 2005, including $50.5 million from the acquisitions of Worldwide and ECI. These acquisitions closed on August 1, 2004 and December 1, 2004, respectively.

     For the three months ended March 31, 2005, our top fifty customers represented 56% of total revenue. This compares to 63% during the comparable period in 2004. For the three months ended March 31, 2005, we had one customer, Cingular, which accounted for 13% of our total revenue. During the same period in 2004, Cingular accounted for 7% of our total revenue. During the three months ended March 31, 2004, we had one customer, AT&T, which accounted for 11% of our total revenue. During the same period in 2005 this customer accounted for less than 10% of our total revenue.

     Revenue by business segment:

		For the three months ended March 31,
		% of Total		% of Total
	2005	Revenue	2004	Revenue	Change	% Change
Revenue in thousands:
Communication Services	$218,446	60.8%	$203,742	70.4%	$14,704	7.2%
Conferencing Services	88,192	24.5%	75,228	26.0%	12,964	17.2%
Receivables Management	54,006	15.0%	10,656	3.7%	43,350	406.8%
Intersegment eliminations	(1,087)	-0.3%	(258)	-0.1%	(829)	321.3%

Total	$359,557	100.0%	$289,368	100.0%	$70,189	24.3%

     Communication services revenue for the first quarter of 2005, increased $14.7 million, or 7.2%, to $218.4 million. The increase in revenue is primarily due to growth in our inbound dedicated agent business during the three months ended March 31, 2005 compared to the same period in 2004.

     Conferencing services revenue for the first quarter of 2005, increased $13.0 million, or 17.2%, to $88.2 million. The increase in revenue for the three months ended March 31, 2005, included $9.2 million from the acquisition of ECI, which we acquired on December 1, 2004.

     Receivables management revenue for the first quarter of 2005, increased $43.4 million to $54.0 million. The 2005 and 2004 receivables management revenue includes Attention (previously included in communication services) and 2005 receivables management revenue includes Worldwide since its acquisition on August 1, 2004. The increase in revenue for the three months ended March 31, 2005, included $41.3 million from the acquisition of Worldwide. Sales of portfolio receivables during the three months ended March 31, 2005, resulted in net revenue of $2.0 million.

     Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $40.0 million, or 31.8%, in the first quarter of 2005 to $165.9 million, from $125.9 million for the comparable period of 2004. As a percentage of revenue, cost of services increased to 46.2% for the first quarter of 2005, compared to 43.5% for the comparable periods in 2004. The increase in cost of services as a percentage of revenue during the three months ended March 31, 2005 is primarily attributable to the acquisition of Worldwide, which historically has a higher percentage of direct costs to revenue than our consolidated results.

     Cost of Services by business segment:

	For the three months ended March 31,
	2005	% of Revenue	2004	% of Revenue	Change	Change %

Cost of services in thousands:
Communication Services	$109,746	50.2%	$97,529	47.9%	$12,217	12.5%
Conferencing Services	29,663	33.6%	23,746	31.6%	5,917	24.9%
Receivables Management	27,462	50.9%	4,849	45.5%	22,613	466.3%
Intersegment eliminations	(934)		(190)		(744)

Total	$165,937	46.2%	$125,934	43.5%	$40,003	31.8%

     Communication services costs of services increased $12.2 million, or 12.5%, in the first quarter of 2005 to $109.7 million. As a percentage of revenue, communication services cost of services increased to 50.2% for the first quarter of 2005, compared to 47.9%, for the comparable period in 2004. This increase is partially attributed to the growth in our inbound dedicated agent business, which has a higher cost of services as a percentage of revenues, and due to a reduction in prepaid calling card revenue, which has a lower cost of services as a percentage of revenue.

     Conferencing services cost of services for the first quarter of 2005 increased $5.9 million, to $29.7 million. As a percentage of revenue, conferencing services cost of services increased to 33.6% for the first quarter of 2005, compared to 31.6%, for the comparable period in 2004. The increase in cost of services for the three months ended March 31, 2005, included $3.5 million from the acquisition of ECI, which we acquired on December 1, 2004.

     Receivables management cost of services for the first quarter of 2005 increased $22.6 million, to $27.5 million. The 2005 and 2004 receivables management cost of services includes Attention (previously included in communication services) and Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, receivables management cost of services increased to 50.9% for the first quarter of 2005, compared to 45.5%, for the comparable period in 2004. This change is due to a business mix change related to the addition of debt purchasing as a result of the Worldwide acquisition.

     Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by $15.8 million, or 13.4%, to $134.5 million for the first quarter of 2005 from $118.7 million for the comparable period of 2004. As a percentage of revenue, SG&A expenses decreased to 37.4% for the first quarter of 2005, compared to 41.0% for the comparable period of 2004.

     Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
	2005	% of Revenue	2004	% of Revenue	Change	% Change

Selling, general and administrative expenses in thousands
Communication Services	$78,135	35.8%	$79,327	38.9%	$(1,192)	-1.5%
Conferencing Services	40,383	45.8%	34,704	46.1%	5,679	16.4%
Receivables Management	16,176	30.0%	4,732	44.4%	11,444	241.8%
Intersegment eliminations	(153)		(68)		(85)

Total	$134,541	37.4%	$118,695	41.0%	$15,846	13.4%

     Communication services SG&A expenses decreased by $1.2 million, or 1.5%, to $78.1 million for the first quarter of 2005. As a percentage of revenue, communication services SG&A expenses decreased to 35.8% for the first quarter of 2005 compared to 38.9% for the comparable period of 2004.

     Conferencing services SG&A for the first quarter of 2005, increased $5.7 million, or 16.4%, to $40.4 million. The increase in SG&A for the three months ended March 31, 2005, included $4.2 million from the acquisition of ECI, which we acquired on December 1, 2004. As a percentage of revenue, conferencing services SG&A expenses decreased to 45.8% for the first quarter of 2005 compared to 46.1% for the comparable period of

2004. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisition of ECI.

     Receivables management SG&A for the first quarter of 2005, increased $11.4 million, to $16.2 million. The 2005 and 2004 receivables management SG&A includes Attention (previously included in communication services) and Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, receivables management SG&A decreased to 30.0% for the first quarter of 2005, compared to 44.4%, for the comparable period in 2004. This change is due to a business mix change related to the addition of debt purchasing as a result of the Worldwide acquisition.

     Operating income: Operating income increased by $14.4 million, or 32.1%, to $59.1 million for the first quarter of 2005 from $44.7 million for the comparable period of 2004. As a percentage of revenue, operating income increased to 16.4% for the first quarter of 2005 compared to 15.5% for the corresponding period in 2004. The increase in operating income and net income was driven by increased revenue as previously noted as well as successful control of SG&A costs.

     Operating income by business segment:

	For the three months ended March 31,
	2005	% of Revenue	2004	% of Revenue	Change	% Change

Operating income in thousands
Communication Services	$30,565	14.0%	$26,886	13.2%	$3,679	13.7%
Conferencing Services	18,147	20.6%	16,778	22.3%	1,369	8.2%
Receivables Management	10,367	19.2%	1,075	10.1%	9,292	864.4%

Total	$59,079	16.4%	$44,739	15.5%	$14,340	32.1%

     Communication services operating income increased $3.7 million, or 13.7%, to $30.6 million for the first quarter of 2005. As a percentage of revenue, communication services operating income increased to 14.0% for the first quarter of 2005 compared to 13.2% for the corresponding period in 2004 due to the factors discussed above for revenue, cost of services and SG&A expenses.

     Conferencing services operating income for the first quarter of 2005, increased $1.4 million, to $18.1 million. The increase in operating income for the three months ended March 31, 2005, included $1.5 million from the acquisition of ECI which we acquired on December 1, 2004. As a percentage of revenue, conferencing services operating income decreased to 20.6% for the first quarter of 2005 compared to 22.3% for the corresponding periods in 2004.

     Receivables management operating income for the first quarter of 2005, increased $9.3 million, to $10.4 million. The 2005 and 2004 receivables management operating income includes Attention (previously included in communication services) and 2005 operating income includes Worldwide since its acquisition on August 1, 2004. As a percentage of revenue, receivables management operating income increased to 19.2% for the first quarter of 2005, compared to 10.1%, for the comparable period in 2005.

     Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the first quarter of 2005 was $(2.4) million compared to $(1.3) million for the first quarter of 2004. The change in other expense for the three months ended March 31, 2005 is primarily due to interest expense on the debt incurred for the acquisitions of Worldwide on August 1, 2004 and ECI on December 1, 2004, as well as interest expense on portfolio notes payable acquired with the acquisition of Worldwide.

     Net income: Net income increased by $6.1 million, or 22.3%, for the first quarter of 2005, to $33.5 million from net income of $27.4 million for the first quarter of 2004. Net income includes a provision for income tax expense at an effective rate of approximately 36.7% for the three months ended March 31, 2005 and approximately 36.9% for the comparable period in 2004.

Liquidity and Capital Resources

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2005	2004	Change	% Change
Net cash provided by operating activities	$57,316	$54,619	$2,697	4.9%
Net cash used in investing activities	$(21,758)	$(11,773)	$(9,985)	84.8%
Net cash flows from financing activities	$(36,646)	$(31,081)	$(5,565)	17.9%

     Our primary cash requirements include the funding of the following:

•	operating expenses;

•	acquisitions;

•	tax payments;

•	capital expenditures, including the purchase of property and equipment;

•	purchase of portfolio receivables; and

•	interest payments and the repayment of principal on debt;

     Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our bank credit facilities. In addition, we had unrestricted cash of $11.7 million as of March 31, 2005, which is available to meet our cash requirements.

     Net cash flow from operating activities increased $2.7 million, or 4.9%, to $57.3 million for the three months ended March 31, 2005, compared to net cash flows from operating activities of $54.6 million for the comparable period in 2003. The increase in net cash flows from operating activities is due primarily to an increase in net income and income taxes payable as well as a decrease in accounts receivable. Non-cash depreciation and amortization expense and the increase in minority interest, net of distributions, also contributed to the increase in operating cash flows. This increase in operating cash flow was partially offset by a decrease in accounts payable and accrued expenses. Due to the continued growth in trust cash we have separately classified trust cash on our balance sheet. Previously, trust cash was included in cash and cash equivalents. This reclassification reduced cash flow from operations $2.0 million during the three months ended March 31, 2005 and 2004.

     Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risks, was 49 days at March 31, 2005. At March 31, 2004, the days sales outstanding was 48 days.

     Net cash used in investing activities decreased $10.0 million, or 84.8%, to $21.8 million for the three months ended March 31, 2005, compared to net cash used in investing activities of $11.8 million for the comparable period in 2004. We invested $16.3 million in capital expenditures during the three months ended March 31, 2005 compared to $12.5 million for the comparable period in 2004. Investing activities during the three months ended March 31, 2005 included the purchase of receivable portfolios for $18.3 million and the cash proceeds applied to amortization of receivable portfolios of $16.3 million.

     Net cash from financing activities decreased $5.6 million, or 17.9%, to $36.7 million for the three months ended March 31, 2005, compared to net cash flow from financing activities of $31.1 million for the comparable period in 2004. During the three months ended March 31, 2005, net cash from financing activities was primarily for payments on the revolving bank credit facility of $40.0 million and payments on portfolio notes payable of

$13.7 million. During the three months ended March 31, 2004, net payments on the bank credit facility were $32.0 million. Proceeds from issuance of portfolio notes payable were $16.0 million. Proceeds from our stock-based employee benefit programs for the three months ended March 31, 2005 were $1.1 million compared to $0.9 million for the comparable period in 2004.

     We have a $400 million revolving bank credit facility for general cash requirements. We also have two specialized credit facilities for the purchase of receivable portfolios.

     Bank Facility. The maturity date of our bank revolving credit facility is November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At March 31, 2005, $190.0 million was outstanding on the revolving credit facility. We began the year with $230.0 million outstanding on the revolving credit facility, which was the highest outstanding balance during the three months ended March 31, 2005. The average daily outstanding balance of the revolving credit facility during the three months ended March 31, 2005, was $210.5 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended March 31, 2005 was 3.77%. The commitment fee on the unused revolving credit facility at March 31, 2005, was 0.175%. The facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.5 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at March 31, 2005.

     Cargill Facility. We maintain, through our majority-owned subsidiary Worldwide Asset Purchasing, LLC (WAP), a revolving financing facility with a third party specialty lender, CFSC Capital Corp. XXXIV. The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow from CFSC Capital Corp. XXXIV 80% to 85% of the purchase price of each portfolio financed under this facility and we will fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series and cash balances of $9.3 million on March 31, 2005. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly over two years from the date of origination. At March 31, 2005, we had $30.8 million of non-recourse portfolio notes payable outstanding under this facility.

     Sallie Mae Facility. We maintain, through our wholly-owned subsidiary Attention, LLC, now known as West Asset Management, Inc., a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. We have agreed to finance under this facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. We acquired $6.5 million in receivable portfolio purchases under this agreement through March 31, 2005. Pursuant to this credit facility, we will be required to finance a minimum of 20% ($10.7 million at March 31, 2005) of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lenders actual cost of funds. In certain circumstances, we may extend the three-year period to four years. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).

     We will perform collection services on the receivable portfolio for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. On March 31, 2005, the SPE had a note receivable from the QSPE for $2.4 million. Also, on March 31, 2005, $8.6 million of the $20.0 million revolving financing facility had been utilized.

Contractual Obligations

     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The net change on the revolving credit facility was $40.0 million, reducing our outstanding balance at March 31, 2005 to $190.0 million. This is the only material change to our contractual obligations since December 31, 2004.

Capital Expenditures

     Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $16.3 million for the three months ended March 31, 2005. Capital expenditures were $12.5 million for the three months ended March 31, 2004. We currently estimate our capital expenditures for the remainder of 2005 to be approximately $44.0 to $54.0 million primarily for equipment and upgrades at existing facilities.

     We believe that the cash flows from operations, together with existing cash and cash equivalents and available borrowings under our bank credit facility, will be adequate to meet our capital requirements for at least the next 12 months. Our credit facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to the existing credit facilities in an aggregate principal amount not to exceed $400.0 million, allow us to incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million and allow us to incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $100.0 million and non-recourse indebtedness in an aggregate principal amount not to exceed $150.0 million without requesting a waiver from the lender. We may pledge additional property or assets of our subsidiaries, which are not already pledged as collateral securing existing credit facilities or any of our affiliates. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.

Effects of Inflation

     We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

     We maintain a lease for a building from a development company, that is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 3.96% at March 31, 2005. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At March 31, 2005, the fair value of the guaranteed residual value for the building was approximately $1.1 million and is included in other long term assets and other long term liabilities.

     We maintain, through our wholly-owned subsidiary West Asset Management, Inc., a $20.0 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. For further details about this facility, see the discussion above under “Sallie Mae Facility.”

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

     We adopted American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer,” (SOP 03-3) on January 1, 2005. SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense is established in the current period for the amount required to maintain the original internal rate of return, or “IRR”, expectations. Prior guidance required lowering the IRR for the remaining life of the portfolio. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which will set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material.

     For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2004.

     Risk Factors

     An investment in our common stock involves risks. You should carefully consider the risks mentioned below and discussed in further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004 before making an investment decision. The Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004 are hereby incorporated into this report by this reference. If any of the risks occur, our business, financial condition, liquidity and results of operations could be seriously harmed, in which case the price of our common stock could decline and you could lose all or a part of your investment.

•	We face risks in connection with completed or potential acquisitions.

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

•	We cannot be certain that we will be able to compete successfully in our highly competitive industries.

•	Our ability to recover on our charged-off consumer receivables may be limited under federal and state laws.

•	Our operating results may be harmed if we are unable to maximize our call center capacity utilization.

•	Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business.

•	The financial results of our Receivables Management segment depend on our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts. If we are unable to do so, our business will be harmed.

•	Our inability to continue to attract and retain a sufficient number of qualified employees could seriously harm our business.

•	Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation on our business.

•	The loss of one or more key clients would result in the loss of net revenues.

•	Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

•	We are exposed to the risks that third parties may violate our proprietary rights. Our intellectual property rights may not be well protected in foreign countries.

•	Our networks are exposed to the risks of software failure.

•	Our clients may be affected by rapid technological change and systems availability. We may be unable to introduce solutions on a timely basis.

•	The market price of our common stock may be volatile.

•	We could be subject to class action litigation due to stock price volatility, which would distract management, result in substantial costs and could result in significant judgments against us.

•	Gary and Mary West can exercise significant control over us.

•	Terrorist acts and acts of war may seriously harm our business.

•	Pending and future litigation may divert management time and attention and result in substantial costs of defense damages or settlement, which would seriously harm our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

     As of March 31, 2005, we had $190.0 million outstanding under our revolving bank credit facility and $30.5 million of a synthetic lease obligation. The revolving bank credit facility and the synthetic lease obligation bear interest at a variable rate.

     Our bank revolving credit facility bears interest at a variable rate over a selected LIBOR based on our leverage and matures November 15, 2009. At March 31, 2005, $190.0 million was outstanding on the revolving credit facility. We began the year with $230.0 million outstanding on the revolving credit facility, which was the highest outstanding balance during the three months ended March 31, 2005. The average daily outstanding balance of the revolving credit facility during the three months ended March 31, 2005 was $210.5 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended March 31, 2005 was 3.77%. The commitment fee on the unused revolving credit facility at March 31, 2005, was 0.175%. The facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. At March 31, 2005 the contractual interest rate was 87.5 basis points over the selected LIBOR. Based on our obligation under this facility at March 31, 2005, a 50 basis point change would increase or decrease quarterly expense by approximately $0.3 million.

     We are party to a synthetic lease agreement that had an outstanding balance of $30.5 million at March 31, 2005. The synthetic lease has interest terms similar to that of the revolving credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 12.5 or 25 basis point increments. The weighted average annual interest rate at March 31, 2005 was 3.96%. The lease bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR.

Based on our obligation under this synthetic lease at December 31, 2004, a 50 basis point change would increase or decrease quarterly interest expense by approximately $38,125.

     We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.

Foreign Currency Risk

     On March 31, 2005, the Communication Services segment had no material revenue or assets outside the United States. The Communication Services segment has a contract for workstation capacity in Mumbai, India, which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. We have no ownership of the personnel or assets at this foreign location. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.

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

     For the three months ended March 31, 2005, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

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

     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West received an amended complaint and filed a renewed demurrer. The Court on January 24, 2005 entered an order sustaining West and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. WTC and West on February 14, 2005 filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. A hearing on that motion was held on April 22, 2005. On April 26, the Court granted judgment on the pleadings without leave to amend. The plaintiff will have 60 days from the date Notice of Entry of Judgment is issued in which to appeal.

     Plaintiff had previously filed a complaint in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West and MemberWorks Incorporated alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MemberWorks Incorporated and refiled her claims as to WTC and West in the Superior Court of San Diego County, California. Plaintiff in the state action has contended in her pleadings that the order of dismissal in federal court was not a final order and that the federal case is still pending. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and Memberworks Incorporated. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith have also filed motions to intervene in the appeal. WTC and West have joined in a motion to dismiss the appeal, filed by Memberworks Incorporated. WTC and West are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21,

2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs have filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group, filed bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs have filed a motion to remand the case back to state court. All defendants opposed that motion. In addition, one of the defendants moved to transfer the case from the United States District Court for the Northern District of Ohio to the federal Bankruptcy Court in Nevada. Plaintiffs objected to the transfer. On October 29, 2004, the district court referred the case to the Bankruptcy Court for the Northern District of Ohio. On February 22, 2005, the Bankruptcy Court for the Northern District of Ohio referred the case to the Bankruptcy Court for the District of Nevada. It is uncertain when the motion for class certification will be ruled on and when the case will be tried. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

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

Date: May 5, 2005