Form 10-Q/A
period 2005-03-31
WEST CORP
filed 2005-08-09
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 000-21771
West Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	47-0777362 (IRS Employer Identification No.)

11808 Miracle Hills Drive, Omaha, Nebraska (Address of principal executive offices)	68154 (Zip Code)
Registrant’s telephone number, including area code: (402) 963-1200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    ☒       No    ☐
Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes    ☒       No    ☐
At April 22, 2005, 68,468,516 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

EXPLANATORY NOTE
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Amendment to Board of Directors Compensation Plan
Certification
Certification

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (“Form 10-Q”) solely to file a summary of an amendment to our Board of Directors compensation (which we previously disclosed on our Form 8-K filed with the Securities and Exchange Commission on February 16, 2005) as an additional exhibit and to amend Exhibits 31.01 and 31.02 previously filed with Registrant’s Form 10-Q. No other amendments are being made to the Form 10-Q and no other information contained in the Form 10-Q is being changed by this amendment.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number

10.01	Amendment to our Board of Directors compensation
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as 32.01 to the registrant’s Form 10Q for the quarterly period ended March 31, 2005 filed on May 5, 2005).
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(previously filed as 32.02 to the registrant’s Form 10Q for the quarterly period ended March 31, 2005 filed on May 5, 2005).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION
By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President — Chief Financial Officer and Treasurer

Date: August 9, 2005

EXHIBIT INDEX

Exhibit
Number

10.01	Amendment to our Board of Directors compensation
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as 32.01 to the registrant’s Form 10Q for the quarterly period ended March 31, 2005 filed on May 5, 2005).
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as 32.02 to the registrant’s Form 10Q for the quarterly period ended March 31, 2005 filed on May 5, 2005).