Form 10-Q
period 2005-06-30
WEST CORP
filed 2005-08-09
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
At July 31, 2005, 69,172,117 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
West Corporation
Omaha, Nebraska
We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Corporation”) as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Omaha, Nebraska
July 29, 2005

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE	$369,788	$283,684	$729,345	$573,052
COST OF SERVICES	165,297	123,550	331,234	249,484
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	138,386	117,136	272,927	235,831

OPERATING INCOME	66,105	42,998	125,184	87,737

OTHER INCOME (EXPENSE):
Interest income	434	225	749	286
Interest expense	(3,315)	(1,462)	(6,144)	(3,067)
Other, net	203	601	355	872

Other income (expense)	(2,678)	(636)	(5,040)	(1,909)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	63,427	42,362	120,144	85,828

INCOME TAX EXPENSE	21,832	15,607	41,312	31,646

INCOME BEFORE MINORITY INTEREST	41,595	26,755	78,832	54,182

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	4,137	—	7,834	—

NET INCOME	$37,458	$26,755	$70,998	$54,182

EARNINGS PER COMMON SHARE:
Basic	$0.55	$0.40	$1.04	$0.80

Diluted	$0.53	$0.39	$1.00	$0.79

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	68,579	67,406	68,513	67,356
Dilutive impact of potential common shares from stock options	2,473	1,608	2,445	1,654

Diluted common shares	71,052	69,014	70,958	69,010

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,271	$21,939
Trust cash	10,371	10,633
Accounts receivable, net of allowance of $10,329 and $10,022	204,551	195,598
Portfolio receivables, current portion	27,421	26,646
Other current assets	26,894	27,244

Total current assets	294,508	282,060
PROPERTY AND EQUIPMENT:
Property and equipment	590,471	552,073
Accumulated depreciation and amortization	(361,896)	(328,963)

Total property and equipment, net	228,575	223,110
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	60,632	56,897
GOODWILL	707,778	573,885
INTANGIBLE ASSETS, net of accumulated amortization of $38,741 and $29,365	154,557	99,028
NOTES RECEIVABLE AND OTHER ASSETS	39,661	36,226

TOTAL ASSETS	$1,485,711	$1,271,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,016	$39,420
Accrued expenses	111,616	97,897
Current maturities of portfolio notes payable	20,108	20,144
Income tax payable	35,293	3,294

Total current liabilities	193,033	160,755
PORTFOLIO NOTES PAYABLE, less current maturities	10,664	8,354
LONG TERM OBLIGATIONS	340,000	230,000
DEFERRED INCOME TAXES	38,244	42,733
OTHER LONG TERM LIABILITIES	19,851	27,769

MINORITY INTEREST	15,548	12,140
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding.	—	—
Common stock $0.01 par value, 200,000 shares authorized, 68,782 shares issued and 68,710 outstanding and 68,452 shares issued and 68,380 outstanding	688	685
Additional paid-in capital	252,209	244,747
Retained earnings	620,414	549,416
Accumulated other comprehensive loss	(455)	(193)
Treasury stock at cost (72 shares)	(2,697)	(2,697)
Unearned restricted stock (117 and 157 shares)	(1,788)	(2,503)

Total stockholders’ equity	868,371	789,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,485,711	$1,271,206

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,998	$54,182
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52,937	48,747
Deferred income tax benefit	(1,145)	(2,450)
Minority interest in earnings, net of distributions of $4,516 and $0	3,408	—
Other	431	36
Changes in operating assets and liabilities
Accounts receivable	(9,205)	(8,175)
Other assets	(5,005)	(10,247)
Accounts payable	(13,404)	(6,976)
Other liabilities, accrued expenses and income tax payable	37,057	13,800

Net cash flows from operating activities	136,072	88,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(208,156)	(7,235)
Purchases of property and equipment	(34,328)	(23,996)
Purchases of portfolio receivables, net	(36,223)	—
Collections applied to principal of portfolio receivable	31,713	—
Proceeds from payments of notes receivable	252	816
Issuance of notes receivable	(3,450)	—
Other	506	(392)

Net cash flows from investing activities	(249,686)	(30,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	—	(54,500)
Proceeds from issuance of portfolio notes payable	31,923	—
Repayments of portfolio notes payable	(29,649)	—
Net change in revolving bank credit facility	110,000	—
Proceeds from stock options exercised	4,569	2,487

Net cash flows from financing activities	116,843	(52,013)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	103	41
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,332	6,138
CASH AND CASH EQUIVALENTS, Beginning of period	21,939	21,898

CASH AND CASH EQUIVALENTS, End of period	$25,271	$28,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,685	$3,066

Cash paid during the period for income taxes	$7,535	$31,142

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF CONSOLIDATION AND PRESENTATION
          Business Description — West Corporation provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients efficiently maximize the value of their customer relationships and derive greater value from each transaction that we process. Some of the nation’s leading enterprises trust us to manage their most important customer contacts and communication transactions. Companies in highly competitive industries choose us for our ability to efficiently and cost effectively deliver large and complex services and our ability to provide a broad portfolio of voice transaction services. We deliver our services through three segments: Communication Services, Conferencing Services and Receivables Management. Each segment leverages our core competencies of managing technology, telephony and human capital.
          Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of services driven by both customer–initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention and customer care. Our agent communication services are primarily consumer applications but we also support business-to-business applications. Our automated services operate over 132,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include automated credit card activation, prepaid calling card services, automated product information requests, answers to frequently asked questions, utility power outage reporting and call routing and call transfer services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, India, Jamaica and the Philippines. Our home agent service utilizes agents throughout the United States.
          Our conferencing services include an integrated suite of audio, video and web conferencing services. These worldwide services range from basic automated solutions to highly complex, operator-assisted and event- driven solutions. Our video conferencing services provide basic video conferencing with the additional ability to visually share documents and presentations. Our web conferencing services provide web conferencing and interactive web-casting services. Our Conferencing Services segment operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan and New Zealand.
          Our receivables management operations include first party collections, contingent / third-party collections, governmental collections, commercial collections and purchasing and collecting charged-off consumer and commercial debt. Charged-off debt consists of defaulted obligations of individuals and companies to credit originators, such as credit card issuers, consumer finance companies, and other holders of debt. The Receivables Management segment also provides contingent / third party collections, first party collection efforts on pre-charged-off receivables and collection services for the U.S. Department of Education and other governmental agencies. Our Receivables Management segment operates facilities in the United States, Jamaica and Mexico.
          The unaudited condensed consolidated financial statements include the accounts of West and our wholly owned and majority owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. All intercompany balances and transactions have been eliminated. Our results for the six months ended June 30, 2005 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
          The Receivables Management segment recognizes revenue for contingent / third party collection services and governmental collection services in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First party collection services on pre-charged off receivables are recognized on an hourly rate basis. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the effective interest method of accounting for our purchased receivables. We adopted American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer,” (SOP 03-3) on January 1, 2005. SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense is established in the current period for the amount required to maintain the original internal rate of return, or “IRR”, expectations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During the three and six months ended June 30, 2005, no impairments were required. Periodically the Receivables Management segment will sell all or a portion of a pool to third parties. Proceeds of these sales are also recognized in revenue under the effective interest method.
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
          Cash and Cash Equivalents — We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents. Due to the continued growth in trust cash, we have separately classified trust cash on our balance sheet which was included in cash and cash equivalents at December 31, 2004.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          Trust Cash — Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A corresponding liability is recorded in accounts payable until settlement with the respective clients.
          Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005 the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Therefore, the required effective date for West is January 1, 2006. Our preliminary estimate of the net income effect of adopting SFAS 123R in January 2006, using the modified prospective application transition method, is approximately $10.0 million.
          Stock Based Compensation — We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the three and six months ended June 30, 2005 or 2004.
          For purposes of the following disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had our stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation; net income and earnings per share for the three and six months ended June 30, 2005 and 2004 would have been reduced to the following pro forma amounts:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Income (in thousands):
As reported	$37,458	$26,755	$70,998	$54,182
Stock based compensation expense, net of tax	4,113	1,910	7,290	5,803

Proforma	$33,345	$24,845	$63,708	$48,379

Earnings per common share:
Basic as reported	$0.55	$0.40	$1.04	$0.80
Diluted as reported	$0.53	$0.39	$1.00	$0.79
Proforma basic	$0.49	$0.37	$0.93	$0.72
Proforma diluted	$0.47	$0.36	$0.90	$0.70
          The weighted average fair value per share of options granted in the three months ended June 30, 2005 and 2004 was $9.98 and $8.50, respectively. The weighted average fair value per share of options granted in the six months ended June 30, 2005 and 2004 was $9.96 and $8.25, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.4%	2.0%
Dividend yield	0.0%	0.0%
Expected volatility	25.3%	38.0%
Expected life (years)	5.2	4.5

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. ACQUISITIONS
     Sprint Conferencing Assets
          On, May 9, 2005, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sprint Communications Company L.P. (“SCC”), a wholly owned subsidiary of Sprint Corporation (“Sprint”), and Sprint. The Asset Purchase Agreement provided for the acquisition of Sprint’s conferencing-related assets for a purchase price of $207 million in cash (the “Acquisition”), subject to the terms and conditions described in such agreement. We funded the acquisition with cash on hand and our existing bank credit facility. The closing date of the purchase was June 3, 2005.
          The conferencing services assets acquired from Sprint provides audio, video and web-based conferencing products and services. Premise-based equipment was included in the purchase of the assets. In connection with the closing of the Acquisition, West and Sprint entered into, among other arrangements, (i) a strategic alliance to jointly market and sell conferencing services and (ii) a telecommunications agreement through which we will purchase telecommunications services from Sprint. We will also make additional future payments to Sprint based on customer revenues. These payments will affect future operations. The results of operations of the Sprint conferencing assets have been consolidated with our operating results since the acquisition date, June 3, 2005.
          The following table summarizes the estimated fair values of the assets acquired at June 3, 2005. We are in the process of obtaining a third-party valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands)
June 3, 2005
Property and equipment	$13,823
Intangible assets — customer lists (5 year amortization period)	67,926
Goodwill	126,148

Total assets acquired	$207,897

          Factors that contributed to a purchase price resulting in goodwill for the purchase of Sprint’s conferencing assets included process and system synergies within our Conferencing Services Segment as well as favorable long distance pricing from Sprint and operating margins exceeding our current operations.
          ECI
          On December 1, 2004, we acquired 100% of the equity interests of ECI Conference Call Services, LLC (“ECI”) for cash of $53.2 million, net of cash received of $0.6 million assumed debt and other liabilities. We funded the acquisition with a combination of cash on hand and borrowings under our existing bank, credit facility. ECI is a provider of conferencing services, particularly operator-assisted calls. ECI is being integrated into our conferencing segment, but will maintain its separate brand and market presence. The results of operations of ECI have been consolidated with our operating results since the acquisition date, December 1, 2004.
          During the six months ended June 30, 2005, we completed the purchase price allocation for the ECI acquisition in connection with the completion of the third-party valuation of certain intangible assets without any material adjustment of the previously reported purchase price allocation.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Worldwide
          On August 1, 2004, we acquired 100% of the equity interests of Worldwide Asset Management and related entities (collectively “Worldwide”) for cash of $133.4 million, net of cash received of $10.6 million, assumed debt and other liabilities. We funded the acquisition with a combination of cash on hand and borrowings under our existing bank credit facility. Worldwide is a leading purchaser and collector of delinquent accounts receivable portfolios from consumer credit originators. Its primary areas of operations include purchasing and collecting charged-off consumer debt, governmental collections and contingent / third-party collections. The results of operations of Worldwide have been consolidated with our operating results since the acquisition date, August 1, 2004.
          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 1, 2004. During the six months ended June 30, 2005, we completed the purchase price allocation for the Worldwide acquisition in connection with the completion of the third-party valuation of certain intangible assets without any material adjustment of the previously reported purchase price allocation.

(Amounts in thousands)
August 1, 2004
Current assets	$22,306
Portfolio receivables	74,573
Property and equipment	3,345
Other assets	111
Intangible assets	15,640
Goodwill	77,113

Total assets acquired	193,088

Current liabilities	6,237
Portfolio notes payable	31,769
Other liabilities	1,130
Liability to lender from loan participation feature	9,870

Total liabilities assumed	49,006

Net assets acquired	$144,082

Proforma
          Assuming the acquisitions referred to above occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2005 and 2004 would have been (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenue	$390,370	$357,525	$776,248	$712,616
Net Income	$47,658	$32,655	$90,518	$65,586
Earnings per common share-basic	$0.69	$0.48	$1.32	$0.97
Earnings per common share-diluted	$0.67	$0.47	$1.28	$0.95

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
          The following table presents the activity in goodwill by reporting segment for the six months ended June 30, 2005, in thousands:

	Communication	Conferencing	Receivables
	Services	Services	Management	Consolidated
Balance at December 31, 2004	$79,789	$367,199	$126,897	$573,885
Purchase price allocation adjustments	—	3,876	469	4,345
Attention earn out adjustment	—	—	3,400	3,400
Sprint conferencing acquisition	—	126,148	—	126,148

Balance at June 30, 2005	$79,789	$497,223	$130,766	$707,778

          We allocated the excess of the Sprint conferencing asset purchase cost over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of obtaining a third-party appraisal. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We do not expect to finalize the Sprint appraisal until the fourth quarter of 2005 or the first quarter of 2006. Goodwill recognized in this transaction is currently estimated at $126.1 million and is deductible for tax purposes.
          During the six months ended June 30, 2005, we accrued an additional $3.4 million in goodwill, based upon current and projected results of operations, for an earn out obligation of the Attention acquisition that now appears probable to be realized in 2005.
Other intangible assets
          Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset in thousands:

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

				Weighted
	As of June 30, 2005			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period
Customer lists	$146,650	$(30,548)	$116,102	5.8
Trade names	23,910	—	23,910	Indefinite
Patents	14,753	(4,484)	10,269	17.0
Trade names	1,751	(1,499)	252	3.1
Other intangible assets	6,234	(2,210)	4,024	6.6

Total	$193,298	$(38,741)	$154,557

				Weighted
	As of December 31, 2004			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period
Customer lists	$77,181	$(22,243)	$54,938	6.4
Trade names	29,243	—	29,243	Indefinite
Patents	14,753	(4,050)	10,703	17.0
Trade names	1,511	(1,468)	43	2.8
Other intangible assets	5,705	(1,604)	4,101	5.4

Total	$128,393	$(29,365)	$99,028

          Amortization expense for finite lived intangible assets was $5.3 million and $3.5 million for the three months ended June 30, 2005 and 2004, respectively, and $9.4 million and $6.6 million for the six months ended June 30, 2005 and 2004, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2005 and the next five years is as follows:

2005	$23.6 million
2006	$28.3 million
2007	$28.3 million
2008	$21.6 million
2009	$18.3 million
2010	$ 8.6 million

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PORTFOLIO RECEIVABLES
          Changes in purchased receivable portfolios for the six months ended June 30, 2005 were as follows:

Amount in thousands
Balance at December 31, 2004	$83,543
Cash purchases	6,004
Non recourse borrowing purchases	31,944
Recoveries	(78,160)
Proceeds from portfolio sales, net of putbacks	(10,435)
Revenue recognized	56,323
Purchase putbacks	(1,166)

88,053
Less current portion	27,421

Portfolio receivables, net of current portion	$60,632

5. ACCRUED EXPENSES
          Accrued expenses (in thousands) consisted of the following as of:

	June 30,	December 31,
	2005	2004
Accrued wages	$37,578	$40,789
Accrued employee benefit costs	16,361	12,014
Accrued phone	13,776	9,734
Acquisition earnout commitments	8,900	8,919
Accrued other taxes (non-income related)	8,183	6,132
Customer deposits	3,795	3,359
Deferred revenue	5,406	3,917
Other current liabilities	17,617	13,033

	$111,616	$97,897

6.  EARNINGS PER SHARE
          Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of all outstanding stock options. At June 30, 2005 and 2004, there were 0 and 588,927 options outstanding, respectively, with exercise prices exceeding the market value of our common stock that were anti-dilutive and therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7.  STOCK BASED COMPENSATION
          The following table presents the activity of the stock options for the six months ended June 30, 2005:

	Stock Option	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2004	6,771,858	$19.10
Granted	507,289	33.59
Canceled	(22,168)	27.21
Exercised	(272,520)	16.77

Outstanding at June 30, 2005	6,984,459	$20.21

Options available for future grants at June 30, 2005	469,645

          The following table summarizes information about our employee and director stock options outstanding at June 30, 2005:

		Weighted
		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price
$8.00 - $11.4135	1,758,130	3.44	$9.72	1,758,130	$9.72
$11.4136 - $15.218	113,052	7.53	$14.11	56,193	$14.17
$15.2181 - $19.0225	1,534,487	7.65	$17.71	658,928	$17.82
$19.0226 - $22.827	171,074	6.34	$21.23	114,638	$21.20
$22.8271 - $26.6315	2,001,393	8.26	$24.81	557,975	$24.51
$26.6316 - $30.436	850,787	8.33	$28.18	168,615	$27.03
$30.4361 - $34.2405	525,536	9.30	$33.24	42,757	$31.62
$34.2406 - $35.91	30,000	9.95	$35.91	—	$0.00

$8.00 - $35.91	6,984,459	7.15	$20.28	3,357,236	$15.38

8.  Off — Balance Sheet Arrangements
          We maintain a lease for a building from a development company that is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 3.84% for the six months ended June 30, 2005. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At June 30, 2005, the fair value of the guaranteed residual value for the building was approximately $1.0 million and is included in other long term assets and other long term liabilities.
          We maintain a $20.0 million revolving financing facility (Sallie Mae Facility) with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets are purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”). We agreed to finance under the facility the purchase of

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. Since August 1, 2004, we have financed $10.5 million in receivable portfolio purchases under this agreement through June 30, 2005. Pursuant to this credit facility, we are required to fund a minimum of 20% ($9.9 million at June 30, 2005) of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lender’s actual cost of funds. These assets will be purchased by us, transferred to the SPE and sold to the non-consolidated QSPE.
          We will perform collection services on the receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At June 30, 2005 and December 31, 2004, the SPE had a note receivable from the QSPE for $3.3 million and $1.6 million, respectively. Also, at June 30, 2005, $8.9 million of the $20.0 million revolving financing facility had been utilized.
9.  COMPREHENSIVE INCOME
          Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Net Income	$37,458	$26,755	$70,998	$54,182
Currency translation adjustment, net of tax	(168)	(333)	(262)	(243)

Total comprehensive income	$37,290	$26,422	$70,736	$53,939

10.  BUSINESS SEGMENTS
          We operate in three segments: Communication Services, Conferencing Services and Receivables Management. These segments are consistent with our management of the business and operating focus. Prior to the third quarter of 2004, the financial results of Attention LLC were included in the Communication Services segment. With the acquisition of Worldwide, the financial results of Attention LLC are included with Worldwide in the Receivables Management segment. Prior period segment disclosures have been reclassified to reflect this change.
          Communication services is composed of agent-based (dedicated agent services, shared agent services, and business services) and automated services. Conferencing services is composed of audio, video and web conferencing services. Receivables management is composed of contingent / third party collection services, governmental collection services, first party collection services, commercial collections and purchasing and collecting of charged off consumer debt. The following year-to-date results for 2005 and 2004 include Sprint conferencing, Worldwide and ECI from their respective acquisition dates: June 3, 2005, August 1, 2004 and December 1, 2004, respectively.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Revenue:
Communication Services	$212,026	$197,122	$430,526	$400,864
Conferencing Services	103,932	76,862	192,124	152,089
Receivables Management	55,008	9,956	108,960	20,613
Intersegment eliminations	(1,178)	(256)	(2,265)	(514)

Total	$369,788	$283,684	$729,345	$573,052

Operating Income:
Communication Services	$29,444	$25,097	$60,057	$52,172
Conferencing Services	26,760	18,457	44,913	35,236
Receivables Management	9,901	(556)	20,214	329

Total	$66,105	$42,998	$125,184	$87,737

Depreciation and Amortization (Included in Operating Income)
Communication Services	$14,832	$15,990	$30,524	$32,615
Conferencing Services	9,475	7,351	17,679	14,651
Receivables Management	2,475	1,059	4,734	2,081

Total	$26,782	$24,400	$52,937	$49,347

Capital Expenditures:
Communication Services	$11,788	$6,221	$22,557	$15,605
Conferencing Services	2,190	3,444	5,060	6,236
Receivables Management	2,933	429	4,461	604
Corporate	1,087	1,399	2,250	1,551

Total	$17,998	$11,493	$34,328	$23,996

	As of June	As of December
	30, 2005	31, 2004
	(Amounts in thousands)
Assets:
Communication Services	$344,810	$370,527
Conferencing Services	762,402	549,540
Receivables Management	293,858	271,977
Corporate	84,641	79,162

Total	$1,485,711	$1,271,206

     There are no material revenues or assets outside the United States.
     For the three months ended June 30, 2005 and 2004, our largest 100 clients represented 63% and 72% of our total revenue, respectively. For the six months ended June 30, 2005 and 2004, our largest 100 clients represented 63% and 72% of our total revenue, respectively. For the three and six months ended June 30, 2005, we had one customer, Cingular, which accounted for 12% of our total revenue in both periods. During the three and six months ended June 30, 2004, Cingular accounted for 9% and 8% of our total revenue, respectively. During the three and six months ended June 30, 2004, we had one customer, AT&T, which accounted for 10% of our total revenue in both periods. During the same periods in 2005 this customer accounted for less than 10% of our total revenue.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
          Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West received an amended complaint and filed a renewed demurrer. The Court on January 24, 2005 entered an order sustaining West and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. WTC and West on February 14, 2005 filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. A hearing on that motion was held on April 22, 2005. On April 26, the Court granted judgment on the pleadings without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The plaintiff has appealed the judgment and the order denying intervention. The matter is now before the Fourth Appellate District Court of Appeals.
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

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs have filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group, filed bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. One of the defendants moved to transfer the case from the United States District Court for the Northern District of Ohio to the federal Bankruptcy Court in Nevada. On October 29, 2004, the district court referred the case to the Bankruptcy Court for the Northern District of Ohio. On February 22, 2005, the Bankruptcy Court for the Northern District of Ohio referred the case to the Bankruptcy Court for the District of Nevada. A hearing was held on August 1, 2005 in Nevada on plaintiffs’ motion to remand or for mandatory abstention. At the hearing, the Bankruptcy Court indicated that it would grant the motion on the grounds of permissive abstention and equitable remand. As a result, the parties anticipate that the case will be transferred back to the state court in Cuyahoga County, Ohio. At the hearing, the Bankruptcy Court also tentatively approved a settlement between the named Plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLP. It is uncertain when the motion for class certification will be ruled on and when the case will be tried. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.
          This report contains forward- looking statements. These forward-looking statements include estimates regarding:
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
Key Events for the Three and Six Months Ended June 30, 2005
          The following overview highlights the areas we believe are important in understanding our results of operations for the three and six months ended June 30, 2005. This summary is not intended as a substitute for the detail provided elsewhere in this report or for the unaudited Condensed Consolidated Financial Statements and Notes thereto that are included in this report.
•	Acquired the conferencing assets of Sprint Corporation for $207 million on June 3, 2005.

•	30.4% increase in revenue to $369.8 million for the three months ended June 30, 2005 and a 27.3% increase in revenue to $729.3 million for the six months ended June 30, 2005. The increase in revenue was primarily due to revenue from acquired entities not included in the comparable period as well as organic growth in each of our segments.

•	53.8% increase in operating income to $66.1 million for the three months ended June 30, 2005 and a 42.7% increase in operating income to $125.2 million for the six months ended June 30, 2005. The increase in operating income and net income was driven by increased revenue, as previously noted, as well as successful selling, general and administrative expenses cost control.

•	40.0% increase in net income to $37.5 million for the three months ended June 30, 2005 and a 31.0% increase in net income to $71.0 million for the six months ended June 30, 2005.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2005 and 2004
          Revenue: For the second quarter of 2005, revenue increased $86.1 million, or 30.4%, to $369.8 million from $283.7 million for the second quarter of 2004. For the six months ended June 30, 2005, revenue increased $156.3 million, or 27.3%, to $729.3 million from $573.0 million for the six months ended June 30, 2004. The increase in revenue for the three and six months ended June 30, 2005 included $61.2 million and $120.0 million, respectively, from the acquisitions of Worldwide, ECI and Sprint conferencing. These acquisitions closed on August 1, 2004, December 1, 2004, and June 3, 2005, respectively.
          For the three and six months ended June 30, 2005, our top fifty customers represented 56% of total revenue in both periods. This compares to 65% for each of the comparable periods in 2004. For the three and six months ended June 30, 2005, we had one customer, Cingular, which accounted for 12% of our total revenue in both periods. During the three and six months ended June 30, 2004, Cingular accounted for 9% and 8% of our total revenue, respectively. During the three and six months ended June 30, 2004, we had one customer, AT&T, which accounted for 10% of our total revenue in both periods. During the same periods in 2005, this customer accounted for less than 10% of our total revenue.
          Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	Increase	% Increase	2005	2004	Increase	% Increase

Revenue in thousands:
Communication Services	$212,026	$197,122	$14,904	7.6%	$430,526	$400,864	$29,662	7.4%
Conferencing Services	103,932	76,862	27,070	35.2%	192,124	152,089	40,035	26.3%
Receivables Management	55,008	9,956	45,052	452.5%	108,960	20,613	88,347	428.6%
Intersegment eliminations	(1,178)	(256)	(922)	360.2%	(2,265)	(514)	(1,751)	340.7%

Total	$369,788	$283,684	$86,104	30.4%	$729,345	$573,052	$156,293	27.3%

          Communication services revenue for the second quarter of 2005 increased $14.9 million, or 7.6%, to $212.0 million from $197.1 million for the second quarter of 2004. Growth in our inbound dedicated and shared agent business during the three months ended June 30, 2005 compared to the same period in 2004 contributed to the overall increase in revenue. For the six months ended June 30, 2005, communication services revenue increased $29.7 million, or 7.4%, to $430.5 million from $400.8 million for the six months ended June 30, 2004. The increase in revenue is primarily due to growth in our inbound dedicated and shared agent business.
          Conferencing services revenue for the second quarter of 2005 increased $27.1 million, or 35.2%, to $103.9 million from $76.8 million for the second quarter of 2004. The increase in revenue for the three months ended June 30, 2005 included $18.7 million from the acquisition of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. For the six months ended June 30, 2005, conferencing services revenue increased $40.0 million, or 26.3%, to $192.1 million from $152.1 million for the six months ended June 30, 2004. The increase in revenue for the six months ended June 30, 2005, included $27.9 million from the acquisition of ECI and Sprint’s conferencing assets.
          Receivables management revenue for the second quarter of 2005 increased $45.0 million to $55.0 million from $10.0 million for the second quarter of 2004. The increase in revenue for the three months ended June 30, 2005 included $42.5 million from the acquisition of Worldwide. For the six months ended June 30, 2005, receivables management revenue increased $88.3 million, to $108.9 million from $20.6 million for the six months ended June 30, 2004. The increase in revenue for the six months ended June 30, 2005 included $83.8 million from the acquisition of Worldwide. The 2005 and 2004 receivables management revenue includes Attention LLC (previously included in communication services), and 2005 receivables management revenue includes Worldwide, acquired August 1, 2004. Sales of portfolio receivables, net of related amortization and putback reserves, during the three and six months ended June 30, 2005 resulted in net revenue of $2.1 million and $3.6 million, respectively.

          Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $41.7 million, or 33.8%, in the second quarter of 2005 to $165.3 million, from $123.6 million for the comparable period of 2004. As a percentage of revenue, cost of services increased to 44.7% for the second quarter of 2005, compared to 43.6% for the comparable period in 2004. Cost of services increased $81.8 million, or 32.8%, in the six months ended June 30, 2005 to $331.2 million, from $249.5 million for the comparable period in 2004. As a percentage of revenue, cost of services increased to 45.4% for the six months ended June 30, 2005, compared to 43.5% for the comparable period in 2004. The increase in cost of services as a percentage of revenue during the three and six months ended June 30, 2005 is primarily attributable to the acquisition of Worldwide, which historically has a higher percentage of direct costs to revenue than our consolidated results.
          Cost of Services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2005	Revenue	2004	Revenue	Change	Change	2005	Revenue	2004	Revenue	Change	Change

In thousands:
Communication Services	$102,592	48.4%	$94,160	47.8%	$8,432	9.0%	$212,337	49.3%	$191,500	47.8%	$20,837	10.9%
Conferencing Services	35,240	33.9%	24,197	31.5%	11,043	45.6%	64,903	33.8%	47,943	31.5%	16,960	35.4%
Receivables Management	28,435	51.7%	5,361	53.8%	23,074	430.4%	55,898	51.3%	10,400	50.5%	45,498	437.5%
Intersegment eliminations	(970)		(168)		(802)		(1,904)		(359)		(1,545)

Total	$165,297	44.7%	$123,550	43.6%	$41,747	33.8%	$331,234	45.4%	$249,484	43.5%	$81,750	32.8%

          Communication services costs of services increased $8.4 million, or 9.0%, in the second quarter of 2005 to $102.6 million from $94.2 million for the second quarter of 2004. As a percentage of revenue, communication services cost of services increased to 48.4% for the second quarter of 2005, compared to 47.8%, for the comparable period in 2004. This increase is partially attributed to the growth in our inbound dedicated agent business, which has a higher cost of services as a percentage of revenues, and to a reduction in prepaid calling card revenue, which has a lower cost of services as a percentage of revenue. Communication services costs of services increased $20.8 million in the six months ended June 30, 2005 to $212.3 million from $191.5 million for the six months ended June 30, 2004. As a percentage of revenue, communication services cost of services increased to 49.3% for the six months ended June 30, 2005, compared to 47.8% for the comparable period in 2004.
          Conferencing services cost of services for the second quarter of 2005 increased $11.0 million, to $35.2 million from $24.2 million for the second quarter of 2004. As a percentage of revenue, conferencing services cost of services increased to 33.9% for the second quarter of 2005, compared to 31.5% for the comparable period in 2004. Conferencing services cost of services for the six months ended June 30, 2005 increased $17.0 million, to $64.9 million from $47.9 million for the six months ended June 30, 2004. As a percentage of revenue, conferencing services cost of services increased to 33.8% for the six months ended June 30, 2005, compared to 31.5% for the comparable period in 2004. The increase in cost of services for the three and six months ended June 30, 2005 included $6.4 million and $9.9 million, respectively, from the acquisitions of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively.
          Receivables management cost of services for the second quarter of 2005 increased $23.0 million, to $28.4 million from $5.4 million for the second quarter of 2004. As a percentage of revenue, receivables management cost of services decreased to 51.7% for the second quarter of 2005, compared to 53.8% for the comparable period in 2004. Receivables management cost of services for the six months ended June 30, 2005 increased $45.5 million, to $55.9 million from $10.4 million for the six months ended June 30, 2004. As a percentage of revenue, receivables management cost of services increased to 51.3% for the six months ended June 30, 2005, compared to 50.5% for the comparable period in 2004. This change is due to a business mix change related to the addition of debt purchasing, which has a higher cost of service, as a result of the Worldwide acquisition. The 2005 and 2004 receivables management cost of services includes Attention, LLC (previously included in communication services) and Worldwide, acquired August 1, 2004.
          Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by $21.3 million, or 18.1%, to $138.4 million for the second quarter of 2005, from $117.1 million for the comparable period of 2004.

As a percentage of revenue, SG&A expenses decreased to 37.4% of revenue for the second quarter of 2005, compared to 41.3% for the comparable period of 2004. SG&A expenses increased by $37.1 million, or 15.7%, to $272.9 million for the six months ended June 30, 2005 from $235.8 million for the comparable period of 2004. As a percentage of revenue, SG&A expenses decreased to 37.4% for the six months ended June 30, 2005, compared to 41.2% for the comparable period of 2004.
          Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2005	Revenue	2004	Revenue	Change	Change	2005	Revenue	2004	Revenue	Change	Change

In thousands:
Communication Services	$79,991	37.7%	$77,865	39.5%	$2,126	2.7%	$158,132	36.7%	$157,193	39.2%	$939	0.6%
Conferencing Services	41,931	40.3%	34,208	44.5%	7,723	22.6%	82,307	42.8%	68,910	45.3%	13,397	19.4%
Receivables Management	16,672	30.3%	5,151	51.7%	11,521	223.7%	32,849	30.1%	9,883	47.9%	22,966	232.4%
Intersegment eliminations	(208)		(88)		(120)		(361)		(155)		(206)

Total	$138,386	37.4%	$117,136	41.3%	$21,250	18.1%	$272,927	37.4%	$235,831	41.2%	$37,096	15.7%

          Communication services SG&A expenses increased by $2.1 million, or 2.7%, to $80.0 million for the second quarter of 2005 from $77.9 million for the second quarter of 2004. As a percentage of revenue, communication services SG&A expenses decreased to 37.7% for the second quarter of 2005 compared to 39.5% for the comparable period of 2004. Communication services SG&A expenses increased by $0.9 million, or 0.6%, to $158.1 million for the six months ended June 30, 2005 from $157.2 million for the six months ended June 30, 2004. As a percentage of revenue, communication services SG&A expenses decreased to 36.7% for the six months ended June 30, 2005 compared to 39.2% for the comparable period of 2004. The impact of supporting increased revenues with a relatively low increase in SG&A expenses and a reduction in depreciation expense of $1.1 million and $1.9 million for the three and six months ended June 30, 2005, respectively, caused the lower SG&A as a percentage of revenue.
          Conferencing services SG&A for the second quarter of 2005 increased $7.7 million, or 22.6%, to $41.9 million from $34.2 million for the second quarter of 2004. The increase in SG&A for the three months ended June 30, 2005 included $6.8 million from the acquisitions of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. As a percentage of revenue, conferencing services SG&A expenses decreased to 40.3% for the second quarter of 2005 compared to 44.5% for the comparable period of 2004. Conferencing services SG&A for the six months ended June 30, 2005, increased $13.4 million, or 19.4%, to $82.3 million from $68.9 million for the six months ended June 30, 2004. The increase in SG&A for the six months ended June 30, 2005 included $11.0 million from the acquisition of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. As a percentage of revenue, conferencing services SG&A expenses decreased to 42.8% for the six months ended June 30, 2005 compared to 45.3% for the comparable period of 2004. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisitions of ECI and Sprint’s conferencing assets as well as the spreading of these costs over a larger revenue base.
          Receivables management SG&A for the second quarter of 2005 increased $11.5 million, to $16.7 million from $5.2 million for the second quarter of 2004. As a percentage of revenue, receivables management SG&A decreased to 30.3% for the second quarter of 2005, compared to 51.7% for the comparable period in 2004. Receivables management SG&A for the six months ended June 30, 2005, increased $23.0 million, to $32.8 million from $9.8 million for the six months ended June 30, 2004. As a percentage of revenue, receivables management SG&A decreased to 30.1% for the six months ended June 30, 2005, compared to 47.9% for the comparable period in 2004. This change is due to a business mix change related to the addition of debt purchasing as a result of the Worldwide acquisition. The 2005 and 2004 receivables management SG&A includes Attention, LLC (previously included in communication services) and Worldwide, acquired on August 1, 2004.
          Operating income: Operating income increased by $23.1 million, or 53.7%, to $66.1 million for the second quarter of 2005 from $43.0 million for the comparable period of 2004. As a percentage of revenue, operating income increased to 17.9% for the second quarter of 2005, compared to 15.2% for the corresponding period in 2004. Operating income increased by $37.5 million, or 42.7%, to $125.2 million for the six months ended June 30, 2005, from $87.7 million for the comparable period of 2004. As a percentage of revenue, operating income increased to 17.2% for the six months ended June 30, 2005, compared to 15.3% for the corresponding period in 2004. The increase in operating income and net income was driven by increased revenue as previously noted as well as successful control of SG&A costs and the spreading of the fixed cost infrastructure over an increased revenue base.
          Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2005	Revenue	2004	Revenue	Change	Change	2005	Revenue	2004	Revenue	Change	Change

In thousands:
Communication Services	$29,444	13.9%	$25,097	12.7%	$4,347	17.3%	$60,057	13.9%	$52,172	13.0%	$7,885	15.1%
Conferencing Services	26,760	25.7%	18,456	24.0%	8,304	45.0%	44,913	23.4%	35,236	23.2%	9,677	27.5%
Receivables Management	9,901	18.0%	(555)	-5.6%	10,456		20,214	18.6%	329	1.6%	19,885

Total	$66,105	17.9%	$42,998	15.2%	$23,107	53.7%	$125,184	17.2%	$87,737	15.3%	$37,447	42.7%

          Communication services operating income increased $4.3 million, or 17.3%, to $29.4 million for the second quarter of 2005 from $25.1 million for the second quarter of 2004. As a percentage of revenue, communication services operating income increased to 13.9% for the second quarter of 2005, compared to 12.7% for the corresponding period in 2004. Communication services operating income increased $7.9 million, or 15.1%, to $60.1 million for the six months ended June 30, 2005 from $52.2 million for the six months ended June 30, 2004. As a percentage of revenue, communication services operating income increased to 13.9% for the six months ended June 30, 2005, compared to 13.0% for the corresponding period in 2004. Significant reasons for the improved operating income as a percentage of revenue were a reduction in SG&A expense as a percentage of revenue and the additional operating income of approximately $4.0 million in the second quarter related to settlement of a contractual relationship and other non-recurring items.
          Conferencing services operating income for the second quarter of 2005 increased $8.3 million, to $26.8 million from $18.5 million for the second quarter of 2004. The increase in operating income for the three months ended June 30, 2005 included $5.5 million from the acquisitions of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. As a percentage of revenue, conferencing services operating income increased to 25.7% for the second quarter of 2005, compared to 24.0% for the corresponding period in 2004. Conferencing services operating income for the six months ended June 30, 2005 increased $9.7 million, to $44.9 million from $35.2 million for the six months ended June 30, 2004. The increase in operating income for the six months ended June 30, 2005 included $7.0 million from the acquisitions of ECI and Sprint’s conferencing assets. As a percentage of revenue, conferencing services operating income increased to 23.4% for the six months ended June 30, 2005, compared to 23.2% for the corresponding period in 2004.
          Receivables management operating income for the second quarter of 2005 increased $10.5 million, to $9.9 million from $(550,000) for the second quarter of 2004. As a percentage of revenue, receivables management operating income increased to 18.0% for the second quarter of 2005, compared to (5.6)% for the comparable period in 2004. Receivables management operating income for the six months ended June 30, 2005 increased $19.9 million, to $20.2 million from $0.3 million for the six months ended June 30, 2004. As a percentage of revenue, receivables management operating income increased to 18.6% for the six months ended June 30, 2005, compared to 1.6% for the comparable period in 2004. The 2005 and 2004 receivables management operating income includes Attention, LLC (previously included in communication services), and 2005 operating income includes Worldwide, acquired on August 1, 2004.
          Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the second quarter of 2005 was $(2.7) million compared to $(0.6) million for the second quarter of 2004. Other income (expense) for the six months ended June 30, 2005 was $(5.0) million compared to $(1.9) million for the six months ended 2004. The change in other expense for the three and six months ended June 30, 2005 is primarily due to interest expense on the debt incurred for the acquisitions of Worldwide on August 1, 2004, ECI on December 1, 2004, and Sprint’s conferencing assets on June 3, 2005, as well as interest expense on portfolio notes payable acquired with the acquisition of Worldwide and rising interest rates.
          Net income: Net income increased by $10.7 million, or 40.0%, for the second quarter of 2005 to $37.5 million from net income of $26.8 million for the second quarter of 2004. Net income increased by $16.8 million, or 31.0%, for the six months ended June 30, 2005 to $71.0 million from net income of $54.2 million for the six months ended June 30, 2004. Net income includes a provision for income tax expense at an effective rate of approximately 36.8% for the three and six months ended June 30, 2005 and approximately 36.8% and 36.9% for the comparable periods in 2004.
Liquidity and Capital Resources
The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2005	2004	Change	% Change
Net cash provided by operating activities	$136,072	$88,917	$47,155	53.0%
Net cash used in investing activities	$(249,686)	$(30,807)	$(218,879)	710.5%
Net cash flows provided by (used in) financing activities	$116,843	$(52,013)	$168,856	—
          Our primary cash requirements include the funding of the following:
•	operating expenses;

•	acquisitions;

•	tax payments;

•	capital expenditures;

•	purchases of portfolio receivables; and

•	interest payments and the repayment of principal on debt.
          Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our revolving bank credit facility and specialized credit facilities for the purchase of receivable portfolios.
          Net cash flows from operating activities increased $47.2 million, or 53.0%, to $136.1 million for the six months ended June 30, 2005, compared to net cash flows from operating activities of $88.9 million for the comparable period in 2004. The increase in net cash flows from operating activities is due primarily to an increase in net income and income taxes payable. Depreciation and amortization expense and the increase in minority interest, net of distributions, also contributed to the increase in operating cash flows. This increase in operating cash flows was partially offset by a decrease in accounts payable.
          Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 48 days at June 30, 2005. At June 30, 2004, days sales outstanding was 50 days.
          Net cash used in investing activities increased $218.9 million, or 710.5%, to $249.7 million for the six months ended June 30, 2005, compared to net cash used in investing activities of $30.8 million for the comparable period in 2004. Cash invested for the acquisition of Sprint’s conferencing assets was $207.9 million. Also, we invested $34.3 million in capital expenditures during the six months ended June 30, 2005 compared to

$24.0 million for the comparable period in 2004. Investing activities during the six months ended June 30, 2005 included the purchase of receivable portfolios for $36.2 million and the cash proceeds applied to amortization of receivable portfolios of $31.7 million.
          Net cash from financing activities increased $168.8 million, to $116.8 million for the six months ended June 30, 2005, compared to net cash flow from financing activities of ($52.0) million for the comparable period in 2004. During the six months ended June 30, 2005, net cash from financing activities was primarily provided by advances on our revolving bank credit facility of $190.0 million to finance the acquisition of Sprint’s conferencing assets. During the six months ended June 30, 2005, we paid $80.0 million on the revolving bank credit facility and payments on portfolio notes payable were $29.6 million. During the six months ended June 30, 2004, payments on long-term obligations were $54.5 million. Proceeds from issuance of portfolio notes payable in the six months ended June 30, 2005 were $31.9 million. Proceeds from our stock-based employee benefit programs for the six months ended June 30, 2005 were $4.6 million compared to $2.5 million for the comparable period in 2004.
     We have a $400 million revolving bank credit facility for general cash requirements. We also have two specialized credit facilities for the purchase of receivable portfolios.
          Bank Facility. The maturity date of our bank revolving credit facility is November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At June 30, 2005, $340.0 million was outstanding on the revolving bank credit facility. We began the quarter with $190.0 million outstanding on the revolving credit facility. To finance the Sprint conferencing acquisition we borrowed an additional $190.0 million on the credit facility. The highest balance outstanding on the credit facility during the three and six months ended June 30, 2005 was $365.0 million The average daily outstanding balance of the revolving credit facility during the three and six months ended June 30, 2005 was $270.7 million and $240.8 million, respectively. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three and six months ended June 30, 2005 was 4.20% and 4.01%, respectively. The commitment fee on the unused revolving credit facility at June 30, 2005 was 0.175%. The facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.5 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at June 30, 2005.
          Cargill Facility. We maintain, through our majority-owned subsidiary Worldwide Asset Purchasing, LLC (“WAP”), a revolving financing facility with a third party specialty lender, CFSC Capital Corp. XXXIV. The lender is also the minority interest holder in WAP. Pursuant to this arrangement, we will borrow from CFSC Capital Corp. XXXIV 80% to 85% of the purchase price of each portfolio financed under this facility and we will fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series and cash balances of $12.0 million on June 30, 2005. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly over two years from the date of origination. At June 30, 2005, we had $30.8 million of non-recourse portfolio notes payable outstanding under this facility.
          Sallie Mae Facility. We maintain, through our wholly owned subsidiary West Asset Management, Inc. (formerly Attention, LLC), a $20 million revolving financing facility with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. We have agreed to finance under this facility the purchase of $60.0 million in receivable portfolios over the next three years as follows: $10.0 million by July 31, 2005, $25.0 million of cumulative purchases by July 31, 2006 and the balance by July 31, 2007. We acquired $10.5 million in receivable portfolio purchases under this agreement from August 1, 2004 through June 30, 2005. Pursuant to this credit facility, we will be required to fund a minimum of 20% ($9.9 million at June 30, 2005) of the purchases, and the third party lender will finance the remainder of the purchases on a non-recourse basis. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lender’s actual cost of funds. In certain circumstances, we may extend the three-year period to four years. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”).
          We will perform collection services on the receivable portfolio for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. On June 30, 2005, the SPE had a note receivable from the QSPE for $3.3 million. Also, on June 30, 2005, $8.9 million of the $20.0 million revolving financing facility had been utilized.
Contractual Obligations
          Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The net change on the revolving credit facility was $110.0 million, increasing our outstanding balance at June 30, 2005 to $340.0 million. In April 2005, we paid $8.9 million in satisfaction of acquisition earn out commitments payable in 2005. These are the only material changes to our contractual obligations since December 31, 2004.
Capital Expenditures
          Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $34.3 million for the six months ended June 30, 2005. Capital expenditures were $24.0 million for the six months ended June 30, 2004. We currently estimate our capital expenditures for the remainder of 2005 to be approximately $30.0 to $40.0 million, primarily for equipment and upgrades at existing facilities.
          We believe that the cash flows from operations, together with existing cash and cash equivalents and available borrowings under our credit facilities, will be adequate to meet our capital requirements for at least the next 12 months. Our bank credit facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to the existing credit facilities in an aggregate principal amount not to exceed $400.0 million, allow us to incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million and allow us to incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $100.0 million and non-recourse indebtedness in an aggregate principal amount not to exceed $150.0 million without requesting a waiver from the lender. We may pledge additional property or assets of our subsidiaries, which are not already pledged as collateral securing existing credit facilities or any of our affiliates. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.
Off – Balance Sheet Arrangements
          We maintain a lease for a building from a development company that is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 3.84% for the six months ended June 30, 2005. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessee for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At June 30, 2005, the fair value of the guaranteed residual value for the building was approximately $1.0 million and is included in other long term assets and other long term liabilities.

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
Risk Factors
          An investment in our common stock involves risks. You should carefully consider the risks mentioned below and discussed in further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004 before making an investment decision. The Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004 are hereby incorporated into this report by this reference. If any of the risks occur, our business, financial condition, liquidity and results of operations could be seriously harmed, in which case the price of our common stock could decline and you could lose all or a part of your investment.
•	We face risks in connection with completed or potential acquisitions.

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

•	We cannot be certain that we will be able to compete successfully in our highly competitive industries.

•	Our ability to recover on our charged-off consumer receivables may be limited under federal and state laws.

•	Our operating results may be harmed if we are unable to maximize our call center capacity utilization.

•	Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business.

•	The financial results of our Receivables Management segment depend on our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts. If we are unable to do so, our business will be harmed.

•	Our inability to continue to attract and retain a sufficient number of qualified employees could seriously harm our business.

•	Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation on our business.

•	The loss of one or more key clients would result in the loss of net revenues.

•	Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

•	We are exposed to the risks that third parties may violate our proprietary rights. Our intellectual property rights may not be well protected in foreign countries.

•	Our networks are exposed to the risks of software failure.

•	Our clients may be affected by rapid technological change and systems availability. We may be unable to introduce solutions on a timely basis.

•	The market price of our common stock may be volatile.

•	We could be subject to class action litigation due to stock price volatility, which would distract management, result in substantial costs and could result in significant judgments against us.

•	Gary and Mary West, each of whom sits on our board of directors and who, collectively own approximately 66% of our outstanding common stock as of June 30, 2005, can exercise significant control over us.

•	Terrorist acts and acts of war may seriously harm our business.

•	Pending and future litigation may divert management time and attention and result in substantial costs of defense damages or settlement, which would seriously harm our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
          Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.
Interest Rate Risk
          As of June 30, 2005, we had $340.0 million outstanding under our revolving bank credit facility and $30.5 million under a synthetic lease obligation. The revolving bank credit facility and the synthetic lease obligation bear interest at a variable rate.
          Our revolving bank credit facility bears interest at a variable rate over a selected LIBOR based on our leverage and matures November 15, 2009. At June 30, 2005, $340.0 million was outstanding on the revolving credit facility. The average daily outstanding balance of the revolving credit facility during the three and six months ended June 30, 2005 was $270.7 million and $240.8 million, respectively. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three and six months ended June 30, 2005 was 4.20% and 4.01%, respectively. The commitment fee on the unused revolving credit facility at June 30, 2005 was 0.175%. The facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. At June 30, 2005, the contractual interest rate was 87.5 basis points over the selected LIBOR. Based on our obligation under this facility at June 30, 2005, a 50 basis point change would increase or decrease quarterly interest expense by approximately $0.5 million.

          We are party to a synthetic lease agreement that had an outstanding balance of $30.5 million at June 30, 2005. The synthetic lease has interest terms similar to that of the revolving bank credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 12.5 or 25 basis point increments. The weighted average annual interest rate at June 30, 2005 was 4.76%. The lease bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. Based on our obligation under this synthetic lease at June 30, 2005, a 50 basis point change would increase or decrease quarterly interest expense by approximately $38,125.
          We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.
Foreign Currency Risk
          On June 30, 2005, the Communication Services segment had no material revenue or assets outside the United States. The Communication Services segment has a contract for workstation capacity in Mumbai, India, which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. We have no ownership of the personnel or assets at this foreign location. Our facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.
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
          For the three months ended June 30, 2005, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.
Investment Risk
          We do not use derivative financial or commodity instruments. Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. Our cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature and do not expose us to material investment risk.
Item 4. Controls and Procedures
          Evaluation of disclosure controls and procedures. Our management team continues to review our disclosure controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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
          Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation (“West”) or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West received an amended complaint and filed a renewed demurrer. The Court on January 24, 2005 entered an order sustaining West and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. WTC and West on February 14, 2005 filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. A hearing on that motion was held on April 22, 2005. On April 26, the Court granted judgment on the pleadings without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The plaintiff has appealed the judgment and the order denying intervention. The matter is now before the Fourth Appellate District Court of Appeals.
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

          Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of West’s clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by West’s clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group, filed bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs have filed a motion to remand the case back to state court. One of the defendants moved to transfer the case from the United States District Court for the Northern District of Ohio to the federal Bankruptcy Court in Nevada. On October 29, 2004, the district court referred the case to the Bankruptcy Court for the Northern District of Ohio. On February 22, 2005, the Bankruptcy Court for the Northern District of Ohio referred the case to the Bankruptcy Court for the District of Nevada. A hearing was held on August 1, 2005 in Nevada on plaintiffs’ motion to remand or for mandatory abstention. At the hearing, the Bankruptcy Court indicated that it would grant the motion on the grounds of permissive abstention and equitable remand. As a result, the parties anticipate that the case will be transferred back to the state court in Cuyahoga County, Ohio. At the hearing, the Bankruptcy Court also tentatively approved a settlement between the named Plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. It is uncertain when the motion for class certification will be ruled on and when the case will be tried. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.
Item 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of the stockholders of the Company was held on June 10, 2005 (the “Annual Meeting”). The matters submitted to the stockholders for a vote included (a) the election of two directors with a term expiring at the 2007 annual meeting of stockholders, (b) the ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors, (c) approval of our Executive Incentive Compensation Plan and (d) approval of the Amended and Restated West Corporation 1996 Stock Incentive Plan, as amended. The following table sets forth the results of the voting on these matters:

		Number of
		Votes
		Against		Broker
	Number of	or		Non
Matter	Votes For	Withheld	Abstain	Vote
Election of Directors

Gary L. West	57,834,257	9,497,245	—	—

Greg T. Sloma	65,983,923	1,347,579	—	—

Ratification of Appointment of Deloitte & Touche LLP as Independent Auditors	66,199,498	1,130,934	1,070	—
Approval of West Corporation’s Executive Incentive Compensation Plan	62,226,470	1,836,882	2,041,215	1,226,935
Approval of the Amended and Restated West Corporation 1996 Stock Incentive Plan, as amended	52,166,840	11,896,594	2,041,133	1,226,935
Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than the directors elected at the Annual Meeting are Mary E. West, Thomas B. Barker, William E. Fisher and George H. Krauss.

Item 6. Exhibits
2.01	Asset Purchase Agreement, dated as of May 9, 2005, among InterCall, Inc., Sprint Communications Company L.P. and Sprint Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed June 9, 2005)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION
By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President - Chief Financial Officer and Treasurer

Date: August 9, 2005

EXHIBIT INDEX
Exhibit Number	Description

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002