Form 10-Q
period 2005-09-30
WEST CORP
filed 2005-11-04
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
Commission File Number 000-21771
West Corporation
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of	47-0777362
incorporation or organization)	(IRS Employer Identification No.)

11808 Miracle Hills Drive, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (402) 963-1500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ✓ No ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ___No ✓
At October 21, 2005, 69,478,130 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
West Corporation
Omaha, Nebraska
We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Corporation”) as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ Deloitte & Touche LLP
Omaha, Nebraska
October 28, 2005

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE	$389,814	$307,613	$1,119,159	$880,665
COST OF SERVICES	174,239	137,858	505,473	387,342
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	146,911	122,059	419,838	357,890

OPERATING INCOME	68,664	47,696	193,848	135,433

OTHER INCOME (EXPENSE):
Interest income	389	189	1,138	475
Interest expense	(4,773)	(3,547)	(10,917)	(6,613)
Other, net	91	671	446	1,542

Other income (expense)	(4,293)	(2,687)	(9,333)	(4,596)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	64,371	45,009	184,515	130,837

INCOME TAX EXPENSE	22,344	16,498	63,656	48,144

INCOME BEFORE MINORITY INTEREST	42,027	28,511	120,859	82,693

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	4,202	—	12,036	—

NET INCOME	$37,825	$28,511	$108,823	$82,693

EARNINGS PER COMMON SHARE:
Basic	$0.55	$0.42	$1.58	$1.23

Diluted	$0.53	$0.41	$1.53	$1.19

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	69,089	67,621	68,752	67,459
Dilutive impact of potential common shares from stock options	2,497	1,867	2,433	1,851

Diluted common shares	71,586	69,488	71,185	69,310

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,742	$21,939
Trust cash	11,893	10,633
Accounts and notes receivable, net of allowance of $10,672 and $10,022	219,145	195,598
Portfolio receivables, current portion	34,749	26,646
Other current assets	26,022	27,244

Total current assets	301,551	282,060
PROPERTY AND EQUIPMENT:
Property and equipment	579,547	552,073
Accumulated depreciation and amortization	(352,054)	(328,963)

Property and equipment, net	227,493	223,110
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	54,610	56,897
GOODWILL	709,249	573,885
INTANGIBLE ASSETS, net of accumulated amortization of $45,890 and $29,365	147,408	99,028
NOTES RECEIVABLE AND OTHER ASSETS	39,506	36,226

TOTAL ASSETS	$1,479,817	$1,271,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,746	$39,420
Accrued expenses	121,209	97,897
Current maturities of portfolio notes payable	22,354	20,144
Income tax payable	14,026	3,294

Total current liabilities	186,335	160,755
PORTFOLIO NOTES PAYABLE, less current maturities	10,421	8,354
LONG TERM OBLIGATIONS	282,000	230,000
DEFERRED INCOME TAXES	40,043	42,733
OTHER LONG TERM LIABILITIES	21,472	27,769

MINORITY INTEREST	15,646	12,140
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding.	—	—
Common stock $0.01 par value, 200,000 shares authorized, 69,470 shares issued and outstanding and 68,452 shares issued and 68,380 outstanding	695	685
Additional paid-in capital	266,723	244,747
Retained earnings	658,239	549,416
Accumulated other comprehensive loss	(310)	(193)
Treasury stock at cost (0 and 72 shares)	—	(2,697)
Unearned restricted stock (98 and 157 shares)	(1,447)	(2,503)

Total stockholders’ equity	923,900	789,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,479,817	$1,271,206

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,823	$82,693
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	81,423	73,347
Deferred income tax benefit	(1,934)	(1,652)
Minority interest in earnings, net of distributions of $8,531 and $0	3,505	—
Other	495	126
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	(24,517)	(15,456)
Other assets	(5,615)	(7,375)
Accounts payable	(13,377)	2,564
Other liabilities, accrued expenses and income tax payable	37,534	18,565

Net cash flows from operating activities	186,337	152,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs, net of cash received of $0 and $10,639	(209,620)	(129,519)
Purchases of property and equipment	(53,804)	(38,238)
Purchases of portfolio receivables, net	(53,130)	(9,761)
Collections applied to principal of portfolio receivable	47,314	7,087
Proceeds from payments of notes receivable	1,415	1,002
Issuance of notes receivable	(3,450)	(3,337)
Trust cash	(1,260)	(5,957)
Other	255	482

Net cash flows from investing activities	(272,280)	(178,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	—	(54,500)
Proceeds from issuance of portfolio notes payable	46,715	8,544
Repayments of portfolio notes payable	(42,439)	(11,603)
Net change in revolving bank credit facility	52,000	80,000
Proceeds from stock options exercised	17,358	5,496
Other	—	53

Net cash flows from financing activities	73,634	27,990

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	112	35
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,197)	2,596
CASH AND CASH EQUIVALENTS, Beginning of period	21,939	21,898

CASH AND CASH EQUIVALENTS, End of period	$9,742	$24,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,644	$5,752

Cash paid during the period for income taxes	$44,322	$38,806

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of shares from treasury for stock option redemption	$2,697	$—

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF CONSOLIDATION AND PRESENTATION
     Business Description — West Corporation provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients efficiently maximize the value of their customer relationships and derive greater value from each transaction that we process. Some of the nation’s leading enterprises trust us to manage their most important customer contacts and communication transactions. Companies in highly competitive industries choose us for our ability to efficiently and cost effectively deliver large and complex services and our ability to provide a broad portfolio of voice transaction services. We deliver our services through three segments: Communication Services, Conferencing Services and Receivables Management. Each segment builds upon our core competencies of managing technology, telephony and human capital.
     Our communication services include both agent and automated services. Our agent services provide clients with a comprehensive portfolio of services driven by both customer–initiated (inbound) and West-initiated (outbound) transactions. We offer our clients large volume transaction processing capabilities, including order processing, customer acquisition, customer retention and customer care. Our agent communication services are primarily consumer applications but we also support business-to-business applications. Our automated services operate over 119,000 Interactive Voice Response ports, which provide large-volume, automated voice response services to clients. Examples of our automated services include front-end customer service applications, prepaid calling card services, credit card activation, automated product information requests, answers to frequently asked questions, utility power outage reporting, call routing and call transfer services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, India, Jamaica and the Philippines. Our home agent service utilizes agents throughout the United States.
     Our conferencing services include an integrated global suite of audio, video and web conferencing services. These services range from basic automated solutions to highly complex, operator-assisted and event-driven solutions. Our video conferencing services allow our clients to experience real-time video presentations and conferences. Our web conferencing services allow our clients to make presentations and share applications and documents over the Internet. Our Conferencing Services segment operates facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan and New Zealand.
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
     The unaudited condensed consolidated financial statements include the accounts of West and our wholly owned and majority owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. All intercompany balances and transactions have been eliminated. Our results for the nine months ended September 30, 2005 are not necessarily indicative of what our results will be for other

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.
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
     Revenue Recognition – The Communication Services segment recognizes revenue for customer-initiated, agent-based services, including order processing, customer acquisition, customer retention and customer care, in the month that calls are answered by an agent, based on the number of calls and/or minutes processed on behalf of clients. For agent-based services that are initiated by us, including order processing, customer acquisition, customer retention and customer care, revenue is recognized on an hourly basis or on a success rate basis in the month that we process calls. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration.
     The Conferencing Services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.
     The Receivables Management segment recognizes revenue for contingent / third party collection services and governmental collection services in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First party collection services on pre-charged off receivables are recognized on an hourly rate basis. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. We adopted American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer,” (“SOP 03-3”) on January 1, 2005. SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense are established in the current period for the amount required to maintain the internal rate of return, or “IRR”, expectations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During the three and nine months ended September 30, 2005, no impairments were required. Periodically the Receivables Management segment will sell all or a portion of a pool to third parties. Proceeds of these sales are also recognized in revenue under the effective interest method.
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

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
classified trust cash on our balance sheet which was included in cash and cash equivalents at December 31, 2004.
     Trust Cash — Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A corresponding liability is recorded in accounts payable until settlement with the respective clients.
     Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005 the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Therefore, the required effective date for West is January 1, 2006. Our preliminary estimate of the net income effect of adopting SFAS 123R in January 2006 using the modified prospective application transition method is approximately $10 million annually in 2006.
     Stock Based Compensation — We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the three and nine months ended September 30, 2005 or 2004.
     For purposes of the following disclosures, the estimated fair value of the options is amortized over the vesting period of each option grant. Had our stock option and stock purchase plan been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been reduced to the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Income (in thousands):
As reported	$37,825	$28,511	$108,823	$82,693
Deduct: Total stock based compensation expense determined under fair value based method, net of related tax effects	458	2,955	7,758	8,758

Pro forma	$37,367	$25,556	$101,065	$73,935

Earnings per common share:
Basic as reported	$0.55	$0.42	$1.58	$1.23
Diluted as reported	$0.53	$0.41	$1.53	$1.19
Pro forma basic	$0.54	$0.38	$1.47	$1.10
Pro forma diluted	$0.52	$0.37	$1.42	$1.07
     The weighted average fair value per share of options granted in the three months ended September 30, 2005 and 2004 was $9.33 and $8.04, respectively. The weighted average fair value per share of options granted in the nine months ended September 30, 2005 and 2004 was $8.50 and $8.21, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2005	2004
Risk-free interest rate	3.5%	2.3%
Dividend yield	0.0%	0.0%
Expected volatility	24.9%	34.6%
Expected life (years)	3.7	4.5
2. ACQUISITIONS
     Sprint Conferencing Assets
     On June 3, 2005, we acquired the conferencing-related assets of Sprint Corporation (“Sprint”) for a purchase price of $207 million in cash plus related acquisition costs (the “Acquisition”). We funded the acquisition with cash on hand and borrowings under our existing bank credit facility.
     The conferencing services assets acquired from Sprint provide audio, video and web-based conferencing products and services. Premise-based equipment was included in the purchase of the assets. In connection with the closing of the Acquisition, West and Sprint entered into, among other arrangements, (i) a strategic alliance to jointly market and sell conferencing services and (ii) a telecommunications agreement through which we will purchase telecommunications services from Sprint. We will also make additional future payments to Sprint based on customer revenues. These payments will affect future operations. The results of operations of the Sprint conferencing assets have been consolidated with our operating results since the acquisition date, June 3, 2005.
     The following table summarizes the estimated fair values of the assets acquired in the Acquisition in thousands. We are in the process of obtaining a third-party valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

Property and equipment	$13,823
Intangible assets — customer lists (5 year amortization period)	67,926
Goodwill	127,195

Total assets acquired (including related acquisition costs)	$208,944

     Factors that contributed to a purchase price resulting in goodwill for the purchase of Sprint’s conferencing assets included process and system synergies within our Conferencing Services segment.
     ECI
     On December 1, 2004, we acquired 100% of the equity interests of ECI Conference Call Services LLC (“ECI”) for $53.2 million in cash, net of cash received of $0.6 million, assumed debt and other liabilities. We funded the acquisition with a combination of cash on hand and borrowings under our existing bank credit facility. ECI is a provider of conferencing services, particularly operator-assisted calls. ECI is being integrated into our conferencing segment but will maintain its separate brand and market presence. The results of operations of ECI have been consolidated with our operating results since the acquisition date, December 1, 2004.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     During the second quarter of 2005, we completed the purchase price allocation for the ECI acquisition in connection with the completion of the third-party valuation of certain intangible assets without any material adjustment of the previously reported purchase price allocation.
     Worldwide
     On August 1, 2004, we acquired 100% of the equity interests of Worldwide Asset Management, Inc. and related entities (collectively “Worldwide”) for $133.4 million in cash, net of cash received of $10.6 million and assumed debt and other liabilities. We funded the acquisition with a combination of cash on hand and borrowings under our existing bank credit facility. Worldwide is a purchaser and collector of delinquent accounts receivable portfolios from consumer and commercial credit originators. Its primary areas of operations include purchasing and collecting charged-off consumer debt, governmental collections and contingent / third-party collections. The results of operations of Worldwide have been consolidated with our operating results since the acquisition date on August 1, 2004.
     During the second quarter of 2005, we completed the purchase price allocation for the Worldwide acquisition in connection with the completion of the third-party valuation of certain intangible assets without any material adjustment of the previously reported purchase price allocation.
     Proforma
     Assuming the acquisitions referred to above occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and nine months ended September 30, 2005 and 2004 would have been (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue	$389,814	$356,389	$1,166,062	$1,069,005
Net Income	$37,825	$30,573	$114,296	$100,114
Earnings per common share-basic	$0.55	$0.45	$1.66	$1.48
Earnings per common share-diluted	$0.53	$0.44	$1.61	$1.44
     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the activity in goodwill by reporting segment for the nine months ended September 30, 2005, in thousands:

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Communication	Conferencing	Receivables
	Services	Services	Management	Consolidated
Balance at December 31, 2004	$79,789	$367,199	$126,897	$573,885
Purchase price allocation adjustments	—	4,293	476	4,769
Attention earn out adjustment	—	—	3,400	3,400
Sprint conferencing acquisition	—	127,195	—	127,195

Balance at September 30, 2005	$79,789	$498,687	$130,773	$709,249

     We allocated the excess of the Sprint conferencing asset purchase cost over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of obtaining a third-party appraisal. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We do not expect to finalize the Sprint appraisal until the first quarter of 2006. Goodwill recognized in this transaction is currently estimated at $127.2 million and is deductible for tax purposes.
     During the nine months ended September 30, 2005 and based upon current and projected results of operations, we accrued an additional $3.4 million in goodwill for an earn out obligation in connection with our acquisition of Attention, LLC (“Attention”) in August 2002 that now appears probable to be earned in 2005.
Other intangible assets
     Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset in thousands:

				Weighted
	As of September 30, 2005			Average
	Acquired	Accumulated	Net Intangible	Amortization
Tangible assets	Cost	Amortization	Assets	Period
Customer lists	$146,650	$(37,255)	$109,395	5.8
Trade names	23,910	—	23,910	Indefinite
Patents	14,753	(4,701)	10,052	17.0
Trade names	1,751	(1,512)	239	3.1
Other intangible assets	6,234	(2,422)	3,812	6.6

Total	$193,298	$(45,890)	$147,408

				Weighted
	As of December 31, 2004			Average
	Acquired	Accumulated	Net Intangible	Amortization
Tangible assets	Cost	Amortization	Assets	Period
Customer lists	$77,181	$(22,243)	$54,938	6.4
Trade names	29,243	—	29,243	Indefinite
Patents	14,753	(4,050)	10,703	17.0
Trade names	1,511	(1,468)	43	2.8
Other intangible assets	5,705	(1,604)	4,101	5.4

Total	$128,393	$(29,365)	$99,028

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Amortization expense for finite lived intangible assets was $7.2 million and $3.8 million for the three months ended September 30, 2005 and 2004, respectively, and $16.5 million and $10.4 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2005 and the next five years is as follows:

2005	$23.6 million
2006	$28.3 million
2007	$28.3 million
2008	$21.6 million
2009	$18.3 million
2010	$8.6 million
4. PORTFOLIO RECEIVABLES
     Changes in purchased receivable portfolios for the nine months ended September 30, 2005 were as follows:

Amount in thousands
Balance at December 31, 2004	$83,543
Cash purchases	8,410
Non recourse borrowing purchases	46,376
Recoveries	(114,855)
Proceeds from portfolio sales, net of putbacks	(18,008)
Revenue recognized	85,549
Purchase putbacks	(1,656)

89,359
Less current portion	34,749

Portfolio receivables, net of current portion	$54,610

5. ACCRUED EXPENSES
     Accrued expenses (in thousands) consisted of the following as of:

	September 30,	December 31,
	2005	2004
Accrued wages	$32,180	$40,789
Accrued employee benefit costs	16,469	12,014
Accrued phone	24,207	9,734
Acquisition earnout commitments	8,900	8,919
Accrued other taxes (non-income related)	7,969	6,132
Customer deposits	3,342	3,359
Deferred revenue	5,321	3,917
Other current liabilities	22,821	13,033

	$121,209	$97,897

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. STOCKHOLDERS’ EQUITY
     On July 22, 2005, a common stock option holder elected to exercise in full its option to acquire 325,000 shares of our common stock. As a result, on August 29, 2005 we issued 119,290 shares of common stock. 72,244 of these shares were issued out of treasury stock and the remaining 47,046 shares were issued from our authorized reserve. The option price was netted against the number of shares issuable, resulting in no cash proceeds to us.
7. EARNINGS PER SHARE
     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of all outstanding stock options. At September 30, 2005 and 2004, there were 0 and 550,583 options outstanding, respectively, with exercise prices exceeding the market value of our common stock that were anti-dilutive and therefore excluded from the computation of shares contingently issuable upon exercise of the options.
8. STOCK BASED COMPENSATION
     The following table presents the activity of the stock options for the nine months ended September 30, 2005:

	Stock Option	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2004	6,771,858	$19.10
Granted	700,039	34.81
Canceled	(195,727)	27.37
Exercised	(908,735)	19.09

Outstanding at September 30, 2005	6,367,435	$20.66

Options available for future grants at September 30, 2005	443,096

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table summarizes information about our employee and director stock options outstanding at September 30, 2005:

		Weighted
		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price
$8.00 — $11.4135	1,654,320	3.23	$9.72	1,654,320	$9.72
$11.4136 — $15.218	91,178	7.25	$14.09	35,879	$14.13
$15.2181 — $19.0225	1,330,611	7.41	$17.82	483,349	$18.14
$19.0226 — $22.827	148,072	6.06	$21.15	109,156	$21.22
$22.8271 — $26.6315	1,693,681	8.12	$24.82	422,210	$24.84
$26.6316 — $30.436	767,350	8.19	$28.27	190,115	$26.96
$30.4361 — $34.2405	478,473	9.06	$33.25	34,474	$31.62
$34.2406 — 38.045	203,750	9.74	$37.73	—	$0.00

$8.00 — $38.045	6,367,435	6.77	$20.66	2,929,503	$15.15

9. OFF – BALANCE SHEET ARRANGEMENTS
     We maintain a lease for a building (located in Omaha, Nebraska) from a development company that is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 4.27% for the nine months ended September 30, 2005. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessor for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At September 30, 2005, the fair value of the guaranteed residual value for the building was approximately $0.9 million and is included in other long term assets and other long term liabilities.
     We maintain, through our wholly owned subsidiary West Asset Management, Inc., a $20.0 million revolving financing facility (Sallie Mae Facility) with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets are purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”). As of September 30, 2005 we have remaining commitments to purchase receivable portfolios as follows: $6.7 million of cumulative purchases by July 31, 2006 and an additional $35.0 million of receivable portfolio purchases by July 31, 2007. Pursuant to this credit facility, we are required to fund a minimum of 20% ($8.3 million at September 30, 2005) of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lender’s actual cost of funds. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated QSPE.
     We will perform collection services on the receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At September 30, 2005 and December 31, 2004, the SPE had a note receivable from the QSPE for $3.7 million and $1.6 million, respectively. Also, at September 30, 2005, $8.3 million of the $20.0 million revolving financing facility had been utilized.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. COMPREHENSIVE INCOME
     Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(Amount in thousands)
Net Income	$37,825	$28,511	$108,823	$82,693
Currency translation adjustment, net of tax	145	80	(117)	(163)

Total comprehensive income	$37,970	$28,591	$108,706	$82,530

11. BUSINESS SEGMENTS
     We operate in three segments: Communication Services, Conferencing Services and Receivables Management. These segments are consistent with our management of the business and operating focus. Prior to the third quarter of 2004, the financial results of Attention were included in the Communication Services segment. With the acquisition of Worldwide in August 2004, the financial results of Attention are included with Worldwide in the Receivables Management segment. Prior period segment disclosures have been reclassified to reflect this change.
     Communication Services is composed of agent-based (dedicated agent services, shared agent services and business-to-business services) and automated services. Conferencing Services is composed of audio, video and web conferencing services. Receivables Management is composed of contingent / third party collection services, governmental collection services, first party collection services, commercial collections and purchasing and collecting of charged-off consumer debt. The following year-to-date results for 2005 and 2004 include Sprint’s conferencing related assets, Worldwide and ECI from their respective acquisition dates: June 3, 2005, August 1, 2004 and December 1, 2004, respectively.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(amount in thousands)

Revenue:
Communication Services	$213,476	$197,769	$644,002	$598,633
Conferencing Services	123,068	75,353	315,192	227,442
Receivables Management	54,453	34,775	163,413	55,388
Intersegment eliminations	(1,183)	(284)	(3,448)	(798)

Total	$389,814	$307,613	$1,119,159	$880,665

Operating Income:
Communication Services	$28,461	$22,187	$88,518	$74,030
Conferencing Services	30,692	18,232	75,605	53,447
Receivables Management	9,511	7,277	29,725	7,956

Total	$68,664	$47,696	$193,848	$135,433

Depreciation and Amortization
(Included in Operating Income)
Communication Services	$14,289	$15,723	$44,813	$48,319
Conferencing Services	12,182	7,479	29,861	22,130
Receivables Management	2,015	1,698	6,749	2,898

Total	$28,486	$24,900	$81,423	$73,347

Capital Expenditures:
Communication Services	$8,927	$11,033	$31,484	$26,638
Conferencing Services	6,757	2,975	11,817	9,211
Receivables Management	1,712	234	6,173	838
Corporate	2,080	—	4,330	1,551

Total	$19,476	$14,242	$53,804	$38,238

	As of September	As of December
	30, 2005	31, 2004
	(amount in thousands)
Assets:
Communication Services	$346,322	$370,527
Conferencing Services	759,947	549,540
Receivables Management	296,430	271,977
Corporate	77,118	79,162

Total	$1,479,817	$1,271,206

     There are no material revenues or assets outside the United States.
     For the three months ended September 30, 2005 and 2004, our largest 100 clients represented 61% and 72% of our total revenue, respectively. For the nine months ended September 30, 2005 and 2004, our largest 100 clients represented 63% and 71% of our total revenue, respectively. For the three and nine months ended September 30, 2005, we had one customer, Cingular Wireless LLC (“Cingular”), which accounted for 11% and 12% of our total revenue in those respective periods. During the three and nine months ended September 30, 2004, Cingular accounted for 10% and 9% of our total revenue, respectively.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. On February 14, 2005, WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West and WTC’s favor on May 5, 2005. The plaintiff has appealed the judgment and the order denying intervention. The matter is now before the Fourth Appellate District Court of Appeals.
     The plaintiff in the litigation described above had previously filed a complaint in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California described above. Plaintiff has contended in her pleadings in the state action that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

19

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed a motion for judgment on the pleadings and a motion for summary judgment. It is uncertain when the motion for class certification will be ruled on or when the case will be tried. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

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
     Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and elsewhere in this report.
     All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
     Key Events for the Three and Nine Months Ended September 30, 2005
     The following overview highlights the areas we believe are important in understanding our results of operations for the three and nine months ended September 30, 2005. This summary is not intended as a substitute for the detail provided elsewhere in this report or for the unaudited Condensed Consolidated Financial Statements and Notes thereto that are included in this report.
•	Acquired the conferencing assets of Sprint Corporation for $207 million plus related acquisition costs on June 3, 2005.

•	26.7% increase in revenue to $389.8 million for the three months ended September 30, 2005 and a 27.1% increase in revenue to $1,119.2 million for the nine months ended September 30, 2005. The increase in revenue was primarily due to revenue from acquired entities not included in the comparable period as well as organic growth in each of our segments.

•	44.0% increase in operating income to $68.7 million for the three months ended September 30, 2005 and a 43.1% increase in operating income to $193.8 million for the nine months ended September 30, 2005. The increase in operating income and net income was driven by increased revenue, as previously noted, as well as successful selling, general and administrative expenses cost control.

•	32.7% increase in net income to $37.8 million for the three months ended September 30, 2005 and a 31.6% increase in net income to $108.8 million for the nine months ended September 30, 2005.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2005 and 2004
     Revenue: For the third quarter of 2005, revenue increased $82.2 million, or 26.7%, to $389.8 million from $307.6 million for the third quarter of 2004. For the nine months ended September 30, 2005, revenue increased $238.5 million, or 27.1%, to $1,119.2 million from $880.7 million for the nine months ended September 30, 2004. The increase in revenue for the three and nine months ended September 30, 2005 included $50.3 million and $161.9 million, respectively, from the acquisitions of Worldwide, ECI and Sprint conferencing. These acquisitions closed on August 1, 2004, December 1, 2004, and June 3, 2005, respectively.
     For the three and nine months ended September 30, 2005, our top one-hundred clients represented 61% and 63% of total revenue, respectively. This compares to 72% and 71%, respectively, for each of the comparable periods in 2004. For the three and nine months ended September 30, 2005, we had one client, Cingular, which accounted for 11% and 12% of our total revenue, respectively. During the three and nine months ended September 30, 2004, Cingular accounted for 10% and 9% of our total revenue, respectively.
     Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	Increase	% Increase	2005	2004	Increase	% Increase
Revenue in thousands:
Communication Services	$213,476	$197,769	$15,707	7.9%	$644,002	$598,633	$45,369	7.6%
Conferencing Services	123,068	75,353	47,715	63.3%	315,192	227,442	87,750	38.6%
Receivables Management	54,453	34,775	19,678	56.6%	163,413	55,388	108,025	195.0%
Intersegment eliminations	(1,183)	(284)	(899)	316.5%	(3,448)	(798)	(2,650)	332.1%

Total	$389,814	$307,613	$82,201	26.7%	$1,119,159	$880,665	$238,494	27.1%

     Communication services revenue for the third quarter of 2005 increased $15.7 million, or 7.9%, to $213.4 million from $197.8 million for the third quarter of 2004. Growth in our dedicated and shared agent business, including $8.4 million from a short term client engagement, during the three months ended September 30, 2005 compared to the same period in 2004 contributed to the overall increase in revenue. For the nine months ended September 30, 2005, communication services revenue increased $45.4 million, or 7.6%, to $644.0 million from $598.6 million for the nine months ended September 30, 2004. The increase in revenue is primarily due to growth in our dedicated and shared agent business.
     Conferencing services revenue for the third quarter of 2005 increased $47.7 million, or 63.6%, to $123.1 million from $75.4 million for the third quarter of 2004. The increase in revenue for the three months ended September 30, 2005 included $36.8 million from the acquisition of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. For the nine months ended September 30, 2005, conferencing services revenue increased $87.8 million, or 38.6%, to $315.2 million from $227.4 million for the nine months ended September 30, 2004. The increase in revenue for the nine months ended September 30, 2005, included $64.7 million from the acquisition of ECI and Sprint’s conferencing assets.
     Receivables management revenue for the third quarter of 2005 increased $19.7 million to $54.5 million from $34.8 million for the third quarter of 2004. The increase in revenue for the three months ended September 30, 2005 included $13.5 million from the acquisition of Worldwide. For the nine months ended September 30, 2005, receivables management revenue increased $108.0 million to $163.4 million from $55.4 million for the nine months ended September 30, 2004. The increase in revenue for the nine months ended September 30, 2005 included $97.2 million from the acquisition of Worldwide. Sales of portfolio receivables, net of related amortization and putback reserves, during the three and nine months ended September 30, 2005 resulted in net revenue of $4.5 million and $8.1 million, respectively.

     Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $36.4 million, or 26.4%, in the third quarter of 2005 to $174.3 million, from $137.9 million for the comparable period of 2004. As a percentage of revenue, cost of services decreased to 44.7% for the third quarter of 2005, compared to 44.8% for the comparable period in 2004. Cost of services increased $118.1 million, or 30.5%, in the nine months ended September 30, 2005 to $505.4 million, from $387.3 million for the comparable period in 2004. As a percentage of revenue, cost of services increased to 45.2% for the nine months ended September 30, 2005, compared to 44.0% for the comparable period in 2004. The increase in cost of services as a percentage of revenue during the nine months ended September 30, 2005 is primarily attributable to the acquisition of Worldwide, which historically has a higher percentage of direct costs to revenue than our consolidated results.
     Cost of Services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2005	Revenue	2004	Revenue	Change	Change	2005	Revenue	2004	Revenue	Change	Change
In thousands:
Communication Services	$105,006	49.2%	$97,365	49.2%	$7,641	7.8%	$317,343	49.3%	$289,222	48.3%	$28,121	9.7%
Conferencing Services	42,014	34.1%	23,815	31.6%	18,199	76.4%	106,918	33.9%	71,758	31.6%	35,160	49.0%
Receivables Management	28,247	51.9%	16,861	48.5%	11,386	67.5%	84,144	51.5%	26,903	48.6%	57,241	212.8%
Intersegment eliminations	(1,028)		(183)		(845)	461.7%	(2,932)		(541)		(2,391)	442.0%

Total	$174,239	44.7%	$137,858	44.8%	$36,381	26.4%	$505,473	45.2%	$387,342	44.0%	$118,131	30.5%

     Communication services costs of services increased $7.6 million, or 7.8%, in the third quarter of 2005 to $105.0 million from $97.4 million for the third quarter of 2004. As a percentage of revenue, communication services cost of services was 49.2% for the third quarter of 2005, compared to 49.2%, for the comparable period in 2004. Communication services costs of services increased $28.1 million in the nine months ended September 30, 2005 to $317.3 million from $289.2 million for the nine months ended September 30, 2004. As a percentage of revenue, communication services cost of services increased to 49.3% for the nine months ended September 30, 2005, compared to 48.3% for the comparable period in 2004. This increase, as a percentage of revenue, is partially attributed to the growth in our inbound dedicated agent business, which has a higher cost of services as a percentage of revenues, and to a reduction in prepaid calling card revenue, which has a lower cost of services as a percentage of revenue.
     Conferencing services cost of services for the third quarter of 2005 increased $18.2 million to $42.0 million from $23.8 million for the third quarter of 2004. As a percentage of revenue, conferencing services cost of services increased to 34.1% for the third quarter of 2005, compared to 31.6% for the comparable period in 2004. Conferencing services cost of services for the nine months ended September 30, 2005 increased $35.1 million, to $106.9 million from $71.8 million for the nine months ended September 30, 2004. As a percentage of revenue, conferencing services cost of services increased to 33.9% for the nine months ended September 30, 2005, compared to 31.6%, for the comparable period in 2004. The increase in cost of services for the three and nine months ended September 30, 2005 included $12.8 million and $22.7 million, respectively, from the acquisitions of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively.
     Receivables management cost of services for the third quarter of 2005 increased $11.4 million to $28.3 million from $16.9 million for the third quarter of 2004. As a percentage of revenue, receivables management cost of services increased to 51.9% for the third quarter of 2005, compared to 48.5% for the comparable period in 2004. Receivables management cost of services for the nine months ended September 30, 2005 increased $57.2 million, to $84.1 million from $26.9 million for the nine months ended September 30, 2004. As a percentage of revenue, receivables management cost of services increased to 51.5% for the nine months ended September 30, 2005, compared to 48.6% for the comparable period in 2004. This increase is due to a business mix change related to the addition of debt purchasing, which has a higher cost of service, as a result of the Worldwide acquisition on August 1, 2004.

     Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by $24.8 million, or 20.4%, to $146.9 million for the third quarter of 2005, from $122.1 million for the comparable period of 2004. As a percentage of revenue, SG&A expenses decreased to 37.7% of revenue for the third quarter of 2005, compared to 39.7% for the comparable period of 2004. SG&A expenses increased by $61.9 million, or 17.3%, to $419.8 million for the nine months ended September 30, 2005 from $357.9 million for the comparable period of 2004. As a percentage of revenue, SG&A expenses decreased to 37.5% for the nine months ended September 30, 2005, compared to 40.6% for the comparable period of 2004.
     Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2005	Revenue	2004	Revenue	Change	Change	2005	Revenue	2004	Revenue	Change	Change
In thousands:
Communication Services	$80,009	37.5%	$78,218	39.5%	$1,791	2.3%	$238,142	37.0%	$235,382	39.3%	$2,760	1.2%
Conferencing Services	50,362	40.9%	33,305	44.2%	17,057	51.2%	132,669	42.1%	102,236	45.0%	30,433	29.8%
Receivables Management	16,696	30.7%	10,637	30.6%	6,059	57.0%	49,544	30.3%	20,528	37.1%	29,016	141.3%
Intersegment eliminations	(156)		(101)		(55)	54.5%	(517)		(256)		(261)	102.0%

Total	$146,911	37.7%	$122,059	39.7%	$24,852	20.4%	$419,838	37.5%	$357,890	40.6%	$61,948	17.3%

     Communication services SG&A expenses increased by $1.8 million, or 2.3%, to $80.0 million for the third quarter of 2005 from $78.2 million for the third quarter of 2004. As a percentage of revenue, communication services SG&A expenses decreased to 37.5% for the third quarter of 2005 compared to 39.5% for the comparable period of 2004. Communication services SG&A expenses increased by $2.7 million, or 1.2%, to $238.1 million for the nine months ended September 30, 2005 from $235.4 million for the nine months ended September 30, 2004. As a percentage of revenue, communication services SG&A expenses decreased to 37.0% for the nine months ended September 30, 2005 compared to 39.3% for the comparable period of 2004. The impact of supporting increased revenues with a relatively low increase in SG&A expenses and a reduction in depreciation expense of $1.4 million and $3.3 million for the three and nine months ended September 30, 2005, respectively, caused the lower SG&A as a percentage of revenue.
     Conferencing services SG&A for the third quarter of 2005 increased $17.1 million, or 51.2%, to $50.4 million from $33.3 million for the third quarter 2004. The increase in SG&A for the three months ended September 30, 2005 included $13.9 million from the acquisition of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. As a percentage of revenue, conferencing services SG&A expenses decreased to 40.9% for the third quarter of 2005 compared to 44.2% for the comparable period of 2004. Conferencing services SG&A for the nine months ended September 30, 2005, increased $30.5 million, or 29.8%, to $132.7 million from $102.2 million for the nine months ended September 30, 2004. The increase in SG&A for the nine months ended September 30, 2005 included $24.9 million from the acquisitions of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. As a percentage of revenue, conferencing services SG&A expenses decreased to 42.1% for the nine months ended September 30, 2005 compared to 45.0% for the comparable period of 2004. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisition of ECI and Sprint’s conferencing assets as well as the spreading of these costs over a larger revenue base.
     Receivables management SG&A for the third quarter of 2005 increased $6.1 million to $16.7 million from $10.6 million for the third quarter of 2004. As a percentage of revenue, receivables management SG&A increased to 30.7% for the third quarter of 2005, compared to 30.6% for the comparable period in 2004. Receivables management SG&A for the nine months ended September 30, 2005, increased $29.0 million, to $49.5 million from $20.5 million for the nine months ended September 30, 2004. As a percentage of revenue, receivables management SG&A decreased to 30.3% for the nine months ended September 30, 2005, compared to 37.1%, for the comparable period in 2004. This change is due to a business mix change related to the Worldwide acquisition. The 2005 and 2004 receivables management SG&A includes Worldwide, acquired on August 1, 2004.
     Operating income: Operating income increased by $21.0 million, or 44.0%, to $68.7 million for the third quarter of 2005 from $47.7 million for the comparable period of 2004. As a percentage of revenue, operating income increased to 17.6% for the third quarter of 2005, compared to 15.5% for the corresponding period in 2004. Operating income increased by $58.4 million, or 43.1%, to $193.8 million for the nine months ended September 30, 2005, from $135.4 million for the comparable period of 2004. As a percentage of revenue, operating income increased to 17.3% for the nine months ended September 30, 2005, compared to 15.4% for the corresponding period in 2004. The increase in operating income and net income was driven by increased revenue as previously noted as well as successful control of SG&A costs and the spreading of the fixed cost infrastructure over an increased revenue base.
     Operating income by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2005	Revenue	2004	Revenue	Change	Change	2005	Revenue	2004	Revenue	Change	Change
In thousands:
Communication Services	$28,461	13.3%	$22,187	11.2%	$6,274	28.3%	$88,518	13.7%	$74,030	12.4%	$14,488	19.6%
Conferencing Services	30,692	24.9%	18,232	24.2%	12,460	68.3%	75,605	24.0%	53,447	23.5%	22,158	41.5%
Receivables Management	9,511	17.5%	7,277	20.9%	2,234	30.7%	29,725	18.2%	7,956	14.4%	21,769	273.6%

Total	$68,664	17.6%	$47,696	15.5%	$20,968	44.0%	$193,848	17.3%	$135,433	15.4%	$58,415	43.1%

     Communication services operating income increased $6.3 million, or 28.3%, to $28.5 million for the third quarter of 2005 from $22.2 million for the third quarter of 2004. As a percentage of revenue, communication services operating income increased to 13.3% for the third quarter of 2005, compared to 11.2% for the corresponding period in 2004. Communication services operating income increased $14.5 million, or 19.6%, to $88.5 million for the nine months ended September 30, 2005 from $74.0 million for the comparable period of 2004. As a percentage of revenue, communication services operating income increased to 13.7% for the nine months ended September 30, 2005, compared to 12.4% for the corresponding period in 2004. Significant reasons for the improved operating income as a percentage of revenue were increased revenue, a reduction in SG&A expense as a percentage of revenue and the additional operating income of approximately $4.0 million in the second quarter related to settlement of a contractual relationship and other non-recurring items.
     Conferencing services operating income for the third quarter of 2005 increased $12.5 million to $30.7 million from $18.2 million for the third quarter of 2004. The increase in operating income for the three months ended September 30, 2005 included $10.1 million from the acquisitions of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. As a percentage of revenue, conferencing services operating income increased to 24.9% for the third quarter of 2005, compared to 24.2% for the corresponding period in 2004. Conferencing services operating income for the nine months ended September 30, 2005 increased $22.2 million to $75.6 million from $53.4 million for the nine months ended September 30, 2004. The increase in operating income for the nine months ended September 30, 2005 included $17.1 million from the acquisitions of ECI and Sprint’s conferencing assets. As a percentage of revenue, conferencing services operating income increased to 24.0% for the nine months ended September 30, 2005 compared to 23.5% for the corresponding period in 2004.
     Receivables management operating income for the third quarter of 2005 increased $2.2 million to $9.5 million from $7.3 million for the third quarter of 2004. As a percentage of revenue, receivables management operating income decreased to 17.5% for the third quarter of 2005, compared to 20.9% for the comparable period in 2004. Receivables management operating income for the nine months ended September 30, 2005 increased $21.7 million to $29.7 million from $8.0 million for the nine months ended September 30, 2004. As a percentage of revenue, receivables management operating income increased to 18.2% for the nine months ended September 30, 2005, compared to 14.4% for the comparable period in 2004. The 2005 receivables management operating income includes Worldwide, acquired on August 1, 2004.
     Other expense: Other income expense includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other expense for the third quarter of 2005 was $4.3 million compared to $2.7 million for the third quarter of 2004. Other expense for the nine months ended September 30, 2005 was $9.3 million compared to $4.6 million for the nine months ended 2004. The change in other expense for the three and nine months ended September 30, 2005 is primarily due to interest expense on the debt incurred for the acquisitions of Worldwide on August 1, 2004, ECI on December 1, 2004, and Sprint’s conferencing assets on June 3, 2005, as well as interest expense on portfolio notes payable and rising interest rates.
     Net income: Net income increased by $9.3 million, or 32.7%, for the third quarter of 2005 to $37.8 million from net income of $28.5 million for the third quarter of 2004. Net income increased by $26.1 million, or 31.6%, for the nine months ended September 30, 2005 to $108.8 million from net income of $82.7 million for the nine months ended September 30, 2004. Net income includes a provision for income tax expense at an effective rate of approximately 37.1% and 36.9% for the three and nine months ended September 30, 2005 and approximately 36.7% and 36.8% for the comparable periods in 2004.
     Liquidity and Capital Resources
     The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Nine Months Ended September 30,

	2005	2004	Change	% Change
Net cash provided by operating activities	$186,337	$152,812	$33,525	21.9%
Net cash used in investing activities	$(272,280)	$(178,241)	$(94,039)	52.8%
Net cash flows provided by financing activities	$73,634	$27,990	$45,644	163.1%
     Our primary cash requirements include the funding of the following:
•	operating expenses;

•	acquisitions;

•	tax payments;

•	capital expenditures;

•	purchases of portfolio receivables; and

•	interest payments and the repayment of principal on debt.
     Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our revolving bank credit facility and specialized credit facilities for the purchase of receivable portfolios.
     Net cash flows from operating activities increased $33.5 million, or 21.9%, to $186.3 million for the nine months ended September 30, 2005, compared to net cash flows from operating activities of $152.8 million for the comparable period in 2004. The increase in net cash flows from operating activities is due primarily to an increase in net income and other liabilities. Depreciation and amortization expense and the increase in minority interest, net of distributions, also contributed to the increase in operating cash flows. This increase in operating cash flows was partially offset by a increase in accounts receivable and a decrease in accounts payable.
     Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 49 days at September 30, 2005. At September 30, 2004, days sales outstanding was 50 days.
     Net cash flows used in investing activities increased $94.1 million, or 52.8%, to $272.3 million for the nine months ended September 30, 2005, compared to net cash flows used in investing activities of $178.2 million for the comparable period in 2004. Cash invested for the acquisition of Sprint’s conferencing assets was $208.9 million. Also, we invested $53.8 million in capital expenditures during the nine months ended September 30, 2005 compared to $38.2 million for the comparable period in 2004. Investing activities during the nine months ended September 30, 2005 included the purchase of receivable portfolios for $53.1 million and the cash proceeds applied to amortization of receivable portfolios of $47.3 million compared to $9.7 million and $7.1 million, respectively, for the two months ended September 30, 2004.
     Net cash from financing activities increased $45.6 million, to $73.6 million for the nine months ended September 30, 2005, compared to net cash flow from financing activities of $28.0 million for the comparable period in 2004. During the nine months ended September 30, 2005, net cash from financing activities was primarily provided by advances on our revolving bank credit facility of $190.0 million to finance the acquisition of Sprint’s conferencing assets. During the nine months ended September 30, 2005, the net increase in the outstanding balance on the revolving bank credit facility was $52.0 million and payments on portfolio notes payable were $42.4 million. During the nine months ended September 30, 2004, payments on long-term obligations were $54.5 million. Proceeds from issuance of portfolio notes payable in the nine months ended September 30, 2005 were $46.7 million compared to $8.5 million in 2004. Proceeds from our stock-based employee benefit programs for the nine months ended September 30, 2005 were $17.4 million compared to $5.5 million for the comparable period in 2004.
     We have a $400 million revolving bank credit facility for general cash requirements. We also have two specialized credit facilities for the purchase of receivable portfolios.
     Bank Facility. The maturity date of our bank revolving credit facility is November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At September 30, 2005, $282.0 million was outstanding on the revolving bank credit facility. We began the third quarter with $340.0 million outstanding on the revolving credit facility. The highest balance outstanding on the credit facility during the three and nine months ended September 30, 2005 was $350.0 million and $365.0 million, respectively. The average daily outstanding balance of the revolving credit facility during the three and nine months ended September 30, 2005 was $324.7 million and $268.8 million, respectively. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three and nine months ended September 30, 2005 was 4.66% and 4.27%, respectively. The commitment fee on the unused revolving credit facility at September 30, 2005 was 0.175%. The facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may not exceed 2.5 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at September 30, 2005.
     Cargill Facility. We maintain, through our majority-owned subsidiary Worldwide Asset Purchasing, LLC (“WAP”), a revolving financing facility with a third party specialty lender, CFSC Capital Corp. XXXIV. The lender is also the minority interest holder in WAP. Pursuant to this arrangement, we borrow from CFSC Capital Corp. XXXIV 80% to 85% of the purchase price of each portfolio financed under this facility and we fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series and cash balances of $5.9 million on September 30, 2005. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly over two years from the date of origination. At September 30, 2005, we had $32.8 million of non-recourse portfolio notes payable outstanding under this facility.
     Sallie Mae Facility. We maintain, through our wholly owned subsidiary West Asset Management, Inc., a $20.0 million revolving financing facility (Sallie Mae Facility) with a third-party specialty lender. In connection with this facility, we capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets are purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”). As of September 30, 2005 we have remaining commitments to purchase receivable portfolios as follows: $6.7 million of cumulative purchases by July 31, 2006 and an additional $35.0 million of receivable portfolio purchases by July 31, 2007. Pursuant to this credit facility, we are required to fund a minimum of 20% ($8.3 million at September 30, 2005) of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lender’s actual cost of funds. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated QSPE.
     We will perform collection services on the receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At September 30, 2005 and December 31, 2004, the SPE had a note receivable from the QSPE for $3.7 million and $1.6 million, respectively. Also, at September 30, 2005, $8.3 million of the $20.0 million revolving financing facility had been utilized.
Contractual Obligations
     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The net change on the revolving credit facility was $52.0 million, increasing our outstanding balance at September 30, 2005 to $282.0 million. In April 2005, we paid $8.9 million in satisfaction of acquisition earn out commitments payable in 2005. These are the only material changes to our contractual obligations since December 31, 2004.
Capital Expenditures
     Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $53.8 million for the nine months ended September 30, 2005. Capital expenditures were $38.2 million for the nine months ended September 30, 2004. We currently estimate our capital expenditures for the remainder of 2005 to be approximately $15.0 million to $20.0 million, primarily for equipment and upgrades at existing facilities.

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
Off – Balance Sheet Arrangements
     We maintain a lease for a building (located in Omaha, Nebraska) from a development company that is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 4.27% for the nine months ended September 30, 2005. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessor for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At September 30, 2005, the fair value of the guaranteed residual value for the building was approximately $0.9 million and is included in other long term assets and other long term liabilities.
     We maintain, through our wholly owned subsidiary West Asset Management, Inc., a $20.0 million revolving financing facility with a third-party specialty lender. In connection with this facility, we capitalized a consolidated SPE for the sole purpose of purchasing defaulted accounts receivable portfolios. For further details about this facility, see the discussion above under “Sallie Mae Facility.”
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
     We adopted American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer,” (SOP 03-3) on January 1, 2005. SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense is established in the current period for the amount required to maintain the internal rate of return, or “IRR”, expectations. Prior guidance required lowering the IRR for the remaining life of the portfolio. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which will set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material.

     For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2004.
Risk Factors
     An investment in our common stock involves risks. You should carefully consider the risks described below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on
Form 10-K for the year ended December 31, 2004. If any of the risks occur, our business, financial condition, liquidity and results of operations could be seriously harmed, in which case the price of our common stock could decline and you could lose all or a part of your investment.
•	If we are unable to integrate or achieve the objectives of our recent and future acquisitions, our overall business may suffer.

•	If we are unable to complete future acquisitions, our business strategy and stock price may be negatively affected.

•	We may not be able to compete successfully in our highly competitive industries.

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

•	Our ability to recover on our charged-off consumer receivables may be limited under federal and state laws.

•	Our business, results of operations and financial condition could be adversely affected if we are unable to maximize the use of our contact centers.

•	Increases in the cost of voice and data services or significant interruptions in these services could adversely affect our business, results of operations and financial condition.

•	We depend on key personnel.

•	Our inability to continue to attract and retain a sufficient number of qualified employees could adversely affect our business, results of operations and financial condition.

•	Increases in labor costs and turnover rates could adversely affect our business, results of operations and financial condition.

•	Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting these countries that could result in increased operating expenses and regulation.

•	A large portion of our revenues are generated from a limited number of clients, and the loss of one or more key clients would result in the loss of net revenues.

•	The financial results of our Receivables Management segment depend on our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts. If we are unable to do so, our business, results of operations and financial condition could be adversely affected.

•	Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

•	Our contracts are generally not exclusive and generally do not provide revenue commitments.

•	Our data and contact centers are exposed to emergency interruption.

•	Acts of terrorism or war could adversely affect our business, results of operations and financial condition.

•	Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

•	We may not be able to adequately protect our proprietary information or technology.

•	Our technology and services may infringe upon the intellectual property rights of others.

•	Our business depends on our ability to keep pace with our clients’ needs for rapid technological change and systems availability.

•	Gary L. West and Mary E. West have substantial control over us and have the ability to control substantially all matters submitted to stockholders for approval.

•	Pending and future litigation may divert management time and attention and result in substantial costs of defense damages or settlement, which could adversely affect our business, results of operations and financial condition.

•	Future sales of our common stock in the public market could lower our stock price.

•	The trading of our common stock is characterized by low trading volume. The value of your investment may be subject to sudden decreases due to the volatility of the price of our common stock.

•	We do not intend to pay dividends on our common stock for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.
Interest Rate Risk
     As of September 30, 2005, we had $282.0 million outstanding under our revolving bank credit facility and $30.5 million under a synthetic lease obligation. The revolving bank credit facility and the synthetic lease obligation bear interest at a variable rate.
     Our revolving bank credit facility bears interest at a variable rate over a selected LIBOR based on our leverage and matures November 15, 2009. At September 30, 2005, $282.0 million was outstanding on the revolving credit facility. The average daily outstanding balance of the revolving credit facility during the three and nine months ended September 30, 2005 was $324.7 million and $268.8 million, respectively. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three and nine months ended September 30, 2005 was 4.66% and 4.27%, respectively. The commitment fee on the unused revolving credit facility at September 30, 2005 was 0.175%. The facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. At September 30, 2005, the contractual interest rate was 87.5 basis points over the selected LIBOR. Based on our obligation under this facility at September 30, 2005, a 50 basis point change would increase or decrease quarterly interest expense by approximately $0.4 million.
     We are party to a synthetic lease agreement that had an outstanding balance of $30.5 million at September 30, 2005. The synthetic lease has interest terms similar to that of the revolving bank credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 12.5 or 25 basis point increments. The weighted average annual interest rate at September 30, 2005 was 5.26%. The lease bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. Based on our obligation under this synthetic lease at September 30, 2005, a 50 basis point change would increase or decrease quarterly interest expense by approximately $38,125.
     We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.
Foreign Currency Risk
     On September 30, 2005, the Communication Services segment had no material revenue or assets outside the United States. The Communication Services segment has a contract for workstation capacity in Mumbai, India, which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. We do not employ the personnel or own the assets at this foreign location. Our facilities in Canada,

Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.
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
     For the three months ended September 30, 2005, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.
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
     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation’s and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. On February 14, 2005 WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgement as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West Corporation and WTC’s favor on May 5, 2005. The plaintiff has appealed the judgment and the order denying intervention. The matter is now before the Fourth Appellate District Court of Appeals.
     The plaintiff in the litigation described above had previously filed a complaint in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California described above. Plaintiff has contended in her pleadings in the state action that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.
     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21,

2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named Plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed a motion for judgment on the pleadings and a motion for summary judgment. It is uncertain when the motion for class certification will be ruled on or when the case will be tried. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 22, 2005, Telebuyer, LLC elected to exercise in full its option to acquire 325,000 shares of our common stock. As a result, on August 29, 2005 we issued 119,290 shares of common stock. 72,244 of these shares were issued out of treasury stock and the remaining 47,046 shares were issued from our authorized reserve. The option price was netted against the number of shares issuable, resulting in no cash proceeds to us. We issued the shares in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.
Item 6. Exhibits

10.01	First Amendment to Amended and Restated Credit Agreement, dated as of September 23, 2005, by and among West Corporation, certain subsidiaries of West Corporation, certain financial institutions as lenders and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2005)

10.02	Fifth Amendment to Certain Operative Agreements, dated as of September 23, 2005, by and among West Facilities Corporation, West Corporation and various entities parties to the Participation Agreement as guarantors, Wachovia Development Corporation, the various banks and other lenders party to the Participation Agreement and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 29, 2005)

10.03	Indemnity Agreement, dated October 6, 2005, by and between West Corporation and Gary L. West and Mary E. West (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2005)

31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION
By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President - Chief Financial Officer and Treasurer

Date: November 4, 2005

Exhibit Index

Exhibit
Number

10.01	First Amendment to Amended and Restated Credit Agreement, dated as of September 23, 2005, by and among West Corporation, certain subsidiaries of West Corporation, certain financial institutions as lenders and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2005)

10.03	Fifth Amendment to Certain Operative Agreements, dated as of September 23, 2005, by and among West Facilities Corporation, West Corporation and various entities parties to the Participation Agreement as guarantors, Wachovia Development Corporation, the various banks and other lenders party to the Participation Agreement and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 29, 2005)

10.03	Indemnity Agreement, dated October 6, 2005, by and between West Corporation and Gary L. West and Mary E. West (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2005)

31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002