Form 10-K
period 2005-12-31
WEST CORP
filed 2006-02-24
CIK 1024657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
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

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity) as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $881.6 million. As of February 17, 2006, 70,024,681 shares of common stock, $0.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2006 annual meeting of stockholders are incorporated into Part III.

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

Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in Item 1A “Risk Factors” and elsewhere in this report.

All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

PART I.

Item 1.	Business

Overview

West Corporation provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

•	communication services, including dedicated agent, shared agent, automated and business-to-business (“B-to-B”) services;

•	conferencing services, including reservationless, operator-assisted, web and video conferencing; and

•	receivables management, including debt purchasing collections, contingent/third-party collections, government collections, first-party collections and commercial collections.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice transactions.

Our Communication Services segment provides our clients with a broad portfolio of voice services through the following offerings: dedicated agent, shared agent, business services and automated services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support B-to-B applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, India, Jamaica and the Philippines. Our home agent service is performed by contractors throughout the United States.

Our Conferencing Services segment provides our clients with an integrated, global suite of audio, web and video conferencing options. This segment offers four primary services: reservationless, operator-assisted, web conferencing and video conferencing. Our Conferencing Services segment has operations in the United States, the United Kingdom, Canada, Ireland, France, Germany, Singapore, Australia, Hong Kong, New Zealand, Japan and India.

Our Receivables Management segment assists our clients in collecting and managing their receivables. This segment offers debt purchasing collections, contingent/third-party collections, government collections, first-party collections and commercial collections. Our Receivables Management segment operates out of facilities in the United States, Jamaica and Mexico.

West Corporation, a Delaware corporation, (“West”) was founded in 1986 and is headquartered in Omaha, Nebraska. Our principal executive offices are located at 11808 Miracle Hills Drive, Omaha, Nebraska 68154. Our telephone number is (402) 963-1200. Our website address is www.west.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available, without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.

Competitive Strengths

We believe that we have a number of competitive strengths, including:

Reputation for Outstanding Service Quality

We believe that our reputation is one of our strongest competitive advantages and that the quality of our services is a primary factor in our success in retaining our clients. For example, our top ten clients have been using our services for an average of nearly nine years. Also, Frost & Sullivan recently honored us with their “2005 Audio Conferencing Service of the Year Award.”

The Scale of Our Business

We believe that the overall scale of our business allows us to provide unique combinations of services to our clients. Our scale and capacity allow us to quickly take on large projects as demanded by the market and our clients.

Examples of the scale of our business and the resulting benefits we have derived from this scale, include the following:

•	as of December 31, 2005, we had approximately 18,200 workstations, approximately 23,000 total agents and approximately 10,000 home agents; and

•	in 2005, we processed approximately 16.6 billion minutes of voice transactions across all three of our business segments.

Our Technology Platform

We have made significant investments in our technology platform and currently employ more than 1,100 professionals to develop, modify and maintain our operating systems and technology infrastructure and to design client-specific programs. We are able to allocate our resources efficiently, respond to new client programs rapidly and design cost-effective combinations of services that are tailored to each client’s unique needs. Our systems are capable of handling large call volumes and our redundant network architecture increases reliability.

Examples of our technology include the following:

•	our centralized, 24 hours a day, seven days a week Network Operations Center;

•	our voice, data and Internet protocol (“IP”) network;

•	our proprietary scheduling and staffing system, known as Spectrum®; and

•	our approximately 125,000 port proprietary interactive voice response (“IVR”) platform.

Our Ability to Deploy Assets and Resources Across Business Segments and Services

All of our business segments benefit from using shared assets and resources. This ability to share support functions and infrastructure and amortize investments across our segments improves our profitability. We are also able to achieve cost savings through economies of scale and increased purchasing power. Our ability to share our technology and systems infrastructure across multiple platforms has contributed to the reduction of our capital expenditures as a percentage of revenue from 12.4% in 1998 to 5.0% in 2005.

Examples of this shared use of assets and resources include:

•	processing conferencing transactions on our IVR platform at reduced capital costs;

•	redeploying consumer outbound services contact centers for use in receivables management, B-to-B and consumer inbound transactions, each of which produces higher margins;

•	sharing research and development for new technologies, such as voice-over-internet-protocol (“VoIP”) across all three of our business segments; and

•	sharing administrative costs, such as finance, accounting, human resources and facilities management, across all three of our business segments.

Experienced and Proven Management Team

Our financial performance is a result of our management team’s long-term success in understanding our clients’ outsourcing needs and expectations and developing and executing our business strategies. Our management team has produced steady, profitable growth through strong and weak economic climates, redeployed under-utilized assets and resources and integrated multiple accretive acquisitions. Our CEO and COO have each been an employee of West for more than fourteen years, and our operating managers have an average tenure of nine years with West.

Growth Strategy

We intend to grow our business by pursuing organic growth, identifying new opportunities and uses for our technology and infrastructure and pursuing strategic acquisitions. In pursuing these strategies, we intend to seek new opportunities to build upon our core competencies of managing technology, telephony and human capital.

Pursue Organic Growth

Focus on Large and Growing Markets.  We intend to focus our resources on markets that we believe will offer profitable growth in the foreseeable future. Our ability to reallocate capital and resources in response to changing market dynamics has been a key factor in achieving profitable growth. Market size, growth and competitive dynamics are primary factors in our decision to enter new markets.

Sell Additional Services to Existing Clients.  We believe that we have significant opportunities to sell additional services to our existing clients. Our ability to cross-sell and offer integrated services is critical to retaining and expanding our client relationships. Integration of our services strengthens our client relationships, while increasing the effectiveness of our agents and infrastructure. For the year ended December 31, 2005, we derived approximately 47% of our revenues from clients that use more than one of our services (whether within the same segment or from among our segments) to meet their overall outsourcing needs.

Expand Our Client Base.  The markets in which our three business segments operate are large and provide attractive opportunities to expand our client base. In our Communication Services and Receivables Management segments, we intend to pursue growth-oriented client opportunities and clients with large volume programs. In our Conferencing Services segment, we strive to increase our brand awareness, expand our international presence and gain market share.

Identify New Opportunities and Uses for Our Technology and Infrastructure

Identifying new opportunities and uses for our technology and infrastructure allows us to grow and diversify our revenue. Many of our advances in technology and new uses for our infrastructure have been achieved in close partnership with our clients. We will seek to identify similar opportunities and uses in the future.

Pursue Strategic Acquisitions

Strategic acquisitions have been an important contributor to our growth and they facilitated our entry into the conferencing and receivables management markets. We intend to continue to acquire businesses to expand our presence within our existing segments. We also intend to acquire businesses that provide opportunities to enter new large and growing markets that will allow us to build upon our core competencies. Through strategic acquisitions, we also intend to enhance our existing service offerings and expand our client base. Since 2002, we have completed eight strategic acquisitions involving aggregate consideration of approximately $1 billion.

Subsequent to December 31, 2005, we announced that we had entered into definitive agreements to acquire two publicly traded companies, Intrado Inc. (“Intrado”) (ticker symbol TRDO) and Raindance Communications, Inc. (“Raindance”) (ticker symbol RNDC). Both acquisitions are subject to customary closing conditions and regulatory approvals and are expected to close in the second quarter of 2006. The total purchase price of these two acquisitions before transaction costs and net of option proceeds and cash on hand will be approximately $575 million. We will fund these acquisitions with cash on hand, our existing bank credit facility and additional debt.

Businesses

Communication Services

Customer Relationship Management Service Industry.  Our Communication Services segment operates in the customer relationship management (“CRM”) service industry. We participate principally in the portion of the CRM service industry that relates to consumer and B-to-B oriented voice transactions.

The CRM service industry is large and growing. According to a report published by IDC in March 2005, the market for outsourced U.S. customer interaction services, which is the primary market in which our Communication Services segment operates, represented revenues of approximately $20.4 billion in 2004, and is projected to grow through 2009 at a compound annual growth rate of 13.7%.

Companies have traditionally relied on in-house personnel and infrastructure to perform sales, direct marketing and customer service functions; however, there is an industry trend toward outsourcing these activities for a number of reasons. Outsourcing allows companies to:

•	focus on their core competencies;

•	achieve lower overall costs due to economies of scale, and allows them to acquire new technology on a variable cost basis;

•	obtain services on demand on a large scale; and

•	gain access to new or the latest technology on a variable cost basis and without the accompanying capital expenditure or maintenance costs.

Service Offering.  The Communication Services segment represented 57% of our consolidated revenue in 2005. This segment consists of four primary service offerings:

Dedicated Agent Services provide clients with customized services processed by agents who are knowledgeable about a single client and its products and services. Examples of dedicated agent services include traditional customer care and sales. We generally are paid for these services on a per agent hour or minute basis.

Shared Agent Services combine multiple contact centers and a virtual pool of agents to handle large volumes of transactions for multiple clients. Our shared agents are trained on our proprietary call handling system, and multiple client-specific applications that are generally less complicated than dedicated agent applications. These agents are highly efficient because they are shared across many different client programs. Examples of these services include order processing, lead generation and credit card application processing. We generally are paid for these services on a per minute basis.

Automated Services utilize a proprietary platform of approximately 125,000 IVR ports. The IVR ports, which are equivalent to phone lines, allow for the processing of telephone calls without the involvement of a live agent. These services are highly customized and frequently combined with other service offerings. Examples of these services include front-end customer service applications, prepaid calling card services, credit card activation, automated product information requests, answers to frequently asked questions, utility power outage reporting, call routing and call transfer services. We generally are paid for these services on a per minute basis.

Business-to-Business Services provide dedicated marketing services for clients that target small and medium-sized businesses. These services help clients that cannot cost-effectively serve a diverse and small customer base in-house with the appropriate level of attention. Examples of these services include sales, sales support, order management and technical support. We generally are paid for these services on a per agent hour basis or a commission basis.

We offer our agent-based services through our network of customer contact centers and through our proprietary home agent service, a call handling model that uses independent contractors working out of their homes or other remote offices. Our home agent service also offers a number of other advantages, including:

•	a higher quality of service resulting from our ability to attract a highly educated contractor base;

•	an extremely efficient labor model which results in lower variable labor costs;

•	significantly lower capital requirements; and

•	a midpoint price option between domestic and agent service and offshore solutions.

Call Management Systems.  We specialize in processing large and recurring transaction volumes. We work closely with our clients to accurately project future transaction volumes. We use the following practices to manage our transaction volumes efficiently:

•	Historical Trend Analyses. We track weekly, daily and hourly trends for individual client programs. We believe that the key to a cost-efficient CRM program begins with the effective planning of future volumes to determine the optimal number of sites, employees, workstations and IVR ports that need to be deployed each hour. We have years of data that we use to determine the transaction patterns of different applications such as order capture, lead generation and customer service.

•	Forecasting Call Volumes and Establishing Production Plans. We forecast volumes for inbound calls to agents for each one-half hour increment for each day. We then use historical data regarding average handle time, average wait time, average speed of answer and service level targets to determine the actual number of transactions that may be processed by a workstation or IVR port during a specific one-half hour increment. This process enables us to effectively determine the number of workstations and IVR ports needed for a given client program.

•	Staffing and Scheduling Plans. Based upon the total number of workstations required to be staffed, we create a detailed staffing schedule. These schedules are typically forecasted six to eight weeks in advance to assist the personnel and training departments in hiring and training the desired number of personnel. Agents are given regular work schedules that are designed to coincide with anticipated transaction patterns and trends. We have developed a proprietary scheduling system, known as Spectrum®, that efficiently identifies variances between staff scheduling and staff needs. The system accommodates real-time adjustments for personnel schedules as volume projections fluctuate. Agent personnel directly interact with the system through kiosks located in our contact centers or the Internet to schedule additional hours or excused time.

Sales and Marketing.  We target growth-oriented clients with large volume programs and selectively pursue those clients with whom and services with which we have the greatest opportunity for success. We maintain approximately 50 sales and marketing personnel dedicated to our Communication Services segment. Their goal is to both maximize our current client relationships and to expand our existing client base. To accomplish these goals, we attempt to sell additional services to existing clients and to develop new long-term client relationships. We formulate detailed annual sales and marketing plans for our Communication Services segment. We generally pay commissions to sales professionals on both new sales and incremental revenues generated from new and existing clients.

Competition.  In the Communication Services segment, our competitors range from very small firms catering to specialized programs and short-term projects to large, publicly traded companies. Many clients retain multiple communication services providers, which expose us to continuous competition in order to remain a preferred vendor. We also compete with the in-house operations of many of our existing clients and potential clients. The principal competitive factors in our Communication Services segment include:

•	quality of service;

•	range of service offerings;

•	flexibility and speed of implementing customized solutions to meet clients’ needs;

•	capacity;

•	industry-specific experience;

•	technological expertise; and

•	price.

We discuss the risks associated with the competition in our Communication Services segment in Item 1A “Risk Factors.”

Quality Assurance.  We believe we differentiate the quality of our services through our ability to understand our clients’ needs and expectations and our ability to meet or exceed them. We continuously monitor, test and evaluate the performance of all call handling programs to ensure that we meet or exceed both our own and our clients’ quality standards. We encourage our clients to participate in all aspects of the quality assessment. We have direct contact with our clients’ customers. Given the importance of this role, we believe that our ability to provide premium quality service is critical. We and our clients monitor and evaluate the performance of agents to confirm that our clients’ programs are properly implemented using client-approved scripts and that the agents meet our clients’ customer service standards. We and our clients regularly measure the quality of our services by reviewing variables that include:

•	average handle time;

•	call volume;

•	average speed of answer;

•	sales per hour;

•	rate of abandonment;

•	quota attainment; and

•	order conversion percentages.

We provide clients with real-time reports on the status of ongoing campaigns and transmit summary data and captured information to clients.

We maintain quality assurance functions throughout our various agent-based and automated service offering organizations. These quality assurance groups are responsible for the overall quality of the services being provided. We use statistical summaries of the performance appraisal information for our training and operations departments to provide feedback and to identify agents who may need additional training.

Conferencing Services

Conferencing Industry.  The conferencing services market consists of audio, web and video conferencing services that are marketed to businesses and individuals worldwide. Web services include web-casting, and the delivery of commercial, online training and education applications.

We entered the conferencing services market through our acquisition of InterCall Inc. (“InterCall”) in May 2003 and expanded our presence in this market with the acquisitions of ConferenceCall.com, Inc. (“ConferenceCall.com”) in November 2003, ECI Conference Call Services LLC (“ECI”) in December 2004 and the assets of the conferencing business of Sprint Corporation (“Sprint”) in June 2005. We were attracted to the conferencing services business because it gives us the ability to use our existing technology and assets to manage additional transactions for a large and growing market. According to a report published by Wainhouse Research in January 2006, we have the largest conferencing services market share in North America.

According to a report published by Wainhouse Research in November 2005, the worldwide market for conferencing services represented revenues of approximately $3.5 billion in 2005, and is projected to grow to $4.5 billion in 2009, producing a compound annual growth rate of 7%.

Over the last several years, the market for conferencing services has experienced significant increased demand and pricing degradation. From a demand perspective, efforts by businesses, private organizations and state governments to reduce costs have led to business travel reductions, resulting in increased demand for conferencing services. From a pricing perspective, increased competition and financial instability among some of the larger audio conferencing providers have led providers, including us, to reduce prices. In addition, as long distance telephone rates have fallen, competition between carriers and service providers has caused additional reductions in conferencing prices.

Service Offerings.  The Conferencing Services segment represented 29% of our consolidated revenue in 2005. This segment consists of four primary services:

Reservationless Services are on-demand automated conferencing services that allow clients to initiate an audio conference 24 hours a day, seven days a week, without the need to make a reservation or rely on an operator. We are generally paid for these services on a per participant minute basis.

Operator-Assisted Services are available for complex audio conferences and large events. Attended, or operator-assisted, services are tailored to a client’s needs and provide a wide range of scalable features and enhancements, including the ability to record, broadcast, schedule and administer meetings. We are generally paid for these services on a per participant minute basis.

Web Conferencing Services allow clients to make presentations and share applications and documents over the Internet. These services are offered through our proprietary product, Mshow®, as well as through the resale of WebEx Communications, Inc. and Microsoft Corporation products. Web conferencing services are customized to each client’s individual needs and offer the ability to reach a wide audience. We are generally paid for these services on a per participant minute or per seat license basis.

Video Conferencing Services allow clients to experience real time video presentations and conferences. These services are offered through our proprietary product, InView®. Video conferencing services can be used for a wide variety of events, including training seminars, sales presentations, product launches and financial reporting calls. We are generally paid for these services on a per participant minute basis.

Sales and Marketing.  We maintain a sales force of approximately 500 personnel that is focused exclusively on understanding our clients’ needs and delivering conferencing solutions. We generally pay commissions to sales professionals on both new sales and incremental revenues generated from new and existing clients.

Our Conferencing Services segment manages sales and marketing through five dedicated channels:

•	National Accounts: Our national accounts meeting consultants sell our services to Fortune 500 companies.

•	Direct Sales: Our direct sales meeting consultants sell our services to accounts other than Fortune 500 companies.

•	International Sales: Our international meeting consultants sell our services internationally.

•	Internet: We sell our conferencing services on the Internet through our ConferenceCall.com subsidiary. ConferenceCall.com acquires clients using Internet-based search engines to identify potential purchasers of conferencing services through placement of paid advertisements on search pages of major Internet search engine sites. The strength of ConferenceCall.com’s marketing program lies in its ability to automatically monitor ad placement on all of the major search engines and ensure optimal positioning on each of these search sites.

•	Wholesale Sales: We have relationships with traditional resellers, local exchange carriers, inter-exchange carriers and systems integrators to sell our conferencing services.

In connection with the acquisition of the assets of the conferencing business of Sprint, we entered into a sales and marketing agreement whereby we are the exclusive provider of conferencing services for Sprint and its customers. Under this agreement, we have agreed to jointly market and sell conferencing services with Sprint.

We train our meeting consultants to assist clients in using conference calls as a replacement for face-to-face meetings. We believe this service-intensive effort differentiates our conferencing services business from that of our competitors.

Competition.  The conferencing services market is highly competitive. Our competitors in this industry range from large, long distance carriers, such as AT&T Inc., MCI, Inc. and Global Crossing Ltd., to independent providers, such as Premiere Global Services, Inc. and Genesys Conferencing.

The principal competitive factors in the conferencing services industry include:

•	range of service offerings;

•	global offerings;

•	price; and

•	quality of service.

We believe that we have been able to increase our market share in recent years due to our large, geographically dispersed sales force and through strategic acquisitions. We are able to focus on meeting specific conferencing services needs, which we believe enhances our competitive advantage.

We discuss the risks associated with the competition in the conferencing services industry in Item 1A “Risk Factors.”

Receivables Management

Receivables Management Industry.  Although debt collection companies have existed since the emergence of consumer credit, the sale of distressed debt to recovery specialists arose in the 1980s. As the distressed debt market developed regular buyers of debt emerged and banks began selling not only distressed commercial and industrial loans, but also charged-off debt.

We entered the receivables management market through our acquisition of Attention, LLC (“Attention”) in August 2002 and expanded our presence in this market with our acquisition of Worldwide Asset Management, LLC and its related entities (“Worldwide”) in August 2004. We were attracted to the receivables management business because of our ability to use our existing infrastructure to address the needs of a large and growing market and to sell these services to our existing clients.

According to a report published by Kaulkin Ginsberg in April 2005, the market for accounts receivables management in the United States represented revenues of approximately $15.0 billion in 2004 and consisted of approximately 6,500 companies, 95% of which generated revenues of less than $8 million.

Service Offerings.  The Receivables Management segment represented 14% of our consolidated revenue in 2005. The Receivables Management segment consists of the following services:

Debt Purchasing Collections involves the purchase of portfolios of receivables from credit originators. We use proprietary analytical tools to identify and evaluate portfolios of receivables and develop custom recovery strategies for each portfolio. We have established relationships with Cargill Financial Services Corp. (“Cargill”) and SLM Corporation (“Sallie Mae”), to evaluate and finance the purchase of receivables. We have also entered into forward-flow contracts that commit a third party to sell to us regularly, and commit us to purchase regularly, charged-off receivable portfolios for a fixed percentage of the face amount.

Contingent/Third-Party Collections involve collecting charged-off debt. We are focused on specific industries, such as healthcare, credit card, telecommunications and vehicle financing. Our recovery strategy is determined by the age of receivables and the extent of previous collection efforts. We generally are paid for these services based on a percentage of the amounts that we recover.

Government Collections involve collecting student loans on behalf of the United States Department of Education. We also offer a student loan default prevention program used at approximately 133 campus locations. We generally are paid for these services based on a percentage of the amounts that we recover.

First-Party Collections involve assisting our clients in collecting pre-charged-off consumer debt. These services involve a highly structured process with a pre-approved script and generally require a customer-service oriented agent. We generally are paid for these services on a per agent hour basis.

Commercial Collections involve collecting commercial debt and provide a full suite of business services designed to maximize return on receivables. We generally are paid for these services based on a percentage of the amounts that we recover.

Competition.  The receivables management industry is highly competitive and fragmented. We compete with a large number of providers, including large national companies as well as regional and local firms. Many clients retain multiple receivables management providers, which expose us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factor in obtaining and retaining clients is the percentage of the receivables that are collected and returned to the client.

Debt purchasing is subject to additional competitive factors, including bidding competition in the purchase of receivable portfolios. We discuss the risks associated with the competition in the receivables management industry in Item 1A “Risk Factors.”

Financing of Portfolio Purchases.  We work with two portfolio lenders, Cargill Financial Services Corp. and Sallie Mae, to finance the purchase of portfolios. The lender advances 80% to 85% of the purchase price of each portfolio and we fund the remaining 15% to 20%. The debt from the lender accrues interest at a variable rate, with the lender also sharing in the profits of the portfolio after collection expenses and the repayment of principal and interest. The debt from the lender is non-recourse and is collateralized by all receivable portfolios within a loan series. We discuss these facilities in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The remainder of this section applies to our entire consolidated enterprise.

Our Clients

Our clients operate in a wide range of industries, including telecommunications, banking, retail, financial services, technology and health care. Revenue in our three segments is not significantly seasonal.

We derive a significant portion of our revenue from relatively few clients. During the year ended December 31, 2005, our 100 largest clients represented approximately 63% of our revenues with one client, Cingular Wireless LLC (“Cingular”) accounting for 12% of our total revenue. We expect revenue from Cingular to be less than 10% of total revenue for the 2006 fiscal year. We discuss the risks associated with the concentration of our client base in Item 1A “Risk Factors.”

Our Personnel and Training

At December 31, 2005, we had approximately 28,100 total employees, of which approximately:

•	24,000 were employed in the Communication Services segment;

•	2,200 were employed in the Conferencing Services segment; and

•	1,900 were employed in the Receivables Management segment.

Of these employees, approximately 5,600 were employed in management, staff and administrative positions.

We believe that the quality of our employees is a key component of our success. As a large scale service provider, we continually refine our approach to recruiting, training and managing our employees. We have established procedures for the efficient weekly hiring, scheduling and training of hundreds of qualified personnel. These procedures enable us to provide flexible scheduling and staffing solutions to meet client needs.

We offer extensive classroom and on-the-job training programs for personnel, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines, telephone etiquette and proper use of voice inflections. Operators receive professional training lasting from four to 35 days, depending on the client program and the services being provided. In addition to training designed to enhance job performance, employees are also informed about our organizational structure, standard operating procedures and business philosophies.

We consider our relations with our employees to be good. None of our employees is represented by a labor union.

Our Technology and Systems Development

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

Our Facilities and Service Reliability

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

Our Network Operations Center

Our Network Operations Center, based in Omaha, Nebraska, operates 24 hours a day, seven days a week and uses both internal and external systems to effectively operate our remote agent based and automated sites. We interface directly with long distance carriers and have the ability to immediately allocate call volumes. The Network Operations Center monitors the status of all elements of our network on a minute-by-minute basis. When unexpected events such as weather related situations or high volume calling occur, we can immediately react and, whenever possible, redirect transactions to an unaffected site to satisfy the business needs of our clients. The Network Operations Center allows us to identify the optimal solution from a range of service alternatives, including automated, domestic, offshore, home agent offerings or a combination of those services. A back-up facility is available, if needed, and is capable of sustaining all the critical functionality of the primary Network Operations Center. Personnel are regularly scheduled to work from the back-up facility to ensure the viability of the Network Operations Centers business Continuity plan.

Our Proprietary Rights and Licenses

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. We currently own ten registered patents, including two that we obtained as part of our acquisition of InterCall, and one that we obtained as part of our acquisition of the assets of the conferencing business of Sprint. We have 62 pending patent applications pertaining to technology relating to intelligent upselling, transaction processing, call center and agent management, data collection, reporting and verification, conferencing and credit card processing.

Our Foreign Operations

As of December 31, 2005, our total revenue and assets outside the United States were less than 10% of our consolidated revenue and assets.

Our Communication Services segment operates facilities in Canada, Philippines, and Jamaica. Our Communication Services segment also contracts for workstation capacity in India. Currently, this contract is denominated in U.S. dollars. This call center receives or initiates calls only from or to customers in North America. Under this arrangement, we do not own the assets or employ any personnel directly.

Our Conferencing Services segment has international sales offices in Canada, Australia, Hong Kong, Ireland, the United Kingdom, Singapore, Germany, Japan, France, New Zealand and India. Our Conferencing Services segment operates out of facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, New Zealand and India.

Our Receivables Management segment operates internationally in Jamaica and Mexico.

Government Regulation

Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act (“TCPA”), enacted in 1991, authorized and directed the Federal Communications Commission (“FCC”) to enact rules to regulate the telemarketing industry. In December 1992, the FCC enacted rules that place restrictions on the methods and timing of telemarketing sales calls.

On July 3, 2003, the FCC issued a Report and Order setting forth amended rules and regulations implementing the TCPA. The rules, with a few exceptions, became effective August 25, 2003. These rules included:

•	restrictions on calls made by automatic dialing and announcing devices;

•	limitations on the use of predictive dialers for outbound calls;

•	institution of a national “do-not-call” registry in conjunction with the Federal Trade Commission (“FTC”);

•	guidelines on maintaining an internal “do-not-call” list and honoring “do-not-call” requests; and

•	requirements for transmitting caller identification information.

The “do-not-call” restrictions took effect October 1, 2003. The caller identification requirements became effective January 29, 2004. The FCC also included rules further restricting facsimile advertisements. However, Congress passed, and the President signed, the Junk Fax Prevention Act of 2005, which became effective July 9, 2005 and essentially requires the FCC, within 270 days of the date of the Act, to return the restrictions on facsimile advertisements to how they were written prior to the 2003 amendments, with some added requirements for providing the recipient a method to opt out of further unsolicited fax advertisements.

The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 authorizes the FTC to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (“TSR”), which went into effect in January 1996. The TSR applies to most outbound telemarketing calls and certain inbound telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales.

The FTC amended the TSR in January 2003. The majority of the amendments became effective March 31, 2003. The changes that were adopted that continue to have the potential to adversely affect us, our clients and/or our industry include:

•	subjecting a portion of our inbound calls to additional disclosure requirements from which these calls were previously exempt;

•	prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing;

•	application of the TSR to charitable solicitations;

•	additional disclosure statements relating to certain products and services;

•	additional authorization requirements for payment methods that do not have consumer protections comparable to those available under the Electronic Funds Transfer Act or the Truth in Lending Act, or for telemarketing transactions involving pre-acquired account information and free-to-pay conversion offers;

•	institution of a national “do-not-call” registry;

•	limitations on the use of predictive dialers for outbound calls; and

•	additional disclosure requirements relating to marketing additional products and services to our clients’ customers, especially to the extent involving negative option features.

Since the “do-not-call” restrictions became effective, the FTC has raised the fees for the National Do-Not-Call Registry twice. The most recent increase in fees became effective September 1, 2005.

In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities that do or may apply to us. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Many of these statutes have an exemption for publicly traded companies.

Our employees who are involved in certain types of sales activity, such as activity regarding insurance or mortgage loans, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities.

We specifically train our marketing representatives to handle calls in an approved manner and believe we are in compliance in all material respects with all federal and state telemarketing regulations.

The accounts receivable management business is regulated both at the federal and state level. The federal Fair Debt Collection Practices Act (“FDCPA”) regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of these communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with third parties for purposes of obtaining location information about the consumer debtor. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. The accounts receivable management and collection business is also subject to the Fair Credit Reporting Act (“FCRA”), that regulates the consumer credit reporting industry and that may impose liability on furnishers of data to credit reporting agencies, such as debt collectors, to the extent that the adverse credit information reported on a consumer to a credit reporting agency is false or inaccurate. The FTC has the authority to investigate consumer complaints against debt collectors and to recommend enforcement actions and seek monetary penalties. The accounts receivable management business is also subject to state regulation. Some states require that debt collectors be licensed or registered, hold a certificate of authority and/or be bonded. Failure to comply may subject the debt collector to penalties and/or fines. In addition, state licensing authorities, as well as state consumer protection agencies, in many cases, have the authority to investigate debtor complaints against debt collectors and to recommend enforcement actions and seek monetary penalties against debt collectors for violations of state or federal laws.

The Receivables Management and Communication Services segments provide services to healthcare clients that, as providers of healthcare services are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). As covered entities, our clients must comply with standards for privacy, transaction and code sets, and data security. Under HIPAA, we are a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients for the collection of payments for healthcare services. We have implemented HIPAA compliance training and awareness programs for our healthcare service employees. We also have undertaken an ongoing process to test data security at all relevant levels. In addition, we have reviewed physical security at all healthcare operation centers and have implemented systems to control access to all work areas.

Many states have enacted privacy legislation requiring notification to consumers in the event of a security breach in or at our systems if the consumers’ personal information may have been compromised as a result of the breach. We have implemented processes and procedures to reduce the risk of security breaches, but we believe we are ready to comply with these notification rules should a breach occur.

The industries that we serve are also subject to varying degrees of government regulation, including laws and regulations relating to contracting with the government and data security. We are subject to some of the laws and regulations associated with government contracting as a result of our contracts with our clients and also as a result of contracting directly with the United States government and its agencies. With respect to marketing scripts, we rely on our clients and their advisors to develop the scripts to be used by us in making consumer solicitations on behalf of our clients. We generally require our clients to indemnify us against claims and expenses arising with respect to the scripts and products provided by our clients.

We discuss the risks associated with governmental regulation in Item 1A “Risk Factors.”

Item 1A.	Risk Factors

An investment in our common stock involves risks. You should carefully consider the following risks before making an investment decision. If any of the circumstances described in these risk factors occur, our business, financial condition and results of operations could be seriously harmed, in which case the price of our common stock could decline and you could lose all or part of your investment.

If we are unable to integrate or achieve the objectives of our recent and future acquisitions, our overall business may suffer.

Our business strategy depends on successfully integrating the recent acquisitions of the assets of the conferencing business of Sprint, which we acquired in June 2005; ECI, which we acquired in December 2004; Worldwide, which we acquired in August, 2004; Raindance and Intrado, which we expect to close in the second quarter of 2006 and any additional businesses we may acquire in the future. Acquiring additional businesses involves integration risks, including:

•	the diversion of management’s time and attention away from operating our business to acquisition and integration challenges;

•	the unanticipated loss of key employees of the acquired businesses;

•	the potential need to implement or remediate controls, procedures and policies appropriate for a larger public company at businesses that prior to the acquisition lacked these controls, procedures and policies;

•	the need to integrate each business’ accounting, information management, human resources, contract and intellectual property management and other administrative systems to permit effective management; and

•	our entry into markets or geographic areas where we may have limited or no experience.

We may be unable to effectively integrate businesses we have acquired or may acquire in the future without encountering the difficulties described above. Failure to integrate these businesses effectively could adversely affect our business, results of operations and financial condition.

In addition to this integration risk, our business, results of operations and financial condition could be adversely affected if we are unable to achieve the planned objectives of an acquisition. The inability to achieve our planned objectives could result from:

•	the financial underperformance of these acquisitions;

•	the loss of key clients of the acquired business; and

•	the occurrence of unanticipated liabilities or contingencies.

If we are unable to complete future acquisitions, our business strategy and stock price may be negatively affected.

Our ability to identify and take advantage of attractive acquisition or other business development opportunities is an important component in implementing our overall business strategy. We may be unable to identify, finance or complete acquisitions or to do so at attractive valuations. To the extent that the trading price of our common stock reflects the market’s expectation that we will continue to complete strategic acquisitions, the price of our common stock may drop if we are unable to complete these acquisitions.

We may not be able to compete successfully in our highly competitive industries.

We face significant competition in the markets in which we do business and expect that this competition will intensify. The principal competitive factors in our three business segments are technological expertise, service quality, capacity, industry-specific experience, range of service offerings, the ability to develop and implement customized products and services and the cost of services. In addition, we believe there has been an industry trend to move agent-based operations towards offshore sites. We believe this trend will continue. This movement could result in excess capacity in the United States, where most of our current capacity exists. The trend towards international expansion by foreign and domestic competitors and continuous technological changes may bring new and different competitors into our markets and may erode profits because of reduced prices. Our competitors’ products and services and pricing practices, as well as the timing and circumstances of the entry of additional competitors into our markets, could adversely affect our business, results of operations and financial condition.

Our Communication Services segment’s business and growth depends in large part on the industry trend toward outsourcing. This trend may not continue, or may continue at a slower pace, as organizations may elect to perform these services themselves.

Our Conferencing Services segment faces technological advances and consolidation which have contributed to pricing pressures. Competition in the web and video conferencing services arenas continues to develop as new vendors enter the marketplace and offer a broader range of conferencing solutions.

Our Receivables Management segment competes with a wide range of purchasers of charged-off consumer receivables, third-party collection agencies, other financial service companies and credit originators and other owners of debt that fully manage their own charged-off consumer receivables. Some of these companies have substantially greater personnel and financial resources than we do. In addition, companies with greater financial resources than we have may elect in the future to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivables portfolios as well as the availability and cost of qualified debt collectors.

There are services in each of our business segments that are experiencing pricing declines. If we are unable to offset pricing declines through increased transaction volume and greater efficiency, our business, results of operations and financial condition could be adversely affected.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

The United States Congress, the FCC, various states and other foreign jurisdictions have promulgated and enacted rules and laws that govern the methods and processes of making and completing telephone solicitations and sales and collecting of consumer debt. As a result, we may be subject to proceedings alleging violation of these rules and laws in the future. Additional rules and laws may require us to modify our operations or service offerings in order to meet our clients’ service requirements effectively, and these regulations may limit our activities or significantly increase the cost of regulatory compliance.

We currently are not a provider of “telecommunications” under the Communications Act of 1934, as amended, which we refer to as the Communications Act. Therefore, we are not subject to common carrier regulation under Title II of the Communications Act and are not required to pay the various fees and charges, including payments into the universal service fund, to which providers of telecommunications are subject. If the FCC or other relevant governmental body determines that the services we provide are telecommunications, or Congress passes new legislation affecting our regulatory obligations, we might be subject to greater regulatory oversight and required to incur additional fees and charges with respect to our services.

In addition, regulatory restrictions could adversely affect our business, results of operations and financial condition, including reducing the volume of business that our clients outsource. Regulations regarding the use of technology, such as restrictions on automated dialers or the required transmittal of caller-identification information may further reduce the efficiency or effectiveness of our operations. We cannot predict the impact that federal, state and foreign regulations may have on our business, results of operations or financial condition.

Our clients are also subject to varying degrees of government regulation, particularly in the telecommunications, insurance and financial services industries. We also may be subject to a variety of enforcement or private actions for our clients’ non-compliance with these regulations. Increased interest in data privacy protections and information security obligations could impose additional regulatory pressure on our clients’ businesses and, indirectly, on our operations. These pressures could adversely affect our business, results of operations and financial condition if they reduce the demand for our services or expose us to potential liability.

Our ability to recover on our charged-off consumer receivables may be limited under federal and state laws.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Federal and state laws may limit our ability to recover on our charged-off consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on charged-off consumer receivables we purchase if the credit card issuer previously failed to comply with applicable laws in generating or servicing those receivables. Additional consumer protection and privacy protection laws may be enacted that would impose additional or more stringent requirements on the enforcement of and collection on consumer receivables.

Any new laws, rules or regulations as well as existing consumer protection and privacy protection laws may adversely affect our ability to collect on our charged-off consumer receivable portfolios and adversely affect our business, results of operations and financial condition. In addition, federal and state governments are considering, and may consider in the future, other legislative proposals that would further regulate the collection of consumer receivables. Any failure to comply with any current or future laws applicable to us could limit our ability to collect on our charged-off consumer receivable portfolios, which could adversely affect our business, results of operations and financial condition.

Our business, results of operations and financial condition could be adversely affected if we are unable to maximize the use of our contact centers.

Our profitability depends largely on how effectively we manage the use of our contact centers, which we refer to as capacity utilization. To the extent that we are not able to effectively utilize our contact centers, our business, results of operations and financial condition could be adversely affected.

We also consider opening new contact centers in order to create the additional capacity necessary to accommodate new or expanded outsourcing projects. However, additional centers may result in idle capacity until any new or expanded program is fully implemented.

In addition, if we lose significant clients, if clients’ call volumes decline or if significant contracts are not implemented as anticipated, our operating results are likely to be harmed to the extent that we are not able to manage our call center capacity utilization by reducing expenses proportionally or successfully negotiating contracts with new clients to generate additional revenues at comparable levels. As a result, we may not be able to achieve or maintain optimal contact center capacity in the future.

Increases in the cost of voice and data services or significant interruptions in these services could adversely affect our business, results of operations and financial condition.

We depend on voice and data services provided by various telecommunications providers. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could adversely affect our business, results of operations and financial condition. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts. There is no obligation, however, for these vendors to renew their contracts with us or to offer the same or lower rates in the future, and these contracts are subject to termination or modification for various reasons outside of our control. An adverse change in the pricing of voice and data services that we are unable to recover through the price of our services, or any significant interruption in voice or data services, could adversely affect our business, results of operations and financial condition.

We depend on key personnel.

Our success depends on the experience and continuing efforts and abilities of our management team and on the management teams of our operating subsidiaries. The loss of the services of one or more of these key employees could adversely affect our business, results of operations and financial condition.

Our inability to continue to attract and retain a sufficient number of qualified employees could adversely affect our business, results of operations and financial condition.

A large portion of our operations require specially trained employees. From time to time, we must recruit and train qualified personnel at an accelerated rate in order to keep pace with our clients’ demands and our resulting need for specially trained employees. If we are unable to continue to hire, train and retain a sufficient labor force of qualified employees, our business, results of operations and financial condition could be adversely affected.

Increases in labor costs and turnover rates could adversely affect our business, results of operations and financial condition.

Our Communication Services and Receivables Management segments are very labor intensive and experience high personnel turnover. Significant increases in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Moreover, many of our employees are hired on a part-time basis, and a significant portion of our costs consists of wages to hourly workers. As a result, increases in labor costs, costs of employee benefits or employment taxes could adversely affect our business, results of operations and financial condition.

Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting these countries that could result in increased operating expenses and regulation.

We operate or rely upon businesses in numerous countries outside the United States. We may expand into additional countries and regions. There are risks inherent in conducting business internationally, including: political and economic conditions, exposure to currency fluctuations, greater difficulties in accounts receivable collection, difficulties in staffing and managing foreign operations and potential adverse tax consequences.

If we cannot manage our international operations successfully, our business, results of operations and financial condition could be adversely affected.

A large portion of our revenues are generated from a limited number of clients, and the loss of one or more key clients would result in the loss of net revenues.

Our 100 largest clients represented 63% of our total revenue for the year ended December 31, 2005 with one client, Cingular, accounting for 12% of our total revenue. Subject to advance notice requirements and a specified wind down of purchases, Cingular may terminate its contract with us with or without cause at any time. If we fail to retain a significant amount of business from Cingular or any of our other significant clients, our business, results of operations and financial condition could be adversely affected.

We serve clients and industries that have experienced a significant level of consolidation in recent years. Additional consolidation could occur in which our clients could be acquired by companies that do not use our services. The loss of any significant client would result in a decrease in our revenues and could adversely affect our business, results of operations and financial condition.

The financial results of our Receivables Management segment depend on our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts. If we are unable to do so, our business, results of operations and financial condition could be adversely affected.

If we are unable to purchase charged-off consumer receivables from credit originators and other debt sellers on acceptable terms and in sufficient amounts, our business, results of operations and financial condition could be adversely affected. The availability of portfolios that generate an appropriate return on our investment depends on a number of factors both within and beyond our control, including:

•	competition from other buyers of consumer receivable portfolios;

•	continued sales of charged-off consumer receivable portfolios by credit originators;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios; and

•	our ability to collect upon a sufficient percentage of accounts to satisfy our contractual obligations.

Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

In our Receivables Management segment, we entered into a number of forward-flow contracts during 2005. These contracts commit a third party to sell to us regularly, and commit us to purchase regularly, charged-off receivable portfolios for a fixed percentage of their face amount. Consequently, our business, results of operations and financial condition could be adversely affected if the fixed percentage price is higher than the market price we would have paid absent the forward flow commitment. We plan to enter into similar contracts in the future, depending on market conditions. To the extent new or existing competitors enter into similar forward-flow arrangements, the pool of portfolios available for purchase may be diminished.

Our contracts are generally not exclusive and generally do not provide revenue commitments.

We seek to sign multi-year contracts with our clients. However, our contracts generally enable the clients to unilaterally terminate the contract or reduce transaction volumes upon written notice and without penalty. The terms of these contracts are often also subject to renegotiation at any time. In addition, most of our contracts are not exclusive and do not ensure that we will generate a minimum level of revenue. Many of our clients also retain multiple service providers with whom we must compete. As a result, the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program.

Our data and contact centers are exposed to emergency interruption.

Our outsourcing operations depend on our ability to protect our data and contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, failures of our software, acts of sabotage or terror and other emergencies. In the past, natural disasters such as hurricanes have provided significant employee dislocation and turnover in the areas impacted. If we experience temporary or permanent employee dislocation or interruption at one or more of our data or contact centers through casualty, operating malfunction or other acts, we may be unable to provide the services we are contractually obligated to deliver. As a result, we may experience a reduction in revenue or be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Any interruptions of this type could result in a prolonged interruption in our ability to provide our services to our clients, and our business interruption and property insurance may not adequately compensate us for any losses we may incur. These interruptions could adversely affect our business, financial condition and results of operations.

Acts of terrorism or war could adversely affect our business, results of operations and financial condition.

Acts of terrorism or war could disrupt our operations. For example, our agent-based business may experience significant reductions in call volume during and following any significant terrorist event. These disruptions could also cause service interruptions or reduce the quality level of the services we provide, resulting in a reduction in our revenues. In addition, an economic downturn as a result of these activities could negatively impact the financial condition of our clients, which may cause our clients to delay or defer decisions to use our services or decide to use fewer of our services. As a result, war and terrorist attacks and any resulting economic downturn could adversely affect our business, results of operations and financial condition.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Our data security procedures may not effectively counter evolving security risks or address the security and privacy concerns of existing or potential clients. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

We may not be able to adequately protect our proprietary information or technology.

Our success is dependent upon our proprietary information and technology. We rely on a combination of copyright, trade secret and contract protection to establish and protect our proprietary rights in our information and technology. Third parties may infringe or misappropriate our patents, trademarks, trade names, trade secrets or other intellectual property rights, which could adversely affect our business, results of operations and financial condition, and litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The steps we have taken to deter misappropriation of our proprietary information and technology or client data may be insufficient to protect us, and we may be unable to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, because we operate in many foreign jurisdictions, we may not be able to protect our intellectual property in the foreign jurisdictions in which we operate or others.

Our technology and services may infringe upon the intellectual property rights of others.

Third parties have asserted in the past and may, in the future, assert claims against us alleging that we are violating or infringing upon their intellectual property rights. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or reduce or modify our product and service offerings. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Our business depends on our ability to keep pace with our clients’ needs for rapid technological change and systems availability.

Technology is a critical component of our business. We have invested in sophisticated and specialized computer and telephone technology and we anticipate that it will be necessary for us to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to remain competitive. Our future success depends in part on our ability to continue to develop technology solutions that keep pace with evolving industry standards and changing client demands.

Gary L. West and Mary E. West have substantial control over us and will maintain the ability to control substantially all matters submitted to stockholders for approval.

As of December 31, 2005, Gary L. West, our Chairman, and Mary E. West, the Vice Chair of our Board of Directors and Secretary, beneficially owned approximately 58% of our outstanding common stock. As a result, Mr. and Mrs. West have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. In addition, our restated certificate of incorporation and by-laws provide that our stockholders can act by means of a written consent without a meeting and without prior notice. Therefore, any stockholder or stockholders (including Mr. and Mrs. West) holding the requisite number of shares that would be necessary to take action at a stockholders’ meeting can take action without prior notice to the other stockholders and without a vote at a stockholders’ meeting. The interests of Mr. and Mrs. West may not coincide with the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of Mr. and Mrs. West’s significant ownership of our outstanding common stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the Nasdaq National Market Corporate Governance Rules, and therefore, our Board of Directors is not comprised of a majority of independent directors and we do not have a nominating committee. Accordingly, so long as we rely on that exemption, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq National Market Corporate Governance Rules.

Pending and future litigation may divert management’s time and attention and result in substantial costs of defense damages or settlement, which could adversely affect our business, results of operations and financial condition.

We face uncertainties relating to the pending litigation described in Item 3 “Legal Proceedings” and we may not ultimately prevail or otherwise be able to satisfactorily resolve this litigation. In addition, other material suits by individuals or certified classes, claims, or investigations relating to the same or similar matters as those described in Item 3 “Legal Proceedings” or other aspects of our business, including our obligations to market additional products to our clients’ customers, which we refer to as upselling, may arise in the future. Regardless of the outcome of any of these lawsuits or any future actions, claims or investigations relating to the same or any other subject matter, we may incur substantial defense costs and these actions may cause a diversion of management’s time and attention. Also, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of these proceedings, which could adversely affect our business, results of operations and financial condition.

Future sales of our common stock in the public market could lower our stock price.

Sales of a substantial number of shares of our common stock in the public market or the perception that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. As of December 31, 2005, we had 69,718,875 shares of common stock outstanding. Gary L. West and Mary E. West have 5,000,000 shares registered but not sold pursuant to a registration statement filed. In addition, Gary L. West and Mary E. West have the right to require us to effect three additional registrations of their shares of common stock and they have “piggyback” registration rights whenever we propose to register our common stock under the Securities Act. In addition, we may issue additional shares of common stock in the future. Sales of substantial amounts of our common stock, or the perception that these sales could occur, may adversely affect the market price for our common stock, regardless of our operating performance.

The trading of our common stock is characterized by low trading volume.

The market price of our common stock has fluctuated significantly during the past several years and may continue to do so in the future. The volatility of our stock price is exacerbated by relatively low trading volumes. The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including among other things:

•	the depth and liquidity of the trading market of the common stock;

•	quarterly variations in actual and anticipated operating results;

•	changes in estimates by analysts;

•	market conditions in the industries in which we compete;

•	announcements by competitors;

•	the loss of a significant client or a significant change in our relationships with a significant client;

•	regulatory and litigation developments; and

•	general economic conditions.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price you purchased it at. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

We do not intend to pay dividends on our common stock for the foreseeable future.

Since we have been a publicly traded company, we have never declared or paid any cash dividend on our common stock. In addition, the payment of cash dividends is restricted by the covenants in our credit facility and our synthetic lease. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. As a result, capital appreciation, if any, will be your sole source of gain on your investment for the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Omaha, Nebraska. Our owned headquarters facility encompasses approximately 134,000 square feet of office space. We also own a facility in Omaha, Nebraska totaling approximately 14,500 square feet, which is used for administrative activities. Through a synthetic lease agreement, we lease one location in Omaha, Nebraska encompassing approximately 147,000 square feet.

In our Communication Services segment, we own seven contact centers located in San Antonio, Texas, El Paso, Texas, Carbondale, Illinois and Pensacola, Florida, totaling approximately 226,000 square feet. The contact center located in Carbondale, Illinois is no longer in service and we are exploring divesting this property.

In our Communication Services segment, we lease or contract for the use of contact centers and automated voice and data processing centers totaling approximately 1,300,000 square feet in 15 states and four foreign countries: Mumbai, India; Saanichton, Victoria, British Columbia, Canada; Mandaluyong City and Makati City, Philippines; and Kingston, Jamaica.

In our Conferencing Services segment, we own two operator-assisted conferencing centers totaling approximately 42,000 square feet and lease three others totaling approximately 91,000 square feet in the United States. Our Conferencing Services segment leases three operator-assisted conferencing centers in the United Kingdom, Australia and Singapore totaling approximately 16,000 square feet, as well as approximately 164,000 square feet of office space for sales and administrative offices in 18 states and seven foreign countries. Our Conferencing Services segment also owns two facilities in West Point, Georgia and Valley, Alabama totaling approximately 75,000 square feet used for administrative activities.

In our Receivables Management segment, we lease 17 contact centers totaling approximately 316,000 square feet in the United States, a contact center in Jamaica totaling approximately 25,000 square feet and a contact center in Jalisco, Mexico totaling approximately 4,000 square feet. In our Receivables Management segment, we also lease approximately 40,000 square feet of office space for administrative activities.

We believe that our facilities are adequate for our current requirements and that additional space will be available as required. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this report for information regarding our lease obligations.

Item 3.	Legal Proceedings

From time to time, West and certain of our subsidiaries are subject to lawsuits and claims which arise out of our operations in the normal course of our business, some of which involve claims for damages that are substantial in amount. We believe, except for the items discussed below for which we are currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West or West Telemarketing Corporation (“WTC”) or wholesale customers of West or WTC. WTC and West filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West’s and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. On February 14, 2005, WTC and West filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of

Lisa Blankenship and Vicky Berryman. The Court entered judgment in West’s and WTC’s favor on May 5, 2005. The plaintiff has appealed the judgment and the order denying intervention. The matter is now before the Fourth Appellate District Court of Appeals.

The plaintiff in the litigation described above had previously filed a complaint in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West in the Superior Court of San Diego County, California described above. Plaintiff has contended in her pleadings in the state action that the order of dismissal in federal court was not a final order and that the federal case is still pending against West and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Court of Appeals. WTC and West are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming WTC as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West and WTC have filed motions for judgment on the pleadings and a motion for summary judgment. It is uncertain when the motion for class certification and the motions for judgment on the pleadings and for summary judgment will be ruled on. A jury trial has been scheduled for April 26, 2006, but it is uncertain whether the case will be tried on that date. West and WTC are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position

Gary L. West	60	Chairman of the Board and Director
Mary E. West	60	Vice Chair of the Board, Secretary and Director
Thomas B. Barker	51	Chief Executive Officer and Director
Nancee R. Berger	45	President and Chief Operating Officer
J. Scott Etzler	53	President — InterCall, Inc.
Jon R. Hanson	39	Executive Vice President — Administrative Services and Chief Administrative Officer
Mark V. Lavin	47	President — West Telemarketing, LP
Michael E. Mazour	46	President — West Business Services, LP
Paul M. Mendlik	52	Executive Vice President — Finance, Chief Financial Officer and Treasurer
James F. Richards	53	President — West Asset Management, Inc.
Steven M. Stangl	47	President — Communication Services
Todd B. Strubbe	42	President — West Direct, Inc. and West Interactive Corporation
Michael M. Sturgeon	44	Executive Vice President — Sales and Marketing

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

James F. Richards serves as President of West Asset Management, Inc. Previously, Mr. Richards co-founded and served as President of Attention LLC, which was acquired by us in August 2002. Mr. Richards has over 30 years of industry experience.

Steven M. Stangl joined West Interactive Corporation in 1993 as Controller. In 1998, Mr. Stangl was promoted to President of West Interactive Corporation. In January 2004, Mr. Stangl was promoted to President, Communication Services.

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

Michael M. Sturgeon joined us in 1991 as a National Account Manager for West Interactive Corporation. In September 1994, Mr. Sturgeon was promoted to Vice President of Sales and Marketing. In March 1997, Mr. Sturgeon was promoted to Executive Vice President, Sales and Marketing for the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “WSTC.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	High	Low

2004
First Quarter	$26.15	$22.15
Second Quarter	$27.40	$24.03
Third Quarter	$29.95	$23.34
Fourth Quarter	$36.29	$28.12
2005
First Quarter	$35.65	$31.18
Second Quarter	$38.81	$30.05
Third Quarter	$41.98	$36.80
Fourth Quarter	$42.49	$34.80

As of February 17, 2006, there were 63 holders of record of our common stock. As of the same date, we had 70,024,681 shares of common stock issued and outstanding. No dividends have been declared with respect to our common stock since our initial public offering. In addition, the payment of cash dividends is restricted by the covenants in our credit facility and synthetic lease. We currently intend to use earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be		Weighted-Average Exercise	Future Issuance Under
	Issued Upon Exercise of		Price of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants and	(Excluding Securities
	Warrants and Rights		Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	6,271,165	*	$21.22	290,778
Equity compensation plans not approved by security holders	—		—	—

Total	6,271,165		$21.22	290,778

*	Does not include securities that may be issued under our 2002 Employees Stock Purchase Plan or the Executive Deferred Compensation Plan. The Employees Stock Purchase Plan provides employees an opportunity to purchase our common stock through annual offerings. Each employee participating in any offering is granted an option to purchase as many full common shares as the participating employee may elect so long as the purchase price for such common stock does not exceed 10% of the compensation received by such employee from us during the annual offering period or 1,000 shares. The purchase price is to be paid through payroll deductions. The purchase price for each share is equal to 100% of the fair market value of the common stock on the date of the grant, determined by the average of the high and low market price on such date. On the last day of the offering period, the option to purchase common stock becomes exercisable. If at the end of the offering, the fair market value of the common stock is less than 100% of the fair market value at the date of grant, then the options lapse and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Plan. 56,669 shares were issued under the Employee Stock Purchase Plan in 2005. The maximum number of shares of common stock available for sale under the 2002 Employees Stock Purchase Plan was 1,880,693. At December 31, 2005 accumulated payroll deduction equated to 18,362 shares contingently issuable under the Employees Stock Purchase Plan.

Pursuant to the terms of the Restated Nonqualified Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or notionally in our common stock. We match 50% of any amounts notionally invested in our common stock, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year the individual is in the Plan. The maximum number of shares of common stock available under the Restated Nonqualified Deferred Compensation Plan was 1,000,000. At December 31, 2005 the notionally granted shares under the Restated Nonqualified Deferred Compensation Plan was 229,250.

There were no stock repurchases by the Company in the fourth quarter.

Item 6.	Selected Financial Data

The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data. The selected consolidated historical income statement and balance sheet data has been derived from our audited historical consolidated financial statements. Our consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this Annual Report. The information is qualified in its entirety by the detailed information included elsewhere in this Annual Report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except for per share and selected operating data)

Income Statement Data:
Revenue	$1,523,923	$1,217,383	$988,341	$820,665	$780,159
Cost of services	687,381	541,979	440,260	399,276	398,892
Selling, general and administrative expenses	569,865	487,513	404,972	314,886	260,426

Operating income	266,677	187,891	143,109	106,503	120,841
Other income (expense)	(13,181)	(6,368)	(3,289)	2,145	81

Income before income tax expense and minority interest	253,496	181,523	139,820	108,648	120,922
Income tax expense	87,736	65,762	51,779	39,706	44,633

Income before minority interest	165,760	115,761	88,041	68,942	76,289
Minority interest in net income	15,411	2,590	165	300	503

Net income	$150,349	$113,171	$87,876	$68,642	$75,786

Earnings per share:
Basic	$2.18	$1.67	$1.32	$1.04	$1.17
Diluted	$2.11	$1.63	$1.28	$1.01	$1.11
Weighted average number of common shares outstanding:
Basic	68,945	67,643	66,495	65,823	64,895
Diluted	71,310	69,469	68,617	68,129	68,130
Selected Operating Data:
Net cash flows from operating activities	$279,249	$225,210	$199,725	$121,218	$101,784
Net cash flows from investing activities	$(300,089)	$(268,577)	$(479,881)	$(122,685)	$(39,461)
Net cash flows from financing activities	$23,197	$48,267	$166,744	$(12,126)	$(18,916)
Adjusted EBITDA(1)	$377,374	$288,978	$231,068	$170,022	$169,596
Adjusted EBITDA margin(2)	24.8%	23.7%	23.4%	20.7%	21.7%
Operating margin(3)	17.5%	15.4%	14.5%	13.0%	15.5%
Net income margin(4)	9.9%	9.3%	8.9%	8.4%	9.7%
Number of workstations (at end of period)	18,225	15,776	13,231	14,230	11,675
Number of IVR ports (at end of period)	124,993	137,176	143,148	151,759	78,287

	As of December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Working capital	$110,047	$124,766	$80,793	$223,263	$235,180
Property and equipment, net	234,871	223,110	234,650	213,641	202,671
Total assets	1,498,662	1,271,206	1,015,863	670,822	591,435
Total debt	260,520	258,498	192,000	29,647	30,271
Stockholders’ equity	$971,868	$789,455	$656,238	$549,592	$468,159

(1)	The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use earnings before interest, taxes, depreciation and amortization and minority interest or Adjusted EBITDA. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitution for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented as we understand certain investors use it as one measure of our historical ability to service debt. Adjusted EBITDA is also used in our debt covenants. Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to cash flow from operations. We use EBITDA and adjusted EBITDA for debt covenant compliance as these are viewed as measures of liquidity.

	2005	2004	2003	2002	2001

Cash flows from operating activities	$279,249	$225,210	$199,725	$121,218	$101,784
Income tax expense	87,736	65,762	51,779	39,706	44,633
Deferred income tax (expense) benefit	2,645	(6,177)	2,492	(6,502)	486
Interest expense	15,358	9,381	5,503	2,419	3,015
Minority interest in earnings, net of distributions	(1,721)	(1,406)	(165)	(300)	(503)
Provision for bad debts	(2,803)	(5,706)	(9,979)	(24,487)	(1,857)
Other	(1,557)	(1,264)	(815)	(385)	(3,305)
Changes in operating assets and liabilities, net of business acquisitions	(15,445)	1,483	(16,916)	40,881	29,534

EBITDA	363,462	287,283	231,624	172,550	173,787

Minority interest	15,411	2,590	165	300	503
Interest income	(1,499)	(895)	(721)	(2,828)	(4,694)

Adjusted EBITDA	$377,374	$288,978	$231,068	$170,022	$169,596

(2)	Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue. Adjusted EBITDA margin is not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as a substitution for other GAAP measures.

(3)	Operating margin represents operating income as a percentage of revenue.

(4)	Net income margin represents net income as a percentage of revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We provide business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

•	communication services, including dedicated agent, shared agent, automated and B-to-B services;

•	conferencing services, including reservationless, operator-assisted, web and video conferencing; and

•	receivables management, including contingent/third-party, government, first-party and commercial collections, and the purchase of portfolios of receivables for collection.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice transactions.

Overview of 2005 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2005. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, our consolidated financial statements or our condensed consolidated financial statements and notes thereto included elsewhere in this annual report.

•	On June 3, 2005, we acquired the assets of the conferencing business of Sprint. We purchased these assets for a purchase price of $207 million in cash. We funded the acquisition with cash on hand and our existing bank credit facility. In connection with the closing of the acquisition, we and Sprint entered into, among other arrangements, (i) a strategic alliance to jointly market and sell conferencing services and (ii) a telecommunications agreement through which we will purchase telecommunications services from Sprint. The results of operations from this acquisition of the assets of the conferencing business of Sprint have been consolidated with our operating results since the acquisition date on June 3, 2005.

•	Consolidated revenues increased 25.2% in 2005 as compared to the prior year. This increase was derived from the acquisitions of Worldwide, ECI and Sprint as well as organic growth.

•	Operating income increased 41.9% in 2005 compared to the prior year. This increase was attributable to increases in operating income relating to the Worldwide, ECI and Sprint acquisitions as well as organic growth.

•	As compared to the prior year, we increased our domestic and foreign contact center workstations by 15% and 21%, respectively.

Outlook

On December 15, 2005, we announced our 2006 financial outlook. In that announcement, we stated that revenue expectations for our Communication Services segment are between $915 million and $940 million with expected operating margins between 12% and 13%. Revenue expectations for our Conferencing Services segment are between $490 million and $515 million with operating margins between 21.5% and 22.5%. Revenue expectations for the Receivables Management segment are between $235 million and $250 million with operating margins between 17.5% and 18.5%.

The following table sets forth our Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2005	2004	2003

Revenue	100.0%	100.0%	100.0%
Cost of services	45.1	44.6	44.5
Selling, general and administrative expenses	37.4	40.0	41.0

Operating income	17.5	15.4	14.5
Other income (expense)	(0.9)	(0.5)	(0.4)

Income before income tax expense and minority interest	16.6	14.9	14.1
Income tax expense	5.7	5.4	5.2
Minority interest	1.0	0.2	—

Net Income	9.9%	9.3%	8.9%

Years Ended December 31, 2005 and 2004

Revenue:  Revenue increased $306.6 million, or 25.2%, to $1,523.9 million in 2005 from $1,217.3 million in 2004. $195.5 million of this increase was derived from the acquisitions of Worldwide, ECI and Sprint conferencing which closed on August 1, 2004, December 1, 2004 and June 3, 2005, respectively. During 2005 and 2004, revenue from our largest 100 customers, included $37.5 million and $28.5 million, respectively, of revenue derived from new clients.

During the year ended December 31, 2005, our largest 100 clients represented 63% of revenues compared to 69% for the year ended December 31, 2004. This reduced concentration is due to our strategic acquisitions in 2005 and 2004 and organic growth. In 2005 and 2004, we had one customer, Cingular, which accounted for 12% and 9%, respectively, of total revenue.

Revenue by business segment:

	For the Year Ended,
		% of Total		% of Total
	2005	Revenue	2004	Revenue	Change	% Change

Revenue in thousands:
Communication Services	$873,975	57.4%	$817,718	67.2%	$56,257	6.9%
Conferencing Services	438,613	28.8%	302,469	24.8%	136,144	45.0%
Receivables Management	216,191	14.2%	99,411	8.2%	116,780	117.5%
Intersegment eliminations	(4,856)	(0.3)%	(2,215)	(0.2)%	(2,641)	119.2%

Total	$1,523,923	100.0%	$1,217,383	100.0%	$306,540	25.2%

Communication Services revenue increased $56.3 million, or 6.9%, to $874.0 million in 2005. This revenue increase was offset by a decline in outbound consumer revenue of $18.9 million due to a planned reduction in outbound consumer calling. The increase in revenue is primarily due to growth in our dedicated and shared agent business and a short term customer engagement of $17.0 million in outbound consumer revenue.

Conferencing Services revenue increased $136.1 million, or 45.0%, to $438.6 million in 2005. The increase in revenue included $98.3 million from the acquisition of Sprint conferencing on June 3, 2005 and the full year impact of the ECI acquisition, which occurred on December 1, 2004. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with the industry trend which is expected to continue for the foreseeable future.

Receivables Management revenue increased $116.8 million to $216.2 million in 2005. The increase in revenue includes $97.2 million from the full year impact of Worldwide, which we acquired on August 1, 2004. Sales of portfolio receivables during the year ended December 31, 2005 and the five months ended December 31, 2004 resulted in revenue of $12.9 million and $2.4 million, respectively.

Cost of Services:  Cost of services represents direct labor, variable telephone expense, commissions and other costs directly related to providing services to clients. Cost of services increased $145.4 million, or 26.8%, to $687.4 million in 2005, from $542.0 million for the comparable period of 2004. As a percentage of revenue, cost of services increased to 45.1% for 2005, compared to 44.6% in 2004.

Cost of Services by business segment:

	For the Year Ended,
	2005	% of Revenue	2004	% of Revenue	Change	% Change

Cost of services in thousands:
Communication Services	$430,170	49.2%	$396,979	48.5%	$33,191	8.4%
Conferencing Services	151,282	34.5%	96,100	31.8%	55,182	57.4%
Receivables Management	110,104	50.9%	50,649	50.9%	59,455	117.4%
Intersegment eliminations	(4,175)		(1,749)		(2,426)	138.7%

Total	$687,381	45.1%	$541,979	44.6%	$145,402	26.8%

Communication Services cost of services increased $33.2 million, or 8.4%, in 2005 to $430.2 million. The increase is primarily due to higher labor costs associated with the increase in revenue. As a percentage of this segment’s revenue, Communication Services cost of services increased to 49.2% in 2005, compared to 48.5% in 2004. This increase is partially attributed to the growth in our inbound dedicated agent business, which has a higher cost of services as a percentage of revenues as compared to our other Communication Service offerings.

Conferencing Services cost of services increased $55.2 million, or 57.4%, in 2005 to $151.3 million. The increase in cost of services included $33.8 million in costs associated with services offered resulting from the acquisitions of ECI and Sprint’s conferencing assets, which we acquired on December 1, 2004 and June 3, 2005, respectively. As a percentage of this segment’s revenue, Conferencing Services cost of services increased to 34.5% in 2005, compared to 31.8%, for the comparable period in 2004.

Receivables Management cost of services increased $59.5 million, or 117.4%, in 2005 to $110.1 million. The cost of services includes costs attributable to Worldwide since our acquisition of the business on August 1, 2004. As a percentage of this segment’s revenue, Receivables Management cost of services remained at 50.9% in 2005, compared to 50.9%, for the comparable period in 2004.

Selling, General and Administrative Expenses:  SG&A expenses increased $82.4 million, or 16.9%, to $569.9 million in 2005 from $487.5 million for the comparable period of 2004. The acquisitions of Worldwide, ECI and Sprint increased SG&A expense by $62.8 million. As a percentage of revenue, SG&A expenses decreased to 37.4% in 2005, compared to 40.0% in 2004.

Selling, general and administrative expenses by business segment:

	For the Year Ended,
	2005	% of Revenue	2004	% of Revenue	Change	% Change

Selling, general and administrative expenses in thousands
Communication Services	$321,729	36.8%	$315,101	38.5%	$6,628	2.1%
Conferencing Services	181,538	41.4%	139,105	46.0%	42,433	30.5%
Receivables Management	67,279	31.1%	33,773	34.0%	33,506	99.2%
Intersegment eliminations	(681)		(466)		(215)	1065.0%

Total	$569,865	37.4%	$487,513	40.0%	$82,352	16.9%

Communication Services SG&A expenses increased $6.6 million, or 2.1%, to $321.7 million in 2005. During 2005, site expansion activities took place in four domestic contact centers and two international contact centers and we opened a new domestic contact center which contributed to increases in SG&A and capital expenditures. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 36.8% in 2005 compared to 38.5% in 2004. Our ability to support increased revenues with a relatively low corresponding increase in SG&A expenses and a reduction in depreciation expense of $3.3 million were the primary reasons for the lower SG&A as a percentage of revenue.

Conferencing Services SG&A expenses increased $42.4 million, or 30.5%, to $181.5 million in 2005. The increase in SG&A included $35.9 million from the acquisition of ECI and Sprint’s conferencing assets on December 1, 2004 and June 3, 2005, respectively. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses decreased to 41.4% in 2005 compared to 46.0% in 2004. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisitions of ECI and Sprint’s conferencing assets as well as the spreading of fixed costs over a larger revenue base. For example, depreciation expense increased to $23.1 million in 2005 from $18.3 million in 2004, as a percent of revenue depreciation declined to 5.3% from 6.1%.

Receivables Management SG&A expenses increased $33.5 million, or 99.2%, to $67.3 million in 2005. The increase in SG&A included $26.9 million for the full year affect of the acquisition of Worldwide, which we acquired on August 1, 2004. As a percentage of this segment’s revenue, Receivables Management SG&A decreased to 31.1% in 2005, compared to 34.0% in 2004. This decline is due to a business mix change related to the addition of debt purchasing as a result of the Worldwide acquisition.

Operating Income:  Operating income in 2005 increased by $78.8 million, or 41.9%, to $266.7 million from $187.9 million in 2004. As a percentage of revenue, operating income increased to 17.5% in 2005 compared to 15.4% in 2004 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Operating income by business segment:

	For the Year Ended,
	2005	% of Revenue	2004	% of Revenue	Change	% Change

Operating income in thousands Communication Services	$122,076	14.0%	$105,638	12.9%	$16,438	15.6%
Conferencing Services	105,793	24.1%	67,264	22.2%	38,529	57.3%
Receivables Management	38,808	18.0%	14,989	15.1%	23,819	158.9%

Total	$266,677	17.5%	$187,891	15.4%	$78,786	41.9%

Communication Services operating income in 2005 increased by $16.4 million, or 15.6%, to $122.1 million. As a percentage of this segment’s revenue, Communication Services operating income increased to 14.0% in 2005 compared to 12.9% in 2004. The improved operating income as a percentage of this segment’s revenue resulted from increased revenue, a reduction in SG&A expense as a percentage of revenue, additional operating income of approximately $4.0 million in the second quarter related to settlement of a contractual relationship and the impact of the short term customer engagement mentioned in the revenue section previously.

Conferencing Services operating income in 2005 increased by $38.5 million, or 57.3%, to $105.8 million. The increase in operating income included $28.6 million from the acquisitions of ECI and Sprint’s conferencing assets. As a percentage of this segment’s revenue, Conferencing Services operating income increased to 24.1% in 2005, compared to 22.2% in 2004.

Receivables Management operating income in 2005 increased by $23.8 million, or 158.9% to $38.8 million. The increase in operating income included $22.1 million from the acquisition of Worldwide on August 1, 2004. As a percentage of this segment’s revenue, Receivables Management operating income increased to 18.0% in 2005, compared to 15.1% in 2004.

Other Income (Expense):  Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable. Other expense in 2005 was $13.2 million compared to $6.4 million in 2004. The change in other expense in 2005 is primarily due to interest expense on increased outstanding debt incurred for acquisitions, interest expense on portfolio notes payable and rising interest rates.

Minority Interest:  Effective September 30, 2004, one of our portfolio receivable lenders, CFSC Capital Corp. XXXIV, exchanged its rights to share profits in certain portfolio receivables for a minority interest of approximately 30% in one of our subsidiaries, Worldwide Asset Purchasing, LLC. We became a party to the CFSC Capital Corp. relationship as a result of the Worldwide acquisition. The minority interest in the earnings of Worldwide Asset Purchasing, LLC for 2005 was $16.1 million compared to $2.6 million for 2004.

Net Income:  Net income increased $37.1 million, or 32.9%, to $150.3 million in 2005 compared to $113.2 million in 2004. Diluted earnings per share were $2.11 in 2005 compared to $1.63 in 2004. The increase in net income and diluted earnings per share were due to the factors discussed above for revenues, cost of services and SG&A expense.

Net income includes a provision for income tax expense at an effective rate of approximately 36.9% for 2005 compared to 36.8% in 2004.

Years Ended December 31, 2004 and 2003

Revenue:  Revenue increased $229.0 million, or 23.2%, to $1,217.3 million in 2004 from $988.3 million in 2003, $165.3 million of this increase was derived from the acquisitions of InterCall, ConferenceCall.com, Worldwide and ECI, which closed on May 9, 2003, November 1, 2003, August 1, 2004 and December 1, 2004, respectively. Revenue from our largest 100 customers, included $28.5 million and $10.4 million of revenue derived from new clients for 2004 and 2003, respectively.

During the year ended December 31, 2004, our largest 100 clients represented 69% of revenues compared to 77% for the year ended December 31, 2003. This reduced concentration is due to the acquisitions made in 2004 and 2003, organic growth and reduced revenue from AT&T. AT&T accounted for 9% of total revenue for the year ended December 31, 2004 compared to 15% for the year ended December 31, 2003.

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

Communication Services revenue increased $23.7 million, or 3.0%, to $817.7 million in 2004. This revenue increase was offset by a decline in outbound consumer revenue of $46.1 million due to a planned reduction in outbound consumer calling and a decrease of $35.1 million in automated services largely due to a reduction in volume of prepaid calling services. The primary impact of our planned reduction in outbound consumer calling has been realized; however, we are considering further reductions depending on market conditions. The net increase in revenues is primarily due to growth in our inbound dedicated agent business.

Conferencing Services revenue increased $141.7 million, or 88.1%, to $302.5 million. The increase in revenue included $106.3 million from the full year impact of the 2003 acquisitions of InterCall and ConferenceCall.com, which were acquired on May 9, 2003 and November 1, 2003, respectively, and the acquisition of ECI which occurred on December 1, 2004. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with the industry trend which is expected to continue for the foreseeable future.

Receivables Management revenue increased $65.3 million to $99.4 million. The 2004 increase in revenue included $56.4 million from the acquisition of Worldwide, acquired on August 1, 2004. Sales of portfolio receivables during the five months ended December 31, 2004 resulted in revenue of $2.4 million.

Cost of Services:  Cost of services consists of direct labor, sales commissions, telephone expense and other costs directly related to providing services to clients. Cost of services in 2004 increased $101.7 million, or 23.1%, to $542.0 million, from $440.3 million in 2003. The acquisitions of InterCall, ConferenceCall.com, Worldwide and ECI resulted in a $55.2 million increase in cost of services. As a percentage of revenue, cost of services increased to 44.6% for 2004, compared to 44.5% in 2003.

Cost of Services by business segment:

	For the Year Ended,
	2004	% of Revenue	2003	% of Revenue	Change	% Change

Cost of services in thousands:
Communication Services	$396,979	48.5%	$372,332	46.9%	$24,647	6.6%
Conferencing Services	96,100	31.8%	48,825	30.4%	47,275	96.8%
Receivables Management	50,649	50.9%	19,695	57.7%	30,954	157.2%
Intersegment eliminations	(1,749)		(592)		(1,157)	195.4%

Total	$541,979	44.6%	$440,260	44.5%	$101,719	23.1%

Communication Services cost of services in 2004 increased $24.6 million, or 6.6%, to $397.0 million. The increase was primarily due to higher labor costs associated with the increase in revenue. As a percentage of this segment’s revenue, Communication Services cost of services increased to 48.5% in 2004, compared to 46.9% in 2003. This increase was due in part to the costs incurred in connection with the opening of two new contact centers in Niles, Ohio and Makati City, Philippines and to transition costs incurred in connection with the conversion of two outbound contact centers and approximately 800 workstations to the inbound dedicated agent business.

Conferencing Services cost of services in 2004 increased $47.3 million, or 96.8%, to $96.1 million. The cost of services in 2003 represents a partial year only as InterCall and ConferenceCall.com were acquired on May 9, 2003 and November 1, 2003, respectively. As a percentage of this segment’s revenue, Conferencing Services cost of services increased to 31.8% in 2004, compared to 30.4% for the comparable period in 2003.

Receivables Management cost of services in 2004 increased $31.0 million, or 157.2%, to $50.6 million. The cost of services in 2004 includes Worldwide since our acquisition of the business on August 1, 2004. As a percentage of this segment’s revenue, cost of services decreased to 50.9% in 2004, compared to 57.7% for the comparable period in 2003. This reduction as a percentage of revenue is due to the acquisition of Worldwide, which had a lower percentage of cost of services to revenue than did Attention during this period.

Selling, General and Administrative Expenses:  SG&A expenses increased $82.5 million, or 20.4%, to $487.5 million in 2004 from $405.0 million in 2003. The acquisitions of InterCall, ConferenceCall.com, Worldwide and ECI resulted in a $62.1 million increase in SG&A expense. As a percentage of revenue, SG&A expenses decreased to 40.0% in 2004, compared to 41.0% in 2003. This decrease is partially attributed to the acquisition of Worldwide, which had a lower percentage of SG&A to revenue than our previously consolidated entities. This decrease as a percentage of revenue was accomplished despite an increase in depreciation and amortization of $6.4 million and $7.3 million, respectively.

Selling, general and administrative expenses by business segment:

	For the Year Ended,
	2004	% of Revenue	2003	% of Revenue	Change	% Change

Selling, general and administrative expenses in thousands
Communication Services	$315,101	38.5%	$311,730	39.3%	$3,371	1.1%
Conferencing Services	139,105	46.0%	78,791	49.0%	60,314	76.5%
Receivables Management	33,773	34.0%	14,491	42.5%	19,282	133.1%
Intersegment eliminations	(466)		(40)		(426)	1065.0%

Total	$487,513	40.0%	$404,972	41.0%	$82,541	20.4%

Communication Services SG&A expenses increased $3.4 million, or 1.1%, to $315.1 million in 2004. The increase in SG&A expenses as a percent of revenue was due to the conversion of approximately 800 workstations from outbound to inbound agent business, as discussed previously under cost of services. Also, during 2004, site expansion activities took place in seven domestic contact centers and three international contact centers which contributed to the increase in SG&A and capital expenditures. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 38.5% in 2004 compared to 39.3% in 2003. This reduction was partially due to lower bad debt expense, which decreased to $3.2 million in 2004 compared to $8.8 million in 2003.

Conferencing Services SG&A expenses increased $60.3 million, or 76.5%, to $139.1 million in 2004. The 2003 SG&A represents a partial year as InterCall and ConferenceCall.com were acquired on May 9, 2003 and November 1, 2003, respectively. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses decreased to 46.0% in 2004 compared to 49.0% in 2003. The decline in SG&A as a percentage of revenue is partially due to synergies achieved from the acquisition of ConferenceCall.com.

Receivables Management SG&A expenses increased $19.3 million, or 133.1%, to $33.8 million in 2004. The SG&A represents a partial year as Worldwide was acquired on August 1, 2004. As a percentage of revenue, Receivables Management SG&A decreased to 34.0% in 2004, compared to 42.5% in 2003. This reduction as a percentage of revenue is due to the acquisition of Worldwide, which had a lower percentage of SG&A to revenue than did Attention as well as the ability to spread these expenses over a larger revenue base.

Operating Income:  Operating income in 2004 increased by $44.8 million, or 31.3%, to $187.9 million from $143.1 million in 2003. As a percentage of revenue, operating income increased to 15.4% in 2004 compared to 14.5% in 2003 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Operating income by business segment:

	For the Year Ended,
	2004	% of Revenue	2003	% of Revenue	Change	% Change

Operating income in thousands Communication Services	$105,638	12.9%	$109,981	13.9%	$(4,343)	(3.9)%
Conferencing Services	67,264	22.2%	33,180	20.6%	34,084	102.7%
Receivables Management	14,989	15.1%	(52)	(0.2)%	15,041

Total	$187,891	15.4%	$143,109	14.5%	$44,782	31.3%

Communication Services operating income in 2004 decreased by $4.3 million, or 3.9%, to $105.6 million. As a percentage of this segment’s revenue, Communication Services operating income decreased to 12.9% in 2004 compared to 13.9% in 2003.

Conferencing Services operating income in 2004 increased by $34.1 million, or 102.7%, to $67.3 million. Operating income in 2003 represents a partial year as InterCall and ConferenceCall.com were acquired on May 9, 2003 and November 1, 2003, respectively. As a percentage of this segment’s revenue, Conferencing Services operating income increased to 22.2% in 2004 compared to 20.6% in 2003.

Receivables Management operating income in 2004 increased by $15.0 million. The 2004 Receivables Management operating income includes Worldwide since its acquisition on August 1, 2004. As a percentage of this segment’s revenue, Receivables Management operating income increased to 15.1% in 2004, compared to an operating loss representing 0.2% in 2003.

Other Income (Expense):  Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable. Other expense in 2004 was $6.4 million compared to $3.3 million in 2003. The change in other expense in 2004 was primarily due to interest expense on increased outstanding debt incurred for acquisitions and interest expense on the Worldwide portfolio notes payable which we assumed with the acquisition on August 1, 2004.

Minority Interest:  Effective September 30, 2004, one of our portfolio receivable lenders, CFSC Capital Corp. XXXIV, exchanged its rights to share profits in certain portfolio receivables for a minority interest of approximately 30% in one of our subsidiaries, Worldwide Asset Purchasing, LLC. We became a party to the CFSC Capital Corp. relationship as a result of the Worldwide acquisition. The minority interest in the earnings of Worldwide Asset Purchasing, LLC for 2004 was $2.6 million.

Net Income:  Net income increased $25.3 million, or 28.8%, to $113.2 million in 2004 compared to $87.9 million in 2003. Diluted earnings per share were $1.63 in 2004 compared to $1.28 in 2003. The increase in net income and diluted earnings per share were due to the factors discussed above for revenues, cost of services and SG&A expense.

Net income includes a provision for income tax expense at an effective rate of approximately 36.8% for 2004 compared to 37.0% in 2003.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, tax payments, capital expenditures, purchase of portfolio receivables, interest payments and the repayment of principal on debt. In addition, we have recently announced the acquisitions of two companies, Intrado and Raindance. Both of these acquisitions are expected to close in the second quarter of 2006. The total purchase price of these two acquisitions, before transaction costs and net of option proceeds and cash on hand will be approximately $575 million. We will fund these acquisitions with cash on hand, our existing bank credit facility and additional debt. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under our credit facilities, will be sufficient to fund our working capital and cash requirements for the foreseeable future.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2005	2004	Change	% Change

Net cash provided by operating activities	$279,249	$225,210	$54,039	24.0%
Net cash used in investing activities	$(300,089)	$(268,577)	$(31,512)	11.7%
Net cash flows from financing activities	$23,197	$48,267	$(25,070)	(51.9)%

Net cash flow from operating activities in 2005 increased $54.0 million, or 24.0%, to $279.2 million, compared to net cash flows from operating activities of $225.2 million in 2004. The increase in net cash flows from operating activities is primarily due to an increase in net income, accrued expenses and income tax payable. Non-cash items including depreciation and amortization expense also contributed to the increase in operating cash flows. This increase in operating cash flow was partially offset by an increase in accounts receivable and other assets. Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risks was 49 days at December 31, 2005, and ranged from 48 to 49 days during the year. At December 31, 2004, the days sales outstanding was 50 days and ranged from 48 to 50 days during the year.

Net cash used in investing activities in 2005 increased $31.5 million, or 11.7%, to $300.1 million, compared to net cash used in investing activities of $268.6 million in 2004. The increase in cash used in investing activities was due to acquisition costs incurred in 2005 for the acquisition of the conferencing assets of Sprint compared to the acquisition costs incurred in 2004 for the acquisitions of Worldwide and ECI. We invested $76.9 million in capital expenditures during 2005 compared to $59.9 million invested in 2004. Investing activities in 2005 also included the purchase of receivable portfolios for $75.3 million and cash proceeds applied to amortization of receivable portfolios of $64.4 million compared to $28.7 million and $19.7 million, respectively, in 2004.

Net cash from financing activities in 2005 decreased $25.1 million, or 51.9%, to $23.2 million, compared to net cash flow from financing activities of $48.3 million for 2004. The primary source of financing in 2005 was borrowings from our revolving credit facility, which we used for the acquisition of the conferencing assets of Sprint. We funded the acquisition of the conferencing assets of Sprint and related acquisition costs with approximately $19.6 million of cash on hand and approximately $190.0 million of borrowings from our revolving credit facility. As a result of strong cash flow from operations we were able to absorb these acquisitions costs and reduce our outstanding balance on our revolving credit facility by $10.0 million during 2005. Also, during 2005, net cash from financing activities was partially offset by payments on portfolio notes payable of $54.7 million compared to $28.5 million in 2004. Proceeds from issuance of portfolio notes payable in 2005 were $66.8 million compared to $25.3 million in 2004. Proceeds from our stock-based employee benefit programs were $21.2 million in 2005 compared to $14.6 million in 2004.

We have a $400 million revolving bank credit facility for general cash requirements. At December 31, 2005 there was $180.0 million available borrowings on this facility. We also have two specialized credit facilities for the purchase of receivable portfolios.

Credit Facility.  We maintain a bank revolving credit facility which matures November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At December 31, 2005, $220.0 million was outstanding on the revolving credit facility compared to $230.0 million outstanding at December 31, 2004. To finance the acquisition of the assets of the conferencing business of Sprint, we borrowed an additional $190.0 million on the credit facility. The highest balance outstanding on the credit facility during 2005 was $365.0 million. The average daily outstanding balance of the revolving credit facility during 2005 was $257.9 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the year ended December 31, 2005 was 4.53% compared to 3.42% in 2004. The commitment fee on the unused revolving credit facility at December 31, 2005, was 0.175%. The amended and restated facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to earnings before interest, stock based compensation, minority interest up to $15.0 million, taxes, depreciation and amortization (“adjusted EBITDA”) and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2005.

Cargill Facility.  We maintain, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (“WAP”), a revolving financing facility with a third-party specialty lender, CFSC Capital Corp. XXXIV. The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each portfolio purchase from CFSC Capital Corp. XXXIV and we will fund the remainder. Interest accrues on the outstanding debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At December 31, 2005, we had $40.5 million of non-recourse portfolio notes payable outstanding under this facility compared to $28.5 million outstanding at December 31, 2004.

Sallie Mae Facility.  We maintain, through our wholly owned subsidiary, West Asset Management Inc. (“WAM”), formerly Attention, a $20 million revolving financing facility with a third-party specialty lender. In connection with this facility in December 2003, we capitalized a consolidated special purpose entity (“SPE”), for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets are purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”). As of December 31, 2005 we have committed to purchase $5.3 million in receivable portfolios by July 31, 2006 and an additional $35.0 million of receivable portfolio purchases by July 31, 2007. Pursuant to this credit facility, we will be required to fund a minimum of 20% ($8.1 million at December 31, 2005) of the purchases with the third party lender financing the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the purchasing period to July 31, 2008. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lenders actual cost of funds. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated QSPE.

We will perform collection services on the purchased receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the non-consolidated QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE after repayment of all servicing fees, loan expenses and the return of capital. On December 31, 2005 and 2004, the SPE had a note receivable from the non-consolidated QSPE for $2.3 million and $0.3 million, respectively. Also, on December 31, 2005, $7.2 million of the $20.0 million revolving financing facility had been utilized.

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

The following table summarizes our contractual obligations at December 31, 2005 (dollars in thousands):

	Payment Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1 - 3 Years	4 - 5 Years	Years
	(Amounts in thousands)

Revolving credit facility	$220,000	$—	$220,000	$—	$—
Operating leases	105,131	25,629	38,512	23,211	17,779
Contractual minimums under telephony agreements*	268,021	71,346	169,975	26,700	—
Purchase obligations**	28,927	28,927	—	—	—
Acquisition earn out commitments***	14,650	8,900	5,750	—	—
Portfolio notes payable	40,520	27,275	13,245	—	—
Commitments under forward flow agreements****	61,714	61,714	—	—	—

Total contractual cash obligations	$738,963	$223,791	$447,482	$49,911	$17,779

*	Based on projected telephony minutes through 2010. The contractual minimum is usage based and could vary based on actual usage.

**	Represents future obligations for capital and expense projects that are in progress or are committed.

***	Represents the minimum amounts payable. If the earnout conditions are fully satisfied an additional $5.1 million would be payable in 2007.

****	Up to 85% of this obligation could be funded by non-recourse financing.

The table above excludes variable interest expense under our credit facility, amounts paid for taxes and long term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan.

The acquisition earn out commitment, noted above, represent a commitment incurred for the 2002 acquisition of Attention. Additional consideration is payable in 2006 and 2007, and will range from $14.65 million to $19.75 million, based on satisfying certain earnings objectives. During 2005, $5.3 million was paid under this commitment. At December 31, 2005, $8.9 million was accrued in expenses and $5.75 million in other long term liabilities.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $76.9 million for the year ended December 31, 2005, which were funded through cash from operations and the use of our bank credit facility. Capital expenditures were $59.9 million for the year ended December 31, 2004. Capital expenditures for the year ended December 31, 2005 consisted primarily of equipment purchases, the cost of new call centers in North Carolina and Texas as well as upgrades at existing facilities. We currently project our capital expenditures for 2006 to be approximately $75.0 million to $85.0 million primarily for capacity expansion and upgrades at existing facilities.

Our bank credit facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $400.0 million, incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million and incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $100.0 million and non-recourse indebtedness in an aggregate principal amount not to exceed $150.0 million without requesting a waiver from the lender. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.

Off-Balance Sheet Arrangements

We are a party to a synthetic building lease with a lessor. The lessor is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 4.54%, 2.80% and 2.42% for 2005, 2004 and 2003, respectively. The aggregate synthetic lease expense for the three years ended December 31, 2005, 2004 and 2003 were $1.4 million, $1.1 million and $1.0 million, respectively. Based on our variable-rate obligation at December 31, 2005, each 50 basis point rate increase would increase annual interest expense by approximately $153,000. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessor for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At December 31, 2005 and 2004, the fair value of the guaranteed residual value for the building was approximately $0.8 million and $1.1 million, respectively, and is included in other long term assets and other long term liabilities.

We maintain, through our wholly owned subsidiary, WAM, a $20.0 million revolving financing facility with a third-party specialty lender, Sallie Mae. In connection with this facility, in 2003 we capitalized a consolidated SPE for the sole purpose of purchasing defaulted accounts receivable portfolios. For further information about this facility, see the discussion above under “— Liquidity and Capital Resources — Sallie Mae Facility.”

Inflation

We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. We believe the following represent our critical accounting policies as contemplated by the Securities and Exchange Commission Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.”

Revenue Recognition.  The Communication Services segment recognizes revenue for agent based services including order processing, customer acquisition, customer retention and customer care in the month that calls are answered by an agent based on the number of calls and/or minutes received and processed on behalf of clients or on a success rate or commission basis. Automated services revenue is recognized in the month that the calls are received or sent by automated voice response units and is billed based on call duration.

The Conferencing Services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

The Receivables Management segment recognizes contingency fee revenue in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First party collection services on pre-charged off receivables are recognized on an hourly basis. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and therefore, we utilize the effective interest method of accounting for our purchased receivables. We adopted American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer,” (“SOP 03-3”), on January 1, 2005. SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense are established in the current period for the amount required to maintain the original internal rate of return, (“IRR”), expectations. If collection estimates are raised, increases in the estimates are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which sets the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increase in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During 2005, no impairments were incurred with respect to our purchased receivables. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. Proceeds of these sales are also recognized in revenue under the effective interest method.

Allowance for Doubtful Accounts and Notes Receivable.  Our allowance for doubtful accounts and notes receivable represents reserves for receivables which reduce accounts receivables and notes receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes our processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustments to the allowance for doubtful accounts recorded.

Goodwill and Other Intangible Assets.  As a result of acquisitions made from 2002 through 2005, our recorded goodwill as of December 31, 2005 was $717.6 million and the recorded value of other intangible assets as of December 31, 2005 was $140.3 million. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. In connection with these acquisitions, a third-party valuation was performed to assist management in determining purchase price allocation between goodwill and other intangible assets. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, SFAS No. 142 Goodwill and Other Intangible Assets, requires that goodwill be tested annually using a two-step process. The first step is to identify any potential impairment of the goodwill or intangible assets. The second step measures the amount of impairment loss, if any. Any changes in key assumptions about the businesses and their prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations.

Stock Options.  Our employees are periodically granted stock options by the Compensation Committee of the Board of Directors. As allowed under accounting principles generally accepted in the United States of America (“GAAP”), we do not record any compensation expense on the income statement with respect to options granted to employees. Alternatively, under GAAP, we could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 1 in the Consolidated Financial Statements, had we recorded a fair value-based compensation expense for stock options, diluted earnings per share would have been $0.15, $0.17 and $0.20 less than what we reported for 2005, 2004 and 2003, respectively.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in current tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. Further, we must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R will become effective for all registrants as of the first fiscal year beginning after June 15, 2005. Therefore, our required effective date is January 1, 2006. Our current estimate of the annual net income effect of adopting SFAS 123R in January 2006 is approximately $10.0 million.

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and do not anticipate that the implementation of this statement will have a significant impact on our results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this standard on January 1, 2006. We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

As of December 31, 2005, we had $220.0 million outstanding under our revolving bank credit facility and $30.5 million of a synthetic lease obligation.

We maintain a bank revolving credit facility which matures November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At December 31, 2005, $220.0 million was outstanding on the revolving credit facility. We began the year with $230.0 million outstanding on the revolving credit facility. To finance the acquisition of the assets of the conferencing business of Sprint, we borrowed an additional $190.0 million on the credit facility. The highest balance outstanding on the credit facility during 2005 was $365.0 million. The average daily outstanding balance of the revolving credit facility during 2005 was $257.9 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the year ended December 31, 2005 was 4.53%. Based on our obligation under this facility at December 31, 2005, a 50 basis point change would increase or decrease annual interest expense by approximately $1.1 million. The commitment fee on the unused revolving credit facility at December 31, 2005, was 0.175%. The amended and restated facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, stock based compensation, minority interest up to $15.0 million, taxes, depreciation and amortization (“EBITDA”) and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2005.

We are party to a synthetic lease agreement that had an outstanding balance of $30.5 million at December 31, 2005. The synthetic lease has interest terms similar to that of the revolving credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly in 12.5 or 25 basis point increments. The weighted average annual interest rate at December 31, 2005 was 5.26%. The lease bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. Based on our obligation under this synthetic lease at December 31, 2005, a 50 basis point change would increase or decrease annual interest expense by approximately $153,000.

We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.

Foreign Currency Risk

On December 31, 2005, the Communication Services segment had no material revenue or assets outside the United States. The Communication Services segment has a contract for workstation capacity in India, which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. Under this arrangement, we do not own the assets or employ any personnel directly. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.

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

Our Receivables Management segment operates facilities in the United States, Jamaica and Mexico. Some of the revenues and expenses from the Mexican operation are denominated in local currency, thereby creating exposure to changes in exchange rates.

For the year ended December 31, 2005, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Investment Risk

We do not use derivative financial or commodity instruments. Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term obligations. Our cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature and, consequently, do not expose us to material investment risk.

Item 8.	Financial Statements and Supplementary Data

The information called for by this Item 8 is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-27.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2005, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes to our internal control over financial reporting during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that West Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Omaha, Nebraska
February 22, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Except for the information required by this item with respect to our executive officers and the information provided below, the information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for the 2006 annual meeting of stockholders. Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this Report under the caption “Executive Officers.”

We have adopted a code of ethical conduct for directors and all employees of West. Our Code of Ethical Business Conduct is located in the “Investor” section of our website at www.west.com . To the extent permitted, we intend to post on our web site any amendments to, or waivers from our Code of Ethical Business Conduct.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for the 2006 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for the 2006 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for the 2006 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for the 2006 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit
Number	Description

2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)
2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)
2.03	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC; BuyDebtCo LLC; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 9, 2004)
2.04	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 9, 2004)
2.05	Asset Purchase Agreement, dated as of May 9, 2005, among InterCall, Inc., Sprint Communications Company L.P. and Sprint Corporation, solely with respect to certain sections thereof (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 9, 2005)
2.06	Agreement and Plan of Merger, dated January 29, 2006, by and among West Corporation, West International Corp. and Intrado Inc.
2.07	Agreement and Plan of Merger, dated February 6, 2006, by and among Raindance Communications, Inc., West Corporation and Rockies Acquisition Corporation.
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.II to Form 8-K dated December 29, 2000)
3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.01 to Form 8-K dated February 16, 2005)
10.01	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.01 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)

Exhibit
Number	Description

10.02	Amended and Restated West Corporation 1996 Stock Incentive Plan (incorporated by reference to Annex 2 Schedule 14A filed May 10, 2005)(1)
10.03	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.03 to Form 10-K filed February 25, 2005)(1)
10.04	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended February 11, 2005 (incorporated by reference to Exhibit 10.04 to Form 10-K filed February 25, 2005)(1)
10.05	Stock Redemption Agreement, dated April 9, 1996, by and among Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)
10.06	Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West, and West TeleServices Corporation (incorporated by reference to Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)
10.07	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003
10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.08 to Form 10-K filed February 25, 2005)(1)
10.09	Employees Stock Purchase Plan (incorporated by reference to Annex A to Schedule 14A filed April 10, 2003)(1)
10.10	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-K filed February 25, 2005)(1)
10.11	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.11 to Form 10-K filed February 25, 2005)(1)
10.12	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.12 to Form 10-K filed February 25, 2005)(1)
10.13	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.13 to Form 10-K filed February 25, 2005)(1)
10.14	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended February 11, 2005 (incorporated by reference to Exhibit 10.14 to Form 10-K filed February 25, 2005)(1)
10.15	Employment Agreement between the Company and Michael E. Mazour, dated January 9, 2004 as amended February 11, 2005 (incorporated by reference to Exhibit 10.15 to Form 10-K filed February 25, 2005)(1)
10.16	Executive Restricted Stock Agreement by and between the Company and Paul M. Mendlik dated September 12, 2002 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 4, 2002)(1)
10.17	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Annex B to Schedule 14A filed April 10, 2003)(1)
10.18	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended February 11, 2005 (incorporated by reference to Exhibit 10.18 to Form 10-K filed February 25, 2005)(1)
10.19	Amended and Restated Credit Agreement, dated November 15, 2004, among the Company and Wachovia Bank National Association as Administrative Agent and the banks named therein (incorporated by reference to Exhibit 10.19 to Form 10-K filed February 25, 2005)
10.20	Employment Agreement between the Company and Jim Richards, dated May 7, 2003, as amended February 11, 2005 (incorporated by reference to Exhibit 10.20 to Form 10-K filed February 25, 2005)(1)

Exhibit
Number	Description

10.21	Participation Agreement, dated May 9, 2003, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 8, 2004)
10.22	First amendment to the Participation Agreement, dated October 31, 2003, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 8, 2004)
10.23	Second amendment to the Participation Agreement, dated January 22, 2004, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 8, 2004)
10.24	Third amendment to the Participation Agreement, dated August 9, 2004, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein. (incorporated by reference to Exhibit 10.24 to Form 10-K filed February 25, 2005)
10.25	Fourth amendment to the Participation Agreement, dated November 15, 2004, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.25 to Form 10-K filed February 25, 2005)
21.01	Subsidiaries
23.01	Consent of Deloitte & Touche LLP
31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Corporation

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer
(Principal Executive Officer)

February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Gary L. West Gary L. West	Chairman of the Board and Director	February 24, 2006

/s/ Mary E. West Mary E. West	Vice Chair of the Board and Director	February 24, 2006

/s/ Thomas B. Barker Thomas B. Barker	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2006

/s/ Paul M. Mendlik Paul M. Mendlik	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2006

/s/ William E. Fisher William E. Fisher	Director	February 24, 2006

/s/ George H. Krauss George H. Krauss	Director	February 24, 2006

/s/ Greg T. Sloma Greg T. Sloma	Director	February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the West Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Omaha, Nebraska
February 22, 2006

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands except
	per share amounts)

REVENUE	$1,523,923	$1,217,383	$988,341
COST OF SERVICES	687,381	541,979	440,260
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	569,865	487,513	404,972

OPERATING INCOME	266,677	187,891	143,109
OTHER INCOME (EXPENSE):
Interest Income	1,499	895	721
Interest Expense	(15,358)	(9,381)	(5,503)
Other, net	678	2,118	1,493

Other income (expense)	(13,181)	(6,368)	(3,289)
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	253,496	181,523	139,820
INCOME TAX EXPENSE	87,736	65,762	51,779
INCOME BEFORE MINORITY INTEREST	165,760	115,761	88,041
MINORITY INTEREST IN NET INCOME	15,411	2,590	165

NET INCOME	$150,349	$113,171	$87,876

EARNINGS PER COMMON SHARE:
Basic	$2.18	$1.67	$1.32

Diluted	$2.11	$1.63	$1.28

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	68,945	67,643	66,495
Dilutive impact of potential common shares from stock options	2,365	1,826	2,122

Diluted common shares	71,310	69,469	68,617

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,835	$28,330
Trust cash	3,727	4,242
Accounts and notes receivable, net	217,806	195,598
Portfolio receivables, current portion	35,407	26,646
Other current assets	28,567	27,244

Total current assets	316,342	282,060
PROPERTY AND EQUIPMENT:
Property and equipment	600,939	552,073
Accumulated depreciation and amortization	(366,068)	(328,963)

Property and equipment, net	234,871	223,110

PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	59,043	56,897
GOODWILL	717,624	573,885
INTANGIBLES, net	140,347	99,028
NOTES RECEIVABLE AND OTHER ASSETS	30,435	36,226

TOTAL ASSETS	$1,498,662	$1,271,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,370	$39,420
Accrued expenses	132,182	94,436
Current maturities of portfolio notes payable	27,275	20,144
Income tax payable	9,468	3,294

Total current liabilities	206,295	157,294
PORTFOLIO NOTES PAYABLE , less current maturities	13,245	8,354
LONG-TERM OBLIGATIONS, less current maturities	220,000	230,000
DEFERRED INCOME TAXES	40,173	42,733
OTHER LONG TERM LIABILITIES	31,772	31,230
MINORITY INTEREST	15,309	12,140
COMMITMENTS AND CONTINGENCIES (Notes 5, 8 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 200,000 shares authorized, 69,718 shares issued and outstanding and 68,452 shares issued and 68,380 outstanding	697	685
Additional paid-in capital	272,941	244,747
Retained earnings	699,765	549,416
Accumulated other comprehensive income (loss)	(405)	(193)
Treasury stock at cost (0 and 72 shares)	—	(2,697)
Unearned restricted stock (79 and 157 shares)	(1,130)	(2,503)

Total stockholders’ equity	971,868	789,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,498,662	$1,271,206

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,349	$113,171	$87,876
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	83,805	81,317	74,882
Amortization	27,072	18,868	11,584
Provision for bad debts	2,803	5,706	9,979
Other	699	48	815
Deferred income tax expense (benefit)	(2,645)	6,177	(2,492)
Minority interest in earnings, net of distributions of $13,690, $1,184 and $0	1,721	1,406	165
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and notes receivable	(25,011)	(29,469)	(827)
Other assets	(10,910)	(8,696)	4,796
Accounts payable	(2,049)	13,513	(8,525)
Accrued expenses and other liabilities	53,415	23,169	21,472

Net cash flows from operating activities	279,249	225,210	199,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0, $11,256 and $16,878	(209,645)	(193,885)	(424,553)
Purchase of property and equipment	(76,855)	(59,886)	(46,252)
Proceeds from disposal of property and equipment	253	1,998	513
Purchase of portfolio receivables, net	(75,302)	(28,683)	—
Collections applied to principal of portfolio receivables	64,395	19,713	—
Issuance of notes receivable	(3,450)	(5,200)	—
Trust cash (increase) decrease	515	(2,634)	(889)
Purchase of licensing agreement	—	—	(8,700)

Net cash flows from investing activities	(300,089)	(268,577)	(479,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	200,000
Net change in revolving credit facility	(10,000)	230,000	32,000
Payments of long-term obligations	—	(192,000)	(69,647)
Payments of portfolio notes payable	(54,743)	(28,534)	—
Proceeds from issuance of portfolio notes payable	66,765	25,316	—
Debt issuance costs	—	(1,068)	(4,506)
Proceeds from stock options exercised	21,175	14,553	8,897

Net cash flows from financing activities	23,197	48,267	166,744

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	148	(525)	159
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,505	4,375	(113,253)
CASH AND CASH EQUIVALENTS, Beginning of period	28,330	23,955	137,208

CASH AND CASH EQUIVALENTS, End of period	$30,835	$28,330	$23,955

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional			Unearned		Total
	Common	Paid-in	Retained	Treasury	Restricted	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Stock	Income (Loss)	Equity
	(Amounts in thousands)

BALANCE, January 1, 2003	$662	$204,335	$348,369	$(2,697)	$(1,077)	$—	$549,592
Comprehensive income:
Net income			87,876				87,876
Foreign currency translation adjustment, net of tax of $618						1,031	1,031

Total comprehensive income							88,907
Stock options exercised including related tax benefits (830 shares) and ESPP shares granted (28 shares)	9	13,153					13,162
Issuance of common and restricted stock (240 shares)	2	6,590			(2,418)		4,174
Amortization of restricted stock		(272)			675		403

BALANCE, December 31, 2003	673	223,806	436,245	(2,697)	(2,820)	1,031	656,238
Comprehensive income:
Net income			113,171				113,171
Foreign currency translation adjustment, net of tax of ($411)						(1,224)	(1,224)

Total comprehensive income							111,947
Stock options exercised including related tax benefits (1,086 shares)	11	20,777					20,788
Issuance of common and restricted stock (40 shares)	1	999			(1,000)		—
Amortization of restricted stock		(835)			1,317		482

BALANCE, December 31, 2004	685	244,747	549,416	(2,697)	(2,503)	(193)	789,455
Comprehensive income:
Net income			150,349				150,349
Foreign currency translation adjustment, net of tax of ($104)						(212)	(212)

Total comprehensive income							150,137
Stock options exercised including related tax benefits (1,157 shares) and ESPP shares granted (57 shares)	12	31,726					31,738
Issuance of shares from treasury		(2,697)		2,697			—
Amortization of restricted stock		(835)			1,373		538

BALANCE, December 31, 2005	$697	$272,941	$699,765	$—	$(1,130)	$(405)	$971,868

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

1.	Summary of Significant Accounting Policies

Business Description — West Corporation provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

•	communication services, including dedicated agent, shared agent, automated and business-to-business services;

•	conferencing services, including reservationless, operator-assisted, web and video conferencing services; and

•	receivables management, including debt purchasing collections, contingent/third-party collections, government collections, first-party collections and commercial collections.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice transactions.

Our Communication Services segment provides our clients with a broad portfolio of voice services through the following offerings: dedicated agent, shared agent, business services and automated services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, India, Jamaica and the Philippines. Our home agent service is performed by agents throughout the United States.

Our Conferencing Services segment provides our clients with an integrated, global suite of audio, web and video conferencing options. This segment offers four primary services: reservationless, operator-assisted, web and video conferencing. Our Conferencing Services segment operates out of facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, New Zealand and India.

Our Receivables Management segment assists our clients in collecting and managing their receivables. This segment offers debt purchasing collections, contingent/third-party collections, government collections, first-party collections and commercial collections. Our Receivables Management segment operates out of facilities in the United States, Jamaica and Mexico.

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

Revenue recognition — The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that calls are

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

processed by an agent, based on the number of calls and/or time processed on behalf of clients or on a success rate or commission basis.

Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call.

The Conferencing Services segment recognizes revenue when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

The Receivables Management segment recognizes revenue for contingent/third party collection services and government collection services in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First party collection services on pre-charged off receivables are recognized on an hourly rate basis. We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables.

We adopted American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer,” (“SOP 03-3”) on January 1, 2005. SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense are established in the current period for the amount required to maintain the internal rate of return, or “IRR”, expectations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During 2005, no impairment allowances were required. Periodically the Receivables Management segment will sell all or a portion of a pool to third parties. Proceeds of these sales are also recognized in revenue under the effective interest method.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

Trust Cash — Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients.

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

Accounts and Notes Receivable — Short-term accounts and notes receivable from customers are presented net of an allowance for doubtful accounts of $10,489 in 2005 and $10,022 in 2004.

Property and Equipment — Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets or remaining lease terms, whichever is shorter, and is calculated on the straight-line method. Our owned buildings have estimated useful lives ranging from 20 to 39 years and the majority of the other assets have estimated useful lives of three to five years. We review property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset “held-for-use” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its fair value. An asset “held-for-sale” is reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and other Intangible Assets — Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis. We have determined that goodwill and other intangible assets with indefinite lives are not impaired and therefore no write-off is necessary. Finite lived intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Notes Receivable and Other Assets — At December 31, 2005 and 2004, long-term notes receivable from customers of $0 and $5,406, respectively, are presented net of an allowance for doubtful accounts of $0. The $5,406 change during 2005 is due to collections and reclassification to current notes receivable included in accounts and notes receivable, net. Other assets primarily include assets held in non-qualified deferred compensation plans and the unamortized balance of a licensing agreement and debt acquisition costs.

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

Earnings Per Common Share — Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share. At December 31, 2005, 2004 and 2003, respectively, 0; 0; and 1,387,765 stock options were outstanding with an exercise price exceeding the average market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

Comprehensive Income — Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

Stock Based Compensation — We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. As a result of the exercise price being equal to the market price at the date of grant, we did not recognize compensation expense for the years ended December 31, 2005, 2004 and 2003. For purposes of the following disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had our stock option and stock purchase plan been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation; 2005, 2004 and 2003 net income and earnings per share would have been reduced to the following amounts:

	Year Ended December 31,
	2005	2004	2003

Net Income:
As reported	$150,349	$113,171	$87,876
Pro forma	$140,016	$101,603	$74,227
Earnings per common share:
Basic as reported	$2.18	$1.67	$1.32
Diluted as reported	$2.11	$1.63	$1.28
Pro forma basic	$2.03	$1.50	$1.12
Pro forma diluted	$1.96	$1.46	$1.08

The weighted average fair value per share of options granted in 2005, 2004 and 2003 was $8.76, $8.32 and $16.57, respectively. The fair value for options granted under the above described plans was estimated at the date of grant using the Black Scholes pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.7%	2.5%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	24.9%	32.5%	105.0%
Expected life (years)	3.7	4.7	4.4

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

Restricted Stock — Restricted stock totaled 79,389 and 157,116 shares at December 31, 2005 and 2004, respectively. At December 31, 2005, there were 51,913 restricted shares related to compensation agreements with two senior executive officers. These shares carry voting rights; however, sale or transfer of the shares is restricted until the shares vest. The fair value of these restricted shares on the respective grant dates were $25.04 and $16.825 per share or $2,346. These restricted shares vest through July, 2008 and will be recognized as compensation expense over that time period. During 2005, 2004 and 2003, $538, $482 and $403 was recognized as compensation expense, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

As a result of the acquisition of the minority interest of West Direct in 2003, each share of common stock of West Direct (other than those held by us) was automatically converted into the right to receive 1.9625 shares of our Common Stock. The four minority stockholders of West Direct, who are each our executive officers or executive officers of West Direct, received an aggregate of 240,411 shares of our Common Stock in the transaction, of which 139,340 shares were subject to vesting. At December 31, 2005, there were 27,476 shares subject to vesting.

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

Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R will become effective for all registrants as of the first fiscal year beginning after June 15, 2005. Therefore, our required effective date is January 1, 2006. Our current estimate of the annual net income effect in 2006 of adopting SFAS 123R in January 2006 is approximately $10,000.

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and do not anticipate that the implementation of this statement will have a significant impact on our results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this standard on January 1, 2006. We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.

Reclassifications — Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. Such reclassifications were not material, either individually or in the aggregate.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

2.	Acquisitions

Sprint Conferencing Assets

On June 3, 2005, we acquired the conferencing-related assets of Sprint Corporation (“Sprint”) for a purchase price of $207,000 in cash plus related acquisition costs (the “Acquisition”). We funded the acquisition with cash on hand and borrowings under our existing bank credit facility.

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

The following table summarizes the preliminary estimated fair values of the assets acquired in the Acquisition in thousands.

Property and equipment	$13,823
Intangible assets — customer lists (5 year amortization period)	67,926
Goodwill	127,220

Total assets acquired	$208,969

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

During 2005, we completed the purchase price allocation for the ECI acquisition in connection with the completion of the third-party valuation of certain intangible assets without any material adjustment of the previously reported purchase price allocation.

Worldwide

On August 1, 2004, we acquired 100% of the equity interests of Worldwide Asset Management, LLC and related entities (“Worldwide”) for cash of $133,443, net of cash received of $10,639, assumed debt and other liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our existing bank credit facility. Worldwide is a leading purchaser and collector of delinquent accounts receivable portfolios from consumer credit originators. Its primary areas of operations include, purchasing and collecting charged-off consumer debt, government collections and contingent/third-party collections. The results of operations of Worldwide have been consolidated with our operating results since the acquisition date, August 1, 2004.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 1, 2004. During 2005, we completed the purchase price allocation for the Worldwide acquisition in connection with the completion of the third-party valuation of certain intangible assets without any material adjustment of the previously reported purchase price allocation.

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

Assuming the acquisitions referred to above occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 would have been:

	2005	2004

Revenue	$1,573,544	$1,447,501
Net Income	$152,112	$127,170
Earnings per common share-basic	$2.21	$1.88
Earnings per common share-diluted	$2.13	$1.83

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

3.	Goodwill and Other Intangible Assets

The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2005 and 2004:

	Communication	Conferencing	Receivables
	Services	Services	Management	Combined

Balance at January 1, 2004	$76,120	$326,489	$50,239	$452,848
Acquisitions	—	37,229	76,658	113,887
Finalization of purchase price allocation	—	3,481	—	3,481
Tel Mark Sales, Inc. earn out adjustment	3,669	—	—	3,669

Balance at December 31, 2004	79,789	367,199	126,897	573,885
Finalization of purchase price allocation	—	3,801	475	4,276
Attention earn out adjustment	—	—	3,400	3,400
Acquisitions	8,843	127,220	—	136,063

Balance at December 31, 2005	$88,632	$498,220	$130,772	$717,624

We allocated the excess of the Sprint conferencing asset purchase cost over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of obtaining a third-party appraisal. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We do not expect to finalize the Sprint appraisal until the second quarter of 2006. Goodwill recognized in this transaction is currently estimated at $127,220 and is deductible for tax purposes.

We have allocated the excess of the Worldwide acquisition cost over the fair value of the assets acquired, liabilities assumed and other finite-lived intangible assets to goodwill based on an independent third-party appraisal. Goodwill recognized in this transaction is $77,113 and is deductible for tax purposes.

We allocated the excess of the ECI acquisition cost over the fair value of the assets acquired, liabilities assumed and other finite-lived intangible assets to goodwill based on an independent third-party appraisal. Goodwill recognized in this transaction is $41,509 and is deductible for tax purposes.

Two acquisitions made in 2002, Tel Mark Sales and Attention included earn out provisions. The final payment of the Tel Mark Sales earnout was made during 2005. During 2005, based upon results of operations, we accrued an additional $3,400 in goodwill for an earn out obligation in connection with our acquisition of Attention. Under the Attention agreement, additional consideration is payable over the two year period between 2006 and 2007, which will range from a minimum of $14,650 to a maximum of $19,750, based on Attention satisfying certain earnings objectives during 2006. At December 31, 2005, $8,900 was accrued in accrued expenses and $5,750 in other long term liabilities.

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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

Worldwide’s historical cash flow, Worldwide’s executive experience (not tied to non-competition agreements) and the value of the workforce in place.

Factors that contributed to the ECI purchase price resulting in goodwill included: synergies with other parts of our business and strengthening our position in managing operator assisted calls.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset:

				Weighted
	As of December 31, 2005			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible Assets	Cost	Amortization	Assets	Period

Customer lists	$146,650	$(43,964)	$102,686	5.8
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(4,988)	9,975	17.0
Trade names	1,751	(1,525)	226	3.1
Other intangible assets	6,261	(2,711)	3,550	6.6

Total	$193,535	$(53,188)	$140,347

				Weighted
	As of December 31, 2004			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible Assets	Cost	Amortization	Assets	Period

Customer lists	$77,181	$(22,243)	$54,938	6.4
Trade names	29,243	—	29,243	Indefinite
Patents	14,753	(4,050)	10,703	17.0
Trade names	1,511	(1,468)	43	2.8
Other intangible assets	5,705	(1,604)	4,101	5.4

Total	$128,393	$(29,365)	$99,028

Amortization expense for finite lived intangible assets was $23,823, $14,630 and $9,865 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for the next five years is as follows:

2006	$28,661
2007	$28,634
2008	$21,868
2009	$18,341
2010	$8,615

The amount of other finite-lived intangible assets recognized in the Sprint Conferencing acquisition is currently estimated to be $67,926 and is comprised of customer lists. These finite lived intangible assets are being amortized over five years based on the estimated lives of the intangible assets. Amortization expense for the Sprint Conferencing finite lived intangible assets was $7,925 for the seven months ended December 31, 2005.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

The amount of other finite-lived intangible assets recognized in the Worldwide acquisition is $15,640 and is comprised of $13,300 for customer lists, $1,500 for covenants not to compete, $640 for an attorney network relationship and $200 for forward flow backlog arrangements. These finite lived intangible assets are being amortized over ten months to ten years based on the estimated lives of the intangible assets. Amortization expense for the Worldwide finite lived intangible assets was $2,296 and $914 for 2005 and 2004, respectively.

The amount of other finite and indefinite lived intangible assets recognized in the ECI acquisition are currently estimated to be $6,837 and is comprised of $6,597 for customer lists, and $240 for a trade name. The customer lists and trade name are being amortized over five years. Amortization expense for the ECI finite lived intangible assets was $1,230 and $251 for 2005 and 2004, respectively.

The intangible asset trade names for two acquisition in 2003, InterCall and ConferenceCall.com, were determined to have an indefinite life based on management’s current intentions. We periodically review the underlying factors relative to these intangible assets. If factors were to change, which would indicate the need to assign a definite life to these assets, we will do so and commence amortization.

Below is a summary of other intangible assets, at acquired cost, by reporting segment as of December 31, 2005 and 2004:

	Communication	Conferencing	Receivables
	Services	Services	Management	Corporate	Combined

As of December 31, 2005
Customer lists	$5,677	$118,663	$22,310	$—	$146,650
Trade names	831	24,195	635	—	25,661
Patents	14,753	—	—	210	14,963
Other intangible assets	1,996	1,475	2,790	—	6,261

Total	$23,257	$144,333	$25,735	$210	$193,535

As of December 31, 2004
Customer lists	$5,677	$48,494	$23,010	$—	$77,181
Trade names	831	29,288	635	—	30,754
Patents	14,753	—	—	—	14,753
Other intangible assets	1,996	1,159	2,550	—	5,705

Total	$23,257	$78,941	$26,195	$—	$128,393

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

4.	Portfolio Receivables

Changes in purchased receivable portfolios since the acquisition of Worldwide on August 1, 2004 through December 31, 2005, were as follows:

Amounts acquired through Worldwide acquisition on August 1, 2004	$74,573
Cash purchases	4,350
Non recourse borrowing purchases	25,209
Recoveries	(50,984)
Proceeds from portfolio sales, net of putbacks	(5,332)
Revenue recognized	36,603
Purchase putbacks	(876)

Balance at December 31, 2004	83,543
Less: current portion	26,646

Portfolio receivables, net of current portion	$56,897

Balance at January 1, 2005	$83,543
Cash purchases	11,403
Non recourse borrowing purchases	66,786
Recoveries	(154,558)
Proceeds from portfolio sales, net of putbacks	(25,292)
Revenue recognized	115,401
Purchase putbacks	(2,833)

Balance at December 31, 2005	94,450
Less: current portion	35,407

Portfolio receivables, net of current portion	$59,043

5.	Property and Equipment

Property and equipment, at cost consisted of the following:

	December 31,
	2005	2004

Land and improvements	$7,404	$7,400
Buildings	60,022	58,947
Telephone and computer equipment	396,696	358,697
Office furniture and equipment	53,057	57,652
Leasehold improvements	68,962	64,501
Construction in progress	14,798	4,876

	$600,939	$552,073

We lease certain land, buildings and equipment under operating leases which expire at varying dates through July 2024. Rent expense on operating leases was $26,319, $21,234 and $17,175 for the years ended December 31, 2005, 2004 and 2003, respectively, exclusive of related-party lease expense. We lease certain office space owned by

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

a partnership whose partners are our majority stockholders. The lease was renewed on December 10, 2003 and expires in 2014. Related party lease expense was $667, $939 and $1,035 for the years ended December 31, 2005, 2004 and 2003, respectively. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

	Non-Related	Related-Party	Total
	Party Operating	Operating	Operating
	Leases	Lease	Leases

Year Ending December 31, 2006	$23,053	$667	$23,720
2007	20,476	667	21,143
2008	16,702	667	17,369
2009	12,582	688	13,270
2010	9,210	731	9,941
2011 and thereafter	15,099	2,680	17,779

Total minimum obligations	$97,122	$6,100	$103,222

We are a party to a synthetic building lease with a lessor. The lessor is not a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 4.54%, 2.80% and 2.42% for 2005, 2004 and 2003, respectively. The aggregate synthetic lease expense for the three years ended December 31, 2005, 2004 and 2003 were $1,385, $1,130 and $973, respectively. Based on our variable-rate obligation at December 31, 2005, each 50 basis point rate increase would increase annual interest expense by approximately $153. We may, at any time, elect to exercise a purchase option of approximately $30,535 for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessor for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At December 31, 2005 and 2004, the fair value of the guaranteed residual value for the building was approximately $804 and $1,149, respectively and is included in other long term assets and other long term liabilities.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

6.	Accrued Expenses

Accrued expenses consisted of the following as of:

	December 31,	December 31,
	2005	2004

Accrued wages	$46,848	$40,789
Accrued phone	23,061	9,734
Accrued employee benefit costs	9,907	6,640
Acquisition earnout commitments	8,900	8,919
Accrued other taxes (non-income related)	8,849	6,132
Deferred revenue	5,930	3,917
Customer deposits	3,481	3,359
Other current liabilities	25,206	14,946

	$132,182	$94,436

7.	Portfolio Notes Payable

Our portfolio notes payable consisted of the following as of:

	December 31,
	2005	2004

Non-recourse portfolio notes payable	$40,520	$28,498
Less current maturities	27,275	20,144

Portfolio notes payable	$13,245	$8,354

As of September 30, 2004, through a majority — owned subsidiary, Worldwide Asset Purchasing, LLC (“WAP”), we amended WAP’s revolving financing facility with a third party specialty lender, CFSC Capital Corp. XXXIV. The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we can borrow from CFSC Capital Corp. XXXIV 80% to 85% of the purchase price of each portfolio purchase made and we will fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all portfolio receivables within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20,000. Payments are due monthly over two years from the date of origination.

8.	Long-Term Obligations and Credit Arrangements

We maintain a bank revolving credit facility of $400,000 which matures November 15, 2009. The facility bears interest at a variable rate over a selected LIBOR based on our leverage. At December 31, 2005, $220,000 was outstanding on the revolving credit facility. We began 2005 with $230,000 outstanding on the revolving credit facility. The highest balance outstanding on the credit facility during 2005 was $365,000 compared to $230,000 in 2004. The average daily outstanding balance of the revolving credit facility during 2005 was $257,948 compared to $57,822 in 2004. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the year ended December 31, 2005 and 2004 was 4.53% and 3.42%, respectively. The commitment fee on the unused revolving credit facility at December 31, 2005 and 2004, was 0.175%. The amended and restated facility bears interest at a minimum of 75 basis points over the selected LIBOR and a maximum of 125 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

leverage ratio of funded debt to adjusted earnings before interest, stock-based compensation, minority interest up to $15,000 a year, taxes, depreciation and amortization (“adjusted EBITDA”) which may not exceed 2.5 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2005.

9.	Income Taxes

Components of income tax expense were as follows:

	Year Ended December 31,
	2005	2004	2003

Current income tax expense:
Federal	$77,977	$51,486	$49,868
State	5,198	2,819	2,337
Foreign	7,206	5,280	2,066

	90,381	59,585	54,271

Deferred income tax expense (benefit):
Federal	(2,424)	5,895	(2,326)
State	(221)	282	(166)

	(2,645)	6,177	(2,492)

	$87,736	$65,762	$51,779

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State income tax effect	1.4%	1.0%	1.1%
Other	0.5%	0.8%	0.9%

	36.9%	36.8%	37.0%

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2005	2004

Deferred tax assets:
Allowance for doubtful accounts	$3,784	$3,217
Benefit plans	2,674	1,643
Accrued expenses	2,048	1,419

Total deferred tax assets	8,506	6,279

Deferred tax liabilities:
Depreciation and amortization	$35,846	$38,775
Purchased Portfolios	6,995	3,458
Prepaid expenses	2,432	3,048
International earnings	1,776	—
Foreign currency translation	(738)	213

Total deferred tax liabilities	46,311	45,494

Net deferred tax liability	$37,805	$39,215

Deferred tax assets/liabilities included in the balance sheet as of:

	Year Ended December 31,
	2005	2004

Other current assets	$2,368	$3,518
Long term deferred income tax liability	40,173	42,733

Net deferred income taxes	$37,805	$39,215

In 2005, 2004, and 2003, income tax benefits attributable to employee stock option transactions of $8,363, $6,221 and $4,244, respectively were allocated to shareholders’ equity.

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

In addition to the synthetic lease agreement discussed in Note 5, we maintain, through our wholly owned subsidiary West Asset Management, Inc., a $20,000 revolving financing facility (Sallie Mae Facility) with a third-party specialty lender and capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets are purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”). As of December 31, 2005 we have remaining commitments to purchase receivable portfolios as follows: $5,300 of cumulative purchases by July 31, 2006 and an

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

additional $35,000 of receivable portfolio purchases by July 31, 2007. Pursuant to this credit facility, we are required to fund a minimum of 20% ($8,100 at December 31, 2005) of the purchases and the third party lender will finance the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the three year period to four years. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lender’s actual cost of funds. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated QSPE.

We will perform collection services on the receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE, after repayment of all servicing fees, loan expense and return of capital. At December 31, 2005 and December 31, 2004, the SPE had a note receivable from the QSPE for $2,300 and $300, respectively. Also, at December 31, 2005, $7,200 of the $20,000 revolving financing facility had been utilized.

11.	Employee Benefits and Incentive Plans

We have a multiple employer 401(k) plan, which covers substantially all employees twenty-one years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were $3,155, $2,484 and $2,741 for the years ended December 31, 2005, 2004 and 2003, respectively. The 401(k) plans of Tel Mark Sales, Inc., Attention, LLC and InterCall, Inc. were merged into our 401(k) plan in 2003.

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, limited to the same maximums and vesting terms as those of the 401(k) plan. Our total contributions under the plan were $883, $644 and $599 for the years ended December 31, 2005, 2004 and 2003, respectively. Assets under the Trust at December 31, 2005 and 2004 were $8,507 and $6,533, respectively.

Effective January 2003, we established our Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or notionally in our Common Stock (“Common Shares”). We match 50% of any amounts notionally invested in Common Shares, where matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the employee has initiated participation in the matching feature of the Deferred Compensation Plan. The Deferred Compensation Plan and any earnings thereon shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and general creditors. Our total contributions under the plan were $973, $655 and $478 for the years ended December 31, 2005, 2004 and 2003, respectively. Assets under the Deferred Compensation Plan at December 31, 2005 and 2004 were $12,738 and $6,744, respectively.

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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

2006. However, the administration of the Plan shall continue in effect until all matters relating to the payment of options previously granted have been settled.

The following table presents the activity of the stock options for each of the fiscal years ended December 31, 2005, 2004 and 2003 and the stock options outstanding at the end of the respective fiscal years:

	Stock Option	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2003	4,380,456	$12.7981
Granted	2,797,973	19.9348
Canceled	(119,331)	15.7876
Exercised	(830,116)	9.9879

Outstanding at December 31, 2003	6,228,982	16.3210
Granted	1,764,001	25.6800
Canceled	(135,141)	22.7600
Exercised	(1,085,984)	13.4200

Outstanding at December 31, 2004	6,771,858	19.1000
Granted	873,789	35.3300
Canceled	(217,159)	26.7700
Exercised	(1,157,323)	18.8700

Outstanding at December 31, 2005	6,271,165	$21.2200

Shares available for future grants at December 31, 2005	290,778

The following table summarizes information about our employee stock options outstanding at December 31, 2005:

		Weighted
		Average	Weighted		Weighted
	Stock Option	Remaining	Average		Average
	Shares	Contractual	Exercise	Stock Option	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price

$8.00 - $11.4135	1,562,035	2.97	$9.71	1,562,035	$9.71
$11.4136 - $15.218	87,805	7.02	$14.10	51,298	$14.07
$15.2181 - $19.0225	1,276,967	7.16	$17.84	438,720	$18.22
$19.0226 - $22.827	139,232	5.82	$21.19	124,677	$21.08
$22.828 - $26.6315	1,623,298	7.93	$24.83	440,050	$24.79
$26.6316 - $30.436	727,419	8.01	$28.31	257,255	$27.90
$30.4361 - $34.2405	476,284	8.83	$33.27	31,191	$31.62
$34.2406 - $38.045	378,125	9.61	$37.57	—	$0.00

$8.00 - $38.045	6,271,165	6.66	$21.22	2,905,226	$15.69

We maintain an Employees Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings. Each employee participating in any offering is granted an option to purchase as many full Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from us during the annual offering period or 1,000 Common Shares.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($38.045 at July 1, 2005). On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering, the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Stock Purchase Plan. 56,669 shares were issued under the plan in 2005. After this distribution the maximum number of Common Shares available for sale under the Stock Purchase Plan was 1,880,693 Common Shares.

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

Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. On February 14, 2005, WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West Corporation’s and WTC’s favor on May 5, 2005. The plaintiff has appealed the judgment and the order denying intervention. The matter is now before the Fourth Appellate District Court of Appeals.

The plaintiff in the litigation described above had previously filed a complaint in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California described above. Plaintiff has contended in her pleadings in the state action that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Court of Appeals. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February  6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. It is uncertain when the motion for class certification and the motions for judgment on the pleadings and for summary judgment will be ruled on. A jury trial has been scheduled for April 26, 2006, but it is uncertain whether the case will be tried on that date. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

13.	Business Segments

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

Communication Services is dedicated agent, shared agent, automated and business-to-business services. Conferencing Services is composed of audio, web and video conferencing services. Receivables Management is composed of debt purchasing collections, contingent/third party collections, government collections, first-party collections and commercial collections. The following year-to-date results for 2005 and 2004 include Sprint’s

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

conferencing related assets, Worldwide and ECI from their respective acquisition dates: June 3, 2005, August 1, 2004 and December 1, 2004, respectively.

	For the Year Ended December 31,
	2005	2004	2003

Revenue:
Communication Services	$873,975	$817,718	$794,043
Conferencing Services	438,613	302,469	160,796
Receivables Management	216,191	99,411	34,134
Intersegment eliminations	(4,856)	(2,215)	(632)

Total	$1,523,923	$1,217,383	$988,341

Operating Income:
Communication Services	$122,076	$105,638	$109,981
Conferencing Services	105,793	67,264	33,180
Receivables Management	38,808	14,989	(52)

Total	$266,677	$187,891	$143,109

Depreciation and Amortization (Included in Operating Income):
Communication Services	$59,805	$64,426	$65,210
Conferencing Services	42,171	29,593	18,576
Receivables Management	8,901	6,166	2,680

Total	$110,877	$100,185	$86,466

Capital Expenditures:
Communication Services	$43,881	$41,871	$31,007
Conferencing Services	17,640	13,440	5,710
Receivables Management	8,274	2,396	1,157
Corporate	7,060	2,179	8,378

Total	$76,855	$59,886	$46,252

	As of	As of	As of
	December 31,	December 31,	December 31,
	2005	2004	2003

Assets:
Communication Services	$360,150	$370,527	$380,821
Conferencing Services	749,168	549,540	501,826
Receivables Management	301,155	271,977	69,903
Corporate	88,189	79,162	63,313

Total	$1,498,662	$1,271,206	$1,015,863

Revenues and assets outside the United States are less than 10% of consolidated revenues and assets.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

For 2005, 2004 and 2003, our largest 100 clients represented 63%, 69% and 77% of total revenue. For 2005 and 2004, we had one customer, Cingular Wireless LLC (“Cingular”), which accounted for 12% and 9% of our total revenue, respectively. We had one customer, AT&T, who accounted for 5% of total revenue for 2005 and 9% and 15% of total revenue for 2004 and 2003, respectively

14.	Concentration of Credit Risk

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2005, three customers accounted for $34,582 or 15.9% of gross accounts receivable, compared to $38,792, or 18.9% of gross receivables at December 31, 2004. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. As of February 10, 2006, $30,841 of the $34,582 of the December 31, 2005 gross accounts receivable, noted above had been collected.

15.	Supplemental Cash Flow Information

The following table summarizes supplemental information about our cash flows for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,595	$8,680	$4,744
Cash paid during the period for income taxes	$71,836	$48,778	$42,749
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Future obligation related to acquisitions	$3,400	$3,669	$2,170
Acquisition of minority interest in subsidiary	$—	$—	$3,129
Restricted stock issued in the purchase of minority interest in a subsidiary	$—	$—	$2,418
Conversion of note payable to an equity interest in a majority owned subsidiary	$10,291	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of restricted stock	$—	$1,000	$—
Issuance of stock from treasury reserves	$2,697	$—	$—

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

16.	Quarterly Results of Operations (Unaudited)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2005 and 2004.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenue	$359,557	$369,788	$389,814	$404,764
Cost of services	165,937	165,297	174,239	181,908

Gross Profit	193,620	204,491	215,575	222,856

Net income	$33,540	$37,458	$37,825	$41,526

Earnings per common share:
Basic	$0.49	$0.55	$0.55	$0.60
Diluted	$0.47	$0.53	$0.53	$0.58

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenue	$289,368	$283,684	$307,613	$336,718
Cost of services	125,934	123,550	137,858	154,637

Gross Profit	163,434	160,134	169,755	182,081

Net income	$27,427	$26,755	$28,511	$30,478

Earnings per common share:
Basic	$0.41	$0.40	$0.42	$0.45
Diluted	$0.40	$0.39	$0.41	$0.43

17.	Subsequent Events

Subsequent to December 31, 2005, we announced that we had entered into definitive agreements to acquire two publicly traded companies, Intrado Inc. and Raindance Communications Inc. Both acquisitions are subject to customary closing conditions and regulatory approvals and are expected to close in the second quarter of 2006. The total purchase price of these two acquisitions, before transaction costs and net of option proceeds and cash on hand will be approximately $575,000. We will fund these acquisitions with cash on hand, our existing bank credit facility and additional debt.

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2005

		Reserves	Additions —
	Balance	Obtained	Charged to	Deductions —
	Beginning	with	Cost and	Amounts	Balance
Description	of Year	Acquisitions	Expenses	Charged-Off	End of Year
	(Amounts in thousands)

December 31, 2005 — Allowance for doubtful accounts — Accounts and notes receivable	$10,022	$—	$2,803	$2,336	$10,489

December 31, 2004 — Allowance for doubtful accounts — Accounts and notes receivable	$11,208	$1,107	$5,706	$7,999	$10,022

December 31, 2003 — Allowance for doubtful accounts — Accounts and notes receivable	$6,139	$2,007	$9,979	$6,917	$11,208

The year end balance in the allowance for doubtful accounts — accounts and notes receivable (current) for the years ended 2005, 2004 and 2003 was $10,489, $10,022 and $9,131 respectively. The year end balance in the allowance for doubtful accounts — long-term notes receivable for the years ended 2005, 2004 and 2003 was $0, $0 and $2,077, respectively.

S-1

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Sequential
Exhibit		Page
Number	Description	Number

2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)	*
2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)	*
2.03	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC; BuyDebtCo LLC; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 9, 2004)	*
2.04	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 9, 2004)	*
2.05	Asset Purchase Agreement, dated as of May 9, 2005, among InterCall, Inc., Sprint Communications Company L.P. and Sprint Corporation, solely with respect to certain sections thereof (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 9, 2005)	*
2.06	Agreement and Plan of Merger, dated January 29, 2006, by and among West Corporation, West International Corp. and Intrado Inc.	**
2.07	Agreement and Plan to Merger, dated February 6, 2006, by and among Raindance Communications, Inc, West Corporation and Rockies Acquisition Corporation	**
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.II to Form 8-K dated December 29, 2000)	*
3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.01 to Form 8-K dated February 16, 2005)	*
10.01	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.01 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)	*
10.02	Amended and Restated West Corporation 1996 Stock Incentive Plan (incorporated by reference to Annex 2 to Schedule 14A filed May 10, 2005)(1)	*
10.03	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.03 to Form 10-K filed February 25, 2005)(1)	*
10.04	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended February 11, 2005 (incorporated by reference to Exhibit 10.04 to Form 10-K filed February 25, 2005)(1)	*
10.05	Stock Redemption Agreement, dated April 9, 1996, by and among Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.11 to Registration Statement under Form S-1 (Amendment No. 1) dated November 12, 1996, File No. 333-13991)(1)	*
10.06	Assignment and Assumption Agreement, dated as of November 12, 1996, by and among Gary L. West, Mary E. West and West TeleServices Corporation (Exhibit 10.12 to Registration Statement under Form S-1 (Amendment No. 2) dated November 21, 1996, File No. 333-13991)	*
10.07	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003	**

Sequential
Exhibit		Page
Number	Description	Number

10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.08 to Form 10-K filed February 25, 2005)(1)	*
10.09	Employees Stock Purchase Plan (incorporated by reference to Annex A to Schedule 14A filed April 10, 2003)(1)	*
10.10	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-K filed February 25, 2005)(1)	*
10.11	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.11 to Form 10-K filed February 25, 2005)(1)	*
10.12	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.12 to Form 10-K filed February 25, 2005)(1)	*
10.13	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended February 11, 2005 (incorporated by reference to Exhibit 10.13 to Form 10-K filed February 25, 2005)(1)	*
10.14	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended February 11, 2005 (incorporated by reference to Exhibit 10.14 to Form 10-K filed February 25, 2005)(1)	*
10.15	Employment Agreement between the Company and Michael E. Mazour, dated January 9, 2004 as amended February 11, 2005 (incorporated by reference to Exhibit 10.15 to Form 10-K filed February 25, 2005)(1)	*
10.16	Executive Restricted Stock Agreement by and between the Company and Paul M. Mendlik dated September 12, 2002 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 4, 2002)(1)	*
10.17	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Annex B to Schedule 14A filed April 10, 2003)(1)	*
10.18	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended February 11, 2005 (incorporated by reference to Exhibit 10.18 to Form 10-K filed February 25, 2005) (1)	*
10.19	Amended and Restated Credit Agreement, dated November 15, 2004, among the Company and Wachovia Bank, National Association as Administrative Agent and the banks named therein. (incorporated by reference to Exhibit 10.19 to Form 10-K filed February 25, 2005)	*
10.20	Employment Agreement between the Company and Jim Richards, dated May 7, 2003, as amended February 11, 2005 (incorporated by reference to Exhibit 10.20 to Form 10-K filed February 25, 2005)(1)	*
10.21	Participation Agreement, dated May 9, 2003, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 8, 2004)	*
10.22	First amendment to the Participation Agreement, dated October 31, 2003, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 8, 2004)	*
10.23	Second amendment to the Participation Agreement, dated January 22, 2004, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 8, 2004)	*

Sequential
Exhibit		Page
Number	Description	Number

10.24	Third amendment to the Participation Agreement, dated August 9, 2004, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein. (incorporated by reference to Exhibit 10.24 to Form 10-K filed February 25, 2005)	*
10.25	Fourth amendment to the Participation Agreement, dated November 15, 2004, among West Facilities Corporation, the Company, Wachovia Development Corporation and Wachovia Bank, National Association as Agent for the Financing Parties and Secured Parties and the banks named therein. (incorporated by reference to Exhibit 10.25 to Form 10-K filed February 25, 2005)	*
21.01	Subsidiaries	**
23.01	Consent of Deloitte & Touche LLP	**
31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Indicates that the page number for such item is not applicable.

**	Filed herewith

(1)	Indicates management contract or compensation plan or arrangement.