Form 10-Q
period 2006-03-31
WEST CORP
filed 2006-05-04
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Large accelerated filer ✓          Accelerated filer                Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes               No ✓
At April 21, 2006, 70,482,327 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

INDEX

Page No.

PART I.FINANCIAL INFORMATION	3
Item 1.Financial Statements
Condensed Consolidated Statements of Income — Three Months Ended March 31, 2006 and 2005 (unaudited)	4
Condensed Consolidated Balance Sheets — March 31, 2006 (unaudited) and December 31, 2005	5
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2006 and 2005 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.Controls and Procedures	30

PART II.OTHER INFORMATION	32
Item 1.Legal Proceedings	33
Item 1A.Risk Factors	33
Item 6.Exhibits	34
SIGNATURES	36
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
West Corporation and subsidiaries
Omaha, Nebraska
We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Omaha, Nebraska
May 2, 2006

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005

REVENUE	$424,738	$359,557
COST OF SERVICES	197,291	165,937
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	156,058	134,541

OPERATING INCOME	71,389	59,079

OTHER INCOME (EXPENSE):
Interest income	339	315
Interest expense	(4,221)	(2,830)
Other, net	217	153

Other income (expense)	(3,665)	(2,362)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	67,724	56,717

INCOME TAX EXPENSE	24,084	19,480

INCOME BEFORE MINORITY INTEREST	43,640	37,237

MINORITY INTEREST IN NET INCOME	2,576	3,697

NET INCOME	$41,064	$33,540

EARNINGS PER COMMON SHARE:
Basic	$0.59	$0.49

Diluted	$0.57	$0.47

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	70,017	68,414
Dilutive impact of potential common shares from stock options	2,403	2,391

Diluted common shares	72,420	70,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	March 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,297	$30,835
Trust cash	7,716	3,727
Accounts receivable, net of allowance of $9,844 and $10,489	248,756	217,806
Portfolio receivables, current portion	36,280	35,407
Other current assets	33,611	28,567

Total current assets	351,660	316,342
PROPERTY AND EQUIPMENT:
Property and equipment	622,302	600,939
Accumulated depreciation and amortization	(386,338)	(366,068)

Total property and equipment, net	235,964	234,871
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	60,443	59,043
GOODWILL	717,627	717,624
INTANGIBLE ASSETS, net of accumulated amortization of $60,350 and $53,188	133,209	140,347
OTHER ASSETS	34,392	30,435

TOTAL ASSETS	$1,533,295	$1,498,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,656	$37,370
Accrued expenses	121,171	132,182
Current maturities of portfolio notes payable	31,210	27,275
Income tax payable	24,357	9,468

Total current liabilities	243,394	206,295
PORTFOLIO NOTES PAYABLE, less current maturities	14,758	13,245
LONG TERM OBLIGATIONS, less current maturities	161,000	220,000
DEFERRED INCOME TAXES	35,795	40,173
OTHER LONG TERM LIABILITIES	36,126	31,772
MINORITY INTEREST	10,551	15,309
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 200,000 shares authorized, 70,315 shares issued and outstanding and 69,718 shares issued and outstanding	703	697
Additional paid-in capital	290,893	271,811
Retained earnings	740,829	699,765
Accumulated other comprehensive loss	(754)	(405)
Unearned restricted stock (79 shares)	—	(1,130)

Total stockholders’ equity	1,031,671	971,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,533,295	$1,498,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,064	$33,540
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	20,756	20,834
Amortization	7,686	5,172
Deferred income tax benefit	(3,634)	(10)
Minority interest in earnings, net of distributions of $5,327 and $1,598	(2,561)	2,099
Provision for share based compensation	3,624	149
Other	35	54
Changes in operating assets and liabilities
Accounts and notes receivable	(30,950)	3,297
Other assets	(7,153)	(7,019)
Accounts payable	29,286	(8,018)
Accrued expenses, other liabilities and income tax payable	5,427	9,419

Net cash flows from operating activities	63,580	59,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,959)	(16,331)
Purchases of portfolio receivables, net	(19,901)	(18,267)
Collections applied to principal of portfolio receivable	17,628	16,252
Trust cash	(3,989)	(2,040)
Issuance of notes receivable	(1,400)	(3,450)
Other	13	(123)

Net cash flows from investing activities	(29,608)	(23,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of portfolio notes payable	16,916	16,014
Payments of portfolio notes payable	(11,468)	(13,741)
Net change in revolving credit facility	(59,000)	(40,000)
Proceeds from stock options exercised	9,813	1,081
Excess tax benefits from stock options exercised	5,473	—
Debt issuance costs	(1,292)	—

Net cash flows from financing activities	(39,558)	(36,646)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	48	125
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,538)	(963)
CASH AND CASH EQUIVALENTS, Beginning of period	30,835	21,939

CASH AND CASH EQUIVALENTS, End of period	$25,297	$20,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,739	$2,721

Cash paid during the period for income taxes	$8,169	$1,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
     Our Communication Services segment provides our clients with a broad portfolio of voice services through the following offerings: dedicated agent, shared agent, business services and automated services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, India, Jamaica and the Philippines. Our home agent services are performed by agents throughout the United States.
     Our Conferencing Services segment provides our clients with an integrated, global suite of audio, web and video conferencing options. This segment offers four primary services: reservationless, operator-assisted, web and video conferencing. Our Conferencing Services segment operates out of facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, New Zealand, China and India.
     Our Receivables Management segment assists our clients in collecting and managing their receivables. This segment offers debt purchasing collections, contingent/third-party collections, government collections, first-party collections and commercial collections. Our Receivables Management segment operates out of facilities in the United States, Jamaica and Mexico.
     The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2006 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

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
     Revenue recognition – The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients or on a success rate or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call.
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
     The agreements to purchase receivables typically include customary representations and warranties from the sellers covering account status, which permit us to return non-conforming accounts to the seller. Purchases are pooled based on similar risk characteristics and the time period when the pools are purchased, typically quarterly. The receivables portfolios are purchased at a substantial discount from their face amounts and are initially recorded at our cost to acquire the portfolio. Returns are applied against the carrying value of the receivables pool.
     Minority Interest – Effective September 30, 2004, one of our portfolio receivable lenders, CFSC Capital Corp. XXXIV, exchanged its rights to share profits in certain portfolio receivables under its revolving facility with us for a 30% minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC (“WAP”). Effective January 1, 2006 and in connection with the renegotiation of the revolving financing facility this minority interest in WAP was reduced to 25%.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Cash and Cash Equivalents — We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.
     Trust Cash — Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients.
     Stock Based Compensation – We maintain a Stock Incentive Plan (the “Plan”), which authorizes the grant to our employees, consultants and non-employee directors of options to purchase Common Shares, as well as other incentive awards based on the Common Shares. Awards covering a maximum of 12,499,500 Common Shares may be granted under the Plan. The expiration date of the Plan, after which no awards may be granted, is September 24, 2006. However, the administration of the Plan shall continue in effect until all matters relating to the payment of options previously granted have been settled. Options granted under this Plan to employees have a ten-year contractual term and vest over four years of continuous service on a graded schedule. Options granted to outside directors vest over three years.
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
     On January 1, 2006 we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). Prior to January 1, 2006, we accounted for the stock based compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated and there is no cumulative effect upon adoption of SFAS 123R.
     As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes for the three months ended March 31, 2006, is $3.5 million lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.62 and $0.60, respectively, had we not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $.0.59 and $0.57, respectively. We recognize the cost of all share-based awards on a straight-line basis over the vesting period of the award net of estimated forfeitures. Total stock compensation expense recognized during the three months ended March 31, 2006 was $3.6 million. Prior to the adoption of SFAS  123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006 we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits for the three months ended March 31, 2006 were $5.5 million.
     We have estimated the fair value of option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our Common Stock. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005

Risk-free interest rate	4.37%	3.35%
Dividend yield	0.0%	0.0%
Expected volatility	25.0%	25.2%
Expected life (years)	3.9	5.2
     The weighted average fair value per share of options granted in the three months ended March 31, 2006 and 2005 was $11.17 and $9.95, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $15.6 million and $1.2 million, respectively.
     The following table details the effect on net income and earnings per share had compensation expense for the Stock Based Awards been recorded in the first quarter of 2005 based on the fair value method under SFAS 123R.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Income (in thousands):
As reported	$33,540
Deduct: Total stock based compensation expense determined under the fair value method under SFAS 123R, net of related tax benefits	3,187

Pro forma	$30,353

Earnings per common share:
Basic as reported	$0.49
Diluted as reported	$0.47
Pro forma basic	$0.44
Pro forma diluted	$0.43
The components of stock based compensation expense in thousands are presented below:

	Three months ended March 31,
	2006	2005

Stock options	$3,495	$—
Restricted stock	101	149
Employee stock purchase plan	28	—

	$3,624	$149

     The net income effect of stock based compensation expense for the three months ended March 31, 2006 and 2005 was $2.3 million and $0.1 million, respectively.
     Unearned restricted stock grants totaled 69,010 and 79,389 shares at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, 49,084 of the 69,010 restricted shares related to compensation agreements with two senior executive officers. These shares carry voting rights; however, sale or transfer of the shares is restricted until the shares vest. Prior to the adoption of SFAS 123R, we presented unearned restricted stock grants in the stockholders’ equity section of the balance sheet. Beginning on January 1, 2006 we changed our balance sheet presentation in accordance with SFAS 123R which requires unearned restricted stock grants be included in additional paid-in capital. At March 31, 2006 and December 31, 2005, the fair value of these restricted shares were $1.0 million and $1.1 million, respectively.
     The unearned restricted stock vests through July 2008 and will be recognized as compensation expense over that time period. During the three months ended March 31, 2006 and 2005, $0.1 million was recognized as compensation expense in both periods.
     We have estimated the fair value of the Stock Purchase Plan awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table.

Risk-free interest rate	3.45%
Dividend yield	0.0%
Expected volatility	24.0%
Expected life (years)	0.625
     The weighted average fair value per share of the Company’s Stock Purchase plan was $3.27 for each award.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     A summary of nonvested shares as of March 31, 2006 is presented below:

		Weighted-Average
	Options	Exercise Price

Nonvested at January 1, 2006	3,365,939	$25.97
Granted	203,875	41.84
Vested	(379,937)	21.35
Canceled	(54,745)	31.26

Nonvested at March 31, 2006	3,135,132	$27.47

     At March 31, 2006 there was $22.1 million of unrecognized compensation cost related to nonvested stock option awards that will be recognized over the weighted-average period of approximately 1.5 years.
2. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the activity in goodwill by reporting segment in thousands for the three months ended March 31, 2006:

	Communication	Conferencing	Receivables
	Services	Services	Management	Consolidated

Balance at December 31, 2005	$88,632	$498,220	$130,772	$717,624
Purchase price allocation adjustments	—	3	—	3

Balance at March 31, 2006	$88,632	$498,223	$130,772	$717,627

     On June 3, 2005, we acquired the conferencing-related assets of Sprint Corporation (“Sprint”) for a purchase price of $207 million in cash plus related acquisition costs (the “Acquisition”). We funded the acquisition with a combination of cash on hand and borrowings under our existing bank credit facility. Assuming the acquisition occurred as of the beginning of the period presented, our unaudited proforma results of operations for the three months ended March 31, 2005 would have been:

Amounts in thousands
except per
share amounts

Revenue	$386,071
Net Income	$34,820
Earnings per common share-basic	$0.51
Earnings per common share-diluted	$0.49
     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.
     We allocated the excess of the Sprint conferencing asset purchase cost over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of obtaining a third-party appraisal. The process of obtaining a third-party appraisal involves numerous time

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
consuming steps for information gathering, verification and review. We expect to finalize the Sprint appraisal in the second quarter of 2006. Goodwill recognized in this transaction is currently estimated at $127.2 million and is deductible for tax purposes.
Other intangible assets
     Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset in thousands:

	As of March 31, 2006			Weighted
				Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period

Customer lists	$146,649	$(50,665)	$95,984	5.8
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(5,209)	9,754	17.0
Trade names	1,751	(1,538)	213	3.1
Other intangible assets	6,286	(2,938)	3,348	6.6

Total	$193,559	$(60,350)	$133,209

	As of December 31, 2005			Weighted
				Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period

Customer lists	$146,650	$(43,964)	$102,686	5.8
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(4,988)	9,975	17.0
Trade names	1,751	(1,525)	226	3.1
Other intangible assets	6,261	(2,711)	3,550	6.6

Total	$193,535	$(53,188)	$140,347

     Amortization expense for finite lived intangible assets was $7.2 million and $4.1 million for the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2006 and the next five years is as follows:

2006	$28.7 million
2007	$28.6 million
2008	$21.9 million
2009	$18.3 million
2010	$ 8.6 million
2011	$ 2.9 million

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. PORTFOLIO RECEIVABLES
     Changes in purchased receivable portfolios for the three and twelve months ended March 31, 2006 and December 31, 2005, respectively, in thousands were as follows:

Balance at January 1, 2005	$83,543
Cash purchases	11,403
Non recourse borrowing purchases	66,786
Recoveries	(154,558)
Proceeds from portfolio sales, net of putbacks	(25,292)
Revenue recognized	115,401
Purchase putbacks	(2,833)

Balance at December 31, 2005	$94,450
Less: current portion	(35,407)

Portfolio receivables, net of current portion	$59,043

Balance at January 1, 2006	$94,450
Cash purchases	2,985
Non recourse borrowing purchases	16,916
Recoveries	(43,908)
Proceeds from portfolio sales, net of putbacks	(6,571)
Revenue recognized	33,367
Purchase putbacks	(516)

Balance at March 31, 2006	$96,723
Less: current portion	(36,280)

Portfolio receivables, net of current portion	$60,443

4. ACCRUED EXPENSES
     Accrued expenses in thousands consisted of the following as of:

	March 31,	December 31,
	2006	2005

Accrued wages	$28,886	$46,848
Accrued phone	28,049	23,061
Accrued employee benefit costs	10,689	9,907
Acquisition earnout commitments	8,900	8,900
Accrued other taxes (non-income related)	9,954	8,849
Deferred revenue	6,286	5,930
Customer deposits	3,127	3,481
Other current liabilities	25,280	25,206

Total accrued expenses	$121,171	$132,182

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. LONG TERM OBLIGATIONS
     On March 30, 2006, we amended and restated our bank credit facility. This amendment and restatement increased the borrowing capacity of the revolving credit facility from $400.0 million to $800.0 million. The maturity date of the new credit facility is March 30, 2011. The facility bears interest at a variable rate over a selected LIBOR based on our leverage ratio. At March 31, 2006, $161.0 million was outstanding on the revolving credit facility. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended March 31, 2006 was 5.70%. The commitment fee on the unused revolving credit facility at March 31, 2006, was 0.08%. The amended and restated facility bears interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, share based compensation, depreciation and amortization (“adjusted EBITDA”) which may not exceed 3.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at March 31, 2006.
     Subsequent to March 31, 2006 we completed our previously announced acquisitions of all of the outstanding shares of Intrado Inc. (“Intrado”) and Raindance Communications, Inc. (“Raindance”). The purchase price and estimated transaction costs are approximately $490 million in cash for the Intrado acquisition and approximately $160 million in cash for the Raindance acquisition We funded the acquisitions with a combination of cash on hand, and borrowings under our bank credit facility which increased the outstanding balance on the bank credit facility to $760.0 million on April 6, 2006.
6. EARNINGS PER SHARE
     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At March 31, 2006 and 2005, there were no options outstanding with exercise prices exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.
7. STOCK BASED COMPENSATION
     The following table presents the activity of the stock options for the three months ended March 31, 2006 and 2005, respectively:

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Stock Option	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2004	6,771,858	$19.10
Granted	279,539	33.49
Canceled	(8,437)	25.43
Exercised	(67,841)	15.94

Outstanding at March 31, 2005	6,975,119	$19.70

Options available for future grants at March 31, 2005	676,306

Outstanding at December 31, 2005	6,271,165	$21.22
Granted	203,875	41.84
Canceled	(54,745)	31.26
Exercised	(597,007)	16.74

Outstanding at March 31, 2006	5,823,288	$22.31

Options available for future grants at March 31, 2006	141,648

     The following table summarizes information about our employee and directors stock options outstanding at March 31, 2006:

		Weighted
		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price

$8.00 - $12.5505	1,329,599	2.7	$9.70	1,329,599	$9.70
$12.5506 - $16.734	440,414	6.8	$16.14	208,080	$16.06
$16.7341 - $20.9175	783,308	7.0	$18.63	341,337	$18.68
$20.9176 - $25.101	1,081,625	7.6	$24.09	391,033	$23.86
$25.1011 - $29.2845	792,950	7.5	$26.46	257,972	$26.51
$29.2846 - $33.468	590,256	8.5	$30.73	103,984	$30.09
$33.4681 - $37.6515	436,261	9.1	$35.13	56,151	$33.49
$37.6516 - $41.835	368,875	9.5	$40.14	—	$0.00

$8.00 - $41.835	5,823,288	6.6	$22.31	2,688,156	$16.29

8. COMPREHENSIVE INCOME
     Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income.

	Three months ended March 31,
	2006	2005
	Amounts in thousands

Net Income	$41,064	$33,540
Currency translation adjustment	(349)	(94)

Total comprehensive income	$40,715	$33,446

9. BUSINESS SEGMENTS
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

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended March 31,
	2006	2005
	Amounts in thousands

Revenue:
Communication Services	$229,429	$218,446
Conferencing Services	136,864	88,192
Receivables Management	60,156	54,006
Intersegment eliminations	(1,711)	(1,087)

Total	$424,738	$359,557

Operating Income:
Communication Services	$29,125	$30,565
Conferencing Services	31,037	18,147
Receivables Management	11,227	10,367

Total	$71,389	$59,079

Depreciation and Amortization
(Included in Operating Income):
Communication Services	$14,010	$15,659
Conferencing Services	12,273	8,191
Receivables Management	2,159	2,156

Total	$28,442	$26,006

Capital Expenditures:
Communication Services	$7,086	$10,770
Conferencing Services	10,452	2,870
Receivables Management	2,668	1,528
Corporate	1,753	1,163

Total	$21,959	$16,331

	As of March	As of December
	31, 2006	31, 2005
	Amounts in thousands

Assets:
Communication Services	$375,250	$360,150
Conferencing Services	753,256	749,168
Receivables Management	305,969	301,155
Corporate	98,820	88,189

Total	$1,533,295	$1,498,662

     There are no material revenues or assets outside the United States.
     For the three months ended March 31, 2006 and 2005, our largest 100 clients represented 64% of our total revenue. For the three months ended March 31, 2006, we had one customer, Cingular, which accounted for 10% of our total revenue. During the same period in 2005, Cingular accounted for 13% of our total revenue.

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
     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. On February 14, 2005, WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West Corporation’s and WTC’s favor on May 5, 2005. The plaintiff and proposed intervenor have appealed the judgment and the order denying intervention. The matter is now before the Fourth Appellate District Court of Appeals.
     The plaintiff in the litigation described above had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state court certified a class of Ohio residents. West and WTC have filed a notice of appeal from that decision. It is uncertain whether any proceedings will occur in the trial court pending that appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

FORWARD LOOKING STATEMENTS
     This report contains forward-looking statements. These forward-looking statements include estimates regarding:
•	revenue from our purchased portfolio receivables;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of integrating strategic acquisitions;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.
     Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report.
     All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto.
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
Overview for the Three Months Ended March 31, 2006
     The following overview highlights the areas we believe are important in understanding our results of operations for the three months ended March 31, 2006. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
•	Consolidated revenues increased 18.1% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was derived from organic growth and the acquisition of Sprint conferencing assets.

•	Operating income increased 20.8% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was attributable to increases in operating income relating to organic growth and the acquisition of Sprint conferencing assets.

•	We amended and restated our bank facility on March 30, 2006. The Amended and Restated Credit Agreement includes the following features: increases the revolving credit available from $400 million to $800 million; includes an uncommitted add-on facility allowing an additional increase in the revolving credit available from $800 million to $1.2 billion; increased the letter of credit commitment amount from $20 million to $50 million; increased the swingline loan commitment amount from $10 million to $25 million; loosens the required Consolidated Leverage Ratio from “2.5 to 1.0” to “3.0 to 1.0”; reduces the minimum commitment fee from 15 basis points to 8 basis points; reduces the maximum commitment fee from 25 basis points to 17.5 basis points; reduces the maximum interest rate over the alternative base rate from 25 basis points to 0 basis points; reduces the minimum interest rate over LIBOR from 75 basis points to 40 basis points; and reduces the maximum interest rate over LIBOR from 125 basis points to 87.5 basis points.

•	Effective January 1, 2006, the Cargill Facility was renegotiated reducing Cargill’s percentage interest in Worldwide Asset Purchasing, LLC (“WAP”) from approximately 30% to 25% in return for an exclusivity agreement. Under which WAP grants Cargill the sole right to finance certain customer obligations acquired by WAP.

•	Effective January 1, 2006, we adopted Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Total stock compensation expense recognized during the three months ended March 31, 2006 was $3.6 million.
Other Events
     On April 4, 2006, we completed our previously announced acquisition of all of the outstanding shares of Intrado Inc. ( “Intrado”) pursuant to the Agreement and Plan of Merger, dated as of January 29, 2006 (the “Merger Agreement”), by and among West Corporation, West International Corp., a wholly owned subsidiary of West Corporation, and Intrado. The purchase price and estimated transaction costs are approximately $490 million in cash. We funded the acquisition with a combination of cash on hand, a portion of Intrado’s cash on hand and borrowings under our bank credit facility.
     On April 6, 2006, we completed our previously announced acquisition of all of the outstanding shares of Raindance Communications, Inc. (“Raindance”) pursuant to the Agreement and Plan of Merger, dated as of February 6, 2006 (the “Merger Agreement”), by and among West Corporation, Rockies Acquisition Corporation, a wholly owned subsidiary of West Corporation, and Raindance. The purchase price and estimated transaction costs are approximately $160 million in cash. We funded the acquisition with a combination of cash on hand and borrowings under our bank credit facility.

Results of Operations
Comparison of the Three Months Ended March 31, 2006 and 2005
     Revenue: For the three months ended March 31, 2006, revenue increased approximately $65.2 million, or 18.1%, to $424.7 million from $359.6 million for the same period in 2005. The increase in revenue for the three months ended March 31, 2006, included $30.3 million from the acquisition of Sprint conferencing assets. This acquisition closed on June 3, 2005 and is therefore not included in our comparative revenue for the three months ended March 31, 2005. The remaining $34.9 million increase in revenue is from organic growth across all three business segments.
     For the three months ended March 31, 2006 and 2005, our top one-hundred customers represented 64% of total revenue. For the three months ended March 31, 2006 we had one customer, Cingular, which accounted for 10% of our total revenue. During the same period in 2005, Cingular accounted for 13% of our total revenue.
     Revenue by business segment:

	For the three months ended March 31,
		% of Total		% of Total
	2006	Revenue	2005	Revenue	Change	% Change

Revenue in thousands:
Communication Services	$229,429	54.0%	$218,446	60.8%	$10,983	5.0%
Conferencing Services	136,864	32.2%	88,192	24.5%	48,672	55.2%
Receivables Management	60,156	14.2%	54,006	15.0%	6,150	11.4%
Intersegment eliminations	(1,711)	*	(1,087)	*	(624)	57.4%

Total	$424,738	100.0%	$359,557	100.0%	$65,181	18.1%

*	Calculation not meaningful
     Communication Services revenue for the three months ended March 31, 2006 increased approximately $11.0 million, or 5.0%, to $229.4 million from $218.4 million for the three months ended March 31, 2005. The increase in revenue is primarily due to organic growth in our inbound dedicated agent business during the three months ended March 31, 2006 compared to the same period in 2005.
     Conferencing Services revenue for the three months ended March 31, 2006 increased approximately $48.7 million, or 55.2%, to $136.9 million from $88.2 million for the three months ended March 31, 2005. The increase in revenue for the three months ended March 31, 2006 included $30.3 million from the acquisition of Sprint conferencing assets, which we acquired on June 3, 2005 and organic growth.
     Receivables Management revenue for the three months ended March 31, 2006 increased approximately $6.2 million, or 11.4%, to $60.2 million from $54.0 million for the three months ended March 31, 2005. Sales of portfolio receivables during the three months ended March 31, 2006 and 2005 resulted in net revenue of $4.5 million and $2.0 million, respectively.
     Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $31.4 million, or 18.9%, in the three months ended March 31, 2006 to $197.3 million, from $165.9 million for the three months ended March 31, 2005. As a percentage of revenue, cost of services increased to 46.4% for the three months ended March 31, 2005 of 2006 from 46.2% for the comparable period in 2005.
     Cost of Services by business segment:

	For the three months ended March 31,
		% of Total		% of Total
	2006	Revenue	2005	Revenue	Change	% Change

Cost of services in thousands:
Communication Services	$116,246	50.7%	$109,746	50.2%	$6,500	5.9%
Conferencing Services	51,348	37.5%	29,663	33.6%	21,685	73.1%
Receivables Management	31,224	51.9%	27,462	50.9%	3,762	13.7%
Intersegment eliminations	(1,527)	*	(934)	*	(593)	63.5

Total	$197,291	46.4%	$165,937	46.2%	$31,354	18.9%

*	Calculation not meaningful

     Communication Services cost of services increased $6.5 million, or 5.9%, in the three months ended March 31, 2006 to $116.2 million from $109.7 million for the comparable period in 2005. As a percentage of revenue, Communication Services cost of services increased to 50.7% for the first quarter of 2006 from 50.2%, for the comparable period in 2005. This increase is partially attributed to the organic growth in our inbound dedicated agent business, which has a higher cost of services as a percentage of revenues.
     Conferencing Services cost of services for the three months ended March 31, 2006 increased approximately $21.7 million, to $51.3 million from $29.7 million for the comparable period in 2005. As a percentage of revenue, Conferencing Services cost of services increased to 37.5% for the first quarter of 2006 from 33.6%, for the comparable period in 2005. The increase in cost of services for the three months ended March 31, 2006, included $10.8 million from the acquisition of Sprint conferencing assets, which we acquired on June 3, 2005.
     Receivables Management cost of services for the three months ended March 31, 2006 increased approximately $3.8 million, to $31.2 million from $27.5 million for the comparable period in 2005. As a percentage of revenue, Receivables Management cost of services increased to 51.9% for the first quarter of 2006 from 50.9%, for the comparable period in 2005.
     Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by approximately $21.5 million, or 16.0%, to $156.1 million for the three months ended March 31, 2006 from $134.5 million for the comparable period in 2005. As a percentage of revenue, SG&A expenses decreased to 36.7% for the three months ended March 31, 2006 from 37.4% for the comparable period in 2005. This reduction in SG&A as a percentage of sales would have been more pronounced however, on January 1, 2006 we adopted SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Total stock compensation expense recognized during the three months ended March 31, 2006 was $3.6 million compared to $0.1 million for the three months ended March 31, 2005.
     Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
		% of Total		% of Total
	2006	Revenue	2005	Revenue	Change	% Change

Selling, general and administrative expenses in thousands
Communication Services	$84,058	36.6%	$78,135	35.8%	$5,923	7.6%
Conferencing Services	54,479	39.8%	40,383	45.8%	14,096	34.9%
Receivables Management	17,705	29.4%	16,176	30.0%	1,529	9.5%
Intersegment eliminations	(184)	*	(153)	*	(31)	20.3%

Total	$156,058	36.7%	$134,541	37.4%	$21,517	16.0%

*	Calculation not meaningful
     Communication Services SG&A expenses increased approximately $5.9 million, or 7.6%, to $84.1 million for the three months ended March 31, 2006 from $78.1 million for the comparable period in 2005. As a percentage of revenue, Communication Services SG&A expenses increased to 36.6% for the three months ended March 31, 2006 from 35.8% for the comparable period in 2005. The primary reasons for this increase were the adoption of SFAS 123R and costs incurred in starting up the new contact center in Bryan, Texas.
     Conferencing Services SG&A for the three months ended March 31, 2006 increased approximately $14.1 million, or 34.9%, to $54.5 million from $40.4 million for the comparable period in 2005. The increase in SG&A for the three months ended March 31, 2006, included $10.6 million from the acquisition of Sprint conferencing assets, which we acquired on June 3, 2005. As a percentage of revenue, Conferencing Services SG&A expenses decreased to 39.8% for the three months ended March 31, 2006 from 45.8% for the comparable period of 2005. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisition of Sprint conferencing assets which more than offset the expense recognized in adopting SFAS 123R.

     Receivables Management SG&A for the three months ended March 31, 2006 increased approximately $1.5 million, to $17.7 million from $16.2 million for the comparable period in 2005. As a percentage of revenue, Receivables Management SG&A decreased to 29.4% for the three months ended March 31, 2006 from 30.0%, for the comparable period in 2005.
     Operating income: Operating income increased by approximately $12.3 million, or 20.8%, to $71.4 million for the three months ended March 31, 2006 from $59.1 million for the comparable period in 2005. As a percentage of revenue, operating income increased to 16.8% for the three months ended March 31, 2006 from 16.4% for the comparable period in 2005. The increase in operating income was driven by increased revenue as previously noted as well as successful control of SG&A costs.
     Operating income by business segment:

	For the three months ended March 31,
		% of Total		% of Total
	2006	Revenue	2005	Revenue	Change	% Change

Operating income in thousands:
Communication Services	$29,125	12.7%	$30,565	14.0%	$(1,440)	-4.7%
Conferencing Services	31,037	22.7%	18,147	20.6%	12,890	71.0%
Receivables Management	11,227	18.7%	10,367	19.2%	860	8.3%

Total	$71,389	16.8%	$59,079	16.4%	$12,310	20.8%

     Communication Services operating income decreased approximately $1.4 million, or 4.7%, to $29.1 million for the three months ended March 31, 2006 from $30.6 million for the comparable period in 2005. As a percentage of revenue, Communication Services operating income decreased to 12.7% for the three months ended March 31, 2006 from 14.0% for the comparable period in 2005 due to the factors discussed above for revenue, cost of services and SG&A expenses.
     Conferencing Services operating income for the three months ended March 31, 2006 increased approximately $12.9 million, to $31.0 million from $18.1 million for the comparable period in 2005. The increase in operating income for the three months ended March 31, 2006, included $8.9 million from the acquisition of Sprint conferencing assets, which we acquired on June 3, 2005. As a percentage of revenue, Conferencing Services operating income increased to 22.7% for the three months ended March 31, 2006 from 20.6% for the comparable period in 2005.
     Receivables Management operating income for the three months ended March 31, 2006 increased approximately $0.9 million, to $11.2 million from $10.4 million for the comparable period in 2005. As a percentage of revenue, Receivables Management operating income decreased to 18.7% for the three months ended March 31, 2006 from 19.2% for the comparable period in 2005.
     Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the three months ended March 31, 2006 was $(3.7) million compared to $(2.4) million for the first quarter of 2005. The change in other expense for the three months ended March 31, 2006 is primarily due to higher interest rates on our bank and Cargill facilities.
     Net income: Net income increased by $7.5 million, or 22.4%, for the three months ended March 31, 2006 to $41.1 million from $33.6 million for the comparable period in 2005. Net income includes a provision for income tax expense at an effective rate of approximately 37.0% for the three months ended March 31, 2006 and approximately 36.7% for the comparable period in 2005.
     Liquidity and Capital Resources
     We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.
     Our current and anticipated uses of cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, tax payments, capital expenditures, purchase of portfolio receivables, interest payments and the repayment of principal on debt. In addition, we have recently completed the acquisitions of two companies, Intrado and Raindance, which increased the outstanding balance on the bank credit facility to $760.0 million on April 6, 2006. Both of these acquisitions closed in April 2006. Prior to the closing of these acquisitions, we amended and restated our bank facility on March 30, 2006. The Amended and Restated Credit Agreement includes the following features: increases the revolving credit available from $400 million to $800 million; includes an uncommitted add-on facility allowing an additional increase in the revolving credit available from $800 million to $1.2 billion; increased the letter of credit commitment amount from $20 million to $50 million; increased the swingline loan commitment amount from $10 million to $25 million; loosens the required Consolidated Leverage Ratio from “2.5 to 1.0” to “3.0 to 1.0”; reduces the minimum commitment fee from 15 basis points to 8 basis points; reduces the maximum commitment fee from 25 basis points to 17.5 basis points; reduces the maximum interest rate over the alternative base rate from 25 basis points to 0 basis points; reduces the minimum interest rate over LIBOR from 75 basis points to 40 basis points; and reduces the maximum interest rate over LIBOR from 125 basis points to 87.5 basis points.
     The following table summarizes our cash flows by category for the periods presented in thousands:

	For the Three Months Ended March 31,
	2006	2005	Change	% Change

Net cash provided by operating activities	$63,580	$59,517	$4,063	6.8%
Net cash used in investing activities	$(29,608)	$(23,959)	$(5,649)	23.6%
Net cash flows used in financing activities	$(39,558)	$(36,646)	$(2,912)	7.9%
     Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our bank and specialized credit facilities. In addition, we had unrestricted cash of $24.2 million as of March 31, 2006, which is available to meet our cash requirements.
     Net cash flow from operating activities increased $4.1 million, or 6.8%, to $63.6 million for the three months ended March 31, 2006, compared to net cash flows from operating activities of $59.5 million for the comparable period in 2005. The increase in net cash flows from operating activities is due primarily to an increase in net income and accounts payable. These increases were partially offset by an increase in accounts receivable. Beginning on January 1, 2006 we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows rather than operating cash flows. The excess tax benefits for the three months ended March 31, 2006 were $5.5 million.
     Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 49 days for the three months ended March 31, 2006 and 2005.
     Net cash used in investing activities decreased $5.6 million, or 23.6%, to $29.6 million for the three months ended March 31, 2006, compared to net cash used in investing activities of $24.0 million for the three months ended March 31, 2005. We invested $22.0 million in capital expenditures during the three months ended March 31, 2006 compared to $16.3 million for the three months ended March 31, 2005. The capital expenditures in 2006 were mainly related to telephone switching equipment, computer hardware and software and facility expansion in a new contact center in Bryan, Texas which began operation during the first quarter of 2006 and an increase in conferencing port capacity of approximately 19%. Investing activities during the three months ended March 31, 2006 included the purchase of receivable portfolios for $19.9 million and the cash proceeds applied to amortization of receivable portfolios of $17.6 million. This compares to $18.3 million for the purchase of receivable portfolios and $16.3 million of cash proceeds applied to amortization of receivable portfolios during the three months ended March 31, 2005.
     Net cash flow used in financing activities decreased $2.9 million, or 7.9%, to $39.6 million for the three months ended March 31, 2006, compared to net cash flow used in financing activities of $36.7 million for the comparable period in 2005. During the three months ended March 31, 2006, net cash flow used in financing activities was primarily for payments on the revolving bank credit facility of $59.0 million and payments on portfolio notes payable of $11.5 million. During the three months ended March 31, 2005, net payments on the bank credit facility were $40.0 million and payments on portfolio notes payable were $13.7 million. Proceeds from issuance of portfolio notes payable were $16.9 million for the three months ended March 31, 2006 compared to $16.0 million for the same period in 2005. Proceeds from our stock-based employee benefit programs for the three months ended March 31, 2006 were $9.8 million compared to $1.1 million for the same period in 2005.
     We have a $800 million revolving bank credit facility for general cash requirements. We also have two specialized credit facilities for the purchase of receivable portfolios.
     Bank Facility. On March 30, 2006, we amended and restated our bank credit facility. This amendment and restatement increased the borrowing capacity of the revolving credit facility from $400 million to $800 million. The maturity date of the new credit facility is March 30, 2011. The facility bears interest at a variable rate over a selected LIBOR based on our leverage ratio. At March 31, 2006, $161 million was outstanding on the revolving credit facility. We began the quarter with $220 million outstanding on the revolving credit facility, which was the highest outstanding balance during the three months ended March 31, 2006. The average daily outstanding balance of the revolving credit facility during the three months ended March 31, 2006 was $202.1 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended March 31, 2006 was 5.70%. The commitment fee on the unused revolving credit facility at March 31, 2006 was 0.08%. The amended and restated facility bears interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. All our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, share based compensation, depreciation and amortization (“adjusted EBITDA”) which may not exceed 3.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at March 31, 2006.
     Cargill Facility. We maintain, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (“WAP”), a revolving financing facility with a third-party specialty lender, CFSC Capital Corp. XXXIV (“Cargill”). The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each portfolio purchase from Cargill and we will fund the remainder. Interest accrues on the outstanding debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At March 31, 2006, we had $46.0 million of non-recourse portfolio notes payable outstanding under this facility compared to $40.5 million outstanding at December 31, 2005. Effective January 1, 2006, this facility was renegotiated reducing Cargill’s percentage interest in WAP from approximately 30% to 25% in return for an exclusivity agreement under which WAP grants Cargill the sole right to finance certain customer obligations acquired by WAP. The renegotiated agreement also includes a commitment to finance $150 million of accounts receivable purchases over three years.
     Sallie Mae Facility. We maintain, through our wholly owned subsidiary, West Asset Management Inc. (“WAM”), formerly Attention, a $20 million revolving financing facility with a third-party specialty lender. In connection with this facility in December 2003, we capitalized a consolidated special purpose entity (“SPE”), for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets are purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”). As of March 31, 2006 we have a remaining commitment to purchase $4.5 million in receivable portfolios by July 31, 2006 and an additional $35.0 million of receivable portfolio purchases by July 31, 2007. Pursuant to this credit facility, we will be required to fund a minimum of 20% ($7.9 million at March 31, 2006) of the purchases with the third party lender financing the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the purchasing period to July 31, 2008. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lenders actual cost of funds. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated QSPE.
     We will perform collection services on the purchased receivable portfolios for a fee, recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the non-consolidated QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE after repayment of all servicing fees, loan expenses and the return of capital. On March 31, 2006 and December 31, 2005, the SPE had a note receivable from the non-consolidated QSPE for $4.2 million. Also, on March 31, 2006, $5.8 million of the $20.0 million revolving financing facility had been utilized.
Contractual Obligations
     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The net change on the revolving credit facility was $59.0 million, reducing our outstanding balance at March 31, 2006 to $161.0 million. On March 30, 2006, we amended and restated our bank credit facility, see the discussion above under “— Liquidity and Capital Resources— Bank Facility.” Effective January 1, 2006, we amended our Cargill agreement, which includes a commitment to finance $150.0 million of accounts receivable purchases over three years. These were the only material changes to our contractual obligations since December 31, 2005.
Capital Expenditures
     Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $22.0 million for the three months ended March 31, 2006. Capital expenditures were $16.3 million for the three months ended March 31, 2005. We currently estimate our capital expenditures for the remainder of 2006 to be approximately $61.0 to $74.0 million primarily for equipment and upgrades at existing facilities. This estimate includes capital expenditures for the recently announced acquired entities of Intrado and Raindance.
     Our bank credit facility, discussed above, includes covenants which allow us to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $800.0 million, incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million and incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $200.0 million and incur non-recourse indebtedness in an aggregate principal amount not to exceed $200.0 million without requesting a waiver from the lender. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.
Effects of Inflation
     We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements
     We are a party to a synthetic building lease with a lessor. The lessor is not a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 5.26% for the quarter ended March 31, 2006. Based on our variable-rate obligation at March 31, 2006, each 50 basis point rate increase would increase quarterly interest expense by approximately $38,000. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessor for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At March 31, 2006, the fair value of the guaranteed residual value for the building was approximately $0.7 million and is included in other long term assets and other long term liabilities.
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
     For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.
Interest Rate Risk
     As of March 31, 2006, we had $161.0 million outstanding under our revolving bank credit facility and $30.5 million of a synthetic lease obligation. The revolving bank credit facility and the synthetic lease obligation bear interest at a variable rate.
     Our revolving bank credit facility bears interest at a variable rate over a selected LIBOR based on our leverage and matures March 30, 2011. At March 31, 2006, $161.0 million was outstanding on the revolving bank credit facility. We began the year with $220.0 million outstanding on the revolving bank credit facility, which was the highest outstanding balance during the three months ended March 31, 2006. The average daily outstanding balance of the revolving bank credit facility during the three months ended March 31, 2006 was $202.1 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving bank credit facility for the three months ended March 31, 2006 was 5.70%. The commitment fee on the unused revolving bank credit facility at March

31, 2006, was 0.08%. The facility bears interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. At March 31, 2006 the contractual interest rate was 50 basis points over the selected LIBOR. Based on our obligation under this facility at March 31, 2006, a 50 basis point change would increase or decrease quarterly expense by approximately $0.2 million.
     We are party to a synthetic lease agreement that had an outstanding balance of $30.5 million at March 31, 2006. The synthetic lease has interest terms similar to that of the revolving bank credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly. The weighted average annual interest rate at March 31, 2006 was 5.26%. The lease bears interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. Based on our obligation under this synthetic lease at March 31, 2006, a 50 basis point change would increase or decrease quarterly interest expense by approximately $38,000.
     We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.
Foreign Currency Risk
     On March 31, 2006, the Communication Services segment had no material revenue or assets outside the United States. The Communication Services segment has a contract for workstation capacity in India, which is denominated in U.S. dollars. This contact center receives or initiates calls only from or to customers in North America. Under this arrangement, we do not own the assets or employ any personnel directly. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars and receive calls only from customers in North America.
     In addition to the United States, the Conferencing Services segment operates facilities in the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan, New Zealand, China and India. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries.
     Our Receivables Management segment operates facilities in the United States, Jamaica and Mexico. A portion of the revenues and expenses from the Mexican operation are denominated in local currency, thereby creating exposure to changes in exchange rates.
     For the three months ended March 31, 2006, revenues from and assets in non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.
Investment Risk
     We do not use derivative financial or commodity instruments. Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. Our cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature and do not expose us to material investment risk.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.
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
     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation and WTC’s demurrer with respect to five of the seven causes of action, including all causes of action that allow punitive damages. On February 14, 2005, WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West Corporation’s and WTC’s favor on May 5, 2005. The plaintiff and proposed intervenor have appealed the judgment and the order denying intervention. The matter is now before the Fourth Appellate District Court of Appeals.
     The plaintiff in the litigation described above had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.
     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state court certified a class of Ohio residents. West and WTC have filed a notice of appeal from that decision. It is uncertain whether any proceedings will occur in the trial court pending that appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.
Item 1A. Risk Factors
     Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Our current or future indebtedness under our bank facility could impair our financial condition and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our bank facility could result in an event of default that could adversely affect our results of operations.
     On March 30, 2006, we amended and restated our bank facility to, among other things, increase the revolving credit facility from $400.0 million to $800.0 million. As of March 31, 2006, we had outstanding indebtedness under our bank facility of $161.0 million. We recently increased our outstanding indebtedness under our bank facility and, as of April 6, 2006, we had outstanding indebtedness under our bank facility of $760.0 million. Any substantial indebtedness that we incur could adversely affect us in the following ways:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

•	a significant portion of our cash flow from operations may be dedicated to the payment of interest and principal on our debt, which will reduce the funds available to us for our operations or other purposes;

•	our debt is, and will likely continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage will increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

•	our ability to capitalize on significant business opportunities and to plan for, or respond to, competition and changes in our business may be limited.

     Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
Item 6. Exhibits
10.01	Employment Agreement between West Corporation and Thomas B. Barker, dated January 1, 1999, as amended March 13, 2006

10.02	Employment Agreement between West Corporation and Nancee R. Berger, dated January 1, 1999, as amended March 13, 2006

10.03	Employment Agreement between West Corporation and Joseph Scott Etzler, dated May 7, 2003, as amended March 13, 2006

10.04	Employment Agreement between West Corporation and Jon R. (Skip) Hanson, dated October 4, 1999, as amended March 13, 2006

10.05	Employment Agreement between West Corporation and Mark V. Lavin, dated July 1, 1999, as amended March 13, 2006

10.06	Employment Agreement between West Corporation and Michael E. Mazour, dated January 9, 2004, as amended March 13, 2006

10.07	Employment Agreement between West Corporation and Paul M. Mendlik, dated November 4, 2002, as amended March 13, 2006

10.08	Employment Agreement between West Corporation and Jim Richards, dated May 7, 2003, as amended March 13, 2006

10.09	Employment Agreement between West Corporation and Steven M. Stangl, dated January 1, 1999, as amended March 13, 2006

10.10	Employment Agreement between West Direct, Inc. and Todd B. Strubbe, dated July 30, 2001, as amended March 13, 2006

10.11	Employment Agreement between West Corporation and Michael M. Sturgeon, dated January 1, 1999, as amended March 13, 2006

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION
By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President -
Chief Financial Officer and Treasurer

Date: May 4, 2006