Form 10-Q
period 2006-06-30
WEST CORP
filed 2006-08-09
CIK 1024657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Registrant’s telephone number, including area code: (402) 963-1200
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One) Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 28, 2006, 70,750,252 shares of common stock, par value $.01 per share, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
West Corporation and subsidiaries
Omaha, Nebraska
We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Deloitte & Touche LLP
Omaha, Nebraska
August 7, 2006

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE	$461,678	$369,788	$886,416	$729,345
COST OF SERVICES	200,123	165,297	397,414	331,234
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	185,052	138,386	341,110	272,927

OPERATING INCOME	76,503	66,105	147,892	125,184

OTHER INCOME (EXPENSE):
Interest income	824	434	1,163	749
Interest expense	(12,205)	(3,315)	(16,426)	(6,144)
Other, net	597	203	814	355

Other income (expense)	(10,784)	(2,678)	(14,449)	(5,040)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	65,719	63,427	133,443	120,144

INCOME TAX EXPENSE	23,921	21,832	48,005	41,312

INCOME BEFORE MINORITY INTEREST	41,798	41,595	85,438	78,832

MINORITY INTEREST IN NET INCOME	4,048	4,137	6,624	7,834

NET INCOME	$37,750	$37,458	$78,814	$70,998

EARNINGS PER COMMON SHARE:
Basic	$0.54	$0.55	$1.12	$1.04

Diluted	$0.52	$0.53	$1.08	$1.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic common shares	70,499	68,579	70,238	68,513
Dilutive impact of potential common shares from stock options	2,433	2,473	2,730	2,445

Diluted common shares	72,932	71,052	72,968	70,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,368	$30,835
Trust cash	5,483	3,727
Accounts receivable, net of allowance of $9,731 and $10,489	263,188	217,806
Portfolio receivables, current portion	39,269	35,407
Other current assets	43,512	28,567

Total current assets	384,820	316,342
PROPERTY AND EQUIPMENT:
Property and equipment	685,949	600,939
Accumulated depreciation and amortization	(410,196)	(366,068)

Total property and equipment, net	275,753	234,871
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	59,213	59,043
GOODWILL	1,146,289	717,624
INTANGIBLE ASSETS, net of accumulated amortization of $69,848 and $53,188	193,512	140,347
OTHER ASSETS	46,242	30,435

TOTAL ASSETS	$2,105,829	$1,498,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,078	$37,370
Accrued expenses	165,575	132,182
Current maturities of portfolio notes payable	32,398	27,275
Income tax payable	15,750	9,468

Total current liabilities	272,801	206,295
PORTFOLIO NOTES PAYABLE, less current maturities	14,197	13,245
LONG TERM OBLIGATIONS	690,000	220,000
DEFERRED INCOME TAXES	—	40,173
OTHER LONG TERM LIABILITIES	34,421	31,772

MINORITY INTEREST	9,975	15,309
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding.	—	—
Common stock $0.01 par value, 200,000 shares authorized, 70,686 shares issued and outstanding and 69,718 shares issued and outstanding	707	697
Additional paid-in capital	305,286	272,941
Retained earnings	778,579	699,765
Accumulated other comprehensive loss	(137)	(405)
Unearned restricted stock (79 shares)	—	(1,130)

Total stockholders’ equity	1,084,435	971,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,105,829	$1,498,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,814	$70,998
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	45,589	41,523
Amortization	18,407	10,688
Deferred income tax expense (benefit)	17,480	(1,145)
Minority interest in earnings, net of distributions of $9,762 and $4,516	(3,138)	3,408
Provision for share based compensation	7,287	297
Other	570	860
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(21,792)	(8,953)
Other assets	(13,391)	(5,005)
Accounts payable	11,513	(13,404)
Other liabilities, accrued expenses and income tax payable	15,761	37,057

Net cash flows from operating activities	157,100	136,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs, net of cash received of $103,448 and $0	(602,106)	(208,156)
Purchases of property and equipment	(45,127)	(34,328)
Purchases of portfolio receivables, net	(36,224)	(36,223)
Collections applied to principal of portfolio receivable	32,192	31,713
Trust cash	(1,756)	262
Issuance of notes receivable	—	(3,450)
Other	306	244

Net cash flows from investing activities	(652,715)	(249,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving bank credit facility	470,000	110,000
Proceeds from issuance of portfolio notes payable	30,792	31,923
Repayments of portfolio notes payable	(24,717)	(29,649)
Proceeds from stock options exercised	17,094	4,569
Excess tax benefits from stock options exercised	8,926	—
Payments of capital lease obligations	(2,590)	—
Debt issuance costs	(1,291)	—

Net cash flows from financing activities	498,214	116,843

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(66)	103
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,533	3,332
CASH AND CASH EQUIVALENTS, Beginning of period	30,835	21,939

CASH AND CASH EQUIVALENTS, End of period	$33,368	$25,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,417	$5,685

Cash paid during the period for income taxes, net of cash refunds received of $4,017 and $0	$17,057	$7,535

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF CONSOLIDATION AND PRESENTATION
Business Description — West Corporation provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:
•	communication services, including dedicated agent, shared agent, automated and business-to-business services and 9-1-1 emergency infrastructure systems and services;

•	conferencing services, including reservationless, operator-assisted, web and video conferencing services; and

•	receivables management, including debt purchasing collections, contingent/third-party collections, government collections, first-party collections and commercial collections.
Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice transactions.
     Our Communication Services segment provides our clients with a broad portfolio of voice services through the following offerings: dedicated agent, shared agent, business services, automated services, and 9-1-1 emergency infrastructure systems and services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers throughout the United States and in Canada, Jamaica and the Philippines. Our home agent services are performed by contractors throughout the United States. We also support the United States 9-1-1 network and deliver solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.
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
     The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. All intercompany balances and transactions have been eliminated. Our results for the three months and six months ended June 30, 2006 are not necessarily indicative of what our results will be

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
for other interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes. These reclassifications were not material, individually or in the aggregate.
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
     Revenue recognition — The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients or on a success rate or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Our 9-1-1 emergency services revenue is generated primarily from monthly data base management and service fees which are recognized over the service period.
     The Conferencing Services segment revenue is recognized when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.
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
     We adopted American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer,” (“SOP 03-3”) on January 1, 2005. SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense are established in the current period for the amount required to maintain the internal rate of return, or “IRR”, expectations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During 2006, no impairment allowances were required. Periodically the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost of the underlying receivables.
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

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Stock Based Compensation — During our annual Shareholders meeting on May 11, 2006 the proposal to establish the 2006 Stock Incentive Plan (the “Plan”) was approved. The Plan replaces the former Stock Incentive Plan which was scheduled to expire on September 24, 2006. The Plan authorizes the granting to our employees, consultants and non-employee directors of options to purchase shares of our common stock (“Common Shares”) , as well as other incentive awards based on the Common Shares. Awards covering a maximum of 5,000,000 Common Shares may be granted under the Plan. The expiration date of the Plan, after which no awards may be granted, is April 1, 2016. However, the administration of the Plan shall continue in effect until all matters relating to the payment of options previously granted have been settled. Options granted under this Plan to employees have a ten-year contractual term. Options will vest and become exercisable within such period (not to exceed ten years) as determined by the Compensation Committee; however, options granted to outside directors will generally vest over three years.
     We maintain an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings. Each employee participating in any offering is granted an option to purchase as many full Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from us during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($38.045 at July 1, 2005). On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering, the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Stock Purchase Plan. Subsequent to June 30, 2006 this plan was suspended.
     On January 1, 2006 we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). Prior to January 1, 2006, we accounted for the stock based compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). No stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated and there is no cumulative effect upon adoption of SFAS 123R.
     As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes for the three and six months ended June 30, 2006, is $3.5 million and $7.1 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. We recognize the cost of all share-based awards on a straight-line basis over the vesting period of the award net of estimated forfeitures. Total stock compensation expense recognized during the three months and six months ended June 30, 2006 was $3.7 million and $7.3 million, respectively. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006 we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits for the three and six months ended June 30, 2006 were $3.4 million and $8.9 million, respectively.
     We have estimated the fair value of option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of trading prices for our Common Shares. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Risk-free interest rate	4.60%	3.40%
Dividend yield	0.0%	0.0%
Expected volatility	25.0%	25.3%
Expected life (years)	3.9	5.2
     The weighted average fair value per share of options granted in the three months ended June 30, 2006 and 2005 was $12.20 and $9.98, respectively. The weighted average fair value per share of options granted in the six months ended June 30, 2006 and 2005 was $11.71 and $9.96, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $10.1 million and $3.7 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $25.7 million and $4.9 million, respectively.
     The following table details the effects on net income and earnings per share had compensation expense for stock based awards been recorded in the three months and six months ended June 30, 2005 based on the fair value method under SFAS 123R.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net Income (in thousands):
As reported	$37,458	$70,998

Deduct: Total stock based compensation expense determined under the fair value method under SFAS 123R, net of related tax benefits	4,113	7,290

Pro forma	$33,345	$63,708

Earnings per common share:
Basic as reported	$0.55	$1.04
Diluted as reported	$0.53	$1.00
Pro forma basic	$0.49	$0.93
Pro forma diluted	$0.47	$0.90
     The components of stock based compensation expense in thousands are presented below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	$3,543	$—	$7,038	$—
Restricted stock	101	148	202	297
Employee stock purchase plan	19	—	47	—

	$3,663	$148	$7,287	$297

     The net income effect of stock based compensation expense for the three months ended June 30, 2006 and 2005 was $2.3 million and $0.1 million, respectively. The net income effect of stock based compensation expense for the six months ended June 30, 2006 and 2005 was $4.6 million and $0.2 million, respectively.
     Unearned restricted stock grants totaled 63,181 and 79,389 shares at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, 46,256 of the 63,181 restricted shares related to compensation agreements with two senior executive officers. These shares carry voting rights; however, sale or transfer of the shares is restricted until the shares vest. Prior to the adoption of SFAS 123R, we presented unearned restricted stock grants in the stockholders’ equity section of the balance sheet. Beginning on January 1, 2006 we changed our balance sheet presentation in accordance with SFAS 123R which requires unearned restricted stock grants be included in additional paid-in capital. At June 30, 2006 and December 31, 2005, the unamortized value of these restricted shares were $0.7 million and $1.1 million, respectively.
     The unearned restricted shares vest through July 2008 or upon a change in control and will be recognized as compensation expense over that time period, or upon a change in control. During the three months ended June 30, 2006 and 2005, $0.1 million was recognized as compensation expense in both periods. During the six months ended June 30, 2006 and 2005, $0.2 million was recognized as compensation expense in 2006 and $0.3 million in 2005.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     We have estimated the fair value of the Stock Purchase Plan awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table.

Risk-free interest rate	3.45%
Dividend yield	0.0%
Expected volatility	24.0%
Expected life (years)	0.625
The weighted average fair value per share of the Stock Purchase Plan was $3.27 for each award for the plan year ended June 30, 2006.
     A summary of nonvested shares as of June 30, 2006 is presented below:

		Weighted-Average
	Options	Exercise Price
Nonvested at January 1, 2006	3,365,939	$25.97
Granted	440,250	43.11
Vested	(818,307)	21.97
Canceled	(75,369)	32.72

Nonvested at June 30, 2006	2,912,513	$29.51

     At June 30, 2006 there was $20.7 million of unrecognized compensation cost related to nonvested stock option awards that will be recognized over the weighted-average period of approximately 1.5 years.
     Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. MERGERS AND ACQUISITIONS
     Contemplated Recapitalization
     On May 31, 2006, we announced that we had entered into a definitive agreement to recapitalize West by merger of Omaha Acquisition Corp., a newly-formed Delaware corporation whose current owners are private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC, with and into West. The transaction values the Company at approximately $4.1 billion, including debt as of the date of the definitive agreement. The transaction is currently expected to close in the fourth quarter of 2006 and is subject to customary closing conditions including the approval of West Corporation’s stockholders. Assuming this transaction closes as planned, our stock will no longer be publicly traded.
     On July 20, 2006, a putative class action styled Lee v. Barker, et al., was filed in the District Court of Douglas County, Nebraska. The complaint names as defendants Thomas B. Barker, Gary L. West, Mary E. West, George H. Krauss, William E. Fisher, Greg T. Sloma and West Corporation. The complaint alleges, among other things, that the defendants have breached fiduciary duties owed to West’s stockholders by negotiating the Agreement and Plan of Merger between West Corporation and Omaha Acquisition Corp. (the “Merger Agreement”) at a price that the plaintiff alleges to be inadequate, by negotiating a Merger Agreement under which Gary and Mary West and certain members of the Company’s management retain a portion of their stock in West Corporation, and by negotiating a Merger Agreement that does not contain a “majority of the minority” provision. The complaint seeks, among other things, to enjoin the stockholder vote on the Merger Agreement. In the alternative, the complaint seeks damages if the Merger Agreement is approved by the Company’s stockholders and the transactions contemplated by the Merger Agreement are completed. The Company denies any wrongdoing and intends to vigorously defend the litigation.
     Intrado
     On April 4, 2006, we completed our previously announced acquisition of all of the outstanding shares of Intrado Inc. ( “Intrado”) pursuant to the Agreement and Plan of Merger, dated as of January 29, 2006 (the “Merger Agreement”), by and among West Corporation, West International Corp., a wholly owned subsidiary of West Corporation, and Intrado. The purchase price, net of cash received of $58.3 million, and estimated transaction costs were approximately $480 million in cash. We funded the acquisition with a combination of cash on hand, a portion of Intrado’s cash on hand and borrowings under our bank credit facility. The results of Intrado’s operations have been included in our consolidated financial statements since April 1, 2006.
     Intrado is a provider of 9-1-1 infrastructure systems and services. Based in Longmont, Colorado, Intrado provides mission critical services to major United States telecommunications providers. Intrado supports the United States 9-1-1 network and delivers solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at April 4, 2006. We are in the process of obtaining the assistance of a third-party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in thousands)
April 4, 2006
Cash	$58,322
Other current assets	32,386
Property and equipment	23,530
Other assets	14,898
Intangible assets	63,218
Goodwill	367,887

Total assets acquired	560,241

Current liabilities	20,369
Obligations under capital leases — long term	1,056

Total liabilities assumed	21,425

Net assets acquired	$538,816

     Factors that contributed to a purchase price resulting in goodwill for the purchase of Intrado included its position in a growing market and its innovative technology. Further, Intrado complements the existing offerings of our Communications Services segment, providing cross-selling and margin expansion opportunities.
     Raindance
     On April 6, 2006, we completed our previously announced acquisition of all of the outstanding shares of Raindance Communications, Inc. (“Raindance”) pursuant to the Agreement and Plan of Merger, dated as of February 6, 2006 (the “Merger Agreement”), by and among West Corporation, Rockies Acquisition Corporation, a wholly owned subsidiary of West Corporation, and Raindance. The purchase price, net of cash received of $45.1 million, and estimated transaction costs were approximately $113 million in cash. We funded the acquisition with a combination of cash on hand and borrowings under our bank credit facility. The results of Raindance’s operations have been included in our consolidated financial statements since April 1, 2006.
     Founded in 1997, Raindance provides web and audio conferencing services. Based in Louisville, Colorado, Raindance serves a base of corporate customers across vertical markets and industries. Raindance is part of our Conferencing Services segment, and Raindance products and services are being integrated into the InterCall suite of products.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at April 6, 2006. We are in the process of obtaining the assistance of a third-party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in thousands)
April 6, 2006
Cash	$45,126
Deferred tax asset — short term	2,705
Other current assets	12,685
Property and equipment	13,937
Deferred tax asset — long term	40,444
Other assets	117
Intangible assets	16,766
Goodwill	45,438

Total assets acquired	177,218

Current liabilities	19,391

Total liabilities assumed	19,391

Net assets acquired	$157,827

     Factors that contributed to a purchase price resulting in goodwill for the purchase of Raindance include its enhanced multimedia conferencing technologies, system synergies in the Conferencing Services segment and margin expansion opportunities due to additional scale and cost savings opportunities.
     Pro forma
     Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2006 and 2005 would have been, in thousands, except per share amounts, as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenue	$461,678	$444,620	$942,909	$888,070
Net Income	$37,750	$33,267	$71,551	$68,519
Earnings per common share-basic	$0.54	$0.49	$1.02	$1.00
Earnings per common share-diluted	$0.52	$0.47	$0.98	$0.97
     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies. The results for the three months ended June 30, 2006 are the same our as reported amounts as the acquisitions of Intrado and Raindance, for accounting purposes, occurred on April 1, 2006.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the activity in goodwill by reporting segment for the six months ended June 30, 2006, in thousands:

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Communication	Conferencing	Receivables
	Services	Services	Management	Consolidated
Balance at December 31, 2005	$88,632	$498,220	$130,772	$717,624
Intrado acquisition	367,887	—	—	367,887
Raindance acquisition	—	45,438	—	45,438
Earn out adjustment	—	—	5,100	5,100
Purchase price allocation adjustments	—	10,240	—	10,240

Balance at June 30, 2006	$456,519	$553,898	$135,872	$1,146,289

     We allocated the excess of the Intrado and Raindance purchase costs over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of obtaining the assistance of a third party to assist us with the valuation of certain intangible assets. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We do not expect to finalize the Intrado or Raindance appraisals until the fourth quarter of 2006 or the first quarter of 2007. Goodwill recognized in these transactions is currently estimated at $413.3 million and is not deductible for tax purposes.
     During the three months ended June 30, 2006, we completed the purchase price allocation for Sprint’s conferencing assets acquisition. The results of the valuation of certain intangible assets required an additional $10.2 million to be allocated to goodwill and a corresponding reduction to certain finite lived intangible assets from what was previously estimated.
     During the six months ended June 30, 2006, we accrued an additional $5.1 million in goodwill for an earn-out obligation of the Attention acquisition.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other intangible assets
     Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

				Weighted
	As of June 30, 2006			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period
Customer lists	$204,872	$(58,781)	$146,091	7.1
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(5,429)	9,534	17.0
Trade names	6,251	(1,832)	4,419	3.7
Other intangible assets	13,364	(3,806)	9,558	5.0

Total	$263,360	$(69,848)	$193,512

				Weighted
	As of December 31, 2005			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period
Customer lists	$146,650	$(43,964)	$102,686	5.8
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(4,988)	9,975	17.0
Trade names	1,751	(1,525)	226	3.1
Other intangible assets	6,261	(2,711)	3,550	6.6

Total	$193,535	$(53,188)	$140,347

     Amortization expense for finite lived intangible assets was $9.5 million and $5.3 million for the three months ended June 30, 2006 and 2005, respectively, and $16.7 million and $9.4 million for the six months ended June 30, 2006 and 2005, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions to be incurred over the next six years, is as follows:

2006	$35.5 million
2007	$37.6 million
2008	$29.7 million
2009	$25.8 million
2010	$16.4 million
2011	$5.7 million

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PORTFOLIO RECEIVABLES
     Changes in purchased receivable portfolios for the six and twelve months ended June 30, 2006 and December 31, 2005, respectively, in thousands, were as follows:

Balance at January 1, 2005	$83,543
Cash purchases	11,403
Non recourse borrowing purchases	66,786
Recoveries	(154,558)
Procceds from portfolio sales, net of putbacks	(25,292)
Revenue recognized	115,401
Purchase putbacks	(2,833)

Balance at December 31, 2005	$94,450
Less: current portion	(35,407)

Portfolio receivables, net of current portion	$59,043

Balance at Janaury 1, 2006	$94,450
Cash purchases	5,434
Non recourse borrowing purchases	30,792
Recoveries	(85,980)
Procceds from portfolio sales, net of putbacks	(13,877)
Revenue recognized	68,626
Purchase putbacks	(963)

Balance at June 30, 2006	$98,482
Less: current portion	(39,269)

Portfolio receivables, net of current portion	$59,213

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. ACCRUED EXPENSES
     Accrued expenses in thousands consisted of the following as of:

	June 30,	December 31,
	2006	2005
Accrued wages	$46,143	$46,848
Accrued phone	30,457	23,061
Deferred revenue	13,955	5,930
Accrued employee benefit costs	13,082	9,907
Acquisition earnout commitments	10,850	8,900
Accrued other taxes (non-income related)	9,172	8,849
Accrued interest payable	7,800	1,960
Customer deposits	3,005	3,481
Other current liabilities	31,111	23,246

	$165,575	$132,182

6. LONG TERM OBLIGATIONS
     On March 30, 2006 we amended and restated our bank credit facility. This amendment and restatement increased the borrowing capacity of the revolving credit facility from $400.0 million to $800.0 million. The maturity date of the new credit facility is March 30, 2011. The facility bears interest at a variable rate over a selected LIBOR based on our leverage ratio. At June 30, 2006, $690.0 million was outstanding on the revolving credit facility. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three and six months ended June 30, 2006 was 5.63% for both periods. The commitment fee on the unused revolving credit facility at June 30, 2006, was 0.08%. The amended and restated facility bears interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. All of our obligations under the facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, share based compensation, depreciation and amortization (“adjusted EBITDA”) which may not exceed 3.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at June 30, 2006.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EARNINGS PER SHARE
     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At June 30, 2006 and 2005, there were no options outstanding with exercise prices exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.
8. STOCK BASED COMPENSATION
     The following table presents the activity of the stock options for the six months ended June 30, 2006 and 2005, respectively:

	Stock Option	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2004	6,771,858	$19.10
Granted	507,289	33.59
Canceled	(22,168)	27.21
Exercised	(272,520)	16.77

Outstanding at June 30, 2005	6,984,459	$20.21

Options available for future grants at June 30, 2005	469,645

Outstanding at December 31, 2005	6,271,165	$21.22
Granted	440,250	43.11
Canceled	(75,369)	32.64
Exercised	(964,538)	17.91

Outstanding at June 30, 2006	5,671,508	$23.33

Options available for future grants at June 30, 2006	4,763,625

     The increase in the options available for future grants from June 30, 2005 to June 30, 2006 resulted from the ratification on May 11, 2006 of the proposal to establish the 2006 Stock Incentive Plan. Awards covering a maximum of 5,000,000 Common Shares may be granted under such plan.
     The following table summarizes information about our employee and directors stock options outstanding at June 30, 2006:

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted
		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price
$8.00 - $13.6215	1,224,152	2.5	$9.69	1,224,152	$9.69
$13.6216 - $18.162	396,736	6.5	$16.14	180,555	$15.89
$18.1621 - $22.7025	810,699	6.7	$18.85	575,472	$18.86
$22.7026 - $27.243	1,628,311	7.4	$25.16	563,298	$24.99
$27.2431 - $31.7835	434,565	7.7	$29.49	129,723	$29.51
$31.7836 - $36.324	418,295	8.6	$33.62	85,795	$33.61
$36.3241 - $40.8645	329,500	9.1	$37.72	—	$0.00
$40.8646 - $45.405	429,250	9.7	$43.11	—	$0.00

$8.00 - $45.405	5,671,508	6.6	$23.33	2,758,995	$16.81

9. COMPREHENSIVE INCOME
     Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated based on the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income. The following table summarizes comprehensive income as of June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
Amounts in thousands	2006	2005	2006	2005
Net Income	$37,750	$37,458	$78,814	$70,998
Currency translation adjustment	617	(168)	268	(262)

Total comprehensive income	$38,367	$37,290	$79,082	$70,736

     10. BUSINESS SEGMENTS
     We operate in three segments: Communication Services, Conferencing Services and Receivables Management. These segments are consistent with our management of the business and operating focus.
     Communication Services is composed of dedicated agent, shared agent, automated,business-to-business services and 9-1-1 emergency infrastructure systems and services. Conferencing Services is composed of audio, web and video conferencing services. Receivables Management is composed of debt purchasing collections, contingent/third party collections, government collections, first-party collections and commercial collections. The following year-to-date results for 2006 and 2005 include Intrado, Raindance and Sprint’s conferencing related assets from their respective acquisition dates for accounting purposes: April 1, 2006, April 1, 2006 and June 3, 2005, respectively.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(amount in thousands)
Revenue:
Communication Services	$248,298	$212,026	$477,727	$430,526
Conferencing Services	155,853	103,932	292,717	192,124
Receivables Management	59,020	55,008	119,176	108,960
Intersegment eliminations	(1,493)	(1,178)	(3,204)	(2,265)

Total	$461,678	$369,788	$886,416	$729,345

Operating Income:
Communication Services	$27,048	$29,444	$56,172	$60,057
Conferencing Services	39,491	26,760	70,531	44,913
Receivables Management	9,964	9,901	21,189	20,214

Total	$76,503	$66,105	$147,892	$125,184

Depreciation and Amortization (Included in Operating Income)
Communication Services	$18,823	$14,811	$32,833	$30,470
Conferencing Services	14,538	9,175	26,811	17,366
Receivables Management	2,193	2,219	4,352	4,375

Total	$35,554	$26,205	$63,996	$52,211

Capital Expenditures:
Communication Services	$11,274	$11,788	$18,361	$22,557
Conferencing Services	8,756	2,190	19,207	5,060
Receivables Management	2,114	2,933	4,782	4,461
Corporate	1,024	1,087	2,777	2,250

Total	$23,168	$17,998	$45,127	$34,328

	As of June	As of December
	30, 2006	31, 2005
	(amount in thousands)
Assets:
Communication Services	$855,506	$360,150
Conferencing Services	838,759	749,168
Receivables Management	318,967	301,155
Corporate	92,597	88,189

Total	$2,105,829	$1,498,662

     There are no material revenues or assets outside the United States.
     For the three months ended June 30, 2006 and 2005, our largest 100 clients represented 57% and 63% of our total revenue, respectively. For the six months ended June 30, 2006 and 2005, our largest 100 clients represented 60% and 63% of our total revenue, respectively. For the three and six months ended June 30, 2006, we had one customer, Cingular, which accounted for 10% of our total revenue. During the three and six months ended June 30, 2005, Cingular accounted for 12% of total revenue.

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
     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation and WTC’s demurrer with respect to five of the seven causes of action. On February 14, 2005, WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West Corporation’s and WTC’s favor on May 5, 2005. The plaintiff and proposed intervenors appealed the judgment and the order denying intervention. On June 30, 2006, the Fourth Appellate District Court of Appeals affirmed the entry of judgment against the original plaintiff, Patricia Sanford, but reversed the denial of the motion to intervene and remanded the case for the trial court to determine whether Berryman and Blankenship should be added as plaintiffs through intervention or amendment of the complaint. Accordingly, the case will return to the trial court for further proceedings.
     Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state court certified a class of Ohio residents. West and WTC have filed a notice of appeal from that decision, and plaintiffs have cross-appealed. West and WTC filed their brief on appeal on June 23, 2006. Plaintiffs’ brief on appeal is due on August 16, 2006. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.
     Polygon Litigation. By letter dated June 26, 2006 and addressed to the special committee of West’s board of directors, Polygon Global Opportunity Master Fund (“Polygon”) identified itself as a West stockholder and expressed concerns regarding certain terms of the Merger Agreement and whether consideration was given to the viability of alternatives to the transactions contemplated by the Merger Agreement. In that letter, Polygon advised West that it may take certain actions to prevent the consummation of the transactions contemplated by the Merger Agreement. On June 28, 2006, West received a letter from Polygon demanding inspection and copying of several broad categories of West’s books and records, which purportedly relate to the transactions contemplated by the Merger Agreement. By letter dated July 6, 2006, West advised Polygon that its demand did not comply with Section 220 of the General Corporation Law of the State of Delaware (“Section 220”) in a number of respects and failed to involve a proper purpose for the inspection sought. Polygon sent a revised demand to West by letter dated July 11, 2006. By letter dated July 18, 2006, West advised Polygon that although the revised demand corrected certain clear technical deficiencies in the prior demand, it still did not comply with Section 220 and still failed to involve a proper purpose for the inspection sought. Polygon and West exchanged additional correspondence regarding the revised demand by letters dated July 26, 2006 and July 28, 2006, respectively.
     On July 31, 2006, Polygon commenced an action against West, captioned Polygon Global Opportunity Master Fund v. West Corporation, in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges, among other things, that Polygon has complied with the statutory demand requirements of Section 220, and that Polygon’s purposes for the inspection sought include: (i) valuing its West stock, (ii) evaluating whether members of West’s special committee or board have breached their fiduciary duties in approving the Merger Agreement, and (iii) communicating with other West stockholders regarding the vote on the Merger Agreement. The complaint seeks an order compelling West to permit the inspection sought and an award of Polygon’s costs and expenses. A trial date of September 21, 2006 has been set. West denies that Polygon’s demand is proper under Section 220 and intends to vigorously defend the litigation.
     Nebraska Litigation. On July 20, 2006, a putative class action styled Lee v. Barker, et al., was filed in the District Court of Douglas County, Nebraska. The complaint names as defendants Thomas B. Barker, Gary L. West, Mary E. West, George H. Krauss, William E. Fisher, Greg T. Sloma and West Corporation. The complaint alleges, among other things, that the defendants have breached fiduciary duties owed to West’s stockholders by negotiating the Agreement and Plan of Merger between West Corporation and Omaha Acquisition Corp. (the “Merger Agreement”) at a price that the plaintiff alleges to be inadequate, by negotiating a Merger Agreement under which Gary and Mary West and certain members of the Company’s management retain a portion of their stock in West Corporation, and by negotiating a Merger Agreement that does not contain a “majority of the minority” provision. The complaint seeks, among other things, to enjoin the stockholder vote on the Merger Agreement. In the alternative, the complaint seeks damages if the Merger Agreement is approved by the Company’s stockholders and the transactions contemplated by the Merger Agreement are completed. The Company denies any wrongdoing and intends to vigorously defend the litigation.

     FORWARD LOOKING STATEMENTS
     This report contains forward-looking statements. These forward-looking statements include estimates regarding:
•	revenue from our purchased portfolio receivables;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.
     On May 31, 2006, we announced that we had entered into a definitive agreement to recapitalize West by merger of Omaha Acquisition Corp., a newly-formed Delaware corporation whose current owners are private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC, with and into West. In addition to the factors noted above, the Company believes that the following factors with respect to the contemplated recapitalization could cause actual results to differ materially from those discussed in the forward-looking statements:
•	the satisfaction of the conditions to complete the recapitalization, including the receipt of the required stockholder or regulatory approvals;

•	the actual terms and availability of the financing that must be obtained for completion of the recapitalization;

•	substantial indebtedness incurred in connection with the consummation of the recapitalization;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement and the payment of a termination fee by West;

•	the outcome of any legal proceedings that may be instituted against us and others following announcement of the merger agreement;

•	the failure of the merger to close for any other reason;

•	the amount of the costs, fees, expenses and charges relating to the recapitalization;

•	the difficulty in retaining employees as a result of the merger agreement;

•	the risk of unforeseen material adverse changes to the business or operations; and

•	the disruption of current plans, operations, and technology and product development efforts caused by the proposed transaction.
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

Business Overview
     We provide business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:
•	communication services, including dedicated agent, shared agent, automated, and B-to-B services. With the acquisition of Intrado, communication services also supports the nation’s 9-1-1 network and delivers solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services;

•	conferencing services, including reservationless, operator-assisted, web and video conferencing; and

•	receivables management, including contingent/third-party, government, first-party and commercial collections, and the purchase of portfolios of receivables for collection.
Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice transactions.
Key Events for the Three and Six Months Ended June 30, 2006
The following overview highlights the areas we believe are important in understanding our results of operations for the three and six months ended June 30, 2006. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report.
•	On May 31, 2006, we announced that we had entered into a definitive agreement to recapitalize West by merger of Omaha Acquisition Corp., a newly-formed Delaware corporation whose current owners are private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC, with and into West. The transaction values the Company at approximately $4.1 billion, including debt as of the date of the definitive agreement. The transaction is currently expected to close in the fourth quarter of 2006 and is subject to customary closing conditions including the approval of West Corporation’s stockholders. Assuming this transaction closes as planned, our stock will no longer be publicly traded.

•	On April 4, 2006, we completed our previously announced acquisition of all of the outstanding shares of Intrado Inc. ( “Intrado”) pursuant to the Agreement and Plan of Merger, dated as of January 29, 2006 (the “Merger Agreement”), by and among West Corporation, West International Corp., a wholly owned subsidiary of West Corporation, and Intrado. The purchase price and estimated transaction costs were approximately $539 million in cash, excluding cash received. We funded the acquisition with a combination of cash on hand, a portion of Intrado’s cash on hand and borrowings under our bank credit facility.

•	On April 6, 2006, we completed our previously announced acquisition of all of the outstanding shares of Raindance Communications, Inc. (“Raindance”) pursuant to the Agreement and Plan of Merger, dated as of February 6, 2006 (the “Merger Agreement”), by and among West Corporation, Rockies Acquisition Corporation, a wholly owned subsidiary of West Corporation, and Raindance. The purchase price and estimated transaction costs are approximately $157 million in cash, excluding cash received. We funded the acquisition with a combination of cash on hand and borrowings under our bank credit facility.

•	Consolidated revenues increased 24.8% and 21.5% for the three months and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. This increase was derived from organic growth and the acquisitions of Sprint conferencing assets, Intrado and Raindance.

•	Operating income increased 15.7% and 18.1% for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. This increase was attributable to the acquisitions of Sprint conferencing assets, Intrado and Raindance as well as increases in operating income relating to organic growth.

•	We amended and restated our bank facility on March 30, 2006. The Amended and Restated Credit Agreement included the following features: increased the revolving credit available from $400 million to $800 million; included an uncommitted add-on facility allowing an additional increase in the revolving credit available from $800 million to $1.2 billion; increased the letter of credit commitment amount from $20 million to $50 million; increased the swingline loan commitment amount from $10 million to $25 million; reduced the required Consolidated Leverage Ratio from “2.5 to 1.0” to “3.0 to 1.0”; reduced the minimum commitment fee from 15 basis points to 8 basis points; reduced the maximum commitment fee from 25 basis points to 17.5 basis points; reduced the maximum interest rate over the alternative base rate from 25 basis points to 0 basis points; reduced the minimum interest rate over LIBOR from 75 basis points to 40 basis points; and reduced the maximum interest rate over LIBOR from 125 basis points to 87.5 basis points.

•	Effective January 1, 2006, the Cargill Facility was renegotiated reducing Cargill’s percentage interest in Worldwide Asset Purchasing, LLC (“WAP”) from approximately 30% to 25% in return for an exclusivity agreement under which WAP granted Cargill the sole right to finance certain customer obligations acquired by WAP.

•	Effective January 1, 2006, we adopted Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment”, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Total stock compensation expense recognized during the three and six months ended June 30, 2006 was $3.6 million and $7.2 million, respectively.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2006 and 2005
     Revenue: For the second quarter of 2006, revenue increased $91.9 million, or 24.8%, to $461.7 million from $369.8 million for the second quarter of 2005. For the six months ended June 30, 2006, revenue increased $157.1 million, or 21.5%, to $886.4 million from $729.3 million for the six months ended June 30, 2005. The increase in revenue for the three and six months ended June 30, 2006 included $76.2 million and $106.5 million, respectively, from the acquisitions of the assets of Sprint conferencing, Intrado and Raindance. These acquisitions closed on June 3, 2005, April 4, 2006 and April 6, 2006, respectively. In accordance with paragraph 48 of SFAS No. 141 “Business Combinations”, an accounting date of April 1, 2006 was used for the Intrado and Raindance, acquisitions. The cost of the acquired entities and net income during the three months ended June 30, 2006 was reduced by imputed interest expense of approximately $0.3 million.
     For the three and six months ended June 30, 2006, our top one-hundred customers represented 57% and 60% of total revenue, respectively. This compares to 63% for each of the comparable periods in 2005. For the three and six months ended June 30, 2006, we had one customer, Cingular, which accounted for 10% of our total revenue in both periods. During the three and six months ended June 30, 2005, Cingular accounted for 12% of our total revenue in both periods.

     Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	Increase	% Increase	2006	2005	Increase	% Increase

Revenue in thousands:
Communication Services	$248,298	$212,026	$36,272	17.1%	$477,727	$430,526	$47,201	11.0%
Conferencing Services	155,853	103,932	51,921	50.0%	292,717	192,124	100,593	52.4%
Receivables Management	59,020	55,008	4,012	7.3%	119,176	108,960	10,216	9.4%
Intersegment eliminations	(1,493)	(1,178)	(315)	26.7%	(3,204)	(2,265)	(939)	41.5%

Total	$461,678	$369,788	$91,890	24.8%	$886,416	$729,345	$157,071	21.5%

     Communication services revenue for the second quarter of 2006 increased $36.3 million, or 17.1%, to $248.3 million from $212.0 million for the second quarter of 2005. The increase in revenue included $37.9 million from the acquisition of Intrado. Growth in our inbound dedicated agent business during the three months ended June 30, 2006, compared to the same period in 2005, was offset by a planned reduction in our outbound business. For the six months ended June 30, 2006, communication services revenue increased $47.2 million, or 11.0%, to $477.7 million from $430.5 million for the six months ended June 30, 2005. The increase in revenue is primarily due to growth in our inbound dedicated agent business and the acquisition of Intrado.
     Conferencing services revenue for the second quarter of 2006 increased $51.9 million, or 50.0%, to $155.8 million from $103.9 million for the second quarter of 2005. The increase in revenue for the three months ended June 30, 2006 included $38.3 million from the acquisition of Sprint’s conferencing assets and Raindance, which we acquired on June 3, 2005 and April 6, 2006, respectively. For the six months ended June 30, 2006, conferencing services revenue increased $100.6 million, or 52.4%, to $292.7 million from $192.1 million for the six months ended June 30, 2005. The increase in revenue for the six months ended June 30, 2006, included $68.6 million from the acquisitions of Sprint’s conferencing assets and Raindance.
     Receivables management revenue for the second quarter of 2006 increased $4.0 million, or 7.3%, to $59.0 million from $55.0 million for the second quarter of 2005. For the six months ended June 30, 2006, receivables management revenue increased $10.2 million, or 9.4% to $119.2 million from $109.0 million for the six months ended June 30, 2005. Sales of portfolio receivables during the three and six months ended June 30, 2006 resulted in net revenue of $4.7 million and $9.2 million, respectively compared to $2.1 million and $3.6 million for the same periods in 2005.
     Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $34.8 million, or 21.1%, in the second quarter of 2006 to $200.1 million, from $165.3 million for the comparable period of 2005. As a percentage of revenue, cost of services decreased to 43.3% for the second quarter of 2006, compared to 44.7% for the comparable period in 2005. Cost of services increased $66.2 million, or 20.0%, in the six months ended June 30, 2006 to $397.4 million from $331.2 million for the comparable period in 2005. As a percentage of revenue, cost of services decreased to 44.8% for the six months ended June 30, 2006, compared to 45.4% for the comparable period in 2005. The decrease in cost of services as a percentage of revenue during the three and six months ended June 30, 2006 is primarily attributable to the acquisition of Intrado, and the growth in our conferencing services segment which historically have had lower percentages of direct costs to revenue than our consolidated results.

     Cost of Services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2006	Revenue	2005	Revenue	Change	Change	2006	Revenue	2005	Revenue	Change	Change

In thousands:
Communication Services	$116,880	47.1%	$102,592	48.4%	$14,288	13.9%	$233,126	48.8%	$212,337	49.3%	$20,789	9.8%
Conferencing Services	53,641	34.4%	35,240	33.9%	18,401	52.2%	104,989	35.9%	64,903	33.8%	40,086	61.8%
Receivables Management	30,837	52.2%	28,435	51.7%	2,402	8.4%	62,061	52.1%	55,898	51.3%	6,163	11.0%
Intersegment eliminations	(1,235)	NM	(970)	NM	(265)	NM	(2,762)	NM	(1,904)	NM	(858)	NM

Total	$200,123	43.3%	$165,297	44.7%	$34,826	21.1%	$397,414	44.8%	$331,234	45.4%	$66,180	20.0%

NM — Not Meaningful
     Communication services costs of services increased $14.3 million, or 13.9%, in the second quarter of 2006 to $116.9 million from $102.6 million for the second quarter of 2005. This increase included $11.0 million from the acquisition of Intrado. The remaining increase is due to the increase in our inbound dedicated agent business. As a percentage of revenue, communication services cost of services decreased to 47.1% for the second quarter of 2006, compared to 48.4% for the comparable period in 2005. Communication services costs of services increased $20.8 million, or 9.8%, in the six months ended June 30, 2006 to $233.1 million from $212.3 million for the six months ended June 30, 2005. As a percentage of revenue, communication services cost of services decreased to 48.8% for the six months ended June 30, 2006, compared to 49.3% for the comparable period in 2005. The decrease as a percentage of revenue is due to the acquisition of Intrado, which has historically had a lower percentage of direct costs to revenue than our consolidated results.
     Conferencing services cost of services for the second quarter of 2006 increased $18.4 million, or 52.2%, to $53.6 million from $35.2 million for the second quarter of 2005. As a percentage of revenue, conferencing services cost of services increased to 34.4% for the second quarter of 2006, compared to 33.9% for the comparable period in 2005. Conferencing services cost of services for the six months ended June 30, 2006 increased $40.1 million, or 61.8%, to $105.0 million from $64.9 million for the six months ended June 30, 2005. As a percentage of revenue, conferencing services cost of services increased to 35.9% for the six months ended June 30, 2006, compared to 33.8% for the comparable period in 2005. The increase in cost of services for the three and six months ended June 30, 2006 included $12.4 million and $23.2 million, respectively, from the acquisitions of Sprint’s conferencing assets and Raindance, which we acquired on June 3, 2005 and April 6, 2006, respectively.
     Receivables management cost of services for the second quarter of 2006 increased $2.4 million, or 8.4%, to $30.8 million from $28.4 million for the second quarter of 2005. As a percentage of revenue, receivables management cost of services increased to 52.2% for the second quarter of 2006, compared to 51.7% for the comparable period in 2005. Receivables management cost of services for the six months ended June 30, 2006 increased $6.2 million, to $62.1 million from $55.9 million for the six months ended June 30, 2005. As a percentage of revenue, receivables management cost of services increased to 52.1% for the six months ended June 30, 2006, compared to 51.3% for the comparable period in 2005
     Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $46.6 million, or 33.7%, to $185.0 million for the second quarter of 2006, from $138.4 million for the comparable period of 2005. This increase included $37.5 million from the acquisitions of Sprint’s conferencing assets, Intrado and Raindance. These acquisitions closed for accounting purposes on June 3, 2005, April 1, 2006 and April 1, 2006, respectively. Also we recognized $3.0 million in expenses associated with the contemplated recapitalization transaction. The transaction is currently expected to close in the fourth quarter of 2006 and is subject to customary closing conditions including the approval of West Corporation’s stockholders. In addition, on January 1, 2006 we adopted SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Total stock compensation expense recognized during the three months ended June 30, 2006 was $3.6 million compared to $0.1 million for the three June 30, 2005. As a percentage of revenue, SG&A expenses increased to 40.1% of revenue for the second quarter of 2006, compared to 37.4% for the comparable period of 2005.

     SG&A expenses increased by $68.2 million, or 25.0%, to $341.1 million for the six months ended June 30, 2006 from $272.9 million for the comparable period of 2005. This increase included $48.1 million from the acquisitions of Sprint’s conferencing assets, Intrado and Raindance. Also, the total stock compensation expense recognized from the adoption of SFAS 123R during the six months ended June 30, 2006 was $7.2 million compared to $0.3 million for the six months ended June 30, 2005. We also recognized $5.0 million in expenses associated with the contemplated recapitalization in the six months ended June 30, 2006. As a percentage of revenue, SG&A expenses increased to 38.5% for the six months ended June 30, 2006, compared to 37.4% for the comparable period of 2005.
     Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2006	Revenue	2005	Revenue	Change	Change	2006	Revenue	2005	Revenue	Change	Change

In thousands:
Communication Services	$104,369	42.0%	$79,991	37.7%	$24,378	30.5%	$188,429	39.4%	$158,132	36.7%	$30,297	19.2%
Conferencing Services	62,720	40.2%	41,931	40.3%	20,789	49.6%	117,197	40.0%	82,307	42.8%	34,890	42.4%
Receivables Management	18,220	30.9%	16,672	30.3%	1,548	9.3%	35,926	30.1%	32,849	30.1%	3,077	9.4%
Intersegment eliminations	(257)	NM	(208)	NM	(49)	NM	(442)	NM	(361)	NM	(81)	NM

Total	$185,052	40.1%	$138,386	37.4%	$46,666	33.7%	$341,110	38.5%	$272,927	37.4%	$68,183	25.0%

NM — Not Meaningful
     Communication services SG&A expenses increased by $24.4 million, or 30.5%, to $104.4 million for the second quarter of 2006 from $80.0 million for the second quarter 2005. The increase in SG&A for the three months ended June 30, 2006 included $21.1 million of expenses from the acquisition of Intrado, which we acquired on April 4, 2006. As a percentage of revenue, communication services SG&A expenses increased to 42.0% for the second quarter of 2006 compared to 37.7% for the comparable period of 2005. Communication services SG&A expenses increased by $30.3 million, or 19.2%, to $188.4 million for the six months ended June 30, 2006 from $158.1 million for the six months ended June 30, 2005. The primary reasons for this increase were the adoption of SFAS 123R, costs incurred in starting up additional contact centers in Bryan, Texas and the Philippines, the acquisition of Intrado, and the segment’s allocation of the expenses associated with the contemplated recapitalization. As a percentage of revenue, communication services SG&A expenses increased to 39.4% for the six months ended June 30, 2006 compared to 36.7% for the comparable period of 2005.
     Conferencing services SG&A for the second quarter of 2006 increased $20.8 million, or 49.6%, to $62.7 million from $41.9 million for the second quarter 2005. The increase in SG&A for the three months ended June 30, 2006 included $16.4 million from the acquisition of Sprint’s conferencing assets and Raindance, which we acquired on June 3, 2005, and April 6, 2006, respectively. As a percentage of revenue, conferencing services SG&A expenses decreased to 40.2% for the second quarter of 2006 compared to 40.3% for the comparable period of 2005. Conferencing services SG&A for the six months ended June 30, 2006 increased $34.9 million, or 42.4%, to $117.2 million from $82.3 million for the six months ended June 30, 2005. The increase in SG&A for the six months ended June 30, 2006 included $27.0 million from the acquisitions of Sprint’s conferencing assets and Raindance, which we acquired on June 3, 2005 and April 6, 2006, respectively. As a percentage of revenue, conferencing services SG&A expenses decreased to 40.0% for the six months ended June 30, 2006 compared to 42.8% for the comparable period of 2005. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisitions of Sprint’s conferencing assets and Raindance.
     Receivables management SG&A for the second quarter of 2006 increased $1.5 million, or 9.5%, to $18.2 million from $16.7 million for the second quarter 2005. As a percentage of revenue, receivables management SG&A increased to 30.9% for the second quarter of 2006, compared to 30.3% for the comparable period in 2005. Receivables management SG&A for the six months ended June 30, 2006, increased $3.1 million, or 9.4%, to $35.9 million from $32.8 million for the six months ended June 30, 2005. As a percentage of revenue, receivables management SG&A remained unchanged at 30.1% for the six months ended June 30, 2006, compared to the comparable period in 2005.

     Operating income: Operating income increased by $10.4 million, or 15.7%, to $76.5 million for the second quarter of 2006 from $66.1 million for the comparable period of 2005. As a percentage of revenue, operating income decreased to 16.6% for the second quarter of 2006, compared to 17.9% for the corresponding period in 2005. Operating income increased by $22.7 million, or 18.1%, to $147.9 million for the six months ended June 30, 2006, from $125.2 million for the comparable period of 2005. As a percentage of revenue, operating income decreased to 16.7% for the six months ended June 30, 2006, compared to 17.2% for the corresponding period in 2005. As previously noted, the decrease in operating income as a percentage of revenue during the three and six months ended June 30, 2006 is primarily due to the transaction expense for the contemplated recapitalization and the adoption of SFAS 123R.
     Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2006	Revenue	2005	Revenue	Change	Change	2006	Revenue	2005	Revenue	Change	Change

In thousands:
Communication Services	$27,048	10.9%	$29,444	13.9%	$(2,396)	-8.1%	$56,172	11.8%	$60,057	13.9%	$(3,885)	-6.5%
Conferencing Services	39,491	25.3%	26,760	25.7%	12,731	47.6%	70,531	24.1%	44,913	23.4%	25,618	57.0%
Receivables Management	9,964	16.9%	9,901	18.0%	63	0.6%	21,189	17.8%	20,214	18.6%	975	4.8%

Total	$76,503	16.6%	$66,105	17.9%	$10,398	15.7%	$147,892	16.7%	$125,184	17.2%	$22,708	18.1%

     Communication services operating income decreased $2.4 million, or 8.1%, to $27.0 million for the second quarter of 2006 from $29.4 million for the second quarter 2005. As a percentage of revenue, communication services operating income decreased to 10.9% for the second quarter of 2006, compared to 13.9% for the corresponding period in 2005. Communication services operating income decreased $3.9 million, or 6.5%, to $56.2 million for the six months ended June 30, 2006 from $60.1 million for the comparable period of 2005. As a percentage of revenue, communication services operating income decreased to 11.8% for the six months ended June 30, 2006, compared to 13.9% for the corresponding period in 2005. The decrease in operating income as a percentage of revenue during the three and six months ended June 30, 2006 is primarily due to the transaction expense for the contemplated recapitalization and the adoption of SFAS 123R. Also, operating income was lower than the comparative periods due to the approximate $4.0 million recognized in the second quarter of 2005 which related to a settlement of a contractual relationship.
     Conferencing services operating income for the second quarter of 2006 increased $12.7 million, or 47.6%, to $39.5 million from $26.8 million for the second quarter 2005. The increase in operating income for the three months ended June 30, 2006 included $9.5 million from the acquisitions of Sprint’s conferencing assets and Raindance, which we acquired on June 3, 2005 and April 6, 2006, respectively. As a percentage of revenue, conferencing services operating income decreased to 25.3% for the second quarter of 2006, compared to 25.7% for the corresponding period in 2005. Conferencing services operating income for the six months ended June 30, 2006 increased $25.6 million, or 57%, to $70.5 million from $44.9 million for the six months ended June 30, 2005. The increase in operating income for the six months ended June 30, 2006 included $18.4 million from the acquisitions of Sprint’s conferencing assets and Raindance. As a percentage of revenue, conferencing services operating income increased to 24.1% for the six months ended June 30, 2006, compared to 23.4% for the corresponding period in 2005.
     Receivables management operating income for the second quarter of 2006 increased $0.1 million, or 0.6%, to $10.0 million from $9.9 million for the second quarter 2005. As a percentage of revenue, receivables management operating income decreased to 16.9% for the second quarter of 2006, compared to 18.0% for the comparable period in 2005. Receivables management operating income for the six months ended June 30, 2006 increased $1.0 million, or 4.8%, to $21.2 million from $20.2 million for the six months ended June 30, 2005. As a percentage of revenue, receivables management operating income decreased to 17.8% for the six months ended June 30, 2006, compared to 18.6% for the comparable period in 2005. The decrease in operating income as percentage of revenue during the three and six months ended June 30, 2006 is primarily due to the transaction expense for the contemplated recapitalization and the adoption of SFAS 123R.
     Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the second quarter of 2006 was $(10.8) million compared to $(2.7) million for the second quarter of 2005. Other income (expense) for the six months ended June 30, 2006 was $(16.4) million compared to $(6.1) million for the six months ended 2005. The change in other expense for the three and six months ended June 30, 2006 is primarily due to interest expense on the debt incurred for the acquisitions of Intrado and Raindance on April 4, 2006 and April 6, 2006, respectively.
     Net income: Net income increased by $0.3 million, or 0.8%, for the second quarter of 2006 to $37.8 million from net income of $37.5 million for the second quarter of 2005. Net income increased by $7.8 million, or 11.0%, for the six months ended June 30, 2006 to $78.8 million from net income of $71.0 million for the six months ended June 30, 2005. Net income includes a provision for income tax expense at an effective rate of approximately 38.8% and 37.9% for the three and six months ended June 30, 2006, respectively, compared to an effective tax rate of approximately 36.8% for the same periods in 2005. The increase in the effective tax rate for the three and six months ended June 30, 2006 is due to the non deductibility of $3.0 million in expenses incurred in connection with the contemplated recapitalization transaction.
Liquidity and Capital Resources
     We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.
     Our current and anticipated uses of cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, tax payments, capital expenditures, purchase of portfolio receivables, interest payments and the repayment of principal on debt. In addition, we have recently completed the acquisitions of two companies, Intrado and Raindance, which increased the outstanding balance on the bank credit facility to $760.0 million on April 6, 2006. Both of these acquisitions closed in April 2006. Prior to the closing of these acquisitions, we amended and restated our bank facility on March 30, 2006. The Amended and Restated Credit Agreement included the following features: increased the revolving credit available from $400 million to $800 million; included an uncommitted add-on facility allowing an additional increase in the revolving credit available from $800 million to $1.2 billion; increased the letter of credit commitment amount from $20 million to $50 million; increased the swingline loan commitment amount from $10 million to $25 million; reduced the required Consolidated Leverage Ratio from “2.5 to 1.0” to “3.0 to 1.0”; reduced the minimum commitment fee from 15 basis points to 8 basis points; reduced the maximum commitment fee from 25 basis points to 17.5 basis points; reduced the maximum interest rate over the alternative base rate from 25 basis points to 0 basis points; reduced the minimum interest rate over LIBOR from 75 basis points to 40 basis points; and reduced the maximum interest rate over LIBOR from 125 basis points to 87.5 basis points.
     On May 31, 2006, we announced that we had entered into a definitive agreement to recapitalize West by merger of Omaha Acquisition Corp., a newly-formed Delaware corporation whose current owners are private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC, with and into West. The transaction values the Company at approximately $4.1 billion, including debt as of the date of the definitive agreement. The transaction is currently expected to close in the fourth quarter of 2006 and is subject to customary closing conditions including the approval of West Corporation’s stockholders. Assuming this transaction closes as planned, our stock will no longer be publicly traded.

     The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2006	2005	Change	% Change
Net cash provided by operating activities	$157,100	$136,324	$20,776	15.2%
Net cash used in investing activities	$(652,715)	$(249,938)	$(402,777)	161.2%
Net cash flows provided by financing activities	$498,214	$116,843	$381,371	326.4%
     Our primary source of liquidity has been cash flow from operations, supplemented by borrowings under our bank and specialized credit facilities.
     Net cash flow from operating activities increased $20.8 million, or 15.2%, to $157.1 million for the six months ended June 30, 2006, compared to net cash flows from operating activities of $136.3 million for the comparable period in 2006. The increase in net cash flows from operating activities is due primarily to an increase in net income and accounts payable. These increases were partially offset by increases in accounts receivable and other assets and decreases in accrued expenses and income taxes payable. Beginning on January 1, 2006 we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows rather than operating cash flows. The excess tax benefits for the six months ended June 30, 2006 were $8.9 million.
     Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 50 days for the three months ended June 30, 2006. For the three months ended June 30, 2005 the days sales outstanding was 48 days.
     Net cash used in investing activities increased $402.8 million, or 161.2%, to $652.7 million for the six months ended June 30, 2006, compared to net cash used in investing activities of $249.9 million for the six months ended June 30, 2005. We invested $593.2 million for the acquisition costs of Intrado and Raindance during the six months ended June 30, 2006 compared to $208.2 million in acquisition costs invested for the acquisition of Sprint’s conferencing assets during the six months ended June 30, 2005. We invested $45.1 million in capital expenditures during the six months ended June 30, 2006 compared to $34.3 million for the six months ended June 30, 2005. The capital expenditures in 2006 were mainly related to telephone switching equipment, computer hardware and software and facility expansion in new contact centers in Bryan, Texas and the Philippines and an increase in conferencing port capacity and expansion of certain domestic facilities. Investing activities during the six months ended June 30, 2006 included the purchase of receivable portfolios for $36.2 million and cash proceeds applied to the amortization of receivable portfolios of $32.2 million, compared to $36.2 million for the purchase of receivable portfolios and $31.7 million of cash proceeds applied to the amortization of receivable portfolios during the six months ended June 30, 2005.
     Net cash flow from financing activities increased $381.4 million, or 326.4%, to $498.2 million for the six months ended June 30, 2006, compared to net cash flow used in financing activities of $116.8 million for the comparable period in 2005. During the six months ended June 30, 2006, net cash flow from financing activities was primarily for usage of the revolving bank credit facility to finance the acquisitions of Intrado and Raindance. During the six months ended June 30, 2006, the net increase on the bank credit facility was $470.0 million compared to $110.0 million during the same period in 2005. Proceeds from issuance of portfolio notes payable were $30.8 million during the six months ended June 30, 2006 compared to $31.9 million for the same period in 2005. Proceeds from our stock-based employee benefit programs for the six months ended June 30, 2006 were $17.1 million compared to $4.6 million for the same period in 2005 as 964,538 options were exercised during the six months ended June 30, 2006 compared to 272,520 during the same period in 2005. Payments on portfolio notes payable were $24.7 million, for the six months ended June 30, 2006 compared to $29.6 million for the same period in 2005.

     We have a $800 million revolving bank credit facility for general cash requirements. We also have two specialized credit facilities for the purchase of receivable portfolios.
     Bank Facility. On March 30, 2006, we amended and restated our bank credit facility. This amendment and restatement increased the borrowing capacity of the revolving credit facility from $400.0 million to $800.0 million. The maturity date of the new credit facility is March 30, 2011. The revolving credit facility bears interest at a variable rate over a selected LIBOR based on our leverage ratio. At June 30, 2006, $690.0 million was outstanding on the revolving credit facility. To finance the Intrado and Raindance acquisitions we borrowed an additional $595 million on the revolving credit facility. The highest balance outstanding on the revolving credit facility during the three and six months ended June 30, 2006 was $784.0 million. The average daily outstanding balance of the revolving credit facility during the three months and six months ended June 30, 2006, was $718.3 million and $461.6 million, respectively. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three and six months ended June 30, 2006 was 5.63%. The commitment fee on the unused revolving credit facility at June 30, 2006 was 0.08%. The amended and restated facility bears interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. All our obligations under the revolving credit facility are unconditionally guaranteed by substantially all of our domestic subsidiaries. The revolving credit facility contains various financial covenants, which include a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, share based compensation, depreciation and amortization (“adjusted EBITDA”) which may not exceed 3.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at June 30, 2006.
     Cargill Facility. We maintain, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (“WAP”), a revolving financing facility with a third-party specialty lender, CFSC Capital Corp. XXXIV (“Cargill”). The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each portfolio purchase from Cargill and we will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At June 30, 2006, we had $46.6 million of non-recourse portfolio notes payable outstanding under this facility compared to $40.5 million outstanding at December 31, 2005. Effective January 1, 2006, this facility was renegotiated reducing Cargill’s percentage interest in WAP from approximately 30% to 25% in return for an exclusivity agreement, under which WAP grants Cargill the sole right to finance certain customer obligations acquired by WAP. The renegotiated agreement also includes a commitment to finance $150.0 million of accounts receivable purchases over three years.
     Sallie Mae Facility. We maintain, through our wholly owned subsidiary, West Asset Management Inc. (“WAM”), formerly Attention, a $20 million revolving financing facility with a third-party specialty lender. In connection with this facility in December 2003, we capitalized a consolidated special purpose entity (“SPE”), for the sole purpose of purchasing defaulted accounts receivable portfolios. These assets are purchased by us, transferred to the SPE and sold to a non-consolidated qualified special purpose entity (“QSPE”). As of June 30, 2006 we have a remaining commitment to purchase $7.9 million in receivable portfolios by July 31, 2006 and an additional $35.0 million of receivable portfolio purchases by July 31, 2007. Pursuant to this credit facility, we will be required to fund a minimum of 20% ($8.5 million at June 30, 2006) of the purchases, with the third party lender financing the remainder of the purchases on a non-recourse basis. In certain circumstances, we may extend the purchasing period to July 31, 2008. Interest accrues on the debt at a variable rate equal to the greater of (i) prime plus 2% or (ii) 50 basis points above the lenders actual cost of funds. These assets will be purchased by us, transferred to the SPE and sold to a non-consolidated QSPE.
     We will perform collection services on the purchased receivable portfolios for a fee, which will be recognized when cash is received. The SPE and the third party lender will also be entitled to a portion of the profits of the non-consolidated QSPE to the extent cash flows from collections are greater than amounts owed by the QSPE after repayment of all servicing fees, loan expenses and the return of capital. On June 30, 2006 and December 31, 2005, the SPE had a note receivable from the non-consolidated QSPE for $4.6 million and $4.2 million, respectively. Also, on June 30, 2006, $4.5 million of the $20.0 million revolving financing facility had been utilized.
Contractual Obligations
     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The net increase on the revolving credit facility was $470.0 million, increasing our outstanding balance at June 30, 2006 to $690.0 million. On March 30, 2006, we amended and restated our bank credit facility, see the discussion above under “— Liquidity and Capital Resources— Bank Facility.” Effective January 1, 2006, we amended our Cargill agreement, which includes a commitment to finance $150.0 million of accounts receivable purchases over three years. During April 2006 we paid $8.9 million and accrued an additional $5.1 million with respect to the acquisition earn out commitments, resulting in a remaining obligation of $10.9 million.
     On May 31, 2006, we announced that we had entered into a definitive agreement to recapitalize West by merger of West with Omaha Acquisition Corp., a newly-formed Delaware corporation whose current owners are private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC. The transaction values the Company at approximately $4.1 billion, including debt as of the date of the definitive agreement. The transaction is currently expected to close in the fourth quarter of 2006 and is subject to customary closing conditions including the approval of West Corporation’s stockholders. Assuming this transaction closes as planned, our stock will no longer be publicly traded.
Capital Expenditures
     Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $45.1 million for the six months ended June 30, 2006. Capital expenditures were $34.3 million for the six months ended June 30, 2005. We currently estimate our capital expenditures for the remainder of 2006 to be approximately $38.0 to $51.0 million primarily for equipment and upgrades at existing facilities.
     Our bank credit facility, discussed above, includes covenants which allow us to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $800.0 million, incur capital lease indebtedness in an aggregate principal amount not to exceed $25.0 million, incur accounts receivable securitization indebtedness in an aggregate principal amount not to exceed $200.0 million and incur non-recourse indebtedness in an aggregate principal amount not to exceed $200.0 million without requesting a waiver from the lender. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.
Off — Balance Sheet Arrangements
     We are a party to a synthetic building lease with a lessor. The lessor is not a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51). The initial lease term expires in 2008. There are three renewal options of five years each subject to mutual agreement of the parties. The lease facility bears interest at a variable rate over a selected LIBOR, which resulted in an annual effective interest rate of 6.53% at June 30, 2006. Based on our variable-rate obligation at June 30, 2006, each 50 basis point rate increase would increase quarterly interest expense by approximately $38,000. We may, at any time, elect to exercise a purchase option of approximately $30.5 million for the building. If we elect not to purchase the building or renew the lease, the building would be returned to the lessor for remarketing. We have guaranteed a residual value of 85% to the lessor upon the sale of the building. At June 30, 2006, the fair value of the guaranteed residual value for the building was approximately $0.6 million and is included in other long term assets and other long term liabilities. It is currently our intent to exercise our option to purchase the building on or about September 11, 2006 for a purchase price of $30.5 million.

     We maintain, through our wholly-owned subsidiary, West Asset Management, Inc., a $20.0 million revolving financing facility with a third-party specialty lender. In connection with this facility, we capitalized a consolidated special purpose entity (“SPE”) for the sole purpose of purchasing defaulted accounts receivable portfolios. For further details about this facility, see the discussion above under “Sallie Mae Facility.”
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
Interest Rate Risk
     As of June 30, 2006, we had $690.0 million outstanding under our revolving bank credit facility and $30.5 million of a synthetic lease obligation. The revolving bank credit facility and the synthetic lease obligation bear interest at a variable rate.
     Our revolving bank credit facility bears interest at a variable rate over a selected LIBOR based on our leverage and matures March 30, 2011. At June 30, 2006, $690.0 million was outstanding on the revolving bank credit facility. The average daily outstanding balance of the revolving credit facility during the three and six months ended June 30, 2006 was $718.3 million and $461.6 million, respectively. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three and six months ended June 30, 2005 was 5.63%. The commitment fee on the unused revolving bank credit facility at June 30, 2006 was 0.08%. The facility bears interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. At June 30, 2006 the contractual interest rate was 40 basis points over the selected LIBOR. Based on our obligation under this facility at June 30, 2006, a 50 basis point change would increase or decrease quarterly expense by approximately $0.9 million.
     We are party to a synthetic lease agreement that had an outstanding balance of $30.5 million at June 30, 2006. The synthetic lease has interest terms similar to that of the revolving bank credit facility and bears interest at a variable rate over a selected LIBOR based on our leverage, which adjusts quarterly. The weighted average annual interest rate at June 30, 2006 was 6.53%. The lease bears interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. Based on our obligation under this synthetic lease at June 30, 2006, a 50 basis point change would increase or decrease quarterly interest expense by approximately $38,000. It is currently our intent to exercise our option to purchase the building on or about September 11, 2006 for a purchase price of $30.5 million.

     We do not believe that changes in future interest rates on these variable rate obligations would have a material effect on our financial position, results of operations, or cash flows. We have not hedged our exposure to interest rate fluctuations.
Foreign Currency Risk
     On June 30, 2006, the Communication Services segment had no material revenue or assets outside the United States. During the three months ended June 30, 2006 we terminated our contract for workstation capacity in India. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars and receive calls only from customers in North America. Intrado has a presence in Switzerland and a joint venture in China. Neither of these operations have material revenue or assets.
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
     For the three and six months ended June 30, 2006, revenues from and assets in non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.
Investment Risk
     We do not use derivative financial or commodity instruments. Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. Our cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature and do not expose us to material investment risk.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Our management team continues to review our disclosure controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No corrective actions were required or taken. After the Intrado and Raindance acquisitions, their controls and procedures were subjected to the same evaluation of controls and procedures as we have historically performed on our subsidiaries.

No material weaknesses were identified during this review. As a result, no corrective actions were required or taken with respect to the controls and procedures of Intrado and Raindance.

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
     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation and WTC’s demurrer with respect to five of the seven causes of action. On February 14, 2005, WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West Corporation’s and WTC’s favor on May 5, 2005. The plaintiff and proposed intervenors appealed the judgment and the order denying intervention. On June 30, 2006, the Fourth Appellate District Court of Appeals affirmed the entry of judgment against the original plaintiff, Patricia Sanford, but reversed the denial of the motion to intervene and remanded the case for the trial court to determine whether Berryman and Blankenship should be added as plaintiffs through intervention or amendment of the complaint. Accordingly, the case will return to the trial court for further proceedings.
     Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state court certified a class of Ohio residents. West and WTC have filed a notice of appeal from that decision, and plaintiffs have cross-appealed. West and WTC filed their brief on appeal on June 23, 2006. Plaintiffs’ brief on appeal is due on August 16, 2006. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.
     Polygon Litigation. By letter dated June 26, 2006 and addressed to the special committee of West’s board of directors, Polygon Global Opportunity Master Fund (“Polygon”) identified itself as a West stockholder and expressed concerns regarding certain terms of the Merger Agreement and whether consideration was given to the viability of alternatives to the transactions contemplated by the Merger Agreement. In that letter, Polygon advised West that it may take certain actions to prevent the consummation of the transactions contemplated by the Merger Agreement. On June 28, 2006, West received a letter from Polygon demanding inspection and copying of several broad categories of West’s books and records, which purportedly relate to the transactions contemplated by the Merger Agreement. By letter dated July 6, 2006, West advised Polygon that its demand did not comply with Section 220 of the General Corporation Law of the State of Delaware (“Section 220”) in a number of respects and failed to involve a proper purpose for the inspection sought. Polygon sent a revised demand to West by letter dated July 11, 2006. By letter dated July 18, 2006, West advised Polygon that although the revised demand corrected certain clear technical deficiencies in the prior demand, it still did not comply with Section 220 and still failed to involve a proper purpose for the inspection sought. Polygon and West exchanged additional correspondence regarding the revised demand by letters dated July 26, 2006 and July 28, 2006, respectively.
     On July 31, 2006, Polygon commenced an action against West, captioned Polygon Global Opportunity Master Fund v. West Corporation, in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges, among other things, that Polygon has complied with the statutory demand requirements of Section 220, and that Polygon’s purposes for the inspection sought include: (i) valuing its West stock, (ii) evaluating whether members of West’s special committee or board have breached their fiduciary duties in approving the Merger Agreement, and (iii) communicating with other West stockholders regarding the vote on the Merger Agreement. The complaint seeks an order compelling West to permit the inspection sought and an award of Polygon’s costs and expenses. A trial date of September 21, 2006 has been set. West denies that Polygon’s demand is proper under Section 220 and intends to vigorously defend the litigation.
     Nebraska Litigation. On July 20, 2006, a putative class action styled Lee v. Barker, et al., was filed in the District Court of Douglas County, Nebraska. The complaint names as defendants Thomas B. Barker, Gary L. West, Mary E. West, George H. Krauss, William E. Fisher, Greg T. Sloma and West Corporation. The complaint alleges, among other things, that the defendants have breached fiduciary duties owed to West’s stockholders by negotiating the Agreement and Plan of Merger between West Corporation and Omaha Acquisition Corp. (the “Merger Agreement”) at a price that the plaintiff alleges to be inadequate, by negotiating a Merger Agreement under which Gary and Mary West and certain members of the Company’s management retain a portion of their stock in West Corporation, and by negotiating a Merger Agreement that does not contain a “majority of the minority” provision. The complaint seeks, among other things, to enjoin the stockholder vote on the Merger Agreement. In the alternative, the complaint seeks damages if the Merger Agreement is approved by the Company’s stockholders and the transactions contemplated by the Merger Agreement are completed. The Company denies any wrongdoing and intends to vigorously defend the litigation.
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
     On March 30, 2006, we amended and restated our bank facility to, among other things, increase the revolving credit facility from $400.0 million to $800.0 million. As of June 30, 2006, we had outstanding indebtedness under our bank facility of $690.0 million. Any substantial indebtedness that we incur could adversely affect us in the following ways:
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
     Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
Failure to complete the recapitalization could negatively affect the stock price and the future business and financial results of our Company.
     On May 31, 2006, we announced that we had entered into a definitive agreement to recapitalize West by merger of Omaha Acquisition Corp., a newly-formed Delaware corporation whose current owners are private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC, with and into West.
     In the event that the merger agreement is not adopted by West’s stockholders or if the merger is not completed for any other reason, West stockholders will not receive any payment for their shares of West common stock. Instead, West will remain a public company, its common stock will continue to be listed and traded on the Nasdaq National Market and West stockholders will continue to be subject to the same risks and opportunities as they currently are with respect to their ownership of West common stock. If the merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of your West common stock, including the risk that the market price of West common stock may decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed. From time to time, our board will evaluate and review the business operations, properties, dividend policy and capitalization of West, and, among other things, make such changes as are deemed appropriate and continue to seek to identify strategic alternatives to maximize stockholder value. If the merger agreement is not adopted by West’s stockholders or if the merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to West will be offered or that the business, prospects or results of operations of West will not be adversely impacted.
     West and Omaha Acquisition Corp. may terminate the merger agreement under certain circumstances, including if West’s board changes its recommendation to the stockholders as required by its fiduciary duties under applicable law (with or without the presence of a superior alternative transaction). In specified circumstances, if the merger agreement is terminated before the effective time of the merger, West has agreed to pay Omaha Acquisition Corp. a fee of $93 million and reimburse up to $15 million of Omaha Acquisition Corp.’s documented and reasonable expenses. In certain other specified circumstances, if the merger agreement is terminated before the effective time of the merger, West has agreed to pay Omaha Acquisition Corp. a fee of $67 million and reimburse up to $15 million of Omaha Acquisition Corp.’s documented and reasonable expenses.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of the stockholders of the Company was held on May 11, 2006 (the “Annual Meeting”). The matters submitted to the stockholders for a vote included (a) the election of two directors with a term expiring at the 2008 annual meeting of stockholders, (b) the ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors and (c) approval of our 2006 Stock Incentive Plan. The following table sets forth the results of the voting on these matters:

		Number of		Broker
	Number of	Votes Against		Non
Matter	Votes For	or Withheld	Abstain	Vote

Election of Directors

Thomas B. Barker	55,200,897	13,236,902	—	—

William E. Fisher	67,576,575	861,224	—	—

Ratification of Appointment of Deloitte & Touche LLP as Independent Auditors	68,229,101	205,598	3,100	—
Approval of West Corporation’s 2006 Stock Incentive Plan	46,155,679	18,890,994	1,412,890	1,978,236
Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than the directors elected at the Annual Meeting are Gary L. West, Mary E. West, Greg T. Sloma and George H. Krauss.
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

Date: August 9, 2006

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