Form 10-Q
period 2006-09-30
WEST CORP
filed 2006-11-09
CIK 1024657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant’s telephone number, including area code: (402) 963-1200
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☑      Accelerated filer☐      Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
On October 24, 2006, the registrant completed a recapitalization of the registrant in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between the registrant and Omaha Acquisition Corp. Pursuant to such recapitalization, the registrant’s publicly traded securities (other than certain shares held by Gary and Mary West, the founders of the registrant, certain shares held by members of management who elected to invest in the surviving corporation and those shares owned by stockholders who were entitled and who properly exercised appraisal rights under Delaware law) were cancelled in exchange for merger consideration. After the recapitalization, 78,218,284.7 shares of the registrant’s Class A common stock and 9,777,285.5875 shares of the registrant’s Class L common stock were outstanding.

INDEX

Page No.
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements
Condensed Consolidated Statements of Income (unaudited) — Three and Nine Months Ended September 30, 2006 and 2005	4
Condensed Consolidated Balance Sheets (unaudited) — September 30, 2006 and December 31, 2005	5
Condensed Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosure About Market Risk	34
Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION	37
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	39

Item 4. Submission of Matters to a Vote of Security Holders	39
Item 6. Exhibits	40
SIGNATURES	41
Indenture
Indenture
Registration Rights Agreement
Registration Rights Agreement
Registration Rights and Coordination Agreement
Credit Agreement
Guarantee Agreement
Security Agreement
Intellectual Property Security Agreement
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement
Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement
Management Agreement
Founders Agreement
Stockholder Agreement
Form of Rollover Agreement
2006 Executive Incentive Plan
Restricted Stock Award and Special Bonus Agreement
Option Certificate
Substitute Option Certificate
Nonqualified Deferred Compensation Plan
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
West Corporation and subsidiaries
Omaha, Nebraska
We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Deloitte & Touche LLP
Omaha, Nebraska
November 7, 2006

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE	$473,245	$389,814	$1,359,661	$1,119,159
COST OF SERVICES	206,733	174,239	604,147	505,473
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	183,315	146,911	524,425	419,838

OPERATING INCOME	83,197	68,664	231,089	193,848

OTHER INCOME (EXPENSE):
Interest income	488	389	1,651	1,138
Interest expense	(12,646)	(4,773)	(29,072)	(10,917)
Other, net	697	91	1,511	446

Other expense	(11,461)	(4,293)	(25,910)	(9,333)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	71,736	64,371	205,179	184,515

INCOME TAX EXPENSE	25,105	22,344	73,110	63,656

INCOME BEFORE MINORITY INTEREST	46,631	42,027	132,069	120,859

MINORITY INTEREST IN NET INCOME	3,710	4,202	10,334	12,036

NET INCOME	$42,921	$37,825	$121,735	$108,823

EARNINGS PER COMMON SHARE:
Basic	$0.61	$0.55	$1.73	$1.58

Diluted	$0.59	$0.53	$1.67	$1.53

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic common shares	70,709	69,089	70,363	68,752
Dilutive impact of potential common shares from stock options	2,019	2,497	2,578	2,433

Diluted common shares	72,728	71,586	72,941	71,185

The accompanying notes (unaudited) are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,274	$30,835
Trust cash	6,983	3,727
Accounts receivable, net of allowance of $8,858 and $10,489	274,762	217,806
Portfolio receivables, current portion	52,118	35,407
Other current assets	37,464	28,567

Total current assets	397,601	316,342
PROPERTY AND EQUIPMENT:
Property and equipment	732,350	600,939
Accumulated depreciation and amortization	(434,132)	(366,068)

Total property and equipment, net	298,218	234,871
PORTFOLIO RECEIVABLES, net of current portion	71,563	59,043
GOODWILL	1,145,613	717,624
INTANGIBLE ASSETS, net of accumulated amortization of $79,338 and $53,188	184,038	140,347
OTHER ASSETS	53,321	30,435

TOTAL ASSETS	$2,150,354	$1,498,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,516	$37,370
Accrued expenses	156,633	132,182
Current maturities of portfolio notes payable	43,108	27,275
Income tax payable	38,264	9,468

Total current liabilities	279,521	206,295
PORTFOLIO NOTES PAYABLE, less current maturities	22,832	13,245
LONG TERM OBLIGATIONS	665,000	220,000
DEFERRED INCOME TAXES	—	40,173
OTHER LONG TERM LIABILITIES	41,510	31,772

MINORITY INTEREST	8,897	15,309
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 200,000 shares authorized, 70,736 shares issued and outstanding and 69,718 shares issued and outstanding	708	697
Additional paid-in capital	310,667	272,941
Retained earnings	821,500	699,765
Accumulated other comprehensive loss	(281)	(405)
Unearned restricted stock (79 shares)	—	(1,130)

Total stockholders’ equity	1,132,594	971,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,150,354	$1,498,662

The accompanying notes (unaudited) are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,735	$108,823
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	70,562	62,010
Amortization	29,210	18,341
Deferred income tax expense (benefit)	15,887	(1,934)
Minority interest in earnings, net of distributions of $14,558 and $8,531	(4,216)	3,505
Provision for share based compensation	11,095	429
Other	1,010	1,138
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(39,998)	(23,102)
Other assets	(14,402)	(9,065)
Accounts payable	(6,049)	(13,377)
Other liabilities, accrued expenses and income tax payable	43,924	37,534

Net cash flows provided by operating activities	228,758	184,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs, net of cash received of $103,448 and $0	(602,484)	(209,620)
Purchases of property and equipment	(92,796)	(53,804)
Purchases of portfolio receivables	(73,328)	(53,130)
Collections applied to principal of portfolio receivable	44,097	47,314
Other	(2,837)	(1,005)

Net cash flows used in investing activities	(727,348)	(270,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving bank credit facility	445,000	52,000
Proceeds from issuance of portfolio notes payable	61,521	46,715
Repayments of portfolio notes payable	(36,100)	(42,439)
Proceeds from stock options exercised	18,540	17,358
Excess tax benefits from stock options exercised	9,053	—
Payments of capital lease obligations	(2,590)	—
Debt issuance costs	(1,291)	—

Net cash flows provided by financing activities	494,133	73,634

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(104)	112
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,561)	(12,197)
CASH AND CASH EQUIVALENTS, Beginning of period	30,835	21,939

CASH AND CASH EQUIVALENTS, End of period	$26,274	$9,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,604	$10,644

Cash paid during the period for income taxes, net of cash refunds received of $4,017 and $0	$20,657	$44,322

The accompanying notes (unaudited) are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF CONSOLIDATION AND PRESENTATION
Business Description — West Corporation (the “Company” or “West”) provides business process outsourcing services focused on helping people communicate more effectively. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:
•	Communication Services, including dedicated agent, shared agent, automated and business-to-business services and 9-1-1 emergency infrastructure systems and services;

•	Conferencing Services, including reservationless, operator-assisted, web and video conferencing services; and

•	Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections and commercial collections.
Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice-related transactions.
     Our Communication Services segment provides our clients with a broad portfolio of voice-related services through the following offerings: dedicated agent, shared agent, business services, automated services, and 9-1-1 emergency infrastructure systems and services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers in the United States, Canada, Jamaica and the Philippines. We also support the United States 9-1-1 network and deliver solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.
     Our Conferencing Services segment provides our clients with an integrated global suite of audio, web and video conferencing options. This segment offers four primary services: reservationless, operator-assisted, web and video conferencing. Our Conferencing Services segment operates out of facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, New Zealand, China and India.
     Our Receivables Management segment assists our clients in collecting and managing their receivables. This segment offers debt purchasing and collections, contingent/third-party collections, government collections, first-party collections and commercial collections. Our Receivables Management segment operates out of facilities in the United States, Jamaica and Mexico.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. All intercompany balances and transactions have been eliminated. Our results for the three months and nine months ended September 30, 2006 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.
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
     We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. We follow American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense are established in the current period for the amount required to maintain the internal rate of return, or “IRR”, expectations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During 2006, no impairment allowances were required. Periodically the Receivables Management segment will sell all or a portion

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost of the underlying receivables.
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
     Minority Interest – Effective September 30, 2004, our portfolio receivable lenders, CFSC Capital Corp. XXXIV, (“Cargill”) exchanged its rights to share profits in certain receivables portfolios under its revolving financing facility with us for a 30% minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC (“WAP”). Effective January 1, 2006, and in connection with the renegotiation of the revolving financing facility, we acquired 5% of additional interest in WAP in exchange for an exclusivity agreement with Cargill, which reduced their minority interest to 25%.
     Cash and Cash Equivalents — We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.
     Trust Cash — Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to such clients. A related liability is recorded in accounts payable until settlement with the respective clients.
     Stock-Based-Compensation – During our annual stockholders meeting on May 11, 2006, the proposal to establish the 2006 Stock Incentive Plan (the “Plan”) was approved. The Plan replaced the Amended and Restated West Corporation 1996 Stock Incentive Plan which was scheduled to expire on December 31, 2009. The Plan authorized the granting to our employees, consultants, directors and non-employee directors of options to purchase shares of our common stock (“Common Shares”), as well as other incentive awards based on the Common Shares. As of its effective date, awards covering a maximum of 5,000,000 Common Shares could have been granted under the Plan. The expiration date of the Plan, after which no awards could have been granted, was April 1, 2016. However, the administration of the Plan generally continues in effect until all matters relating to the payment of options previously granted have been settled. Options granted under this Plan had a ten-year contractual term. Options vested and became exercisable within such period (not to exceed ten years) as determined by the Compensation Committee; however, options granted to outside directors generally vested over three years. On October 30, 2006, in connection with a recapitalization of West Corporation in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. (see Subsequent Events note), we terminated the Plan.
     On January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). Prior to January 1, 2006, we accounted for the stock-based-compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning of the year retained earnings. We are currently evaluating the impact FIN 48 will have on our financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact, if any, adopting SAB 108 will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, SFAS 157 will have on our financial statements.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. MERGERS AND ACQUISITIONS
     Recapitalization
     On October 23, 2006, the stockholders of West Corporation approved the proposal to adopt the Agreement and Plan of Merger, dated as of May 31, 2006, between Omaha Acquisition Corp. and West in connection with a recapitalization of the Company (see Subsequent Events note).
       Intrado
     On April 4, 2006, we completed our previously announced acquisition of all of the outstanding shares of Intrado Inc. ( “Intrado”) pursuant to the Agreement and Plan of Merger, dated as of January 29, 2006, by and among West Corporation, West International Corp., a wholly-owned subsidiary of West Corporation, and Intrado. The purchase price, net of cash received of $58.3 million, and estimated transaction costs were approximately $480 million in cash. We funded the acquisition with a combination of cash on hand, a portion of Intrado’s cash on hand and borrowings under our bank revolving credit facility. The results of Intrado’s operations have been included in our consolidated financial statements since April 1, 2006.
     Intrado is a provider of 9-1-1 infrastructure systems and services and is part of our Communication Services segment. Based in Longmont, Colorado, Intrado provides mission critical services to major United States telecommunications providers. Intrado supports the United States 9-1-1 network and delivers solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.
     At September 30, 2006 estimated goodwill and finite lived intangible assets, net of amortization, was $367.7 million and $59.1 million, respectively. We are in the process of obtaining the assistance of a third-party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.
     Factors that contributed to a purchase price resulting in goodwill for this acquisition included its position in a growing market and its innovative technology. Further, Intrado complements the existing offerings of our Communications Services segment, providing cross-selling and margin expansion opportunities.
  Raindance
     On April 6, 2006, we completed our previously announced acquisition of all of the outstanding shares of Raindance Communications, Inc. (“Raindance”) pursuant to the Agreement and Plan of Merger, dated as of February 6, 2006, by and among West Corporation, Rockies Acquisition Corporation, a wholly-owned subsidiary of West Corporation, and Raindance. The purchase price, net of cash received of $45.1 million, and estimated transaction costs were approximately $112 million in cash. We funded the acquisition with a combination of cash on hand and borrowings under our bank revolving credit facility. The results of Raindance’s operations have been included in our consolidated financial statements since April 1, 2006.
     Raindance provides web and audio conferencing services. Based in Louisville, Colorado, Raindance serves a base of corporate customers across vertical markets and industries. Raindance is part of our Conferencing Services segment, and Raindance products and services are being integrated into the InterCall suite of products.
     At September 30, 2006 estimated goodwill and finite lived intangible assets, net of amortization, was $45.0 million and $15.1 million, respectively. We are in the process of obtaining the assistance of a third-party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Factors that contributed to a purchase price resulting in goodwill for the purchase of Raindance include its enhanced multimedia conferencing technologies, system synergies in the Conferencing Services segment and margin expansion opportunities due to additional scale and cost savings opportunities.
     Pro forma
     Assuming Intrado, Raindance and Sprint conferencing asset acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the nine months ended September 30, 2006 and three and nine months ended September 30, 2005 would have been, in thousands, except per share amounts, as follows:

	Three months ended	Nine months ended
	September 30,	September 30,	September 30,
	2005	2006	2005
Revenue	$464,288	$1,416,154	$1,331,777
Net Income	$37,253	$114,434	$101,004
Earnings per common share-basic	$0.54	$1.63	$1.47
Earnings per common share-diluted	$0.52	$1.57	$1.42
     The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies. The results for the three months ended September 30, 2006 are the same our as reported amounts as the acquisitions of Intrado and Raindance, for accounting purposes, occurred on April 1, 2006.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the activity in goodwill by reporting segment for the nine months ended September 30, 2006, in thousands:

	Communication	Conferencing	Receivables
	Services	Services	Management	Consolidated
Balance at December 31, 2005	$88,632	$498,220	$130,772	$717,624
Intrado acquisition	367,689	—	—	367,689
Raindance acquisition	—	44,960	—	44,960
Purchase price allocation adjustments	—	10,240	—	10,240
Earn out adjustment	—	—	5,100	5,100

Balance at September 30, 2006	$456,321	$553,420	$135,872	$1,145,613

     We allocated the excess of the Intrado and Raindance purchase costs over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of obtaining the assistance of a third-party to assist us with the valuation of certain intangible assets. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We do not expect to finalize the Intrado or Raindance appraisals until the first quarter of 2007. Goodwill recognized in these transactions is currently estimated at $412.6 million and is not deductible for tax purposes.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     During the three months ended June 30, 2006, we completed the purchase price allocation for Sprint’s conferencing assets acquisition. The results of the valuation of certain intangible assets required an additional $10.2 million to be allocated to goodwill and a corresponding reduction to certain finite lived intangible assets from what was previously estimated.
     In April 2006, we accrued an additional $5.1 million in goodwill for an earn out obligation of the Attention acquisition.
Other intangible assets
     Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

				Weighted
	As of September 30, 2006			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period
Customer lists	$204,872	$(66,896)	$137,976	7.1
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(5,649)	9,314	17.0
Trade names	6,251	(2,127)	4,124	3.7
Other intangible assets	13,380	(4,666)	8,714	5.0

Total	$263,376	$(79,338)	$184,038

				Weighted
	As of December 31, 2005			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period
Customer lists	$146,650	$(43,964)	$102,686	5.8
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(4,988)	9,975	17.0
Trade names	1,751	(1,525)	226	3.1
Other intangible assets	6,261	(2,711)	3,550	6.6

Total	$193,535	$(53,188)	$140,347

     Amortization expense for finite lived intangible assets was $9.5 million and $7.2 million for the three months ended September 30, 2006 and 2005, respectively, and $26.2 million and $16.5 million for the nine months ended September 30, 2006 and 2005, respectively. Estimated amortization expense to be incurred over the next six years, in millions, for the intangible assets acquired in all acquisitions is as follows:

2006	$35.5
2007	37.6
2008	29.7
2009	25.8
2010	16.4
2011	$5.7

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4 . PORTFOLIO RECEIVABLES
     Changes in purchased receivable portfolios for the year ended December 31, 2005 and nine months ended September 30, 2006, respectively, in thousands, were as follows:

Balance at January 1, 2005	$83,543
Cash purchases	11,403
Non recourse borrowing purchases	66,786
Recoveries	(154,558)
Proceeds from portfolio sales, net of putbacks	(25,292)
Revenue recognized	115,401
Purchase putbacks	(2,833)

Balance at December 31, 2005	$94,450
Less: current portion	(35,407)

Portfolio receivables, net of current portion	$59,043

Balance at January 1, 2006	$94,450
Cash purchases	12,919
Non recourse borrowing purchases	61,521
Recoveries	(127,382)
Proceeds from portfolio sales, net of putbacks	(22,149)
Revenue recognized	105,434
Purchase putbacks	(1,112)

Balance at September 30, 2006	$123,681
Less: current portion	(52,118)

Portfolio receivables, net of current portion	$71,563

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. ACCRUED EXPENSES
     Accrued expenses in thousands consisted of the following as of:

	September 30,	December 31,
	2006	2005
Accrued wages	$40,556	$46,848
Accrued phone	29,142	23,061
Deferred revenue	10,696	5,930
Accrued employee benefit costs	9,756	9,907
Acquisition earnout commitments	10,850	8,900
Accrued other taxes (non-income related)	9,004	8,849
Accrued interest payable	8,428	1,960
Customer deposits	3,001	3,481
Other current liabilities	35,200	23,246

	$156,633	$132,182

6. LONG TERM OBLIGATIONS
     On March 30, 2006 we amended and restated our bank revolving credit facility. This amendment and restatement increased the borrowing capacity of the revolving credit facility from $400.0 million to $800.0 million. The maturity date of the new revolving credit facility was March 30, 2011. The revolving credit facility bore interest at a variable rate over a selected LIBOR based on our leverage ratio. At September 30, 2006, $665.0 million was outstanding on the revolving credit facility. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months and nine months ended September 30, 2006 was 6.21% and 5.84%, respectively. The commitment fee on the unused revolving credit facility at September 30, 2006 was 0.15%. The amended and restated revolving credit facility bore interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. All of our obligations under the revolving credit facility were unconditionally guaranteed by substantially all of our domestic subsidiaries. The revolving credit facility contained various financial covenants, which included a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, share based compensation, depreciation and amortization (“adjusted EBITDA”) which may not exceed 3.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios were measured on a rolling four-quarter basis. We were in compliance with the financial covenants at September 30, 2006. At October 24, 2006, there was an outstanding amount due under the bank revolving credit facility of approximately $663.3 million, which was paid in full in connection with the consummation of a recapitalization of the Company (see Subsequent Events note).
     Our portfolio notes payable consisted of the following as of:

	September 30,	December 31,
	2006	2005
Non-recourse portfolio notes payable	$65,940	$40,520
Less current maturities	43,108	27,275

Portfolio notes payable	$22,832	$13,245

     Pursuant to this arrangement, we can borrow from Cargill 80% to 85% of the purchase price of each portfolio purchase made and we will fund the remainder. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all portfolio receivables within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20.0 million. Payments are due monthly over two years from the date of origination.
     In October 2006, we incurred $3.2 billion of new debt and paid off our existing revolving credit facility in connection with a recapitalization of West (see Subsequent Events note). As a result, we will record a $3.9 million charge to interest expense in the fourth quarter of 2006 to expense the debt acquisition costs associated with the previous bank revolving credit facility. The new debt consists of $2,100.0 million under a term loan facility which will be subject to scheduled amortization of $21.0 million per year with variable interest at 2.75% over the selected LIBOR; $650.0 million aggregate principal amount of 9 1/2% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest on the notes will accrue and be payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2007 (see Subsequent Events note).

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EARNINGS PER SHARE
     Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options. At September 30, 2006 and 2005, there were no options outstanding with exercise prices exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.
8. STOCK-BASED-COMPENSATION
     The following table presents the activity of the stock options for the nine months ended September 30, 2005 and 2006, respectively:

	Stock Option	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2004	6,771,858	$19.10
Granted	700,039	34.81
Canceled	(195,727)	27.37
Exercised	(908,735)	19.09

Outstanding at September 30, 2005	6,367,435	$20.66

Options available for future grants at September 30, 2005	443,096

Outstanding at December 31, 2005	6,271,165	$21.22
Granted	641,125	44.64
Canceled	(134,119)	37.49
Exercised	(977,907)	17.95

Outstanding at September 30, 2006	5,800,264	$23.98

Options available for future grants at September 30, 2006	4,621,500

     The increase in the options available for future grants from September 30, 2005 to September 30, 2006 resulted from the ratification on May 11, 2006 of the proposal to establish the 2006 Stock Incentive Plan. Awards covering a maximum of 5,000,000 Common Shares could have been granted under the plan.
     The following table summarizes information about our employees’ and directors’ stock options outstanding at September 30, 2006:

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted
		Average	Weighted		Weighted
Range of	Stock Option	Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Stock Option	Exercise
Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price
$8.00 - $13.6215	1,224,152	2.2	$9.69	1,224,152	$9.69
$13.6216 - $18.162	396,549	6.2	$16.14	180,993	$15.89
$18.1621 - $22.7025	798,750	6.4	$18.83	573,711	$18.86
$22.7026 - $27.243	1,625,342	7.1	$25.16	745,160	$25.39
$27.2431 - $31.7835	433,801	7.4	$29.49	128,959	$29.51
$31.7836 - $36.324	418,295	8.3	$33.62	85,795	$33.61
$36.3241 - $40.8645	329,500	8.9	$37.72	41,188	$38.05
$40.8646 - $47.98	573,875	9.6	$46.08	—	$0.00

$8.00 - $47.98	5,800,264	6.4	$23.98	2,979,958	$17.70

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
     As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes for the three and nine months ended September 30, 2006, is $3.7 million and $10.8 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. We recognize the cost of all share-based awards on a straight-line basis over the vesting period of the award net of estimated forfeitures. Total stock compensation expense recognized during the three months and nine months ended September 30, 2006 was $3.8 million and $11.1 million, respectively. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006 we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Statement of Cash Flows. The excess tax benefits for the three and nine months ended September 30, 2006 were $0.1 million and $9.1 million, respectively.
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

	2006	2005
Risk-free interest rate	4.74%	3.4%
Dividend yield	0.0%	0.0%
Expected volatility	17.8%	25.3%
Expected life (years)	2.7	5.2
     The weighted average fair value per share of options granted in the three months ended September 30, 2006 and 2005 was $0.86 and $9.33, respectively. The weighted average fair value per share of options granted in the nine months ended September 30, 2006 and 2005 was $11.33 and $8.50, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $0.4 million and $12.6 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $26.1 million and $17.5 million, respectively.
     The following table details what the effects on net income and earnings per share would have been had compensation expense for stock-based awards been recorded in the three months and nine months ended September 30, 2005 based on the fair value method under SFAS 123R.

	Three months	Nine months
	ended September 30,	ended September 30,
	2005	2005
Net Income (in thousands):
As reported	$37,825	$108,823

Add: Stock-based compensation included in reported net income, net of tax	83	270

Deduct: Total stock based compensation expense determined under the fair value method, net of related tax benefits	(541)	(8,028)

Pro forma	$37,367	$101,065

Earnings per common share:
Basic as reported	$0.55	$1.58
Diluted as reported	$0.53	$1.53
Pro forma basic	$0.54	$1.47
Pro forma diluted	$0.52	$1.42
     The components of stock-based-compensation expense in thousands are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock options	$3,719	$—	$10,757	$—
Restricted stock	89	132	291	429
Employee stock purchase plan	—	—	47	—

	$3,808	$132	$11,095	$429

     The net income effect of stock-based-compensation expense for the three months ended September 30, 2006 and 2005 was $2.4 million and $0.1 million, respectively. The net income effect of stock-based-compensation expense for the nine months ended September 30, 2006 and 2005 was $7.0 million and $0.4 million, respectively.
     Unearned restricted stock grants totaled 47,851 and 79,389 shares at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, 43,926 of the 47,851 restricted shares related to compensation agreements with two senior executive officers. These shares carry voting rights, however, sale and transfers of the shares are restricted until the shares vest. Prior to the adoption of SFAS 123R, we presented unearned restricted stock grants in the stockholders’ equity section of the balance sheet. Beginning on January 1, 2006 we changed our balance sheet presentation in accordance with SFAS 123R which requires unearned restricted stock grants be included in additional paid-in capital. At September 30, 2006 and December 31, 2005, the unamortized value of these restricted shares were $0.5 million and $1.1 million, respectively. As a result of the consummation of a recapitalization of the Company in the fourth quarter (see Subsequent Events note), the unrecognized compensation cost related to these restricted shares will be expensed in the fourth quarter of 2006.

     The unearned restricted shares vest through July 2008 or upon a change in control and will be recognized as compensation expense over that time period, or upon a change in control. During the three months ended September 30, 2006 and 2005, $0.1 million was recognized as compensation expense in both periods. During the nine months ended September 30, 2006 and 2005, $0.3 million was recognized as compensation expense in 2006 and $0.4 million in 2005.
     A summary of nonvested option activity for the nine months ended September 30, 2006 is presented below:

		Weighted-Average
	Options	Exercise Price
Nonvested at January 1, 2006	3,365,939	$25.97
Granted	641,125	44.60
Vested	(1,054,514)	23.26
Canceled	(132,244)	37.72

Nonvested at September 30, 2006	2,820,306	$30.62

     At September 30, 2006, there was $17.1 million of unrecognized compensation cost related to nonvested stock option awards that will be recognized over the weighted-average period of approximately 1.5 years. As a result of the consummation of a recapitalization of the Company in the fourth quarter (see Subsequent Events note), the unrecognized compensation cost related to nonvested stock option awards will be expensed in the fourth quarter of 2006.
9. OFF – BALANCE SHEET ARRANGEMENTS
     During September 2006, the Sallie Mae facility was terminated which resulted in dissolution of a non-consolidated qualified special purpose entity (“QSPE”) established in December 2003 solely to hold defaulted accounts receivable portfolios and related funding debt secured through the Sallie Mae facility. The portfolios of the QSPE were purchased by a consolidated WAM subsidiary with funding pursuant to the Cargill agreement. Termination of the agreement removed all remaining Sallie Mae related funding commitments and profit sharing requirements and resulted in a net charge to operating income of $1.3 million.
     During September 2006, we purchased for approximately $30.5 million the building previously leased by us under a synthetic lease, dated May 9, 2003, between Wachovia Development Corporation and West Facilities Corporation.
10. COMPREHENSIVE INCOME
     Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated based on the exchange rates in effect on the balance sheet dates. Currency translation adjustment is our only component of other comprehensive income. The following table summarizes comprehensive income as of September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
Amounts in thousands	2006	2005	2006	2005
Net Income	$42,921	$37,825	$121,735	$108,823
Currency translation adjustment	(144)	145	124	(117)

Total comprehensive income	$42,777	$37,970	$121,859	$108,706

11. BUSINESS SEGMENTS
     We operate in three segments: Communication Services, Conferencing Services and Receivables Management. These segments are consistent with our management of the business and operating focus.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Communication Services segment is composed of dedicated agent, shared agent, automated, business-to-business services and 9-1-1 emergency infrastructure systems and services. The Conferencing Services segment is composed of audio, web and video conferencing services. The Receivables Management segment is composed of debt purchasing and collections, contingent/third party collections, government collections, first-party collections and commercial collections. The following results for 2006 and 2005 include Intrado, Raindance and Sprint’s conferencing related assets from their respective acquisition dates for accounting purposes: April 1, 2006, April 1, 2006 and June 3, 2005, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(amounts in thousands)
Revenue:
Communication Services	$259,106	$213,476	$736,833	$644,002
Conferencing Services	156,099	123,068	448,816	315,192
Receivables Management	59,465	54,453	178,641	163,413
Intersegment eliminations	(1,425)	(1,183)	(4,629)	(3,448)

Total	$473,245	$389,814	$1,359,661	$1,119,159

Operating Income:
Communication Services	$29,149	$28,461	$85,321	$88,518
Conferencing Services	43,428	30,692	113,959	75,605
Receivables Management	10,620	9,511	31,809	29,725

Total	$83,197	$68,664	$231,089	$193,848

Depreciation and Amortization
(Included in Operating Income)
Communication Services	$18,918	$14,289	$51,751	$44,813
Conferencing Services	14,618	12,182	41,429	29,861
Receivables Management	2,240	2,015	6,592	6,749

Total	$35,776	$28,486	$99,772	$81,423

Capital Expenditures:
Communication Services	$9,085	$8,927	$27,446	$31,484
Conferencing Services	6,837	6,757	26,044	11,817
Receivables Management	917	1,712	5,699	6,173
Corporate	30,830	2,080	33,607	4,330

Total	$47,669	$19,476	$92,796	$53,804

	As of September	As of December
	30, 2006	31, 2005
	(amounts in thousands)
Assets:
Communication Services	$918,289	$360,150
Conferencing Services	833,381	749,168
Receivables Management	267,609	301,155
Corporate	131,075	88,189

Total	$2,150,354	$1,498,662

     There are no material revenues or assets outside the United States.

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     For the three months ended September 30, 2006 and 2005, our largest 100 clients represented 64% and 61% of our total revenue, respectively. For the nine months ended September 30, 2006 and 2005, our largest 100 clients represented 61% and 63% of our total revenue, respectively. For the three and nine months ended September 30, 2006, we had one customer, Cingular, which accounted for 10% of our total revenue. During the three and nine months ended September 30, 2005, Cingular accounted for 11% and 12% of our total revenue in those respective periods.
12. SUBSEQUENT EVENTS
     On October 24, 2006, we announced that we had completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp.
     We financed the recapitalization with equity contributions from private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC and certain co-investors and the rollover of a portion of the equity interests in the Company held by Gary L. West and Mary E. West, the founders of the Company, and certain members of management, along with a new $2,100.0 million senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9 1/2% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. To consummate the recapitalization, Omaha Acquisition Corp. was merged with and into the Company, with the Company as the surviving corporation in the merger. In connection with the closing of the recapitalization, the Company terminated and paid off the outstanding balance of its existing $800.0 million unsecured revolving credit facility. As a result of the closing of the recapitalization, our common stock is no longer publicly traded. For the three and nine months ended September 30, 2006, we have expensed $0.6 million and $5.6 million of recapitalization related costs, respectively.
     On October 2, 2006, we announced the acquisition of InPulse Response Group, Inc. (“InPulse”). We anticipate that we will report InPulse operations in the Communications Services segment. Total cost before transaction expenses and working capital adjustments was approximately $44.5 million and was funded with a combination of cash on hand and our then existing bank revolving credit facility. InPulse had revenues of $37.8 million for the year ended December 31, 2005.
13. COMMITMENTS AND CONTINGENCIES
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
     Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. &

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation and WTC’s demurrer with respect to five of the seven causes of action. On February 14, 2005, WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West Corporation’s and WTC’s favor on May 5, 2005. The plaintiff and proposed intervenors appealed the judgment and the order denying intervention. On June 30, 2006, the Fourth Appellate District Court of Appeals affirmed the entry of judgment against the original plaintiff, Patricia Sanford, but reversed the denial of the motion to intervene and remanded the case for the trial court to determine whether Berryman and Blankenship should be added as plaintiffs through intervention or amendment of the complaint. Accordingly, the case has been returned to the trial court for further proceedings.
     Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California as described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.
     Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state court certified a class of Ohio residents. West and WTC have filed a notice of appeal from that decision, and plaintiffs have cross-appealed. West and WTC filed their opening brief on appeal on June 23, 2006. Plaintiffs’ filed their opening brief on appeal on August 17, 2006. West and WTC filed their reply brief on September 15, 2006. Plaintiffs’ reply brief was filed on September 28, 2006. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.
     Polygon Litigation On July 31, 2006, Polygon Global Opportunity Master Fund (“Polygon”) commenced an action against West Corporation, captioned Polygon Global Opportunity Master Fund v. West Corporation, in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged, among other things, that Polygon had complied with the statutory demand requirements of Section 220, and that Polygon’s purposes for the inspection sought included: (i) valuing its West Corporation stock, (ii) evaluating whether members of West Corporation’s special committee or board breached their fiduciary duties in approving the Agreement and Plan of Merger dated as of May 31, 2006 between West Corporation and Omaha Acquisition Corp. (“Merger Agreement”), and (iii) communicating with other West Corporation stockholders regarding the vote on the Merger Agreement. The complaint sought an order compelling West to permit the inspection sought and an award of Polygon’s costs and expenses. A hearing was held on September 21, 2006. On October 12, 2006, the Court of Chancery of the State of Delaware dismissed the complaint and entered judgment in favor of West Corporation. On October 19, 2006, Polygon notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company.
     Nebraska Litigation On July 20, 2006, a putative class action styled Lee v. Barker, et al., was filed in the District Court of Douglas County, Nebraska. The complaint named as defendants Thomas B. Barker, Gary L. West, Mary E. West, George H. Krauss, William E. Fisher, Greg T. Sloma and West Corporation. The complaint alleged, among other things, that the defendants had breached fiduciary duties owed to West Corporation’s stockholders by negotiating the Merger Agreement at a price that the plaintiff alleged to be inadequate, by negotiating a Merger Agreement under which Gary and Mary West and certain members of the Company’s management retain a portion

WEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED
of their stock in West Corporation, and by negotiating a Merger Agreement that does not contain a “majority of the minority” provision. The complaint sought, among other things, to enjoin the stockholder vote on the Merger Agreement. In the alternative, the complaint sought damages if the Merger Agreement was approved by the Company’s stockholders and the transactions contemplated by the Merger Agreement were completed. On August 24, 2006, the Company and the other defendants filed motions to dismiss the complaint for failure to state a claim on which relief could be granted. Those motions were set for hearing on October 19, 2006. The plaintiff served an extensive request for production of documents on the Company. On September 21, 2006, the Company filed a motion to defer any discovery pending the Court’s ruling on the motions to dismiss. That motion was also set for hearing on October 19, 2006. On September 26, 2006, the plaintiff filed a motion for expedited proceedings and to compel discovery. A hearing was originally set for September 28, 2006. The Court did not hear the motion on September 28, 2006. A hearing on the plaintiff’s motion for expedited proceedings and to compel discovery was held on October 12, 2006. The Court deferred ruling on the plaintiff’s motion until October 19, 2006. On October 17, 2006, the complaint alleging a breach of fiduciary duties by certain of West Corporation’s officers and directors in connection with the negotiation and approval of the Merger Agreement was voluntarily dismissed. All defendants had previously denied all wrongdoing in the Nebraska litigation and expressed their intent to vigorously defend against the allegations in the complaint. An order dismissing the complaint with prejudice was entered on October 17, 2006.

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
          On October 24, 2006, we announced that we had completed a recapitalization of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. As a result of closing the recapitalization, our common stock is no longer publicly traded. In addition to the factors noted above, the Company believes that the following factors with respect to the recapitalization could cause actual results to differ materially from those discussed in the forward-looking statements:
•	substantial indebtedness incurred in connection with the recapitalization;

•	the amount of the costs, fees, expenses and charges relating to the recapitalization;

•	the difficulty in retaining employees as a result of the recapitalization;

•	the risk of unforeseen material adverse changes to the business or operations; and

•	the disruption of current plans, operations, and technology and product development efforts caused by the recapitalization.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this quarterly report.
Business Overview
          We provide business process outsourcing services focused on helping people communicate more effectively. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

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
Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice-related transactions.
Key Events for the Three and Nine Months Ended September 30, 2006
The following overview highlights the areas we believe are important in understanding our results of operations for the three and nine months ended September 30, 2006. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report.
•	On October 24, 2006, we announced that we had completed a recapitalization of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. We financed the recapitalization with equity contributions from private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC and certain co-investors and the rollover of a portion of the equity interests in the Company held by Gary L. West and Mary E. West, the founders of the Company, and certain members of management, along with a new $2,100.0 million senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9 1/2% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. To consummate the recapitalization, Omaha Acquisition Corp. was merged with and into the Company, with the Company as the surviving corporation in the merger. In connection with the closing of the recapitalization, the Company terminated and paid off the outstanding balance of its existing $800.0 million unsecured revolving credit facility. As a result of the closing of the recapitalization, our common stock is no longer publicly traded.

•	On April 4, 2006, we completed our previously announced acquisition of all of the outstanding shares of Intrado Inc. (“Intrado”) pursuant to the Agreement and Plan of Merger, dated as of January 29, 2006, by and among West Corporation, West International Corp., a wholly-owned subsidiary of West Corporation, and Intrado. The purchase price and estimated transaction costs were approximately $539 million in cash, excluding cash received. We funded the acquisition with a combination of cash on hand, a portion of Intrado’s cash on hand and borrowings under our bank revolving credit facility.

•	On April 6, 2006, we completed our previously announced acquisition of all of the outstanding shares of Raindance Communications, Inc. (“Raindance”) pursuant to the Agreement and Plan of Merger, dated as of February 6, 2006, by and among West Corporation, Rockies Acquisition Corporation, a wholly-owned subsidiary of West Corporation, and Raindance. The purchase price and estimated transaction costs were approximately $157 million in cash, excluding cash received. We funded the acquisition with a combination of cash on hand and borrowings under our bank revolving credit facility.

•	Consolidated revenues increased 21.4% and 21.5% for the three months and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. This increase was derived from organic growth and the acquisitions of Sprint conferencing assets, Intrado and Raindance.

•	Operating income increased 21.2% and 19.2% for the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. This increase was attributable to the acquisitions of Sprint conferencing assets, Intrado and Raindance as well as increases in operating income relating to organic growth.

•	We amended and restated our bank revolving credit facility on March 30, 2006. The Amended and Restated Credit Agreement included the following features: increased the revolving credit available from $400 million to $800 million; included an uncommitted add-on facility allowing an additional increase in the revolving credit available from $800 million to $1.2 billion; increased the letter of credit commitment amount from $20 million to $50 million; increased the swingline loan commitment amount from $10 million to $25 million; reduced the required Consolidated Leverage Ratio from “2.5 to 1.0” to “3.0 to 1.0”; reduced the minimum commitment fee from 15 basis points to 8 basis points; reduced the maximum commitment fee from 25 basis points to 17.5 basis points; reduced the maximum interest rate over the alternative base rate from 25 basis points to 0 basis points; reduced the minimum interest rate over LIBOR from 75 basis points to 40 basis points; and reduced the maximum interest rate over LIBOR from 125 basis points to 87.5 basis points. At October 24, 2006, there was an outstanding amount due under the bank revolving credit facility of approximately $663.3 million, which was paid in full in connection with the consummation of the recapitalization.

•	Effective January 1, 2006, the Cargill Facility was renegotiated, reducing Cargill’s percentage interest in Worldwide Asset Purchasing, LLC (“WAP”) from approximately 30% to 25% in return for an exclusivity agreement under which WAP granted Cargill the sole right to finance certain customer obligations acquired by WAP.

•	Effective January 1, 2006, we adopted Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment”, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Total stock compensation expense recognized during the three and nine months ended September 30, 2006 was $3.7 million and $10.9 million, respectively.

•	During September 2006, we purchased for approximately $30.5 million the building previously leased under a synthetic lease dated May 9, 2003, between Wachovia Development Corporation and West Facilities Corporation.

•	During September 2006, the Sallie Mae facility was terminated, which resulted in dissolution of a non-consolidated qualified special purpose entity, or QSPE, established in December 2003 solely to hold defaulted accounts receivable portfolios and related funding debt secured through the Sallie Mae facility. The portfolios of the QSPE were purchased by a consolidated WAM subsidiary with funding pursuant to the Cargill agreement.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2006 and 2005
          Revenue: For the third quarter of 2006, revenue increased $83.4 million, or 21.4%, to $473.2 million from $389.8 million for the third quarter of 2005. For the nine months ended September 30, 2006, revenue increased $240.5 million, or 21.5%, to $1,359.7 million from $1,119.2 million for the nine months ended September 30, 2005. The increase in revenue for the three months ended September 30, 2006 included $59.7 million from the acquisitions of Intrado and Raindance. The increase in revenue for the nine months ended September 30, 2006 included $166.2 million, from the acquisitions of the Sprint conferencing assets, Intrado and Raindance. These acquisitions closed for accounting purposes on June 3, 2005, April 1, 2006 and April 1, 2006, respectively.
          For the three and nine months ended September 30, 2006, our top one-hundred customers represented 64% and 61% of total revenue, respectively. This compares to 61% and 63% for the respective periods in 2005. For the three and nine months ended September 30, 2006, we had one customer, Cingular, which accounted for 10% of our total revenue in both periods. During the three and nine months ended September 30, 2005, Cingular accounted for 11% and 12% of our total revenue, respectively.
          Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2006	2005	Increase	% Increase	2006	2005	Increase	% Increase

Revenue in thousands:
Communication Services	$259,106	$213,476	$45,630	21.4%	$736,833	$644,002	$92,831	14.4%
Conferencing Services	156,099	123,068	33,031	26.8%	448,816	315,192	133,624	42.4%
Receivables Management	59,465	54,453	5,012	9.2%	178,641	163,413	15,228	9.3%
Intersegment eliminations	(1,425)	(1,183)	(242)	20.5%	(4,629)	(3,448)	(1,181)	34.3%

Total	$473,245	$389,814	$83,431	21.4%	$1,359,661	$1,119,159	$240,502	21.5%

          Communication Services revenue for the third quarter of 2006 increased $45.6 million, or 21.4%, to $259.1 million from $213.5 million for the third quarter of 2005. The increase in revenue included $40.1 million from the acquisition of Intrado. Growth in our inbound dedicated agent business during the three months ended September 30, 2006, compared to the same period in 2005, was offset by a planned reduction in our outbound business. For the nine months ended September 30, 2006, communication services revenue increased $92.8 million, or 14.4%, to $736.8 million from $644.0 million for the nine months ended September 30, 2005. The increase in revenue is primarily due to growth in our inbound dedicated agent business and the acquisition of Intrado.
          Conferencing Services revenue for the third quarter of 2006 increased $33.0 million, or 26.8%, to $156.1 million from $123.1 million for the third quarter of 2005. The increase in revenue for the three months ended September 30, 2006 included $19.6 million from the acquisition Raindance, effective April 1, 2006 for accounting purposes. For the nine months ended September 30, 2006, conferencing services revenue increased $133.6 million, or 42.4%, to $448.8 million from $315.2 million for the nine months ended September 30, 2005. The increase in revenue for the nine months ended September 30, 2006, included $88.3 million from the acquisitions of Sprint’s conferencing assets and Raindance.
          Receivables Management revenue for the third quarter of 2006 increased $5.0 million, or 9.2%, to $59.5 million from $54.5 million for the third quarter of 2005. For the nine months ended September 30, 2006, receivables management revenue increased $15.2 million, or 9.3% to $178.6 million from $163.4 million for the nine months ended September 30, 2005. Sales of portfolio receivables during the three and nine months ended September 30, 2006 resulted in net revenue of $5.5 million and $14.7 million, respectively compared to $4.5 million and $8.1 million for the same periods in 2005.
          Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $32.5 million, or 18.6%, in the third quarter of 2006 to $206.7 million, from $174.2 million for the comparable period in 2005. As a percentage of revenue, cost of services decreased to 43.7% for the third quarter of 2006, compared to 44.7% for the comparable period in 2005. Cost of services increased $98.7 million, or 19.5%, in the nine months ended September 30, 2006 to $604.2 million from $505.5 million for the comparable period in 2005. As a percentage of revenue, cost of services decreased to 44.4% for the nine months ended September 30, 2006, compared to 45.2% for the comparable period in 2005. The decrease in cost of services as a percentage of revenue during the three and nine months ended September 30, 2006 is primarily attributable to the acquisition of Intrado and the growth in our conferencing services segment which historically has had lower percentages of direct costs to revenue than our consolidated results.
          Cost of Services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		%of		%of		%		%of		%of		%
	2006	Revenue	2005	Revenue	Change	Change	2006	Revenue	2005	Revenue	Change	Change

In thousands:
Communication Services	$125,178	48.3%	$105,006	49.2%	$20,172	19.2%	$358,304	48.6%	$317,343	49.3%	$40,961	12.9%
Conferencing Services	51,437	33.0%	42,014	34.1%	9,423	22.4%	156,426	34.9%	106,918	33.9%	49,508	46.3%
Receivables Management	31,355	52.7%	28,247	51.9%	3,108	11.0%	93,416	52.3%	84,144	51.5%	9,272	11.0%
Intersegment eliminations	(1,237)	NM	(1,028)	NM	(209)	20.3%	(3,999)	NM	(2,932)	NM	(1,067)	36.4%

Total	$206,733	43.7%	$174,239	44.7%	$32,494	18.6%	$604,147	44.4%	$505,473	45.2%	$98,674	19.5%

NM-Not Meaningful
          Communication services cost of services increased $20.2 million, or 19.2%, in the third quarter of 2006 to $125.2 million from $105.0 million for the third quarter of 2005. This increase included $9.8 million from the acquisition of Intrado. The remaining increase is due to the increase in our inbound dedicated agent business. As a percentage of revenue, communication services cost of services decreased to 48.3% for the third quarter of 2006, compared to 49.2% for the comparable period in 2005. Communication services cost of services increased $41.0 million, or 12.9%, in the nine months ended September 30, 2006 to $358.3 million from $317.3 million for the nine months ended September 30, 2005. This increase included $20.8 million from the acquisition of Intrado. As a percentage of revenue, communication services cost of services decreased to 48.6% for the nine months ended September 30, 2006, compared to 49.3% for the comparable period in 2005. The decrease as a percentage of revenue is due to the acquisition of Intrado, which historically had a lower percentage of direct costs to revenue than our consolidated results.
          Conferencing services cost of services for the third quarter of 2006 increased $9.4 million, or 22.4%, to $51.4 million from $42.0 million for the third quarter of 2005. As a percentage of revenue, conferencing services cost of services decreased to 33.0% for the third quarter of 2006, compared to 34.1% for the comparable period in 2005. Conferencing services cost of services for the nine months ended September 30, 2006 increased $49.5 million, or 46.3%, to $156.4 million from $106.9 million for the nine months ended September 30, 2005. As a percentage of revenue, conferencing services cost of services increased to 34.9% for the nine months ended September 30, 2006, compared to 33.9% for the comparable period in 2005. The increase in cost of services for the three months ended September 30, 2006 included $5.8 million from the acquisition of Raindance. The increase in cost of services for the nine months ended September 30, 2006 included $29.0 million, from the acquisitions of Sprint’s conferencing assets and Raindance, which we acquired on June 3, 2005 and April 1, 2006, respectively.
          Receivables management cost of services for the third quarter of 2006 increased $3.1 million, or 11.0%, to $31.3 million from $28.2 million for the third quarter of 2005. As a percentage of revenue, receivables management cost of services increased to 52.7% for the third quarter of 2006, compared to 51.9% for the comparable period in 2005. Receivables management cost of services for the nine months ended September 30, 2006 increased $9.3 million, to $93.4 million from $84.1 million for the nine months ended September 30, 2005. As a percentage of revenue, receivables management cost of services increased to 52.3% for the nine months ended September 30, 2006, compared to 51.5% for the comparable period in 2005
          Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $36.4 million, or 24.8%, to $183.3 million for the third quarter of 2006, from $146.9 million for the comparable period of 2005. This increase included $30.6 million from the acquisitions of Intrado and Raindance. These acquisitions both closed for accounting purposes on April 1, 2006. We also recognized $0.6 million in expenses associated with the recapitalization, which subsequently closed on October 24, 2006. In addition, on January 1, 2006 we adopted SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Total stock compensation expense recognized during the three months ended September 30, 2006 was $3.8 million compared to $0.1 million for the three months ended September 30, 2005. As a percentage of revenue, SG&A expenses increased to 38.7% of revenue for the third quarter of 2006, compared to 37.7% for the comparable period in 2005.

          SG&A expenses increased by $104.6 million, or 24.9%, to $524.4 million for the nine months ended September 30, 2006 from $419.8 million for the comparable period in 2005. This increase included $78.7 million from the acquisitions of Sprint’s conferencing assets, Intrado and Raindance. Also, the total stock compensation expense recognized from the adoption of SFAS 123R during the nine months ended September 30, 2006 was $11.1 million compared to $0.4 million for the nine months ended September 30, 2005. We also recognized $5.6 million in expenses associated with the recapitalization in the nine months ended September 30, 2006. As a percentage of revenue, SG&A expenses increased to 38.6% for the nine months ended September 30, 2006, compared to 37.5% for the comparable period of 2005.
          Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		%of		%of		%		%of		%of		%
	2006	Revenue	2005	Revenue	Change	Change	2006	Revenue	2005	Revenue	Change	Change

In thousands:
Communication Services	$104,779	40.4%	$80,009	37.5%	$24,770	31.0%	$293,207	39.8%	$238,142	37.0%	$55,065	23.1%
Conferencing Services	61,233	39.2%	50,362	40.9%	10,871	21.6%	178,431	39.8%	132,669	42.1%	45,762	34.5%
Receivables Management	17,489	29.4%	16,696	30.7%	793	4.7%	53,416	29.9%	49,544	30.3%	3,872	7.8%
Intersegment eliminations	(186)	NM	(156)	NM	(30)	NM	(629)	NM	(517)	NM	(112)	NM

Total	$183,315	38.7%	$146,911	37.7%	$36,404	24.8%	$524,425	38.6%	$419,838	37.5%	$104,587	24.9%

NM-Not Meaningful
          Communication Services SG&A expenses increased by $24.8 million, or 31.0%, to $104.8 million for the third quarter of 2006 from $80.0 million for the third quarter 2005. The increase in SG&A expense for the three months ended September 30, 2006 included $22.5 million from the acquisition of Intrado, effective April 1, 2006 for accounting purposes. As a percentage of revenue, communication services SG&A expenses increased to 40.4% for the third quarter of 2006 compared to 37.5% for the comparable period of 2005. Communication services SG&A expenses increased by $55.1 million, or 23.1%, to $293.2 million for the nine months ended September 30, 2006 from $238.1 million for the nine months ended September 30, 2005. The primary reasons for this increase were the adoption of SFAS 123R, costs incurred in starting up additional contact centers in Bryan, Texas and the Philippines, the acquisition of Intrado, and the segment’s allocation of the expenses associated with the recapitalization. As a percentage of revenue, communication services SG&A expenses increased to 38.6% for the nine months ended September 30, 2006 compared to 37.5% for the comparable period of 2005.
          Conferencing Services SG&A expenses for the third quarter of 2006 increased $10.8 million, or 21.6%, to $61.2 million from $50.4 million for the third quarter 2005. The increase in SG&A expense for the three months ended September 30, 2006 included $8.1 million from the acquisition of Raindance, effective April 1, 2006 for accounting purposes. As a percentage of revenue, conferencing services SG&A expenses decreased to 39.2% for the third quarter of 2006 compared to 40.9% for the comparable period of 2005. Conferencing services SG&A for the nine months ended September 30, 2006 increased $45.7 million, or 34.5%, to $178.4 million from $132.7 million for the nine months ended September 30, 2005. The increase in SG&A for the nine months ended September 30, 2006 included $35.1 million from the acquisitions of Sprint’s conferencing assets and Raindance, which we acquired on June 3, 2005 and April 1, 2006, respectively, for accounting purposes. As a percentage of revenue, conferencing services SG&A expenses decreased to 39.8% for the nine months ended September 30, 2006 compared to 42.1% for the comparable period of 2005. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisitions of Sprint’s conferencing assets and Raindance.
          Receivables Management SG&A expenses for the third quarter of 2006 increased $0.8 million, or 4.7%, to $17.5 million from $16.7 million for the third quarter 2005. As a percentage of revenue, receivables management SG&A expenses decreased to 29.4% for the third quarter of 2006, compared to 30.7% for the comparable period in 2005. Receivables management SG&A expenses for the nine months ended September 30, 2006, increased $3.9 million, or 7.8%, to $53.4 million from $49.5 million for the nine months ended September 30, 2005. As a percentage of revenue, receivables management SG&A expenses decreased to 29.9% for the nine months ended September 30, 2006 compared to 30.3% for the comparable period in 2005.

          Operating income: Operating income increased by $14.5 million, or 21.2%, to $83.2 million for the third quarter of 2006 from $68.7 million for the comparable period in 2005. As a percentage of revenue, operating income for the third quarter of 2006 and 2005 was 17.6%. Operating income increased by $37.2 million, or 19.2%, to $231.1 million for the nine months ended September 30, 2006, from $193.9 million for the comparable period in 2005. As a percentage of revenue, operating income decreased to 17.0% for the nine months ended September 30, 2006, compared to 17.3% for the corresponding period in 2005. As previously noted, the decrease in operating income as a percentage of revenue during the nine months ended September 30, 2006 is primarily due to transaction expenses related to the recapitalization and the adoption of SFAS 123R.
          Operating income by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		%of		%of		%		%of		%of		%
	2006	Revenue	2005	Revenue	Change	Change	2006	Revenue	2005	Revenue	Change	Change

In thousands:
Communication Services	$29,149	11.2%	$28,461	13.3%	$688	2.4%	$85,321	11.6%	$88,518	13.7%	$(3,197)	-3.6%
Conferencing Services	43,428	27.8%	30,692	24.9%	12,736	41.5%	113,959	25.4%	75,605	24.0%	38,354	50.7%
Receivables Management	10,620	17.9%	9,511	17.5%	1,109	11.7%	31,809	17.8%	29,725	18.2%	2,084	7.0%

Total	$83,197	17.6%	$68,664	17.6%	$14,533	21.2%	$231,089	17.0%	$193,848	17.3%	$37,241	19.2%

          Communication Services operating income increased $0.7 million, or 2.4%, to $29.2 million for the third quarter of 2006 from $28.5 million for the third quarter of 2005. As a percentage of revenue, communication services operating income decreased to 11.2% for the third quarter of 2006, compared to 13.3% for the corresponding period in 2005. Communication services operating income decreased $3.2 million, or 3.6%, to $85.3 million for the nine months ended September 30, 2006 from $88.5 million for the comparable period in 2005. As a percentage of revenue, communication services operating income decreased to 11.6% for the nine months ended September 30, 2006, compared to 13.7% for the corresponding period in 2005. The decrease in operating income as a percentage of revenue during the three and nine months ended September 30, 2006 is primarily due to transaction expenses related to the recapitalization and the adoption of SFAS 123R. Also, operating income for the nine months ended September 30, 2006 was lower than the comparative periods due to approximately $4.0 million of operating income recognized in the second quarter of 2005 which related to a settlement of a contractual relationship.
          Conferencing Services operating income for the third quarter of 2006 increased $12.7 million, or 41.5%, to $43.4 million from $30.7 million for the third quarter 2005. The increase in operating income for the three months ended September 30, 2006 included $5.8 million from the acquisition of Raindance, which we acquired on April 1, 2006 for accounting purposes. As a percentage of revenue, conferencing services operating income increased to 27.8% for the third quarter of 2006, compared to 24.9% for the corresponding period in 2005. Conferencing services operating income for the nine months ended September 30, 2006 increased $38.4 million, or 50.7%, to $114.0 million from $75.6 million for the nine months ended September 30, 2005. The increase in operating income for the nine months ended September 30, 2006 included $24.2 million from the acquisitions of Sprint’s conferencing assets and Raindance. As a percentage of revenue, conferencing services operating income increased to 25.4% for the nine months ended September 30, 2006, compared to 24.0% for the corresponding period in 2005.
          Receivables Management operating income for the third quarter of 2006 increased $1.1 million, or 11.7%, to $10.6 million from $9.5 million for the third quarter 2005. During September 2006, the termination of the Sallie Mae facility resulted in a net charge to operating income of $1.3 million. As a percentage of revenue, receivables management operating income increased to 17.9% for the third quarter of 2006, compared to 17.5% for the comparable period in 2005. Receivables management operating income for the nine months ended September 30, 2006 increased $2.1 million, or 7.0%, to $31.8 million from $29.7 million for the nine months ended September 30, 2005. As a percentage of revenue, receivables management operating income decreased to 17.8% for the nine months ended September 30, 2006, compared to 18.2% for the comparable period in 2005. The decrease in operating income as a percentage of revenue during the nine months ended September 30, 2006 is primarily due to transaction expenses related to the recapitalization and the adoption of SFAS 123R.
          Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other (expense) for the third quarter of 2006 was $(11.5) million compared to $(4.3) million for the third quarter of 2005. Other (expense) for the nine months ended September 30, 2006 was $(25.9) million compared to $(9.3) million for the nine months ended September 30, 2005. The change in other expense for the three and nine months ended September 30, 2006 is primarily due to interest expense on the debt incurred for the acquisitions of Intrado and Raindance on April 1, 2006 for accounting purposes.
          Net income: Net income increased by $5.1 million, or 13.5%, for the third quarter of 2006 to $42.9 million from net income of $37.8 million for the third quarter of 2005. Net income increased by $12.9 million, or 11.9%, for the nine months ended September 30, 2006 to $121.7 million from net income of $108.8 million for the nine months ended September 30, 2005. Net income includes a provision for income tax expense at an effective rate of approximately 36.9% and 37.5% for the three and nine months ended September 30, 2006, respectively, compared to an effective tax rate of approximately 37.1% and 36.9% for the respective periods in 2005. The increase in the effective tax rate for the nine months ended September 30, 2006 is due to the non deductibility of certain expenses incurred in connection with the recapitalization.
Liquidity and Capital Resources
          We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.
          Our current and anticipated uses of cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, tax payments, recapitalization expenses, capital expenditures, purchase of portfolio receivables, interest payments and the repayment of principal on debt.
          On October 24, 2006, we announced that we had completed a recapitalization of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. We financed the recapitalization with equity contributions from private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC and certain co-investors and the rollover of a portion of the equity interests in the Company held by Gary L. West and Mary E. West, the founders of the Company, and certain members of management, along with a new $2,100.0 million senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9 1/2% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. To consummate the recapitalization, Omaha Acquisition Corp. was merged with and into the Company, with the Company as the surviving corporation in the merger. In connection with the closing of the recapitalization, the Company terminated and paid off the remaining balance of its existing $800.0 million unsecured revolving credit facility. As a result of the closing of the recapitalization, our common stock is no longer publicly traded.
          The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2006	2005	Change	% Change

Net cash flow provided by operating activities	$228,758	$184,302	$44,456	24.1%
Net cash flow used in investing activities	$(727,347)	$(270,245)	$(457,102)	169.1%
Net cash flow provided by financing activities	$494,133	$73,634	$420,499	571.1%
          Net cash flow from operating activities increased $44.5 million, or 24.1%, to $228.8 million for the nine months ended September 30, 2006, compared to net cash flow from operating activities of $184.3 million for the comparable period in 2005. The increase in net cash flow from operating activities is due primarily to an increase in net income and other liabilities, accrued expenses and income taxes payable. These increases were partially offset by increases in accounts receivable and other assets. Beginning on January 1, 2006 we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flow from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock options (excess tax benefits) to be classified as financing cash flow rather than operating cash flows. The excess tax benefits for the nine months ended September 30, 2006 were $9.1 million.
          Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 51 days for the three months ended September 30, 2006. For the three months ended September 30, 2005, the days sales outstanding was 49 days.
          Net cash used in investing activities increased $457.1 million, or 169.1%, to $727.3 million for the nine months ended September 30, 2006, compared to net cash used in investing activities of $270.2 million for the nine months ended September 30, 2005. We invested $602.5 million for the acquisition costs of Intrado and Raindance during the nine months ended September 30, 2006 compared to $209.6 million in acquisition costs invested for the acquisition of Sprint’s conferencing assets during the nine months ended September 30, 2005. We invested $92.8 million in capital expenditures during the nine months ended September 30, 2006 compared to $53.8 million for the nine months ended September 30, 2005. The increase in capital expenditures in 2006 compared to 2005 is primarily due to the purchase of a building for approximately $30.5 million previously leased under a synthetic lease. The remaining $62.3 million of capital expenditures in 2006 were mainly related to telephone switching equipment, computer hardware and software, facility expansion in new contact centers in Bryan, Texas and the Philippines, an increase in conferencing port capacity and expansion of certain domestic facilities. Investing activities during the nine months ended September 30, 2006 included the purchase of receivable portfolios for $73.3 million and cash proceeds applied to the amortization of receivable portfolios of $44.1 million, compared to $53.1 million for the purchase of receivable portfolios and $47.3 million of cash proceeds applied to the amortization of receivable portfolios during the nine months ended September 30, 2005. The increase in the purchase of receivable portfolios was primarily due to the termination of the Sallie Mae facility in September 2006. The accounts receivable portfolios under the Sallie Mae facility were purchased by the Company through financing from Cargill and merged with the obligations under the Cargill facility.
          Net cash flow from financing activities increased $420.5 million, or 571.1%, to $494.1 million for the nine months ended September 30, 2006, compared to net cash flow used in financing activities of $73.6 million for the comparable period in 2005. During the nine months ended September 30, 2006, net cash flow from financing activities was primarily for usage of the revolving bank credit facility to finance the acquisitions of Intrado and Raindance. During the nine months ended September 30, 2006, the net increase on the bank revolving credit facility was $445.0 million compared to $52.0 million during the same period in 2005. Proceeds from issuance of portfolio notes payable were $61.5 million during the nine months ended September 30, 2006 compared to $46.7 million for the same period in 2005. Proceeds from our stock-based employee benefit programs for the nine months ended September 30, 2006 were $18.5 million compared to $17.4 million for the same period in 2005. Payments on portfolio notes payable were $36.1 million, for the nine months ended September 30, 2006 compared to $42.4 million for the same period in 2005.

          As of September 30, 2006, we had an $800 million revolving bank credit facility for general cash requirements. We also had a specialized credit facility for the purchase of receivable portfolios.
          Bank Revolving Credit Facility. On March 30, 2006, we amended and restated our bank revolving credit facility. This amendment and restatement increased the borrowing capacity of the revolving credit facility from $400.0 million to $800.0 million. The maturity date of the new revolving credit facility was March 30, 2011. The revolving credit facility bore interest at a variable rate over a selected LIBOR based on our leverage ratio. At September 30, 2006, $665.0 million was outstanding on the revolving credit facility. The highest balance outstanding on the revolving credit facility during the three months and nine months ended September 30, 2006 was $745.0 million and $784.0 million, respectively. The average daily outstanding balance of the revolving credit facility during the three months and nine months ended September 30, 2006 was $683.6 million and $536.4 million, respectively. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months and nine months ended September 30, 2006 was 6.21% and 5.84%, respectively. The commitment fee on the unused revolving credit facility at September 30, 2006 was 0.15%. The amended and restated revolving credit facility bore interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. All our obligations under the revolving credit facility were unconditionally guaranteed by substantially all of our domestic subsidiaries. The revolving credit facility contained various financial covenants, which included a consolidated leverage ratio of funded debt to adjusted earnings before interest, taxes, share based compensation, depreciation and amortization (“ adjusted EBITDA”) which may not exceed 3.0 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, scheduled funded debt payments, scheduled payments on acquisition earn-out obligations and income taxes paid, which must exceed 1.2 to 1.0. Both ratios were measured on a rolling four-quarter basis. We were in compliance with the financial covenants at September 30, 2006. At October 24, 2006, there was an outstanding amount due under the bank revolving credit facility of approximately $663.3 million, which was paid in full in connection with the consummation of the recapitalization.
          Cargill Facility. We maintain, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (“WAP”), a revolving financing facility with a third-party specialty lender, CFSC Capital Corp. XXXIV (“Cargill”). The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each receivables portfolio purchase from Cargill and we will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At September 30, 2006, we had $65.9 million of non-recourse portfolio notes payable outstanding under this facility compared to $40.5 million outstanding at December 31, 2005. The increase in the purchase of receivable portfolios was primarily due to the Sallie Mae facility which was terminated in September 2006. The obligations under that off-balance sheet arrangement were purchased by the Company through financing from Cargill and merged with the obligations under the Cargill facility. Effective January 1, 2006, this facility was renegotiated reducing Cargill’s percentage interest in WAP from approximately 30% to 25% in return for an exclusivity agreement, under which WAP grants Cargill the sole right to finance certain customer obligations acquired by WAP. The renegotiated agreement also includes a commitment to finance $150.0 million of accounts receivable purchases over three years.
Contractual Obligations
          Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The net increase on the revolving credit facility was $445.0 million, increasing our outstanding balance at September 30, 2006 to $665.0 million. On March 30, 2006, we amended and restated our bank revolving credit facility, see the discussion above under “— Liquidity and Capital Resources— Bank Revolving Credit Facility.” Effective January 1, 2006, we amended our Cargill agreement, see the discussion above under “— Liquidity and Capital Resources— Cargill Facility”. During April 2006 we paid $8.9 million and accrued an additional $5.1 million with respect to the acquisition earn out commitments, resulting in a remaining obligation of $10.9 million with respect to the acquisition of Attention. The acquisitions of Intrado and Raindance included the assumption of certain operating leases. Our total future obligation under operating leases at September 30, 2006 is approximately $158.0 million. During the three months ended September 30, 2006, certain telephony agreements were renegotiated and extended. Estimated future contractual minimums under our telephony agreements at September 30, 2006 are approximately $318.0 million. This estimate is based on projected telephony minutes through 2010. Some of the contractual minimums are usage based and could vary based on actual usage.
          On October 24, 2006, we announced that we had completed a recapitalization of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. We financed the recapitalization with equity contributions from private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC and certain co-investors and the rollover of a portion of the equity interests in the Company held by Gary L. West and Mary E. West, the founders of the Company, and certain members of management, along with a new $2,100.0 million senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9 1/2 % senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. To consummate the recapitalization, Omaha Acquisition Corp. was merged with and into the Company, with the Company as the surviving corporation in the merger. In connection with the closing of the recapitalization, the Company terminated and paid off its remaining balance of the $800.0 million unsecured revolving credit facility.
Capital Expenditures
          Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $92.8 million for the nine months ended September 30, 2006 compared to capital expenditures of $53.8 million for the nine months ended September 30, 2005. The increase in capital expenditures in 2006 compared to 2005 is primarily due to the purchase of a building previously leased under a synthetic lease for approximately $30.5 million. We currently estimate our capital expenditures for the remainder of 2006 to be approximately $20.0 to $34.0 million primarily for equipment and upgrades at existing facilities.
Off – Balance Sheet Arrangements
          During September 2006, the Sallie Mae facility was terminated which resulted in dissolution of a non-consolidated qualified special purpose entity (“QSPE”) established in December 2003 solely to hold defaulted accounts receivable portfolios and related funding debt secured through the Sallie Mae facility. The portfolios of the QSPE were purchased by a consolidated Receivables Management segment subsidiary with funding pursuant to the Cargill agreement. Termination of the agreement removed all remaining Sallie Mae related funding commitments and profit sharing requirements and resulted in a net charge to operating income of $1.3 million in September 2006.
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
Interest Rate Risk
          Our revolving bank credit facility bore interest at a variable rate over a selected LIBOR based on our leverage ratio and the maturity date was March 30, 2011. At September 30, 2006, $665.0 million was outstanding on the revolving credit facility. The average daily outstanding balance of the revolving credit facility during the three months and nine months ended September 30, 2006 was $683.6 million and $536.4 million, respectively. At October 24, 2006, there was an outstanding amount due under the bank revolving credit facility of approximately $663.3 million, which was paid in full in connection with the consummation of the recapitalization. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months and nine months ended September 30, 2006 was 6.21% and 5.84%, respectively. The commitment fee on the unused revolving credit facility at September 30, 2006 was 0.15%. The revolving credit facility bore interest at a minimum of 40 basis points over the selected LIBOR and a maximum of 87.5 basis points over the selected LIBOR. At September 30, 2006, the contractual interest rate was 75 basis points over the selected LIBOR. Based on our obligation under this revolving credit facility at September 30, 2006, a 50 basis point change would have increased or decreased quarterly interest expense by approximately $0.8 million.
          On October 24, 2006, we announced that we had completed a recapitalization of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. We financed the recapitalization with equity contributions from private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC and certain co-investors and the rollover of a portion of the equity interests in the Company held by Gary L. West and Mary E. West, the founders of the Company, and certain members of management, along with a new $2,100.0 million senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9 1/2% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. In connection with the closing of the recapitalization, the Company terminated and paid off its existing $800.0 million unsecured revolving credit facility. The $2,100.0 million senior secured term loan facility and new senior secured revolving credit facility bear interest at a variable rate. Amounts borrowed by the Company under these senior secured credit facilities initially bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference in the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate Page 5 and (2) the federal funds effective rate from time to time plus 0.50% or (b) a LIBOR rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs. Initially, the applicable margin percentage is a percentage per annum equal to (x) for term loans, 1.75% for base rate loans and 2.75% for LIBOR rate loans and (y) for revolving credit loans, 1.50% for base rate loans and 2.50% for LIBOR rate loans. Beginning with the date of delivery of financial statements for the first full fiscal quarter completed after the closing of the recapitalization, the applicable margin percentage with respect to borrowings under the revolving credit facility will be subject to adjustments based upon the Company’s leverage ratio. Overdue amounts (after giving effect to any applicable grace periods) bear interest at a rate per annum equal to the then applicable interest rate plus 2.00% per annum. Initially, the Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the revolving credit facility. Beginning with the date of delivery of financial statements for the first full fiscal quarter completed after the closing of the recapitalization, the commitment fee in respect of unused commitments under the revolving credit facility will be subject to adjustment based upon the Company’s leverage ratio.
          We have entered into a hedging agreement of $800.0 million on the senior secured term loan facility. Based on that portion of our obligation which is not covered by the hedge agreement, a 50 basis point change would increase or decrease quarterly interest expense by approximately $1.6 million.
Foreign Currency Risk
          On September 30, 2006, the Communication Services segment had no material revenue or assets outside the United States. During the three months ended June 30, 2006 we terminated our contract for workstation capacity in India. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars and receive calls only from customers in North America. Intrado has a presence in Switzerland and a joint venture in China. Neither of these operations have material revenue or assets.
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
          For the three and nine months ended September 30, 2006, revenues from and assets in non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.
Investment Risk
          We do not use derivative financial or commodity instruments. Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term obligations. Our cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature and do not expose us to material investment risk.
Item 4. Controls and Procedures
          Evaluation of disclosure controls and procedures. Our management team continues to review our disclosure controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Executive Vice President — Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of September 30, 2006.
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
               Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The complaint was brought on behalf of a purported class of persons in California who were sent a Memberworks, Inc. (“MWI”) membership kit in the mail, were charged for an MWI membership program, and were allegedly either customers of what the complaint contended was a joint venture between MWI and West Corporation or West Telemarketing Corporation (“WTC”) or wholesale customers of West Corporation or WTC. WTC and West Corporation filed a demurrer in the trial court on July 7, 2004. The court sustained the demurrer as to all causes of action in plaintiff’s complaint, with leave to amend. WTC and West Corporation received an amended complaint and filed a renewed demurrer. On January 24, 2005, the Court entered an order sustaining West Corporation and WTC’s demurrer with respect to five of the seven causes of action. On February 14, 2005, WTC and West Corporation filed a motion for judgment on the pleadings seeking a judgment as to the remaining claims. On April 26, 2005 the Court granted the motion without leave to amend. The Court also denied a motion to intervene filed on behalf of Lisa Blankenship and Vicky Berryman. The Court entered judgment in West Corporation’s and WTC’s favor on May 5, 2005. The plaintiff and proposed intervenors appealed the judgment and the order denying intervention. On June 30, 2006, the Fourth Appellate District Court of Appeals affirmed the entry of judgment against the original plaintiff, Patricia Sanford, but reversed the denial of the motion to intervene and remanded the case for the trial court to determine whether Berryman and Blankenship should be added as plaintiffs through intervention or amendment of the complaint. Accordingly, the case has been returned to the trial court for further proceedings.
          Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California as described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and have joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.
          Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state court certified a class of Ohio residents. West and WTC have filed a notice of appeal from that decision, and plaintiffs have cross-appealed. West and WTC filed their opening brief on appeal on June 23, 2006. Plaintiffs’ filed their opening brief on appeal on August 17, 2006. West and WTC filed their reply brief on September 15, 2006. Plaintiffs’ reply brief was filed on September 28, 2006. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.
          Polygon Litigation On July 31, 2006, Polygon Global Opportunity Master Fund (“Polygon”) commenced an action against West Corporation, captioned Polygon Global Opportunity Master Fund v. West Corporation, in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged, among other things, that Polygon had complied with the statutory demand requirements of Section 220, and that Polygon’s purposes for the inspection sought included: (i) valuing its West Corporation stock, (ii) evaluating whether members of West Corporation’s special committee or board breached their fiduciary duties in approving the Agreement and Plan of Merger dated as of May 31, 2006 between West Corporation and Omaha Acquisition Corp. (“Merger Agreement”), and (iii) communicating with other West Corporation stockholders regarding the vote on the Merger Agreement. The complaint sought an order compelling West to permit the inspection sought and an award of Polygon’s costs and expenses. A hearing was held on September 21, 2006. On October 12, 2006, the Court of Chancery of the State of Delaware dismissed the complaint and entered judgment in favor of West Corporation. On October 19, 2006, Polygon notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company.
          Nebraska Litigation On July 20, 2006, a putative class action styled Lee v. Barker, et al., was filed in the District Court of Douglas County, Nebraska. The complaint named as defendants Thomas B. Barker, Gary L. West, Mary E. West, George H. Krauss, William E. Fisher, Greg T. Sloma and West Corporation. The complaint alleged, among other things, that the defendants had breached fiduciary duties owed to West Corporation’s stockholders by negotiating the Merger Agreement at a price that the plaintiff alleged to be inadequate, by negotiating a Merger Agreement under which Gary and Mary West and certain members of the Company’s management retain a portion of their stock in West Corporation, and by negotiating a Merger Agreement that does not contain a “majority of the minority” provision. The complaint sought, among other things, to enjoin the stockholder vote on the Merger Agreement. In the alternative, the complaint sought damages if the Merger Agreement was approved by the Company’s stockholders and the transactions contemplated by the Merger Agreement were completed. On August 24, 2006, the Company and the other defendants filed motions to dismiss the complaint for failure to state a claim on which relief could be granted. Those motions were set for hearing on October 19, 2006. The plaintiff served an extensive request for production of documents on the Company. On September 21, 2006, the Company filed a motion to defer any discovery pending the Court’s ruling on the motions to dismiss. That motion was also set for hearing on October 19, 2006. On September 26, 2006, the plaintiff filed a motion for expedited proceedings and to compel discovery. A hearing was originally set for September 28, 2006. The Court did not hear the motion on September 28, 2006. A hearing on the plaintiff’s motion for expedited proceedings and to compel discovery was held on October 12, 2006. The Court deferred ruling on the plaintiff’s motion until October 19, 2006. On October 17, 2006, the complaint alleging a breach of fiduciary duties by certain of West Corporation’s officers and directors in connection with the negotiation and approval of the Merger Agreement was voluntarily dismissed. All defendants had previously denied all wrongdoing in the Nebraska litigation and expressed their intent to vigorously defend against the allegations in the complaint. An order dismissing the complaint with prejudice was entered on October 17, 2006.
Item 1A. Risk Factors
          Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.
Risks Related to Our Business
We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.
     The United States Congress, the Federal Communications Commission, various states and other foreign jurisdictions have promulgated and enacted rules and laws that govern the methods and processes of making and completing telephone solicitations, sales and collecting of consumer debt and the provision of 9-1-1 services. As a result, we may be subject to proceedings alleging violation of these rules and laws in the future. Additional rules and laws may require us to modify our operations or service offerings in order to meet our clients’ service requirements effectively, and these regulations may limit our activities or significantly increase the cost of regulatory compliance.
     There are numerous state statutes and regulations governing telemarketing activities that do or may apply to us. For example, some states place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Such registration can be time consuming and costly. Many states have an exemption for companies who are publicly traded or have securities listed on a national securities exchange. As of the closing of the recapitalization, our equity securities are no longer publicly traded or listed on a national securities exchange. As a result, after a certain period following the recapitalization, we will not be able to avail ourselves of the exemption from state telemarketer registration requirements applicable to companies with securities listed on a national securities exchange. While we believe that we can operate our business in compliance with the various states’ registration requirements, there can be no assurance that will meet all states’ requirements in a timely manner or that compliance with all such requirements would not be costly or time consuming. Any failure on our part to comply with the registration requirements applicable to companies engaged in telemarketing activities could have an adverse impact on our business.
Pending and future litigation may divert management’s time and attention and result in substantial costs of defense damages or settlement, which could adversely affect our business, results of operations and financial condition.
     We face uncertainties relating to the pending litigation described in “Part II, Item 1. Legal Proceedings” and we may not ultimately prevail or otherwise be able to satisfactorily resolve this litigation. In addition, other material suits by individuals or certified classes, claims, or investigations relating to the same or similar matters as those described in our Annual Report on Form 10-K or other aspects of our business, including our obligations to market additional products to our clients’ customers may arise in the future. Furthermore, we generally indemnify our customers against third-party claims asserting intellectual property violations, which may result in litigation. Regardless of the outcome of any of these lawsuits or any future actions, claims or investigations relating to the same or any other subject matter, we may incur substantial defense costs and these actions may cause a diversion of management’s time and attention. Also, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of these proceedings, which could adversely affect our business, results of operations and financial condition. Finally, certain of the outcomes of such litigation may directly affect our business model, and thus profitability, including the potential for recharacterization of our independent contractors as employees and any ensuing reduction in such staff.
Significant equity investors will control us and their interests may not be in line with interests of the holders of our senior notes and senior subordinated notes.
     As of the consummation of the recapitalization, private equity funds sponsored by Thomas H. Lee Partners L.P. and Quadrangle Group LLC (the “sponsors”) and certain co-investors own a majority of our outstanding capital stock and exercise control over matters requiring approval of our stockholders and board of directors. Because of this control, transactions may be pursued that could enhance this equity investment while involving risks to interests of the holders of our senior notes and senior subordinated notes. There can be no assurance that the interests of our controlling equity investors will not conflict with those interests.
     Additionally, the sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the sponsors may also pursue acquisition opportunities that may be complimentary to our business and, as a result, those acquisition opportunities may not be available to us. So long as private equity funds sponsored by or co-investors with the sponsors continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the sponsors will continue to be able to strongly influence or effectively control our decisions.
Risks Related to Our Senior Notes and Senior Subordinated Notes and Our Other Indebtedness
Our current or future indebtedness under our senior secured credit facilities, senior notes and senior subordinated notes could impair our financial condition and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our senior secured credit facilities documentation or the indentures that govern the senior notes and senior subordinated notes could result in an event of default that could adversely affect our results of operations.
          On October 24, 2006, we announced that we had completed a recapitalization of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. We financed the recapitalization with equity contributions from private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC and certain co-investors and the rollover of a portion of the equity interests in the Company held by Gary L. West and Mary E. West, the founders of the Company, and certain members of management, along with a new $2,100.0 million senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9 1/2% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. In connection with the closing of the recapitalization, the Company terminated and paid off its existing $800.0 million unsecured revolving credit facility.
     Our current or future indebtedness could adversely affect our business, results of operations or financial condition, including the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, product development, general corporate purposes or other purposes may be impaired;

•	a significant portion of our cash flow from operations may be dedicated to the payment of interest and principal on our indebtedness, which will reduce the funds available to us for our operations, capital expenditures, future business opportunities or other purposes;

•	the debt services requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the senior notes and senior subordinated notes (the “notes”);

•	certain of our borrowings, including borrowings under our new senior secured credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage will increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

•	our ability to capitalize on significant business opportunities and to plan for, or respond to, competition and changes in our business may be limited.
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
We may not be able to generate sufficient cash to service all of our indebtedness, including the senior notes and senior subordinated notes, and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.
     Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes and the senior subordinated notes, and to fund our other liquidity needs.
     If our cash flows and capital resources are insufficient to fund our debt service obligations and to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our new senior secured credit facilities or the indentures that govern the notes. Our new senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.
     If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.
The notes and the related guarantees are effectively subordinated to all of our secured debt and if a default occurs, we may not have sufficient funds to fulfill our obligations under the notes and the related guarantees.
     The notes and the related guarantees are our and the guarantors’ unsecured obligations, respectively, but our obligations under our new senior secured credit facilities and each guarantor’s obligations under its respective guarantee of our new senior secured credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including the stock of most of our wholly-owned U.S. subsidiaries and 65% of the stock of our material first-tier non-U.S. subsidiaries. The notes and the guarantees are effectively subordinated to all our and the guarantors’ secured indebtedness to the extent of the value of the assets securing that indebtedness. On October 24, 2006, we announced that we had completed a recapitalization of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. We financed the recapitalization with equity contributions from private equity funds sponsored by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC and certain co-investors and the rollover of a portion of the equity interests in the Company held by Gary L. West and Mary E. West, the founders of the Company, and certain members of management, along with a new $2,100.0 million senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9 1/2% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. In connection with the closing of the recapitalization, the Company terminated and paid off its existing $800.0 million unsecured revolving credit facility. We are also permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur additional indebtedness under our new senior secured credit facilities in an aggregate amount of up to $500.0 million, plus the aggregate amount of principal payments previously made in respect of the term loan facility, which additional indebtedness are the same security and guarantees as the other indebtedness under our new senior secured credit facilities. In addition, the notes, subject to some limitations, permit us to incur additional secured indebtedness, and the notes and any related guarantees are effectively junior to any additional secured indebtedness we may incur.
     In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure our secured indebtedness will be available to pay obligations on the notes only after all secured indebtedness, together with accrued interest, has been repaid in full from our assets. Likewise, because our new senior secured credit facilities are secured obligations, our failure to comply with the terms of our new senior secured credit facilities would entitle those lenders to declare all the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on substantially all of our assets which serve as collateral. In this event, our secured lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including holders of the notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of the holders of the notes could be satisfied or, if any assets remained, they might be insufficient to satisfy such claims fully.
The senior notes and senior subordinated notes are structurally subordinated to all indebtedness of our existing or future subsidiaries that do not become guarantors of the senior notes and senior subordinated notes.
     Holders of our notes will not have any claim as a creditor against any of our existing subsidiaries that are not guarantors of the notes or against any of our future subsidiaries that do not become guarantors of the notes. Indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will be effectively senior to claims of noteholders against those subsidiaries.
     For the year ended December 31, 2005, our non-guarantor subsidiaries collectively represented approximately 8.6% of our revenues, approximately 16.5% of our operating income (or approximately 10.5% as adjusted for our minority interest in non-guarantor subsidiaries), approximately 4.5% of our Adjusted EBITDA and approximately 7.2% of our cash flows from operating activities. At December 31, 2005, our non-guarantor subsidiaries collectively represented approximately 6.2% of our total assets and had approximately $20.3 million of outstanding total liabilities, including trade payables, but excluding intercompany liabilities and non-recourse debt, all of which would have been structurally senior to the notes.
     In addition, the indentures governing the notes, subject to some limitations, permit these subsidiaries to incur additional indebtedness and do not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by these subsidiaries.
If we default on our obligations to pay our indebtedness, we may not be able to make payments on the senior notes and senior subordinated notes.
     Any default under the agreements governing our indebtedness, including a default under our new senior secured credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness (including covenants in the indentures governing the notes and our new senior secured credit facilities documentation), we could be in default under the terms of those agreements. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our new senior secured credit facilities could elect to terminate their commitments thereunder and cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our new senior secured credit facilities to avoid being in default. If we breach our covenants under our new senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our new senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
We may not be able to repurchase the senior notes and senior subordinated notes upon a change of control.
     Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount, plus accrued and unpaid interest. We may not be able to repurchase the notes upon a change of control because we may not have sufficient funds. Further, we are contractually restricted under the terms of our new senior secured credit facilities, and may be restricted under the terms of other future senior indebtedness, from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase notes unless we are able to refinance or obtain waivers under our new senior secured credit facilities. In addition, the indenture governing the senior notes does not permit us to repurchase the tendered senior subordinated notes upon a change of control until all senior notes tendered have been repurchased, which increases the possibility that we will not have the funds necessary to repurchase all tendered senior subordinated notes. Our failure to repurchase the notes upon a change of control would cause a default under the indentures governing the notes and a cross-default under our new senior secured credit facilities. Our new senior secured credit facilities documentation also provides that a change of control, as defined in such documentation, will be a default that permits lenders to accelerate the maturity of borrowings thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the notes. Any of our future debt agreements may contain similar provisions.
The lenders under our new senior secured credit facilities have the discretion to release the guarantors under our new senior secured credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the senior notes and senior subordinated notes.
     If the lenders under our new senior secured credit facilities release a guarantor from its guarantee of obligations under our new senior secured credit facilities documentation and the guarantor is no longer a guarantor of obligations under our new senior secured credit facilities or any of our or any other guarantor’s other indebtedness, then the guarantee of the notes by such guarantor will be released without action by, or consent of, any holder of the notes or the trustee under the indentures governing the notes. The lenders under our new senior secured credit facilities have the discretion to release the guarantees under our new senior secured credit facilities in a variety of circumstances. A holder of notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.
Item 4. Submission of Matters to a Vote of Security Holders
          A special meeting of the stockholders of the Company was held on October 23, 2006 to vote upon the proposed recapitalization of West by merger of West with Omaha Acquisition Corp., a newly-formed Delaware corporation whose owners at the time of the special meeting were private equity funds sponsored by Thomas H. Lee Partners, L.P., a Boston-based private equity firm and Quadrangle Group LLC, a New York City-based private equity firm.
     The following table sets forth the results of the voting on these matters:

	Number of	Number of
Matter	Votes For	Votes Against	Abstain
To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated May 31, 2006, between Omaha Acquisition Corp. and West.	48,478,570	11,142,503	285,154

To consider and vote upon a proposal to adjourn the special meeting if necessary or appropriate to permit further solicitation of proxies.	48,991,938	10,904,244	10,045
Item 6. Exhibits
4.1	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014

4.2	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016

4.3	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 9 1/2% senior notes due 2014

4.4	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc, with respect to the 11% senior subordinated notes due 2016

4.5	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein

10.1	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners

10.2	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent

10.3	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent

10.4	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation. The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent

10.5	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary

10.6	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc.

10.7	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc.

10.8	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC.

10.9	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West

10.10	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein

10.11	Form of Rollover Agreement

10.12	West Corporation 2006 Executive Incentive Plan

10.13	Form of West Corporation Restricted Stock Award and Special Bonus Agreement

10.14	Form of Option Agreement

10.15	Form of Rollover Option Grant Agreement

10.16	West Corporation Nonqualified Deferred Compensation Plan

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION
By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President - Chief Financial Officer and Treasurer

Date: November 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014

4.2	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016

4.3	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 9 1/2% senior notes due 2014

4.4	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets. Inc., with respect to the 11% senior subordinated notes due 2016

4.5	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors. Quadrangle Investors, Other Investors, Founders and Managers named therein

10.1	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as
Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners

10.2	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent

10.3	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent

10.4	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation. The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent

10.5	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor, to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary

10.6	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc.

10.7	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc.

10.8	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC.

10.9	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West

10.10	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein

10.11	Form of Rollover Agreement

10.12	West Corporation 2006 Executive Incentive Plan

10.13	Form of West Corporation Restricted Stock Award and Special Bonus Agreement

10.14	Form of Option Agreement

10.15	Form of Rollover Option Grant Agreement

10.16	West Corporation Nonqualified Deferred Compensation Plan

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002