Form 10-K
period 2006-12-31
WEST CORP
filed 2007-02-28
CIK 1024657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On October 24, 2006, the registrant completed a recapitalization in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to an Agreement and Plan of Merger, dated as of May 31, 2006, between the registrant and a corporation formed to effect the recapitalization. Pursuant to the recapitalization, the registrant’s publicly traded securities (other than certain shares held by Gary and Mary West, the founders of the registrant, certain shares held by members of management who elected to invest in the surviving corporation and those shares owned by stockholders who were entitled and who properly exercised appraisal rights under Delaware law) were cancelled in exchange for cash. As a result of the recapitalization, the registrant became a privately held corporation and its equity securities are no longer publicly traded. At December 31, 2006, 85,938,284.7 shares of the registrant’s Class A common stock and 9,777,285.5875 shares of the registrant’s Class L common stock were outstanding.

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

Forward-looking statements also can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

On October 24, 2006, we completed a recapitalization of West Corporation, a Delaware corporation (“West,” the “Company” or “we”), in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to an Agreement and Plan of Merger, dated as of May 31, 2006, between the Company and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing the Company. Upon satisfaction of the conditions set forth in the Merger Agreement, Omaha Acquisition Corp. was merged with and into the Company, with the Company continuing as the surviving corporation. Subsequent to closing the recapitalization, our common stock is no longer publicly traded. In addition to the factors noted above, the Company believes that the following factors with respect to the recapitalization could cause actual results to differ materially from those discussed in the forward-looking statements:

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

Overview

West is a premier provider of business process outsourcing services to many of the world’s largest companies, organizations and government agencies. Our services are focused on helping our clients communicate more effectively with their clients. We offer a comprehensive set of solutions under each of our three business segments: Communication Services, Conferencing Services and Receivables Management.

We compete in a broad business process outsourcing industry. We have targeted and will continue to selectively seek markets that meet our criteria for size, secular growth and profit potential. Our diverse markets include customer service, sales and marketing, emergency communication services, business-to-business sales support, conferencing and accounts receivable management outsourcing, among others. While we compete with a broad range of competitors in each discrete market, we do not believe that any of our competitors provides all of the services we provide in all of the markets we serve. We believe that our reputation for service quality, leading technology and shared services model provide us with significant competitive advantages in the markets we serve. Each of our segments, Communications Services, Conferencing Services and Receivables Management, addresses several markets within the broader business process outsourcing industry.

Each of our segments builds upon our core competencies of managing technology, telephony and human capital across a broad range of outsourced service offerings. Some of the nation’s leading enterprises use us to manage their most important communications. Our ability to efficiently and cost-effectively process high volume, complex, voice-related transactions for our clients helps them reduce operating costs, increase cash flow, improve customer satisfaction and facilitate effective communications. In 2006, our operations managed and processed:

•	More than 14.7 billion telephony minutes.

•	More than 21 million conference calls.

•	More than 200 million 9-1-1 calls.

We have developed a robust shared services infrastructure, which provides us with the ability to deploy assets and resources across business segments and services. This shared infrastructure also provides us with a highly flexible and capital-efficient operating model, which has been a critical factor in driving our profitability and cash flow.

West Corporation, a Delaware corporation, was founded in 1986 and is headquartered in Omaha, Nebraska. Our principal executive offices are located at 11808 Miracle Hills Drive, Omaha, Nebraska 68154. Our telephone number is (402) 963-1200. Our website address is www.west.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available, without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.

Recapitalization

On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between the Company and Omaha Acquisition Corp., an entity formed by the Sponsors to effect the recapitalization. Pursuant to the recapitalization, our publicly traded securities were cancelled in exchange for cash. Immediately following the recapitalization, the Sponsors owned approximately 72.1% of our outstanding Class A and Class L common stock, Gary L. and Mary E. West, the founders of the Company (the “Founders”), owned approximately 24.9% of our outstanding Class A and Class L common stock, and certain executive officers had beneficial ownership of the remaining approximately 3.0% of our outstanding Class A and Class L common stock. The recapitalization has been accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities have been maintained.

We financed the recapitalization with equity contributions from the Sponsors and the rollover of a portion of the equity interests in the Company held by the Founders and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. To consummate the recapitalization, Omaha Acquisition Corp. was merged with and into the Company, with the Company continuing as the surviving corporation. In connection with the closing of the recapitalization, the Company terminated and paid off the outstanding balance of its existing

$800.0 million unsecured revolving credit facility. As a result of the recapitalization, our common stock is no longer publicly traded.

Businesses

Communication Services

Our Communication Services segment addresses the broadly-defined outsourced voice-related markets, including customer relationship management (“CRM”) and emergency communication services. The CRM market includes multi-channel customer care, acquisition, and retention. The emergency communication services market includes the provision of core 9-1-1 infrastructure management and emergency communications services to participants in the telecommunications network, including telecommunications carriers, public safety organizations and government agencies.

Customer Relationship Management Services.  The CRM market is driven by companies who wish to outsource their customer service functions and achieve the following objectives:

•	Create a competitive advantage through high-quality services.

•	Reduce fixed and overall customer contact costs.

•	Focus on core competencies.

•	Improve flexibility to handle seasonality and variability in call volume and service levels.

•	Have access to advanced technology and scalable systems without incurring major capital investments.

To capture the benefits of lower labor costs and the availability of skilled labor, a number of providers have expanded offshore to varying degrees. Some providers, including us, have opted to provide a “best-shore” approach, strategically combining onshore and offshore initiatives on the basis of optimizing cost structure while seeking to maintain or exceed clients’ service level expectations.

Emergency Communications Services.  The emergency communication services market is characterized by a recurring stream of data management and call transport transactions. Because the services we provide are supportive of regulatory compliance and public safety, funding for this market is not dependent upon economic conditions. Long-term contracts are typical, providing visibility to future revenue streams. The growth of the emergency communication services market is driven by the following factors:

•	Complexity arising from new methods of communications, such as wireless and voice-over-internet protocol.

•	Challenges surrounding competing telecom carriers and their ability to provide in-house or collaborative solutions.

•	New data applications to improve the quality of response from public safety organizations.

•	Addition of new public safety services.

•	Changes in the regulatory environment related to emergency communications services.

Carriers fund their 9-1-1 obligations in part by a monthly charge on users’ local access bills.

Service Offerings.  We are one of the largest providers of outsourced voice-related communications services in the United States. We provide our clients with a comprehensive portfolio of integrated voice-related services, including the following five primary services:

•	Dedicated Agent Services provide clients with customized customer contact services that are processed by agents who are trained to handle customer service and sales transactions. Examples of dedicated agent services include traditional customer care and sales. We generally are paid for these services on a per agent hour or minute basis.

•	Shared Agent Services combine multiple call center locations and a large pool of remote agents to handle customer sales or service transactions for multiple clients. Our shared agents are trained on our proprietary and some third-party call handling systems, and multiple client-specific applications that are generally less complicated than dedicated agent applications. We gain efficiencies through the sharing of agents across many different client programs. Examples of these services include order processing, lead generation and credit card application processing. We generally are paid for these services on a per minute basis.

•	Automated Customer Contact Services use a proprietary platform of approximately 149,000 interactive voice response ports. These ports allow for the processing of telephone calls without the involvement of an agent. These services are highly customized and frequently combined with other service offerings. Examples of these services include front-end customer service applications, prepaid calling card services, credit card activation, automated product information requests, answers to frequently asked questions, utility power outage reporting, call routing, customer surveys, automated notifications and call transfer services. We generally are paid for these services on a per minute basis.

•	Emergency Communication Services provide the core 9-1-1 infrastructure management and key services to communications service providers and public safety organizations. We entered this market through the acquisition of Intrado Inc. (“Intrado”) in April 2006.

•	Business-to-Business Services provide dedicated marketing and sales services for clients that target small and medium-sized businesses. These services help clients that cannot cost-effectively serve a diverse and small customer base in-house with the appropriate level of attention. Examples of these services include sales, sales support, order management and technical support. We generally are paid for these services on a per agent hour basis or a commission basis.

Substantially all of our contacts are inbound, or initiated by the end-user, with the exception of our business-to-business transactions.

We provide our services using a “best-shore” approach, which combines automated customer contact services with domestic, offshore and home agent platforms. Our Communication Services segment operates contact centers throughout the United States and in Canada, Jamaica and the Philippines.

Our proprietary home agent service is a remote call handling model that uses individuals who work out of their homes or other remote offices. This service offers a number of distinct advantages, including a higher quality of service resulting from our ability to attract a highly educated agent pool and an extremely efficient model which improves variable labor costs, significantly lowers capital requirements and provides a midpoint price option between domestic agent service and offshore solutions. Frost & Sullivan selected us as the recipient of its 2006 Product Differentiation Innovation Award in the North American Outsourced Contact Center Market, principally as a result of our home agent service offering.

Call Management Systems.  We specialize in processing large and recurring transaction volumes. We work closely with our clients to accurately project future transaction volumes and meet the needs of our clients.

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

Competition.  Our Communication Services segment addresses the broadly-defined outsourced voice-related markets, including CRM and emergency communication services. Many clients retain multiple communication services providers, which expose us to continuous competition in order to remain a preferred vendor. We also compete with the in-house operations of many of our existing clients and potential clients. The principal competitive factors in our Communication Services segment include, among others, quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients’ needs, capacity, industry-specific experience, technological expertise and price.

Competitors in the CRM industry include call center specialists such as Convergys Corporation, TeleTech Holdings, Inc. and ClientLogic Corporation; prime contractors such as IBM Corporation and Accenture Ltd.; and international outsourcers such as Infosys Technologies Limited.

The market for wireline and wireless emergency communications solutions is also competitive, predominantly affected by the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the wireless market include TeleCommunications Systems, Inc. for the provision of emergency communications data management services to wireless carriers. Competitors in the incumbent local exchange carrier and competitive local exchange carrier markets include internally developed solutions of major carriers.

Quality Assurance.  We believe we differentiate the quality of our services through our ability to understand our clients’ needs and expectations and our ability to meet or exceed them. We maintain quality functions throughout our agent-based and automated service offering organizations.

Conferencing Services

Conferencing Industry.  The conferencing services industry consists of audio, web and video conferencing services that are marketed to businesses and individuals worldwide. Demand has been driven by a number of key factors:

•	Ease of use and increased reliability of products.

•	Difficulties related to business travel and greater pressure on companies to reduce administrative costs.

•	An increasingly dispersed and virtual workforce.

•	Global expansion of business.

•	More affordable service pricing.

•	The technological complexity of maintaining in-house systems.

•	An increase in telecommuting.

•	The acceptance of conferencing as a means to help increase productivity.

We were attracted to the conferencing services business because it gives us the ability to use our existing technology and assets to manage additional transactions for a large and growing market.

Service Offerings.  We believe we are the largest conferencing services provider in the world. In January 2007, Frost & Sullivan awarded us the North American Conferencing Service of the Year Award for our continued growth in market share, revenues, profitability, innovation in the market and commitment to customer satisfaction. Our Conferencing Services segment provides our clients with an integrated, global suite of collaboration tools including audio, web, and video conferencing. We expanded our presence within this segment through the acquisitions of the conferencing-related assets of Sprint Conferencing (“Sprint”) and Raindance Communication Inc. (“Raindance”) in June 2005 and April 2006, respectively. The segment provides four primary services globally:

•	Reservationless Services are on-demand automated conferencing services that allow clients to initiate an audio conference at anytime, without the need to make a reservation or rely on an operator. We are generally paid for these services on a per participant minute basis.

•	Operator-Assisted Services are available for complex audio conferences and large events. Attended, or operator-assisted, services are tailored to a client’s needs and provide a wide range of scalable features and enhancements, including the ability to record, broadcast, schedule and administer meetings. We are generally paid for these services on a per participant minute basis.

•	Web Conferencing Services allow clients to make presentations and share applications and documents over the Internet. These services are offered through our proprietary products, Mshow® and Raindance Meeting Edition®, as well as through the resale of WebEx Communications, Inc. and Microsoft Corporation products. Web conferencing services are customized to each client’s individual needs and offer the ability to reach a wide audience. We are generally paid for these services on a per participant minute or per seat license basis.

•	Video Conferencing Services allow clients to experience real time video presentations and conferences. These services are offered through our proprietary product, InView®. Video conferencing services can be used for a wide variety of events, including training seminars, sales presentations, product launches and financial reporting calls. We are generally paid for these services on a per participant minute basis.

Sales and Marketing.  We maintain a sales force of approximately 500 personnel that is focused exclusively on understanding our clients’ needs and delivering conferencing solutions. We generally pay commissions to sales professionals on both new sales and incremental revenues generated from new and existing clients.

Our Conferencing Services segment manages sales and marketing through five dedicated channels:

•	National Accounts: Our national accounts meeting consultants sell our services to Fortune 500 companies.

•	Direct Sales: Our direct sales meeting consultants sell our services to accounts other than Fortune 500 companies.

•	International Sales: Our international meeting consultants sell our services internationally.

•	Internet: We sell our conferencing services on the Internet through the trade name ConferenceCall.com. ConferenceCall.com acquires clients using Internet-based search engines to identify potential purchasers of conferencing services through placement of paid advertisements on search pages of major Internet search engine sites. The strength of ConferenceCall.com’s marketing program lies in its ability to automatically monitor ad placement on all of the major search engines and ensure optimal positioning on each of these search sites.

•	Wholesale Sales: We have relationships with traditional resellers, local exchange carriers, inter-exchange carriers and systems integrators to sell our conferencing services.

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

Competition.  Our Conferencing Services segment addresses the audio, web and video conferencing markets. These markets are highly competitive. The principal competitive factors in our Conferencing Services segment include, among others, range of service offerings, global offerings, price and quality of service. Competitors in this industry range from integrated telecommunications providers, such as AT&T Inc., Verizon Inc. and Global Crossing Ltd., to independent providers, such as WebEx Communications, Inc., Premiere Global Services, Inc. and Genesys Conferencing, Inc.

Receivables Management

Receivables Management Industry.  The accounts receivable management (“ARM”) market includes the collection of delinquent debt on a contingent basis (as an agent on behalf of clients) and on a principal basis (purchase of delinquent receivables from clients for subsequent collection by the buyer for its own account). An increasing number of providers offer both contingent/agent and principal services for their clients. The growth in the ARM market is driven by a number of factors:

•	Increasing consumer and commercial credit.

•	Macro economic trends affecting the level of debt delinquencies, including interest rates, minimum payment levels on credit cards, health care and energy costs, and ability to refinance debt that would otherwise be delinquent (residential real estate prices, home equity loan environment, etc.).

•	Development and improvement in recovery strategies.

We were attracted to the receivables management business because of our ability to use our existing infrastructure to address the needs of a large and growing market and to sell these services to our existing clients.

Service Offerings.  We are one of the leading providers of receivables management services in the United States. The Receivables Management segment consists of the following services:

•	Debt Purchasing Collections involves the purchase of portfolios of receivables from credit originators. We use proprietary analytical tools to identify and evaluate portfolios of receivables and develop custom recovery strategies for each portfolio. We have an established relationship with Cargill Financial Services Corp. (“Cargill”) to evaluate and finance the purchase of receivables. We have also entered into forward-flow contracts that commit a third party to sell to us regularly, and commit us to purchase regularly, charged-off receivable portfolios for a fixed percentage of the face amount.

•	Contingent/Third-Party Collections involves collecting charged-off debt. We are focused on specific industries, such as healthcare, credit card, telecommunications and vehicle financing. Our recovery strategy is primarily determined by the age of receivables and the extent of previous collection efforts. We generally are paid for these services based on a percentage of the amounts that we recover.

•	Government Collections involves collecting student loans on behalf of the United States Department of Education. We also offer a student loan default prevention program used at more than 100 campus locations. We generally are paid for these services based on a percentage of the amounts that we recover or on a per hour basis.

Competition.  The ARM market includes the collection of delinquent debt on a contingent basis (as an agent on behalf of clients) and on a principal basis (purchase of delinquent receivables from clients for subsequent collection by the buyer for its own account). This market is highly competitive and fragmented. Significant competitors in our Receivables Management market include large collectors and debt purchasers such as Portfolio Recovery Associates, Inc., Asset Acceptance Capital Corporation, NCO Group, Inc., and GC Services, LP and a host of smaller players throughout the United States. Many clients retain multiple receivables management providers, which expose us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factor in obtaining and retaining clients is the percentage of the receivables that are collected and returned to the client.

Financing of Portfolio Purchases.  We work with a portfolio lender, Cargill, to finance the purchase of portfolios. The lender advances 80% to 85% of the purchase price of each portfolio and we fund the remaining 15% to 20%. The debt from the lender accrues interest at a variable rate, with the lender also sharing in the profits of the portfolio after collection expenses and the repayment of principal and interest. The debt from the lender is non-recourse and is collateralized by all receivable portfolios within a loan series.

For further discussion of the results of operations of each of our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The remainder of this section applies to our entire enterprise.

Our Clients

Our clients operate in a wide range of industries, including telecommunications, banking, retail, financial services, technology and health care. We derive a significant portion of our revenue from relatively few clients. During the year ended December 31, 2006, our 100 largest clients represented approximately 61% of our revenues, with one client, AT&T (formerly AT&T, Bell South, Cingular and SBC Communications), representing approximately 17% of our revenues.

Revenue in our three segments is not significantly seasonal.

Our Personnel and Training

As of December 31, 2006, we had approximately 29,200 total employees, of which approximately 24,400 were employed in the Communication Services segment, 2,500 were employed in the Conferencing Services segment, 1,700 were employed in the Receivables Management segment and approximately 600 were employed in corporate support functions. Of these employees, approximately 6,200 were employed in management, staff and administrative positions.

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

We offer extensive classroom and on-the-job training programs for personnel, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines and telephone etiquette. Operators receive professional training lasting from four to 35 days, depending on the client program and the services being provided. In addition to training designed to enhance job performance, employees are also informed about our organizational structure, standard operating procedures and business philosophies.

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

Our Network Operations Center

Our Network Operations Center, based in Omaha, Nebraska, operates 24 hours a day, seven days a week and uses both internal and external systems to effectively operate our equipment, people and sites. We interface directly with long distance carriers and have the ability to immediately allocate call volumes. The Network Operations Center monitors the status of all elements of our network on a real-time basis. We monitor for unexpected events such as weather-related situations or high volume calling and we can react appropriately to maintain expected performance. A back-up facility is available, if needed, and is capable of sustaining all the critical functionality of the primary Network Operations Center. Personnel are regularly scheduled to work from the back-up facility to ensure the viability of the Network Operations Centers business continuity plan.

Our International Operations

As of December 31, 2006, our total revenue and assets outside the United States were less than 10% of our consolidated revenue and assets.

Our Communication Services segment operates facilities in Canada, Philippines and Jamaica.

Our Conferencing Services segment has international sales offices or sales agents in Canada, Australia, Hong Kong, Ireland, the United Kingdom, Singapore, Germany, Japan, France, New Zealand and India. Our Conferencing Services segment operates out of facilities in the United States, the United Kingdom, Canada, Mexico, Singapore, Australia, Hong Kong, New Zealand, and India.

Our Receivables Management segment does not operate in any international locations.

For additional information regarding our domestic and international revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included herewith.

Intellectual Property

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. We currently own 50 registered patents, including several that we obtained as part of our past acquisitions. Further, we have 274 pending patent applications pertaining to technology relating to intelligent upselling, transaction processing, call center and agent management, data collection, reporting and verification, conferencing and credit card processing.

Government Regulation

The Receivables Management and Communications Services segments provide services to healthcare clients that, as providers of healthcare services, are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). As covered entities, our clients must comply with standards for privacy, transaction and code sets, and data security. Under HIPAA, we are sometimes considered a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients. We have implemented HIPAA compliance training and awareness programs for our healthcare services employees. We also have undertaken an ongoing process to test data security at all relevant levels. In addition, we have reviewed physical security at all healthcare operation centers and have implemented systems to control access to all work areas.

Our wholly-owned subsidiary, Intrado Communications, Inc., is also subject to various regulations as a result of its status as a regulated competitive local exchange carrier or an inter-exchange carrier. These include regulations adopted under the Telecommunications Act of 1996. This market may also be influenced by legislation, regulation, and judicial or administrative determinations to open local telephone markets, including 9-1-1 service as a part of local exchange service, to competition; responsibilities of local exchange carriers to provide subscriber records to emergency service providers under the Wireless Communications and Public Safety Act of 1999; and various federal and state regulations on wireless carriers that provide Enhanced 9-1-1, or E9-1-1, services, including, but not limited to, regulations imposed by the Federal Communications Commission (“FCC”) in C.C. Docket No. 94-102.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. In particular, additional delays in implementation of the regulatory requirements imposed by the FCC on voice-over-internet protocol services could have a material adverse effect on our business, financial condition and results of operation.

The accounts receivable management business is regulated both at the federal and state level. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against debt collectors and to recommend enforcement actions and seek monetary penalties. The Federal Fair Debt Collection Practices Act (“FDCPA”) establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including:

•	Time, place and manner of communications;

•	Prohibition of harassment or abuse by debt collectors;

•	Restrictions on communications with third parties and specific procedures to be followed when communicating with third parties to obtain a consumer debtor’s location information;

•	Notice and disclosure requirements; and

•	Prohibition of unfair or misleading representations by debt collectors.

The accounts receivable management and collection business is also subject to the Fair Credit Reporting Act (“FCRA”), which regulates the consumer credit reporting industry. Under the FCRA, liability may be imposed on furnishers of data to credit reporting agencies to the extent that adverse credit information reported is false or inaccurate.

The accounts receivable management business is also subject to state regulations. Some states require debt collectors be licensed or registered, hold a certificate of authority and/or be bonded. Failure to comply may subject the debt collector to penalties and/or fines. In addition, state licensing authorities, as well as state consumer protection agencies, in many cases, have the authority to investigate debtor complaints against debt collectors and to recommend enforcement actions and seek monetary penalties against debt collectors for violations of state or federal laws.

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

Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act (“TCPA”), enacted in 1991, authorized and directed the FCC to regulate the telemarketing industry. The FCC set forth rules to implement the TCPA, which have been amended over time. These rules currently place restrictions on the methods and timing of telemarketing sales calls, including:

•	Restrictions on calls placed by automatic dialing and announcing devices;

•	Limitations on the use of predictive dialers for outbound calls;

•	Institution of a National “Do-Not-Call” Registry in conjunction with the FTC;

•	Guidelines on maintaining an internal “Do-Not-Call” list and honoring “Do-Not-Call” requests;

•	Requirements for transmitting caller identification information; and

•	Restrictions on facsimile advertising.

The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 authorized the FTC to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC’s Telemarketing Sales Rule (“TSR”) became effective in January 1996 and has been amended over time. The TSR applies to most outbound telemarketing calls and portions of some inbound telemarketing calls. The TSR generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales, including:

•	Subjecting a portion of inbound calls to additional disclosure requirements;

•	Prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing;

•	Application of the TSR to charitable solicitations;

•	Additional disclosure statements relating to certain products or services, and certain types of offers, especially those involving negative option features;

•	Additional authorization requirements for payment methods that do not have consumer protections comparable to those available under the Electronic Funds Transfer Act or the Truth in Lending Act, or for telemarketing transactions involving pre-acquired account information and free-to-pay conversion offers;

•	Institution of a National “Do-Not-Call” Registry;

•	Guidelines on maintaining an internal “Do-Not-Call” list and honoring “Do-Not-Call” requests; and

•	Limitations on the use of predictive dialers for outbound calls.

In addition to the federal regulations, there are numerous state statutes and regulations governing telemarketing activities. These include restrictions on the methods and timing of telemarketing calls as well as disclosures required to be made during telemarketing calls. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Such registration can be time consuming and costly. Many states have an exemption for companies who are publicly traded or have securities listed on a national securities exchange. As a result of the recapitalization and our securities being no longer publicly traded or listed on a national securities exchange, we will not be able to avail ourselves of the exemption from state telemarketer registration requirements applicable to companies with securities listed on a national securities exchange. While we believe that we can operate our business in compliance with the various states’ registration requirements, there can be no assurance that we will meet all states’ requirements in a timely manner or that compliance with all such requirements would not be costly or time consuming. Any failure on our part to comply with the registration requirements applicable to companies engaged in telemarketing activities could have an adverse impact on our business.

Several states also continue to operate their own state “Do-Not-Call” registries. Employees who are involved in certain types of sales activity, such as activity regarding insurance or mortgage loans, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those bodies.

We specifically train our marketing representatives to handle calls in an approved manner and believe we are in compliance in all material respects with all federal and state telemarketing regulations.

The industries that we serve are also subject to varying degrees of government regulation, including laws and regulations relating to contracting with the government and data security. We are subject to some of the laws and regulations associated with government contracting as a result of our contracts with our clients and also as a result of contracting directly with the United States government and its agencies. With respect to marketing scripts, we rely on our clients and their advisors to develop the scripts to be used by us in making consumer solicitation on behalf of our clients. We generally require our clients to indemnify us against claims and expenses arising with respect to the scripts and products provided by our clients.

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

Our Communication Services segment’s business and growth depend in large part on the industry trend toward outsourcing. This trend may not continue, or may continue at a slower pace, as organizations may elect to perform these services themselves. In addition, our Communication Services segment faces risks from technological advances that we may not be able to successfully address.

Our Conferencing Services segment faces technological advances and consolidation which have contributed to pricing pressures. Competition in the web and video conferencing services arenas continues to develop as new vendors enter the marketplace and offer a broader range of conferencing solutions through new technologies, including, without limitation, voice-over-internet-protocol, on-premise solutions, private branch exchange (“PBX”) solutions and equipment and handset solutions.

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

The United States Congress, the FCC, various states and other foreign jurisdictions have promulgated and enacted rules and laws that govern the methods and processes of making and completing telephone solicitations, sales and collecting of consumer debt and the provision of emergency communication services. As a result, we may be subject to proceedings alleging violation of these rules and laws in the future. Additional rules and laws may require us to modify our operations or service offerings in order to meet our clients’ service requirements effectively, and these regulations may limit our activities or significantly increase the cost of regulatory compliance.

There are numerous state statutes and regulations governing telemarketing activities that do or may apply to us. For example, some states place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Such registration can be time consuming and costly. Many states have an exemption for companies who are publicly traded or have securities listed on a national securities exchange. While we believe that we can operate our business in compliance with the various states’ registration requirements, there can be no assurance that we will meet all states’ requirements in a timely manner or that compliance with all such requirements would not be costly or time consuming. Any failure on our part to comply with the registration requirements applicable to companies engaged in telemarketing activities could have an adverse impact on our business.

Pending and future litigation may divert management’s time and attention and result in substantial costs of defense, damages or settlement, which could adversely affect our business, results of operations and financial condition.

We face uncertainties relating to the pending litigation described in “Part I, Item 3. Legal Proceedings” and we may not ultimately prevail or otherwise be able to satisfactorily resolve this litigation. In addition, other material suits by individuals or certified classes, claims, or investigations relating to the same or similar matters as those described in this Annual Report on Form 10-K or other aspects of our business, including our obligations to market additional products to our clients’ customers may arise in the future. Furthermore, we generally indemnify our customers against third-party claims asserting intellectual property violations, which may result in litigation. Regardless of the outcome of any of these lawsuits or any future actions, claims or investigations relating to the same or any other subject matter, we may incur substantial defense costs and these actions may cause a diversion of management’s time and attention. Also, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of these proceedings, which could adversely affect our business, results of operations and financial condition. Finally, certain of the outcomes of such litigation may directly affect our business model, and thus profitability, including the potential for recharacterization of our independent contractors as employees and any ensuing reduction in such staff.

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

Our business strategy depends on successfully integrating the assets, operations and corporate functions of businesses we have acquired, including those acquired in the recent acquisitions of Raindance and Intrado, both of which we acquired in April 2006, and our acquisition of InPulse in October 2006, and any additional businesses we may acquire in the future. The acquisition of additional businesses involves integration risks, including:

•	the diversion of management’s time and attention away from operating our business to acquisition and integration challenges;

•	the unanticipated loss of key employees of the acquired businesses;

•	the potential need to implement or remediate controls, procedures and policies appropriate for a larger company at businesses that prior to the acquisition lacked these controls, procedures and policies;

•	the need to integrate accounting, information management, human resources, contract and intellectual property management and other administrative systems at each business to permit effective management; and

•	our entry into markets or geographic areas where we may have limited or no experience.

We may be unable to effectively or efficiently integrate businesses we have acquired or may acquire in the future without encountering the difficulties described above. Failure to integrate these businesses effectively could adversely affect our business, results of operations and financial condition.

In addition to this integration risk, our business, results of operations and financial condition could be adversely affected if we are unable to achieve the planned objectives of an acquisition. The inability to achieve our planned objectives could result from:

•	the financial underperformance of these acquisitions;

•	the loss of key clients of the acquired business, which may drive financial underperformance; and

•	the occurrence of unanticipated liabilities or contingencies.

Our ability to recover charged-off consumer receivables may be limited under federal and state laws.

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

We depend on voice and data services provided by various telecommunications providers. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could adversely affect our business, results of operations and financial condition. While we have entered into long-term contracts with many of our telecommunications providers, there is no obligation for these vendors to renew their contracts with us or to offer the same or lower rates in the future. In addition, these contracts are subject to termination or modification for various reasons outside of our control. An adverse change in the pricing of voice and data services that we are unable to recover through the price of our services, or any significant interruption in voice or data services, could adversely affect our business, results of operations and financial condition.

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

Our Communication Services and Receivables Management segments are very labor intensive and experience high personnel turnover. Significant increases in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Moreover, many of our employees are hired on a part-time basis, and a significant portion of our costs consists of wages to hourly workers. Increases in the minimum wage or labor regulation could increase our labor costs. Recently, there has been increased legislative activity at the state and federal level to increase the minimum wage. Increases in our labor costs, costs of employee benefits or employment taxes could adversely affect our business, results of operations and financial condition.

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

Our 100 largest clients represented approximately 61% of our total revenue for the year ended December 31, 2006 with one client, AT&T (formerly AT&T, Bell South, Cingular and SBC Communications), accounting for approximately 17% of our total revenue. Subject to advance notice requirements and a specified wind down of purchases, AT&T may terminate its contract with us with or without cause at any time. If we fail to retain a significant amount of business from AT&T or any of our other significant clients, our business, results of operations and financial condition could be adversely affected.

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

In our Receivables Management segment, we entered into a number of forward-flow contracts during 2006. These contracts commit a third party to sell to us regularly, and commit us to purchase regularly, charged-off receivable portfolios for a fixed percentage of their face amount. Consequently, our business, results of operations and financial condition could be adversely affected if the fixed percentage price is higher than the market price we would have paid absent the forward-flow commitment. We plan to enter into similar contracts in the future, depending on market conditions. To the extent new or existing competitors enter into similar forward-flow arrangements, the pool of portfolios available for purchase may be diminished.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

Our contracts are generally not exclusive and typically do not provide for revenue commitments.

We seek to sign multi-year contracts with our clients. However, our contracts generally enable the clients to unilaterally terminate the contract or reduce transaction volumes upon written notice and without penalty, oftentimes based on our failure to attain certain service performance levels. The terms of these contracts are often also subject to renegotiation at any time. In addition, most of our contracts are not exclusive and do not ensure that we will generate a minimum level of revenue. Many of our clients also retain multiple service providers with whom we must compete. As a result, the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program.

Our data and contact centers are exposed to interruption.

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

If we are unable to complete future acquisitions, our business strategy and earnings may be negatively affected.

Our ability to identify and take advantage of attractive acquisition or other business development opportunities is an important component in implementing our overall business strategy. We may be unable to identify, finance or complete acquisitions or to do so at attractive valuations.

Risks Related to Our Outstanding Indebtedness

On October 24, 2006, we completed a recapitalization of the Company. We financed the recapitalization in part along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. In connection with the closing of the recapitalization, we repaid our existing $800.0 million unsecured revolving credit facility.

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

Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes and the senior subordinated notes, and to fund our other liquidity needs.

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

The notes and the related guarantees are our and the guarantors’ unsecured obligations, respectively, but our obligations under our new senior secured credit facilities and each guarantor’s obligations under its respective guarantee of our new senior secured credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including the stock of most of our wholly-owned U.S. subsidiaries and 65% of the stock of our material first-tier non-U.S. subsidiaries. The notes and the guarantees are effectively subordinated to all our and the guarantors’ secured indebtedness to the extent of the value of the assets securing that indebtedness. We are also permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur additional indebtedness under our new senior secured credit facilities in an aggregate amount of up to $500.0 million, plus the aggregate amount of principal payments previously made in respect of the term loan facility, which additional indebtedness has the same security and guarantees as the other indebtedness under our new senior secured credit facilities. In addition, the notes, subject to some limitations, permit us to incur additional secured indebtedness, and the notes and any related guarantees are effectively junior to any additional secured indebtedness we may incur.

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

For the year ended December 31, 2006, our non-guarantor subsidiaries collectively represented approximately 14.9% of our revenues (approximately 8.0% not including the revenues of our non-guarantor receivables management subsidiary, Worldwide Asset Purchasing LLC (“WAP”)), approximately 40.9% of our operating income (13.5% not including WAP), approximately 25.3% of our Adjusted EBITDA (approximately 7.0% not including WAP) and approximately 23.0% of our cash flows from operating activities (approximately 6.6% not including WAP). At December 31, 2006, our non-guarantor subsidiaries collectively represented approximately 8.7% of our total assets (2.2% not including WAP) and had approximately $29.6 million of outstanding total liabilities, (approximately $25.5 million not including WAP) including trade payables, but excluding intercompany liabilities and non-recourse debt, all of which would have been structurally senior to the notes. While WAP is not a guarantor of the notes, it is contractually obligated to distribute its excess cash each month to us and its minority shareholder. Accordingly, we believe that presentation of the foregoing financial information of our non-guarantor subsidiaries, but excluding WAP, is helpful to noteholders in assessing the credit risk associated with the notes.

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

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount, plus accrued and unpaid interest. We may not be able to repurchase the notes upon a change of control because we may not have sufficient funds. Further, we are contractually restricted under the terms of our new senior secured credit facilities, and may be restricted under the terms of other future senior indebtedness, from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to repurchase notes unless we are able to refinance or obtain waivers under our new senior secured credit facilities. In addition, the indenture governing the senior notes does not permit us to repurchase the tendered senior subordinated notes upon a change of control until all senior notes tendered have been repurchased, which increases the possibility that we will not have the funds necessary to repurchase all tendered senior subordinated notes. Our failure to repurchase the notes upon a change of control would cause a default under the indentures governing the notes and a cross-default under our new senior secured credit facilities. Our new senior secured credit facilities documentation also provides that a change of control, as defined in such documentation, will be a default that permits lenders to accelerate the maturity of borrowings thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to repurchase the notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the notes. Any of our future debt agreements may contain similar provisions.

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

Our corporate headquarters is located in Omaha, Nebraska. Our owned headquarters facility encompasses approximately 134,000 square feet of office space. We also own two facilities in Omaha, Nebraska totaling approximately 161,800 square feet, which is used primarily for administrative activities.

In our Communication Services segment, we own six contact centers located in San Antonio, Texas, El Paso, Texas and Pensacola, Florida, totaling approximately 216,000 square feet.

In our Communication Services segment, we lease contact centers and automated voice and data processing centers totaling approximately 1,306,000 square feet in 15 states and three foreign countries: Saanichton, Victoria, British Columbia, Canada; Mandaluyong City and Makati City, Philippines; and Portmore, Jamaica.

In our Conferencing Services segment, we own two operator-assisted conferencing centers totaling approximately 42,000 square feet and lease two others totaling approximately 79,000 square feet in the United States. Our Conferencing Services segment leases two operator-assisted conferencing centers in the United Kingdom and Australia totaling approximately 20,000 square feet, as well as approximately 225,000 square feet of office space for sales and administrative offices in 15 states and six foreign countries. Our Conferencing Services segment also owns two facilities in West Point, Georgia and Valley, Alabama totaling approximately 75,000 square feet used for administrative activities.

In our Receivables Management segment, we lease 17 contact centers totaling approximately 321,000 square feet in 11 states. Our Receivables Management segment also leases approximately 40,000 square feet of office space for administrative activities.

We believe that our facilities are adequate for our current requirements and that additional space will be available as required. See Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report for information regarding our lease obligations.

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

On December 1, 2006, the trial court permitted Berryman and Blankenship to join the action pursuant to a second amended complaint which contained the same claims as Sanford’s original complaint. West Corporation and WTC filed a demurrer to the second amended complaint. The Court overruled that the demurrer, with one exception, on December 4, 2006. On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” West and WTC intend to seek appellate review of this decision. Discovery in the case is ongoing. The trial court has indicated that it will schedule a trial in or around February 2008.

Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California as described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. On February 9, 2007, the Ninth Circuit heard oral argument on the appeal. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July  21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state court certified a class of Ohio residents. West and WTC have filed a notice of appeal from that decision, and plaintiffs have cross-appealed. West and WTC filed their opening brief on appeal on June 23, 2006. Plaintiffs’ filed their opening brief on appeal on August 17, 2006. West and WTC filed their reply brief on September 15, 2006. Plaintiffs’ reply brief was filed on September 28, 2006. The appeal was argued on February 26, 2007. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Polygon Litigation. On July 31, 2006, Polygon Global Opportunity Master Fund (“Polygon”) commenced an action against West Corporation, captioned Polygon Global Opportunity Master Fund v. West Corporation, in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged, among other things, that Polygon had complied with the statutory demand requirements of Section 220, and that Polygon’s purposes for the inspection sought included: (i) valuing its West Corporation stock, (ii) evaluating whether members of West Corporation’s special committee or board breached their fiduciary duties in approving the Agreement and Plan of Merger dated as of May 31, 2006 between West Corporation and Omaha Acquisition Corp. (“Merger Agreement”), in connection with our recapitalization and (iii) communicating with other West Corporation stockholders regarding the vote on the Merger Agreement. The complaint sought an order compelling West to permit the inspection sought and an award of Polygon’s costs and expenses. A hearing was held on September 21, 2006. On October 12, 2006, the Court of Chancery of the State of Delaware dismissed the complaint and entered judgment in favor of West Corporation. On October 19, 2006, Polygon notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company’s common stock outstanding prior to the recapitalization. On February 9, 2007, Polygon filed a petition for appraisal in the Court of Chancery of the State of Delaware, New Castle County, seeking to have the Court determine the fair value of its shares and a monetary award of the fair value, along with interest and attorney’s fees and costs. Included in our accrued expenses at December 31, 2006, is a stock purchase obligation for approximately $170.6 million for this stock purchase obligation. We do not believe that any difference between this accrual and the final settlement will have a material effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of the stockholders of the Company was held on October  23, 2006 in connection with our recent recapitalization. The stockholders were asked to consider a vote to approve (a) a proposal to adopt the Agreement and Plan of Merger, dated May 31, 2006, between Omaha Acquisition Corp. and the Company, with the Company continuing as the surviving corporation, and (b) the conversion of each outstanding share of common stock of the Company (other than the shares held by Gary and Mary West, certain shares held by certain members of management who elected to invest in the surviving corporation and any shares owned by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) into the right to receive $48.75 per share in cash, without interest. Pursuant to the merger agreement, Gary and Mary West, holders of approximately 56% of our outstanding common stock, converted approximately 85% of their West common stock, or approximately 33.8 million shares, into the right to receive $42.83 per share in cash and their remaining 15%, or approximately 5.8 million shares, were converted into shares of the surviving corporation.

	Number of	Number of
Matter	Votes For	Votes Against	Abstain

To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated May 31, 2006, between Omaha Acquisition Corp. and West Corporation	48,478,570	11,142,503	285,154
To consider and vote upon a proposal to adjourn the special meeting necessary or appropriate to permit further solicitation of proxies	48,991,938	10,904,244	10,045

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the Nasdaq National Market under the symbol “WSTC” until the recapitalization on October 24, 2006. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	High	Low

2005
First Quarter	$35.65	$31.18
Second Quarter	$38.81	$30.05
Third Quarter	$41.98	$36.80
Fourth Quarter	$42.49	$34.80

2006
First Quarter	$45.09	$39.11
Second Quarter	$49.67	$40.47
Third Quarter	$48.45	$47.50
Fourth Quarter (through October 24, 2006)	$48.81	$48.22

We are subject to certain restrictions regarding the payment of cash dividends to our shareholders under our credit agreement and indentures. At December 31, 2006, we were in a deficit position and have no amount available for dividends.

There were no stock repurchases by the Company in the fourth quarter. As of February 16, 2007, there were 40 holders of record of our Class A and Class L common stock.

Item 6.	Selected Financial Data

The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data. The selected consolidated historical income statement and balance sheet data has been derived from our audited historical consolidated financial statements. Our consolidated financial statements as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Income Statement Data:
Revenue	$1,856,038	$1,523,923	$1,217,383	$988,341	$820,665
Cost of services	818,522	687,381	541,979	440,260	399,276
Selling, general and administrative expenses (“SG&A”)	800,301	569,865	487,513	404,972	314,886

Operating income	237,215	266,677	187,891	143,109	106,503
Other income (expense)	(86,660)	(13,181)	(6,368)	(3,289)	2,145

Income before income tax expense and minority interest	150,555	253,496	181,523	139,820	108,648
Income tax expense	65,505	87,736	65,762	51,779	39,706

Income before minority interest	85,050	165,760	115,761	88,041	68,942
Minority interest in net income	16,287	15,411	2,590	165	300

Net income	$68,763	$150,349	$113,171	$87,876	$68,642

2006 income statement data includes $78.8 million in recapitalization expenses and $28.7 million in share based compensation in SG&A. Other expense includes $53.8 million in incremental interest expense incurred as a result of the increased debt levels associated with the recapitalization. The effective income tax rate was impacted by approximately $40.0 million of recapitalization costs estimated to be non-deductible for income tax purposes.

Selected Operating Data:
Net cash flows from operating activities	$196,638	$276,314	$217,376	$199,725	$121,218
Net cash flows from investing activities	$(812,253)	$(297,154)	$(260,743)	$(479,881)	$(122,685)
Net cash flows from financing activities	$799,843	$23,197	$48,267	$166,744	$(12,126)
Adjusted EBITDA(1)	$501,942	$381,623	$291,003	$232,762	$173,128
Adjusted EBITDA margin(2)	27.0%	25.0%	23.9%	23.6%	21.1%
Operating margin(3)	12.8%	17.5%	15.4%	14.5%	13.0%
Net income margin(4)	3.7%	9.9%	9.3%	8.9%	8.4%

(1)	The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity, we use earnings before interest expense, share based compensation, taxes, depreciation and amortization and minority interest, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries or “Adjusted EBITDA.” EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitution for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented as management and certain investors use it as one measure of our historical ability to service debt. Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to cash flow from operations. We use EBITDA and Adjusted EBITDA for debt covenant compliance as these are viewed as measures of liquidity.

(2)	Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue. Adjusted EBITDA margin is not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as a substitution for other GAAP measures.

(3)	Operating margin represents operating income as a percentage of revenue.

(4)	Net income margin represents net income as a percentage of revenue.

	2006	2005	2004	2003	2002

Cash flows from operating activities	$196,638	$276,314	$217,376	$199,725	$121,218
Income tax expense	65,505	87,736	65,762	51,779	39,706
Deferred income tax (expense) benefit	(9,300)	2,645	(6,177)	2,492	(6,502)
Interest expense	94,804	15,358	9,381	5,503	2,419
Minority interest in earnings, net of distributions	2,814	(1,721)	(1,406)	(165)	(300)
Provision for share based compensation	(28,738)	(538)	—	—	—
Excess tax benefit from stock options exercised	50,794	—	—	—	—
Other	(4,287)	(1,557)	(1,264)	(815)	(385)
Changes in operating assets and liabilities, net of business acquisitions	(2,180)	(15,313)	3,611	(26,895)	16,394

EBITDA	366,050	362,924	287,283	231,624	172,550

Minority interest(a)	16,287	15,411	2,590	165	300
Provision for share based compensation(b)	28,738	538	—	—	—
Transaction cost adjustments(c)	78,835	—	—	—	—
Synthetic lease interest(d)	1,305	1,385	1,130	973	278
Acquisition synergies(e)	7,000	—	—	—	—
Vertical Alliance, Inc. adjustment(f)	3,727	1,365	—	—	—

Adjusted EBITDA	$501,942	$381,623	$291,003	$232,762	$173,128

	As of December 31,
	2006		2005		2004		2003		2002

Balance Sheet Data:
Working capital	$128,570		$110,047		$124,766		$80,793		$223,263
Property and equipment, net	294,707		234,871		223,110		234,650		213,641
Total assets	2,535,856		1,498,662		1,271,206		1,015,863		670,822
Total debt	3,287,246		260,520		258,498		192,000		29,647
Stockholders’ equity (deficit)	$(2,127,554)		$971,868		$789,455		$656,238		$549,592

Other Financial Data:
Capital Expenditures	$113,895		$76,855		$59,886		$46,252		$60,049
Ratio of earnings to fixed charges(g)	2.4	x	11.5	x	12.0	x	13.4	x	17.7	x
Total debt(h)	$3,200,000		$220,000		$230,000		$192,000		$29,647
Ratio of total debt(h) to adjusted EBITDA	6.4	x	0.6	x	0.8	x	0.8	x	0.2	x
Cash interest expense(i)	$68,775		$13,595		$8,680		$4,744		$2,286
Ratio of Adjusted EBITDA to cash interest expense	7.3	x	28.1	x	33.5	x	49.1	x	75.7	x

(a)	Represents the minority interest in the earnings of two majority owned consolidated subsidiaries.

(b)	Represents total share based compensation expense determined at fair value in accordance with SFAS 123(R) adopted January 1, 2006.

(c)	Represents transaction costs incurred in connection with the recapitalization.

(d)	Represents interest incurred on a synthetic building lease, which was purchased in September 2006.

(e)	Represents pro forma synergies and synergies realized for the Raindance, Intrado and InPulse acquisitions, consisting primarily of headcount reductions and telephony-related savings.

(f)	Represents the exclusion of the negative EBITDA in Vertical Alliance, Inc., which is an unrestricted subsidiary under the indentures governing our outstanding senior and senior subordinated notes.

(g)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and minority interest plus fixed charges. Fixed charges include interest expense, amortization of debt issuance costs and the portion of rental expense representative of the interest factor.

(h)	Total debt excludes portfolio notes payable.

(i)	Cash interest expense represents interest expense paid less amortization of capitalized financing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We provide business process outsourcing services focused on helping our clients communicate more effectively with their clients. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

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

Overview of 2006 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2006. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, our consolidated financial statements or our condensed consolidated financial statements and notes thereto included elsewhere in this annual report.

•	On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of effecting the recapitalization. Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. As a result of and immediately following the recapitalization, the Sponsors owned approximately 72.1% of our outstanding Class A and Class L common stock, Gary L. and Mary E. West, the Founders of the Company (the “Founders”) owned approximately 24.9% of our outstanding Class A and Class L common stock and certain executive officers of the Company had beneficial ownership of the remaining approximately 3.0% of our outstanding Class A and Class L common stock. The recapitalization was accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities have been maintained. We financed the recapitalization with equity contributions from the Sponsors and the rollover of a portion of the equity interests in the Company held by the Founders, and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. In connection with the closing of the recapitalization, the Company terminated and paid off the outstanding balance of its existing $800.0 million unsecured revolving credit facility. As a result of the recapitalization, our common stock is no longer publicly traded.

•	On October 2, 2006, we completed our acquisition of InPulse Response Group, Inc. (“InPulse”). The purchase price and estimated transaction costs were approximately $46 million in cash, excluding cash received. We funded the acquisition with a combination of cash on hand and borrowings under our previous bank revolving credit facility.

•	On April 6, 2006, we completed our acquisition of Raindance Communications, Inc. (“Raindance”) pursuant to an Agreement and Plan of Merger dated as of February 6, 2006. The purchase price and estimated transaction costs were approximately $157 million in cash, excluding cash received. We funded the acquisition with a combination of cash on hand and borrowings under our previous bank revolving credit facility.

•	On April 4, 2006, we completed our acquisition of Intrado Inc. (“Intrado”) pursuant to an Agreement and Plan of Merger, dated as of January 29, 2006. The purchase price and estimated transaction costs were approximately $539 million in cash, excluding cash received. We funded the acquisition with a combination of cash on hand, a portion of Intrado’s cash on hand and borrowings under our previous bank revolving credit facility.

•	Revenues increased $332.1 million or 21.8% in 2006 as compared to the prior year. $235.2 million of this increase was derived from acquisitions completed in 2005 and 2006 and $96.9 million was attributable to organic growth.

•	Operating income decreased 11.0% in 2006 compared to the prior year. This decrease was attributable to recapitalization costs and share based compensation costs aggregating approximately $107.6 million.

•	Our adjusted EBITDA increased to $501.9 million in 2006, compared to $381.6 million in 2005, an increase of 31.5% due to the growth of our business.

Outlook

On January 31, 2007, we announced our 2007 financial outlook. In that announcement, we stated that our revenue expectation is $2.05 billion to $2.13 billion, expected adjusted EBITDA is $540 million to $560 million and expected capital expenditures are $90 million to $110 million. This guidance included the expected results of CenterPost Communications and Televox Software, Inc. acquisitions which were also announced January 31, 2007.

The following table sets forth our Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Cost of services	44.1	45.1	44.6
Selling, general and administrative expenses (“SG&A”):
SG&A before recapitalization and share based compensation expense	37.4	37.4	40.0
Recapitalization expense	4.2	—	—
Share based compensation	1.5	—	—

Total SG&A	43.1	37.4	40.0

Operating income	12.8	17.5	15.4
Other expense	4.7	0.9	0.5

Income before income tax expense and minority interest	8.1	16.6	14.9
Income tax expense	3.5	5.7	5.4
Minority interest	0.9	1.0	0.2

Net Income	3.7%	9.9%	9.3%

Years Ended December 31, 2006 and 2005

Revenue:  Revenue increased $332.1 million, or 21.8%, to $1,856.0 million in 2006 from $1,523.9 million in 2005. $235.2 million of this increase was derived from the acquisitions of Sprint’s conferencing assets, Intrado, Raindance and InPulse which closed for accounting purposes on June 3, 2005, April 1, 2006, April 1, 2006 and October 1, 2006, respectively.

During 2006 and 2005, revenue from our 100 largest customers, included $15.0 million and $37.5 million, respectively, of revenue derived from new clients.

During the year ended December 31, 2006, our largest 100 clients represented approximately 61% of revenues compared to 63% for the year ended December 31, 2005. This reduced concentration was due to our strategic acquisitions in 2006 and 2005 and to organic growth. Late in 2006, AT&T, Cingular, SBC and Bell South were merged. The aggregate revenue provided by these clients as a percentage of our total revenue in 2006 and 2005 were approximately 17% and 19%, respectively. No other client accounted for more than 10% of our total 2006 revenue. In 2005 Cingular accounted for 12% of total revenue.

Revenue by business segment:

	For the Year Ended, December 31,
		% of Total		% of Total
	2006	Revenue	2005	Revenue	Change	% Change

Revenue in thousands:
Communication Services	$1,020,242	55.0%	$873,975	57.4%	$146,267	16.7%
Conferencing Services	607,506	32.7%	438,613	28.8%	168,893	38.5%
Receivables Management	234,521	12.6%	216,191	14.2%	18,330	8.5%
Intersegment eliminations	(6,231)	(0.3)%	(4,856)	(0.3)%	(1,375)	28.3%

Total	$1,856,038	100.0%	$1,523,923	100.0%	$332,115	21.8%

Communication Services revenue increased $146.3 million, or 16.7%, to $1,020.2 million in 2006. The increase included $128.0 million from the acquisitions of Intrado and InPulse on April 1, 2006 and October 1, 2006, respectively. Organic growth in our inbound dedicated agent business during 2006 was offset by an anticipated reduction of $42.2 million in our consumer outbound business.

Conferencing Services revenue increased $168.9 million, or 38.5%, to $607.5 million in 2006. The increase in revenue included $107.2 million from the acquisition of Sprint’s conferencing assets on June 3, 2005 and Raindance on April 1, 2006. The remaining $61.7 million increase was attributable to organic growth. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with the industry trend which is expected to continue for the foreseeable future.

Receivables Management revenue increased $18.3 million to $234.5 million in 2006. Sales of receivable portfolios in 2006 and 2005 resulted in revenue of $19.9 million and $13.5 million, respectively. The Receivables Management revenue growth was all organic.

Cost of Services:  Cost of services represents direct labor, variable telephone expense, commissions and other costs directly related to providing services to clients. Cost of services increased $131.1 million, or 19.1%, to $818.5 million in 2006, from $687.4 million for the comparable period of 2005. The increase in cost of services included $67.9 million in costs associated with services offered resulting from the acquisitions of Sprint, Intrado, Raindance and InPulse. As a percentage of revenue, cost of services decreased to 44.1% for 2006, compared to 45.1% in 2005.

Cost of Services by business segment:

	For the Year Ended, December 31,
		% of
	2006	Revenue	2005	% of Revenue	Change	% Change

Cost of services in thousands:
Communication Services	$488,955	47.9%	$430,170	49.2%	$58,785	13.7%
Conferencing Services	210,842	34.7%	151,282	34.5%	59,560	39.4%
Receivables Management	123,999	52.9%	110,104	50.9%	13,895	12.6%
Intersegment eliminations	(5,274)		(4,175)		(1,099)	26.3%

Total	$818,522	44.1%	$687,381	45.1%	$131,141	19.1%

Communication Services cost of services increased $58.8 million, or 13.7%, in 2006 to $489.0 million. The increase in cost of services included $33.8 million in costs associated with services offered resulting from the acquisitions of Intrado and InPulse. The remaining increase is associated with the organic increase in revenue. As a percentage of this segment’s revenue, Communication Services cost of services decreased to 47.9% in 2006, compared to 49.2% in 2005. The decrease as a percentage of revenue in 2006 was due to the acquisition of Intrado, which historically had a lower percentage of direct costs to revenue than our Communication Services segment results.

Conferencing Services cost of services increased $59.6 million, or 39.4%, in 2006 to $210.8 million. The increase in cost of services included $34.1 million in costs associated with services offered resulting from the acquisitions of Sprint’s conferencing assets and Raindance. As a percentage of this segment’s revenue, Conferencing Services cost of services increased to 34.7% in 2006, compared to 34.5% for the comparable period in 2005.

Receivables Management cost of services increased $13.9 million, or 12.6%, in 2006 to $124.0 million. As a percentage of this segment’s revenue, Receivables Management cost of services increased to 52.9% in 2006, compared to 50.9%, for the comparable period in 2005.

Selling, General and Administrative Expenses:  SG&A expenses increased $230.4 million, or 40.4%, to $800.3 million in 2006 from $569.9 million for 2005. The acquisitions of Sprint, Intrado, Raindance and InPulse increased SG&A expense by $122.3 million. Total share based compensation expense (“SBC”) recognized from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) during 2006 was $28.7 million compared to $0.5 million in 2005. We also recognized $78.8 million in expenses associated with our recapitalization in 2006. As a percentage of revenue, SG&A expenses increased to 43.1% in 2006, compared to 37.4% in 2005.

As set forth below, base selling, general and administrative expense, by business segment, excludes recapitalization expense and SBC and is a non-GAAP measure. Management believes these measures provide an alternative presentation of results that more accurately reflects on-going operations, without the distorting effects of the recapitalization expense and SBC items. The following table includes reconciliations for 2006 selling, general and administrative expense, by business segment, excluding the recapitalization expense and SBC, to reported selling, general and administrative expense.

Selling, general and administrative expenses by business segment:

	For the Year Ended, December 31,
	Base	Recap.		Reported	% of	Reported	% of		%
	SG&A	Expense	SBC	2006	Revenue	2005	Revenue	Change	Change

SG&A (in thousands)
Communication Services	$388,760	$36,337	$17,125	$442,222	43.3%	$321,729	36.8%	$120,493	37.5%
Conferencing Services	236,378	34,003	6,847	277,228	45.6%	181,538	41.4%	95,690	52.7%
Receivables Management	68,547	8,495	4,766	81,808	34.9%	67,279	31.1%	14,529	21.6%
Intersegment eliminations	(957)	—	—	(957)		(681)		(276)	NM

Total	$692,728	$78,835	$28,738	$800,301	43.1%	$569,865	37.4%	$230,436	40.4%

NM — Not meaningful

Communication Services SG&A expenses increased $120.5 million, or 37.5%, to $442.2 million in 2006. The acquisitions of Intrado and InPulse increased SG&A expense by $79.8 million. Total SBC recognized during 2006 was $17.1 million compared to $0.2 million in 2005. We also recognized $36.3 million in expenses associated with our recapitalization in 2006. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 43.3% in 2006 compared to 36.8% in 2005. SG&A before recapitalization expense and SBC was $388.8 million or 38.1% of this segment’s revenue in 2006.

Conferencing Services SG&A expenses increased $95.7 million, or 52.7%, to $277.2 million in 2006. The increase in SG&A included $42.5 million from the acquisition of Sprint’s conferencing assets on June 3, 2005 and Raindance on April 1, 2006. Total SBC recognized during 2006 was $6.8 million compared to $0.1 million in 2005. We also recognized $34.0 million in expenses associated with our recapitalization in 2006. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses increased to 45.6% in 2006 compared to 41.4% in 2005. SG&A before recapitalization expense and SBC was $236.4 million or 38.9% of this segment’s revenue in 2006.

Receivables Management SG&A expenses increased $14.5 million, or 21.6%, to $81.8 million in 2006. Total SBC recognized during 2006 was $4.8 million compared to $0.3 million in 2005. We also recognized $8.5 million in expenses associated with our recapitalization in 2006. As a percentage of this segment’s revenue, Receivables Management SG&A increased to 34.9% in 2006, compared to 31.1% in 2005. SG&A before recapitalization expense and SBC was $68.5 million or 29.2% of this segment’s revenue in 2006.

Operating Income:  Operating income in 2006 decreased by $29.5 million, or 11.0%, to $237.2 million from $266.7 million in 2005. As a percentage of revenue, operating income decreased to 12.8% in 2006 compared to 17.5% in 2005 due to the factors discussed above for revenue, cost of services and SG&A expenses.

As set forth below, base operating income, by business segment, excludes recapitalization expense and SBC and is a non-GAAP measure. Management believes these measures provide an alternative presentation of results that more accurately reflects on-going operations, without the distorting effects of the recapitalization expense and SBC items. The following table includes reconciliations for 2006 operating income, by business segment, excluding the recapitalization expense and SBC, to reported operating income.

Operating income by business segment:

	For the Year Ended, December 31,
	Base
	Operating	Recap		Reported	% of	Reported	% of		%
	Income	Expense	SBC	2006	Revenue	2005	Revenue	Change	Change

Operating income in thousands
Communication Services	$142,527	$36,337	$17,125	$89,065	8.7%	$122,076	14.0%	$(33,011)	(27.0)%
Conferencing Services	160,287	34,003	6,847	119,437	19.7%	105,793	24.1%	13,644	12.9%
Receivables Management	41,975	8,496	4,766	28,713	12.2%	38,808	18.0%	(10,095)	(26.0)%

Total	$344,789	$78,836	$28,738	$237,215	12.8%	$266,677	17.5%	$(29,462)	(11.0)%

Communication Services operating income in 2006 decreased by $33.0 million, or 27.0%, to $89.1 million. The decrease in operating income was due primarily to recapitalization expenses and SBC, previously discussed. This decrease was partially offset by acquisitions of Intrado and Inpulse which in the aggregate added $14.3 million to operating income. As a percentage of this segment’s revenue, Communication Services operating income decreased to 8.7% in 2006 compared to 14.0% in 2005. Operating income before recapitalization expense and SBC was $142.5 million or 14.0% of this segment’s revenue in 2006.

Conferencing Services operating income in 2006 increased by $13.6 million, or 12.9%, to $119.4 million. The increase in operating income included $30.6 million from the acquisitions of Sprint’s conferencing assets and Raindance. This increase was partially reduced by recapitalization expenses and SBC, previously discussed. As a percentage of this segment’s revenue, Conferencing Services operating income decreased to 19.7% in 2006, compared to 24.1% in 2005. Operating income before recapitalization expense and SBC was $160.3 million or 26.4% of this segment’s revenue in 2006.

Receivables Management operating income in 2006 decreased by $11.1 million, or 26.0% to $28.7 million. The decrease in operating income was due primarily to recapitalization expenses and SBC, previously discussed. As a percentage of this segment’s revenue, Receivables Management operating income decreased to 12.2% in 2006, compared to 18.0% in 2005. Operating income before recapitalization expense and SBC was $42.0 million or 18.0% of this segment’s revenue in 2006.

Other Income (Expense):  Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable. Other expense in 2006 was $86.7 million compared to $13.2 million in 2005. The change in other expense in 2006 was primarily due to interest expense on increased outstanding debt incurred in connection with our recapitalization and higher interest rates in 2006 than we experienced in 2005. We also experienced higher interest rates on outstanding indebtedness than rates under our previous credit facility.

Minority Interest:  Effective September 30, 2004, our portfolio receivable lenders, CFSC Capital Corp. XXXIV, (“Cargill”) exchanged its rights to share profits in certain receivables portfolios under its revolving financing facility with us for a 30% minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC (“WAP”). Effective January 1, 2006, and in connection with the renegotiation of the revolving financing facility, we acquired 5% of additional interest in WAP in exchange for an exclusivity agreement with Cargill, which reduced their minority interest to 25%. The minority interest in the earnings of WAP for 2006 was $17.1 million compared to $16.1 million for 2005.

Net Income:  Net income decreased $81.6 million, or 54.3%, to $68.8 million in 2006 compared to $150.4 million in 2005. The decrease in net income was due to the factors discussed above for revenues, cost of services, SG&A expense and other income (expense) as well as an increase in our effective tax rate. Net income includes a provision for income tax expense at an effective rate of approximately 48.8% for 2006 compared to 36.9% in 2005. The 2006 effective income tax rate was impacted by approximately $40.0 million of recapitalization transaction costs which we expect to be non-deductible for income tax purposes.

Years Ended December 31, 2005 and 2004

Revenue:  Revenue increased $306.6 million, or 25.2%, to $1,523.9 million in 2005 from $1,217.3 million in 2004. $195.5 million of this increase was derived from the acquisitions of Worldwide, ECI and Sprint’s conferencing assets which closed on August 1, 2004, December 1, 2004 and June 3, 2005, respectively. During 2005 and 2004, revenue from our largest 100 customers, included $37.5 million and $28.5 million, respectively, of revenue derived from new clients.

During the year ended December 31, 2005, our largest 100 clients represented 63% of revenues compared to 69% for the year ended December 31, 2004. This reduced concentration is due to our strategic acquisitions in 2005 and 2004 and organic growth. In 2005 and 2004, we had one customer, Cingular, which accounted for 12% and 9%, respectively, of total revenue.

Revenue by business segment:

	For the Year Ended, December 31,
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

Communication Services revenue increased $56.3 million, or 6.9%, to $874.0 million in 2005. This revenue increase was offset by a decline in outbound consumer revenue of $18.9 million due to the anticipated reduction in outbound consumer calling. The increase in revenue is primarily due to growth in our dedicated and shared agent business and a short term customer engagement of $17.0 million in outbound consumer revenue.

Conferencing Services revenue increased $136.1 million, or 45.0%, to $438.6 million in 2005. The increase in revenue included $98.3 million from the acquisition of Sprint’s conferencing assets on June 3, 2005 and the full year impact of the ECI acquisition, which occurred on December 1, 2004. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with the industry trend which is expected to continue for the foreseeable future.

Receivables Management revenue increased $116.8 million, or 117.5%, to $216.2 million in 2005. The increase in revenue includes $97.2 million from the full year impact of Worldwide, which we acquired on August 1, 2004. Sales of portfolio receivables during the year ended December 31, 2005 and the five months ended December 31, 2004 resulted in revenue of $13.5 million and $2.4 million, respectively.

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

	For the Year Ended, December 31,
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

Selling, general and administrative expenses by business segment:

	For the Year Ended, December 31,
	2005	% of Revenue	2004	% of Revenue	Change	% Change

Selling, general and administrative expenses in thousands Communication Services	$321,729	36.8%	$315,101	38.5%	$6,628	2.1%
Conferencing Services	181,538	41.4%	139,105	46.0%	42,433	30.5%
Receivables Management	67,279	31.1%	33,773	34.0%	33,506	99.2%
Intersegment eliminations	(681)		(466)		(215)	NM

Total	$569,865	37.4%	$487,513	40.0%	$82,352	16.9%

NM — Not meaningful

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

Conferencing Services SG&A expenses increased $42.4 million, or 30.5%, to $181.5 million in 2005. The increase in SG&A included $35.9 million from the acquisitions of ECI and Sprint’s conferencing assets on December 1, 2004 and June 3, 2005, respectively. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses decreased to 41.4% in 2005 compared to 46.0% in 2004. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisitions of ECI and Sprint’s conferencing assets as well as the spreading of fixed costs over a larger revenue base. For example, depreciation expense increased to $23.1 million in 2005 from $18.3 million in 2004, as a percent of revenue depreciation declined to 5.3% from 6.1%.

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

	For the Year Ended, December 31,
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

Minority Interest:  Effective September 30, 2004, one of our portfolio receivable lenders, Cargill, exchanged its rights to share profits in certain portfolio receivables for a minority interest of approximately 30% in one of our subsidiaries, WAP. We became a party to the Cargill relationship as a result of the Worldwide acquisition. The minority interest in the earnings of WAP for 2005 was $16.1 million compared to $2.6 million for 2004.

Net Income:  Net income increased $37.1 million, or 32.9%, to $150.3 million in 2005 compared to $113.2 million in 2004. The increase in net income was due to the factors discussed above for revenues, cost of services and SG&A expense.

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

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, purchase of portfolio receivables, minority interest distributions, interest payments, tax payments and the repayment of principal on debt.

We financed the recapitalization with equity contributions from the Sponsors, and the rollover of a portion of the equity interests in the Company held by the Founders, and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million

(none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. In connection with the closing of the recapitalization, the Company terminated and paid off the outstanding balance of its existing $800.0 million unsecured revolving credit facility.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2006	2005	Change	% Change

Net cash provided by operating activities	$196,638	$276,314	$(79,676)	(28.8)%
Net cash used in investing activities	$(812,253)	$(297,154)	$(515,099)	173.3%
Net cash flows from financing activities	$799,843	$23,197	$776,646	3348.0%

Net cash flow from operating activities in 2006 decreased $79.7 million, or 28.8%, to $196.6 million, compared to net cash flows from operating activities of $276.3 million in 2005. The decrease in net cash flows from operating activities is primarily due to the recapitalization expenses and interest paid on additional indebtedness incurred in connection with the recapitalization resulting in a decrease in net income, increases in accounts receivable and other assets. Increases in depreciation and amortization expense, share based compensation, deferred tax expense and accrued expenses partially offset the decrease in operating cash flows. Days sales outstanding, a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risks was 51 days at December 31, 2006, and ranged from 49 to 51 days during the year. At December 31, 2005, the days sales outstanding was 49 days and ranged from 48 to 49 days during the year.

Net cash used in investing activities in 2006 increased $515.1 million, or 173.3%, to $812.3 million, compared to net cash used in investing activities of $297.2 million in 2005. The increase in cash used in investing activities was due to $643.7 million of acquisition costs incurred in 2006 for the acquisitions of Intrado, Raindance and InPulse compared to $209.6 million of acquisition costs incurred in 2005 for the acquisition of Sprints conferencing assets. We invested $113.9 million in capital expenditures during 2006 compared to $76.9 million invested in 2005. The increase in capital expenditures was primarily due to the purchase of a building for $30.5 million which we previously leased under a synthetic lease arrangement. Investing activities in 2006 also included the purchase of receivable portfolios for $114.6 million and cash proceeds applied to amortization of receivable portfolios of $59.4 million compared to $75.3 million and $64.4 million, respectively, in 2005. $16.5 million of the increase in the purchase of receivable portfolios was due to the termination of the Sallie Mae facility which resulted in dissolution of a non-consolidated qualified special purpose entity (“QSPE”). The portfolios of the QSPE were purchased by us with funding pursuant to the Cargill facility. The Sallie Mae facility purchases were accounted for under an off balance sheet arrangement.

Net cash flow from financing activities in 2006 increased $776.6 million, to $799.8 million, compared to net cash flow from financing activities of $23.2 million for 2005. The primary sources of financing in 2006 were $3.2 billion of proceeds from the new debt and bonds, $725.8 million in equity proceeds from the sponsors and proceeds and related tax benefits of $69.3 million from our stock-based employee benefit programs in connection with our recapitalization. $2,910.5 million of the recapitalization transaction proceeds were used to acquire the common stock and stock options in the recapitalization. The proceeds were also used to pay off the $663.3 million balance of our previous revolving credit facility, including accrued interest. Debt acquisition costs incurred in 2006 were $109.6 million. Also, during 2006, net cash from financing activities was partially offset by payments on portfolio notes payable of $51.1 million compared to $54.7 million in 2005. Proceeds from issuance of portfolio notes payable in 2006 were $97.9 million compared to $66.8 million in 2005.

The indebtedness incurred in connection with the recapitalization consists of $2.1 billion under a senior secured term loan facility which will be subject to scheduled amortization of $21.0 million per year with variable interest at 2.75% over the selected LIBOR; a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn during 2006); and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2007.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.1 billion senior secured term loan facility and new $250 million senior secured revolving credit facility bear interest at a variable rate. Amounts borrowed by the Company under these senior secured credit facilities initially bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate Page 5 and (2) the federal funds effective rate from time to time plus 0.50% or (b) a LIBOR rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs. Initially, the applicable margin percentage is a percentage per annum equal to, (x) for term loans, 1.75% for base rate loans and 2.75% for LIBOR rate loans and (y) for revolving credit loans, 1.50% for base rate loans and 2.50% for LIBOR rate loans. The applicable margin percentage with respect to borrowings under the revolving credit facility will be subject to adjustments based upon the Company’s leverage ratio. Overdue amounts (after giving effect to any applicable grace periods) bear interest at a rate per annum equal to the then applicable interest rate plus 2.00% per annum. Initially, the Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the revolving credit facility. The commitment fee in respect of unused commitments under the revolving credit facility will be subject to adjustment based upon the Company’s leverage ratio. The Company is required to comply, on a quarterly basis, with a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. The consolidated leverage ratio of funded debt to adjusted earnings before interest expense, stock-based compensation, taxes, depreciation and amortization, recapitalization costs, certain acquisition costs, synthetic lease costs, acquisition synergies and a minority interest adjustment (“adjusted EBITDA”) may not exceed 7.75 to 1.0, and the consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2006. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business. The effective annual interest rate, inclusive of debt amortization costs, on the senior secured term loan facility from October 24, 2006 through December 31, 2006 was 8.86%.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, material judgments, the invalidity of material provisions of the documentation with respect to the senior secured credit facilities, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of the Company’s subordinated debt and a change of control of the Company. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take certain actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $500.0 million plus the aggregate amount of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Subsequent to December 31, 2006, we refinanced the senior secured term loan facility. The general terms of the refinancing included a repricing, an expansion of the facility by $165.0 million and a soft call option. The repricing calls for a pricing grid based on our debt rating ranging from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and ranging from 1.75% to 1.125% for base rate loans, currently priced at 1.375%. After the expansion of the senior secured term loan facility, the aggregate facility is $2.265 billion. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that prior to the first anniversary of the refinancing we elect another refinancing amendment.

Senior Notes

The senior notes consist of $650.0 million aggregate principal amount of 9.5% senior notes due 2014. Interest is payable semiannually. The senior notes contain covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

At any time prior to October 15, 2010, the Company may redeem all or a part of the senior notes, at a redemption price equal to 100% of the principal amount of senior notes redeemed plus the applicable premium and accrued and unpaid interest and all additional interest then owing pursuant to the applicable registration rights agreement, if any, to the date of redemption, subject to the rights of holders of senior notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after October 15, 2010, the Company may redeem the senior notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 15 of each of the years indicated below:

Year	Percentage

2010	104.750
2011	102.375
2012 and thereafter	100.000

In addition, until October 15, 2009, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of senior notes issued by it at a redemption price equal to 109.50% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the sum of the aggregate principal amount of senior notes originally issued under the senior indenture issued under the senior indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

Senior Subordinated Notes

The senior subordinated notes consist of $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest is payable semiannually. The senior subordinated indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

At any time prior to October 15, 2011, the Company may redeem all or a part of the senior subordinated notes at a redemption price equal to 100% of the principal amount of senior subordinated notes redeemed plus the applicable premium and accrued and unpaid interest to the date of redemption, subject to the rights of holders of senior subordinated notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after October 15, 2011, the Company may redeem the senior subordinated notes in whole or in part, at the redemption prices (expressed as percentages of principal amount of the senior subordinated notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior subordinated notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 15 of each of the years indicated below:

Year	Percentage

2011	105.500
2012	103.667
2013	101.833
2014 and thereafter	100.000

In addition, until October 15, 2009, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of senior subordinated notes issued by it at a redemption price equal to 111% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior subordinated notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings (as defined in the senior subordinated indenture); provided that at least 65% of the sum of the aggregate principal amount of senior subordinated notes originally issued under the senior subordinated indenture issued under the senior subordinated indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

Registration Rights

On October 24, 2006, the Company entered into registration rights agreements with respect to the senior notes and the senior subordinated notes. Pursuant to the registration rights agreements, the Company has agreed that it will use its reasonable best efforts to register with the Securities and Exchange Commission notes having substantially identical terms as the senior notes and notes having substantially identical terms as the senior subordinated notes as part of offers to exchange freely tradable exchange notes for each series of notes (each, an “Exchange Offer”). The Company is required to use its reasonable best efforts to cause each Exchange Offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 315 days after the issue date of each of the senior notes and the senior subordinated notes. If the Company fails to meet this target the annual interest rate on the applicable series of notes will increase by 0.25%. The annual interest rate on the applicable series of notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.5% per year over the applicable interest rate described above. If the registration default is corrected, the applicable interest rate on the applicable series of notes will revert to the original level.

Bank Revolving Credit Facility

At December 31, 2005, we maintained a bank revolving credit facility of $400 million which was to mature November 15, 2009. The facility bore interest at a variable rate over a selected LIBOR based on our leverage. At December 31, 2005, $220.0 million was outstanding on the revolving credit facility. The highest balance outstanding on the credit facility during 2005 was $365.0 million. The average daily outstanding balance of the revolving credit facility during 2005 was $257.9 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the year ended December 31, 2005 was 4.53%. The commitment fee on the unused revolving credit facility at December 31, 2005 was 0.175%.

We amended and restated our bank revolving credit facility on March 30, 2006. The Amended and Restated Credit Agreement included the following features: increased the revolving credit available from $400 million to $800 million; included an uncommitted add-on facility allowing an additional increase in the revolving credit available from $800 million to $1.2 billion; increased the letter of credit commitment amount from $20 million to $50 million; increased the swingline loan commitment amount from $10 million to $25 million; reduced the required Consolidated Leverage Ratio from “2.5 to 1.0” to “3.0 to 1.0”; reduced the minimum commitment fee from 15 basis points to 8 basis points; reduced the maximum commitment fee from 25 basis points to 17.5 basis points; reduced the maximum interest rate over the alternative base rate from 25 basis points to 0 basis points; reduced the minimum interest rate over LIBOR from 75 basis points to 40 basis points; and reduced the maximum interest rate over LIBOR from 125 basis points to 87.5 basis points. The average daily outstanding balance of the revolving credit facility from January 1, 2006 through October 23, 2006 was $540.3 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility from January 1, 2006 through October 23, 2006 was 6.05%. The commitment fee on the unused revolving credit facility at October 23, 2006 was 0.15%. At October 24, 2006, the outstanding balance, including accrued interest, due under the bank revolving credit facility of approximately $663.3 million, was paid in full in connection with the consummation of the recapitalization. We also charged to interest expense $3.9 million of unamortized debt issuance costs related to the paid off bank revolving credit facility.

Cargill Facility.  We maintain, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (“WAP”), a revolving financing facility with a third-party specialty lender, CFSC Capital Corp. XXXIV (“Cargill”). The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each receivables portfolio purchase from Cargill and we will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At December 31, 2006, we had $87.2 million of non-recourse portfolio notes payable outstanding under this facility compared to $40.5 million outstanding at December 31, 2005. The increase in the purchase of receivable portfolios was primarily due to the Sallie Mae facility which was terminated in September 2006. The obligations under that off-balance sheet arrangement were purchased by the Company through financing from Cargill and merged with the obligations under the Cargill facility. Effective January 1, 2006, this facility was renegotiated reducing Cargill’s percentage interest in WAP from approximately 30% to 25% in return for an exclusivity agreement, under which WAP grants Cargill the sole right to finance certain customer obligations acquired by WAP. The renegotiated agreement also includes a commitment to finance $150.0 million of accounts receivable purchases over three years.

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

The following table summarizes our contractual obligations at December 31, 2006 (dollars in thousands):

	Payment Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1 - 3 Years	4 - 5 Years	Years

Senior Secured Term Loan Facility, due 2013	$2,100,000	$21,000	$42,000	$42,000	$1,995,000
9.5% Senior Notes, due 2014	650,000	—	—	—	650,000
11% Senior Suborninated Notes, due 2016	450,000	—	—	—	450,000
Interest payments on fixed rate debt	989,000	111,250	222,500	222,500	432,750
Estimated interest payments on variable rate debt	1,226,402	174,341	353,984	350,687	347,390
Operating leases	306,408	28,019	46,425	23,871	208,093
Contractual minimums under telephony agreements*	296,194	91,894	171,467	32,833	—
Purchase obligations**	45,226	39,961	5,265	—	—
Acquisition earn out commitments	10,850	10,850	—	—	—
Portfolio notes payable	87,246	59,656	27,590	—	—
Commitments under forward flow agreements***	52,629	52,629	—	—	—

Total contractual cash obligations	$6,213,955	$589,600	$869,231	$671,891	$4,083,233

*	Based on projected telephony minutes through 2010. The contractual minimum is usage based and could vary based on actual usage.

**	Represents future obligations for capital and expense projects that are in progress or are committed.

***	Up to 85% of this obligation could be funded by non-recourse financing.

The table above excludes amounts paid for taxes and long term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $113.9 million for the year ended December 31, 2006, which were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $76.9 million for the year ended December 31, 2005. Capital expenditures for the year ended December 31, 2006 consisted primarily of equipment purchases, the purchase for approximately $30.5 million of a building previously leased by us under a synthetic lease, the cost of new call centers in the Philippines, Texas, Oregon, New York and Wisconsin as well as upgrades at existing facilities. We currently project our capital expenditures for 2007 to be approximately $90.0 million to $110.0 million primarily for capacity expansion and upgrades at existing facilities.

Our senior secured term loan facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $500.0 million plus the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness financing the acquisition, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.

Off-Balance Sheet Arrangements

During September 2006, the Sallie Mae purchased paper financing facility was terminated which resulted in dissolution of a non-consolidated qualified special purpose entity (“QSPE”) established in December 2003 solely to hold defaulted accounts receivable portfolios and related funding debt secured through the Sallie Mae facility. The portfolios of the QSPE were purchased by a us with funding pursuant to the Cargill agreement. Termination of the agreement removed all remaining Sallie Mae related funding commitments and profit sharing requirements.

During September 2006, we purchased for approximately $30.5 million the building previously leased by us under a synthetic lease, dated May 9, 2003, between Wachovia Development Corporation and West Facilities Corporation.

At December 31, 2006, we did not participate in any off-balance sheet arrangements.

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

Revenue Recognition.  The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients or on a success rate or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Our 9-1-1 emergency services revenue is generated primarily from monthly database management and service fees which are recognized over the service period.

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

Goodwill and Other Intangible Assets.  As a result of acquisitions made from 2002 through 2006, our recorded goodwill as of December 31, 2006 was $1,186.4 million and the recorded value of other intangible assets as of December 31, 2006 was $195.4 million. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. In connection with these acquisitions, a third-party valuation was performed to assist management in determining purchase price allocation between goodwill and other intangible assets. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, SFAS No. 142 Goodwill and Other Intangible Assets, requires that goodwill be tested annually using a two-step process. The first step is to identify any potential impairment of the goodwill or intangible assets. The second step measures the amount of impairment loss, if any. Any changes in key assumptions about the businesses and their prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in current tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. Further, we must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning of the year retained earnings. We are currently evaluating the impact FIN 48 will have on our financial statements.

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

Interest Rate Risk

As of December 31, 2006, we had $2.1 billion outstanding under our senior secured term loan facility, $0 outstanding under our senior secured revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $87.3 million outstanding under the Cargill facility.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.1 billion senior secured term loan facility and new senior secured revolving credit facility bear interest at a variable rate. Amounts borrowed by the Company under these senior secured credit facilities initially bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate Page 5 and (2) the federal funds effective rate from time to time plus 0.50% or (b) a LIBOR rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs. Initially, the applicable margin percentage is a percentage per annum equal to, (x) for term loans, 1.75% for base rate loans and 2.75% for LIBOR rate loans and (y) for revolving credit loans, 1.50% for base rate loans and 2.50% for LIBOR rate loans. The applicable margin percentage with respect to borrowings under the revolving credit facility will be subject to adjustments based upon the Company’s leverage ratio. Overdue amounts (after giving effect to any applicable grace periods) bear interest at a rate per annum equal to the then applicable interest rate plus 2.00% per annum. Initially, the Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the revolving credit facility. The commitment fee in respect of unused commitments under the revolving credit facility will be subject to adjustment based upon the Company’s leverage ratio. The Company is required to comply, on a quarterly basis, with a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. The consolidated leverage ratio of funded debt to adjusted earnings before interest expense, stock-based compensation, taxes, depreciation and amortization, recapitalization costs, certain acquisition costs, synthetic lease costs, acquisition synergies and a minority interest adjustment (“adjusted EBITDA”) may not exceed 7.75 to 1.0, and the consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2006. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business. The effective annual interest rate, inclusive of debt amortization costs, on the senior secured term loan facility from October 24, 2006 through December 31, 2006 was 8.86%. The commitment fee on the unused senior secured revolving credit facility at December 31, 2006 was 0.50%.

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $680.0 million and $600.0 million, respectively, for the three years ending October 23, 2007, 2008 and 2009 of the $2.1 billion senior secured term loan facility. We hold and issue these swaps only for the purpose of hedging interest rate risk, not for speculation. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are reported on the balance sheet at fair value. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same to qualify for the change in variable cash flow method of accounting. Changes in the effective portion of the fair value of the interest rate swap agreement are recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings. All the hedges were highly effective, therefore the gain, which is included in interest expense, is attributable to the portion of the change in fair value of the derivative hedging instruments excluded from the assessment of the effectiveness of the hedges and is recognized in the same period in which the hedged transaction affects earnings.

Based on our unhedged obligation under the senior secured term loan facility at December 31, 2006, a 50 basis point change in interest rates would increase or decrease our annual interest expense by approximately $6.5 million annually.

Cargill Facility.  We maintain, through a majority-owned subsidiary, Worldwide Asset Purchasing, LLC (“WAP”), a revolving financing facility with a third-party specialty lender, CFSC Capital Corp. XXXIV (“Cargill”). The lender is also a minority interest holder in WAP. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each receivables portfolio purchase from Cargill and we will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At December 31, 2006, we had $87.2 million of non-recourse portfolio notes payable outstanding under this facility. Based on our obligation under this facility a 50 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.4 million annually.

Foreign Currency Risk

On December 31, 2006, the Communication Services segment had no material revenue or assets outside the United States. During 2006 the Communication Services segment contract for workstation capacity in India expired and was not renewed. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.

In addition to the United States, the Conferencing Services segment operates facilities in the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan, New Zealand, China, Mexico and India. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries.

At December 31, 2006, our Receivables Management segment operated facilities in the United States only.

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

Investment Risk

In October 2006, we entered into a three-year interest rate swap to hedge the cash flows from our variable rate debt, which effectively converted the hedged portion to fixed rate debt. The initial and ongoing assessments of hedge effectiveness as well as the periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. These agreements hedge notional amounts of $800.0 million, $680.0 million and $600.0 million for the years ending October 23, 2007, 2008 and 2009, respectively, of our $2.1 billion senior secured term loan facility. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income until earnings are affected by the hedged item.

Item 8.	Financial Statements and Supplementary Data

The information called for by this Item 8 is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-47.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2006, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that West Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the change in method of accounting for stock-based compensation expense in 2006.

/s/  Deloitte & Touche LLP

Omaha, Nebraska
February 26, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Following the consummation of the recapitalization, our board of directors is composed of four directors. Each director is elected to a term of three years. The following table sets forth information regarding the directors:

Name	Age	Position

Thomas B. Barker	52	Chief Executive Officer and Director
Anthony J. DiNovi	44	Director
Soren L. Oberg	36	Director
Joshua L. Steiner	41	Director
Jeff T. Swenson	31	Director

The following biographies describe the business experience of each director:

Thomas B. Barker is the Chief Executive Officer of West Corporation. Mr. Barker joined West Corporation in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West Corporation in March 1995. He was promoted to President and Chief Executive Officer of the Company in September of 1998 and served as our President until January 2004. Mr. Barker has been a director of the Company since 1997.

Anthony J. DiNovi is a Co-President of Thomas H. Lee Partners. Mr. DiNovi joined Thomas H. Lee Partners in 1988. From 1984 to 1986, Mr. DiNovi worked at Wertheim Schroder & Co., Inc. in the Corporate Finance Department. Mr. DiNovi is a director of American Media Operations, Inc., Dunkin’ Brands, Inc., Michael Foods, Inc., Nortek, Inc., and Vertis, Inc. Mr. DiNovi has been a director of the Company since 2006.

Soren L. Oberg is a Managing Director of Thomas H. Lee Partners. Mr. Oberg worked at Thomas H. Lee Partners from 1993 to 1996 and rejoined in 1998. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co. Incorporated in the Merchant Banking Division. Mr. Oberg is a director of American Media Operations, Inc., Cumulus Media Partners, LLC, Grupo Corporativo Ono, S.A. and Vertis, Inc. Mr. Oberg has been a director of the Company since 2006.

Joshua L. Steiner is a Managing Principal of Quadrangle Group LLC. Prior to forming Quadrangle Group LLC in March 2000, Mr. Steiner was a Managing Director at Lazard Frères & Co. LLC, where he was a member of the firm’s Media and Communications Group. Prior to joining Lazard, Mr. Steiner was the Chief of Staff for the United States Department of the Treasury. Mr. Steiner is a director of Datanet Communications, Grupo Corporative, Pathfire, Inc., Prosiebenstat. 1 Media AG, Vizigar Holdings, Newsouth Communications, 375 Events LLC and numerous Quadrangle Group LLC affiliates. Mr. Steiner has been a director of the Company since 2006.

Jeff T. Swenson is a Vice President of Thomas H. Lee Partners. Mr. Swenson joined Thomas H. Lee Partners in 2004 after attending graduate business school. From 2000 to 2002, Mr. Swenson worked in the private equity group at Bain Capital, LLC. From 1998 to 2000, Mr. Swenson worked at Bain & Company. Mr. Swenson has been a director of the Company since 2006.

The members of the board of directors will not be separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position

Thomas B. Barker	52	Chief Executive Officer and Director
Nancee R. Berger	46	President and Chief Operating Officer
J. Scott Etzler	54	President — InterCall, Inc.
Jon R. Hanson	40	Executive Vice President — Administrative Services and Chief Administrative Officer
Robert E. Johnson	42	Executive Vice President — Strategic Business Development
Michael E. Mazour	47	President — West Asset Management, Inc.
Paul M. Mendlik	53	Executive Vice President — Finance, Chief Financial Officer and Treasurer
David C. Mussman	46	Executive Vice President and General Counsel
Steven M. Stangl	48	President — Communication Services
Michael M. Sturgeon	45	Executive Vice President — Sales and Marketing

Thomas B. Barker is the Chief Executive Officer of West Corporation. Mr. Barker joined West Corporation in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West Corporation in March 1995. He was promoted to President and Chief Executive Officer of the Company in September of 1998 and served as our President until January 2004.

Nancee R. Berger joined West Interactive Corporation in 1989 as Manager of Client Services. Ms. Berger was promoted to Vice President of West Interactive Corporation in May 1994. She was promoted to Executive Vice President of West Interactive Corporation in March 1995 and to President of West Interactive Corporation in October 1996. She was promoted to Chief Operating Officer in September 1998 and to President and Chief Operating Officer in January 2004.

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

Robert L. Johnson joined West Corporation in 2000 as Executive Vice President, Strategic Business Development. Prior to joining West he was a Vice President for first Data Corporation working in Corporate Development.

Michael E. Mazour joined West Telemarketing Corporation in 1987 as Director — Data Processing Operations. Mr. Mazour was promoted to Vice President, Information Services of West Telemarketing Corporation Outbound in 1990, to Senior Vice President, Client Operations in 1995, to Executive Vice President in 1997 and to President in January 2004. He was named President of West Business Services, LP in November 2004. In January 2006 he was named President of West Asset Management, Inc.

Paul M. Mendlik joined us in 2002 as Executive Vice President, Chief Financial Officer & Treasurer. Prior to joining us, he was a partner in the accounting firm of Deloitte & Touche LLP from 1984 to 2002.

David C. Mussman joined West Corporation in January, 1999 as Vice President and General Counsel and was promoted to Executive Vice President in 2001. Prior to joining us he was a partner at the law firm of Erickson & Sederstrom.

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

Section 16(a) beneficial ownership reporting compliance

Prior to the recapitalization on October 24, 2006, our directors and executive officers filed reports with the SEC indicating the number of shares of our common stock that they owned when they became a director or executive officer and, after that, any changes in their ownership of our common stock. They also were required to provide us with copies of these reports. These reports were required by Section 16(a) of the Exchange Act. We have reviewed the copies of these reports that we have received and have also received and reviewed written representations of the accuracy of these reports from these individuals.

Gary L. West and Mary E. West filed one Form 4 late in connection with the sale of shares of stock of West Corporation. Mr. Stangl filed one Form 4 late in connection with the exercise of stock options. Messrs. Fisher, Krauss, Sloma and Etzler each filed one Form 4 late in connection with the receipt of stock option grants. Mr. Mendlik filed one Form 4 late in connection with the gifting of shares of stock. Messrs. Barker, Lavin, Mazour, Mendlik, Richards, Stangl and Sturgeon each filed one Form 4 late in connection with the sale of shares as a result of the recapitalization. Except for the foregoing, during 2006 our directors and executive officers complied with all Section 16(a) reporting requirements.

CORPORATE GOVERNANCE

Code of Ethics

We have adopted a code of ethical conduct for directors and all employees of West. Our Code of Ethical Business Conduct is located in the “Financial Information” section of our website at www.west.com. To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Ethical Business Conduct.

Audit Committee

Prior to the recapitalization on October 24, 2006, the Company had a standing audit committee. Pursuant to the audit committee charter, the committee consisted of three independent members as defined by NASDAQ Rule 4200 (a)(15). The members of the audit committee were William E. Fisher, George H. Krauss and Greg T. Sloma. The audit committee met seven times prior to October 24, 2006. On October 24, 2006, each member of the audit committee resigned such member’s position as a member of the Company’s board as part of the recapitalization of the Company.

The purpose of the audit committee is set forth in the audit committee charter. The committee’s primary duties and responsibilities are to:

•	Appoint, compensate, retain and oversee the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services and review and appraise the audit efforts of the Company’s independent accountants;

•	Establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters;

•	Engage independent counsel and other advisers, as necessary;

•	Determine funding of various services provided by accountants or advisers retained by the committee;

•	Serve as an independent and objective party to oversee the Company’s internal controls and procedures system; and

•	Provide an open avenue of communication among the independent accountants, financial and senior management and the board.

Because the board of directors has been unable to conclude definitively at this time that any member of its audit committee is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, the board of directors has determined that it currently does not have an audit committee financial expert serving on its audit committee. Nonetheless, the board is satisfied that all members of the Company’s audit committee have sufficient expertise and business and financial experience necessary to perform their duties as members of the audit committee effectively.

The Company is no longer subject to the listing standards of a national securities exchange. The current members of the audit committee are Mr. Jeff T. Swenson, Mr. Soren L. Oberg and Mr. Joshua L. Steiner. Our current audit committee members are not independent as defined by NASDAQ Rule 4200 (a)(15). The primary duties and responsibilities of the audit committee have not changed since October 24, 2006.

Compensation Committee

Prior to the consummation of the recapitalization on October 24, 2006, the Company had a standing compensation committee. The members of the compensation committee were William E. Fisher, George H. Krauss and Greg T. Sloma. On October 24, 2006, each member of the compensation committee resigned such member’s position as a member of the Company’s board as part of the recapitalization of the Company. The compensation committee met three times during 2006 prior to October 24, 2006. The compensation committee did not have a charter as of December 31, 2006.

The purpose of the compensation committee is to review and approve the compensation of the executives of the Company. The compensation committee approves compensation objectives and policies as well as compensation plans and specific compensation levels for all executive officers. Subsequent to the end of the fiscal year, the board of directors nominated Mr. Thomas B. Barker and Mr. Anthony J. DiNovi to the compensation committee. The primary duties and responsibilities of the compensation committee have not changed since October 24, 2006.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Recapitalization

On May 31, 2006, the Company entered into a merger agreement with Omaha Acquisition Corp., which was a Delaware corporation formed by private equity funds sponsored by Thomas H. Lee Partners, L.P. (“Thomas H. Lee Partners”) and Quadrangle Group LLC (“Quadrangle” and, collectively with Thomas H. Lee Partners, the “Sponsors”), for the purpose of recapitalizing the Company. On October 24, 2006, the recapitalization was completed whereupon Omaha Acquisition Corp. was merged with and into the Company, with the Company continuing as the surviving corporation. As of October 24, 2006, each share of our common stock issued and outstanding immediately prior to the effective time of the merger, other than shares held by Gary L. West and Mary E. West, certain shares held by certain members of management who elected to invest in the surviving corporation and those shares owned by stockholders who properly exercised appraisal rights, were canceled and automatically converted into the right to receive $48.75 per share in cash. Gary L. West and Mary E. West converted approximately 85% of their pre-merger common stock, or 33.8 million shares, into the right to receive $42.83 per share in cash, and approximately 15% of their pre-merger common stock, or approximately 5.8 million shares, into shares of the surviving corporation. Additionally, certain members of our senior management elected to invest in the surviving corporation by retaining approximately $30 million in pre-merger equity interests in the Company that were converted into equity interests in the surviving corporation following the consummation of the recapitalization. Immediately following the recapitalization, private equity funds sponsored by Thomas H. Lee Partners and Quadrangle owned approximately 72%, Gary L. West and Mary E. West owned approximately 25%, and those members of management who elected to retain equity interests in the Company owned approximately 3%, respectively.

In connection with the recapitalization, certain executive officers were permitted to convert shares of our common stock, notional share units credited under our executive deferred compensation plan and certain vested options which they held prior to the recapitalization into equity of the surviving corporation upon the consummation of the recapitalization. The total aggregate equity participation by all of the executive officers was approximately $30 million, representing approximately 3.0% of our total equity. Of this amount, approximately $24.0 million was attributable to stock options held by the executive officers, approximately $2.0 million was attributable to owned equity and approximately $4.0 million was attributable to notional shares credited under the executive deferred compensation plan.

In exchange for each share of pre-merger common stock, the management participant received an equity strip, consisting of eight shares of Class A common stock and one share of Class L common stock (an “Equity Strip”). Further, executives who elected to rollover their vested pre-merger options received fully vested options exercisable for Equity Strips, subject to substantially the same terms and conditions of exercise governing the pre-merger option (the “Substitute Options”). The management participant may not exercise the Substitute Options separately with respect to the individual classes of shares represented in the Equity Strip. The number and exercise price of the Substitute Options differ based upon whether the pre-merger option was a non-qualified stock option or an incentive stock option. Only those pre-merger options that had vested prior to the recapitalization and that had an expiration date after December 31, 2008 were eligible to be rolled over in connection with the recapitalization.

Prior to the recapitalization, the board of directors retained an independent executive compensation consultant to determine the appropriate compensation for executives and the appropriate mechanisms for retention of executives through the change in control resulting from the recapitalization of the Company. The board determined that the success of the recapitalization was dependent on the Company’s ability to motivate the senior management team to maintain and increase enterprise value during the transition period and ensure a smooth transition. The board also determined that much of the perceived value of the Company was linked to retaining the senior management team during the transition period and beyond the transition. In 2005, an independent third party conducted a comprehensive review of market practices for change in control policies and programs. Based upon that review the independent third party recommended three types of compensation programs: change in control agreements, transaction bonuses and retention bonuses. Based on the recommendations of the third-party consultant, the compensation committee approved such compensation arrangements.

At the time of the recapitalization the Company entered into change in control agreements (“CIC Agreements”) with executive officers. The purpose of the CIC Agreements was to provide certainty to executives with respect to their positions with the Company following a change in control and to assure the Company and its shareholders that they have the continued dedication and full attention of these key employees after the recapitalization. Under the CIC Agreements, if the participant’s employment with us terminates during the two-year period following the consummation of the recapitalization for any reason other than cause, resignation without good reason, death or disability (as such terms are defined in the CIC Agreements), then the participant is entitled to his or her unpaid base salary and bonus, a prorated target bonus for the year in which the termination occurs, certain lump sum payments of up to three times the executive’s salary and bonus in effect immediately prior to the change in control, continued benefit coverage for the participant and his or her dependents for a period of time not to exceed three years, accelerated vesting of any long-term incentive award held by the participant, with any applicable performance goals deemed satisfied at the target level, and outplacement assistance for a period of time not to exceed twelve months. The severance benefits under the CIC Agreements are in lieu of any other severance otherwise payable under our existing severance plans or policies and any consulting compensation paid under the employee’s existing employment agreement, but such employment agreement, including the confidentiality, noncompetition and developments covenants therein, otherwise remains in effect. Please see 2006 Potential Payments Upon Termination or Change in Control for further details on the amounts to be received by the Company’s named executive officers under the CIC Agreements. In addition, if the payments of any amounts under the CIC Agreements would cause the executive to be subject to certain parachute tax penalties imposed by the Internal Revenue Code, the Company has agreed to either reduce the amount of those payments to a level at which the tax penalties no longer apply or, if that reduction would equal more than 10% of the after-tax amounts payable to the executive under the CIC Agreement, to provide the executive with a gross-up payment in an amount equal to the tax penalty and any taxes on the gross-up payment.

Certain of our executive officers and other key employees earned a transaction incentive bonus if the participant continued in employment through the consummation of the recapitalization. The transaction bonuses paid to the Company’s named executive officers are set forth in the 2006 All Other Compensation Table on page 63 of this report.

Certain of our executive officers, including all those covered by the CIC Agreements described above, were offered retention bonuses in connection with the consummation of the recapitalization. If a participant continues employment through the one-year anniversary of the consummation of the recapitalization, the participant will be eligible for a retention bonus in an amount generally equal to 100% of the participant’s annual cash compensation (2005 base salary and target bonus). Fifty percent of such retention bonus will be paid within three business days after the six-month anniversary of the consummation of the recapitalization and the remainder will be paid within three business days after the one-year anniversary of the consummation of the recapitalization. If the participant’s employment is terminated by us without cause prior to the payment of the full amount of the retention bonus, then the employee will receive the unpaid portion of the retention bonus in a lump sum cash payment.

Objectives

The objectives of the Company’s compensation plans (“Plans”) for executives and staff are: 1) recruit and retain the most talented individuals available to meet or exceed the Company’s business objectives and 2) provide compensation and benefits that motivate talented individuals to perform at the level necessary to meet or exceed the Company’s business objectives.

The Plans are designed to reward individuals for achievement of objective financial goals related to the executives’ scope of responsibility that, in the aggregate, comprise the Company’s business objectives. The objective financial goals vary among reporting segments and among departments within those segments as well as the corporate functions. The purpose of the Plans is to tailor the reward of the Plans to the particular objective financial goals that the individual can most control and those goals that, if achieved, will have the greatest positive impact on the Company’s business objectives.

Each year objective financial goals are recommended by executive management to the board of directors. Based upon the goals and objectives of the Company, approved by the board of directors, the compensation committee approves objective financial goals for the executives and approves corresponding compensation elements designed to meet objective financial goals over three periods of time — short-term (quarterly), medium-term (annual) and long-term (one year or longer).

The Company determines annual cash salary and bonuses of executives based upon the recommendations by the executive management team, which considers, among other factors, the Company’s ability to replace the individual in the event of the executive’s departure, the size of the organization including number of employees, revenue and profitability under the executive’s control, the amount received by others in relatively similar positions, title, and with respect to the Chief Executive Officer comparable compensation of other CEOs based upon public filings. The companies whose data we relied upon for comparing compensation of other CEOs included: Axciom Corporation, Advo, Inc., Alliance Data Systems Corporation, BEA Systems, Inc., Bisys Group, Inc., Catalina Marketing Corporation, Ceridian Corporation, Certegy Inc., ChoicePoint Inc., Compuware Corporation, Convergys Corporation, CSG Systems International, Inc., Equifax Inc., Fair Isaac Corporation, Harte-Hanks, Inc., Iron Mountain Incorporated, MPS Group, Inc., NCOG Group Inc., Perot Systems Corporation, Premiere Global Services Inc, Reynolds & Reynolds Co., Valassis Communications, Inc. and Viad Corp. Prior to the recapitalization on October 24, 2006, the CEO made recommendations to the compensation committee based on the recommendations of the executive management team. Following the recapitalization, the CEO will continue to rely upon the recommendation of the executive management team and will be a member of the compensation committee along with at least one other board member.

Compensation Elements

Short-Term

The Company primarily relies upon cash compensation to achieve quarterly objective financial goals. The Company believes that a market competitive annual salary, supplemented with performance-based cash bonuses, provides the basis for recruiting and retaining talented individuals that have the ability and motivation to achieve the

Company’s stated short-term objective financial goals. In addition, the Company provides health and benefits plans and reimburses employees for approved business related expenses. Executives receive a portion of projected annual cash bonuses quarterly based upon meeting or exceeding objective financial goals for the quarter. The methodology for determining bonuses is set forth in the medium-term section of this report.

Neither the performance of the executive nor the executive’s achievement of performance goals in the prior year is considered in determining annual salary. Rather, annual salary is designed to provide adequate compensation to recruit and retain talented individuals that have the ability and desire to achieve the objective financial goals that ultimately determine medium and long-term compensation.

The Company provides discretionary perquisites from time to time for purpose of motivating employees, creating goodwill with employees and rewarding employees for achievements that may not be measurable financial objectives. The Company does not believe perquisites should be a significant element of any compensation plan. In 2006 aggregate perquisites for all named executives was limited to $7,200.

Medium-Term

The Company primarily relies upon cash bonuses, paid quarterly and annually based upon annual objective financial goals, to compensate employees for medium-term performance. The Company has designed its cash bonuses to represent a significant portion of the targeted total annual cash compensation of its named executive officers. The Company pays performance-based bonuses only upon the achievement of pre-determined objective financial goals. The Company pays a portion of the projected annual cash bonuses on a quarterly basis to executives provided the pre-determined objective financial goals were met for that quarter. It is the Company’s intent to reward the early achievement of the pro-rata portion of the annual objective financial goals. For corporate based plans, the Company retains 25% of quarterly bonuses, and pays such holdback in February of the following year provided the year-end objective financial goals are met. In the event the annual objective financial goals are not met and the Company paid a portion of the bonus, the Company retains the option to offset any quarterly bonus paid against future earned bonuses.

The objective financial goals are tailored to the business objectives of the business unit or units managed by the executive. The board approves the Company’s objective financial goals and then approves compensation packages with performance-based financial measurements that the board believes will adequately motivate the executives to meet those objectives. Objective financial measurements used by the Company include, but are not limited to, adjusted net income, pre-tax net income, net income, net operating income, Adjusted EBITDA, revenue, expenses, and days sales outstanding (“DSOs”). The specific incentive-based targets for the named executive officers are set forth below. The board approved the exclusion of recapitalization expenses, incremental interest expense incurred as a result of the debt to finance the recapitalization and the inclusion of the post-acquisition operating results of acquired entities in determining whether the financial measurements have been satisfied.

Barker

Mr. Barker earned a performance bonus based on consolidated adjusted net income growth for the Company. Net income for each quarter was compared to the same quarter in the previous year. Non-cash expenses resulting from expensing options as a result of any amendments to FAS 123R were excluded from this calculation to determine Adjusted Net Income (“ANI”). Each one million dollar increase of ANI over 2005 ANI resulted in a $71,000 bonus. In the event ANI exceeded $169,000,000 for the year, Mr. Barker received $88,750 for every $1,000,000 of ANI above that threshold.

Berger

Ms. Berger earned a performance bonus based on consolidated adjusted net income growth for the Company. Net income for each quarter was compared to the same quarter in the previous year. Non-cash expenses resulting from expensing options as a result of any amendments to FASB 123R were excluded from this calculation to determine ANI. Each one million dollar increase of ANI over 2005 ANI resulted in a $57,000 bonus. In the event ANI exceeded $169,000,000 for the year, Ms. Berger received $71,250 for every $1,000,000 of ANI above that threshold.

Mendlik

Mr. Mendlik earned a performance bonus based on consolidated adjusted net income growth for the Company. Net income for each quarter was compared to the same quarter in the previous year. Non-cash expenses resulting from expensing options as a result of any amendments to FASB 123R were excluded from this calculation to determine ANI. Each one million dollar increase of ANI over 2005 ANI resulted in a $20,000 bonus. In the event ANI exceeded $169,000,000 for the year, Mr. Mendlik received $25,000 for every $1,000,000 of ANI above that threshold.

Stangl

Mr. Stangl earned a performance bonus of up to $350,000 for achieving the pre-tax net income bonus objective for the Communication Services segment. The percent of bonus objective achieved was applied to the total bonus objective of $350,000 to determine the amount of the bonus. In addition Mr. Stangl was eligible to earn an additional bonus for net income in excess of the Communication Services segment objective. The bonus was calculated by multiplying the excess net income after corporate allocations times .02. Mr. Stangl also was eligible to earn an additional one-time bonus of $100,000 if the Company achieved its 2006 net income objective.

Etzler

Mr. Etzler earned a bonus based upon the following:

1) The Target Company Profitability Bonus was $350,000.

2) Each cumulative quarter’s net operating income (“Plan Year InterCall NOI”) for InterCall, Inc. (“InterCall”) compared to the cumulative budgeted net operating income for InterCall for the same period (“InterCall NOI Budget”).

3) The percentage by which the cumulative Plan Year InterCall NOI exceeded (i.e., a positive percentage) or was less than (i.e., a negative percentage) the cumulative InterCall NOI Budget was the “InterCall Profit Variance Percentage.”

4) Each quarter’s cumulative revenue for InterCall (“Plan Year InterCall Revenue”) was compared to the cumulative budgeted revenue for InterCall for the same period (“InterCall Revenue Budget”).

5) The percentage by which the cumulative Plan Year InterCall Revenue exceeded (i.e., a positive percentage) or was less than (i.e., a negative percentage) the cumulative InterCall Revenue Budget was the “InterCall Revenue Variance Percentage.”

6) The sum of one hundred percentage points (100%), plus the product of (i) the average of InterCall Profit Variance Percentage and the InterCall Revenue Variance Percentage, multiplied by (ii) three (3), was the “InterCall Bonus Factor.”

7) The bonus amount paid was the product of the InterCall Bonus Factor and the Target InterCall Profitability Bonus.

b) The InterCall profitability bonus was capped at $550,000.

Mr. Etzler was also eligible to earn a one-time $25,000 bonus in the initial quarter in which end-of-quarter reported day’s sales outstanding (“DSOs”) were 53 days or less. Mr. Etzler was also eligible to earn a one-time $25,000 bonus in the initial quarter in which end-of-quarter reported DSOs were 50 days or less. Mr. Etzler was also eligible to earn a one-time bonus of $100,000 if West Corporation achieved its 2006 Net Income objective.

Periodically executives earn discretionary bonuses to recognize results or significant efforts that may not be reflected in the financial measurements set forth above. In 2006, for example, the compensation committee approved bonuses for each of the named executive officers who were instrumental in carrying out the recapitalization of the Company. The Company believes these discretionary bonuses are necessary when important events in the Company require significant time and effort by the executive in addition to the time and effort needed for meeting the Company’s target financial objectives. The Company does not believe discretionary bonuses should be a routine part of executive compensation.

Long-Term

The Company primarily relies upon equity-based plans to recruit talented individuals and to motivate them to meet or exceed the Company’s long-term business objectives. Prior to the consummation of the recapitalization on October 24, 2006, the Company used stock options and, occasionally, restricted stock grants made pursuant to the Company’s 2006 Stock Incentive Plan (the “Old Plan”) for long-term compensation.

Equity Based Compensation Plans

Options and restricted stock granted under the Old Plan vested ratably over a four-year and five year period, respectively. In addition, such options and restricted stock vested upon a change in control. As a result of the recapitalization on October 24, 2006, all grants under the Old Plan vested. The purpose of this vesting acceleration was twofold. First, the Company believed the equity grants were a valuable long-term retention tool and a strong incentive tool for increasing shareholder value. Second, the vesting upon a change in control was designed to reduce uncertainty and retain the executive team during a change in control process.

The Company allocated approximately 15% of the registered shares to long-term equity plans at the time of its initial public offering in December 1996. The Company increased that allocation with the approval of the public shareholders by an additional 7% over the next ten years. The compensation committee approved grants proposed by the CEO in December of the prior year. The grants were made in four equal installments on or about the first trading day of each quarter at the average of the high and low market price on that day. The total annual grants were targeted at 1-1.5% of the outstanding equity.

The grants were made in four equal installments for three reasons. First, the Company’s stock price had significant volatility. Issuing four equal grants on or about the first trading day of each quarter reduced market price risk and better reflected the value of the Company in the year of the grants. Second, vesting was spread over a longer period of time. After the first year, some grants vested each quarter. The Company believed the prospect of continually vesting shares was a significant tool for long-term retention. Third, the Company did not believe it was in the best interest of the public shareholders to have large portions of equity held by insiders vest and potentially be sold in the market on one day.

The Company determined the size of grants based upon the CEO’s determination of the overall value of the executive to the Company, including the following factors: 1) the executive’s expected impact on the Company’s financial objectives; 2) recommendations of other senior management; 3) the Company’s ability to replace the executive in the event of the executive’s departure; 4) the size of the organization including number of employees, revenue and income under the executive’s control; 5) the amount received by others in relatively similar positions; and 6) title. The Company has not based, and does not expect to base, future grants on the value of prior grants.

The Old Plan was not intended to be a substitute for, or element of, regular annual compensation. The Company believed and continues to believe it is in the best interest of the shareholders to rely upon equity-based compensation plans to reward achievement of long-term shareholder objectives. The shareholders’ interests, in the form of share price, are directly tied to the executives’ interests through these plans.

Following the recapitalization of the Company on October 24, 2006, the board of directors adopted the West Corporation 2006 Executive Incentive Plan (the “New Plan”). The New Plan is substantially similar to the Old Plan in that it provides for a variety of equity-based grants. The Company has allocated approximately 8% of the outstanding common stock for restricted stock grants and 3% of the outstanding common stock for option grants. The purposes of the New Plan are substantially similar to the Old Plan. The Old Plan was terminated on October 30, 2006. The Company continues to believe that the long-term business objectives of the Company and its shareholders are best achieved through the use of equity-based grants. Because there is no longer a public market for the Company’s equity, and thus no public price, the grants will no longer be made on a quarterly basis.

The Company also determined that senior executives will receive restricted stock grants rather than options. The Company’s decision to make a greater use of restricted stock as a long-term compensation mechanism was based, in part, by the ability of executives to file so-called “Section 83(b) elections” in connection with each restricted stock grant. A Section 83(b) election allows executives to pay federal income taxes on the value of the restricted stock grant at the time he or she receives that grant, rather than paying taxes when the restricted stock grant vests based on the then value of the stock. The election also allows the executive to begin the holding period for capital gains treatment at the time of grant rather than at the time of vesting. In addition, under the New Plan, the Company pays each executive who makes a Section 83(b) election a special bonus to cover, on an after tax basis the federal income taxes that result from that election.

The Company will determine the size of the restricted stock grants under the New Plan based upon the CEO’s determination of the overall value of the individual to the Company, including the following factors: 1) the executive’s expected impact on the Company’s financial objectives; 2) recommendations of other senior management; 3) the Company’s ability to replace the executive in the event of the executive’s departure; 4) the size of the organization including number of employees, revenue and income under the executive’s control; 5) the amount received by others in relatively similar positions; and 6) title. The Company has not based, and does not expect to base, future grants on the value of prior grants.

The Company has also determined that the vesting of restricted stock will be based upon both time and performance. The Company believes that the long-term objectives of the Company are to create enterprise value and monetize that value in an exit event. The Company also believes that the vesting of a portion of the restricted stock grants should be based upon the passage of time as a mechanism to encourage executives to remain a part of the organization until an exit event is realized.

The vesting of the restricted stock grants under the New Plan is divided into three tranches. The first tranche of 33.33% of each grant vests ratably over a five-year period of time. The purpose of this form of vesting is to retain talented people for an extended period of time.

The remaining 66.67% of the restricted stock grants vest based upon performance criteria tied to an exit event for the new controlling shareholders who were the primary investors of equity at the time of the recapitalization (“Investors”). The performance criteria are as follows:

•	Tranche 2 shares, which are equal to 22.2% of each grant, shall become 100% vested upon an exit event of the Investors if, after giving effect to any vesting of the Tranche 2 shares on the exit event, the Investors’ total return is greater than 200% and the Investors’ internal rate of return exceeds 15%.

•	Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on the exit event, the Investors’ total return is more than 200% and their internal rate of return exceeds 15%, with the amount of Tranche 3 shares vesting ratably, using a straight line method, upon the exit event depending on the amount by which the Investors’ total return exceeds 200%, as shown below:

•	100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is equal to or greater than 300%;

•	0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and

•	if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis as the total return increases from 200% to 300%.

The Company believes this vesting schedule will align the interests of executive management with the other Investors. The purpose of the vesting schedule is to create incentives for reaching specified returns at the time of an exit.

The Company also provides a deferred compensation plan to certain senior level executives. Executives are allowed to defer annually up to $500,000 of cash compensation. The plan provides that the deferrals are credited with notional earnings based on notional shares of various mutual funds or notional Equity Strips of the Company, at the election of the executive. If the executive chooses notional Equity Strips as the benchmark, the Company matches the executives’ deferrals in the amount equal to a percentage of the amount deferred. Matching contributions to the plan vest ratably over a five-year period beginning on January 1, 2007 or, if later, the date the executive first participates in the Plan. The participants may elect any payment date five years or greater from the year of deferral. Deferrals credited with earnings based on notional Equity Strips are paid through the issuance of Company shares. Recipients of the shares have no equity or contractual put right with respect to the issued shares. At the time of the recapitalization, participants were given the one time right, with respect to amounts that would have been payable to them after January 1, 2007, to modify any previously elected payment date to a date after January 1, 2007 and prior to March 31, 2007. Executives were required to make this one-time election prior to December 31, 2006, and any election became irrevocable as of such date. Those participants who elected to modify their deferral date were paid in cash based upon the value of their deferrals into notional mutual fund accounts or based upon $48.75 per share for deferrals into notional Company Equity Strips.

Other Long-Term Benefit Plans

The Company also provides a 401(k) plan and a deferred compensation “top hat” plan pursuant to sections 201(2), 301(a)(3), 401(b)(6) of ERISA and the Internal Revenue Code of 1986. The Company matches contributions up to 14% of income or the statutory limit whichever is less. The Company believes that such plans provide a mechanism for the long-term financial planning of its employees. The Company has chosen not to include the Company’s equity in either plan or to base the Company’s matching contributions on individual performance.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The compensation committee of the board of directors of West Corporation oversees West Corporation’s compensation program on behalf of the board. In fulfilling its oversight responsibilities, the compensation committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which will be filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE
Thomas B. Barker
Anthony J. DiNovi

Summary Compensation

The following table shows compensation information for 2006 for the named executive officers.

2006 Summary Compensation Table

					Non-Equity	All
			Stock	Option	Incentive Plan	Other
		Salary	Awards (1)	Awards (2)	Compensation (3)	Compensation (4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas B. Barker	2006	846,154	13,108	2,758,501	2,662,357	2,585,456	8,865,576
Chief Executive Officer and Director
Nancee R. Berger	2006	548,077	5,958	2,144,841	2,137,385	1,348,085	6,184,346
President and Chief Operating Officer
J. Scott Etzler	2006	425,000	3,972	3,080,228	599,112	764,081	4,872,393
President-InterCall Inc.
Steven M. Stangl	2006	397,116	3,972	1,433,619	749,395	997,571	3,581,673
President-Communication Services
Paul M. Mendlik	2006	385,000	3,972	1,120,310	749,960	1,269,187	3,528,429
Executive Vice President-Finance, Chief Financial Officer and Treasurer

(1)	The amounts in this column constitute restricted stock granted on December 1, 2006 under the Company’s 2006 Executive Incentive Plan. The amounts are valued based on the amount recognized for financial statement reporting purposes for stock awards pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS 123R”), except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts. See Note 13 to the Consolidated Financial Statements included in this report for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123R.

(2)	The amounts in this column constitute stock options granted under the Company’s 1996 and 2006 Stock Incentive Plan. The amounts are valued based on the amount recognized for financial statement reporting purposes for stock awards with respect to 2006 pursuant to FAS 123R, except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from, and does not reduce, such amounts. See note 13 to the Consolidated Financial Statements included in this report for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123R and Note 1 to the Consolidated Financial Statements included in the Company’s 2003 Form 10-K filed March 8, 2004. Due to the recapitalization, the vesting of grants under these plans were accelerated in 2006. The effect of this acceleration is included in these amounts.

(3)	The amounts shown in this column constitute performance based payments earned under employment agreements approved by the compensation committee prior to the beginning of fiscal 2006. See the Narrative to the Summary Compensation Table and Plan-Based Awards Table for further information regarding these performance based payments.

(4)	Amounts included in this column are set forth by category below.

2006 All Other Compensation Table

	Perquisites			Company	Change
	and Other			Contributions	in Control
	Personal	Tax	Insurance	to Retirement	Payments/
	Benefits	Reimbursements	Premiums	and 401(k) Plans	Accruals
Name	($) (1)	($)(2)	($)(3)	($)(4)	($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

Thomas B. Barker	—	1,670,389	12,567	132,500	770,000	2,585,456
Nancee R. Berger	—	759,268	12,567	7,500	568,750	1,348,085
J. Scott Etzler	7,200	465,842	9,117	31,922	250,000	764,081
Steven M. Stangl	—	506,178	7,024	234,369	250,000	997,571
Paul M. Mendlik	—	506,178	7,216	255,793	500,000	1,269,187

(1)	Car allowance.

(2)	The Company determined that senior executives would receive restricted stock grants rather than stock options in connection with the recapitalization. The Company chose to rely upon restricted stock as a mechanism to allow executives to file Section 83(b) elections and to pay a bonus to reimburse the executives for the tax incurred.

(3)	Includes premiums paid for various health and welfare plans.

(4)	Includes the employer match on the Executive Deferred Compensation Plan, Qualified Retirement Savings Plan and Non-qualified Deferred Compensation Plan.

(5)	Transaction bonus granted for the significant contribution of the executive made during the recapitalization process.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the named executive officers during 2006.

2006 Grants of Plan-Based Awards Table

				Estimated
		Estimated Possible		Future	All Other	All Other
		Payouts		Payouts	Stock Awards	Option Awards:
		Under Non-Equity		Under Equity	Number of	Number of	Exercise or	Closing	Grant Date
		Incentive		Incentive	Shares of	Securities	Base Price of	Price on	Fair Value
		Plan Awards		Plan Awards	Stock or Units	Underlying	Option	Grant	of Stock
	Grant	Target (1)	Maximum (2)	Target (4)	(4)	Options(5)	Awards (3)	Date (3)	and Option
Name	Date	($)	($)	(#)	(#)	(#)	($/Sh)	($/Sh)	Award (6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas B. Barker	12/5/2005	1,500,000	N/A
	12/1/2006				549,945	—	—	—	786,421
	12/1/2006			366,630					524,281
	12/1/2006			733,425					1,048,798
Nancee R. Berger	12/5/2005	1,000,000	N/A
	12/1/2006				249,975	—	—	—	357,464
	12/1/2006			166,650					238,310
	12/1/2006			333,375					476,726
J. Scott Etzler	12/5/2005	400,000	700,000
	1/3/2006					12,500	41.84	41.60	139,625
	4/3/2006					12,500	44.04	43.35	152,500
	7/3/2006					12,500	47.98	48.01	10,750
	10/4/2006					12,500	48.44	48.45	4,000
	12/1/2006				166,650				238,310
	12/1/2006			111,100					158,873
	12/1/2006			222,250					317,818
Steven M. Stangl	12/5/2005	450,000	N/A
	12/1/2006				166,650	—	—	—	238,310
	12/1/2006			111,100					158,873
	12/1/2006			222,250					317,818
Paul M. Mendlik	12/5/2005	350,000	N/A
	12/1/2006				166,650	—	—	—	238,310
	12/1/2006			111,100					158,873
	12/1/2006			222,250					317,818

(1)	(2) The employment agreements for each named executive officer provides for performance-based payments if certain financial measures are achieved. These performance measures, which were approved by the compensation committee prior to fiscal 2006, include potential targets and for Mr. Etzler, a maximum performance-based payment. The performance-based payment incentives for the other four named executive officers did not provide for a maximum amount which could be earned and are noted in the table above as N/A (not applicable). Amounts actually earned under the employment agreements are reflected in column (f) to the Summary Compensation Table. Please see the “Narrative to the Summary Compensation Table and Plan-Based Awards Table” for further information regarding these performance measures and payouts.

(3)	Options granted under the 1996 and 2006 Stock Incentive Plans were granted at the average of the high and low market price on the date of grant.

(4)	Restricted stock grants issued under the 2006 Executive Incentive Plan are divided into three tranches. Tranche 1, representing 33.33% of an individual’s grant, vests ratably over a five year period of time. Tranche 1 grants are disclosed in column (f) in the table above. The remaining 66.67% of the restricted stock grants vest based upon performance criteria tied to an exit event for the new controlling shareholders who were the primary investors of equity at the time of the recapitalization (“Investors”) and who are disclosed in column (e) in the table above. The performance criteria are as follows: Tranche 2 shares shall become 100% vested upon the exit event of the Investors if, after giving effect to any vesting of the Tranche 2 shares on an exit event, the Investors’

total return is greater than 200% and the Investors’ internal rate of return exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on an exit event, the Investors’ total return is more than 200% and their internal rate of return exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the Investors’ total return exceeds 200%. Tranche 3 shares will vest ratably using a straight-line method, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis as the total return increases from 200% to 300%. See Note 13 to the Consolidated Financial Statements included in this report for a further discussion of the 2006 Executive Incentive Plan.

(5)	Stock option grants dated January 3, 2006, April 3, 2006, July 3, 2006 and October 4, 2006 were issued under the Company’s 1996 and 2006 Stock Incentive Plan. See Note 13 to the Consolidated Financial Statements included in this report for a detailed description of this plan.

(6)	These amounts are valued based on the aggregate grant date fair value of the award determined pursuant to FAS 123R. See Note 13 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123R.

Employment Agreements

During 2006, all of the named executive officers were employed pursuant to agreements with the Company. Each employment agreement sets forth, among other things, the named executive officer’s minimum base salary, non-equity incentive compensation opportunities and entitlement to participate in our benefit plans. The employment agreements are updated annually.

The minimum base salaries for the named executive officers established by the compensation committee on December 5, 2005 for 2006 were: Mr. Barker, Chief Executive Officer, $850,000; Ms. Berger, President and Chief Operating Officer, $550,000; Mr. Etzler, President — InterCall Inc., $425,000; Mr. Stangl, President Communication Services, $400,000 and Mr. Mendlik, Executive Vice President-Finance, Chief Financial Officer and Treasurer, $385,000.

The Company has designed its non-equity incentive compensation to represent a significant portion of targeted total annual cash compensation of named executive officers. The Company pays performance based bonuses only upon the achievement of pre-determined objective financial goals. The objective financial goals are tailored to the business objectives of the business unit or units managed by the named executive officer. Objective financial measurements used by the Company include but are not limited to, adjusted net income, pre-tax net income, net income, net operating income, Adjusted EBITDA, revenue, expenses, and days sales outstanding (“DSOs”). In 2006 three of the named executive officers, Mr. Barker, Ms. Berger and Mr. Mendlik, had adjusted net income objectives only. Adjusted Net Income was defined as net income less non cash expenses resulting from expensing options pursuant to FASB 123R (“ANI”). The three executives were paid a fixed amount for each million dollar increase of ANI over 2005 ANI. In addition, the three executives received additional bonuses for each million dollars of ANI over a specified target. The specified target for 2006 was based upon the Company’s financial objectives set by the board of directors. The financial measurements for the two remaining named executives in 2006 were pre-tax net income, net income, net operating income, revenue and DSOs. The board approved the exclusion of recapitalization expenses, incremental interest expense incurred as a result of the debt to finance the recapitalization and the inclusion of post-acquisition operating results of acquired entities in determining whether the financial measurements have been satisfied. Please see the Compensation Discussion and Analysis for a discussion of the specific incentive-based targets for each of the named executive officers.

In addition to the employment agreements, each of the named executive officers has entered into a consulting agreement and a severance agreement with us. Pursuant to the consultation agreements contained in the employment agreements, the executives agree to provide consulting services for a period of one to two years in exchange for compensation equal to the executive’s base salary at the time of the executive’s departure. Please see Potential Payments Upon Termination of Change in Control included in this report for a description of the severance agreements.

Restricted Stock and Stock Option Awards

During 2006, each of our named executive officers received restricted stock awards under the 2006 Executive Incentive Plan. Total restricted stock awards granted to the named executive officers in 2006 were: Mr. Barker, 1,650,000 shares; Ms. Berger, 750,000 shares; Mr. Etzler, 500,000 shares; Mr. Stangl, 500,000 shares and Mr. Mendlik, 500,000 shares. As discussed in the Compensation Discussion and Analysis section of this report and footnote 4 to the 2006 Grant of Plan Based Awards table included in this report, 33.33% of these awards vests over time. The remaining 66.67% vests based upon the achievement of specified performance goals upon the sale of the equity stake currently held by the Investors. The purpose of this form of vesting is to retain talented people for an extended period of time and to align the interests of the named executive officers with the other Investors. Any unvested option awards previously held by the named executive officers granted under the 1996 and 2006 Stock Incentive Plan vested upon the change in control that resulted at the time of the recapitalization. In addition, any options held by the named executive officer that had vested prior to the recapitalization and had an expiration date after December 31, 2008 were eligible to be exchanged for vested options in the recapitalized Company.

In addition, during 2006 Mr. Etzler received 50,000 stock option awards granted in quarterly installments under the 1996 and 2006 Stock Incentive Plan. All of the outstanding and unvested options awarded under the 1996 and 2006 Stock Incentive Plan vested upon the recapitalization.

The Company does not have specific targets or objectives with respect to the amount of salary and bonus in proportion to total compensation. Generally, the most senior executives and highest paid executives earn a larger percentage of total compensation through performance-based bonuses and equity-based compensation.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2006. The following awards identified in the table below are also reported in the 2006 Grants of Plan-Based Awards Table on page 64, except for the fully vested retained (or “rollover options”) in column (b).

2006 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards			Stock Awards
						Equity	Equity
						Incentive Plan	Incentive Plan
						Awards:	Awards:
					Market	Number of	Market or
	Number of			Number of	Value of	Unearned	Payout Value
	Securities			Shares or	Shares or	Shares, Units	of Unearned
	Underlying			Units of	Units of	or Other	Shares, Units
	Unexercised	Option	Option	Stock That	Stock That	Rights That	or Other Rights
	Options (#)	Exercise	Expiration	Have Not	Have Not	Have Not	That Have Not
Name	Exercisable(1)	Price ($)	Date	Vested (#) (2)	Vested ($) (4)	Vested (#) (3)	Vested ($) (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas B. Barker	40,122	33.00	1/2/2012	549,945	N/A	1,100,055	N/A
	28,755	33.00	4/2/2012
	44,676	33.00	7/1/2012
	54,837	33.00	10/1/2012
	70,758	38.15	4/1/2013
	812,583	33.00	4/1/2013
	79,209	33.00	7/1/2013
	87,570	33.00	10/1/2013
	60,876	33.00	1/2/2014
	57,465	33.00	4/1/2014
	53,343	33.00	7/1/2014
	46,224	33.00	10/1/2014
	18,306	33.00	1/3/2015

	1,454,724
Nancee R. Berger	63,369	33.00	7/1/2013	249,975	N/A	500,025	N/A
	70,056	33.00	10/1/2013
	70,758	38.15	4/1/2013
	48,699	33.00	1/2/2014
	45,972	33.00	4/1/2014
	42,669	33.00	7/1/2014
	36,972	33.00	10/1/2014
	14,643	33.00	1/3/2015

	393,138
J. Scott Etzler	3,231	33.00	10/1/2014	166,650	N/A	333,350	N/A
	12,807	33.00	1/3/2015
	12,906	33.00	4/1/2015
	9,531	33.00	10/3/2015
	8,982	33.00	7/1/2015

	47,457

	Option Awards			Stock Awards
						Equity	Equity
						Incentive Plan	Incentive Plan
						Awards:	Awards:
					Market	Number of	Market or
	Number of			Number of	Value of	Unearned	Payout Value
	Securities			Shares or	Shares or	Shares, Units	of Unearned
	Underlying			Units of	Units of	or Other	Shares, Units
	Unexercised	Option	Option	Stock That	Stock That	Rights That	or Other Rights
	Options (#)	Exercise	Expiration	Have Not	Have Not	Have Not	That Have Not
Name	Exercisable(1)	Price ($)	Date	Vested (#) (2)	Vested ($) (4)	Vested (#) (3)	Vested ($) (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Steven M. Stangl	2,871	33.00	4/2/2012	166,650	N/A	333,350	N/A
	4,464	33.00	7/1/2012
	14,454	33.00	4/1/2013
	10,557	33.00	7/1/2013
	11,673	33.00	10/1/2013
	31,608	33.00	4/1/2014
	29,331	33.00	7/1/2014
	25,416	33.00	10/1/2014

	130,374
Paul M. Mendlik	945	33.00	1/2/2013	166,650	N/A	333,350	N/A
	25,308	33.00	4/1/2013
	18,477	33.00	7/1/2013
	20,430	33.00	10/1/2013
	25,569	33.00	1/2/2014
	40,230	33.00	4/1/2014
	37,341	33.00	7/1/2014
	32,355	33.00	10/1/2014

	200,655

(1)	These options represent retained, or “rollover” options. In connection with the recapitalization, certain executive officers elected to convert certain vested options in the Company into fully-vested options in the surviving corporation. No share-based compensation was recorded for these retained options, as these options were fully vested prior to the consummation of the recapitalization (which triggered the “rollover event”).

(2)	These amounts represent restricted stock awards granted on December 1, 2006. These awards vest ratably over a five year period.

(3)	These amounts represent restricted stock grants that vest based upon performance criteria tied to an exit event of the majority shareholders. In accordance with FAS 123R these performance based awards are not recognized as expense by the Company until the occurrence of an exit event and the required performance is probable. Please see the Compensation Discussion and Analysis included on page 60 of this report for a discussion of the performance criteria.

(4)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore no market value for our shares is readily available, therefore, this column is marked N/A — not available.

Option Exercises and Stock Values

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the named executive officers below.

2006 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares		Number of
	Acquired on	Value Realized on	Shares Acquired		Value Realized on
Name	Exercise (#)	Exercise ($) (3)	on Vesting (#)		Vesting ($)
(a)	(b)	(c)	(d)		(e)

Thomas B. Barker	988,324	35,873,191	7,850	(1)	360,558
Nancee R. Berger	781,568	26,112,860	—		—
J. Scott Etzler	160,250	1,968,306	—		—
Steven M. Stangl	166,249	3,996,557	—		—
Paul M. Mendlik	111,131	2,616,161	32,000	(2)	1,560,000

(1)	Mr. Barker’s stock awards were acquired on April 1, 2003 in connection with the reorganization of West Direct. 3,925 of these awards vested on March 1, 2006. The remaining 3,925 awards vested in connection with the recapitalization.

(2)	Mr. Mendlik’s stock awards were acquired in 2002 in connection with his initial employment agreement. The remaining 32,000 shares, which were scheduled to vest on November 2, 2006 and November 2, 2007, were vested in connection with the recapitalization.

(3)	This column represents the value realized on exercise and represents the difference betweeen the exercise price and the option price multiplied by the number of shares sold.

Nonqualified Deferred Compensation Table

The following table shows certain information for the named executive officers under our Deferred Compensation Plan and Executive Retirement Savings Plan.

	2006 Nonqualified Deferred Compensation Table
	Executive	Registrant		Aggregate
	Contributions in	Contributions in	Aggregate Earnings	Balance at Last
Name	Last Fiscal Year ($)(1)	Last Fiscal Year ($)(2)	in Last Fiscal Year ($)(3)	Fiscal Year End ($)(4)
(a)	(b)	(c)	(d)	(e)

Thomas B. Barker
Deferred Compensation Plan	500,000	125,000	235,090	2,539,679
Executive Retirement Savings Plan	8,400	4,200	8,246	104,114
Nancee R. Berger
Deferred Compensation Plan	500,000	—	148,223	1,985,745
Executive Retirement Savings Plan	8,400	4,200	8,946	116,378
J. Scott Etzler
Deferred Compensation Plan	98,847	19,770	59,699	545,386
Executive Retirement Savings Plan	8,400	4,200	4,890	42,196
Steven M. Stangl
Deferred Compensation Plan	453,738	226,869	117,922	1,352,604
Executive Retirement Savings Plan	8,400	4,200	15,011	129,077
Paul M. Mendlik
Deferred Compensation Plan	500,000	250,000	523,667	4,195,675
Executive Retirement Savings Plan	4,986	2,493	5,965	52,637

(1)	Amounts in this column are also included in columns (c) and (f) of the 2006 Summary Compensation Table included in this report.

(2)	Amounts in this column are also included in column (e) of the 2006 All Other Compensation Table and column (g) of the 2006 Summary Compensation Table included in this report.

(3)	The aggregate earnings represent the market value change of these plans during 2006. None of these earnings are included in the 2006 Summary Compensation Table.

(4)	Amounts reported in the Aggregate Balance at Last Fiscal Year End which were previously reported as compensation to the named executive officer in the Summary Compensation Table for previous years were: Mr. Barker $1,443,775; Ms. Berger $1,290,326; Mr. Etzler $310,958; Mr. Stangl $486,413 and Mr. Mendlik $1,797,100.

Non-Qualified Retirement Plans

Effective January 2003, we established the Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors and highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same mutual fund investments made available to participants in the 401(k) plan or in notional Equity Strips. Executives are allowed to defer up to $500,000 of cash compensation per year. We match a percentage of any amounts notionally invested in Equity Strips. Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or, if later, the date the executive first participates in the matching feature of the Deferred Compensation Plan.

The Deferred Compensation Plan and any earnings thereon are held separate and apart from our other funds and are used exclusively for the uses and purposes of plan participants and the Company’s general creditors. Earnings in the Deferred Compensation Plan are based on the change in market value of the plan investments during a given period. During 2006, none of the named executive officers received a distribution from the Deferred Compensation Plan. The participants may elect any payment date five years or greater from the year of deferral. Deferrals invested in notional Equity Strips are paid through the issuance of Company shares. Recipients of the Equity Strips upon such distribution have no equity or contractual put right with respect to the issued Equity Strips. At the time of the recapitalization, participants were given the one time right, with respect to amounts that would have been payable to them after January 1, 2007, to modify any previously elected payment date to a date after January 1, 2007 and prior to March 31, 2007. Executives were required to make this one-time election prior to December 31, 2006, and any election became irrevocable as of such date. Those participants who elected to modify their deferral date were paid in cash based upon the value of their deferrals into notional mutual fund accounts or based upon $48.75 per share for deferrals into notional Company Equity Strips.

We also maintain the West Corporation Executive Retirement Savings Plan (the “Executive Savings Plan”). Participation in the Executive Savings Plan is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, limited to the same maximums and vesting terms as those of the 401(k) plan. Earnings in the Executive Savings Plan are based on the change in market value of the plan investments (mutual funds) during a given period. During 2006 none of the named executive officers received a distribution from the Executive Savings Plan. We maintain a grantor trust under the Executive Savings Plan (“Trust”). The principal of the Trust and any earnings thereon are held separate and apart from our other funds and are used exclusively for the uses and purposes of plan participants and the Company’s general creditors.

The following table sets forth the benefits that would have been payable to each named executive officer upon a termination or change in control as of December 31, 2006.

2006 Potential Payments Upon Termination or Change in Control Table

						Accelerated
						Vesting Upon
				Equity	Equity	Change in
		Potential		Payout Upon	Payout Upon	Control or
		Cash Severance	Retention	Qualified	Non-Qualified	Initial Public
	Benefits(1)	Payment(2)(3)	Bonus Accrued(4)	Termination(5)	Termination(5)	Offering(6)
Name	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

Thomas B. Barker	52,701	10,078,546	415,890	786,421	—	2,359,500
Nancee R. Berger	40,134	4,527,087	307,192	357,464	—	357,464
J. Scott Etzler	24,117	875,000	165,411	238,310	—	238,310
Steven M. Stangl	22,024	850,000	160,685	238,310	—	238,310
Paul M. Mendlik	22,216	1,338,614	144,616	238,310	—	238,310

(1)	Benefits include payment of medical, accident, disability and life insurance premiums for a specified period of time and outplacement assistance. These benefits are payable only in the case of a qualified termination.

(2)	Includes an estimated gross-up payment relating to excise taxes under Section 4999 of the Internal Revenue Code.

(3)	On May 31, 2006, our board of directors authorized us to enter into CIC Agreements with certain of our executive officers and other key employees. If the participant’s employment with us terminates during the two-year period following the consummation of the recapitalization for any reason other than cause, resignation without good reason, death or disability (as such terms are defined in the CIC Agreements) then the participant is entitled to his or her unpaid base salary and bonus, a prorated target bonus for the year in which the termination occurs, certain lump sum payments of up to three times the executive’s salary and bonus in the year of termination, continued benefit coverage for the participant and his or her dependents for a period of time not to exceed three years, accelerated vesting of any of tranche 1 and accelerated vesting of tranches 2 and 3 to the extent the vesting targets are met as of the termination, and outplacement assistance for a period of time not to exceed twelve months. The severance benefits under the CIC Agreements are in lieu of any other severance otherwise payable under another of our severance plans or policies and any consulting compensation paid under the employee’s existing employment agreement, but such employment agreement, including the confidentiality, noncompetition and developments covenants therein, otherwise remains in effect for one or two years depending upon the executive.

(4)	Certain of our executive officers and other key employees, including all those covered by the CIC Agreements described above, were offered retention bonuses in connection with the consummation of the recapitalization. If a participant continues employment through the one-year anniversary of the consummation of the recapitalization, the participant will be eligible for a retention bonus in an amount generally equal to 100% of the participant’s annual cash compensation (2005 base salary and target bonus.) Fifty percent of such retention bonus will be paid within three business days after the six-month anniversary of the consummation of the recapitalization and the remainder will be paid within three business days after the one-year anniversary of the consummation of the recapitalization. If the participant’s employment is terminated by us without cause prior to the payment of the full amount of the retention bonus, then the employee will receive the unpaid portion of the retention bonus in a lump sum cash payment. The retention bonus is payable upon a qualified termination.

(5)	Under the CIC Agreements a non-qualifying termination is a termination for cause, resignation without good reason, death or disability. All other terminations are considered qualifying terminations. None of the potential payments noted in this table will be paid upon a non-qualifying termination. On October 30, 2006, a third-party appraisal firm assisted us with valuing these restricted shares at $1.43 per share. The amounts in column (e) are the result of multiplying the respective restricted shares vested, upon a qualified termination, a change in control or initial public offering, by this value for the respective named executive officer.

(6)	Mr. Barker’s CIC Agreement provides that all three restricted stock tranches vest upon an initial public offering. Unless the performance criteria are met for tranches 2 and 3, the named executives only vest in tranche 1 upon a change of control. For a discussion on the calculation on column (g) see the preceding note.

At the time of the recapitalization the Company entered into change of control agreements (“CIC Agreements”) with executive officers. The purpose of the CIC Agreements was to provide certainty to executives with respect to their positions with the Company following a change in control and to assure the Company and its shareholders that they have the continued dedication and full attention of these key employees after the recapitalization. If the participant’s employment with us terminates during the two-year period following the consummation of the recapitalization for any reason other than cause, resignation without good reason, death or disability (as such terms are defined in the CIC Agreement), then the participant is entitled to his or her unpaid base salary and bonus, a prorated target bonus for the year in which the termination occurs, certain lump sum payments of up to three times the executive’s salary and bonus in effect immediately prior to the change in control, continued benefit coverage for the participant and his or her dependents for a period of time not to exceed three years, accelerated vesting of any long-term incentive award held by the participant, with any applicable performance goals deemed satisfied at the target level, and outplacement assistance for a period of time not to exceed twelve months. The severance benefits under the CIC Agreement are in lieu of any other severance otherwise payable under another of our severance plans or policies and any consulting compensation paid under the employee’s existing employment agreement, but such employment agreement, including the confidentiality, noncompetition and developments covenants therein, otherwise remains in effect. In addition, if the payments of any amounts under the CIC Agreements would cause the executive to be subject to certain tax penalties imposed by the Internal Revenue Code, the Company has agreed to either reduce the amount of those payments to a level at which the tax penalties no longer apply or, if that reduction would equal more than 10% of the after-tax amounts payable to the executive under the CIC Agreement, to provide the executive with a gross-up payment in an amount equal to the tax penalty.

The following table sets forth the compensation to non-employee directors in 2006.

2006 Non-Employee Director Compensation Table

Fees Earned
	or Paid in	Option	All Other
	Cash	Awards(1)	Compensation(2)	Total
Name	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)

William E. Fisher	103,000	459,423	8,685	571,108
George H. Krauss	103,000	459,423	56,185	618,608
Greg T. Sloma	103,000	459,423	57,323	619,746
Gary L. West(3)	—	—	—	—
Mary E. West(3)	—	—	—	—
Anthony J. DiNovi(4)	—	—	—	—
Soren L. Oberg(4)	—	—	—	—
Joshua L. Steiner(4)	—	—	—	—
Jeff T. Swenson(4)	—	—	—	—

(1)	The amounts in this column constitute stock options granted under the Company’s 1996 and 2006 Stock Incentive Plans. The amounts are valued based on the amount recognized for financial statement reporting purposes for option awards with respect to 2006 pursuant FAS 123R, except that, in accordance with the rules of the SEC, any estimate for forfeitures is excluded from, and does not reduce, such amounts. See note 13 to the Consolidated Financial Statements included in this report for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123R and Note 1 to the Consolidated Financial Statements in the Company’s 2004 Form 10-K filed February 25, 2005. Due to the recapitalization, the vesting of grants under these plans was accelerated in 2006. The effect of that acceleration is included in these amounts. In connection with the recapitalization, all equity awards held by the non-employee directors were exchanged for the cash merger consideration of $48.75 per share.

(2)	The amounts in this column include: the match on the Non-Qualified Deferred Compensation Plan, medical and dental and life insurance premiums paid by the Company on behalf of each director.

(3)	Prior to the recapitalization Gary L. West and Mary E. West were employees of the Company and directors. Neither Gary L. West or Mary E. West received any additional compensation for their director duties nor were they granted stock options. Following the recapitalization, Gary L. West and Mary E. West resigned from the Company and their director positions.

(4)	Following the recapitalization, our board of directors changed to include three directors appointed by Thomas H. Lee Partners L.P., Messrs. DiNovi, Oberg and Swenson, one director appointed by Quadrangle Group LLC, Mr. Steiner, and our Chief Executive Officer, Mr. Barker.

At December 31, 2006, none of the non-employee directors held stock options in the Company.

Prior to the recapitalization, the non-employee directors, Messrs. Fisher, Krauss and Sloma, received an annual retainer of $45,000, a payment of $12,000 for attendance at the Company’s annual financial review meeting and $1,000 for each board meeting (other than the scheduled board meetings as agreed upon annually by the board) and each special meeting (other than audit committee or compensation committee meetings) attended. Non-employee directors were also eligible to participate in the Company’s health and dental plans and the Non-Qualified Deferred Compensation Plan with matching contributions provided by us. For a discussion on the Non-Qualified Deferred Compensation Plan see the narrative to the 2006 Nonqualified Deferred Compensation Table included in this report. In addition, we reimburse non-employee directors for all reasonable expenses incurred in connection with their attendance at board meetings. No claims for such reimbursement were submitted in 2006.

Prior to the recapitalization, non-employee directors were granted options to acquire 14,000 shares of common stock when they were first elected to the board. For this initial grant, options for 6,000 shares vested on the first anniversary of the date of grant and options for 4,000 shares vested on the second and third anniversary of the date of grant. Thereafter, directors were also granted options to purchase 10,000 shares of common stock as of each annual meeting provided they remain a director at such time. For these annual grants, options for 2,000 shares vested on the first anniversary of the date of grant and options for 4,000 shares vest on the second and third anniversary of the date of grant. In connection with the recapitalization, the vesting of all outstanding equity held by the non-employee directors was accelerated and exchanged for a cash payment equal to the excess of the $48.75 per share cash merger consideration over the exercise price of the option.

Following the recapitalization, none of our non-employee directors receive a director fee or stock option grants but will be reimbursed for all reasonable expenses incurred in connection with their attendance at board meetings.

Compensation Committee Interlocks and Insider Participation

Prior to the recapitalization, no member of the compensation committee was an officer or former officer of the Company or had any relationship with the Company that would be considered a related party transaction pursuant Item 404 of Regulation S-K. On October 24, 2006, Messrs. Fisher, Krauss and Sloma, each members of the compensation committee, resigned as part of the recapitalization of the Company. After the recapitalization, Mr. Thomas B. Barker, CEO of the Company, and Mr. Anthony J. DiNovi, Co-President of Thomas H. Lee Partners, L.P. performed the functions of the compensation committee and subsequent to the end of the fiscal year the board of directors nominated Mr. Thomas B. Barker and Mr. Anthony J. DiNovi to the compensation committee.

Mr. Anthony J. DiNovi, is Co-President of Thomas H. Lee Partners, L.P. Affiliates of Thomas H. Lee Partners, L.P. provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the recapitalization. The fees for services aggregate approximately $3.3 million annually, and approximately $0.6 million in 2006. In addition, in consideration for financial advisory services and capital structure analysis services rendered in connection with the recapitalization, affiliates of Thomas H. Lee Partners, L.P. received a transaction fee of approximately $33.1 million. Thomas H. Lee Partners, L.P. also received reimbursement for travel and other out-of pocket expenses associated with the recapitalization transaction in the aggregate of approximately $0.1 million.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
Stock options granted under the 2006 Executive Incentive Plan	2,555,000	$1.64	520,347
Restated Nonqualified Deferred Compensation Plan(1)	42,095	N/A	957,905

Total	2,597,095	$1.64	1,478,252

N/A — Not Applicable

(1)	Pursuant to the terms of the Restated Nonqualified Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same mutual fund investments made available to participants of the 401(k) plan or in our Equity Strips. We match a percentage (50% in 2006) of any amounts notionally invested in our Equity Strips, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year the individual is in the Plan. The maximum number of shares of common stock available under the Restated Nonqualified Deferred Compensation Plan was 1,000,000. At December 31, 2006 the notionally granted Equity Strips the Restated Nonqualified Deferred Compensation Plan was 42,095. The weighted average price of $1.64 does not take these awards into account.

Security ownership

The following table summarizes the beneficial ownership of our common stock as of February 16, 2007 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each director;

•	each executive officer whose name appears on the Summary Compensation Table; and

•	all directors and executive officers as a group.

	Amount
	Beneficially	Percent of Respective
Name and Address of Beneficial Owners(1)	Owned	Class of Common Shares

Class A Shares
Gary L. West(2)	10,000,805	11.6%
Mary E. West(2)	10,000,805	11.6%
Quadrangle Group Funds(3)	10,000,000	11.6%
Thomas H. Lee Funds(4)	48,060,000	55.9%
Thomas B. Barker(5)	3,076,242	3.5%
Nancee R. Berger(6)	1,099,456	1.3%
J. Scott Etzler(7)	542,184	*
Steven M. Stangl(8)	615,888	*
Paul M. Mendlik(9)	701,881	*
All executive officers as a group (10 persons)(10)	8,434,659	9.5%
Class L Shares
Gary L. West(2)	1,250,101	12.8%
Mary E. West(2)	1,250,101	12.8%
Quadrangle Group Funds(3)	1,250,000	12.8%
Thomas H. Lee Funds(4)	6,007,500	61.4%
Thomas B. Barker(5)	178,280	1.8%
Nancee R. Berger(6)	43,682	*
J. Scott Etzler(7)	5,273	*
Steven M. Stangl(8)	14,486	*
Paul M. Mendlik(9)	25,235	*
All executive officers as a group (10 persons)(10)	360,582	3.6%

*	Less than 1%

(1)	The address of each of our executive officers and directors is c/o West Corporation, 11808 Miracle Hills Drive, Omaha, Nebraska 68154.

(2)	The address for this stockholder is 9746 Ascot Drive, Omaha, Nebraska 68114.

(3)	Includes 8,751,805 Class A and 1,093,976 Class L shares of common stock owned by Quadrangle Capital Partners II LP; 234,792 Class A and 29,349 Class L shares of common stock owned by Quadrangle Select Partners II LP; and 1,013,403 Class A and 126,675 Class L shares of common stock owned by Quadrangle Capital Partners II-A LP (collectively, the “Quadrangle Funds”). The Quadrangle Funds’ general partner is

Quadrangle GP Investors II LP, whose general partner is QCP GP Investors II LLC (collectively, the “QF Advisors”). Shares held by the Quadrangle Funds may be deemed to be beneficially owned by the QF Advisors. The QF Advisors disclaim any beneficial ownership of any shares held by the Quadrangle Funds. Each of the Quadrangle Funds has an address c/o Quadrangle Group LLC, 375 Park Avenue, 14th Floor, New York, New York 10152.

(4)	Includes 19,320,935 Class A and 2,415,117 Class L shares of common stock owned by Thomas H. Lee Equity Fund VI, L.P.; 14,536,170 Class A and 1,817,021 Class L shares of common stock owned by Thomas H. Lee Parallel Fund VI, L.P.; 6,460,000 Class A and 807,500 Class L shares of common stock owned by THL Equity Fund VI Investors (West), L.P.; 1,781,778 Class A and 222,722 Class L shares of common stock owned by Thomas H. Lee Parallel (DT) Fund VI, L.P.; 73,052 Class A and 9,132 Class L shares of common stock owned by THL Coinvestment Partners, L.P.; and 1,600,000 Class A and 200,000 Class L shares of common stock owned by THL Equity Fund VI Investors (West) HL, L.P., (collectively, the “THL Funds”); 147,830 Class A and 18,479 Class L shares of common stock owned by Putnam Investment Holdings, LLC; and 140,234 Class A and 17,529 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company III LLC (collectively, the “Putnam Funds”); 2,314,200 Class A and 289,150 Class L shares of common stock owned by THL Fund VI Bridge Corp.; 1,456,800 Class A and 182,100 Class L shares of common stock owned by THL Parallel Fund VI Bridge Corp.; and 230,000 Class A and 28,750 Class L shares of common stock owned by THL DT Fund VI Bridge Corp. (collectively, the “THL Bridge Corps.”). The THL Funds’ general partner is THL Equity Advisors VI, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (collectively, “Advisors”). Shares held by the THL Funds may be deemed to be beneficially owned by Advisors. Advisors disclaim any beneficial ownership of any shares held by the THL Funds. The Putnam Funds are co-investment entities of the THL Funds. Putnam Investment Holdings, LLC (“Holdings”) is the managing member of Putnam Investments Employees’ Securities Company III LLC (“ESC III”). Holdings disclaims any beneficial ownership of any shares held by ESC III. Putnam Investments LLC, the managing member of Holdings, disclaims beneficial ownership of any shares held by the Putnam Funds. The controlling shareholder of the THL Bridge Corps. is Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, LP., and Thomas H. Lee Parallel (DT) Fund VI, L.P., respectively, and each disclaims any beneficial ownership of any shares held by the THL Bridge Corps. Each of the THL Funds and the THL Bridge Corps. has an address c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109.

(5)	Includes 1,293,088 Class A and 161,636 Class L shares subject to options.

(6)	Includes 349,456 Class A and 43,682 Class L shares subject to options.

(7)	Includes 42,184 Class A and 5,273 Class L shares subject to options.

(8)	Includes 115,888 Class A and 14,486 Class L shares subject to options.

(9)	Includes 178,360 Class A and 22,295 Class L shares subject to options.

(10)	Includes 2,727,984 Class A and 340,998 Class L shares subject to options.

The table above does not include 42,095 shares notionally granted under our Nonqualified Deferred Compensation Plan at December 31, 2006. These shares have not been granted, do not carry voting rights and cannot be sold until the end of the deferral periods, which begin in 2012 unless there is a change of control of the Company.

Except as otherwise noted, each person named in the table above has sole voting and investment power with respect to the shares. Beneficial ownership and percentages are calculated in accordance with SEC rules. Beneficial ownership includes shares subject to options that are currently exercisable or exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Prior to the recapitalization on October 24, 2006, the board of directors consisted of six members, three of which were determined to be independent pursuant to Rule 4200 (a)(15) of NASDAQ. The six members of the board prior to October 24, 2006 were Mary E. West, Gary L. West, George H. Krauss, Greg T. Sloma, William E. Fisher and the CEO, Thomas B. Barker. The independent directors were Messrs. Krauss, Sloma and Fisher.

On October 24, 2006, board members Mary E. West, Gary L. West, George H. Krauss, Greg T. Sloma and William E. Fisher each resigned their board positions as part of the recapitalization of the Company. As a result of the recapitalization, the Company is no longer required to have independent directors on its board. While the Company is not subject to the NASDAQ listing standards, the board did review such standards and determined that none of the Company’s directors are independent under those standards as a result of their positions with Thomas H. Lee Partners, L.P., Quadrangle Group LLC or the Company, as applicable.

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the recapitalization. The fees for services aggregate $4.0 million annually, and approximately $0.8 million in 2006. In addition, in consideration for financial advisory services and capital structure analysis services rendered in connection with the recapitalization, affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC received an aggregate transaction fee of $40.0 million. Thomas H. Lee Partners, L.P. and Quadrangle Group LLC also received reimbursement for travel and other out-of pocket expenses associated with the recapitalization transaction in the aggregate of approximately $0.2 million. Three members of our board are affiliated with Thomas H. Lee Partners, L.P.: Mr. Anthony J. DiNovi, Co-President, Mr. Soren L. Oberg, Managing Director, and Mr. Jeff T. Swenson, Vice President. One member of our board is affiliated with Quadrangle Group LLC: Mr. Joshua L. Steiner, Managing Principal.

We lease certain office space owned by a partnership owned by Gary L. West and Mary E. West, owners of approximately 24% of our common stock at December 31, 2006. Related party lease expense was approximately $0.7 million, $0.7 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The lease expires in 2014.

The Company does not have a written related party policy, however, under its charter, the audit committee will review and approve all related party transactions as required to be reported pursuant to item 404(a) of Regulation S-X.

Item 14.	Principal Accountant Fees and Services

All services provided by Deloitte &Touche LLP (“Deloitte & Touche”) were reviewed with our audit committee and senior management to confirm that the performance of such services was consistent with maintaining Deloitte & Touche’s independence.

The following table summarizes the fees we paid to Deloitte & Touche in 2006 and 2005.

Fee type	2006	2005

Audit	$900,406	$764,450
Audit-related	434,677	224,669
Tax	368,142	154,112
All other	—	—

Total	$1,700,100	$1,143,231

Audit Fees – Audit fees consist of fees paid for the audits of our annual financial statements and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q. The increase in fees from 2005 to 2006 was primarily due to the increase in the size of the engagement.

Audited-Related Fees – Audit-related fees consist of fees paid for our SEC filings, advisory services and the audit of our 401(k) Plan. The increase in fees from 2005 to 2006 was primarily due to work performed on our recapitalization.

Tax Fees – Tax fees consist of fees paid for tax consultation, state tax credit incentive programs, employment tax planning, transfer pricing studies, due diligence assistance on certain acquisitions, reviews associated with the recapitalization and international tax consultation.

The audit committee has adopted a policy requiring pre-approval by the committee for all services (audit and non-audit) to be provided to us by our external auditor. In accordance with that policy, our audit committee pre-approved all of the foregoing services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit
Number	Description

2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)
2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)
2.03	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC; BuyDebtCo LLC; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 9, 2004)
2.04	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 9, 2004)
2.05	Asset Purchase Agreement, dated as of May 9, 2005, among InterCall, Inc., Sprint Communications Company L.P. and Sprint Corporation, solely with respect to certain sections thereof (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 9, 2005)
2.06	Agreement and Plan Merger, dated January 29, 2006, by and among West Corporation, West International Corp. and Intrado Inc. (incorporated by reference to Exhibit 2.06 to Form 10-K filed February 24, 2006)
2.07	Agreement and Plan Merger, dated February 6, 2006, by and among Raindance Communications, Inc., West Corporation and Rockies Acquisition Corporation (incorporated by reference to Exhibit 2.07 to Form 10-K filed February 24, 2006)
3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated October 30, 2006)
3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

Exhibit
Number	Description

10.01	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2006)
10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)
10.03	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.01 to Form 10-Q filed May 4, 2006)(1)
10.04	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended March 13, 2006 (incorporated by reference to Exhibit 10.07 to Form 10-Q filed May 4, 2006)(1)
10.05	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2006)
10.06	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.4 to Form 10-Q filed on November 9, 2006)
10.07	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)
10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.02 to Form 10-Q filed May 4, 2006)(1)
10.09	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)
10.10	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.05 to Form 10-Q filed May 4, 2006)(1)
10.11	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.09 to Form 10-Q filed May 4, 2006)(1)
10.12	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.11 to Form 10-Q filed May 4, 2006)(1)
10.13	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.04 to Form 10-Q filed May 4, 2006)(1)
10.14	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2006)
10.15	Employment Agreement between the Company and Michael E. Mazour, dated January 9, 2004 as amended March 13, 2006 (incorporated by reference to Exhibit 10.06 to Form 10-Q filed May 4, 2006)(1)
10.16	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 9, 2006)
10.17	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Annex B to Schedule 14A filed April 10, 2003)(1)
10.18	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended March 13, 2006 (incorporated by reference to Exhibit 10.03 to Form 10-Q filed May 4, 2006)(1)

Exhibit
Number	Description

10.19	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)
10.20	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)
10.21	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)
10.22	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)
10.23	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)
10.24	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)
10.25	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)
10.26	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)
10.27	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)
10.28	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006)(1)
10.29	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006)(1)
10.30	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006)(1)
10.31	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006)(1)
10.32	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on November 9, 2006)(1)
10.33	West Corporation Executive Retirement Savings Plan Amended and Restated Effective Janaury 1, 2005(1)
10.34	Amendment One West Corporation Executive Retirement Savings Plan(1)
10.35	Amendment Two West Corporation Executive Retirement Savings Plan(1)
10.36	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 5, 2006)(1)
10.37	Senior Management Transaction Bonus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 5, 2006)(1)
10.38	Senior Management Retention Plan (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 5, 2006)(1)
10.39	Voting Agreement (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 5, 2006)
10.40	Employment Agreement between the Company and James F. Richards, dated March 13, 2006 (incorporated by reference to Exhibit 10.08 to Form 10-Q filed on May 4, 2006)(1)

Exhibit
Number	Description

10.41	Employment Agreement between the Company and Todd B. Strubbe, dated March 13, 2006 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on May 4, 2006)(1)
21.01	Subsidiaries
31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Corporation

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer
(Principal Executive Officer)

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Anthony J. DiNovi Anthony J. DiNovi	Director	February 28, 2007

/s/ Soren L. Oberg Soren L. Oberg	Director	February 28, 2007

/s/ Joshua L Steiner Joshua L Steiner	Director	February 28, 2007

/s/ Jeff T. Swenson Jeff T. Swenson	Director	February 28, 2007

/s/ Thomas B. Barker Thomas B. Barker	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Paul M. Mendlik Paul M. Mendlik	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
West Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation expense in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Omaha, Nebraska
February 26, 2007

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

REVENUE	$1,856,038	$1,523,923	$1,217,383
COST OF SERVICES	818,522	687,381	541,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	800,301	569,865	487,513

OPERATING INCOME	237,215	266,677	187,891
OTHER INCOME (EXPENSE):
Interest Income	6,081	1,499	895
Interest Expense	(94,804)	(15,358)	(9,381)
Other	2,063	678	2,118

Other income (expense)	(86,660)	(13,181)	(6,368)
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	150,555	253,496	181,523
INCOME TAX EXPENSE	65,505	87,736	65,762

INCOME BEFORE MINORITY INTEREST	85,050	165,760	115,761
MINORITY INTEREST IN NET INCOME	16,287	15,411	2,590

NET INCOME	$68,763	$150,349	$113,171

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Amounts in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,932	$30,835
Trust cash	7,104	3,727
Accounts receivable, net	285,087	217,806
Portfolio receivables, current portion	64,651	35,407
Other current assets	54,382	28,567

Total current assets	626,156	316,342
PROPERTY AND EQUIPMENT:
Property and equipment	743,399	600,939
Accumulated depreciation and amortization	(448,692)	(366,068)

Property and equipment, net	294,707	234,871

PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	85,006	59,043
GOODWILL	1,186,375	717,624
INTANGIBLES, net	195,412	140,347
OTHER ASSETS	148,200	30,435

TOTAL ASSETS	$2,535,856	$1,498,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$40,613	$37,370
Accrued expenses	375,957	132,182
Current maturities of longterm debt	21,000	—
Current maturities of portfolio notes payable	59,656	27,275
Income tax payable	360	9,468

Total current liabilities	497,586	206,295
PORTFOLIO NOTES PAYABLE , less current maturities	27,590	13,245
LONG-TERM OBLIGATIONS, less current maturities	3,179,000	220,000
DEFERRED INCOME TAXES	18,320	40,173
OTHER LONG TERM LIABILITIES	26,959	31,772

Total liabilities	3,749,455	511,485
COMMITMENTS AND CONTINGENCIES (Notes 6, 9, 10 and 14)
MINORITY INTEREST	10,299	15,309
CLASS L COMMON STOCK $0.001 PAR VALUE , 100,000 SHARES AUTHORIZED, 9,777 SHARES ISSUED AND OUTSTANDING	903,656	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock $0.001 par value, 400,000 shares authorized, 85,938 shares issued and outstanding	86	—
Common stock $0.01 par value, 200,000 shares authorized, 69,718 shares issued and outstanding	—	697
Additional paid-in capital	78,427	272,941
Retained earnings (deficit)	(2,206,641)	699,765
Accumulated other comprehensive income (loss)	574	(405)
Unearned restricted stock (79 shares)	—	(1,130)

Total stockholders’ equity (deficit)	(2,127,554)	971,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,535,856	$1,498,662

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,763	$150,349	$113,171
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	96,218	83,805	81,317
Amortization	40,762	25,677	17,169
Provision for share based compensation	28,738	538	483
Deferred income tax expense (benefit)	9,300	(2,645)	6,177
Other	4,286	1,556	1,264
Minority interest in earnings, net of distributions of $18,998, $13,690 and $1,184	(2,814)	1,721	1,406
Excess tax benefit from stock options exercised	(50,794)	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(41,744)	(25,658)	(28,963)
Other assets	(24,418)	(10,395)	(11,330)
Accounts payable	(7,750)	(2,049)	13,513
Accrued expenses and other liabilities	76,091	53,415	23,169

Net cash flows from operating activities	196,638	276,314	217,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $108,150, $0 and $11,256	(643,690)	(209,645)	(193,885)
Purchase of portfolio receivables	(114,560)	(75,302)	(28,683)
Purchase of property and equipment	(113,895)	(76,855)	(59,886)
Collections applied to principal of portfolio receivables	59,353	64,395	19,713
Other	539	253	1,998

Net cash flows from investing activities	(812,253)	(297,154)	(260,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt and bonds	3,200,000	—	—
Consideration paid to shareholders in exchange for stock	(2,790,911)	—	—
Consideration paid to stock option holders in exchange for stock options	(119,638)	—	—
Proceeds from private equity sponsors	725,750	—	—
Net change in revolving credit facility	(220,000)	(10,000)	230,000
Debt issuance costs	(109,591)	—	(1,068)
Proceeds from stock options exercised	18,540	21,175	14,553
Excess tax benefits from stock options exercised	50,794	—	—
Proceeds from issuance of portfolio notes payable	97,871	66,765	25,316
Payments of portfolio notes payable	(51,144)	(54,743)	(28,534)
Payments of capital lease obligations	(6,313)	—	—
Payments of long-term obligations	—	—	(192,000)
Other	4,485	—	—

Net cash flows from financing activities	799,843	23,197	48,267

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(131)	148	(525)
NET CHANGE IN CASH AND CASH EQUIVALENTS	184,097	2,505	4,375
CASH AND CASH EQUIVALENTS, Beginning of period	30,835	28,330	23,955

CASH AND CASH EQUIVALENTS, End of period	$214,932	$30,835	$28,330

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

							Other
							Comprehensive	Other
							Income (Loss)	Comprehensive
		Class A	Additional			Unearned	Foreign	Income on	Total
	Common	Common	Paid-in	Retained	Treasury	Restricted	Currency	Cash Flow	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Stock	Translation	Hedge	Equity (Deficit)

BALANCE, January 1, 2004	$673	$—	$223,806	$436,245	$(2,697)	$(2,820)	$1,031	$—	$656,238
Comprehensive income:
Net income				113,171					113,171
Foreign currency translation adjustment, net of tax of ($411)							(1,224)		(1,224)

Total comprehensive income									111,947
Stock options exercised including related tax benefits (1,086 shares)	11		20,777						20,788
Issuance of common and restricted stock (40 shares)	1		999			(1,000)			—
Amortization of restricted stock			(835)			1,317			482

BALANCE, December 31, 2004	685	—	244,747	549,416	(2,697)	(2,503)	(193)	—	789,455
Comprehensive income:
Net income				150,349					150,349
Foreign currency translation adjustment, net of tax of ($104)							(212)		(212)

Total comprehensive income									150,137
Stock options exercised including related tax benefits (1,157 shares) and ESPP shares granted (57 shares)	12		31,726						31,738
Issuance of shares from treasury			(2,697)		2,697				—
Amortization of restricted stock			(835)			1,373			538

BALANCE, December 31, 2005	697	—	272,941	699,765	—	(1,130)	(405)	—	971,868
Comprehensive income:
Net income				68,763					68,763
Foreign currency translation adjustment, net of tax of ($420)							715		715
Unrealized gain on cash flow hedge, net of tax of $(152)								264	264

Total comprehensive income									69,742
Stock options exercised including related tax benefits (6,565 shares) and ESPP shares granted (34 shares)	71		211,916						211,987
Share based compensation			28,447						28,447
Amortization of restricted stock			(1,130)			1,130			—
Recapitalization	(768)	86	(413,702)	(2,975,169)					(3,389,553)
Accretion of class L common stock priority return preference			(20,045)						(20,045)

BALANCE, December 31, 2006	$—	$86	$78,427	$(2,206,641)	$—	$—	$310	$264	$(2,127,554)

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Summary of Significant Accounting Policies

Business Description — West Corporation (the “Company” or “West”) provides business process outsourcing services focused on helping our clients communicate more effectively with their clients. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

•	Communication Services, including dedicated agent, shared agent, automated and business-to-business services and emergency communication systems and services;

•	Conferencing Services, including reservationless, operator-assisted, web and video conferencing services; and

•	Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections and commercial collections.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice-related transactions.

Our Communication Services segment provides our clients with a broad portfolio of voice-related services through the following offerings: dedicated agent, shared agent, business services, automated services, and emergency communications infrastructure systems and services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers in the United States, Canada, Jamaica and the Philippines. We also support the United States 9-1-1 network and deliver solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.

Our Conferencing Services segment provides our clients with an integrated global suite of audio, web and video conferencing options. This segment offers four primary services: reservationless, operator-assisted, web and video conferencing. Our Conferencing Services segment operates out of facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan, New Zealand, China, Mexico and India.

Our Receivables Management segment assists our clients in collecting and managing their receivables. This segment offers debt purchasing and collections, contingent/third-party collections, government collections, first-party collections and commercial collections. Our Receivables Management segment operates out of facilities in the United States.

Recapitalization — On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing West Corporation. Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. As a result of and immediately following the recapitalization, the Sponsors owned approximately 72.1% of our outstanding Class A and Class L common stock, Gary L. and Mary E. West, the Founders of the Company (the “Founders”) owned approximately 24.9% of our outstanding Class A and Class L common stock and certain executive officers had beneficial ownership of the remainder, approximately 3.0% of our outstanding Class A and Class L common stock. The recapitalization has

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

been accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities have been maintained. The net recapitalization amount was first applied against additional paid-in capital in excess of par value until that was exhausted and the remainder was applied against accumulated deficit.

We financed the recapitalization with equity contributions from the Sponsors, and the rollover of a portion of the equity interests in the Company held by the Founders, and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. In connection with the closing of the recapitalization, the Company terminated and paid off the outstanding balance of its existing $800.0 million unsecured revolving credit facility. As a result of the closing of the recapitalization, our common stock is no longer publicly traded.

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

Revenue recognition — The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients or on a success rate or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Our emergency communications services revenue is generated primarily from monthly data base management and service fees which are recognized over the service period.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Accounts Receivable — Short-term accounts and notes receivable from customers are presented net of an allowance for doubtful accounts of approximately $8.5 million and $10.5 million in 2006 and 2005, respectively.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Other Assets — Other assets primarily include the unamortized balance of debt acquisition costs, assets held in non-qualified deferred compensation plans and the unamortized balance of a licensing agreement.

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

Other Comprehensive Income — Comprehensive income is composed of results of operations for foreign subsidiaries translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are the only components of other comprehensive income.

Stock Based Compensation — On January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). Prior to January 1, 2006, we accounted for the stock-based compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Minority Interest — Effective September 30, 2004, our portfolio receivable lenders CFSC Capital Corp. XXXIV, (“Cargill”) exchanged its rights to share profits in certain receivable portfolios under its revolving financing facility with us for a 30% minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC (“WAP”). Effective January 1, 2006, and in connection with the renegotiation of the revolving financing facility, we acquired an additional 5% interest in WAP, which reduced Cargill’s minority interest to 25%.

Common Stock — As a result of the recapitalization our publicly traded securities were cancelled. Cash investors (i.e., the Sponsors, the Founders and certain members of management, acquired a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share) in exchange for cash or in respect of converted shares. Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

Class L shares:  Each Class L share is entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% internal rate of return (“IRR”) on that base amount from the date of the Merger until the priority return preference is paid in full. At closing of the recapitalization, the Company issued 9.8 million Class L shares. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares.

Class A shares:  Class A shares participate in the equity appreciation after the Class L priority return is satisfied. At closing of the recapitalization, the Company issued approximately 78.2 million Class A shares.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Voting:  Each share (whether Class A or Class L) is entitled to one vote per share on all matters on which stockholders vote, subject to Delaware law regarding class voting rights.

Distributions:  Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, are to be paid as follows. First, holders of Class L shares are entitled to receive an amount equal to the Class L base amount of $90 per share plus an amount sufficient to generate a 12% IRR on that base amount, compounded quarterly from the closing date of the Merger to the date of payment. Second, after payment of this priority return to Class L holders, the holders of Class A shares and Class L shares participate together, as a single class, in any and all distributions by the Company.

Conversion of Class L shares:  Class L shares automatically convert into Class A shares immediately prior to an Initial Public Offering (“IPO”). Also, the board of directors may elect to cause all Class L shares to be converted into Class A shares in connection with a transfer (by stock sale, merger or otherwise) of a majority of all common stock to a third party (other than to Thomas H. Lee Partners, LP and its affiliates). In the case of any such conversion (whether on IPO or sale), if any unpaid Class L priority return (base $90/share plus accrued 12% IRR) remains unpaid at the time of conversion it will be “paid” in additional Class A shares valued at the deal price (in case of IPO, at the IPO price net of underwriter’s discount); that is each Class L share would convert into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which is the unpaid priority return on such Class L share and the denominator of which is the value of a Class A share at the time of conversion.

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At December 31, 2006, the 12% priority return preference has been accreted and included in the Class L share balance.

In accordance with EITF Issue 98-5. Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company determined that the conversion feature in the Class L shares is in-the-money at the date of issuance and therefore represents a beneficial conversion feature. Under EITF 98-5, $12.2 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Class L shares was allocated to additional paid-in capital, consistent with the classification of the Class A shares, creating a discount on the Class L shares. Because the Class L shares have no stated redemption date and the beneficial conversion feature is not considered to be contingent under EITF 98-5, but can be realized immediately, the discount resulting from the allocation of value to the beneficial conversion feature is required to be recognized immediately as a return to the Class L shareholders analogous to a dividend. As no retained earnings are available to pay this dividend at the date of issuance, the dividend is charged against additional paid-in capital resulting in no net impact.

Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning of the year retained earnings. We are currently evaluating the impact FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, SFAS 157 will have on our financial statements.

2.	Recapitalization

On October 24, 2006, we completed a recapitalization of the Company in a transaction sponsored by an investor group led by the Sponsors pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. As a result of and immediately following the recapitalization, the Sponsors owned approximately 72.1% of our outstanding class A and Class L common stock, the Founders of the Company owned approximately 24.9% of our outstanding class A and Class L common stock and certain executive officers had beneficial ownership of the remainder, approximately 3.0% of our outstanding class A and Class L common stock. The recapitalization has been accounted for as a leveraged recapitalization in accordance with EITF D-98, whereby the historical bases of our assets and liabilities have been maintained. As a result of the closing of the recapitalization, our common stock is no longer publicly traded.

Immediately following the recapitalization, each stock option issued and outstanding under our 1996 Stock Incentive Plan and 2006 Stock Incentive Plan, whether or not then vested, (other than certain stock options held by certain members of management who elected to invest in the surviving corporation) was canceled and converted into the right to receive payment from us (subject to any applicable withholding taxes) equal to the product of the excess of $48.75 less the respective stock option exercise price multiplied by the number of options held. Also immediately following the recapitalization, the unvested restricted shares were vested and canceled and the holders of those securities received $48.75 per share, less applicable withholding taxes. Certain of our executive officers agreed to convert (“rollover”) existing vested options and common stock in exchange for new options and common stock in the surviving corporation. The total equity participation by the executive officers was $30.0 million, representing approximately 3% of our total equity. In exchange for each share of pre-merger common stock, the executive officer participant received an equity strip in exchange for such share, consisting of eight shares of class A common stock and one share of Class L common stock.

We financed the recapitalization with $725.8 million of equity contributions from the Sponsors, the rollover of a portion of the equity interests in the Company held by the Founders and certain members of management, $250.0 million and $30.0 million, respectively. Additional financing of the recapitalization was provided by a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. The $2.1 billion senior secured term loan facility and new senior secured revolving credit facility bear interest at a variable rate as described in Note 10 to the Consolidated Financial Statements. In connection with the closing of the recapitalization, the Company terminated and paid off the outstanding balance of its existing $800.0 million unsecured revolving credit facility.

The Company recorded approximately $108.3 million in debt acquisition costs and approximately $92.8 million in expenses in connection with the recapitalization. These expenses were primarily for advisory fees, fairness opinions, transaction fees, management fees, accelerated share based compensation costs, legal and accounting fees, bonuses and other closing costs.

3.	Mergers and Acquisitions

InPulse

On October 2, 2006, we acquired InPulse Response Group, Inc. (“InPulse”) for a purchase price of approximately $45.8 million in cash plus acquisition costs. We funded the acquisition with a combination of

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

cash on hand and our previous bank revolving credit facility. InPulse provides outsourced sales solutions to direct response marketers. These sales are generated from calls from consumers in response to direct response advertising. The results of operations of InPulse have been consolidated with our operating results and reported in our Communication Services segment since the acquisition date, October 1, 2006.

At December 31, 2006 estimated goodwill and finite lived intangible assets, net of amortization, was $28.3 million and $20.8 million, respectively. We have engaged the assistance of a third-party appraiser to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 1, 2006.

October 1, 2006
(Amounts in thousands)

Cash	$4,702
Other current assets	2,353
Property and equipment	1,513
Other assets	41
Intangible assets	21,634
Goodwill	28,314

Total assets acquired	58,557

Current liabilities	2,440
Capital lease obligations	3,723
Other long term obligations	6,548

Total liabilities assumed	12,711

Net assets acquired	$45,846

Raindance

On April 6, 2006, we completed the acquisition of all of the outstanding shares of Raindance Communications, Inc. (“Raindance”). The purchase price, net of cash received of $45.1 million, and estimated transaction costs were approximately $112.7 million in cash. We funded the acquisition with a combination of cash on hand and borrowings under our previous bank revolving credit facility. The results of Raindance’s operations have been included in our consolidated financial statements since April 1, 2006.

Raindance provides web and audio conferencing services. Based in Louisville, Colorado, Raindance serves a base of corporate customers across vertical markets and industries. Raindance is part of our Conferencing Services segment, and Raindance products and services are being integrated into the InterCall suite of products.

At December 31, 2006 estimated goodwill and finite lived intangible assets, net of amortization, was approximately $43.4 million and $14.3 million, respectively. We have engaged the assistance of a third-party appraiser to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at April 1, 2006.

April 1, 2006
(Amounts in thousands)

Cash	$45,126
Deferred tax asset — short term	2,705
Other current assets	12,685
Property and equipment	13,937
Deferred tax asset — long term	40,444
Other assets	117
Intangible assets	16,766
Goodwill	43,413

Total assets acquired	175,193

Current liabilities	17,366

Total liabilities assumed	17,366

Net assets acquired	$157,827

Intrado

On April 4, 2006, we completed the acquisition of all of the outstanding shares of Intrado Inc. (“Intrado”). The purchase price, net of cash received of $58.3 million, and estimated transaction costs were approximately $480 million in cash. We funded the acquisition with a combination of cash on hand, a portion of Intrado’s cash on hand and borrowings under our previous bank revolving credit facility. The results of Intrado’s operations have been included in our consolidated financial statements since April 1, 2006.

Intrado is a provider of emergency communications infrastructure systems and services and is part of our Communication Services segment. Based in Longmont, Colorado, Intrado provides mission critical services to major United States telecommunications providers. Intrado supports the United States 9-1-1 network and delivers solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.

At December 31, 2006, estimated goodwill and finite lived intangible assets, net of amortization, was approximately $381.7 million and $57.0 million, respectively. We have engaged the assistance of a third-party appraiser to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at April 1, 2006.

April 1, 2006
(Amounts in thousands)

Cash	$58,322
Other current assets	32,386
Property and equipment	23,530
Other assets	14,898
Intangible assets	63,218
Goodwill	381,683

Total assets acquired	574,037

Current liabilities	20,043
Obligations under capital leases — long term	1,056
Deferred tax liability	14,122

Total liabilities assumed	35,221

Net assets acquired	$538,816

Sprint Conferencing Assets

On June 3, 2005, we acquired the conferencing-related assets of Sprint Corporation (“Sprint”) for a purchase price of $207.0 million in cash plus related acquisition costs (the “Acquisition”). We funded the acquisition with cash on hand and borrowings under our previous bank credit facility.

The conferencing services assets acquired from Sprint provide audio, video and web-based conferencing products and services. Premise-based equipment was included in the purchase of the assets. In connection with the closing of the Acquisition, West and Sprint entered into, among other arrangements, (i) a strategic alliance to jointly market and sell conferencing services and (ii) a telecommunications agreement through which we purchase telecommunications services from Sprint. The results of operations of the Sprint conferencing assets have been consolidated with our operating results since the acquisition date, June 3, 2005.

The following table summarizes the fair values of the assets acquired in the Sprint Conferencing acquisition:

June 3, 2005
(Amounts in thousands)

Property and equipment	$13,823
Intangible assets — customer lists (5 year amortization period)	57,696
Goodwill	137,460

Total assets acquired	$208,979

Assuming the acquisitions of InPulse, Raindance, Intrado, and the Sprint conferencing assets had occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 would have been, in thousands, as follows:

	2006	2005

Revenue	$1,939,379	$1,831,989
Net Income	$63,195	$134,389

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.	Goodwill and Other Intangible Assets

The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2006 and 2005, in thousands:

	Communication	Conferencing	Receivables
	Services	Services	Management	Combined

Balance at January 1, 2005	$79,789	$367,199	$126,897	$573,885
Acquisitions	8,843	127,220	—	136,063
Finalization of purchase price allocation	—	3,801	475	4,276
Attention earn out adjustment	—	—	3,400	3,400

Balance at December 31, 2005	88,632	498,220	130,772	717,624
Finalization of purchase price allocation	—	10,240	—	10,240
Attention earn out adjustment	—	—	5,100	5,100
Acquisitions	409,998	43,413	—	453,411

Balance at December 31, 2006	$498,630	$551,873	$135,872	$1,186,375

We allocated the excess of the InPulse, Raindance and Intrado purchase costs over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We have engaged the assistance of a third-party appraiser to assist us with the valuation of certain intangible assets. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We expect to finalize the Intrado and Raindance appraisals in the first quarter of 2007. We expect to finalize the InPulse appraisal in the third quarter of 2007. Goodwill recognized in these transactions is currently estimated at approximately $453.4 million and is not deductible for tax purposes.

During 2006 we completed the purchase price allocation for Sprint’s conferencing assets acquisition. The results of the valuation of certain intangible assets required an additional $10.2 million to be allocated to goodwill and a corresponding reduction to certain finite lived intangible assets from what was previously estimated.

In April 2006, we accrued an additional $5.1 million in goodwill for an earn out obligation of the Attention acquisition.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in goodwill for the InPulse acquisition included its position as a leader in the soft-offer segment of the direct response marketing services market and the acquisition expands our product offering in a growing market.

Factors that contributed to a purchase price resulting in goodwill for the purchase of Raindance include its enhanced multimedia conferencing technologies, system synergies in the Conferencing Services segment and margin expansion opportunities due to additional scale and cost savings opportunities.

Factors that contributed to a purchase price resulting in goodwill for the Intrado acquisition included its position in a growing market and its innovative technology. Further, Intrado complements the existing offerings of our Communications Services segment, providing cross-selling and margin expansion opportunities.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Factors that contributed to a purchase price resulting in goodwill for the purchase of Sprint’s conferencing assets included process and system synergies within our Conferencing Services segment.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

				Weighted
	As of December 31, 2006			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible Assets	Cost	Amortization	Assets	Period

Customer lists	$226,506	$(75,807)	$150,699	7.1
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(5,869)	9,094	17.0
Trade names	6,251	(2,421)	3,830	3.7
Other intangible assets	13,427	(5,548)	7,879	5.0

Total	$285,057	$(89,645)	$195,412

				Weighted
	As of December 31, 2005			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible Assets	Cost	Amortization	Assets	Period

Customer lists	$146,650	$(43,964)	$102,686	5.8
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(4,988)	9,975	17.0
Trade names	1,751	(1,525)	226	3.1
Other intangible assets	6,261	(2,711)	3,550	6.6

Total	$193,535	$(53,188)	$140,347

Amortization expense for finite lived intangible assets was $36.5 million, $23.8 million and $14.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for the next five years in millions is as follows:

2007	$40.9
2008	$32.8
2009	$29.0
2010	$19.6
2011	$8.9

The amount of other finite-lived intangible assets recognized in the InPulse acquisition is currently estimated to be approximately $20.8 million, net of amortization, and is comprised of customer lists. These finite lived intangible assets are being amortized over seven years based on the estimated lives of the intangible asset. Amortization expense for the InPulse finite lived intangible assets was approximately $0.8 million in 2006.

The amount of other finite-lived intangible assets recognized in the Raindance acquisition is currently estimated to be approximately $14.3 million, net of amortization, and is comprised of customer lists. These finite lived intangible assets are being amortized over five years based on the estimated lives of the intangible assets. Amortization expense for the Raindance finite lived intangible assets was approximately $2.5 million in 2006.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

The amount of other finite-lived intangible assets recognized in the Intrado acquisition is currently estimated to be approximately $57.0 million, net of amortization, and is comprised of customer lists, tradenames, technology and non-competition agreements. These finite lived intangible assets are being amortized over one to eleven years based on the estimated lives of the intangible assets. Amortization expense for the Intrado finite lived intangible assets was approximately $6.2 million in 2006.

The amount of other finite-lived intangible assets recognized in the Sprint Conferencing acquisition is approximately $38.0 million, net of amortization, and is comprised of customer lists. These finite lived intangible assets are being amortized over five years based on the estimated lives of the intangible assets. Amortization expense for the Sprint Conferencing finite lived intangible assets was approximately $11.8 million in 2006 and $7.9 million in 2005.

The intangible asset trade names for two acquisitions in 2003, InterCall and ConferenceCall.com, were determined to have an indefinite life based on management’s current intentions. We periodically review the underlying factors relative to these intangible assets. If factors were to change, which would indicate the need to assign a definite life to these assets, we will do so and commence amortization.

Below is a summary of other intangible assets, at acquired cost, by reporting segment as of December 31, 2006 and 2005:

	Communication	Conferencing	Receivables
	Services	Services	Management	Corporate	Combined

As of December 31, 2006
Customer lists	$78,997	$125,199	$22,310	$—	$226,506
Trade names	5,331	24,195	635	—	30,161
Patents	14,753	—	—	210	14,963
Other intangible assets	9,028	1,609	2,790	—	13,427

Total	$108,109	$151,003	$25,735	$210	$285,057

As of December 31, 2005
Customer lists	$5,677	$118,663	$22,310	$—	$146,650
Trade names	831	24,195	635	—	25,661
Patents	14,753	—	—	210	14,963
Other intangible assets	1,996	1,475	2,790	—	6,261

Total	$23,257	$144,333	$25,735	$210	$193,535

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

5.	Portfolio Receivables

Changes in purchased receivable portfolios for the years ended December 31, 2006 and 2005, respectively, in thousands, were as follows:

Balance at January 1, 2005	$83,543
Cash purchases	11,403
Non recourse borrowing purchases	66,786
Recoveries	(154,558)
Proceeds from portfolio sales, net of putbacks	(25,292)
Revenue recognized	115,401
Purchase putbacks	(2,833)

Balance at December 31, 2005	94,450
Less: current portion	35,407

Portfolio receivables, net of current portion	$59,043

Balance at January 1, 2006	$94,450
Cash purchases	18,242
Non recourse borrowing purchases	97,871
Recoveries	(169,809)
Proceeds from portfolio sales, net of putbacks	(29,527)
Revenue recognized	139,983
Purchase putbacks	(1,553)

Balance at December 31, 2006	149,657
Less: current portion	64,651

Portfolio receivables, net of current portion	$85,006

6.	Property and Equipment

Property and equipment, at cost, in thousands, consisted of the following:

	December 31,
	2006	2005

Land and improvements	$7,300	$7,404
Buildings	92,307	60,022
Telephone and computer equipment	495,532	396,696
Office furniture and equipment	58,688	53,057
Leasehold improvements	82,879	68,962
Construction in progress	6,693	14,798

	$743,399	$600,939

We lease certain land, buildings and equipment under operating leases which expire at varying dates through July 2024. Rent expense on operating leases was approximately $34.4 million, $26.3 million and $21.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, exclusive of related-party lease expense. On all

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, in thousands, are as follows:

	Non-Related	Related-Party	Total
	Party Operating	Operating	Operating
	Leases	Lease	Leases

Year Ending December 31,
2007	$25,772	$667	$26,439
2008	24,516	667	25,183
2009	20,554	688	21,242
2010	14,838	731	15,569
2011	7,571	731	8,302
2012 and thereafter	52,940	1,949	54,889

Total minimum obligations	$146,191	$5,433	$151,624

In September 2006, we purchased a building for approximately $30.5 million which we previously leased under a synthetic lease dated May 9, 2003. The aggregate synthetic lease expense for the three years ended December 31, 2006, 2005 and 2004 was $1.3 million, $1.4 million and $1.1 million, respectively.

7.	Accrued Expenses

Accrued expenses consisted of the following as of:

	December 31,	December 31,
	2006	2005

Stock purchase obligations	$170,625	$—
Accrued wages	60,282	46,848
Accrued employee benefit costs	23,075	9,907
Interest payable	22,735	1,960
Accrued phone	17,891	23,061
Deferred revenue	19,763	5,930
Acquisition earnout commitments	10,850	8,900
Accrued other taxes (non-income related)	9,223	8,849
Customer deposits	3,149	3,481
Other current liabilities	38,364	23,246

	$375,957	$132,182

Stock purchase obligations related to the recapitalization remain outstanding at December 31, 2006. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this report for information regarding this obligation.

8.	Related Parties

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to management services agreements entered into in connection with the consummation of the recapitalization. The fees for services aggregate $4.0 million annually, and approximately $0.8 million in 2006. In

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

addition, in consideration for financial advisory services and capital structure analysis services rendered in connection with the recapitalization, affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC received an aggregate transaction fee of $40.0 million. Thomas H. Lee Partners, L.P. and Quadrangle Group LLC also received reimbursement for travel and other out-of pocket expenses associated with the recapitalization transaction in the aggregate of approximately $0.2 million.

We lease certain office space owned by a partnership whose partners own approximately 24% of our common stock at December 31, 2006. Related party lease expense was approximately $0.7 million, $0.7 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The lease expires in 2014.

9.	Portfolio Notes Payable

Our portfolio notes payable consisted of the following as of:

	December 31,
	2006	2005

Non-recourse portfolio notes payable	$87,246	$40,520
Less current maturities	59,656	27,275

Portfolio notes payable	$27,590	$13,245

Pursuant to the Cargill facility, we can borrow from Cargill 80% to 85% of the purchase price of each portfolio purchase completed. Interest accrues on the debt at a variable rate of 2% over prime. The debt is non-recourse and is collateralized by all portfolio receivables within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20.0 million. Payments are due monthly over two years from the date of origination. Interest expense on these notes in 2006 was $5.7 million compared to $2.7 million in 2005.

10.	Long-Term Obligations

Long-term obligations consist of the following (dollars in thousands):

	December 31,
	2006	2005

Senior Secured Term Loan Facility, due 2013	$2,100,000	$—
9.5% Senior Notes, due 2014	650,000	—
11% Senior Subordinated Notes, due 2016	450,000	—
Bank Revolving Credit Facility, repaid in 2006	—	220,000

	3,200,000	220,000

Less: current maturities	21,000	—

Long-term Obligations	$3,179,000	$220,000

Interest expense during 2006, 2005 and 2004 on these long term obligations was approximately $89.3 million, $12.6 million, and $7.3 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Future maturities of long-term debt at December 31, 2006 were (dollars in thousands):

Year	Amount

2007	$21,000
2008	$21,000
2009	$21,000
2010	$21,000
2011	$21,000
Thereafter	$3,095,000

Recapitalization

In connection with a recapitalization we incurred $3.2 billion of new debt. The new debt consists of $2.1 billion under a senior secured term loan facility which will be subject to scheduled amortization of $21.0 million per year with variable interest at 2.75% over the selected LIBOR; a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn during 2006); and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest on the notes will accrue and be payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2007.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.1 billion senior secured term loan facility and new senior secured revolving credit facility bear interest at a variable rate. Amounts borrowed by the Company under these senior secured credit facilities initially bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate Page 5 and (2) the federal funds effective rate from time to time plus 0.50% or (b) a LIBOR rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs. Initially, the applicable margin percentage is a percentage per annum equal to, (x) for term loans, 1.75% for base rate loans and 2.75% for LIBOR rate loans and (y) for revolving credit loans, 1.50% for base rate loans and 2.50% for LIBOR rate loans. The applicable margin percentage with respect to borrowings under the revolving credit facility will be subject to adjustments based upon the Company’s leverage ratio. Overdue amounts (after giving effect to any applicable grace periods) bear interest at a rate per annum equal to the then applicable interest rate plus 2.00% per annum. Initially, the Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the revolving credit facility. The commitment fee in respect of unused commitments under the revolving credit facility will be subject to adjustment based upon the Company’s leverage ratio. The Company is required to comply, on a quarterly basis, with a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. The consolidated leverage ratio of funded debt to adjusted earnings before interest expense, stock-based compensation, taxes, depreciation and amortization, recapitalization costs, certain acquisition costs, synthetic lease costs, acquisition synergies and a minority interest adjustment (“adjusted EBITDA”) which may not exceed 7.75 to 1.0 and a consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense, which must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2006. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Company’s lines of business. The effective annual interest rate, inclusive of debt amortization costs, on the senior secured term loan facility from October 24, 2006 through December 31, 2006 was 8.86%.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, material judgments, the invalidity of material provisions of the documentation with respect to the senior secured credit facilities, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of the Company’s subordinated debt and a change of control of the Company. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take certain actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $500.0 million plus the aggregate amount of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility are subject to the absence of any default pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Senior Notes

The senior notes consist of $650.0 million aggregate principal amount of 9.5% senior notes due 2014. Interest is payable semiannually. The senior notes contain covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

At any time prior to October 15, 2010, the Company may redeem all or a part of the senior notes, at a redemption price equal to 100% of the principal amount of senior notes redeemed plus the applicable premium and accrued and unpaid interest and all additional interest then owing pursuant to the applicable registration rights agreement, if any, to the date of redemption, subject to the rights of holders of senior notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after October 15, 2010, the Company may redeem the senior notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 15 of each of the years indicated below:

Year	Percentage

2010	104.750
2011	102.375
2012 and thereafter	100.000

In addition, until October 15, 2009, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of senior notes issued by it at a redemption price equal to 109.50% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior notes of record on the relevant record date to receive interest due on the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the sum of the aggregate principal amount of senior notes originally issued under the senior indenture issued under the senior indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

Senior Subordinated Notes

The senior subordinated notes consist of $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest is payable semiannually. The senior subordinated indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

At any time prior to October 15, 2011, the Company may redeem all or a part of the senior subordinated notes at a redemption price equal to 100% of the principal amount of senior subordinated notes redeemed plus the applicable premium and accrued and unpaid interest to the date of redemption, subject to the rights of holders of senior subordinated notes on the relevant record date to receive interest due on the relevant interest payment date. On and after October 15, 2011, the Company may redeem the senior subordinated notes in whole or in part, at the redemption prices (expressed as percentages of principal amount of the senior subordinated notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior subordinated notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 15 of each of the years indicated below:

Year	Percentage

2011	105.500
2012	103.667
2013	101.833
2014 and thereafter	100.000

In addition, until October 15, 2009, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of senior subordinated notes issued by it at a redemption price equal to 111% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior subordinated notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings (as defined in the senior subordinated indenture); provided that at least 65% of the sum of the aggregate principal amount of senior subordinated notes originally issued under the senior subordinated indenture issued under the senior subordinated indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

Registration Rights

On October 24, 2006, the Company entered into registration rights agreements with respect to the senior notes and the senior subordinated notes. Pursuant to the registration rights agreements, the Company has agreed that it will use its reasonable best efforts to register with the Securities and Exchange Commission notes having

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

substantially identical terms as the senior notes and notes having substantially identical terms as the senior subordinated notes as part of offers to exchange freely tradable exchange notes for each series of notes (each, an “Exchange Offer”). The Company is required to use its reasonable best efforts to cause each Exchange Offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 315 days after the issue date of each of the senior notes and the senior subordinated notes. If the Company fails to meet this target the annual interest rate on the applicable series of notes will increase by 0.25%. The annual interest rate on the applicable series of notes will increase by an additional 0.25% for each subsequent 90 day period during which the registration default continues, up to a maximum additional interest rate of 0.5% per year over the applicable interest rate described above. If the registration default is corrected, the applicable interest rate on the applicable series of notes will revert to the original level.

Interest Rate Protection

In October 2006 we entered into a three-year interest rate swap to hedge the cash flows from our variable rate debt, which effectively converted the hedged portion to fixed rate debt. The initial and ongoing assessments of hedge effectiveness as well as the periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. These agreements hedge notional amounts of $800.0 million, $680.0 million and $600.0 million for the year ending October 23, 2007, 2008 and 2009, respectively, of our $2.1 billion senior secured term loan facility. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income until earnings are affected by the hedged item. At December 31, 2006, our gross fair value asset position was approximately $0.5 million. We experienced no ineffectiveness during 2006.

The following chart summarizes interest rate hedge transactions effective during 2006 (dollars in thousands):

		Nominal	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Change in variable cash flow	10/24/06-10/24/07	$800,000	5.0% — 5.005%	Outstanding
Change in variable cash flow	10/24/07-10/24/08	$680,000	5.0% — 5.005%	Outstanding
Change in variable cash flow	10/24/08-10/24/09	$600,000	5.0% — 5.005%	Outstanding

Bank Revolving Credit Facility

At December 31, 2005, we maintained a bank revolving credit facility of $400,000 which was to mature November 15, 2009. The facility bore interest at a variable rate over a selected LIBOR based on our leverage. At December 31, 2005, $220.0 million was outstanding on the revolving credit facility. The highest balance outstanding on the credit facility during 2005 was $365.0 million. The average daily outstanding balance of the revolving credit facility during 2005 was $257.9 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the year ended December 31, 2005 was 4.53%. The commitment fee on the unused revolving credit facility at December 31, 2005 was 0.175%.

We amended and restated our bank revolving credit facility on March 30, 2006. The Amended and Restated Credit Agreement included the following features: increased the revolving credit available from $400 million to $800 million; included an uncommitted add-on facility allowing an additional increase in the revolving credit available from $800 million to $1.2 billion; increased the letter of credit commitment amount from $20 million to $50 million; increased the swingline loan commitment amount from $10 million to $25 million; reduced the required Consolidated Leverage Ratio from “2.5 to 1.0” to “3.0 to 1.0”; reduced the minimum commitment fee from 15 basis points to 8 basis points; reduced the maximum commitment fee from 25 basis points to 17.5 basis points; reduced the maximum interest rate over the alternative base rate from 25 basis points to 0 basis points; reduced the minimum interest rate over LIBOR from 75 basis points to 40 basis points; and reduced the maximum interest rate over LIBOR from 125 basis points to 87.5 basis points. The average daily outstanding balance of the revolving

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

credit facility from January 1, 2006 through October 23, 2006 was $540.3 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility from January 1, 2006 through October 23, 2006 was 6.05%. The commitment fee on the unused revolving credit facility at October 23, 2006 was 0.15%. At October 24, 2006, the outstanding balance, including accrued interest, due under the bank revolving credit facility of approximately $663.3 million, was paid in full in connection with the consummation of the recapitalization. We also charged to interest expense $3.9 million of unamortized debt issuance costs related to the paid off bank revolving credit facility.

11.	Income Taxes

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2006	2005	2004

Current income tax expense:
Federal	$44,865	$77,977	$51,486
State	2,992	5,198	2,819
Foreign	8,348	7,206	5,280

	56,205	90,381	59,585

Deferred income tax expense (benefit):
Federal	8,876	(2,424)	5,895
State	424	(221)	282

	9,300	(2,645)	6,177

	$65,505	$87,736	$65,762

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Non-deductible recapitalization expenses	10.9%	0.0%	0.0%
Non-deductible losses in a majority owned subsidiary
which is not consolidated for tax purposes	1.9%	0.1%	0.0%
State income tax effect	1.5%	1.4%	1.0%
Tax credits	(1.1)%	(0.3)%	(0.3)%
Other	0.6%	0.7%	1.1%

	48.8%	36.9%	36.8%

The 2006 effective income tax rate was impacted by approximately $40.0 million of recapitalization transaction costs which we estimate to be non-deductible for income tax purposes.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities, in thousands, were as follows:

	2006	2005

Allowance for doubtful accounts	$3,144	$3,784
Benefit plans	3,573	2,674
Accrued expenses	4,943	2,048
Tax credits	9,628	—
Net operating loss carryforwards	39,502	917
Valuation allowance	(1,253)	(917)
Other	360	—

Total deferred tax assets	59,897	8,506

Deferred tax liabilities:
Depreciation and amortization	$61,302	$35,846
Purchased portfolios — cost recovery	7,884	6,995
Prepaid expenses	3,213	2,432
International earnings	1,037	1,776
Foreign currency translation	145	(738)

Total deferred tax liabilities	$73,581	$46,311

Net deferred tax liability	$13,684	$37,805

Deferred tax assets / liabilities included in the balance sheet are:
Other current assets	$4,636	$2,368
Long-term deferred income taxes	18,320	40,173

Net deferred income taxes	$13,684	$37,805

At December 31, 2006, the Company had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $115.1 million. In connection with the Raindance acquisition, the Company assumed a NOL of approximately $115.1 million which will begin to expire in 2019. The use of these NOL carryforwards is subject to limitations under Internal Revenue Code Section 382. As a result of these statutory limitations, the Company believes that $104.3 million for those NOL’s that will be utilized to offset future taxable income. The Company also has state NOL carryforwards of approximately $115.1 million which begin to expire in 2019, of which $115.1 million was acquired in the Raindance acquisition.

In 2006, 2005, and 2004, income tax benefits attributable to employee stock option transactions of $50.8 million, $8.4 million and $6.2 million, respectively were allocated to shareholders’ equity.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

12.	Off-Balance Sheet Arrangements

During September 2006, the Sallie Mae purchased paper financing facility was terminated which resulted in dissolution of a non-consolidated qualified special purpose entity (“QSPE”) established in December 2003 solely to hold defaulted accounts receivable portfolios and related funding debt secured through the Sallie Mae facility. The portfolios of the QSPE were purchased by a consolidated WAM subsidiary with funding pursuant to the Cargill agreement. Termination of the agreement removed all remaining Sallie Mae related funding commitments and profit sharing requirements.

During September 2006, we purchased for approximately $30.5 million the building previously leased by us under a synthetic lease, dated May 9, 2003, between Wachovia Development Corporation and West Facilities Corporation.

At December 31, 2006 we do not participate in any off-balance sheet arrangements.

13.	Employee Benefits and Incentive Plans

Qualified Retirement Plan

We have a multiple employer 401(k) plan, which covers substantially all employees twenty-one years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit which ever is less if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $5.4 million, $3.2 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, limited to the same maximums and vesting terms as those of the 401(k) plan. Our total contributions under the plan were approximately $1.5 million, $0.9 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Assets under the Trust at December 31, 2006 and 2005 were $11.9 million and $8.5 million, respectively.

Effective January 2003, we established our Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in notional Equity Strips. We match a percentage (50% in years 2006-2004) of any amounts notionally invested in Equity Strips, where matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the employee has initiated participation in the matching feature of the Deferred Compensation Plan. Amounts deferred under the Deferred Compensation Plan and any earnings credited thereunder shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and general creditors. Our total contributions under the plan were approximately $2.0 million, $1.0 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Assets under the Deferred Compensation Plan at December 31, 2006 and 2005 were $21.1 million and $12.7 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Employee Stock Purchase Plan

We maintained an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides employees an opportunity to purchase Common Shares through annual offerings. Each employee participating in any offering is granted an option to purchase as many full Common Shares as the participating employee may elect so long as the purchase price for such Common Shares does not exceed 10% of the compensation received by such employee from us during the annual offering period or 1,000 Common Shares. The purchase price is to be paid through payroll deductions. The purchase price for each Common Share is equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($38.045 at July 1, 2005). On the last day of the offering period, the option to purchase Common Shares becomes exercisable. If at the end of the offering, the fair market value of the Common Shares is less than 100% of the fair market value at the date of grant, then the options will not be deemed exercised and the payroll deductions made with respect to the options will be applied to the next offering unless the employee elects to have the payroll deductions withdrawn from the Stock Purchase Plan. Subsequent to June 30, 2006 this plan was suspended.

1996 & 2006 Stock Incentive Plans

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

During our annual stockholders meeting on May 11, 2006, the proposal to establish the 2006 Stock Incentive Plan (the “Plan”) was approved. The Plan replaced the Amended and Restated West Corporation 1996 Stock Incentive Plan, which was scheduled to expire on December 31, 2009. In October 2006, in connection with the recapitalization of West Corporation we terminated the Plan. The Plan authorized the granting to our employees, consultants, directors and non-employee directors of options to purchase shares of our common stock (“Common Shares”), as well as other incentive awards based on the Common Shares. As of its effective date, awards covering a maximum of 5,000,000 Common Shares could have been granted under the Plan. The expiration date of the Plan, after which no awards could have been granted was April 1, 2016. However, the administration of the Plan generally continues in effect until all matters relating to the payment of options previously granted have been settled. Options granted under this Plan had a ten-year contractual term. Options vested and became exercisable within such period (not to exceed ten years) as determined by the Compensation Committee; however, options granted to outside directors generally vested over three years.

Immediately following the recapitalization, each stock option issued and outstanding under our 1996 Stock Incentive Plan and 2006 Stock Incentive Plan, whether or not then vested, was canceled and converted into the right to receive payment from us (subject to any applicable withholding taxes) equal to the product of the excess of $48.75 less the respective stock option exercise price multiplied by the number of options held. Also immediately following the recapitalization, the unvested restricted shares were vested and canceled and the holders of those securities received $48.75 per share, less applicable withholding taxes. All options had grant date exercise prices less than $48.75. Certain members of our executive officers agreed to convert (“rollover”) existing vested options in exchange for new options. We recorded an expense of approximately $13.6 million in relation to the acceleration of vesting of these options.

Prior to the accelerated vesting as a result of the recapitalization, we recognized the cost of all share-based awards on a straight-line basis over the vesting period of the award net of estimated forfeitures. Prior to the adoption

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006 we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Statement of Cash Flows. The excess tax benefits for 2006 were approximately $50.8 million.

The following table presents the activity of the stock options for the fiscal years ended December 31, 2004 and 2005 and the partial year 2006 up to termination date of the plan on October 24, 2006:

	Stock Option	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2004	6,228,982	$16.32
Granted	1,764,001	25.68
Canceled	(135,141)	22.76
Exercised	(1,085,984)	13.42

Outstanding at December 31, 2004	6,771,858	19.10
Granted	873,789	35.33
Canceled	(217,159)	26.77
Exercised	(1,157,323)	18.87

Outstanding at December 31, 2005	6,271,165	21.22
Granted	823,250	45.48
Canceled	(138,119)	37.38
Exercised	(978,376)	17.95

Options outstanding at the termination of the plan, at October 24, 2006	5,977,920	$24.72

The following table summarizes information about our employee stock options outstanding prior to the plan’s termination:

		Weighted
		Average	Weighted		Weighted
	Stock Option	Remaining	Average		Average
	Shares	Contractual	Exercise	Stock Option	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Shares Exercisable	Price

$8.00 - $13.6215	1,224,152	2.2	$9.69	1,224,152	$9.69
$13.6216 - $18.162	395,893	6.2	$16.14	180,743	$15.89
$18.1621 - $22.7025	798,250	6.4	$18.83	573,461	$18.86
$22.7026 - $27.243	1,624,029	7.1	$25.14	744,910	$25.39
$27.2431 - $31.7835	433,801	7.4	$29.49	128,959	$29.51
$31.7836 - $36.324	418,295	8.3	$33.62	85,795	$33.61
$36.3241 - $40.8645	329,500	8.9	$37.72	41,188	$38.05
$40.8646 - $48.435	754,000	9.6	$46.65	—	$0.00

$8.00 - $48.435	5,977,920	6.4	$24.03	2,979,208	$17.70

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

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

	2006	2005	2004

Risk-free interest rate	4.7%	3.7%	2.5%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	14.3%	24.9%	32.5%
Expected life (years)	2.2	3.7	4.7

The weighted average fair value per share of options granted in 2006, 2005 and 2004 was $11.28, $8.76 and $8.32, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $26.1 million, $23.0 million and $14.6 million, respectively.

The following table details what the effects on net income would have been had compensation expense for stock-based awards been recorded in 2005 and 2004 based on the fair value method under SFAS 123R.

	Year Ended December 31,
	2005	2004

Net Income (in thousands):
As reported	$150,349	$113,171
Add: Stock-based compensation included in reported net income, net of tax	339	304
Deduct: Total stock based compensation expense determined under the fair value method under SFAS 123R, net of related tax benefits	(10,672)	(11,872)

Pro forma	$140,016	$101,603

2006 Executive Incentive Plan

In October 2006, the new board of directors approved the 2006 Executive Incentive Plan (“EIP”). The EIP was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company. The administrator will select participants from among those key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the administrator, are in a position to make a significant contribution to the success of the Company and its affiliates. In addition, a maximum of 359,986 Equity Strips (each comprised of eight (8) shares of Class A Common and one (1) share of Class L Common), in each case pursuant to rollover options issued in connection with the recapitalization, are authorized to be delivered in satisfaction of rollover option awards under the Plan. In addition, an aggregate maximum of 11,276,291 shares of Class A Common may be delivered in satisfaction of other Awards under the Plan.

In general, stock options granted under the EIP become exercisable over a period of five years, with 20% of the stock option becoming exercisable at the end of each year. Once an option has vested, it generally remains exercisable until the tenth anniversary of the date of grant. In the case of a normal termination, the awards will remain exercisable for the shorter of (i) the one-year period ending with the first anniversary of the participant’s normal termination or (ii) the period ending on the latest date on which such award could have been exercised.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Stock option activity under the 2006 EIP for the year ended December 31, 2006 is set forth below:

		Options Outstanding
	Options		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price

Balance at January 1, 2006	—	—	$—
2006 Executive Incentive Plan options approved	3,075,347	—	—
Granted December 1, 2006	(2,555,000)	2,555,000	1.64

Balance at December 31, 2006	520,347	2,555,000	$1.64

Executive Management Rollover Options:
Balance at January 1, 2006	—	—	$—
Class A and L equity strip options available for roll over	3,239,738	—	—
Class A and L equity strip options granted	(3,239,721)	3,239,721	33.47

Balance at December 31, 2006	17	3,239,721	$33.47

An Equity Strip is comprised of eight options of Class A stock and one option of Class L Stock. The rollover options are fully vested and none were exercised or canceled during 2006.

None of the EIP options were exercised, vested or canceled during the year. At December 31, 2006, we expect that 2,197,300 of these options will vest. There is no aggregated intrinsic value of options expected to vest at year end.

The following table summarizes the information on the options granted under the EIP in 2006:

	Outstanding			Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Options	Life (years)	Price	Options	Price

$1.64	2,555,000	9.83	$1.64	—	$1.64

The following table summarizes the information on the Class A and L equity strip options granted under the EIP in 2006:

	Outstanding			Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (years)	Price	Options	Price

$33.00	2,877,309	5.9	$33.00	2,877,309	$33.00
$34.01	79,380	6.0	$34.01	79,380	$34.01
$38.15	283,032	5.9	$38.15	283,032	$38.15

$33.00 - $38.15	3,239,721	5.9	$33.47	3,239,721	$33.47

The aggregate intrinsic value of these options at December 31, 2006 was approximately $24.0 million.

We account for the stock option grants under the 2006 EIP in accordance with SFAS 123R. Approximately $42,000 was recorded as share-based compensation for the year ended December 31, 2006 for the 2006 EIP option grants. The fair value of options granted under the 2006 EIP was $1.15 per option. We have estimated the fair value of 2006 EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average four year historical stock price

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

volatility for six companies that were used in applying the market approach to value the Company for the recapitalization. The expected life of four years for the options granted was derived based on management’s view of the likelihood of a change-of-control event occurring in that time frame. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2006

Risk-free interest rate	4.65%
Dividend yield	0.0%
Expected volatility	98.0%
Expected life (years)	4.0

At December 31, 2006 there was approximately $2.5 million of unrecorded and unrecognized compensation cost related to unvested share based compensation under the 2006 EIP. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

Pre-recapitalization Restricted Stock

Unearned restricted stock grants totaled 47,851 and 79,389 shares prior to the recapitalization on October 24, 2006, and December 31, 2005, respectively. Prior to the adoption of SFAS 123R, we presented unearned restricted stock grants in the stockholders’ equity section of the balance sheet. Beginning on January 1, 2006 we changed our balance sheet presentation in accordance with SFAS 123R which requires unearned restricted stock grants to be included in additional paid-in capital. As a result of the consummation of a recapitalization of the Company we recorded an expense of approximately $0.5 million in relation to the acceleration of vesting of the restricted stock. Compensation expense for restricted stock recognized for the years ended 2006, 2005 and 2004 were approximately $0.8 million, $0.5 million and $0.5 million, respectively.

Post recapitalization Restricted Stock

Grants of restricted stock under the EIP are in three tranches; 33.33% of the shares in Tranche 1, 22.22% of the shares in Tranche 2 and 44.45% of the shares in Tranche 3. Vesting of restricted stock acquired under the Plan vest during the grantee’s employment by the Company or its subsidiaries in accordance with the provisions of the EIP, as follows:

The Tranche 1 shares will vest over a period of five years, with 20% of the stock option becoming exercisable at the end of each year. Notwithstanding the above, 100% of a grantee’s outstanding and unvested Tranche 1 shares shall vest immediately upon a change of control.

The vesting schedule for Tranche 2 and Tranche 3 shares is subject to the total return of the Investors and the Investor internal rate of return (“IRR”) as of an exit event, subject to the following terms and conditions: Tranche 2 shares shall become 100% vested upon an exit event if, after giving effect to any vesting of the Tranche 2 shares on a exit event, Investors’ total return is greater than 200% and the Investor IRR exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on an exit event, Investors’ total return is more than 200% and the Investor IRR exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the Investors’ total return exceeds 200%, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

Performance conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date as those conditions are restrictions that stem from the forfeitability of instruments to which employees have not yet earned the right. Paragraph A64 of FAS 123R requires that if the vesting of an award is based on satisfying both a service and performance condition, the company must initially determine which outcomes are probable of achievement and recognize the compensation cost over the longer of the explicit or implicit service period. Since an exit event is currently not considered probable nor is meeting the performance objectives, no compensation costs will be recognized on Tranches 2 or 3 until those events become probable. The unrecognized compensation costs of Tranches 2 and 3 in the aggregate total $7.4 million.

Restricted Stock activity under the 2006 EIP for the year ended December 31, 2006 is set forth below:

	Restricted Stock	Restricted Stock Outstanding
	Available	Number
	for Grant	of Shares	Fair Value

Balance at January 1, 2006	—	—	—
2006 Executive Incentive Plan shares approved	8,200,925	—	—
Restricted Stock granted December 1, 2006	(7,720,000)	7,720,000	$1.43

Balance at December 31, 2006	480,925	7,720,000	$1.43

The following table summarizes the information on the restricted stock granted under the EIP in 2006:

Outstanding
Weighted
		Average	Average
		Remaining	Grant Date
	Number of	Contractual	Fair Value
Fair Value	Shares	Life (years)	Price

$1.43	7,720,000	9.83	$1.43

We account for the restricted stock in accordance with SFAS 123R. Approximately $0.1 million was recorded as share-based compensation for the year ended December 31, 2006 for the 2006 EIP restricted stock grants. The fair value of the restricted stock granted under the 2006 EIP was $1.43. We have estimated the fair value of 2006 EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the 2006 EIP option awards. A 13% discount was applied to the fair value determined using the Black-Scholes pricing model. This discount was determined through reference to the trading multiples of public guideline companies to recognize the lack of marketability and liquidity in our common stock.

At December 31, 2006 there was approximately $3.6 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the 2006 EIP.

The components of stock-based compensation expense in thousands are presented below:

	Year Ended December 31,
	2006	2005	2004

Stock options	$10,757	$—	$—
Restricted stock	291	538	483
Employee stock purchase plan	47	—	—
Recapitalization affect on options and restricted stock	17,643	—	—

	$28,738	$538	$483

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

The net income effect of stock-based compensation expense for 2006, 2005 and 2004 was approximately $18.2 million, $0.3 million and $0.3 million, respectively.

14.	Commitments and Contingencies

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

On December 1, 2006, the trial court permitted Berryman and Blankenship to join the action pursuant to a second amended complaint which contained the same claims as Sanford’s original complaint. West Corporation and WTC filed a demurrer to the second amended complaint. The Court overruled that the demurrer, with one exception, on December 4, 2006. On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” West and WTC intend to seek appellate review of this decision. Discovery in the case is ongoing. The trial court has indicated that it will schedule a trial in or around February 2008.

Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H,

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California as described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. On February 9, 2007, the Ninth Circuit heard oral arguments on the appeal. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation have filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state court certified a class of Ohio residents. West and WTC have filed a notice of appeal from that decision, and plaintiffs have cross-appealed. West and WTC filed their opening brief on appeal on June 23, 2006. Plaintiffs’ filed their opening brief on appeal on August 17, 2006. West and WTC filed their reply brief on September 15, 2006. Plaintiffs’ reply brief was filed on September 28, 2006. The appeal was argued on February 26, 2007. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Polygon Litigation. On July 31, 2006, Polygon Global Opportunity Master Fund (“Polygon”) commenced an action against West Corporation, captioned Polygon Global Opportunity Master Fund v. West Corporation, in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged, among other things, that Polygon had complied with the statutory demand requirements of Section 220, and that Polygon’s purposes for the inspection sought included: (i) valuing its West Corporation stock, (ii) evaluating whether members of West Corporation’s special committee or board breached their fiduciary duties in approving the Agreement and Plan of Merger in connection with our recapitalization dated as of May 31, 2006 between West Corporation and Omaha Acquisition Corp. (“Merger Agreement”), and (iii) communicating with other West Corporation stockholders regarding the vote on the Merger Agreement. The complaint sought an order compelling West to permit the inspection sought and an award of Polygon’s costs and expenses. A hearing was held on September 21, 2006. On

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

October 12, 2006, the Court of Chancery of the State of Delaware dismissed the complaint and entered judgment in favor of West Corporation. On October 19, 2006, Polygon notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company’s common stock outstanding prior to the recapitalization. On February 9, 2007, Polygon filed a petition for appraisal in the Court of Chancery of the State of Delaware, New Castle County, seeking to have the Court determine the fair value of its shares and a monetary award of the fair value, along with interest and attorney’s fees and costs. Included in our accrued expenses at December 31, 2006, is a stock purchase obligation for approximately $170.6 million for this stock purchase obligation. We do not believe that any difference between this accrual and the final settlement will have a material effect on our financial position, results of operations, or cash flows.

15.	Business Segments

We operate in three segments: Communication Services, Conferencing Services and Receivables Management. These segments are consistent with our management of the business and operating focus.

The Communication Services segment is composed of dedicated agent, shared agent, automated, business-to-business services and emergency infrastructure systems and services. The Conferencing Services segment is composed of audio, web and video conferencing services. The Receivables Management segment is composed of debt purchasing and collections, contingent/third party collections, government collections, first-party collections and commercial collections. The following results for 2006 and 2005 include InPulse, Intrado, Raindance and Sprint’s conferencing related assets from their respective acquisition dates for accounting purposes: October 1, 2006, April 1, 2006, April 1, 2006 and June 3, 2005, respectively.

	For the Year Ended December 31,
	2006	2005	2004

Revenue:
Communication Services	$1,020,242	$873,975	$817,718
Conferencing Services	607,506	438,613	302,469
Receivables Management	234,521	216,191	99,411
Intersegment eliminations	(6,231)	(4,856)	(2,215)

Total	$1,856,038	$1,523,923	$1,217,383

Operating Income:
Communication Services	$89,065	$122,076	$105,638
Conferencing Services	119,437	105,793	67,264
Receivables Management	28,713	38,808	14,989

Total	$237,215	$266,677	$187,891

Depreciation and Amortization (Included in Operating Income):
Communication Services	$71,056	$59,683	$64,201
Conferencing Services	57,042	41,480	28,530
Receivables Management	8,882	8,319	5,755

Total	$136,980	$109,482	$98,486

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

	For the Year Ended December 31,
	2006	2005	2004

Capital Expenditures:
Communication Services	$40,043	$43,881	$41,871
Conferencing Services	34,090	17,640	13,440
Receivables Management	7,206	8,274	2,396
Corporate	32,556	7,060	2,179

Total	$113,895	$76,855	$59,886

	As of	As of	As of
	December 31,	December 31,	December 31,
	2006	2005	2004

Assets:
Communication Services	$933,716	$360,150	$370,527
Conferencing Services	835,399	749,168	549,540
Receivables Management	355,555	301,155	271,977
Corporate	411,186	88,189	79,162

Total	$2,535,856	$1,498,662	$1,271,206

Revenues and assets outside the United States are less than 10% of consolidated revenues and assets.

For 2006, 2005 and 2004, our largest 100 clients represented approximately 61%, 63% and 69% of total revenue, respectively. Late in 2006, AT&T, Cingular, SBC and Bell South were merged. The aggregate revenue as a percentage of our total revenue from these four entities in 2006, 2005 and 2004 were approximately 17%, 19% and 21% respectively. At December 31, 2006 these four entities represented approximately 10% of our gross receivables compared to approximately 14% at December 31, 2005.

16.	Concentration of Credit Risk

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2006, three customers accounted for $41.6 million or 14.6% of gross accounts receivable, compared to $34.6 million, or 15.9% of gross receivables at December 31, 2005. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. As of February 9, 2007, $32.5 million of the $41.6 million of the December 31, 2006 gross accounts receivable, noted above had been collected.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

17.	Supplemental Cash Flow Information

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$68,775	$13,595	$8,680
Cash paid during the period for income taxes, net of $6,801 of refunds in 2006	$20,987	$71,836	$48,778
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Future obligation related to acquisitions	$5,100	$3,400	$3,669
Conversion of note payable to an equity interest in a majority owned subsidiary	$—	$10,291	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of restricted stock	$8	$—	$1,000
Issuance of stock from treasury reserves	$—	$2,697	$—
Stock purchase obligations	$(170,625)	$—	$—
Value of roll over shares from the Founders and management	$280,043	$—	$—

18.	Quarterly Results of Operations (Unaudited)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2006 and 2005.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006(1)
	(Amounts in thousands)

Revenue	$424,738	$461,678	$473,245	$496,377
Cost of services	197,291	200,123	206,733	214,375

Gross Profit	227,447	261,555	266,512	282,002
SG&A	156,058	185,052	183,315	275,876

Operating income	71,389	76,503	83,197	6,126

Net income	$41,064	$37,750	$42,921	$(50,907)

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Amounts in thousands)

Revenue	$359,557	$369,788	$389,814	$404,764
Cost of services	165,937	165,297	174,239	181,908

Gross Profit	193,620	204,491	215,575	222,856
SG&A	134,541	138,386	146,911	150,027

Operating income	59,079	66,105	68,664	72,829

Net income	$33,540	$37,458	$37,825	$41,526

(1)	Net income in the fourth quarter 2006 was affected by recapitalization expenses, accelerated share-based compensation and interest expense associated with the financing of the recapitalization aggregating approximately $140.9 million. Further, approximately $37.2 million of these fourth quarter expenses are estimated to be non-deductible for income tax purposes.

19.	Subsequent Events

Subsequent to December 31, 2006, we announced that we had entered into definitive agreements to acquire two privately held companies, TeleVox Software, Inc. and CenterPost Communications in separate transactions. TeleVox and CenterPost are leading firms in the large and rapidly growing notifications market. The total purchase price of these two transactions, before transaction expenses and working capital adjustments, is approximately $161.0 million and is expected to be funded with cash on hand and the Company’s existing credit facility. For operating and reporting purposes, both of these acquisitions will be included in our Communication Services segment. The CenterPost transaction closed on February 1, 2007 and the TeleVox transaction is expected to close on March 1, 2007.

Subsequent to December 31, 2006 we refinanced the senior secured term loan facility. The general terms of the refinancing were a re-pricing, an expansion of the facility by $165.0 million and a soft call option. The re-pricing calls for a pricing grid based on our debt rating from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at 1.375%. After the expansion of the senior secured term loan facility the aggregate facility is $2.265 billion. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that prior to the first anniversary of the refinancing we elect another refinancing amendment.

20.	Financial Information for Subsidiary Guarantor and Subsidiary Non-Guarantor

In connection with the issuance of the senior notes and senior subordinated notes, West Corporation and our U.S. based wholly owned subsidiaries guaranteed the payment of principal, premium and interest. Presented below is consolidated financial information for West Corporation and our subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2006
				Eliminations and
	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated

REVENUE	$—	$1,638,642	$276,520	$(59,124)	$1,856,038
COST OF SERVICES	—	757,916	119,730	(59,124)	818,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	185	740,416	59,700	—	800,301

OPERATING INCOME	(185)	140,310	97,090	—	237,215
OTHER INCOME (EXPENSE):
Interest Income	2,793	2,143	1,145	—	6,081
Interest Expense	(670)	(84,982)	(9,152)	—	(94,804)
Subsidiary Income	29,845	37,336	—	(67,181)	—
Other, net	58,261	(55,294)	(904)	—	2,063

	90,229	(100,797)	(8,911)	(67,181)	(86,660)
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	90,044	39,513	88,179	(67,181)	150,555
INCOME TAX EXPENSE	21,281	10,134	34,090	—	65,505
INCOME BEFORE MINORITY INTEREST	68,763	29,379	54,089	(67,181)	85,050
MINORITY INTEREST IN NET INCOME	—	—	16,287	—	16,287

NET INCOME	$68,763	$29,379	$37,802	$(67,181)	$68,763

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2005
				Eliminations and
	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated

REVENUE	$—	$1,357,123	$217,890	$(51,090)	$1,523,923
COST OF SERVICES	—	644,316	94,155	(51,090)	687,381
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	459	524,984	44,422	—	569,865

OPERATING INCOME	(459)	187,823	79,313	—	266,677
OTHER INCOME (EXPENSE):
Interest Income	841	181	477	—	1,499
Interest Expense	(708)	(10,129)	(4,521)	—	(15,358)
Subsidiary Income	113,771	34,175	—	(147,946)	—
Other, net	58,056	(58,832)	1,454	—	678

	171,960	(34,605)	(2,590)	(147,946)	(13,181)
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	171,501	153,218	76,723	(147,946)	253,496
INCOME TAX EXPENSE	21,152	39,684	26,900	—	87,736
INCOME BEFORE MINORITY INTEREST	150,349	113,534	49,823	(147,946)	165,760
MINORITY INTEREST IN NET INCOME	—	—	15,411	—	15,411

NET INCOME	$150,349	$113,534	$34,412	$(147,946)	$150,349

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2004
				Eliminations and
	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated

REVENUE	$—	$1,120,088	$114,094	$(16,799)	$1,217,383
COST OF SERVICES	—	512,593	46,185	(16,799)	541,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(117)	454,871	32,759	—	487,513

OPERATING INCOME	117	152,624	35,150	—	187,891
OTHER INCOME (EXPENSE):
Interest Income	421	474	—	—	895
Interest Expense	(1,896)	(4,987)	(2,498)	—	(9,381)
Subsidiary Income	51,410	20,173	—	(71,583)	—
Other, net	97,862	(95,784)	40	—	2,118

	147,797	(80,124)	(2,458)	(71,583)	(6,368)
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	147,914	72,500	32,692	(71,583)	181,523
INCOME TAX EXPENSE	34,743	21,096	9,923	—	65,762
INCOME BEFORE MINORITY INTEREST	113,171	51,404	22,769	(71,583)	115,761
MINORITY INTEREST IN NET INCOME	—	—	2,590	—	2,590

NET INCOME	$113,171	$51,404	$20,179	$(71,583)	$113,171

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

SUPPLEMENTAL CONDENSED BALANCE SHEET

		December 31, 2006
				Eliminations and
	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,610	$(13,358)	$25,680	$—	$214,932
Trust cash	—	7,104	—		7,104
Accounts receivable, net	—	262,723	22,364		285,087
Intercompany receivables	95,680	—	—	(95,680)	—
Portfolio receivables, current portion	—	—	64,651		64,651
Other current assets	16,875	33,848	3,659		54,382

Total current assets	315,165	290,317	116,354	(95,680)	626,156
Property and equipment, net	66,760	209,657	18,290		294,707
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—		85,006		85,006
INVESTMENT IN SUBSIDIARIES	1,794,851	30,116	—	(1,824,967)	—
GOODWILL	—	1,186,375	—		1,186,375
INTANGIBLES, net	—	194,996	416		195,412
OTHER ASSETS	128,695	18,230	1,275		148,200

TOTAL ASSETS	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,229	$31,434	$5,950	$—	$40,613
Intercompany payables	—	32,248	63,432	(95,680)	—
Accrued expenses	243,814	116,540	15,603		375,957
Current maturities of long term debt	21,000	—	—		21,000
Current maturities of portfolio notes payable	—	—	59,656		59,656
Income tax payable	39,636	(43,352)	4,076		360

Total current liabilities	307,679	136,870	148,717	(95,680)	497,586
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	27,590		27,590
LONG-TERM OBLIGATIONS, less current maturities	3,179,000	—	—		3,179,000
DEFERRED INCOME TAXES	25,035	(6,362)	(353)		18,320
OTHER LONG TERM LIABILITIES	17,655	4,949	4,355		26,959
MINORITY INTEREST	—	—	10,299		10,299
CLASS L COMMON STOCK	903,656	—	—		903,656
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,127,554)	1,794,234	30,733	(1,824,967)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

SUPPLEMENTAL CONDENSED BALANCE SHEET

		December 31, 2005
				Eliminations and
	Parent/	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,831	$(2,386)	$12,390	$—	$30,835
Trust cash	—	3,727	—		3,727
Accounts receivable, net	—	201,680	16,126		217,806
Intercompany receivables	18,097	—	—	(18,097)	—
Portfolio receivables, current portion	—	—	35,407		35,407
Other current assets	2,256	23,800	2,511		28,567

Total current assets	41,184	226,821	66,434	(18,097)	316,342
Property and equipment, net	39,844	177,259	17,768		234,871
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	59,043		59,043
INVESTMENT IN SUBSIDIARIES	1,191,290	53,981	—	(1,245,271)	—
GOODWILL	—	717,624	—		717,624
INTANGIBLES, net	—	139,726	621		140,347
OTHER ASSETS	24,431	4,272	1,732		30,435

TOTAL ASSETS	$1,296,749	$1,319,683	$145,598	$(1,263,368)	$1,498,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,230	$26,371	$5,769	$—	$37,370
Intercompany payables	—	1,655	16,442	(18,097)	—
Accrued expenses	30,188	92,615	9,379		132,182
Current maturities of portfolio notes payable	—	—	27,275		27,275
Income tax payable	13,519	(6,563)	2,512		9,468

Total current liabilities	48,937	114,078	61,377	(18,097)	206,295
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	13,245		13,245
LONG-TERM OBLIGATIONS, less current maturities	220,000	—	—		220,000
DEFERRED INCOME TAXES	28,116	12,098	(41)		40,173
OTHER LONG TERM LIABILITIES	27,828	2,366	1,578		31,772
MINORITY INTEREST	—	—	15,309		15,309
TOTAL STOCKHOLDERS’ EQUITY	971,868	1,191,141	54,130	(1,245,271)	971,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,296,749	$1,319,683	$145,598	$(1,263,368)	$1,498,662

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$151,417	$45,221	$196,638
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(538,817)	(104,873)	—	(643,690)
Purchase of portfolio receivables	—	—	(114,560)	(114,560)
Purchase of property and equipment	(32,556)	(72,098)	(9,241)	(113,895)
Collections applied to principal of portfolio receivables	—	—	59,353	59,353
Other	13	526	—	539

Net cash provided by (used in) investing activities	(571,360)	(176,445)	(64,448)	(812,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt and bonds	3,200,000	—	—	3,200,000
Consideration paid to shareholders in exchange for stock	(2,790,911)	—	—	(2,790,911)
Consideration paid to stock option holders in exchange for options	(119,638)	—	—	(119,638)
Proceeds from private equity sponsors	725,750	—	—	725,750
Net change in revolving credit facility	(220,000)	—	—	(220,000)
Debt issuance costs	(109,591)	—	—	(109,591)
Proceeds from stock options exercised	18,540	—	—	18,540
Excess tax benefits from stock options exercised	50,794	—	—	50,794
Proceeds from issuance of portfolio notes payable	—	—	97,871	97,871
Payments of portfolio notes payable	—	—	(51,144)	(51,144)
Payments of capital lease obligations	—	(6,313)	—	(6,313)
Other	4,485	—	—	4,485

Net cash (used in) provided by financing activities	759,429	(6,313)	46,727	799,843

Intercompany	(6,290)	20,369	(14,079)	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(131)	(131)
NET CHANGE IN CASH AND CASH EQUIVALENTS	181,779	(10,972)	13,290	184,097
CASH AND CASH EQUIVALENTS, Beginning of period	20,831	(2,386)	12,390	30,835

CASH AND CASH EQUIVALENTS, End of period	$202,610	$(13,358)	$25,680	$214,932

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$234,497	$41,817	$276,314
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(208,785)	(860)	(209,645)
Purchase of portfolio receivables	—	—	(75,302)	(75,302)
Purchase of property and equipment	(7,060)	(64,496)	(5,299)	(76,855)
Collections applied to principal of portfolio receivables	—	—	64,395	64,395
Other	253	—	—	253

Net cash provided by (used in) investing activities	(6,807)	(273,281)	(17,066)	(297,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(10,000)	—	—	(10,000)
Proceeds from stock options exercised	21,175	—	—	21,175
Proceeds from issuance of portfolio notes payable	—	—	66,765	66,765
Payments of portfolio notes payable	—	—	(54,743)	(54,743)

Net cash (used in) provided by financing activities	11,175	—	12,022	23,197

Intercompany	2,903	38,312	(41,215)	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	148	148
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,271	(472)	(4,294)	2,505
CASH AND CASH EQUIVALENTS, Beginning of period	13,560	(1,914)	16,684	28,330

CASH AND CASH EQUIVALENTS, End of period	$20,831	$(2,386)	$12,390	$30,835

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$199,116	$18,260	$217,376
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(159,954)	(33,931)	(193,885)
Purchase of portfolio receivables	—	—	(28,683)	(28,683)
Purchase of property and equipment	(2,179)	(51,195)	(6,512)	(59,886)
Collections applied to principal of portfolio receivables	—	—	19,713	19,713
Other	1,998	—	—	1,998

Net cash provided by (used in) investing activities	(181)	(211,149)	(49,413)	(260,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations	(192,000)	—	—	(192,000)
Net change in revolving credit facility	230,000	—	—	230,000
Debt issuance costs	(1,068)	—	—	(1,068)
Proceeds from stock options exercised	14,553	—	—	14,553
Proceeds from issuance of portfolio notes payable	—	—	25,316	25,316
Payments of portfolio notes payable	—	—	(28,534)	(28,534)
Net cash (used in) provided by financing activities	51,485	—	(3,218)	48,267

Intercompany	(36,802)	(8,753)	45,555	—

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(525)	(525)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,502	(20,786)	10,659	4,375
CASH AND CASH EQUIVALENTS, Beginning of period	(942)	18,872	6,025	23,955

CASH AND CASH EQUIVALENTS, End of period	$13,560	$(1,914)	$16,684	$28,330

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2006

			Additions —
		Reserves	Charged
	Balance	Obtained	(Credited)	Deductions —
	Beginning	with	to Cost and	Amounts	Balance
Description	of Year	Acquisitions	Expenses	Charged-Off	End of Year
	(Amounts in thousands)

December 31, 2006 — Allowance for doubtful accounts — Accounts receivable	$10,489	$230	$(583)	$1,593	$8,543

December 31, 2005 — Allowance for doubtful accounts — Accounts receivable	$10,022	$—	$2,803	$2,336	$10,489

December 31, 2004 — Allowance for doubtful accounts — Accounts receivable	$11,208	$1,107	$5,706	$7,999	$10,022

S-1

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Sequential
Exhibit		Page
Number	Description	Number

2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)	*
2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)	*
2.03	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC; BuyDebtCo LLC; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 9, 2004)	*
2.04	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 9, 2004)	*
2.05	Asset Purchase Agreement, dated as of May 9, 2005, among InterCall, Inc., Sprint Communications Company L.P. and Sprint Corporation, solely with respect to certain sections thereof (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 9, 2005)	*
2.06	Agreement and Plan Merger, dated January 29, 2006, by and among West Corporation, West International Corp. and Intrado Inc. (incorporated by reference to Exhibit 2.06 to Form 10-K filed February 24, 2006)	*
2.07	Agreement and Plan Merger, dated February 6, 2006, by and among Raindance Communications, Inc., West Corporation and Rockies Acquisition Corporation (incorporated by reference to Exhibit 2.07 to Form 10-K filed February 24, 2006)	*
3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated October 30, 2006)	*
3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)	*
10.01	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2006)	*
10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)	*
10.03	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.01 to Form 10-Q filed May 4, 2006)(1)	*
10.04	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended March 13, 2006 (incorporated by reference to Exhibit 10.07 to Form 10-Q filed May 4, 2006)(1)	*
10.05	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2006)	*

Sequential
Exhibit		Page
Number	Description	Number

10.06	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.4 to Form 10-Q filed on November 9, 2006)	*
10.07	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)	*
10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.02 to Form 10-Q filed May 4, 2006)(1)	*
10.09	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)	*
10.10	Employment Agreement between the Company and Mark V. Lavin dated July 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.05 to Form 10-Q filed May 4, 2006)(1)	*
10.11	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.09 to Form 10-Q filed May 4, 2006)(1)	*
10.12	Employment Agreement between the Company and Michael M. Sturgeon, dated January 1, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.11 to Form 10-Q filed May 4, 2006)(1)	*
10.13	Employment Agreement between the Company and Jon R. (Skip) Hanson, dated October 4, 1999, as amended March 13, 2006 (incorporated by reference to Exhibit 10.04 to Form 10-Q filed May 4, 2006)(1)	*
10.14	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2006)	*
10.15	Employment Agreement between the Company and Michael E. Mazour, dated January 9, 2004 as amended March 13, 2006 (incorporated by reference to Exhibit 10.06 to Form 10-Q filed May 4, 2006)(1)	*
10.16	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 9, 2006)	*
10.17	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Annex B to Schedule 14A filed April 10, 2003)(1)	*
10.18	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended March 13, 2006 (incorporated by reference to Exhibit 10.03 to Form 10-Q filed May 4, 2006)(1)	*
10.19	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)	*
10.20	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)	*

Sequential
Exhibit		Page
Number	Description	Number

10.21	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)	*
10.22	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)	*
10.23	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. . (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)	*
10.24	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)	*
10.25	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)	*
10.26	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)	*
10.27	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)	*
10.28	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006)(1)	*
10.29	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006)(1)	*
10.30	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006)(1)	*
10.31	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006)(1)	*
10.32	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on November 9, 2006)(1)	*
10.33	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2005(1)	**
10.34	Amendment One West Corporation Executive Retirement Savings Plan(1)	**
10.35	Amendment Two West Corporation Executive Retirement Savings Plan(1)	**
10.36	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 5, 2006)(1)	*
10.37	Senior Management Transaction Bonus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 5, 2006)(1)	*
10.38	Senior Management Retention Plan (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 5, 2006)(1)	*
10.39	Voting Agreement (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 5, 2006)	*
10.40	Employment Agreement between the Company and James F. Richards, dated March 13, 2006 (incorporated by reference to Exhibit 10.08 to Form 10-Q filed on May 4, 2006)(1)	*
10.41	Employment Agreement between the Company and Todd B. Strubbe, dated March 13, 2006 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on May 4, 2006)(1)	*
21.01	Subsidiaries	**
31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

Sequential
Exhibit		Page
Number	Description	Number

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Indicates that the page number for such item is not applicable.

**	Filed herewith

(1)	Indicates management contract or compensation plan or arrangement.