Form 10-Q
period 2007-03-31
WEST CORP
filed 2007-05-09
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 31, 2007, 85,938,284.7 shares of the registrant’s Class A common stock and 9,777,285.5875 shares of the registrant’s Class L common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 7 to the condensed consolidated interim financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting For Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in method of accounting for stock-based compensation expense in 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

May 7, 2007

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
REVENUE	$508,633	$424,738
COST OF SERVICES	218,985	197,291
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	193,063	156,058

OPERATING INCOME	96,585	71,389

OTHER INCOME (EXPENSE):
Interest income	3,261	339
Interest expense	(80,189)	(4,221)
Other, net	668	217

Other income (expense)	(76,260)	(3,665)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	20,325	67,724

INCOME TAX EXPENSE	7,408	24,084

INCOME BEFORE MINORITY INTEREST	12,917	43,640

MINORITY INTEREST IN NET INCOME	3,898	2,576

NET INCOME	$9,019	$41,064

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275,557	$214,932
Trust cash	9,737	7,104
Accounts receivable, net of allowance of $8,361 and $8,543	295,761	285,087
Portfolio receivables, current portion	64,164	64,651
Other current assets	47,170	54,382

Total current assets	692,389	626,156
PROPERTY AND EQUIPMENT:
Property and equipment	753,886	743,399
Accumulated depreciation and amortization	(464,425)	(448,692)

Total property and equipment, net	289,461	294,707
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	102,300	85,006
GOODWILL	1,280,737	1,186,375
INTANGIBLE ASSETS, net of accumulated amortization of $101,201 and $89,645	245,348	195,412
OTHER ASSETS	143,606	148,200

TOTAL ASSETS	$2,753,841	$2,535,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$42,509	$40,613
Accrued expenses	402,693	375,957
Current maturities of long term debt	22,650	21,000
Current maturities of portfolio notes payable	67,946	59,656
Income tax payable	—	360

Total current liabilities	535,798	497,586
PORTFOLIO NOTES PAYABLE, less current maturities	34,711	27,590
LONG TERM OBLIGATIONS, less current maturities	3,336,688	3,179,000
DEFERRED INCOME TAXES	23,709	18,320
OTHER LONG TERM LIABILITIES	32,570	26,959

Total liabilities	3,963,476	3,749,455
COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	10,019	10,299
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,777 SHARES ISSUED AND OUTSTANDING	931,150	903,656
STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 85,938 shares issued and outstanding	86	86
Additional paid-in capital	51,659	78,427
Retained deficit	(2,201,657)	(2,206,641)
Accumulated other comprehensive income (loss)	(892)	574

Total stockholders’ deficit	(2,150,804)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,753,841	$2,535,856

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,019	$41,064
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	25,058	20,756
Amortization	12,773	7,472
Deferred income tax expense (benefit)	6,690	(3,634)
Minority interest in earnings, net of distributions of $4,178 and $5,327	(280)	(2,561)
Provision for share based compensation	310	3,624
Debt amortization	3,751	214
Other	(437)	35
Changes in operating assets and liabilities
Accounts and notes receivable	(4,916)	(30,950)
Other assets	(7,620)	(12,542)
Accounts payable	629	29,286
Accrued expenses, other liabilities and income tax payable	36,951	5,427

Net cash flows from operating activities	81,928	58,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition costs, net of cash received of $6,180 and $0	(152,745)	—
Purchases of portfolio receivables, net	(36,857)	(19,901)
Collections applied to principal of portfolio receivable	20,050	17,628
Purchases of property and equipment	(21,265)	(21,959)
Other	876	13

Net cash flows from investing activities	(189,941)	(24,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	165,000	—
Proceeds from issuance of portfolio notes payable	31,520	16,916
Payments of portfolio notes payable	(16,109)	(11,468)
Principal payments on the senior secured term loan facility	(5,663)	—
Net change in revolving credit facility	—	(59,000)
Proceeds from stock options exercised	—	9,813
Excess tax benefits from stock options exercised	—	5,473
Debt issuance costs	(1,350)	(1,292)
Other	(4,781)	—

Net cash flows from financing activities	168,617	(39,558)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	21	48
NET CHANGE IN CASH AND CASH EQUIVALENTS	60,625	(5,538)
CASH AND CASH EQUIVALENTS, Beginning of period	214,932	30,835

CASH AND CASH EQUIVALENTS, End of period	$275,557	$25,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23,456	$5,739

Cash paid (received) during the period for income taxes	$(6,730)	$8,169

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF CONSOLIDATION AND PRESENTATION

Business Description - West Corporation (the “Company” or “West”) provides business process outsourcing services focused on helping our clients communicate more effectively with their clients. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

•	Communication Services, including dedicated agent, shared agent, automated and business-to-business services, emergency communication systems and services and notification services;

•	Conferencing Services, including reservationless, operator-assisted, web and video conferencing services; and

•	Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections and commercial collections.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice-related transactions.

Our Communication Services segment provides our clients with a broad portfolio of voice-related services through the following offerings: dedicated agent, shared agent, business services, automated services, emergency communications infrastructure systems and services and notification services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers in the United States, Canada, Jamaica and the Philippines. We also support the United States 9-1-1 network and deliver solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.

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

Recapitalization - On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing West Corporation. Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. The recapitalization has been accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities have been

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

maintained. The net recapitalization amount was first applied against additional paid-in capital in excess of par value until that was exhausted and the remainder was applied against the accumulated deficit.

We financed the recapitalization with equity contributions from the Sponsors, and the rollover of a portion of the equity interests in the Company held by Gary and Mary West, the founders of the registrant (“the Founders”), and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016.

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2007 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue recognition - The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients or on a success rate or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Our emergency communications services revenue is generated primarily from monthly fees which are recognized in the month services are performed. Notification services revenue is recognized in the month services are performed.

The Conferencing Services segment revenue is recognized when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

The Receivables Management segment recognizes revenue for contingent/third-party collection services and government collection services in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First-party collection services on pre-charged off receivables are recognized on an hourly rate basis.

We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. We follow American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense are established in the current period for the amount required to maintain the internal rate of return, or

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

“IRR”, expectations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During the three months ended March 31, 2007, no impairment allowances were required. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

Common Stock – As a result of the recapitalization, our publicly traded securities were cancelled. Cash investors (i.e., the Sponsors, the Founders and certain members of management, acquired a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share) in exchange for cash or in respect of converted shares. Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At March 31, 2007, the 12% priority return preference has been accreted and included in the Class L share balance.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company determined that the conversion feature in the Class L shares is in-the-money at the date of issuance and therefore represents a beneficial conversion feature. Under EITF 98-5, $12.2 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Class L shares was allocated to additional paid-in capital, consistent with the classification of the Class A shares, creating a discount on the Class L shares. Because the Class L shares have no stated redemption date and the beneficial conversion feature is not considered to be contingent under EITF 98-5, but can be realized immediately, the discount resulting from the allocation of value to the beneficial conversion feature is required to be recognized immediately as a return to the Class L stockholders analogous to a dividend. As no retained earnings are available to pay this dividend at the date of issuance, the dividend is charged against additional paid-in capital resulting in no net impact.

Cash and Cash Equivalents -We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust Cash - Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients.

Stock Based Compensation - Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective-transition method.

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

In October 2006, our board of directors approved the 2006 Executive Incentive Plan (“EIP”). The EIP was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company and are accounted for in accordance with SFAS 123R.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, SFAS 157 will have on our financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 159 may have on our financial statements.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	ACQUISITIONS

CenterPost

On February 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of CenterPost Communications, Inc. ( “CenterPost”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007 (the “Merger Agreement”), by and among West Corporation, Platinum Acquisition Corp., a wholly owned subsidiary of West Corporation, and CenterPost Communications, Inc. The purchase price, net of cash received of $1.0 million and transaction costs, was approximately $22.3 million in cash. We funded the acquisition with cash on hand. The results of CenterPost’s operations have been included in our consolidated financial statements in the Communications Services segment since February 1, 2007.

CenterPost is a provider of enterprise multi-channel solutions for automating communications between companies and their customers via voice, email, fax, wireless text and instant messaging. CenterPost’s solutions are designed to help companies acquire, care for, grow and retain customers by enabling frequent and relevant customer contact at a price-point that is superior to traditional methods. CenterPost provides services to some of the nation’s largest companies in industries such as Travel & Transportation, Banking & Financial Services, Health Sciences and Property & Casualty Insurance.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 1, 2007. We are in the process of obtaining the assistance of a third party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands) February 1, 2007
Cash	$1,019
Other current assets	1,001
Property and equipment	464
Intangible assets	11,500
Goodwill	11,551

Total assets acquired	25,535

Current liabilities	2,233

Total liabilities assumed	2,233

Net assets acquired	$23,302

Televox

On March 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of Televox Software, Incorporated (“Televox”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007 (the “Merger Agreement”), by and among West Corporation, Ringer Acquisition Corp., a wholly owned subsidiary of West Corporation, and Televox. The purchase price, net of cash received of $5.2 million and transaction costs, was approximately $128.8 million in cash. We funded the acquisition with cash on hand and the proceeds from the amended senior secured term loan facility. The results of Televox’s operations have been included in our consolidated financial statements in the Communications Services segment since March 1, 2007.

TeleVox is a provider of communication and automated messaging services to the healthcare industry. TeleVox offers customer communication products, including message delivery, inbound inquiry, website design and hosting and secure online communication portals. TeleVox helps its customers communicate with their patients.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at March 1, 2007. We are in the process of obtaining the assistance of a third party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands)
March 1, 2007
Cash	$5,161
Other current assets	6,041
Property and equipment	1,012
Other long term assets	5,053
Intangible assets	50,000
Goodwill	82,707

Total assets acquired	149,974

Current liabilities	15,758
Capital lease obligations	131
Other long term liabilities	119

Total liabilities assumed	16,008

Net assets acquired	$133,966

Pro forma

Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three months ended March 31, 2007 and 2006 would have been, in thousands, as follows:

	Three months ended
	March 31, 2007	March 31, 2006
Revenue	$515,061	$491,647
Net Income	$8,083	$33,269

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment in thousands for the three months ended March 31, 2007:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at December 31, 2006	$498,630	$551,873	$135,872	$1,186,375
Acquisitions of CenterPost and Televox	94,258	—	—	94,258
Purchase accounting adjustments	215	(111)	—	104

Balance at March 31, 2007	$593,103	$551,762	$135,872	$1,280,737

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of CenterPost included its position in a growing market and margin expansion opportunities due to additional scale. Further, CenterPost complements the existing offerings of our Communications Services segment, providing cross-selling opportunities.

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Televox include its position in a large and growing market and margin expansion opportunities due to additional scale.

We are in the process of obtaining the assistance of a third party to assist us with the valuation of certain intangible assets. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We expect to finalize the CenterPost and Televox appraisals in the fourth quarter of 2007. Goodwill recognized in these transactions is currently estimated at $94.3 million and is not deductible for tax purposes.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of March 31, 2007			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$270,006	$(85,246)	$184,760	7.1
Trade names	23,910	—	23,910	Indefinite
Technology	19,570	(2,064)	17,506	3.4
Patents	14,963	(6,089)	8,874	17.0
Trade names	9,251	(2,765)	6,486	4.2
Other intangible assets	8,849	(5,037)	3,812	5.2

Total	$346,549	$(101,201)	$245,348

	As of December 31, 2006			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$226,506	$(75,807)	$150,699	7.1
Trade names	23,910	—	23,910	Indefinite
Technology	4,570	(1,170)	3,400	4.9
Patents	14,963	(5,869)	9,094	17.0
Trade names	6,251	(2,421)	3,830	3.7
Other intangible assets	8,857	(4,378)	4,479	5.2

Total	$285,057	$(89,645)	$195,412

Amortization expense for finite-lived intangible assets was $11.6 million and $7.2 million for the three months ended March 31, 2007 and 2006, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2007 and the next five years is as follows:

2007	$51.0 million

2008	$44.6 million

2009	$40.8 million

2010	$27.0 million

2011	$17.8 million

2012	$16.4 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the three and twelve months ended March 31, 2007 and December 31, 2006, respectively, in thousands, were as follows:

Balance at January 1, 2006	$94,450
Cash purchases	18,242
Non recourse borrowing purchases	97,871
Recoveries	(169,809)
Proceeds from portfolio sales, net of putbacks	(29,527)
Revenue recognized	139,983
Purchase putbacks	(1,553)

Balance at December 31, 2006	$149,657
Less: current portion	(64,651)

Portfolio receivables, net of current portion	$85,006

Balance at January 1, 2007	$149,657
Cash purchases	5,674
Non recourse borrowing purchases	31,520
Recoveries	(49,673)
Proceeds from portfolio sales, net of putbacks	(6,792)
Revenue recognized	36,415
Purchase putbacks	(337)

Balance at March 31, 2007	$166,464
Less: current portion	(64,164)

Portfolio receivables, net of current portion	$102,300

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses in thousands consisted of the following as of:

	March 31, 2007	December 31, 2006
Stock purchase obligations	$170,625	$170,625
Interest payable	75,267	22,735
Accrued wages	43,433	60,282
Accrued phone	21,110	17,891
Deferred revenue	19,508	19,763
Accrued other taxes (non-income related)	17,101	9,223
Acquisition earnout commitments	10,850	10,850
Accrued employee benefit costs	10,669	23,075
Customer deposits	4,260	3,149
Other current liabilities	29,870	38,364

	$402,693	$375,957

Stock purchase obligations related to the recapitalization remain outstanding at March 31, 2007. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report for information regarding this obligation.

6.	LONG-TERM OBLIGATIONS

On February 14, 2007 we amended the senior secured term loan facility. The general terms of the amendment were a repricing, an expansion of the facility by $165.0 million and a soft call option. The repricing calls for a pricing grid based on our debt rating from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at 1.375%. After the expansion of the senior secured term loan facility, the aggregate facility is $2.259 billion. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that prior to February 14, 2008, we transact another repricing amendment at a lower interest rate.

On March 30, 2007 we filed with the Securities and Exchange Commission a Form S-4 Registration Statement to exchange, our 9.5% Senior Notes due October 15, 2014 (the “exchange senior notes”) and our 11% Senior Subordinated Notes due October 15, 2016 (the “exchange senior subordinated notes” and, collectively with the exchange senior notes, the “exchange notes”), for all of our outstanding 9.5% Senior Notes due October 15, 2014 (the “outstanding senior notes”) and all of our outstanding 11% Senior Subordinated Notes due October 15, 2016 (the “outstanding senior subordinated notes” and, collectively with the outstanding senior notes, the “outstanding notes” and, collectively with the exchange notes, the “notes”), respectively. The terms of the exchange notes are identical to the terms of the outstanding notes except that the exchange notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore, are freely transferable. We will pay interest on the notes on April 15 and October 15 of each year. The outstanding senior notes and the exchange senior notes (collectively, the “senior notes”) will mature on October 15, 2014, and the outstanding senior subordinated notes and the exchange senior subordinated notes (collectively, the “senior subordinated notes”) will mature on October 15, 2016.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The principal features of the exchange offers are as follows:

•

We have exchanged all outstanding notes that are validly tendered and not validly withdrawn prior to the expiration of the exchange offers for an equal principal amount of the applicable exchange notes that are freely tradable.

•	The exchange of outstanding notes for exchange notes pursuant to the exchange offers were not a taxable event for United States federal income tax purposes.

•	We have not receive any proceeds from the exchange offers.

Interest Rate Protection

In October 2006 we entered into a three-year interest rate swap to hedge the cash flows from our variable rate debt, which effectively converted the hedged portion to fixed rate debt. The initial and ongoing assessments of hedge effectiveness are performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. These agreements hedge notional amounts of $800.0 million, $680.0 million and $600.0 million for the years ending October 23, 2007, 2008 and 2009, respectively, of our $2.259 billion outstanding senior secured term loan facility. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income until earnings are affected by the hedged item. At March 31, 2007, our gross fair value liability position was approximately $2.0 million. We experienced no ineffectiveness during the three months ended March 31, 2007.

The following chart summarizes interest rate hedge transactions effective during 2007 and 2006 (dollars in thousands):

Accounting Method	Effective Dates	Nominal Amount	Fixed Interest Rate	Status
Change in variable cash flow	10/24/06-10/24/07	$800,000	5.0% -5.005%	Outstanding
Change in variable cash flow	10/24/07-10/24/08	$680,000	5.0% - 5.005%	Outstanding
Change in variable cash flow	10/24/08-10/24/09	$600,000	5.0% - 5.005%	Outstanding

7.	INCOME TAXES

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. After the adoption of FIN 48, we have total liabilities for unrecognized tax benefits of $14.0 million, of this amount, $4.0 million was recorded as a decrease to beginning retained deficit for the cumulative effect of adopting FIN 48. The remaining $10.0 million had been previously accrued under FASB Statement No. 5, Accounting for Contingencies or FASB Statement No. 109, Accounting for Income Taxes. The entire $14.0 million is classified as a non-current liability in the condensed consolidated balance sheet.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in the liability for income tax payable at January 1, 2007 were approximately $14.0 million of tax positions that, if recognized, would affect the effective tax rate. We do not currently anticipate significant changes to the amount of unrecognized tax benefits over the next year.

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, we accrued approximately $4.3 million for the payment of tax-related interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All federal income tax returns are closed for years prior to 2003.

8.	STOCK-BASED COMPENSATION

The 2006 Executive Incentive Plan (“EIP”) was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company. The administrator subject to approval by the board will select participants from among those key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the administrator, are in a position to make a significant contribution to the success of the Company and its affiliates. A maximum of 359,986 Equity Strips (each comprised of eight (8) shares of Class A Common and one (1) share of Class L Common), in each case pursuant to rollover options, are authorized to be delivered in satisfaction of rollover option awards under the EIP. In addition, an aggregate maximum of 11,276,291 shares of Class A Common may be delivered in satisfaction of other awards under the EIP.

In general, stock options granted under the EIP become exercisable over a period of five years, with 20% of the stock option becoming vested and exercisable at the end of each year. Once an option has vested, it generally remains exercisable until the tenth anniversary of the date of grant. In the case of a normal termination, the awards will remain exercisable for the shorter of (i) the one-year period ending with the first anniversary of the participant’s normal termination or (ii) the period ending on the latest date on which such award could have been exercised.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity under the EIP for the three months ended March 31, 2007 is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007	520,347	2,555,000	$1.64
Granted	—	—	—
Canceled	25,000	(25,000)	1.64
Exercised	—	—	—

Balance at March 31, 2007	545,347	2,530,000	$1.64

At March 31, 2007, we expect 2,197,300 of these options will vest. There is no intrinsic value of options expected to vest at March 31, 2007.

Executive Management Rollover Options:
Balance at January 1, 2007	17	3,239,721	$33.47
Canceled	—	—	—
Exercised	—	—	—

Balance at March 31, 2007	17	3,239,721	$33.47

The rollover options are fully vested.

The following table summarizes the information on the options granted under the EIP:

Outstanding				Exercisable
Exercise Price	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.64	2,530,000	9.67	$1.64	—	$1.64

The following table summarizes the information on the rollover options granted under the EIP in 2006 and outstanding at March 31, 2007:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 33.00	2,877,309	5.7	$33.00	2,877,309	$33.00
$ 34.01	79,380	5.8	$34.01	79,380	$34.01
$ 38.15	283,032	5.7	$38.15	283,032	$38.15

$33.00 - $38.15	3,239,721	5.7	$33.47	3,239,721	$33.47

The aggregate intrinsic value of these options at March 31, 2007 was approximately $24.0 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We account for the stock option grants under the EIP in accordance with SFAS 123R. The fair value of options granted under the EIP was $1.15 per option. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average four year historical stock price volatility for six companies that were used in applying the market approach to value the Company for the recapitalization. The expected life of four years for the options granted was derived based on management’s view of the likelihood of a change-of-control event occurring in that time frame. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Risk-free interest rate	4.65%
Dividend yield	0.0%
Expected volatility	98.0%
Expected life (years)	4.0

At March 31, 2007 there was approximately $2.4 million of unrecorded and unrecognized compensation cost related to unvested share based compensation under the EIP. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

Restricted Stock

Grants of restricted stock under the EIP are in three tranches: 33.33% of the shares in Tranche 1, 22.22% of the shares in Tranche 2 and 44.45% of the shares in Tranche 3. Restricted stock acquired under the EIP vests during the grantee’s employment by the Company or its subsidiaries in accordance with the provisions of the EIP, as follows:

The Tranche 1 shares will vest over a period of five years, with 20% of the restricted stock grant vesting at the end of each annual anniversary of the grant. Notwithstanding the above, 100% of a grantee’s outstanding and unvested Tranche 1 shares shall vest immediately upon a change of control.

The vesting schedule for Tranche 2 and Tranche 3 shares is subject to the total return of the Investors and the Investor IRR (“internal rate of return”) as of an exit event, subject to the following terms and conditions: Tranche 2 shares shall become 100% vested upon an exit event if, after giving effect to any vesting of the Tranche 2 shares on an exit event, Investors’ total return is greater than 200% and the Investor IRR exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on an exit event, Investors’ total return is more than 200% and the Investor IRR exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the Investors’ total return exceeds 200%, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date as those conditions are restrictions that stem from the forfeitability of instruments to which employees have not yet earned the right. Paragraph A64 of FAS 123R requires that if the vesting of an award is based on satisfying both a service and performance condition, the company must initially determine which outcomes are probable of achievement and recognize the compensation cost over the longer of the explicit or implicit service period. Since an exit event is currently not considered probable nor is the meeting the performance objectives, no compensation costs will be recognized on Tranches 2 or 3 until those events become probable. The unrecognized compensation costs of Tranches 2 and 3 in the aggregate total $7.4 million.

Restricted stock activity under the EIP for the three months ended March 31, 2007 is set forth below:

	Restricted Stock Available for Grant	Restricted Stock Outstanding
		Number of Shares	Fair Value
Balance at January 1, 2007	480,925	7,720,000	$1.43
Granted	—	—	—
Canceled	—	—	$—

Balance at March 31, 2007	480,925	7,720,000	$1.43

The following table summarizes the information on the restricted stock granted in 2006 under the EIP at March 31, 2007:

Outstanding
Fair Value	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Grant Date Fair Value
$ 1.43	7,720,000	9.67	$1.43

We account for the restricted stock grants in accordance with SFAS 123R. The fair value of the restricted stock granted under the EIP was $1.43. We have estimated the fair value of 2006 EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the 2006 EIP option awards. A 13% discount was applied to the fair value determined using the Black-Scholes pricing model. This discount was determined through reference to the trading multiples of public guideline companies to recognize the lack of marketability and liquidity in our common stock.

At March 31, 2007 there was approximately $3.4 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended March 31,
	2007	2006
Stock options	$126	$3,495
Restricted stock	184	101
Employee stock purchase plan	—	28

	$310	$3,624

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The net income effect of stock-based compensation expense for the three months ended March 31, 2007 and 2006 was approximately $0.2 million and $2.3 million, respectively.

9.	COMPREHENSIVE INCOME

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

	Three months ended March 31,
	2007	2006
	Amounts in thousands
Net Income	$9,019	$41,064
Currency translation adjustment	48	(349)
Unrealized loss on cash flow hedge	(1,514)	—

Total comprehensive income	$7,553	$40,715

10.	BUSINESS SEGMENTS

We operate in three segments: Communication Services, Conferencing Services and Receivables Management. These segments are consistent with our management of the business and operating focus.

The Communication Services segment is composed of dedicated agent, shared agent, automated, business-to-business services, emergency infrastructure systems and services and notification services. The Conferencing Services segment is composed of audio, web and video conferencing services. The Receivables Management segment is composed of debt purchasing and collections, contingent/third-party collections, government collections, first-party collections and commercial collections.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2007	2006
	Amounts in thousands
Revenue:
Communication Services	$272,667	$229,429
Conferencing Services	176,166	136,864
Receivables Management	61,123	60,156
Intersegment eliminations	(1,323)	(1,711)

Total	$508,633	$424,738

Operating Income:
Communication Services	$36,298	$29,125
Conferencing Services	46,698	31,037
Receivables Management	13,589	11,227

Total	$96,585	$71,389

Depreciation and Amortization
(Included in Operating Income)
Communication Services	$20,112	$14,010
Conferencing Services	15,202	12,273
Receivables Management	2,517	2,159

Total	$37,831	$28,442

Capital Expenditures:
Communication Services	$11,920	$7,086
Conferencing Services	6,088	10,452
Receivables Management	1,358	2,668
Corporate	1,899	1,753

Total	$21,265	$21,959

	As of March 31, 2007	As of December 31, 2006
	Amounts in thousands
Assets:
Communication Services	$1,098,805	$933,716
Conferencing Services	849,417	835,399
Receivables Management	362,240	355,555
Corporate	443,379	411,186

Total	$2,753,841	$2,535,856

There are no material revenues or assets outside the United States.

For the three months ended March 31, 2007 and 2006, our largest 100 clients represented 62% and 64% of our total revenue, respectively. On December 29, 2006 the Federal Communications Commission approved the merger of AT&T, Cingular, SBC and Bell South. The aggregate revenue as a percentage of our total revenue from these entities in the three months ended March 31, 2007 and 2006 were approximately 15% and 16% of our total revenue, respectively.

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

On December 1, 2006, the trial court permitted Berryman and Blankenship to join the action pursuant to a second amended complaint which contained the same claims as Sanford’s original complaint. West Corporation and WTC filed a demurrer to the second amended complaint. The Court overruled that demurrer, with one exception, on December 4, 2006. On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court's class certification Order. That pleading is pending in the appellate court. Discovery in the Superior Court is ongoing. The Superior Court has indicated that it will schedule a trial in or around March 2008.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California as described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. On February 9, 2007, the Ninth Circuit heard oral argument on the appeal. On April 16, 2007 the Ninth Circuit affirmed the district court’s dismissal of the claims against West Corporation but vacated the order compelling arbitration with MWI and remanded the case to the district court. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state trial court certified a class of Ohio residents. West and WTC filed a notice of appeal from that decision, and plaintiffs cross-appealed. The appeal was briefed and was then argued on February 26, 2007. On April 12, 2007, the Court of Appeal affirmed in part and reversed in part the trial court's Order. The Court of Appeal ordered certification of a class of: "All residents of Ohio who, from September 1, 1998 through July 2, 2001 (a) called a toll-free number, marketed by West and MWI, to purchase any Tae-Bo product, (b) purchased a Tae-Bo product; (c) subsequently were enrolled in an MWI membership program; and (d) were charged for the MWI membership on their credit/debit card. Not included in the class are defendants, and their officers, directors, employees, agents, and/or affiliates." West and WTC intend to seek review of this ruling by the Ohio Supreme Court. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Polygon Appraisal. On October 19, 2006, Polygon Global Opportunity Master Fund (“Polygon”) notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company’s common stock outstanding prior to the recapitalization. On February 9, 2007, Polygon filed a petition for appraisal in the Court of Chancery of the State of Delaware, New Castle County, seeking to have the Court determine the fair value of its shares and a monetary award of the fair value, along with interest and attorney’s fees and costs. Included in our accrued expenses at March 31, 2007, is a stock purchase obligation for approximately $170.6 million for this stock purchase obligation. We do not believe that any difference between this accrual and the final settlement will have a material effect on our financial position, results of operations, or cash flows.

12.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

In connection with the issuance of the senior notes and senior subordinated notes, West Corporation and our U.S. based wholly owned subsidiaries guaranteed the payment of principal, premium and interest. Presented below is consolidated financial information for West Corporation and our subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended March 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$445,976	$79,272	$(16,615)	$508,633
COST OF SERVICES	—	199,320	36,280	(16,615)	218,985
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(103)	176,028	17,138	—	193,063

OPERATING INCOME	103	70,628	25,854	—	96,585

OTHER INCOME (EXPENSE):
Interest Income	3,018	(47)	290	—	3,261
Interest Expense	(42,544)	(33,932)	(3,713)	—	(80,189)
Subsidiary Income	21,719	11,167	—	(32,886)	—
Other, net	14,726	(14,511)	453	—	668

	(3,081)	(37,323)	(2,970)	(32,886)	(76,260)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(2,978)	33,305	22,884	(32,886)	20,325

INCOME TAX EXPENSE	(11,997)	11,776	7,629	—	7,408

INCOME BEFORE MINORITY INTEREST	9,019	21,529	15,255	(32,886)	12,917

MINORITY INTEREST IN NET INCOME	—	—	3,898	—	3,898

NET INCOME	$9,019	$21,529	$11,357	$(32,886)	$9,019

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended March 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$375,587	$63,970	$(14,819)	$424,738
COST OF SERVICES	—	183,811	28,299	(14,819)	197,291
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,075)	143,108	14,025	—	156,058

OPERATING INCOME	1,075	48,668	21,646	—	71,389

OTHER INCOME (EXPENSE):
Interest Income	85	(37)	291	—	339
Interest Expense	(338)	(2,177)	(1,706)	—	(4,221)
Subsidiary Income	29,986	10,950	—	(40,936)	—
Other, net	16,173	(15,623)	(333)	—	217

	45,906	(6,887)	(1,748)	(40,936)	(3,665)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	46,981	41,781	19,898	(40,936)	67,724

INCOME TAX EXPENSE	5,917	11,883	6,284	—	24,084

INCOME BEFORE MINORITY INTEREST	41,064	29,898	13,614	(40,936)	43,640

MINORITY INTEREST IN NET INCOME	—	—	2,576	—	2,576

NET INCOME	$41,064	$29,898	$11,038	$(40,936)	$41,064

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		March 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$252,652	$(8,508)	$31,413	$—	$275,557
Trust cash	—	9,737	—	—	9,737
Accounts receivable, net	—	269,836	25,925	—	295,761
Intercompany receivables	—	1,808,336	—	(1,808,336)	—
Portfolio receivables, current portion	—	—	64,164	—	64,164
Other current assets	4,476	38,461	4,233	—	47,170

Total current assets	257,128	2,117,862	125,735	(1,808,336)	692,389
Property and equipment, net	70,522	201,138	17,801	—	289,461
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	102,300	—	102,300
INVESTMENT IN SUBSIDIARIES	1,974,878	37,878	—	(2,012,756)	—
GOODWILL	—	1,280,737	—	—	1,280,737
INTANGIBLES, net	—	245,023	325	—	245,348
OTHER ASSETS	122,830	19,557	1,219	—	143,606

TOTAL ASSETS	$2,425,358	$3,902,195	$247,380	$(3,821,092)	$2,753,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,692	$25,727	$6,090	$—	$42,509
Intercompany payables	1,742,178	—	66,158	(1,808,336)	—
Accrued expenses	279,079	106,917	16,697	—	402,693
Current maturities of long term debt	4,305	18,345	—	—	22,650
Current maturities of portfolio notes payable	—	—	67,946	—	67,946
Income tax payable	30,315	(35,610)	5,295	—	—

Total current liabilities	2,066,569	115,379	162,186	(1,808,336)	535,798
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	34,711	—	34,711
LONG - TERM OBLIGATIONS, less current maturities	1,525,119	1,811,569	—	—	3,336,688
DEFERRED INCOME TAXES	29,494	(5,703)	(82)	—	23,709
OTHER LONG TERM LIABILITIES	23,830	6,878	1,862	—	32,570
MINORITY INTEREST	—	—	10,019	—	10,019
CLASS L COMMON STOCK	931,150	—	—	—	931,150
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,150,804)	1,974,072	38,684	(2,012,756)	(2,150,804)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,425,358	$3,902,195	$247,380	$(3,821,092)	$2,753,841

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,610	$(13,358)	$25,680	$—	$214,932
Trust cash	—	7,104	—	—	7,104
Accounts receivable, net	—	262,723	22,364	—	285,087
Intercompany receivables	95,680	—	—	(95,680)	—
Portfolio receivables, current portion	—	—	64,651	—	64,651
Other current assets	16,875	33,848	3,659	—	54,382

Total current assets	315,165	290,317	116,354	(95,680)	626,156
Property and equipment, net	66,760	209,657	18,290	—	294,707
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	85,006	—	85,006
INVESTMENT IN SUBSIDIARIES	1,794,851	30,116	—	(1,824,967)	—
GOODWILL	—	1,186,375	—	—	1,186,375
INTANGIBLES, net	—	194,996	416	—	195,412
OTHER ASSETS	128,695	18,230	1,275	—	148,200

TOTAL ASSETS	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,229	$31,434	$5,950	$—	$40,613
Intercompany payables	—	32,248	63,432	(95,680)	—
Accrued expenses	243,814	116,540	15,603	—	375,957
Current maturities of long term debt	21,000	—	—	—	21,000
Current maturities of portfolio notes payable	—	—	59,656	—	59,656
Income tax payable	39,636	(43,352)	4,076	—	360

Total current liabilities	307,679	136,870	148,717	(95,680)	497,586
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	27,590	—	27,590
LONG - TERM OBLIGATIONS, less current maturities	3,179,000	—	—	—	3,179,000
DEFERRED INCOME TAXES	25,035	(6,362)	(353)	—	18,320
OTHER LONG TERM LIABILITIES	17,655	4,949	4,355	—	26,959
MINORITY INTEREST	—	—	10,299	—	10,299
CLASS L COMMON STOCK	903,656	—	—	—	903,656
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,127,554)	1,794,234	30,733	(1,824,967)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$74,635	$7,293	$81,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(152,745)	—	(152,745)
Purchase of portfolio receivables	—	—	(36,857)	(36,857)
Purchase of property and equipment	(1,899)	(17,238)	(2,128)	(21,265)
Collections applied to principal of portfolio receivables	—	—	20,050	20,050
Other	—	876	—	876

Net cash provided by (used in) investing activities	(1,899)	(169,107)	(18,935)	(189,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	144,000	21,000	—	165,000
Principal payments on the senior secured term loan facility	(1,076)	(4,587)	—	(5,663)
Debt issuance costs	(1,350)	—	—	(1,350)
Proceeds from issuance of portfolio notes payable	—	—	31,520	31,520
Payments of portfolio notes payable	—	—	(16,109)	(16,109)
Other	(4,772)	(9)	—	(4,781)

Net cash (used in) provided by financing activities	136,802	16,404	15,411	168,617

Intercompany	(84,861)	82,918	1,943	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	21	21

NET CHANGE IN CASH AND CASH EQUIVALENTS	50,042	4,850	5,733	60,625
CASH AND CASH EQUIVALENTS, Beginning of period	202,610	(13,358)	25,680	214,932

CASH AND CASH EQUIVALENTS, End of period	$252,652	$(8,508)	$31,413	$275,557

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$48,498	$9,693	$58,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	—	—	—
Purchase of portfolio receivables	—	—	(19,901)	(19,901)
Purchase of property and equipment	(1,753)	(17,717)	(2,489)	(21,959)
Collections applied to principal of portfolio receivables	—	—	17,628	17,628
Other	—	13	—	13

Net cash provided by (used in) investing activities	(1,753)	(17,704)	(4,762)	(24,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of portfolio notes payable	—	—	16,916	16,916
Payments of portfolio notes payable	—	—	(11,468)	(11,468)
Net change in revolving credit facility	(59,000)	—	—	(59,000)
Proceeds from stock options exercised	9,813	—	—	9,813
Excess tax benefits from stock options exercised	5,473	—	—	5,473
Debt issuance costs	(1,292)	—	—	(1,292)

Net cash (used in) provided by financing activities	(45,006)	—	5,448	(39,558)

Intercompany	53,192	(40,858)	(12,334)	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	48	48

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,433	(10,064)	(1,907)	(5,538)
CASH AND CASH EQUIVALENTS, Beginning of period	20,831	(2,386)	12,390	30,835

CASH AND CASH EQUIVALENTS, End of period	$27,264	$(12,450)	$10,483	$25,297

13.	SUBSEQUENT EVENTS

Subsequent to March 31, 2007, we announced that we had entered into a definitive agreement to acquire a privately held company, Omnium Worldwide, Inc., (“Omnium”) a provider of revenue cycle management solutions to insurance, financial services, communications and healthcare industries. Omnium is a provider of overpayment identification and claims subrogation to the insurance industry and also has expertise in identifying and processing probate claims on behalf of credit grantors. The total purchase price, before transaction expenses and working capital adjustments, is approximately $150.0 million and is expected to be funded with approximately $135.0 million of proceeds from our senior secured revolving credit facility, approximately $11.6 million in Company equity, approximately $2.6 million in certain assumed liabilities and $0.8 million of cash on hand. For operating and reporting purposes, Omnium will be included in our Receivables Management segment. The transaction closed May 4, 2007.

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

Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

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

Business Overview

We provide business process outsourcing services focused on helping our clients communicate more effectively with their clients. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

•	Communication Services, including dedicated agent, shared agent, automated and business-to-business services, emergency communication systems and services and notification services;

•	Conferencing Services, including reservationless, operator-assisted, web and video conferencing services; and

•	Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections and commercial collections.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice-related transactions.

Overview for the Three Months Ended March 31, 2007

The following overview highlights the areas we believe are important in understanding our results of operations for the three months ended March 31, 2007. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•

On February 1, 2007, we completed our acquisition of all of the outstanding shares of CenterPost Communications, Inc. (“CenterPost”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Platinum Acqusition Corp., a wholly owned subsidiary of West Corporation, and CenterPost Communications, Inc. The purchase price, net of cash received of $1.0 million and estimated transaction costs, were approximately $22.3 million in cash. We funded the acquisition with cash on hand.

•

On March 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of Televox Software, Incorporated (“Televox”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Ringer Acquisition Corp., a wholly owned subsidiary of West Corporation, and Televox. The purchase price, net of cash received of $5.2 million and estimated transaction costs, were approximately $128.8 million in cash. We funded the acquisition with cash on hand and the proceeds from the amended senior secured term loan facility.

•

Consolidated revenues increased 19.8% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was derived from organic growth and the acquisitions of Intrado, Inc. (“Intrado”), Raindance Communications, Inc. (“Raindance”), InPulse Response Group, Inc. (“InPulse”), CenterPost and Televox.

•

Operating income increased 35.3% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was attributable to increases in operating income relating to organic growth as well as the acquisitions of Intrado, Raindance, InPulse, CenterPost and Televox.

•

We amended our senior secured term loan facility on February 14, 2007. The general terms of the refinancing were a repricing, an expansion of the facility by $165.0 million and a soft call option. The repricing calls for a pricing grid based on our debt rating from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at 1.375%. After the expansion of the senior secured term loan facility the aggregate facility is $2.259 billion.

•

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. In accordance with FIN 48 we recorded a $4.0 million tax liability and a corresponding charge to retained deficit.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenue: For the three months ended March 31, 2007, revenue increased approximately $83.9 million, or 19.8%, to $508.6 million from $424.7 million for the same period in 2006. The increase in revenue for the three months ended March 31, 2007, included $72.2 million from the acquisitions of Intrado, Raindance, InPulse, CenterPost and Televox. These acquisitions closed on April 1, 2006, April 1, 2006, October 2, 2006, February 1, 2007 and March 1, 2007, respectively. The remaining $11.7 million increase in revenue is from organic growth in Conferencing Services and Receivables Management.

For the three months ended March 31, 2007 and 2006, our top 100 clients represented 62% and 64% of total revenue, respectively. On December 29, 2006 the Federal Communications Commission approved the merger of, AT&T, Cingular, SBC and Bell South. The aggregate revenue as a percentage of our total revenue from these entities in the three months ended March 31, 2007 and 2006 were approximately 15% and 16%, respectively.

Revenue by business segment:

		For the three months ended March 31,
	2007	% of Total Revenue	2006	% of Total Revenue	Change	% Change
Revenue in thousands:
Communication Services	$272,667	53.6%	$229,429	54.0%	$43,238	18.8%
Conferencing Services	176,166	34.6%	136,864	32.2%	39,302	28.7%
Receivables Management	61,123	12.0%	60,156	14.2%	967	1.6%
Intersegment eliminations	(1,323)	*	(1,711)	*	388	-22.7%

Total	$508,633	100.0%	$424,738	100.0%	$83,895	19.8%

*	Calculation not meaningful

Communication Services revenue for the three months ended March 31, 2007 increased approximately $43.3 million, or 18.8%, to $272.7 million from $229.4 million for the three months ended March 31, 2006. The increase in revenue is primarily due to the acquisitions of Intrado, InPulse, CenterPost and Televox, which collectively accounted for $52.8 million of this increase. Our inbound dedicated agent business declined $8.6 million during the three months ended March 31, 2007 compared to the same period in 2006 due to a reduction in services for AT&T and a reduction in non-recurring programs.

Conferencing Services revenue for the three months ended March 31, 2007 increased approximately $39.3 million, or 28.7%, to $176.2 million from $136.9 million for the three months ended March 31, 2006. The increase in revenue for the three months ended March 31, 2007, included $19.4 million from the acquisition of Raindance, which we acquired on April 1, 2006, and organic growth of $19.9 million.

Receivables Management revenue for the three months ended March 31, 2007 increased approximately $0.9 million, or 1.6%, to $61.1 million from $60.2 million for the three months ended March 31, 2006. Sales of portfolio receivables during the three months ended March 31, 2007 and 2006 resulted in net revenue of $3.4 million and $4.5 million, respectively.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $21.7 million, or 11.0%, in the three months ended March 31, 2007 to $219.0 million, from $197.3 million for the three months ended March 31, 2006. As a percentage of revenue, cost of services decreased to 43.1% for the first quarter of 2007 compared to 46.4% for the comparable period in 2006.

Cost of Services by business segment:

	For the three months ended March 31,
	2007	% of Revenue	2006	% of Revenue	Change	% Change
Cost of services in thousands:
Communication Services	$125,384	46.0%	$116,246	50.7%	$9,138	7.9%
Conferencing Services	63,957	36.3%	51,348	37.5%	12,609	24.6%
Receivables Management	30,663	50.2%	31,224	51.9%	(561)	-1.8%
Intersegment eliminations	(1,019)	*	(1,527)	*	508	-33.3%

Total	$218,985	43.1%	$197,291	46.4%	$21,694	11.0%

*	Calculation not meaningful

Communication Services cost of services increased $9.1 million, or 7.9%, in the three months ended March 31, 2007 to $125.4 million from $116.2 million for the comparable period in 2006. The increase in cost of services for the three months ended March 31, 2007, included $13.8 million from the acquisitions of Intrado, Inpulse, CenterPost and Televox, which we acquired on April 1, 2006, October 1, 2006, February 1, 2007 and March 1, 2007, respectively. As a percentage of this segment’s revenue, Communication Services cost of services decreased to 46.0% for the first quarter of 2007 from 50.7%, for the comparable period in 2006. This improvement is attributable to the Intrado acquisition which has a lower cost of services percentage than our other Communication Services segment businesses.

Conferencing Services cost of services for the three months ended March 31, 2007 increased approximately $12.6 million, to $64.0 million from $51.3 million for the comparable period in 2006. The increase in cost of services for the three months ended March 31, 2007, included $5.1 million from the acquisition of Raindance, which we acquired on April 1, 2006. As a percentage of this segment’s revenue, Conferencing Services cost of services decreased to 36.3% for the first quarter of 2007 from 37.5% for the comparable period in 2006.

Receivables Management cost of services for the three months ended March 31, 2007 decreased approximately $0.6 million, to $30.7 million from $31.2 million for the comparable period in 2006. As a percentage of revenue, Receivables Management cost of services decreased to 50.2% for the first quarter of 2007 from 51.9%, for the comparable period in 2006.

Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by approximately $37.0 million, or 23.7%, to $193.1 million for the three months ended March 31, 2007 from $156.1 million for the comparable period in 2006. SG&A expense from acquired companies was $40.8 million. As a percentage of revenue, SG&A expenses increased to 38.0% for the three months ended March 31, 2007 from 36.7% for the comparable period in 2006. Total stock compensation expense recognized during the three months ended March 31, 2007 was $0.3 million compared to $3.6 million for the three months ended March 31, 2006. This reduction in share based compensation was the result of our recapitalization on October 24, 2006. On that date, the vesting of all outstanding equity was accelerated and exchanged for a cash payment. The $0.3 million expense recognized in 2007 results from grants made under the 2006 Executive Incentive Plan on December 1, 2006.

Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
	2007	% of Revenue	2006	% of Revenue	Change	% Change
Selling, general and administrative expenses in thousands
Communication Services	$110,986	40.7%	$84,058	36.6%	$26,928	32.0%
Conferencing Services	65,511	37.2%	54,479	39.8%	11,032	20.3%
Receivables Management	16,871	27.6%	17,705	29.4%	(834)	-4.7%
Intersegment eliminations	(305)	*	(184)	*	(121)	65.8%

Total	$193,063	38.0%	$156,058	36.7%	$37,005	23.7%

*	Calculation not meaningful

Communication Services SG&A expenses increased approximately $26.9 million, or 32.0%, to $111.0 million for the three months ended March 31, 2007 from $84.1 million for the comparable period in 2006. The increase in cost of services for the three months ended March 31, 2007, included $33.4 million from the acquisitions of Intrado, InPulse, CenterPost and Televox. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 40.7% for the three months ended March 31, 2007 from 36.6% for the comparable period in 2006. This increase in SG&A as a percentage of revenue is attributable to the Intrado acquisition which has a higher percentage of SG&A than our other communication services businesses.

Conferencing Services SG&A for the three months ended March 31, 2007 increased approximately $11.0 million, or 20.3%, to $65.5 million from $54.5 million for the comparable period in 2006. The increase in SG&A for the three months ended March 31, 2007, included $7.4 million from the acquisition of Raindance, which we acquired on April 1, 2006. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses decreased to 37.2% for the three months ended March 31, 2007 from 39.8% for the comparable period of 2006. The decline in SG&A as a percentage of revenue is partially due to synergies achieved with the acquisition of Raindance.

Receivables Management SG&A for the three months ended March 31, 2007 decreased approximately $0.8 million, to $16.9 million from $17.7 million for the comparable period in 2006. As a percentage of this segment’s revenue, Receivables Management SG&A decreased to 27.6% for the three months ended March 31, 2007 from 29.4%, for the comparable period in 2006.

Operating income: Operating income increased by approximately $25.2 million, or 35.3%, to $96.6 million for the three months ended March 31, 2007 from $71.4 million for the comparable period in 2006. As a percentage of revenue, operating income increased to 19.0% for the three months ended March 31, 2007 from 16.8% for the comparable period in 2006. The increase in operating income was driven by increased revenue as previously noted as well as successful control of costs.

Operating income by business segment:

	For the three months ended March 31,
	2007	% of Revenue	2006	% of Revenue	Change	% Change
Operating income in thousands:
Communication Services	$36,298	13.3%	$29,125	12.7%	$7,173	24.6%
Conferencing Services	46,698	26.5%	31,037	22.7%	15,661	50.5%
Receivables Management	13,589	22.2%	11,227	18.7%	2,362	21.0%

Total	$96,585	19.0%	$71,389	16.8%	$25,196	35.3%

Communication Services operating income increased approximately $7.2 million, or 24.6%, to $36.3 million for the three months ended March 31, 2007 from $29.1 million for the comparable period in 2006. The increase in operating income for the three months ended March 31, 2007, included $5.6 million from the acquisitions of Intrado, Inpulse, CenterPost and Televox, which we acquired on April 1, 2006, October 1, 2006, February 1, 2007 and March 1, 2007, respectively. As a percentage of revenue, Communication Services operating income increased to 13.3% for the three months ended March 31, 2007 from 12.7% for the comparable period in 2006 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Conferencing services operating income for the three months ended March 31, 2007 increased approximately $15.7 million, to $46.7 million from $31.0 million for the comparable period in 2006. The increase in operating income for the three months ended March 31, 2007, included $6.9 million from the acquisition of Raindance, which we acquired on April 1, 2006. As a percentage of revenue, Conferencing Services operating income increased to 26.5% for the three months ended March 31, 2007 from 22.7% for the comparable period in 2006.

Receivables Management operating income for the three months ended March 31, 2007 increased approximately $2.4 million, to $13.6 million from $11.2 million for the comparable period in 2006. As a percentage of revenue, Receivables Management operating income increased to 22.2% for the three months ended March 31, 2007 from 18.7%, for the comparable period in 2006.

Other income (expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable. Other income (expense) for the three months ended March 31, 2007 was $(76.3) million compared to $(3.7) million for the first quarter of 2006. The change in other expense for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to interest expense on increased outstanding debt incurred in connection with our recapitalization and higher interest rates in 2007 than we experienced during the comparable period in 2006.

Net income: Net income decreased by $32.1 million, or 78.0%, for the three months ended March 31, 2007, to $9.0 million from $41.1 million for the comparable period in 2006. Net income includes a provision for income tax expense at an effective rate of approximately 45.2% for the three months ended March 31, 2007 and approximately 37.0% for the comparable period in 2006.

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

We financed the recapitalization with equity contributions from the Sponsors, and the rollover of a portion of the equity interests in the Company held by the Founders, and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. We expanded our senior secured term loan facility to $2.265 billion in a February, 2007 amendment.

The following table summarizes our cash flows by category for the periods presented in thousands:

	For the Three Months Ended March 31,
	2007	2006	Change	% Change
Net cash provided by operating activities	$81,928	$58,191	$23,737	40.8%
Net cash used in investing activities	$(189,941)	$(24,219)	$(165,722)	*
Net cash flows from (used) in financing activities	$168,617	$(39,558)	$208,175	*

*	Calculation not meaningful

Net cash flow from operating activities increased $23.7 million, or 40.8%, to $81.9 million for the three months ended March 31, 2007, compared to net cash flows from operating activities of $58.2 million for the comparable period in 2006. The increase in net cash flows from operating activities is primarily due to the increase in accrued interest payable on additional indebtedness incurred in connection with the recapitalization, increases in depreciation and amortization expense, deferred tax expense and debt amortization. Increases in accounts receivable, other assets and a reduction in the provision for share based compensation partially offset the increase in operating cash flows.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 51 days for the three months ended March 31, 2007 compared to 49 days for the comparable period in 2006.

Net cash used in investing activities increased $165.7 million to $189.9 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $24.2 million for the three months ended March 31, 2006. The increase in cash used in investing activities was due to $152.7 million of acquisition costs, net of acquired cash, incurred for the acquisitions of CenterPost and Televox. We did not make any acquisitions during the comparable period in 2006. We invested $21.3 million in capital expenditures during the three months ended March 31, 2007 compared to $22.0 million for the three months ended March 31, 2006. The capital expenditures in 2007 were mainly related to telephone switching equipment, computer hardware and software and facility expansion. Investing activities during the three months ended March 31, 2007 included the purchase of receivable portfolios for $36.9 million and the cash proceeds applied to amortization of receivable portfolios of $20.1 million. This compares to $19.9 million for the purchase of receivable portfolios and $17.6 million of cash proceeds applied to amortization of receivable portfolios during the three months ended March 31, 2006.

Cash flows from financing activities increased $208.2 million, to $168.6 million for the three months ended March 31, 2007, compared to net cash flows used in financing activities of $39.6 million for the comparable period in 2006. Proceeds from the expansion of our senior secured term loan facility were $165.0 million during the three months ended March 31, 2007. During the three months ended March 31, 2007, net cash flow used in financing activities was primarily for payments on portfolio notes payable of $16.1 million. During the three months ended March 31, 2006, net payments on the previous bank credit facility were $59.0 million and payments on portfolio notes payable were $11.5 million. Proceeds from issuance of portfolio notes payable were $31.5 million for the three months ended March 31, 2007 compared to $16.9 million for the same period in 2006. There were no proceeds from our stock-based employee benefit programs for the three months ended March 31, 2007 compared to $9.8 million for the same period in 2006.

The indebtedness incurred in connection with the recapitalization in October 2006 and the amendment in February 2007 consists of $2.259 billion under a senior secured term loan facility which will be subject to scheduled amortization of $5.6625 million per quarter with variable interest at 2.375% over the selected LIBOR; a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn during 2007); and the placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2007.

Subsequent to March 31, 2007, we announced that we had entered into definitive agreements to acquire a privately held company, Omnium Worldwide, Inc., (“Omnium”) a provider of revenue cycle management solutions to insurance, financial services, communications and healthcare industries. The total purchase price, before transaction expenses and working capital adjustments, is approximately $150.0 million and is expected to be funded with approximately $135.0 million of proceeds from our senior secured revolving credit facility, approximately $11.6 million in Company equity, approximately $2.6 million in certain assumed liabilities and $0.8 million of cash on hand. For operating and reporting purposes, Omnium will be included in our Receivables Management segment. The transaction closed on May 4, 2007.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

In addition to the principal and interest rate noted above, the senior secured term loan facility also requires the Company to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the revolving credit facility. The commitment fee in respect of unused commitments under the revolving credit facility will be subject to adjustment based upon the Company’s leverage ratio. The Company is required to comply, on a quarterly basis, with a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. The consolidated leverage ratio of funded debt to adjusted earnings before interest expense, stock-based compensation, taxes, depreciation and amortization, recapitalization costs, certain acquisition costs, synthetic lease costs, acquisition synergies and a minority interest adjustment (“adjusted EBITDA”) may not exceed 7.75 to 1.0, and the consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at March 31, 2007. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business. The effective annual interest rate, inclusive of debt amortization costs, on the senior secured term loan facility during the three months ended March 31, 2007 was 8.19%.

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

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $500.0 million plus the aggregate amount of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

On February 14, 2007, we amended the senior secured term loan facility. The general terms of the amendment included a repricing, an expansion of the facility by $165.0 million and a soft call option. The repricing calls for a pricing grid based on our debt rating ranging from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and ranging from 1.75% to 1.125% for base rate loans, currently priced at 1.375%. After the expansion of the senior secured term loan facility, the aggregate outstanding balance on the facility is $2.259 billion. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that prior to the first anniversary of the refinancing we elect another refinancing amendment.

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

On March 30, 2007 we filed with the Securities and Exchange Commission a Form S-4 Registration Statement to exchange, our 9.5% Senior Notes due October 15, 2014 (the “exchange senior notes”) and our 11% Senior Subordinated Notes due October 15, 2016 (the “exchange senior subordinated notes” and, collectively with the exchange senior notes, the “exchange notes”), for all of our outstanding 9.5% Senior Notes due October 15, 2014 (the “outstanding senior notes”) and all of our outstanding 11% Senior Subordinated Notes due October 15, 2016 (the “outstanding senior subordinated notes” and, collectively with the outstanding senior notes, the “outstanding notes” and, collectively with the exchange notes, the “notes”), respectively. The terms of the exchange notes are identical to the terms of the outstanding notes except that the exchange notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore, are freely transferable. We will pay interest on the notes on April 15 and October 15 of each year. The outstanding senior notes and the exchange senior notes (collectively, the “senior notes”) will mature on October 15, 2014, and the outstanding senior subordinated notes and the exchange senior subordinated notes (collectively, the “senior subordinated notes”) will mature on October 15, 2016.

The principal features of the exchange offers are as follows:

•

We have exchange all outstanding notes that are validly tendered and not validly withdrawn prior to the expiration of the exchange offers for an equal principal amount of the applicable exchange notes that are freely tradable.

•	The exchange of outstanding notes for exchange notes pursuant to the exchange offers were not a taxable event for United States federal income tax purposes.

•	We have not received any proceeds from the exchange offers.

Cargill Facility. We maintain through a majority-owned subsidiary revolving financing facilities with a third-party specialty lender, CFSC Capital Corp. XXXIV (“Cargill”). The lender is also a minority interest holder in the majority owned subsidiary. Pursuant to these arrangements, we will borrow 80% to 85% of the purchase price of each receivables portfolio purchase from Cargill and we will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At March 31, 2007, we had $102.7 million of non-recourse portfolio notes payable outstanding under this facility compared to $46.0 million outstanding at March 31, 2006. This renegotiated agreement also includes a commitment to finance $150.0 million of accounts receivable purchases over a three year period ending December 31, 2008. At March 31, 2007 the outstanding commitment was $26.6 million.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. On February 14, 2007, we amended the senior secured term loan facility, see the discussion above under “— Liquidity and Capital Resources—.” The net impact on interest expense from the repricing and facility expansion will increase interest expense by approximately $4.6 million in 2007. This was the only material change to our contractual obligations since December 31, 2006.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $21.3 million for the three months ended March 31, 2007. Capital expenditures were $22.0 million for the three months ended March 31, 2006. We currently estimate our capital expenditures for the remainder of 2007 to be approximately $70.0 to $90.0 million primarily for equipment and upgrades at existing facilities.

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

Off – Balance Sheet Arrangements

At March 31, 2007, we did not participate in any off-balance sheet arrangements.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

As of March 31, 2007, we had $2.259 billion outstanding under our senior secured term loan facility, $0 outstanding under our senior secured revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $102.7 million outstanding under the Cargill facility.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.259 billion senior secured term loan facility and senior secured revolving credit facility bear interest at a variable rate. Amounts borrowed by the Company under these senior secured credit facilities initially bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate Page 5 and (2) the federal funds effective rate from time to time plus 0.50% or (b) a LIBOR rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs. The repriced senior secured term loan facility and senior secured revolving credit facility calls for a pricing grid based on our debt rating from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at 1.375%.

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $680.0 million and $600.0 million, respectively, for the three years ending October 23, 2007, 2008 and 2009 of the currently outstanding $2.259 billion senior secured term loan facility. We hold and issue these swaps only for the purpose of hedging interest rate risk, not for speculation. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are reported on the balance sheet at fair value. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same to qualify for the change in variable cash flow method of accounting. Changes in the effective portion of the fair value of the interest rate swap agreement are recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings. All the hedges were highly effective, therefore the gain, which is included in interest expense, is attributable to the portion of the change in fair value of the derivative hedging instruments excluded from the assessment of the effectiveness of the hedges and is recognized in the same period in which the hedged transaction affects earnings.

Based on our unhedged obligation under the senior secured term loan facility at March 31, 2007, a 50 basis point change in interest rates would increase or decrease our quarterly interest expense by approximately $1.8 million.

Cargill Facility. We maintain through a majority-owned subsidiary revolving financing facilities with Cargill. Cargill is also a minority interest holder in our majority-owned subsidiary. Pursuant to this arrangement, we will borrow 80% to 85% of the purchase price of each receivables portfolio purchase from Cargill and we will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and is collateralized by all receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At March 31, 2007, we had $102.7 million of non-recourse portfolio notes payable outstanding under this facility. Based on our obligation under this facility, a 50 basis point change in interest rates would increase or decrease our quarterly interest expense by approximately $0.1 million.

Foreign Currency Risk

On March 31, 2007, the Communication Services segment had no material revenue or assets outside the United States. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.

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

At March 31, 2007, our Receivables Management segment operated facilities in the United States only.

For the three months ended March 31, 2007 and 2006, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

On December 1, 2006, the trial court permitted Berryman and Blankenship to join the action pursuant to a second amended complaint which contained the same claims as Sanford’s original complaint. West Corporation and WTC filed a demurrer to the second amended complaint. The Court overruled that demurrer, with one exception, on December 4, 2006. On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court's class certification Order. That pleading is pending in the appellate court. Discovery in the Superior Court is ongoing. The Superior Court has indicated that it will schedule a trial in or around March 2008.

Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. The federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California as

described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and joined in a motion to dismiss the appeal filed by MWI. The motions to dismiss have been referred to the merits panel, and the case has been fully briefed in the Ninth Circuit Court of Appeals. On February 9, 2007, the Ninth Circuit heard oral argument on the appeal. On April 16, 2007 the Ninth Circuit affirmed the district court’s dismissal of the claims against West Corporation but vacated the order compelling arbitration with MWI and remanded the case to the district court. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state trial court certified a class of Ohio residents. West and WTC filed a notice of appeal from that decision, and plaintiffs cross-appealed. The appeal was briefed and was then argued on February 26, 2007. On April 12, 2007, the Court of Appeal affirmed in part and reversed in part the trial court's Order. The Court of Appeal ordered certification of a class of: “All residents of Ohio who, from September 1, 1998 through July 2, 2001 (a) called a toll-free number, marketed by West and MWI, to purchase any Tae-Bo product, (b) purchased a Tae-Bo product; (c) subsequently were enrolled in an MWI membership program; and (d) were charged for the MWI membership on their credit/debit card. Not included in the class are defendants, and their officers, directors, employees, agents, and/or affiliates.” West and WTC intend to seek review of this ruling by the Ohio Supreme Court. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Polygon Appraisal. On October 19, 2006, Polygon Global Opportunity Master Fund (“Polygon”) notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company’s common stock outstanding prior to the recapitalization. On February 9, 2007, Polygon filed a petition for appraisal in the Court of Chancery of the State of Delaware, New Castle County, seeking to have the Court determine the fair value of its shares and a monetary award of the fair value, along with interest and attorney’s fees and costs. Included in our accrued expenses at March 31, 2006, is a stock purchase obligation for approximately $170.6 million for this stock purchase obligation. We do not believe that any difference between this accrual and the final settlement will have a material effect on our financial position, results of operations, or cash flows.

Item 1A.    Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.    Exhibits

10.01	Employment Agreement between West Corporation and Thomas B. Barker, dated January 1, 1999, as amended March 7, 2007

10.02	Employment Agreement between West Corporation and Nancee R. Berger, dated January 1, 1999, as amended March 7, 2007

10.03	Employment Agreement between West Corporation and Joseph Scott Etzler, dated May 7, 2003, as amended March 7, 2007

10.04	Employment Agreement between West Corporation and Paul M. Mendlik, dated November 4, 2002, as amended March 7, 2007

10.05	Employment Agreement between West Corporation and Steven M. Stangl, dated January 1, 1999, as amended March 7, 2007

10.06	Amendment No. 1, dated as of February 14, 2007, by and among West, certain domestic subsidiaries of West and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 20, 2007)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President - Chief Financial Officer and Treasurer

Date: May 9, 2007

Exhibit Index

Exhibit Number

10.01	Employment Agreement between West Corporation and Thomas B. Barker, dated January 1, 1999, as amended March 7, 2007

10.02	Employment Agreement between West Corporation and Nancee R. Berger, dated January 1, 1999, as amended March 7, 2007

10.03	Employment Agreement between West Corporation and Joseph Scott Etzler, dated May 7, 2003, as amended March 7, 2007

10.04	Employment Agreement between West Corporation and Paul M. Mendlik, dated November 4, 2002, as amended March 7, 2007

10.05	Employment Agreement between West Corporation and Steven M. Stangl, dated January 1, 1999, as amended March 7, 2007

10.06	Amendment No. 1, dated as of February 14, 2007, by and among West, certain domestic subsidiaries of West and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 20, 2007)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002