Form 10-Q
period 2007-06-30
WEST CORP
filed 2007-08-08
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2007, 86,867,564.7 shares of the registrant’s Class A common stock and 9,893,445.5875 shares of the registrant’s Class L common stock were outstanding.

I NDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

August 7, 2007

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE	$520,186	$461,678	$1,028,819	$886,416
COST OF SERVICES	224,306	200,123	443,291	397,414
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	206,305	185,052	399,368	341,110

OPERATING INCOME	89,575	76,503	186,160	147,892

OTHER INCOME (EXPENSE):
Interest income	3,570	824	6,832	1,163
Interest expense	(83,465)	(12,205)	(163,655)	(16,426)
Other	608	597	1,276	814

Other income (expense)	(79,287)	(10,784)	(155,547)	(14,449)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	10,288	65,719	30,613	133,443

INCOME TAX EXPENSE	3,519	23,921	10,927	48,005

INCOME BEFORE MINORITY INTEREST	6,769	41,798	19,686	85,438

MINORITY INTEREST IN NET INCOME	4,257	4,048	8,155	6,624

NET INCOME	$2,512	$37,750	$11,531	$78,814

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$281,286	$214,932
Trust cash	20,669	7,104
Accounts receivable, net of allowance of $8,500 and $8,543	308,839	285,087
Portfolio receivables, current portion	56,664	64,651
Other current assets	51,406	54,382

Total current assets	718,864	626,156

PROPERTY AND EQUIPMENT:
Property and equipment	786,084	743,399
Accumulated depreciation and amortization	(489,001)	(448,692)

Total property and equipment, net	297,083	294,707
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	120,321	85,006
GOODWILL	1,284,862	1,186,375
INTANGIBLE ASSETS, net of accumulated amortization of $118,947 and $89,645	389,185	195,412
OTHER ASSETS	151,929	148,200

TOTAL ASSETS	$2,962,244	$2,535,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$58,443	$40,613
Accrued expenses	401,611	375,957
Current maturities of long term debt	24,000	21,000
Current maturities of portfolio notes payable	39,524	59,656
Income tax payable	5,988	360

Total current liabilities	529,566	497,586
PORTFOLIO NOTES PAYABLE, less current maturities	65,532	27,590
LONG TERM OBLIGATIONS, less current maturities	3,464,352	3,179,000
DEFERRED INCOME TAXES	47,744	18,320
OTHER LONG TERM LIABILITIES	39,271	26,959

Total liabilities	4,146,465	3,749,455

COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	10,988	10,299
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,893 and 9,777 SHARES ISSUED AND OUTSTANDING	969,285	903,656

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 86,868 and 85,938 shares issued and outstanding	87	86
Additional paid-in capital	29,776	78,427
Retained deficit	(2,199,145)	(2,206,641)
Accumulated other comprehensive income	4,788	574

Total stockholders’ deficit	(2,164,494)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,962,244	$2,535,856

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,531	$78,814
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	50,856	45,589
Amortization	31,738	18,407
Deferred income tax expense	2,682	17,480
Minority interest in earnings, net of distributions of $7,870 and $9,762	285	(3,138)
Provision for share based compensation	629	7,287
Debt issuance cost amortization	7,408	433
Other	(431)	137
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,646)	(21,792)
Other assets	(13,537)	(15,147)
Accounts payable	6,217	11,513
Accrued expenses, other liabilities and income tax payable	34,451	15,761

Net cash flows from operating activities	127,183	155,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs, net of cash received of $21,410 and $103,448	(285,813)	(602,106)
Purchases of property and equipment	(46,981)	(45,127)
Purchases of portfolio receivables	(66,145)	(36,224)
Collections applied to principal of portfolio receivables	38,817	32,192
Other	879	306

Net cash flows used in investing activities	(359,243)	(650,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	300,000	—
Net change in revolving bank credit facility	—	470,000
Proceeds from issuance of portfolio notes payable	56,791	30,792
Repayments of portfolio notes payable	(38,980)	(24,717)
Principal repayments on the senior secured term loan facility	(11,649)	—
Proceeds from stock options exercised	—	17,094
Excess tax benefits from stock options exercised	—	8,926
Payments of capital lease obligations	(466)	(2,590)
Debt issuance costs	(2,279)	(1,291)
Other	(4,772)	—

Net cash flows from financing activities	298,645	498,214

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(231)	(66)
NET CHANGE IN CASH AND CASH EQUIVALENTS	66,354	2,533
CASH AND CASH EQUIVALENTS, Beginning of period	214,932	30,835

CASH AND CASH EQUIVALENTS, End of period	$281,286	$33,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$122,965	$10,417

Cash paid (received) during the period for income taxes, net of cash refunds received of $5,966 and $4,017	$(4,413)	$17,057

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Issuance of common stock in a business acquisition	$11,616	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION

Business Description—West Corporation (the “Company” or “West”) provides business process outsourcing services focused on helping our clients communicate more effectively with their clients. We deliver our services through three segments:

•	Communication Services, including dedicated agent, shared agent, automated and business-to-business services, emergency communication systems and services and notification services;

•	Conferencing Services, including reservationless, operator-assisted, web and video conferencing services; and

•

Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, claims subrogation and revenue cycle management solutions.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice-related transactions.

Our Communication Services segment provides our clients with a broad portfolio of services through the following offerings: dedicated agent, shared agent, business services, automated services, emergency communications infrastructure systems and services and notification services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers in the United States, Canada, Jamaica and the Philippines. We also support the United States 9-1-1 network and deliver solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.

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

Our Receivables Management segment assists our clients in collecting and managing their receivables. This segment offers debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, revenue cycle management solutions to the insurance, financial services, communications and healthcare industries and overpayment identification and claims subrogation to the insurance industry. Our Receivables Management segment operates out of facilities in the United States.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recapitalization—On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing West Corporation. Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. The recapitalization has been accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities have been maintained. The net recapitalization amount was first applied against additional paid-in capital in excess of par value until that was exhausted and the remainder was applied against the accumulated deficit.

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

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2007 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue Recognition—The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients or on a success rate or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Our emergency communications services revenue is generated primarily from monthly fees which are recognized in the months services are performed. Notification revenue is recognized in the month services are performed. Non refundable up front fees and related costs are recognized ratably over the term of the contract or the expected life of the customer relationship, whichever is longer.

The Conferencing Services segment revenue is recognized when services are provided and generally consists of per-minute charges. Revenues are reported net of any volume or special discounts.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Receivables Management segment recognizes revenue for contingent/third-party collection services, government collection services and claims subrogation services in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. First-party collection services on pre-charged off receivables are recognized on an hourly rate basis.

We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. We follow American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense are established in the current period for the amount required to maintain the internal rate of return, or “IRR”, expectations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During the three and six months ended June 30, 2007, no impairment allowances were required. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

Common Stock—As a result of the recapitalization, our publicly traded securities were cancelled. Our current equity investors (i.e., the Sponsors, the Founders and certain members of management) acquired a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share) in exchange for cash or in respect of converted shares. Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

Class L shares: Each Class L share is entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% internal rate of return (“IRR”) on that base amount from the date of the recapitalization until the priority return preference is paid in full. At closing of the recapitalization, the Company issued 9.8 million Class L shares. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares.

Class A shares: Class A shares participate in the equity appreciation after the Class L priority return is satisfied. At closing of the recapitalization, the Company issued approximately 78.2 million Class A shares.

Voting: Each share (whether Class A or Class L) is entitled to one vote per share on all matters on which stockholders vote, subject to Delaware law regarding class voting rights.

Distributions: Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, are to be paid as follows. First, holders of Class L shares are entitled to receive an amount equal to the Class L base amount of $90 per share plus an amount sufficient to generate a 12% IRR on that base amount, compounded quarterly from the closing date of the recapitalization to the date of payment. Second, after payment of this priority return to Class L holders, the holders of Class A shares and Class L shares participate together, as a single class, in any and all distributions by the Company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At June 30, 2007, the 12% priority return preference has been accreted and included in the Class L share balance.

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

Cash and Cash Equivalents—We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust Cash—Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients.

Stock Based Compensation—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective-transition method.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, SFAS 157 will have on our financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact SFAS 159 may have on our financial statements.

2. MERGERS AND ACQUISITIONS

Omnium

On May 4, 2007, we completed our previously announced acquisition of all of the outstanding shares of Omnium Worldwide, Inc. (“Omnium”) pursuant to the Agreement and Plan of Merger, dated as of April 18, 2007 (the “Merger Agreement”), by and among West Corporation, Platte Acquisition Corp., a wholly owned subsidiary of West Corporation, and Omnium. The purchase price including transaction costs and working capital adjustment, net of cash received of $15.2 million, was approximately $127.4 million in cash and $11.6 million in Company equity (116,160 Class L shares and 929,280 Class A shares). We funded the acquisition with $135.0 million in proceeds from the amended senior secured term loan facility and cash on hand. The results of Omnium’s operations have been included in our consolidated financial statements in the Receivables Management segment since May 1, 2007.

Omnium is a provider of revenue cycle management solutions to the insurance, financial services, communications and healthcare industries and of overpayment identification and claims subrogation to the insurance industry. Omnium utilizes proprietary technology, data models and business processes to improve its clients’ cash flow. Omnium also provides services of identifying and processing probate claims on behalf of credit grantors.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 1, 2007. The finite lived intangible assets are comprised of trade names, customer relationships and technology. We are in the process of obtaining the assistance of a third party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands) May 1, 2007
Cash	$15,230
Other current assets	23,257
Property and equipment	10,344
Intangible assets	69,497
Goodwill	69,308

Total assets acquired	187,636

Current liabilities	32,479
Capital lease obligations	933

Total liabilities assumed	33,412

Net assets acquired	$154,224

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

TeleVox is a provider of automated messaging services to the healthcare industry. TeleVox offers customer communication products, including message delivery, inbound inquiry, website design and hosting and secure online communication portals. TeleVox helps its customers communicate with their patients.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at March 1, 2007. The finite lived intangible assets are comprised of trade names, customer relationships and technology. We are in the process of obtaining the assistance of a third party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands) March 1, 2007
Cash	$5,161
Other current assets	6,041
Property and equipment	1,012
Other long term assets	5,053
Intangible assets	50,000
Goodwill	82,723

Total assets acquired	149,990

Current liabilities	15,758
Capital lease obligations	131
Other long term liabilities	119

Total liabilities assumed	16,008

Net assets acquired	$133,982

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CenterPost

On February 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of CenterPost Communications, Inc. ( “CenterPost”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007 (the “Merger Agreement”), by and among West Corporation, Platinum Acquisition Corp., a wholly owned subsidiary of West Corporation, and CenterPost Communications, Inc. The purchase price, net of cash received of $1.0 million and transaction costs, was approximately $22.4 million in cash. We funded the acquisition with cash on hand. The results of CenterPost’s operations have been included in our consolidated financial statements in the Communications Services segment since February 1, 2007. On April 2, 2007 CenterPost changed its name to West Notifications Group, Inc. (“WNG”).

WNG is a provider of enterprise multi-channel solutions for automating communications between companies and their customers via voice, email, fax, wireless text and instant messaging. WNG’s solutions are designed to help companies acquire, care for, grow and retain customers by enabling frequent and relevant customer contact at a price-point that is superior to traditional methods. WNG provides services to some of the nation’s largest companies in industries such as travel & transportation, banking & financial services, health sciences and property & casualty insurance.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 1, 2007. The finite lived intangible assets are comprised of customer relationships and technology. We are in the process of obtaining the assistance of a third party to assist us with the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands) February 1, 2007
Cash	$1,019
Other current assets	1,001
Property and equipment	464
Intangible assets	11,500
Goodwill	11,434

Total assets acquired	25,418

Current liabilities	2,056

Total liabilities assumed	2,056

Net assets acquired	$23,362

Pro forma

Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2007 and 2006 would have been, in thousands, as follows:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue	$526,195	$499,558	$1,060,562	$1,025,024
Net Income	$1,008	$28,957	$9,494	$64,934

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the six months ended June 30, 2007, in thousands:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at December 31, 2006	$498,630	$551,873	$135,872	$1,186,375
Acquisitions of WNG and Televox	94,158	—	—	94,158
Acquisition of Omnium	—	—	69,308	69,308
Purchase accounting adjustments	(57,223)	(7,756)	—	(64,979)

Balance at June 30, 2007	$535,565	$544,117	$205,180	$1,284,862

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Omnium include its position in a large and growing market and margin expansion opportunities due to additional scale.

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Televox include its position in a large and growing market and margin expansion opportunities due to additional scale.

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of WNG included its position in a growing market and margin expansion opportunities due to additional scale. Further, WNG complements the existing offerings of our Communications Services segment, providing cross-selling opportunities.

We are in the process of obtaining the assistance of a third party to assist us with the valuation of certain intangible assets. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We expect to finalize the WNG and Televox appraisals in the fourth quarter of 2007. We expect to finalize the Omnium appraisal in the first quarter of 2008. Goodwill recognized in these transactions is currently estimated at $163.5 million and is not deductible for tax purposes.

During the six months ended June 30, 2007, we completed the purchase price allocation for the Raindance acquisition. The results of the valuation of certain intangible assets required an additional $14.2 million to be allocated to finite lived intangible assets and a corresponding reduction to goodwill and an increase in deferred taxes from what was previously estimated. The estimated increase in amortization expense for the Raindance intangible assets in 2007 through 2011 is $3.7 million, $4.1 million, $2.9 million, $2.6 million and $1.7 million, respectively.

During the six months ended June 30, 2007, we completed the purchase price allocation for the Intrado acquisition. The results of the valuation of certain intangible assets required an additional $77.9 million to be allocated to finite lived intangible assets and a corresponding reduction to goodwill and an increase in deferred taxes from what was previously estimated. The estimated increase in amortization expense for the Intrado intangible assets in 2007 through 2011 is $2.7 million, $3.5 million, $3.5 million, $4.4 million and $5.3 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of June 30, 2007			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$378,152	$(99,367)	$278,785	8.5
Technology	55,919	(5,467)	50,452	5.2
Trade names	41,710	—	41,710	Indefinite
Trade names (finite lived) and other intangible assets	17,388	(7,804)	9,584	4.1
Patents	14,963	(6,309)	8,654	17.0

Total	$508,132	$(118,947)	$389,185

	As of December 31, 2006			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$226,506	$(75,807)	$150,699	7.1
Technology	4,570	(1,170)	3,400	4.9
Trade names	23,910	—	23,910	Indefinite
Trade names (finite lived) and other intangible assets	15,108	(6,799)	8,309	4.6
Patents	14,963	(5,869)	9,094	17.0

Total	$285,057	$(89,645)	$195,412

Amortization expense for finite lived intangible assets was $17.7 million and $9.5 million for the three months ended June 30, 2007 and 2006, respectively, and $29.3 million and $16.7 million for the six months ended June 30, 2007 and 2006, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2007 and the next five years is as follows:

2007	$66.8 million
2008	$66.5 million
2009	$61.5 million
2010	$43.9 million
2011	$32.2 million
2012	$26.1 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the six and twelve months ended June 30, 2007 and December 31, 2006, respectively, in thousands, were as follows:

Balance at January 1, 2006	$94,450
Cash purchases	18,242
Non recourse borrowing purchases	97,871
Recoveries	(169,809)
Proceeds from portfolio sales, net of putbacks	(29,527)
Revenue recognized	139,983
Purchase putbacks	(1,553)

Balance at December 31, 2006	$149,657
Less: current portion	(64,651)

Portfolio receivables, net of current portion	$85,006

Balance at January 1, 2007	$149,657
Cash purchases	11,527
Non recourse borrowing purchases	55,398
Recoveries	(98,882)
Proceeds from portfolio sales, net of putbacks	(14,839)
Revenue recognized	74,904
Purchase putbacks	(780)

Balance at June 30, 2007	$176,985
Less: current portion	(56,664)

Portfolio receivables, net of current portion	$120,321

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES

Accrued expenses in thousands consisted of the following as of:

	June 30, 2007	December 31, 2006
Stock purchase obligations	$170,625	$170,625
Accrued wages	57,229	60,282
Interest payable	55,225	22,735
Deferred revenue	23,405	19,763
Accrued phone	21,048	17,891
Accrued other taxes (non-income related)	19,296	9,223
Accrued employee benefit costs	9,548	23,075
Customer deposits	4,229	3,149
Acquisition earnout commitments	—	10,850
Other current liabilities	41,006	38,364

	$401,611	$375,957

Stock purchase obligations related to the recapitalization remain outstanding at June 30, 2007. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report for information regarding this obligation.

6. LONG TERM OBLIGATIONS

On May 11, 2007, West Corporation, Omnium Worldwide, Inc., a subsidiary of West, as borrower and guarantor, and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement, dated as of October 24, 2006, by and among West, Lehman, as administrative agent, the various lenders party thereto, as lenders, and the other agents named therein, as amended by Amendment No. 1, dated as of February 14, 2007, among West, certain domestic subsidiaries of West and Lehman (as so amended, the “Credit Agreement”).

The terms of the Second Amendment include an expansion of the term loan credit facility by $135.0 million in incremental term loans. After the expansion of the term loan credit facility, the aggregate facility is $2.4 billion. In connection with the Second Amendment, Omnium delivered a Supplement to the Guaranty Agreement, dated as of October 24, 2006, and a Supplement to the Security Agreement, dated as of October 24, 2006, which supplements work to, among other things, include Omnium as a guarantor and a grantor, respectively, under the Credit Agreement.

Interest Rate Protection

In October 2006 we entered into a three-year interest rate swap to hedge the cash flows from our variable rate debt, which effectively converted the hedged portion to fixed rate debt. The initial and ongoing assessments of hedge effectiveness are performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. These agreements hedge notional amounts of $800.0 million, $680.0 million and $600.0 million for the years ending October 23, 2007, 2008 and 2009, respectively, of our $2.388 billion outstanding senior secured term loan facility. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income until earnings are affected by the hedged item. At June 30,

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2007, our gross fair value asset position was approximately $4.4 million. We experienced no ineffectiveness during the three and six months ended June 30, 2007.

The following chart summarizes interest rate hedge transactions effective during 2007 and 2006 (dollars in thousands):

Accounting Method	Effective Dates	Nominal Amount	Fixed Interest Rate	Status
Change in variable cash flow	10/24/06-10/24/07	$800,000	5.0% - 5.005%	Outstanding
Change in variable cash flow	10/24/07-10/24/08	$680,000	5.0% - 5.005%	Outstanding
Change in variable cash flow	10/24/08-10/24/09	$600,000	5.0% - 5.005%	Outstanding

7. INCOME TAXES

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. After the adoption of FIN 48, we have total liabilities for unrecognized tax benefits of $14.0 million. Of this amount, $4.0 million was recorded as a decrease to beginning retained deficit for the cumulative effect of adopting FIN 48. The entire $14.0 million is classified as a non-current liability in the condensed consolidated balance sheet.

Included in the liability for income tax payable at the date of adoption of FIN 48, January 1, 2007 were approximately $14.0 million of tax positions that, if recognized, would affect the effective tax rate. We do not currently anticipate significant changes to the amount of unrecognized tax benefits over the next year.

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption of FIN 48, we accrued approximately $4.3 million for the payment of tax-related interest and penalties. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All federal income tax returns are closed for years prior to 2003.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Stock option activity under the EIP for the six months ended June 30, 2007 is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007	545,347	2,530,000	$1.64
Granted	(190,000)	190,000	1.64
Canceled	30,000	(30,000)	1.64
Exercised	—	—	—

Balance at June 30, 2007	385,347	2,690,000	$1.64

At June 30, 2007, we expect 2,303,545 of these options will vest.

There is no intrinsic value of options expected to vest at June 30, 2007.

		Options Outstanding
Executive Management Rollover Options:	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007	17	3,239,721	$33.47
Canceled	—	—	—
Exercised	—	—	—

Balance at June 30, 2007	17	3,239,721	$33.47

The rollover options are fully vested.

The following table summarizes the information on the options granted under the EIP:

Outstanding				Exercisable
Exercise Price	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	2,690,000	9.42	$1.64	—	$1.64

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the information on the rollover options granted under the EIP in 2006 and outstanding at June 30, 2007:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$33.00	2,877,309	5.4	$33.00	2,877,309	$33.00
$34.01	79,380	5.5	$34.01	79,380	$34.01
$38.15	283,032	5.4	$38.15	283,032	$38.15

$33.00 - $38.15	3,239,721	5.4	$33.47	3,239,721	$33.47

The aggregate intrinsic value of these options at June 30, 2007 was approximately $24.0 million.

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

At June 30, 2007 there was approximately $2.4 million of unrecorded and unrecognized compensation cost related to unvested share based compensation under the EIP. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The vesting schedule for Tranche 2 and Tranche 3 shares is subject to the total return of the investors and the investors’ internal rate of return (“IRR”) as of an exit event, subject to the following terms and conditions: Tranche 2 shares shall become 100% vested upon an exit event if, after giving effect to any vesting of the Tranche 2 shares on an exit event, investors’ total return is greater than 200% and the investor IRR exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on an exit event, investors’ total return is more than 200% and the investor IRR exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the investors’ total return exceeds 200%, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return to the investors is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis.

Performance conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date as those conditions are restrictions that stem from the forfeitability of instruments to which employees have not yet earned the right. Paragraph A64 of SFAS 123R requires that if the vesting of an award is based on satisfying both a service and performance condition, the company must initially determine which outcomes are probable of achievement and recognize the compensation cost over the longer of the explicit or implicit service period. Since an exit event is currently not considered probable nor is the meeting the performance objectives, no compensation costs will be recognized on Tranches 2 or 3 until those events become probable. The unrecognized compensation costs of Tranches 2 and 3 in the aggregate total $7.4 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted stock activity under the EIP for the six months ended June 30, 2007 is set forth below:

		Restricted Stock Outstanding
	Restricted Stock Available for Grant	Number of Shares	Fair Value
Balance at January 1, 2007	480,925	7,720,000	$1.43
Granted	—	—	—
Canceled	—	—	—

Balance at June 30, 2007	480,925	7,720,000	$1.43

The following table summarizes the information on the restricted stock granted in 2006 under the EIP at June 30, 2007:

Outstanding
Fair Value	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Grant Date Fair Value
$1.43	7,720,000	9.42	$1.43

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

At June 30, 2007 there was approximately $3.2 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	$135	$3,543	$261	$7,038
Restricted stock	184	101	368	202
Employee stock purchase plan	—	19	—	47

	$319	$3,663	$629	$7,287

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. COMPREHENSIVE INCOME

Comprehensive income is comprised of results of operations for foreign subsidiaries translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings.

	Three months ended June 30,		Six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Net Income	$2,512	$37,750	$11,531	$78,814
Currency translation adjustment	588	617	636	268
Unrealized gain on cash flow hedge	5,092	—	3,578	—

Total comprehensive income	$8,192	$38,367	$15,745	$79,082

10. BUSINESS SEGMENTS

We operate in three segments: Communication Services, Conferencing Services and Receivables Management. These segments are consistent with our management of the business and operating focus.

The Communication Services segment is comprised of dedicated agent, shared agent, automated, business-to-business services, emergency infrastructure systems and services and notification services. The Conferencing Services segment is composed of audio, web and video conferencing services. The Receivables Management segment is composed of debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, overpayment identification and claims subrogation to the insurance industry and revenue cycle management solutions.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(amount in thousands)
Revenue:
Communication Services	$264,303	$248,298	$536,970	$477,727
Conferencing Services	183,651	155,853	359,817	292,717
Receivables Management	73,658	59,020	134,781	119,176
Intersegment eliminations	(1,426)	(1,493)	(2,749)	(3,204)

Total	$520,186	$461,678	$1,028,819	$886,416

Operating Income:
Communication Services	$29,002	$27,048	$65,300	$56,172
Conferencing Services	46,896	39,491	93,594	70,531
Receivables Management	13,677	9,964	27,266	21,189

Total	$89,575	$76,503	$186,160	$147,892

Depreciation and Amortization (Included in Operating Income):
Communication Services	$22,809	$18,823	$42,921	$32,833
Conferencing Services	16,438	14,538	31,640	26,811
Receivables Management	5,516	2,193	8,033	4,352

Total	$44,763	$35,554	$82,594	$63,996

Capital Expenditures:
Communication Services	$9,691	$11,274	$21,611	$18,361
Conferencing Services	10,188	8,756	16,276	19,207
Receivables Management	599	2,114	1,957	4,782
Corporate	5,238	1,024	7,137	2,777

Total	$25,716	$23,168	$46,981	$45,127

	As of June 30, 2007	As of December 31, 2006
	(amount in thousands)
Assets:
Communication Services	$1,022,879	$933,716
Conferencing Services	863,934	835,399
Receivables Management	636,678	355,555
Corporate	438,753	411,186

Total	$2,962,244	$2,535,856

There are no material revenues or assets outside the United States.

For the three months ended June 30, 2007 and 2006, our largest 100 clients represented 56% and 57% of our total revenue, respectively. For the six months ended June 30, 2007 and 2006, our largest 100 clients represented 57% and 60% of our total revenue, respectively. On December 29, 2006 the Federal Communications Commission approved the merger of AT&T, Cingular, SBC and Bell South. The aggregate revenue as a percentage of our total revenue from these entities in the three months ended June 30, 2007 and 2006 was approximately 13% and 17% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from these entities in the six months ended June 30, 2007 and 2006 was approximately 14% and 16% of our total revenue, respectively.

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

On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court’s class certification Order. However, this Petition was denied on June 8, 2007. Thereafter, on June 18, 2007, West and WTC filed a Petition for Review and Request for Stay in the California Supreme Court, but this Petition was denied on June 27, 2007. Discovery in the Superior Court is ongoing with merits discovery scheduled to close on August 16, 2007 and expert discovery set to close on November 16, 2007. The Superior Court has indicated that it will schedule a trial in or around March 2008.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. Federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California as described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and joined in a motion to dismiss the appeal filed by MWI. On April 16, 2007 the Ninth District affirmed the district court’s dismissal of the claims against West Corporation but vacated the order compelling arbitration with MWI and remanded the case to the district court. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state trial court certified a class of Ohio residents. West and WTC filed a notice of appeal from that decision, and plaintiffs cross-appealed. The appeal was briefed and was then argued on February 26, 2007. On April 12, 2007, the Court of Appeal affirmed in part and reversed in part the trial court’s Order. The Court of Appeal ordered certification of a class of: “All residents of Ohio who, from September 1, 1998 through July 2, 2001 (a) called a toll-free number, marketed by West and MWI, to purchase any Tae-Bo product, (b) purchased a Tae-Bo product; (c) subsequently were enrolled in an MWI membership program; and (d) were charged for the MWI membership on their credit/debit card. Not included in the class are defendants, and their officers, directors, employees, agents, and/or affiliates.” West and WTC sought review of this ruling by the Ohio Supreme Court on June 7, 2007 which is currently pending. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Polygon Appraisal. On October 19, 2006, Polygon Global Opportunity Master Fund (“Polygon”) notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company’s common stock outstanding prior to the recapitalization. On February 9, 2007, Polygon filed a petition for appraisal in the Court of Chancery of the State of Delaware, New Castle County, seeking to have the Court determine the fair value of its shares at the time of the recapitalization and a monetary award of the fair value, along with interest and costs. We included in our condensed consolidated balance sheet at June 30, 2007, a liability relating to the Polygon shares for approximately $170.6 million, which is based on the $48.75 per share consideration Polygon would have received in the recapitalization if it did not perfect its appraisal rights. We do not believe that any difference between this accrual and the final award or settlement in the appraisal proceedings (including any potential interest award) will have a material effect on our financial position, results of operations, or cash flows. The Court has scheduled a trial for January 28 through February 1, 2008.

Federal Communications Commission Inquiry. On June 22, 2007 we received a letter from the Investigations and Hearing Division of the Federal Communications Commission (FCC) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S. and responded to the FCC’s inquiry accordingly. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this inquiry.

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended June 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$450,120	$86,641	$(16,575)	$520,186
COST OF SERVICES	—	202,579	38,302	(16,575)	224,306
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(220)	188,803	17,722	—	206,305

OPERATING INCOME	220	58,738	30,617	—	89,575

OTHER INCOME (EXPENSE):
Interest Income	3,153	90	327	—	3,570
Interest Expense	(41,198)	(38,533)	(3,734)	—	(83,465)
Subsidiary Income	12,757	12,802	—	(25,559)	—
Other	13,485	(13,355)	478	—	608

Other Income (Expense)	(11,803)	(38,996)	(2,929)	(25,559)	(79,287)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(11,583)	19,742	27,688	(25,559)	10,288

INCOME TAX EXPENSE (BENEFIT)	(14,095)	7,220	10,394	—	3,519

INCOME BEFORE MINORITY INTEREST	2,512	12,522	17,294	(25,559)	6,769

MINORITY INTEREST IN NET INCOME	—	—	4,257	—	4,257

NET INCOME	$2,512	$12,522	$13,037	$(25,559)	$2,512

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Six Months Ended June 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$896,096	$165,913	$(33,190)	$1,028,819
COST OF SERVICES	—	401,899	74,582	(33,190)	443,291
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(323)	364,831	34,860	—	399,368

OPERATING INCOME	323	129,366	56,471	—	186,160

OTHER INCOME (EXPENSE):
Interest Income	6,172	43	617	—	6,832
Interest Expense	(83,743)	(72,465)	(7,447)	—	(163,655)
Subsidiary Income	34,476	23,969	—	(58,445)	—
Other	28,211	(27,866)	931	—	1,276

Other Income (Expense)	(14,884)	(76,319)	(5,899)	(58,445)	(155,547)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(14,561)	53,047	50,572	(58,445)	30,613

INCOME TAX EXPENSE (BENEFIT)	(26,092)	18,996	18,023	—	10,927

INCOME BEFORE MINORITY INTEREST	11,531	34,051	32,549	(58,445)	19,686

MINORITY INTEREST IN NET INCOME	—	—	8,155	—	8,155

NET INCOME	$11,531	$34,051	$24,394	$(58,445)	$11,531

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended June 30, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$408,726	$67,749	$(14,797)	$461,678
COST OF SERVICES	—	186,390	28,530	(14,797)	200,123
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,432	167,558	14,062	—	185,052

OPERATING INCOME	(3,432)	54,778	25,157	—	76,503

OTHER INCOME (EXPENSE):
Interest Income	96	447	281	—	824
Interest Expense	(284)	(9,992)	(1,929)	—	(12,205)
Subsidiary Income	14,167	9,016	—	(23,183)	—
Other	13,493	(12,752)	(144)	—	597

Other Income (Expense)	27,472	(13,281)	(1,792)	(23,183)	(10,784)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	24,040	41,497	23,365	(23,183)	65,719

INCOME TAX EXPENSE (BENEFIT)	(13,710)	27,426	10,205	—	23,921

INCOME BEFORE MINORITY INTEREST	37,750	14,071	13,160	(23,183)	41,798

MINORITY INTEREST IN NET INCOME	—	—	4,048	—	4,048

NET INCOME	$37,750	$14,071	$9,112	$(23,183)	$37,750

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Six Months Ended June 30, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$784,313	$131,719	$(29,616)	$886,416
COST OF SERVICES	—	370,201	56,829	(29,616)	397,414
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,357	310,666	28,087	—	341,110

OPERATING INCOME	(2,357)	103,446	46,803	—	147,892

OTHER INCOME (EXPENSE):
Interest Income	181	410	572	—	1,163
Interest Expense	(622)	(12,169)	(3,635)	—	(16,426)
Subsidiary Income	44,153	19,966	—	(64,119)	—
Other	29,666	(28,375)	(477)	—	814

Other Income (Expense)	73,378	(20,168)	(3,540)	(64,119)	(14,449)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	71,021	83,278	43,263	(64,119)	133,443

INCOME TAX EXPENSE (BENEFIT)	(7,793)	39,309	16,489	—	48,005

INCOME BEFORE MINORITY INTEREST	78,814	43,969	26,774	(64,119)	85,438

MINORITY INTEREST IN NET INCOME	—	—	6,624	—	6,624

NET INCOME	$78,814	$43,969	$20,150	$(64,119)	$78,814

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		June 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,939	$(5,416)	$43,763	$—	$281,286
Trust cash	—	20,669	—	—	20,669
Accounts receivable, net	—	281,456	27,383	—	308,839
Intercompany receivables	—	1,849,008	—	(1,849,008)	—
Portfolio receivables, current portion	—	—	56,664	—	56,664
Other current assets	6,762	40,006	4,638	—	51,406

Total current assets	249,701	2,185,723	132,448	(1,849,008)	718,864
Property and equipment, net	67,108	211,485	18,490	—	297,083
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	120,321	—	120,321
INVESTMENT IN SUBSIDIARIES	2,007,524	67,246	—	(2,074,770)	—
GOODWILL	—	1,284,862	—	—	1,284,862
INTANGIBLES, net	—	388,958	227	—	389,185
OTHER ASSETS	125,800	24,860	1,269	—	151,929

TOTAL ASSETS	$2,450,133	$4,163,134	$272,755	$(3,923,778)	$2,962,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,507	$48,957	$6,979	$—	$58,443
Intercompany payables	1,796,568	—	52,440	(1,849,008)	—
Accrued expenses	246,266	137,377	17,968	—	401,611
Current maturities of long term debt	4,305	19,695	—	—	24,000
Current maturities of portfolio notes payable	—	—	39,524	—	39,524
Income tax payable	14,236	(14,560)	6,312	—	5,988

Total current liabilities	2,063,882	191,469	123,223	(1,849,008)	529,566
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	65,532	—	65,532
LONG TERM OBLIGATIONS, less current maturities	1,524,045	1,940,307	—	—	3,464,352
DEFERRED INCOME TAXES	28,166	19,674	(96)	—	47,744
OTHER LONG TERM LIABILITIES	29,249	8,127	1,895	—	39,271
MINORITY INTEREST	—	—	10,988	—	10,988
CLASS L COMMON STOCK	969,285	—	—	—	969,285
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,164,494)	2,003,557	71,213	(2,074,770)	(2,164,494)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,450,133	$4,163,134	$272,755	$(3,923,778)	$2,962,244

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,610	$(13,358)	$25,680	$—	$214,932
Trust cash	—	7,104	—	—	7,104
Accounts receivable, net	—	262,723	22,364	—	285,087
Intercompany receivables	95,680	—	—	(95,680)	—
Portfolio receivables, current portion	—	—	64,651	—	64,651
Other current assets	16,875	33,848	3,659	—	54,382

Total current assets	315,165	290,317	116,354	(95,680)	626,156
Property and equipment, net	66,760	209,657	18,290	—	294,707
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	85,006	—	85,006
INVESTMENT IN SUBSIDIARIES	1,794,851	30,116	—	(1,824,967)	—
GOODWILL	—	1,186,375	—	—	1,186,375
INTANGIBLES, net	—	194,996	416	—	195,412
OTHER ASSETS	128,695	18,230	1,275	—	148,200

TOTAL ASSETS	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,229	$31,434	$5,950	$—	$40,613
Intercompany payables	—	32,248	63,432	(95,680)	—
Accrued expenses	243,814	116,540	15,603	—	375,957
Current maturities of long term debt	21,000	—	—	—	21,000
Current maturities of portfolio notes payable	—	—	59,656	—	59,656
Income tax payable	39,636	(43,352)	4,076	—	360

Total current liabilities	307,679	136,870	148,717	(95,680)	497,586
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	27,590	—	27,590
LONG TERM OBLIGATIONS, less current maturities	3,179,000	—	—	—	3,179,000
DEFERRED INCOME TAXES	25,035	(6,362)	(353)	—	18,320
OTHER LONG TERM LIABILITIES	17,655	4,949	4,355	—	26,959
MINORITY INTEREST	—	—	10,299	—	10,299
CLASS L COMMON STOCK	903,656	—	—	—	903,656
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,127,554)	1,794,234	30,733	(1,824,967)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$99,419	$27,764	$127,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(285,813)	—	(285,813)
Purchase of portfolio receivables	—	—	(66,145)	(66,145)
Purchase of property and equipment	(7,137)	(34,893)	(4,951)	(46,981)
Collections applied to principal of portfolio receivables	—	—	38,817	38,817
Other	—	879	—	879

Net cash used in investing activities	(7,137)	(319,827)	(32,279)	(359,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	—	300,000	—	300,000
Principal payments on the senior secured term loan facility	(2,150)	(9,499)	—	(11,649)
Debt issuance costs	(2,279)	—	—	(2,279)
Proceeds from issuance of portfolio notes payable	—	—	56,791	56,791
Payments of portfolio notes payable	—	—	(38,980)	(38,980)
Payments of capital lease obligations	—	(466)	—	(466)
Other	(4,772)	—	—	(4,772)

Net cash (used in) provided by financing activities	(9,201)	290,035	17,811	298,645

Intercompany	56,667	(61,685)	5,018	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(231)	(231)

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,329	7,942	18,083	66,354
CASH AND CASH EQUIVALENTS, Beginning of period	202,610	(13,358)	25,680	214,932

CASH AND CASH EQUIVALENTS, End of period	$242,939	$(5,416)	$43,763	$281,286

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$131,865	$23,479	$155,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(489,405)	(112,701)	—	(602,106)
Purchase of portfolio receivables	—	—	(36,224)	(36,224)
Purchase of property and equipment	(2,777)	(38,009)	(4,341)	(45,127)
Collections applied to principal of portfolio receivables	—	—	32,192	32,192
Other	—	306	—	306

Net cash used in investing activities	(492,182)	(150,404)	(8,373)	(650,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving bank credit facility	470,000	—	—	470,000
Proceeds from issuance of portfolio notes payable	—	—	30,792	30,792
Payments of portfolio notes payable	—	—	(24,717)	(24,717)
Proceeds from stock options exercised	17,094	—	—	17,094
Excess tax benefits from stock options exercised	8,926	—	—	8,926
Payments on capital lease obligations	—	(2,590)	—	(2,590)
Debt issuance costs	(1,291)	—	—	(1,291)

Net cash (used in) provided by financing activities	494,729	(2,590)	6,075	498,214

Intercompany	(4,087)	19,226	(15,139)	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(66)	(66)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,540)	(1,903)	5,976	2,533
CASH AND CASH EQUIVALENTS, Beginning of period	20,831	(2,386)	12,390	30,835

CASH AND CASH EQUIVALENTS, End of period	$19,291	$(4,289)	$18,366	$33,368

FORWARD – LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	revenue from our purchased portfolio receivables;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and the Notes thereto.

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

•

Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, revenue cycle management solutions to the insurance, financial services, communications and healthcare industries and overpayment identification and claims subrogation to the insurance industry.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice-related transactions.

Overview for the Three and Six Months Ended June 30, 2007

The following overview highlights the areas we believe are important in understanding our results of operations for the three and six months ended June 30, 2007. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

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

•

On February 1, 2007, we completed our acquisition of all of the outstanding shares of CenterPost Communications, Inc. (“CenterPost”) now known as West Notifications Group, Inc. (“WNG”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Platinum Acquisition Corp., a wholly owned subsidiary of West Corporation, and CenterPost Communications, Inc. The purchase price, net of cash received of $1.0 million, and estimated transaction costs were approximately $22.4 million in cash. We funded the acquisition with cash on hand.

•

On February 14, 2007 we amended the senior secured term loan facility. The general terms of the amendment were a repricing, an expansion of the facility by $165.0 million and a soft call option. The repricing calls for a pricing grid based on our debt rating from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at 1.375%. The soft call option provides for a premium equal to 1.0% of the amount of the repricing prepayment in the event that prior to February 14, 2008, we transact another repricing amendment at a lower interest rate.

•

On March 1, 2007, we completed our acquisition of all of the outstanding shares of Televox Software, Incorporated (“Televox”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Ringer Acquisition Corp., a wholly owned subsidiary of West Corporation, and Televox. The purchase price, net of cash received of $5.2 million, and estimated transaction costs were approximately $128.8 million in cash. We funded the acquisition with cash on hand and the proceeds from the amended senior secured term loan facility.

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

•

On May 4, 2007, we completed our acquisition of all of the outstanding shares of Omnium Worldwide, Inc. (“Omnium”) pursuant to the Agreement and Plan of Merger, dated as of April 18, 2007 (the “Merger Agreement”), by and among West Corporation, Platte Acquisition Corp., a wholly owned subsidiary of West Corporation, and Omnium. The purchase price including transaction costs and working capital adjustment, net of cash received of $15.2 million, was approximately $127.4 million in cash, $11.6 million in Company equity (116,160 Class L shares and 929,280 Class A shares). We funded the acquisition with $135.0 million in proceeds from the amended senior secured term loan facility and cash on hand.

•

On May 11, 2007, West Corporation, Omnium Worldwide, Inc., a subsidiary of West, as borrower and guarantor, and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement, dated as of October 24, 2006, by and among West, Lehman, as administrative agent, the various lenders party thereto, as lenders, and the other agents named therein, as amended by Amendment No. 1, dated as of February 14, 2007, among West, certain domestic subsidiaries of West and Lehman (as so amended, the “Credit Agreement”). The terms of the Second Amendment include an expansion of the term loan credit facility by $135.0 million in incremental term loans. After the expansion of the term loan credit facility, the aggregate facility is $2.4 billion.

•

Consolidated revenues increased 12.7% and 16.1% for the three months and six months ended June 30, 2007, respectively, as compared to the three and six months ended June 30, 2006. This increase was derived from organic growth and the acquisitions of Intrado, Inc. (“Intrado”), Raindance Communications, Inc. (“Raindance”), InPulse Response Group Inc.(“Inpulse”), WNG, Televox and Omnium.

•

Operating income increased 17.1% and 25.9% for the three and six months ended June 30, 2007, respectively, as compared to the three and six months ended June 30, 2006. This increase was attributable to the acquisitions of Intrado, Raindance, InPulse, WNG, Televox and Omnium as well as increases in operating income relating to organic growth.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Revenue: For the second quarter of 2007, revenue increased $58.5 million, or 12.7%, to $520.2 million from $461.7 million for the second quarter of 2006. For the six months ended June 30, 2007, revenue increased $142.4 million, or 16.1%, to $1,028.8 million from $886.4 million for the six months ended June 30, 2006. The increase in revenue for the three and six months ended June 30, 2007 included $28.7 million and $100.9 million, respectively, from the acquisitions of Intrado, Raindance, InPulse, WNG, Televox and Omnium. These acquisitions closed on April 4, 2006, April 6, 2006, October 2, 2006, February 1, 2007, March 1, 2007 and May 4, 2007, respectively. In accordance with paragraph 48 of SFAS No. 141 “Business Combinations”, an accounting date of April 1, 2006 was used for the Intrado and Raindance acquisitions, October 1, 2006 for the InPulse acquisition and May 1, 2007 for the Omnium acquisition.

For the three and six months ended June 30, 2007, our top one hundred clients represented 56% and 57% of total revenue, respectively. This compares to 57% and 60% for each of the comparable periods in 2006. On December 29, 2006 the Federal Communications Commission approved the merger of AT&T, Cingular, SBC and Bell South. The aggregate revenue as a percentage of our total revenue from these entities in the three months ended June 30, 2007 and 2006 was approximately 13% and 17% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from these entities in the six months ended June 30, 2007 and 2006 was approximately 14% and 16% of our total revenue, respectively.

Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	Increase	% Increase	2007	2006	Increase	% Increase
Revenue in thousands:
Communication Services	$264,303	$248,298	$16,005	6.4%	$536,970	$477,727	$59,243	12.4%
Conferencing Services	183,651	155,853	27,798	17.8%	359,817	292,717	67,100	22.9%
Receivables Management	73,658	59,020	14,638	24.8%	134,781	119,176	15,605	13.1%
Intersegment eliminations	(1,426)	(1,493)	67	4.5%	(2,749)	(3,204)	455	14.2%

Total	$520,186	$461,678	$58,508	12.7%	$1,028,819	$886,416	$142,403	16.1%

Communication services revenue for the second quarter of 2007 increased $16.0 million, or 6.4%, to $264.3 million from $248.3 million for the second quarter of 2006. The increase in revenue for the three months ended June 30, 2007 is primarily due to organic growth and the acquisitions of InPulse, WNG and Televox, which collectively accounted for $16.2 million of this increase. Our inbound dedicated agent business declined $9.5 million during the three months ended June 30, 2007 compared to the same period in 2006, due to a reduction in services for AT&T and a reduction in non-recurring programs. For the six months ended June 30, 2007, communication services revenue increased $59.2 million, or 12.4%, to $537.0 million from $477.7 million for the six months ended

June 30, 2006. The increase in revenue for the six months ended June 30, 2007 is primarily due to the acquisitions of Intrado, InPulse, WNG and Televox, which collectively accounted for $69.0 million of this increase. Our inbound dedicated agent business declined $18.1 million during the six months ended June 30, 2007 compared to the same period in 2006, due to a reduction in services for AT&T and a reduction in non-recurring programs.

Conferencing services revenue for the second quarter of 2007 increased $27.8 million, or 17.8%, to $183.7 million from $155.9 million for the second quarter of 2006. The increase in revenue for the three months ended June 30, 2007 was entirely organic driven by minutes growing at a faster rate than downward pricing pressure. For the six months ended June 30, 2007, conferencing services revenue increased $67.1 million, or 22.9%, to $359.8 million from $292.7 million for the six months ended June 30, 2006. The increase in revenue for the six months ended June 30, 2007, included $19.4 million from the acquisition of Raindance.

Receivables management revenue for the second quarter of 2007 increased $14.6 million, or 24.8%, to $73.7 million from $59.0 million for the second quarter of 2006. The increase in revenue for the three months ended June 30, 2007 is primarily due to the acquisition of Omnium, which accounted for $12.5 million of this increase. For the six months ended June 30, 2007, receivables management revenue increased $15.6 million, or 13.1% to $134.8 million from $119.2 million for the six months ended June 30, 2006. The increase in revenue for the six months ended June 30, 2007 is primarily due to the acquisition of Omnium, which accounted for $12.5 million of this increase. Sales of portfolio receivables during the three and six months ended June 30, 2007 resulted in revenue of $2.5 million and $6.1 million, respectively, compared to $4.7 million and $9.2 million for the same periods in 2006.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $24.2 million, or 12.1%, in the second quarter of 2007 to $224.3 million, from $200.1 million for the comparable period of 2006. As a percentage of revenue, cost of services decreased to 43.1% for the second quarter of 2007, compared to 43.3% for the comparable period in 2006. Cost of services increased $45.9 million, or 11.5%, in the six months ended June 30, 2007 to $443.3 million from $397.4 million for the comparable period in 2006. As a percentage of revenue, cost of services decreased to 43.1% for the six months ended June 30, 2007, compared to 44.8% for the comparable period in 2006. The decrease in cost of services as a percentage of revenue during the six months ended June 30, 2007 is primarily attributable to the acquisition of Intrado which has a lower cost of services percentage than our other businesses and the growth in our conferencing services segment which historically has had lower percentages of direct costs to revenue than our other two segments.

Cost of Services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2007	% of Revenue	2006	% of Revenue	Change	% Change	2007	% of Revenue	2006	% of Revenue	Change	% Change
In thousands:
Communication Services	$121,821	46.1%	$116,880	47.1%	$4,941	4.2%	$247,204	46.0%	$233,126	48.8%	$14,078	6.0%
Conferencing Services	68,211	37.1%	53,641	34.4%	14,570	27.2%	132,169	36.7%	104,989	35.9%	27,180	25.9%
Receivables Management	35,472	48.2%	30,837	52.2%	4,635	15.0%	66,135	49.1%	62,061	52.1%	4,074	6.6%
Intersegment eliminations	(1,198)	NM	(1,235)	NM	37	NM	(2,217)	NM	(2,762)	NM	545	NM

Total	$224,306	43.1%	$200,123	43.3%	$24,183	12.1%	$443,291	43.1%	$397,414	44.8%	$45,877	11.5%

NM - Not Meaningful

Communication services costs of services increased $4.9 million, or 4.2%, in the second quarter of 2007 to $121.8 million from $116.9 million for the second quarter of 2006. The increase in cost of services for the three months ended June 30, 2007, included $5.6 million from the acquisitions of InPulse, WNG and Televox, which closed for accounting purposes on October 1, 2006, February 1, 2007 and March 1, 2007, respectively. As a percentage of revenue, communication services cost of services decreased to 46.1% for the second quarter of 2007, compared to 47.1% for the comparable period in 2006. Communication services costs of services increased $14.1 million, or 6.0%, in the six months ended June 30, 2007 to $247.2 million from $233.1 million for the six months ended June 30, 2006. The increase in cost of services for the six months ended June 30, 2007 included $19.4 million, from the acquisitions of Intrado, Inpulse, WNG and Televox. As a percentage of revenue, communication services cost of services decreased to 46.0% for the six months ended June 30, 2007, compared to 48.8% for the comparable period in 2006. The decrease as a percentage of revenue is due to the acquisition of Intrado, which has historically had a lower percentage of direct costs to revenue than our consolidated results.

Conferencing services cost of services for the second quarter of 2007 increased $14.6 million, or 27.2%, to $68.2 million from $53.6 million for the second quarter of 2006. As a percentage of revenue, conferencing services cost of services increased to 37.1% for the second quarter of 2007, compared to 34.4% for the comparable period in 2006. Conferencing services cost of services for the six months ended June 30, 2007 increased $27.2 million, or 25.9%, to $132.2 million from $105.0 million for the six months ended June 30, 2006. As a percentage of revenue, conferencing services cost of services increased to 36.7% for the six months ended June 30, 2007, compared to 35.9% for the comparable period in 2006. The increase in cost of services for the six months ended June 30, 2007 included $5.1 million, from the acquisition of Raindance, which we acquired on April 1, 2006.

Receivables management cost of services for the second quarter of 2007 increased $4.6 million, or 15.1%, to $35.5 million from $30.8 million for the second quarter of 2006. As a percentage of revenue, receivables management cost of services decreased to 48.2% for the second quarter of 2007, compared to 52.2% for the comparable period in 2006. This decrease as a percentage of revenue is partially due to the acquisition of Omnium, which has a lower cost of services as a percentage of revenue than our historical receivables management segment. Receivables management cost of services for the six months ended June 30, 2007 increased $4.0 million, to $66.1 million from $62.1 million for the six months ended June 30, 2006. As a percentage of revenue, receivables management cost of services decreased to 49.1% for the six months ended June 30, 2007, compared to 52.1% for the comparable period in 2006. The increase in cost of services for the three and six months ended June 30, 2007 included $4.7 million, from the acquisition of Omnium, which closed for accounting purposes on May 1, 2007.

Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $21.3 million, or 11.5%, to $206.3 million for the second quarter of 2007, from $185.0 million for the comparable period of 2006. This increase included $21.1 million from the acquisitions of InPulse, WNG, Televox and Omnium. These acquisitions closed for accounting purposes on October 1, 2006, February 1, 2007, March 1, 2007 and May 1, 2007, respectively. Total stock compensation expense recognized during the three and six months ended June 30, 2007 was $0.3 million and $0.6 million, respectively, compared to $3.6 million and $7.2 million, respectively, for the three and six months ended June 30, 2006. This reduction in share based compensation was the result of our recapitalization on October 24, 2006. On that date, the vesting of all outstanding equity and stock options were accelerated and exchanged for a cash payment. The stock compensation expense recognized in 2007 results from grants made under the 2006 Executive Incentive Plan. As a percentage of revenue, SG&A expenses decreased to 39.7% of revenue for the second quarter of 2007 compared to 40.1% for the comparable period of 2006.

SG&A expenses increased by $58.3 million, or 17.1%, to $399.4 million for the six months ended June 30, 2007 from $341.1 million for the comparable period of 2006. This increase included $53.3 million from the acquisitions of Intrado, Raindance, InPulse, WNG, Televox and Omnium. As a percentage of revenue, SG&A expenses increased to 38.8% for the six months ended June 30, 2007, compared to 38.5% for the comparable period of 2006.

Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2007	% of Revenue	2006	% of Revenue	Change	% Change	2007	% of Revenue	2006	% of Revenue	Change	% Change
In thousands:
Communication Services	$113,481	42.9%	$104,369	42.0%	$9,112	8.7%	$224,466	41.8%	$188,429	39.4%	$36,037	19.1%
Conferencing Services	68,544	37.3%	62,720	40.2%	5,824	9.3%	134,055	37.3%	117,197	40.0%	16,858	14.4%
Receivables Management	24,508	33.3%	18,220	30.9%	6,288	34.5%	41,379	30.7%	35,926	30.1%	5,453	15.2%
Intersegment eliminations	(228)	NM	(257)	NM	29	NM	(532)	NM	(442)	NM	(90)	NM

Total	$206,305	39.7%	$185,052	40.1%	$21,253	11.5%	$399,368	38.8%	$341,110	38.5%	$58,258	17.1%

NM- Not Meaningful

Communication services SG&A expenses increased by $9.1 million, or 8.7%, to $113.5 million for the second quarter of 2007 from $104.4 million for the second quarter 2006. The increase in SG&A for the three months ended June 30, 2007 included $12.5 million of expenses from the acquisitions of InPulse, WNG and Televox. As a percentage of revenue, communication services SG&A expenses increased to 42.9% for the second quarter of 2007 compared to 42.0% for the comparable period of 2006. Communication services SG&A expenses increased by $36.1 million, or 19.1%, to $224.5 million for the six months ended June 30, 2007 from $188.4 million for the six months ended June 30, 2006. The increase in SG&A for the six months ended June 30, 2007 included $45.9 million of expenses from the acquisitions of Intrado, InPulse, WNG and Televox. As a percentage of revenue, communication services SG&A expenses increased to 41.8% for the six months ended June 30, 2007 compared to 39.4% for the comparable period of 2006.

Conferencing services SG&A for the second quarter of 2007 increased $5.8 million, or 9.3%, to $68.5 million from $62.7 million for the second quarter 2006. As a percentage of revenue, conferencing services SG&A expenses decreased to 37.3% for the second quarter of 2007 compared to 40.2% for the comparable period of 2006. Conferencing services SG&A for the six months ended June 30, 2007 increased $16.9 million, or 14.4%, to $134.1 million from $117.2 million for the six months ended June 30, 2006. The increase in SG&A for the six months ended June 30, 2007 included $7.4 million from the acquisition of Raindance. As a percentage of revenue, conferencing services SG&A expenses decreased to 37.3% for the six months ended June 30, 2007 compared to 40.0% for the comparable period of 2006.

Receivables management SG&A for the second quarter of 2007 increased $6.3 million, or 34.5%, to $24.5 million from $18.2 million for the second quarter 2006. As a percentage of revenue, receivables management SG&A increased to 33.3% for the second quarter of 2007, compared to 30.9% for the comparable period in 2006. Receivables management SG&A for the six months ended June 30, 2007, increased $5.5 million, or 15.2%, to $41.4 million from $35.9 million for the six months ended June 30, 2006. The increase in SG&A for the three and six months ended June 30, 2007 included $8.6 million from the acquisition of Omnium. As a percentage of revenue, receivables management SG&A increased to 30.7% for the six months ended June 30, 2007, compared to 30.1% for the comparable period in 2006.

Operating income: Operating income increased by $13.1 million, or 17.1%, to $89.6 million for the second quarter of 2007 from $76.5 million for the comparable period of 2006. As a percentage of revenue, operating income increased to 17.2% for the second quarter of 2007, compared to 16.6% for the corresponding period in 2006. Operating income increased by $38.3 million, or 25.9%, to $186.2 million for the six months ended June 30, 2007, from $147.9 million for the comparable period of 2006. As a percentage of revenue, operating income increased to 18.1% for the six months ended June 30, 2007, compared to 16.7% for the corresponding period in 2006. The increase in operating income was driven by increased revenue as previously noted as well as successful control of costs.

Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2007	% of Revenue	2006	% of Revenue	Change	% Change	2007	% of Revenue	2006	% of Revenue	Change	% Change
In thousands:
Communication Services	$29,002	11.0%	$27,048	10.9%	$1,954	7.2%	$65,300	12.2%	$56,172	11.8%	$9,128	16.3%
Conferencing Services	46,896	25.5%	39,491	25.3%	7,405	18.8%	93,594	26.0%	70,531	24.1%	23,063	32.7%
Receivables Management	13,677	18.6%	9,964	16.9%	3,713	37.3%	27,266	20.2%	21,189	17.8%	6,077	28.7%

Total	$89,575	17.2%	$76,503	16.6%	$13,072	17.1%	$186,160	18.1%	$147,892	16.7%	$38,268	25.9%

Communication services operating income increased $2.0 million, or 7.2%, to $29.0 million for the second quarter of 2007 from $27.0 million for the second quarter 2006. As a percentage of revenue, communication services operating income increased to 11.0% for the second quarter of 2007, compared to 10.9% for the corresponding period in 2006. Communication services operating income increased $9.1 million, or 16.3%, to $65.3 million for the six months ended June 30, 2007 from $56.2 million for the comparable period of 2006. As a percentage of revenue, communication services operating income increased to 12.2% for the six months ended June 30, 2007, compared to 11.8% for the corresponding period in 2006.

Conferencing services operating income for the second quarter of 2007 increased $7.4 million, or 18.7%, to $46.9 million from $39.5 million for the second quarter 2006. As a percentage of revenue, conferencing services operating income increased to 25.5% for the second quarter of 2007, compared to 25.3% for the corresponding period in 2006. Conferencing services operating income for the six months ended June 30, 2007 increased $23.1 million, or 32.7%, to $93.6 million from $70.5 million for the six months ended June 30, 2006. As a percentage of revenue, conferencing services operating income increased to 26.0% for the six months ended June 30, 2007 compared to 24.1% for the corresponding period in 2006.

Receivables management operating income for the second quarter of 2007 increased $3.7 million, or 37.3%, to $13.7 million from $10.0 million for the second quarter 2006. As a percentage of revenue, receivables management operating income increased to 18.6% for the second quarter of 2007, compared to 16.9% for the comparable period in 2006. Receivables management operating income for the six months ended June 30, 2007 increased $6.1 million, or 28.7%, to $27.3 million from $21.2 million for the six months ended June 30, 2006. As a percentage of revenue, receivables management operating income increased to 20.2% for the six months ended June 30, 2007, compared to 17.8% for the comparable period in 2006.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the second quarter of 2007 was ($79.3) million compared to ($10.8) million for the second quarter of 2006. Other income (expense) for the six months ended June 30, 2007 was ($155.5) million compared to ($14.4) million for the six months ended June 30, 2006. The change in other expense for the three and six months ended June 30, 2007 compared to the same period in 2006 was primarily due to interest expense on increased outstanding debt incurred in connection with our recapitalization and higher interest rates in 2007 than we experienced during the comparable period in 2006.

Net income: Net income decreased by $35.3 million, or 93.3%, for the second quarter of 2007 to $2.5 million from net income of $37.8 million for the second quarter of 2006. Net income decreased by $67.3 million, or 85.4%, for the six months ended June 30, 2007 to $11.5 million from net income of $78.8 million for the six months ended June 30, 2006. Net income includes a provision for income tax expense at an effective rate of approximately 58.4% and 48.7% for the three and six months ended June 30, 2007, respectively, compared to an effective tax rate of approximately 38.8% and 37.9% for the same periods in 2006. The increase in the effective tax rate for the three and six months ended June 30, 2007 is primarily due to U.S. and foreign valuation allowances, losses in a majority owned subsidiary which is not consolidated for U.S. tax purposes and current year losses of certain foreign entities.

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

On June 30, 2007 the outstanding balance on the indebtedness incurred in connection with the recapitalization in October 2006 and the amendments to the senior secured term loan facility to finance the WNG, the Televox and Omnium acquisitions in February and May 2007 was $2.388 billion under the senior secured term loan facility. The senior secured term loan facility is subject to scheduled amortization of $6.0 million per quarter with variable interest at 2.375% over the selected LIBOR. Our senior secured revolving credit facility providing financing of up to $250.0 million had a $0 balance outstanding on June 30, 2007. On June 30, 2007 our $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016 were outstanding. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2007.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2007	2006	Change	% Change
Net cash provided by operating activities	$127,183	$155,344	$(28,161)	-18.1%
Net cash used in investing activities	$(359,243)	$(650,959)	$291,716	44.8%
Net cash flows provided by financing activities	$298,645	$498,214	$(199,569)	-40.1%

Net cash flow from operating activities decreased $28.2 million, or 18.1%, to $127.2 million for the six months ended June 30, 2007, compared to net cash flows from operating activities of $155.3 million for the comparable period in 2006. The decrease in net cash flows from operating activities is primarily due to the decrease in net income, share based compensation and deferred tax expense. During the six months ended June 30, 2007, $123.0 million was paid for interest compared to $10.4 million in the comparable period last year. Increases in accrued interest payable on additional indebtedness incurred in connection with the recapitalization, increases in depreciation and amortization expense and debt amortization partially offset the decrease in operating cash flows.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 52 days for the three months ended June 30, 2007. For the three months ended June 30, 2006 the days sales outstanding was 50 days.

Net cash used in investing activities increased $291.7 million, or 44.8%, to $359.2 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $651.0 million for the six months ended June 30, 2006. We invested $275.0 million for the acquisition of WNG, Televox and Omnium during the six months ended June 30, 2007 compared to $593.2 million in acquisition invested for the acquisitions of Intrado and Raindance during the six months ended June 30, 2006. During the six months ended June 30, 2007 we paid the $10.9 million final earn out obligation for the acquisition of Attention, LLC. We invested $47.0 million in capital expenditures during the six months ended June 30, 2007 compared to $45.1 million for the six months ended June 30, 2006. The capital expenditures in 2007 were mainly related to telephone switching equipment, computer networks and computer hardware and software. Investing activities during the six months ended June 30, 2007 included the purchase of receivable portfolios for $66.1 million and cash proceeds applied to the amortization of receivable portfolios of $38.8 million, compared to $36.2 million for the purchase of receivable portfolios and $32.2 million of cash proceeds applied to the amortization of receivable portfolios during the six months ended June 30, 2006.

Net cash flow from financing activities decreased $199.6 million, to $298.6 million for the six months ended June 30, 2007, compared to net cash flow used in financing activities of $498.2 million for the comparable period in 2006. During the six months ended June 30, 2007 proceeds from the expansion of our senior secured term loan facility were $300.0 million and were used to finance the WNG, Televox and Omnium acquisition. During the six months ended June 30, 2007, net cash flow used in financing activities was primarily for payments on portfolio notes payable of $39.0 million. During the six months ended June 30, 2006, net proceeds on the previous bank credit facility were $470.0 million and payments on portfolio notes payable were $24.7 million. Proceeds from issuance of portfolio notes payable were $56.8 million for the six months ended June 30, 2007 compared to $30.8 million for the same period in 2006. There were no proceeds from our stock-based employee benefit programs for the six months ended June 30, 2007 compared to $17.1 million for the same period in 2006.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

In addition to the principal and interest rate noted above, the senior secured term loan facility also requires the Company to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the revolving credit facility. The commitment fee in respect of unused commitments under the revolving credit facility will be subject to adjustment based upon the Company’s leverage ratio. The Company is required to comply, on a quarterly basis, with a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. The consolidated leverage ratio of funded debt to adjusted earnings before interest expense, stock-based compensation, taxes, depreciation and amortization, recapitalization costs, certain acquisition costs, synthetic lease costs, acquisition synergies and a minority interest adjustment (“adjusted EBITDA”) may not exceed 7.75 to 1.0, and the consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at June 30, 2007. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business. The effective annual interest rate, inclusive of debt amortization costs, on the senior secured term loan facility during the three and six months ended June 30, 2007 was 8.02% and 8.10%, respectively.

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

At any time prior to October 15, 2010, the Company may redeem all or a part of the senior notes, at a redemption price equal to 100% of the principal amount of senior notes redeemed plus the applicable premium, outlined below, and accrued and unpaid interest and all additional interest then owing pursuant to the applicable registration rights agreement, if any, to the date of redemption, subject to the rights of holders of senior notes on the relevant record date to receive interest due on the relevant interest payment date.

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

At any time prior to October 15, 2011, the Company may redeem all or a part of the senior subordinated notes at a redemption price equal to 100% of the principal amount of senior subordinated notes redeemed plus the applicable premium, outlined below, and accrued and unpaid interest to the date of redemption, subject to the rights of holders of senior subordinated notes on the relevant record date to receive interest due on the relevant interest payment date.

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

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Cargill Facility.

We maintain through a majority-owned subsidiary revolving financing facilities with CVI GVF FINCO, LLC (the “Lender”), an affiliate of the Cargill Financial Services Corp (“Cargill”). The Lender is a minority interest holder in our majority-owned subsidiary. Pursuant to this agreement, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from Cargill and the majority-owned subsidiary will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is collateralized by all of the assets of the majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At June 30, 2007, we had $105.1 million of non-recourse portfolio notes payable outstanding under this facility, compared to $87.3 million outstanding at December 31, 2006.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. On February 14, and May 11, 2007, we amended the senior secured term loan facility, see the discussion above under “—Liquidity and Capital Resources—.” The net impact on interest expense from the repricing and facility expansion will increase interest expense by approximately $13.8 million in 2007. During April 2007 we paid $10.9 million of the remaining earn out commitment related to the acquisition of Attention LLC. We assumed capital lease obligations with the Omnium acquisition. The remaining obligation under these capital leases is approximately $1.8 million over the next two years. These were the only material changes to our contractual obligations since December 31, 2006.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $47.0 million for the six months ended June 30, 2007. Capital expenditures were $45.1 million for the six months ended June 30, 2006. We currently estimate our capital expenditures for the remainder of 2007 to be approximately $44.0 to $64.0 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $500.0 million plus the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness, provided, we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

At June 30, 2007, we did not participate in any off-balance sheet arrangements.

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

Interest Rate Risk

As of June 30, 2007, we had $2.388 billion outstanding under our senior secured term loan facility, $0 outstanding under our senior secured revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $105.1 million outstanding under the Cargill facility.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.388 billion senior secured term loan facility and senior secured revolving credit facility bear interest at a variable rate. Amounts borrowed by the Company under these senior secured credit facilities initially bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate Page 5 and (2) the federal funds effective rate from time to time plus 0.50% or (b) a LIBOR rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs. The repriced senior secured term loan facility and senior secured revolving credit facility calls for a pricing grid based on our debt rating from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at 1.375%.

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $680.0 million and $600.0 million, respectively, for the three years ending October 23, 2007, 2008 and 2009 of the currently outstanding $2.388 billion senior secured term loan facility. We hold and issue these swaps only for the purpose of hedging interest rate risk, not for speculation. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are reported on the balance sheet at fair value. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same to qualify for the change in variable cash flow method of accounting. Changes in the effective portion of the fair value of the interest rate swap agreement are recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings. All the hedges were highly effective, therefore the gain, which is included in interest expense, is attributable to the portion of the change in fair value of the derivative hedging instruments excluded from the assessment of the effectiveness of the hedges and is recognized in the same period in which the hedged transaction affects earnings.

Based on our unhedged obligation under the senior secured term loan facility at June 30, 2007 a 50 basis point change in interest rates would increase or decrease our quarterly interest expense by approximately $2.0 million.

Cargill Facility. We maintain through a majority-owned subsidiary revolving financing facilities with CVI GVF FINCO, LLC (the “Lender”), an affiliate of Cargill Financial Services Corp (“Cargill”). The Lender is a minority interest holder in our majority-owned subsidiary. Pursuant to this agreement, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from Cargill and the majority-owned subsidiary will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is collateralized by all of the assets of the majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At June 30, 2007, we had $105.1 million of non-recourse portfolio notes payable outstanding under this facility. Based on our obligation under this facility, a 50 basis point change in interest rates would increase or decrease our quarterly interest expense by approximately $0.1 million.

Foreign Currency Risk

On June 30, 2007, the Communication Services segment had no material revenue or assets outside the United States. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.

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

At June 30, 2007, our Receivables Management segment operated facilities in the United States only.

For the three and six months ended June 30, 2007 and 2006, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President—Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Executive Vice President—Chief Financial Officer and Treasurer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court’s class certification Order. However, this Petition was denied on June 8, 2007. Thereafter, on June 18, 2007, West and WTC filed a Petition for Review and Request for Stay in the California Supreme Court, but this Petition was denied on June 27, 2007. Discovery in the Superior Court is ongoing with merits discovery scheduled to close on August 16, 2007 and expert discovery set to close on November 16, 2007. The Superior Court has indicated that it will schedule a trial in or around March 2008.

Patricia Sanford, the original plaintiff in the litigation described above, had previously filed a complaint on March 28, 2002 in the United States District Court for the Southern District of California, No. 02-cv-0601-H, against WTC and West Corporation and MWI alleging, among other things, claims under 39 U.S.C. § 3009. Federal court dismissed the federal claims against WTC and West Corporation and declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiff proceeded to arbitrate her claims with MWI and refiled her claims as to WTC and West Corporation in the Superior Court of San Diego County, California as described above. Plaintiff has contended that the order of dismissal in federal court was not a final order and that the federal case is still pending against West Corporation and WTC. The District Court on December 30, 2004 confirmed the arbitration award in the arbitration between plaintiff and MWI. Plaintiff filed a Notice of Appeal on January 28, 2005. Preston Smith and Rita Smith, whose motion to intervene was denied by the District Court, have also sought to appeal. WTC and West Corporation moved to dismiss the appeal and joined in a motion to dismiss the appeal filed by MWI. On April 16, 2007 the Ninth District affirmed the district court’s dismissal of the claims against West Corporation but vacated the order compelling arbitration with MWI and remanded the case to the district court. WTC and West Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with the claims in the state and federal actions described above.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state trial court certified a class of Ohio residents. West and WTC filed a notice of appeal from that decision, and plaintiffs cross-appealed. The appeal was briefed and was then argued on February 26, 2007. On April 12, 2007, the Court of Appeal affirmed in part and reversed in part the trial court’s Order. The Court of Appeal ordered certification of a class of: “All residents of Ohio who, from September 1, 1998 through July 2, 2001 (a) called a toll-free number, marketed by West and MWI, to purchase any Tae-Bo product, (b) purchased a Tae-Bo product; (c) subsequently were enrolled in an MWI membership program; and (d) were charged for the MWI membership on their credit/debit card. Not included in the class are defendants, and their officers, directors, employees, agents, and/or affiliates.” West and WTC sought review of this ruling by the Ohio Supreme Court on June 7, 2007 which is currently pending. On April 20, 2006, the trial court denied West and WTC’s motion for judgment on the pleadings. West and WTC’s summary judgment motion remains pending. The trial court has stayed all further action in the case pending resolution of the appeal. West Corporation and West Telemarketing Corporation are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Polygon Appraisal. On October 19, 2006, Polygon Global Opportunity Master Fund (“Polygon”) notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company’s common stock outstanding prior to the recapitalization. On February 9, 2007, Polygon filed a petition for appraisal in the Court of Chancery of the State of Delaware, New Castle County, seeking to have the Court determine the fair value of its shares at the time of the recapitalization and a monetary award of the fair value, along with interest and costs. We included in our condensed consolidated balance sheet at June 30, 2007, a liability relating to the Polygon shares for approximately $170.6 million, which is based on the $48.75 per share consideration Polygon would have received in the recapitalization if it did not perfect its appraisal rights. We do not believe that any difference between this accrual and the final award or settlement in the appraisal proceedings (including any potential interest award) will have a material effect on our financial position, results of operations, or cash flows. The Court has scheduled a trial for January 28 through February 1, 2008.

Federal communications commission inquiry. On June 22, 2007 we received a letter from the Investigations and Hearing Division of the Federal Communications Commission (FCC) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S and responded to the FCC’s inquiry accordingly. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance.

Item 1A.	Risk Factors

You should carefully consider the risks described below and those disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. If any of the risks occur, our business, financial condition, liquidity and results of operations could be seriously harmed.

•	We may not be able to compete successfully in our highly competitive industries.

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

•

On June 22, 2007 we received a letter from the Investigations and Hearing Division of the Federal Communications Commission (FCC) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S and responded to the FCC’s inquiry accordingly. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance.

•

Pending and future litigation may divert management’s time and attention and result in substantial costs of defense, damages or settlement, which could adversely affect our business, results of operations and financial condition.

•	Our business, results of operations and financial condition could be adversely affected if we are unable to maximize the use of our contact centers.

•	If we are unable to integrate or achieve the objectives of our recent and future acquisitions, our overall business may suffer.

•	Our ability to recover charged-off consumer receivables may be limited under federal and state laws.

•	Increases in the cost of voice and data services or significant interruptions in these services could adversely affect our business, results of operations and financial condition.

•	We depend on key personnel.

•	Our inability to continue to attract and retain a sufficient number of qualified employees could adversely affect our business, results of operations and financial condition.

•	Increases in labor costs and turnover rates could adversely affect our business, results of operations and financial condition.

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

•	Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

•	Our contracts are generally not exclusive and typically do not provide for revenue commitments.

•	Our data and contact centers are exposed to interruption.

•	Acts of terrorism or war could adversely affect our business, results of operations and financial condition.

•	We may not be able to adequately protect our proprietary information or technology.

•	Our technology and services may infringe upon the intellectual property rights of others.

•	Our business depends on our ability to keep pace with our clients’ needs for rapid technological change and systems availability.

•	If we are unable to complete future acquisitions, our business strategy and earnings may be negatively affected.

•

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

•

We may not be able to generate sufficient cash to service all of our indebtedness, including the senior notes and senior subordinated notes, and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

•

The notes and the related guarantees are effectively subordinated to all of our secured debt and if a default occurs, we may not have sufficient funds to fulfill our obligations under the notes and the related guarantees.

•

The senior notes and senior subordinated notes are structurally subordinated to all indebtedness of our existing or future subsidiaries that do not become guarantors of the senior notes and senior subordinated notes.

•	If we default on our obligations to pay our indebtedness, we may not be able to make payments on the senior notes and senior subordinated notes.

•	We may not be able to repurchase the senior notes and senior subordinated notes upon a change of control.

•

The lenders under our new senior secured credit facilities have the discretion to release the guarantors under our new senior secured credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the senior notes and senior subordinated notes.

Item 6.	Exhibits

10.01	Amendment No. 2, dated as of May 11, 2007, by and among West Corporation, Omnium Worldwide, Inc., as borrower and guarantor, and Lehman Commercial Paper, Inc. (“Lehman”), as administrative agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2007).

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President - Chief Financial Officer and Treasurer

Date: August 8, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.01	Amendment No. 2, dated as of May 11, 2007, by and among West Corporation, Omnium Worldwide, Inc., as borrower and guarantor, and Lehman Commercial Paper, Inc. (“Lehman”), as administrative agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2007).

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002