Form 10-Q
period 2007-09-30
WEST CORP
filed 2007-11-07
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 22, 2007, 86,907,564.7 shares of the registrant’s Class A common stock and 9,898,445.5875 shares of the registrant’s Class L common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

November 5, 2007

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE	$531,098	$473,245	$1,559,917	$1,359,661
COST OF SERVICES	228,309	206,733	671,600	604,147
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	217,213	183,315	616,581	524,425

OPERATING INCOME	85,576	83,197	271,736	231,089
OTHER INCOME (EXPENSE):
Interest income	3,384	488	10,216	1,651
Interest expense	(88,135)	(12,646)	(251,790)	(29,072)
Other	1,436	697	2,712	1,511

Other income (expense)	(83,315)	(11,461)	(238,862)	(25,910)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	2,261	71,736	32,874	205,179
INCOME TAX EXPENSE (BENEFIT)	(3,780)	25,105	7,147	73,110

INCOME BEFORE MINORITY INTEREST	6,041	46,631	25,727	132,069
MINORITY INTEREST IN NET INCOME	4,120	3,710	12,275	10,334

NET INCOME	$1,921	$42,921	$13,452	$121,735

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,595	$214,932
Trust cash	22,802	7,104
Accounts receivable, net of allowance of $6,852 and $8,543	309,391	285,087
Portfolio receivables, current portion	64,955	64,651
Other current assets	46,470	54,382

Total current assets	556,213	626,156
PROPERTY AND EQUIPMENT:
Property and equipment	808,309	743,399
Accumulated depreciation and amortization	(511,091)	(448,692)

Total property and equipment, net	297,218	294,707
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	126,624	85,006
GOODWILL	1,282,434	1,186,375
INTANGIBLE ASSETS, net of accumulated amortization of $137,905 and $89,645	360,926	195,412
OTHER ASSETS	149,950	148,200

TOTAL ASSETS	$2,773,365	$2,535,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$56,606	$40,613
Accrued expenses	233,590	376,317
Current maturities of long term debt	17,958	21,000
Current maturities of portfolio notes payable	72,656	59,656

Total current liabilities	380,810	497,586
PORTFOLIO NOTES PAYABLE, less current maturities	38,691	27,590
LONG TERM OBLIGATIONS, less current maturities	3,458,425	3,179,000
DEFERRED INCOME TAXES	43,465	18,320
OTHER LONG TERM LIABILITIES	41,428	26,959

Total liabilities	3,962,819	3,749,455

COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	11,998	10,299
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,893 and 9,777 SHARES ISSUED AND OUTSTANDING	997,891	903,656

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 86,868 and 85,938 shares issued and outstanding	87	86
Additional paid-in capital	2,053	78,427
Retained deficit	(2,197,225)	(2,206,641)
Accumulated other comprehensive income (loss)	(4,258)	574

Total stockholders’ deficit	(2,199,343)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,773,365	$2,535,856

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,452	$121,735
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	75,915	70,562
Amortization	60,935	29,210
Debt issuance cost amortization	11,045	651
Deferred income tax expense (benefit)	(1,070)	15,887
Minority interest in earnings, net of distributions of $10,980 and $14,558	1,295	(4,216)
Provision for share based compensation	951	11,095
Other	(336)	359
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,198)	(39,998)
Other assets	(14,842)	(17,659)
Accounts payable	4,380	(6,049)
Accrued expenses, other liabilities and income tax payable	35,970	43,924

Net cash flows from operating activities	182,497	225,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs, net of cash received of $21,410 and $103,448	(291,735)	(602,484)
Purchases of property and equipment	(73,771)	(92,796)
Purchases of portfolio receivables	(96,492)	(73,328)
Collections applied to principal of portfolio receivables	54,570	44,097
Other	891	420

Net cash flows from investing activities	(406,537)	(724,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	300,000	—
Payment to shareholders in exchange of stock	(170,625)	—
Net change in revolving bank credit facility	—	445,000
Proceeds from issuance of portfolio notes payable	81,445	61,521
Repayments of portfolio notes payable	(57,344)	(36,100)
Principal repayments on the senior secured term loan facility	(23,618)	—
Proceeds from stock options exercised	—	18,540
Excess tax benefits from stock options exercised	—	9,053
Payments of capital lease obligations	(731)	(2,590)
Debt issuance costs	(2,299)	(1,291)
Other	(4,772)	—

Net cash flows from financing activities	122,056	494,133

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(353)	(104)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(102,337)	(4,561)
CASH AND CASH EQUIVALENTS, Beginning of period	214,932	30,835

CASH AND CASH EQUIVALENTS, End of period	$112,595	$26,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$195,666	$22,604

Cash paid (received) during the period for income taxes, net of cash refunds received of $5,966 and $4,017	$(552)	$20,657

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Issuance of common stock in a business acquisition	$11,616	$—

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recapitalization - On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing West Corporation. Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. The recapitalization has been accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities have been maintained. The net recapitalization amount was first applied against additional paid-in capital in excess of par value until that was exhausted and the remainder was applied against the accumulated deficit.

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

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2007 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue Recognition - The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that calls are processed by an agent, based on the number of calls and/or time processed on behalf of clients or on a success rate or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Our emergency communications services revenue is generated primarily from monthly fees which are recognized in the months services are performed. Notification revenue is recognized in the month services are performed. Nonrefundable up front fees and related costs are recognized ratably over the term of the contract or the expected life of the customer relationship, whichever is longer.

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

We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. We follow American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 states that if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense are established in the current period for the amount required to maintain the internal rate of return, or “IRR”, expectations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Portfolios acquired prior to December 31, 2004 will continue to be governed by Accounting Standards Executive Committee Practice Bulletin 6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material. During the three and nine months ended September 30, 2007, no impairment allowances were required. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

Common Stock - As a result of the recapitalization, our publicly traded securities were cancelled. Our current equity investors (i.e., the Sponsors, the Founders and certain members of management) acquired a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share) in exchange for cash or in respect of converted shares. Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Conversion of Class L shares: Class L shares automatically convert into Class A shares immediately prior to an Initial Public Offering (“IPO”). Also, the board of directors may elect to cause all Class L shares to be converted into Class A shares in connection with a transfer (by stock sale, merger or otherwise) of a majority of all common stock to a third party (other than to Thomas H. Lee Partners, LP and its affiliates). In the case of any such conversion (whether at an IPO or sale), if any unpaid Class L priority return (base $90/share plus accrued 12% IRR) remains unpaid at the time of conversion it will be “paid” in additional Class A shares valued at the deal price (in case of IPO, at the IPO price net of underwriter’s discount); that is each Class L share would convert into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which is the unpaid priority return on such Class L share and the denominator of which is the value of a Class A share at the time of conversion.

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At September 30, 2007, the 12% priority return preference has been accreted and included in the Class L share balance.

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

Prior to the accelerated vesting as a result of the recapitalization, we recognized the cost of all share-based awards on a straight-line basis over the vesting period of the award net of estimated forfeitures. Immediately following the recapitalization, each stock option issued and outstanding under our 1996 Stock Incentive Plan and 2006 Stock Incentive Plan, whether or not then vested, was cancelled and converted into the right to receive payment from us (subject to any applicable withholding taxes) equal to the product of the excess of $48.75 less the respective stock option exercise price multiplied by the number of options held. Also immediately following the recapitalization, the unvested restricted shares were vested and cancelled and the holders of those securities received $48.75 per share, less applicable withholding taxes. All options had grant date exercise prices less than $48.75. Certain members of our executive officers agreed to convert (“rollover”) existing vested options in exchange for new options.

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

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, SFAS 157 will have on our financial statements.

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

2. MERGERS AND ACQUISITIONS

Omnium

On May 4, 2007, we completed our previously announced acquisition of all of the outstanding shares of Omnium Worldwide, Inc. (“Omnium”) pursuant to the Agreement and Plan of Merger, dated as of April 18, 2007, by and among West Corporation, Platte Acquisition Corp., a wholly owned subsidiary of West Corporation, and Omnium. The purchase price including transaction costs and working capital adjustment, net of cash received of $15.2 million, was approximately $127.1 million in cash and $11.6 million in Company equity (116,160 Class L shares and 929,280 Class A shares). We funded the acquisition with proceeds from the amended senior secured term loan facility and cash on hand. The results of Omnium’s operations have been included in our consolidated financial statements in the Receivables Management segment since May 1, 2007.

Omnium is a provider of revenue cycle management solutions to the insurance, financial services, communications and healthcare industries and of overpayment identification and claims subrogation to the insurance industry. Omnium utilizes proprietary technology, data models and business processes to improve its clients’ cash flows. Omnium also provides services of identifying and processing probate claims on behalf of credit grantors.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands) May 1, 2007
Cash	$15,230
Other current assets	23,257
Property and equipment	10,344
Intangible assets	69,497
Goodwill	68,962

Total assets acquired	187,290

Current liabilities	32,479
Capital lease obligations	933

Total liabilities assumed	33,412

Net assets acquired	$153,878

TeleVox

On March 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of TeleVox Software, Incorporated (“TeleVox”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Ringer Acquisition Corp., a wholly owned subsidiary of West Corporation, and TeleVox. The purchase price, net of cash received of $5.2 million and transaction costs, was approximately $128.9 million in cash. We funded the acquisition with cash on hand and the proceeds from the amended senior secured term loan facility. The results of TeleVox’s operations have been included in our consolidated financial statements in the Communications Services segment since March 1, 2007.

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

(Amounts in thousands) March 1, 2007
Cash	$5,161
Other current assets	6,041
Property and equipment	1,012
Other long term assets	5,053
Intangible assets	50,000
Goodwill	83,020

Total assets acquired	150,287

Current liabilities	15,975
Capital lease obligations	131
Other long term liabilities	119

Total liabilities assumed	16,225

Net assets acquired	$134,062

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CenterPost

On February 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of CenterPost Communications, Inc. (“CenterPost”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Platinum Acquisition Corp., a wholly owned subsidiary of West Corporation, and CenterPost. The purchase price, net of cash received of $1.0 million and transaction costs, was approximately $22.4 million in cash. We funded the acquisition with cash on hand. The results of CenterPost’s operations have been included in our consolidated financial statements in the Communications Services segment since February 1, 2007. On April 2, 2007 CenterPost changed its name to West Notifications Group, Inc. (“WNG”).

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

(Amounts in thousands) February 1, 2007
Cash	$1,019
Other current assets	1,001
Property and equipment	464
Intangible assets	11,500
Goodwill	11,481

Total assets acquired	25,465

Current liabilities	2,056

Total liabilities assumed	2,056

Net assets acquired	$23,409

Pro forma

Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and nine months ended September 30, 2007 and 2006 would have been, in thousands, as follows:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$531,098	$511,212	$1,591,660	$1,532,612
Net Income	$1,921	$32,169	$11,415	$100,998

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the nine months ended September 30, 2007, in thousands:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at December 31, 2006	$498,630	$551,873	$135,872	$1,186,375
Acquisitions of WNG and TeleVox	94,501	—	—	94,501
Acquisition of Omnium	—	—	68,962	68,962
Impairment of majority owned subsidiary	(8,843)	—	—	(8,843)
Purchase accounting adjustments	(50,807)	(7,754)	—	(58,561)

Balance at September 30, 2007	$533,481	$544,119	$204,834	$1,282,434

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Omnium included its position in a large and growing market and margin expansion opportunities due to additional scale.

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of TeleVox included its position in a large and growing market and margin expansion opportunities due to additional scale.

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of WNG included its position in a growing market and margin expansion opportunities due to additional scale. Further, WNG complements the existing offerings of our Communications Services segment, providing cross-selling opportunities.

During the three months ended September 30, 2007, we recorded an $8.8 million amortization charge to write-off the goodwill associated with our investment in a majority-owned subsidiary.

During the three months ended September 30, 2007, we completed the purchase price allocation for the InPulse acquisition. The results of the valuation of certain intangible assets required a reduction of $9.9 million to be allocated to finite lived intangible assets and a corresponding increase to goodwill and a decrease in deferred taxes from what was previously estimated. The estimated increase (reduction) in amortization expense for the InPulse intangible assets in 2007 through 2011 is approximately $24,000, $0.1 million, ($2.2) million, ($3.0) million and ($3.0) million, respectively.

During the nine months ended September 30, 2007, we completed the purchase price allocation for the Raindance acquisition. The results of the valuation of certain intangible assets required an additional $14.2 million to be allocated to finite lived intangible assets and a corresponding reduction to goodwill and an increase in deferred taxes from what was previously estimated. The estimated increase in amortization expense for the Raindance intangible assets in 2007 through 2011 is approximately $3.7 million, $4.1 million, $2.9 million, $2.6 million and $1.7 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2007, we completed the purchase price allocation for the Intrado acquisition. The results of the valuation of certain intangible assets required an additional $77.9 million to be allocated to finite lived intangible assets and a corresponding reduction to goodwill and an increase in deferred taxes from what was previously estimated. The estimated increase in amortization expense for the Intrado intangible assets in 2007 through 2011 is approximately $2.7 million, $3.5 million, $3.5 million, $4.4 million and $5.3 million, respectively.

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

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

Intangible assets	As of September 30, 2007			Weighted Average Amortization Period (Years)
	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$364,368	$(112,993)	$251,375	8.5
Technology	55,919	(9,302)	46,617	5.2
Trade names	44,885	—	44,885	Indefinite
Trade names (finite lived) and other intangible assets	18,696	(9,081)	9,615	4.7
Patents	14,963	(6,529)	8,434	17.0

Total	$498,831	$(137,905)	$360,926

	As of December 31, 2006			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$226,506	$(75,807)	$150,699	7.1
Technology	4,570	(1,170)	3,400	4.9
Trade names	23,910	—	23,910	Indefinite
Trade names (finite lived) and other intangible assets	15,108	(6,799)	8,309	4.6
Patents	14,963	(5,869)	9,094	17.0

Total	$285,057	$(89,645)	$195,412

Amortization expense for finite lived intangible assets was $19.0 million and $9.5 million for the three months ended September 30, 2007 and 2006, respectively, and $48.3 million and $26.2 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2007 and the next five years is as follows:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2007	$66.9 million
2008	$66.6 million
2009	$59.2 million
2010	$40.9 million
2011	$29.1 million
2012	$22.9 million

4. PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the nine and twelve months ended September 30, 2007 and December 31, 2006, respectively, in thousands, were as follows:

Balance at January 1, 2006	$94,450
Cash purchases	18,242
Non recourse borrowing purchases	97,871
Recoveries	(169,809)
Proceeds from portfolio sales, net of putbacks	(29,527)
Revenue recognized	139,983
Purchase putbacks	(1,553)

Balance at December 31, 2006	$149,657
Less: current portion	(64,651)

Portfolio receivables, net of current portion	$85,006

Balance at January 1, 2007	$149,657
Cash purchases	16,123
Non recourse borrowing purchases	81,445
Recoveries	(144,056)
Proceeds from portfolio sales, net of putbacks	(22,126)
Revenue recognized	111,612
Purchase putbacks	(1,076)

Balance at September 30, 2007	$191,579
Less: current portion	(64,955)

Portfolio receivables, net of current portion	$126,624

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES

Accrued expenses in thousands consisted of the following as of:

	September 30, 2007	December 31, 2006
Accrued wages	$46,962	$60,282
Interest payable	66,869	22,735
Deferred revenue	19,989	19,763
Accrued phone	21,348	17,891
Accrued other taxes (non-income related)	18,366	9,223
Accrued employee benefit costs	11,028	23,075
Interest rate hedge position	6,263	—
Customer deposits	4,360	3,149
Other current liabilities	38,405	38,724
Stock purchase obligation	—	170,625
Acquisition earnout commitments	—	10,850

	$233,590	$376,317

During September 2007 the stock purchase obligation related to the recapitalization was settled for $48.75 per share, the same amount received in the recapitalization as all other former public shareholders of the Company, plus interest at 8.25%, for a total of $170.625 million plus interest of approximately $13.3 million. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information regarding this obligation settlement.

6. LONG TERM OBLIGATIONS

On May 11, 2007, West Corporation, Omnium Worldwide, Inc., a subsidiary of West (“Omnium”), as borrower and guarantor, and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement, dated as of October 24, 2006, by and among West, Lehman, as administrative agent, the various lenders party thereto, as lenders, and the other agents named therein, as amended by Amendment No. 1, dated as of February 14, 2007, among West, certain domestic subsidiaries of West and Lehman (as so amended, the “Credit Agreement”).

The terms of the Second Amendment include an expansion of the term loan credit facility by $135.0 million in incremental term loans. After the expansion of the term loan credit facility, the aggregate facility is $2.4 billion. In connection with the Second Amendment, Omnium delivered a Supplement to the Guaranty Agreement, dated as of October 24, 2006, and a Supplement to the Security Agreement, dated as of October 24, 2006, which supplements work to, among other things, include Omnium as a guarantor of the obligations and a grantor of a security interest, respectively, under the Credit Agreement.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest Rate Protection

In October 2006 we entered into a three-year interest rate swap to hedge the cash flows from our variable rate debt, which effectively converted the hedged portion to fixed rate debt on our outstanding senior secured term loan facility. In August 2007 we entered into an additional two-year interest rate swap with the same objective of converting the hedged portion to fixed rate debt. The initial assessment of hedge effectiveness was performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The October 2006 agreements hedge notional amounts of $800.0 million, $680.0 million and $600.0 million for the twelve months ending October 24, 2007, the twenty-four months ending October 24, 2008 and the thirty-six months ending October 24, 2009, respectively. The August 2007 agreements hedge notional amounts of $120.0 million for the twenty-four months ending August 28, 2009. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income until earnings are affected by the hedged item. At September 30, 2007, our gross fair value liability position was approximately $6.3 million. We experienced no ineffectiveness during the three and nine months ended September 30, 2007.

The following chart summarizes interest rate hedge transactions effective during 2007 and 2006 (dollars in thousands):

Accounting Method	Effective Dates	Nominal Amount	Fixed Interest Rate	Status
Change in variable cash flow	10/24/06-10/24/07	$800,000	5.0% - 5.005%	Outstanding
Change in variable cash flow	10/24/07-10/24/08	$680,000	5.0% - 5.005%	Outstanding
Change in variable cash flow	10/24/08-10/24/09	$600,000	5.0% - 5.005%	Outstanding
Change in variable cash flow	8/28/07-8/28/09	$120,000	4.81% - 4.815%	Outstanding

7. INCOME TAXES

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. After the adoption of FIN 48, we have total liabilities for unrecognized tax benefits of $14.0 million. Of this amount, $4.0 million was recorded as a decrease to beginning retained deficit for the cumulative effect of adopting FIN 48. The entire $14.0 million is classified as a non-current liability on our condensed consolidated balance sheet.

Included in the liability for income tax payable at the date of adoption of FIN 48, January 1, 2007, were approximately $14.0 million of tax positions that, if recognized, would affect the effective tax rate. We do not currently anticipate significant changes to the amount of unrecognized tax benefits over the next year.

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption of FIN 48, January 1, 2007, we accrued approximately $4.3 million for the payment of tax-related interest and penalties. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All federal income tax returns are closed for years prior to 2003.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Stock option activity under the EIP for the nine months ended September 30, 2007 is set forth below:

	Options Available for Grant	Options Outstanding
		Number of Options		Weighted Average Exercise Price
Balance at January 1, 2007	545,347	2,530,000	*	$1.64
Granted	(227,500)	227,500	*	1.64
Canceled	170,000	(170,000)		1.64
Exercised	—	—		—

Balance at September 30, 2007	487,847	2,587,500		$1.64

Executive Management Rollover Options:
Balance at January 1, 2007	17	3,239,721	**	$33.47
Canceled	—	—		—
Exercised	—	—		—

Balance at September 30, 2007	17	3,239,721		$33.47

*	At September 30, 2007, we expect 2,371,450 of these options will vest.

There is no intrinsic value of options expected to vest at September 30, 2007.

**	The rollover options are fully vested.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the information on the options granted under the EIP:

Outstanding				Exercisable
Exercise Price	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	2,587,500	9.17	$1.64	—	$1.64

The following table summarizes the information on the rollover options granted under the EIP in 2006 and outstanding at September 30, 2007:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$33.00	2,877,309	5.1	$33.00	2,877,309	$33.00
$34.01	79,380	5.2	$34.01	79,380	$34.01
$38.15	283,032	5.1	$38.15	283,032	$38.15

$33.00 - $38.15	3,239,721	5.1	$33.47	3,239,721	$33.47

The aggregate intrinsic value of these options at September 30, 2007 was approximately $24.0 million.

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

At September 30, 2007 there was approximately $2.3 million of unrecorded and unrecognized compensation cost related to unvested share based compensation under the EIP. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

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

Performance conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date as those conditions are restrictions that stem from the forfeitability of instruments to which employees have not yet earned the right. Paragraph A64 of FAS 123R requires that if the vesting of an award is based on satisfying both a service and performance condition, the company must initially determine which outcomes are probable of achievement and recognize the compensation cost over the longer of the explicit or implicit service period. Since an exit event is currently not considered probable nor is the meeting of the performance objectives, no compensation costs will be recognized on Tranches 2 or 3 until those events become probable. The unrecognized compensation costs of Tranches 2 and 3 in the aggregate total $7.4 million.

Restricted stock activity under the EIP for the nine months ended September 30, 2007 is set forth below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Restricted Stock Outstanding
	Restricted Stock Available for Grant	Number of Shares	Fair Value
Balance at January 1, 2007	480,925	7,720,000	$1.43
Granted	—	—	—
Canceled	—	—	—

Balance at September 30, 2007	480,925	7,720,000	$1.43

The following table summarizes the information on the restricted stock granted in 2006 under the EIP at September 30, 2007:

	Outstanding
Fair Value	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Grant Date Fair Value
$1.43	7,720,000	9.17	$1.43

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

At September 30, 2007 there was approximately $3.1 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options	$138	$3,719	$399	$10,757
Restricted stock	184	89	552	291
Employee stock purchase plan	—	—	—	47

	$322	$3,808	$951	$11,095

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

	Three months ended September 30,		Nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Net Income	$1,921	$42,921	$13,452	$121,735
Currency translation adjustment	794	(144)	1,431	124
Unrealized (loss) on cash flow hedge	(9,841)	—	(6,263)	—

Total comprehensive income (loss)	$(7,126)	$42,777	$8,620	$121,859

10. BUSINESS SEGMENTS

We operate in three segments: Communication Services, Conferencing Services and Receivables Management. These segments are consistent with our management of the business and operating focus.

The Communication Services segment is comprised of dedicated agent, shared agent, automated, business-to-business services, emergency infrastructure systems and services and notification services. The Conferencing Services segment is composed of audio, web and video conferencing services. The Receivables Management segment is composed of debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, revenue cycle management solutions and overpayment identification and claims subrogation to the insurance industry.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(amount in thousands)
Revenue:
Communication Services	$273,945	$259,106	$810,915	$736,833
Conferencing Services	182,420	156,099	542,237	448,816
Receivables Management	76,453	59,465	211,234	178,641
Intersegment eliminations	(1,720)	(1,425)	(4,469)	(4,629)

Total	$531,098	$473,245	$1,559,917	$1,359,661

Operating Income:
Communication Services	$26,556	$29,149	$91,856	$85,321
Conferencing Services	45,402	43,428	138,996	113,959
Receivables Management	13,618	10,620	40,884	31,809

Total	$85,576	$83,197	$271,736	$231,089

Depreciation and Amortization
(Included in Operating Income)
Communication Services	$31,187	$18,918	$74,108	$51,751
Conferencing Services	16,067	14,618	47,707	41,429
Receivables Management	7,002	2,240	15,035	6,592

Total	$54,256	$35,776	$136,850	$99,772

Capital Expenditures:
Communication Services	$14,275	$9,085	$35,886	$27,446
Conferencing Services	9,393	6,837	25,669	26,044
Receivables Management	2,203	917	4,160	5,699
Corporate	919	30,830	8,056	33,607

Total	$26,790	$47,669	$73,771	$92,796

	As of September 30, 2007	As of December 31, 2006
	(amount in thousands)
Assets:
Communication Services	$1,083,227	$933,716
Conferencing Services	868,116	835,399
Receivables Management	566,003	355,555
Corporate	256,019	411,186

Total	$2,773,365	$2,535,856

There are no material revenues or assets outside of the United States.

For the three months ended September 30, 2007 and 2006, our largest 100 clients represented 58% and 64% of our total revenue, respectively. For the nine months ended September 30, 2007 and 2006, our largest 100 clients represented 57% and 61% of our total revenue, respectively. On December 29, 2006 the Federal Communications Commission approved the merger of AT&T, Cingular, SBC and Bell South. The aggregate revenue as a percentage of our total revenue from these entities in the three months ended September 30, 2007 and 2006 was approximately 14% and 18% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from these entities in the nine months ended September 30, 2007 and 2006 was approximately 14% and 17% of our total revenue, respectively.

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

On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court’s class certification Order. However, this Petition was denied on June 8, 2007. Thereafter, on June 18, 2007, West and WTC filed a Petition for Review and Request for Stay in the California Supreme Court, but this Petition was denied on June 27, 2007. Discovery in the Superior Court is ongoing with merits discovery scheduled to close on December 7, 2007 and expert discovery set to close on January 10, 2008. The Superior Court has currently set this matter for trial on March 28, 2008.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state trial court certified a class of Ohio residents. West and WTC filed a notice of appeal from that decision, and plaintiffs cross-appealed. The appeal was briefed and was then argued on February 26, 2007. On April 12, 2007, the Court of Appeal affirmed in part and reversed in part the trial court’s Order. The Court of Appeal ordered certification of a class of: “All residents of Ohio who, from September 1, 1998 through July 2, 2001 (a) called a toll-free number, marketed by West and MWI, to purchase any Tae-Bo product, (b) purchased a Tae-Bo product; (c) subsequently were enrolled in an MWI membership program; and (d) were charged for the MWI membership on their credit/debit card. Not included in the class are defendants, and their officers, directors, employees, agents, and/or affiliates.” West and WTC sought review of this ruling by the Ohio Supreme Court, however, on October 3, 2007, the Ohio Supreme Court declined to review the case. West and WTC’s summary judgment motion remains pending. West Corporation and WTC are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Polygon Appraisal. On October 19, 2006, Polygon Global Opportunity Master Fund (“Polygon”) notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company’s common stock outstanding prior to the recapitalization. On February 9, 2007, Polygon filed a petition for appraisal in the Court of Chancery of the State of Delaware, New Castle County, seeking to have the Court determine the fair value of its shares at the time of the recapitalization and a monetary award of the fair value, along with interest and costs. On September 21, 2007 the parties entered into a settlement agreement whereby the Company paid Polygon $48.75 per share, the same amount received in the recapitalization as all other former public shareholders of West, plus interest at 8.25%.

Federal Communications Commission Inquiry. On June 22, 2007 we received a letter from the Investigations and Hearing Division of the Federal Communications Commission (FCC) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S and responded to the FCC’s inquiry accordingly. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance. On October 2, 2007 the FCC

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

entered an order in Qwest Communications Corp. v. Farmers and Merchants Mutual Telephone Co. determining that conference calling companies are both customers and end users. The Company believes this order supports the Company’s position and a supplemental response to the FCC’s June 22, 2007 inquiry was provided to the FCC. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this inquiry.

12. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

In connection with the issuance of the senior notes and senior subordinated notes, West Corporation and our U.S. based wholly owned subsidiaries guaranteed, jointly, severally, fully and unconditionally, the payment of principal, premium and interest. Presented below is condensed consolidated financial information for West Corporation and our subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended September 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$462,173	$84,565	$(15,640)	$531,098
COST OF SERVICES	—	205,887	38,062	(15,640)	228,309
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	277	189,861	27,075	—	217,213

OPERATING INCOME	(277)	66,425	19,428	—	85,576
OTHER INCOME (EXPENSE):
Interest Income	3,262	(285)	407	—	3,384
Interest Expense	(43,969)	(39,457)	(4,709)	—	(88,135)
Subsidiary Income	5,819	2,538	—	(8,357)	—
Other	15,010	(14,067)	493	—	1,436

Other income (expense)	(19,878)	(51,271)	(3,809)	(8,357)	(83,315)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(20,155)	15,154	15,619	(8,357)	2,261
INCOME TAX EXPENSE (BENEFIT)	(22,076)	9,587	8,709	—	(3,780)

INCOME BEFORE MINORITY INTEREST	1,921	5,567	6,910	(8,357)	6,041
MINORITY INTEREST IN NET INCOME	—	—	4,120	—	4,120

NET INCOME	$1,921	$5,567	$2,790	$(8,357)	$1,921

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Nine Months Ended September 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,358,269	$250,478	$(48,830)	$1,559,917
COST OF SERVICES	—	607,786	112,644	(48,830)	671,600
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(46)	554,692	61,935	—	616,581

OPERATING INCOME	46	195,791	75,899	—	271,736
OTHER INCOME (EXPENSE):
Interest Income	9,434	(242)	1,024	—	10,216
Interest Expense	(127,712)	(111,922)	(12,156)	—	(251,790)
Subsidiary Income	40,295	26,507	—	(66,802)	—
Other	43,221	(41,933)	1,424	—	2,712

Other income (expense)	(34,762)	(127,590)	(9,708)	(66,802)	(238,862)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(34,716)	68,201	66,191	(66,802)	32,874
INCOME TAX EXPENSE (BENEFIT)	(48,168)	28,583	26,732	—	7,147

INCOME BEFORE MINORITY INTEREST	13,452	39,618	39,459	(66,802)	25,727
MINORITY INTEREST IN NET INCOME	—	—	12,275	—	12,275

NET INCOME	$13,452	$39,618	$27,184	$(66,802)	$13,452

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended September 30, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$416,290	$72,141	$(15,186)	$473,245
COST OF SERVICES	—	191,040	30,879	(15,186)	206,733
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,023)	170,006	15,332	—	183,315

OPERATING INCOME	2,023	55,244	25,930	—	83,197
OTHER INCOME (EXPENSE):
Interest Income	173	8	307	—	488
Interest Expense	(516)	(9,915)	(2,215)	—	(12,646)
Subsidiary Income	32,216	11,560	—	(43,776)	—
Other	15,004	(14,566)	259	—	697

Other income (expense)	46,877	(12,913)	(1,649)	(43,776)	(11,461)
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	48,900	42,331	24,281	(43,776)	71,736
INCOME TAX EXPENSE (BENEFIT)	5,979	10,206	8,920	—	25,105
INCOME BEFORE MINORITY INTEREST	42,921	32,125	15,361	(43,776)	46,631
MINORITY INTEREST IN NET INCOME	—	—	3,710	—	3,710

NET INCOME	$42,921	$32,125	$11,651	$(43,776)	$42,921

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Nine Months Ended September 30, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,200,603	$203,860	$(44,802)	$1,359,661
COST OF SERVICES	—	561,241	87,708	(44,802)	604,147
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	334	480,672	43,419	—	524,425

OPERATING INCOME	(334)	158,690	72,733	—	231,089
OTHER INCOME (EXPENSE):
Interest Income	354	418	879	—	1,651
Interest Expense	(1,138)	(22,084)	(5,850)	—	(29,072)
Subsidiary Income	76,369	31,526	—	(107,895)	—
Other	44,670	(42,941)	(218)	—	1,511

Other income (expense)	120,255	(33,081)	(5,189)	(107,895)	(25,910)
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	119,921	125,609	67,544	(107,895)	205,179
INCOME TAX EXPENSE (BENEFIT)	(1,814)	49,515	25,409	—	73,110
INCOME BEFORE MINORITY INTEREST	121,735	76,094	42,135	(107,895)	132,069
MINORITY INTEREST IN NET INCOME	—	—	10,334	—	10,334

NET INCOME	$121,735	$76,094	$31,801	$(107,895)	$121,735

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		September 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,258	$2,032	$47,305	$—	$112,595
Trust cash	—	22,802	—	—	22,802
Accounts receivable, net	—	280,205	29,186	—	309,391
Intercompany receivables	—	1,865,382	—	(1,865,382)	—
Portfolio receivables, current portion	—	—	64,955	—	64,955
Other current assets	2,619	38,775	5,076	—	46,470

Total current assets	65,877	2,209,196	146,522	(1,865,382)	556,213
Property and equipment, net	66,398	212,830	17,990	—	297,218
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	126,625	—	126,625
INVESTMENT IN SUBSIDIARIES	2,002,218	49,654	—	(2,051,872)	—
GOODWILL	—	1,282,434	—	—	1,282,434
INTANGIBLES, net	—	360,780	146	—	360,926
OTHER ASSETS	123,615	25,110	1,224	—	149,949

TOTAL ASSETS	$2,258,108	$4,140,004	$292,507	$(3,917,254)	$2,773,365

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,391	$48,241	$6,974	$—	$56,606
Intercompany payables	1,781,759	—	83,623	(1,865,382)	—
Accrued expenses	92,510	115,297	25,783	—	223,590
Current maturities of long term debt	3,221	14,737	—	—	17,958
Current maturities of portfolio notes payable	—	—	72,656	—	72,656

Total current liabilities	1,878,881	178,275	189,036	(1,865,382)	380,810
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	38,691	—	38,691
LONG TERM OBLIGATIONS, less current maturities	1,522,982	1,935,443	—	—	3,458,425
DEFERRED INCOME TAXES	27,108	16,451	(94)	—	43,465
OTHER LONG TERM LIABILITIES	30,589	8,909	1,930	—	41,428
MINORITY INTEREST	—	—	11,998	—	11,998
CLASS L COMMON STOCK	997,891	—	—	—	997,891
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,199,343)	2,000,926	50,946	(2,051,872)	(2,199,343)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,258,108	$4,140,004	$292,507	$(3,917,254)	$2,773,365

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,610	$(13,358)	$25,680	$—	$214,932
Trust cash	—	7,104	—	—	7,104
Accounts receivable, net	—	262,723	22,364	—	285,087
Intercompany receivables	95,680	—	—	(95,680)	—
Portfolio receivables, current portion	—	—	64,651	—	64,651
Other current assets	16,875	33,848	3,659	—	54,382

Total current assets	315,165	290,317	116,354	(95,680)	626,156
Property and equipment, net	66,760	209,657	18,290	—	294,707
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	85,006	—	85,006
INVESTMENT IN SUBSIDIARIES	1,794,851	30,116	—	(1,824,967)	—
GOODWILL	—	1,186,375	—	—	1,186,375
INTANGIBLES, net	—	194,996	416	—	195,412
OTHER ASSETS	128,695	18,230	1,275	—	148,200

TOTAL ASSETS	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,229	$31,434	$5,950	$—	$40,613
Intercompany payables	—	32,248	63,432	(95,680)	—
Accrued expenses	283,450	73,188	19,679	—	376,317
Current maturities of long term debt	21,000	—	—	—	21,000
Current maturities of portfolio notes payable	—	—	59,656	—	59,656

Total current liabilities	307,679	136,870	148,717	(95,680)	497,586
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	27,590	—	27,590
LONG TERM OBLIGATIONS, less current maturities	3,179,000	—	—	—	3,179,000
DEFERRED INCOME TAXES	25,035	(6,362)	(353)	—	18,320
OTHER LONG TERM LIABILITIES	17,655	4,949	4,355	—	26,959
MINORITY INTEREST	—	—	10,299	—	10,299
CLASS L COMMON STOCK	903,656	—	—	—	903,656
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,127,554)	1,794,234	30,733	(1,824,967)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$150,718	$31,779	$182,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(291,735)	—	(291,735)
Purchase of portfolio receivables	—	—	(96,492)	(96,492)
Purchase of property and equipment	(8,056)	(58,762)	(6,953)	(73,771)
Collections applied to principal of portfolio receivables	—	—	54,570	54,570
Other	—	891	—	891

Net cash used in investing activities	(8,056)	(349,606)	(48,875)	(406,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	300,000	—	300,000
Payment to shareholders in exchange of stock	(170,625)	—	—	(170,625)
Proceeds from issuance of portfolio notes payable	—	—	81,445	81,445
Payments of portfolio notes payable	—	—	(57,344)	(57,344)
Principal repayments on the senior secured term loan facility	(4,297)	(19,321)	—	(23,618)
Payments on capital lease obligations	—	(731)	—	(731)
Debt issuance costs	(2,299)	—	—	(2,299)
Other	(4,772)	—	—	(4,772)

Net cash (used in) provided by financing activities	(181,993)	279,948	24,101	122,056

Intercompany	50,698	(65,670)	14,972	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(353)	(353)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(139,351)	15,390	21,624	(102,337)
CASH AND CASH EQUIVALENTS, Beginning of period	202,610	(13,358)	25,680	214,932

CASH AND CASH EQUIVALENTS, End of period	$63,259	$2,032	$47,304	$112,595

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$202,675	$22,826	$225,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(489,394)	(113,090)	—	(602,484)
Purchase of portfolio receivables	—	—	(73,328)	(73,328)
Purchase of property and equipment	(30,830)	(55,244)	(6,722)	(92,796)
Collections applied to principal of portfolio receivables	—	—	44,097	44,097
Other	—	420	—	420

Net cash used in investing activities	(520,224)	(167,914)	(35,953)	(724,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving bank credit facility	445,000	—	—	445,000
Proceeds from issuance of portfolio notes payable	—	—	61,521	61,521
Payments of portfolio notes payable	—	—	(36,100)	(36,100)
Proceeds from stock options exercised	18,540	—	—	18,540
Excess tax benefits from stock options exercised	9,053	—	—	9,053
Payments on capital lease obligations	—	(2,590)	—	(2,590)
Debt issuance costs	(1,291)	—	—	(1,291)

Net cash (used in) provided by financing activities	471,302	(2,590)	25,421	494,133

Intercompany	60,410	(47,688)	(12,722)	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(104)	(104)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,488	(15,517)	(532)	(4,561)
CASH AND CASH EQUIVALENTS, Beginning of period	20,831	(2,386)	12,390	30,835

CASH AND CASH EQUIVALENTS, End of period	$32,319	$(17,903)	$11,858	$26,274

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	revenue from our purchased portfolio receivables;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the impact of foreign currency fluctuations;

•	the impact of pending litigation;

•	the impact of changes in interest rates; and

•	the impact of changes in government regulation and related litigation.

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

•

Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, revenue cycle management, solutions to the insurance, financial services, communications and healthcare industries and overpayment identification and claims subrogation to the insurance industry.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex voice-related transactions.

Overview for the Three and Nine Months Ended September 30, 2007

The following overview highlights the areas we believe are important in understanding our results of operations for the three and nine months ended September 30, 2007. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

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

•

On February 1, 2007, we completed our acquisition of all of the outstanding shares of CenterPost Communications, Inc. (“CenterPost”), now known as West Notifications Group Inc. (“WNG”), pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Platinum Acquisition Corp., a wholly owned subsidiary of West Corporation, and CenterPost. The purchase price, net of cash received of $1.0 million, and estimated transaction costs were approximately $22.4 million in cash. We funded the acquisition with cash on hand.

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

•

On March 1, 2007, we completed our acquisition of all of the outstanding shares of TeleVox Software, Incorporated (“TeleVox”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Ringer Acquisition Corp., a wholly owned subsidiary of West Corporation, and TeleVox. The purchase price, net of cash received of $5.2 million, and estimated transaction costs were approximately $128.9 million in cash. We funded the acquisition with cash on hand and the proceeds from the amended senior secured term loan facility.

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

•

On May 4, 2007, we completed our acquisition of all of the outstanding shares of Omnium Worldwide, Inc. (“Omnium”) pursuant to the Agreement and Plan of Merger, dated as of April 18, 2007, by and among West Corporation, Platte Acquisition Corp., a wholly owned subsidiary of West Corporation, and Omnium. The purchase price including transaction costs and working capital adjustment, net of cash received of $15.2 million, was approximately $127.1 million in cash, $11.6 million in Company equity (116,160 Class L shares and 929,280 Class A shares). We funded the acquisition with proceeds from the Second Amendment described below and cash on hand.

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

•

On September 21, 2007 the Company settled an appraisal rights claim brought by a former shareholder in connection with the Company’s recapitalization. The payment resulting from this settlement was $48.75 per share, the same amount received in the recapitalization as all other former public shareholders of West, plus interest at 8.25%, for a total of $183.9 million.

•

Consolidated revenues increased 12.2% and 14.7% for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006. This increase was derived from organic growth and the acquisitions of Intrado, Inc. (“Intrado”), Raindance Communications, Inc. (“Raindance”), InPulse Response Group Inc. (“Inpulse”), WNG, TeleVox and Omnium.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Revenue: For the third quarter of 2007, revenue improved $57.9 million, or 12.2%, to $531.1 million from $473.2 million for the third quarter of 2006. For the nine months ended September 30, 2007, revenue improved $200.2 million, or 14.7%, to $1,559.9 million from $1,359.7 million for the nine months ended September 30, 2006. The increase in revenue for the three and nine months ended September 30, 2007 included $33.9 million and $134.8 million from acquisitions, respectively. The acquisitions of Intrado, Raindance, InPulse, WNG, TeleVox and Omnium closed on April 4, 2006, April 6, 2006, October 2, 2006, February 1, 2007, March 1, 2007 and May 4, 2007, respectively. In accordance with paragraph 48 of SFAS No. 141 “Business Combinations”, the Company used an accounting date of April 1, 2006 for the Intrado and Raindance acquisitions, October 1, 2006 for the InPulse acquisition and May 1, 2007 for the Omnium acquisition.

For the three and nine months ended September 30, 2007, our top one hundred clients represented 58% and 57% of total revenue, respectively. This compares to 64% and 61% for each of the comparable periods in 2006. On December 29, 2006 the Federal Communications Commission approved the merger of AT&T, Cingular, SBC and Bell South. The aggregate revenue as a percentage of our total revenue from these entities in the three months ended September 30, 2007 and 2006 was approximately 14% and 18% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from these entities in the nine months ended September 30, 2007 and 2006 was approximately 14% and 17% of our total revenue, respectively.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2007	2006	Increase	% Increase	2007	2006	Increase	% Increase
Revenue in thousands:
Communication Services	$273,945	$259,106	$14,839	5.7%	$810,915	$736,833	$74,082	10.1%
Conferencing Services	182,420	156,099	26,321	16.9%	542,237	448,816	93,421	20.8%
Receivables Management	76,453	59,465	16,988	28.6%	211,234	178,641	32,593	18.2%
Intersegment eliminations	(1,720)	(1,425)	(295)	20.7%	(4,469)	(4,629)	160	-3.5%

Total	$531,098	$473,245	$57,853	12.2%	$1,559,917	$1,359,661	$200,256	14.7%

Communication services revenue for the third quarter of 2007 improved $14.8 million, or 5.7%, to $273.9 million from $259.1 million for the third quarter of 2006. The increase in revenue for the three months ended September 30, 2007 is primarily due to the acquisitions of InPulse, WNG and TeleVox, which collectively accounted for $15.6 million of revenue during the period. Our inbound dedicated agent business declined $10.6 million during the three months ended September 30, 2007 compared to the same period in 2006, due to a reduction in services for AT&T and a reduction in non-recurring programs. For the nine months ended September 30, 2007, communication services revenue improved $74.1 million, or 10.1%, to $810.9 million from $736.8 million for the nine months ended September 30, 2006. The increase in revenue for the nine months ended September 30, 2007 is primarily due to the acquisitions of Intrado, InPulse, WNG and TeleVox, which collectively accounted for $84.6 million of revenue during the period. Our inbound dedicated agent business declined $28.7 million during the nine months ended September 30, 2007 compared to the same period in 2006, due to a reduction in services for AT&T and a reduction in non-recurring programs.

Conferencing services revenue for the third quarter of 2007 improved $26.3 million, or 16.9%, to $182.4 million from $156.1 million for the third quarter of 2006. The increase in revenue for the three months ended September 30, 2007 was entirely organic, driven by minutes growing at a faster rate than downward pricing pressure. For the nine months ended September 30, 2007, conferencing services revenue improved $93.4 million, or 20.8%, to $542.2 million from $448.8 million for the nine months ended September 30, 2006. The increase in revenue for the nine months ended September 30, 2007, included $74.0 million of organic growth and $19.4 million from the acquisition of Raindance.

Receivables management revenue for the third quarter of 2007 improved $17.0 million, or 28.6%, to $76.5 million from $59.5 million for the third quarter of 2006. The increase in revenue for the three months ended September 30, 2007 is primarily due to the acquisition of Omnium, which accounted for $18.3 million of revenue during the period. For the nine months ended September 30, 2007, receivables management revenue improved $32.6 million, or 18.2% to $211.2 million from $178.6 million for the nine months ended September 30, 2006. The increase in revenue for the nine months ended September 30, 2007 is primarily due to the acquisition of Omnium, which accounted for $30.5 million of this increase. Sales of portfolio receivables during the three and nine months ended September 30, 2007 resulted in revenue of $2.8 million and $9.0 million, respectively, compared to $5.5 million and $14.7 million for the same periods in 2006.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $21.6 million, or 10.4%, in the third quarter of 2007 to $228.3 million, from $206.7 million for the comparable period of 2006. As a percentage of revenue, cost of services improved to 43.0% for the third quarter of 2007, compared to 43.7% for the comparable period in 2006. Cost of services increased $67.5 million, or 11.2%, in the nine months ended September 30, 2007 to $671.6 million from $604.1 million for the comparable period in 2006. As a percentage of revenue, cost of services improved to 43.1% for the nine months ended September 30, 2007, compared to 44.4% for the comparable period in 2006.

The decrease in cost of services as a percentage of revenue during the nine months ended September 30, 2007 is primarily attributable to the acquisition of Intrado which has a lower cost of services percentage than our other businesses and the growth in our conferencing services segment which historically has had lower percentages of direct costs to revenue than our other two segments.

Cost of Services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change	% Change	2007	% of Revenue	2006	% of Revenue	Change	% Change
In thousands:
Communication Services	$125,954	46.0%	$125,178	48.3%	$776	0.6%	$373,158	46.0%	$358,304	48.6%	$14,854	4.1%
Conferencing Services	68,491	37.5%	51,437	33.0%	17,054	33.2%	200,660	37.0%	156,426	34.9%	44,234	28.3%
Receivables Management	34,964	45.7%	31,355	52.7%	3,609	11.5%	101,099	47.9%	93,416	52.3%	7,683	8.2%
Intersegment eliminations	(1,100)	NM	(1,237)	NM	137	NM	(3,317)	NM	(3,999)	NM	682	NM

Total	$228,309	43.0%	$206,733	43.7%	$21,576	10.4%	$671,600	43.1%	$604,147	44.4%	$67,453	11.2%

NM-Not Meaningful

Communication services costs of services increased $0.8 million, or 0.6%, in the third quarter of 2007 to $126.0 million from $125.2 million for the third quarter of 2006. The increase in cost of services for the three months ended September 30, 2007, reflected $5.1 million in cost of services from the acquisitions of InPulse, WNG and TeleVox. As a percentage of revenue, communication services cost of services improved to 46.0% for the third quarter of 2007, compared to 48.3% for the comparable period in 2006. Communication services costs of services increased $14.9 million, or 4.1%, in the nine months ended September 30, 2007 to $373.2 million from $358.3 million for the nine months ended September 30, 2006. The increase in cost of services for the nine months ended September 30, 2007 reflected $24.5 million in cost of services from the acquisitions of Intrado, Inpulse, WNG and TeleVox. As a percentage of revenue, communication services cost of services improved to 46.0% for the nine months ended September 30, 2007, compared to 48.6% for the comparable period in 2006. The decrease as a percentage of revenue is due to the acquisition of Intrado, which has historically had a lower percentage of direct costs to revenue than our consolidated results.

Conferencing services cost of services for the third quarter of 2007 increased $17.1 million, or 33.2%, to $68.5 million from $51.4 million for the third quarter of 2006. As a percentage of revenue, conferencing services cost of services increased to 37.5% for the third quarter of 2007, compared to 33.0% for the comparable period in 2006. Conferencing services cost of services for the nine months ended September 30, 2007 increased $44.2 million, or 28.3%, to $200.7 million from $156.4 million for the nine months ended September 30, 2006. As a percentage of revenue, conferencing services cost of services increased to 37.0% for the nine months ended September 30, 2007, compared to 34.9% for the comparable period in 2006. The increase in cost of services for the nine months ended September 30, 2007 included $5.1 million, from the acquisition of Raindance. The increase in cost of services as a percentage of revenue is primarily due to downward pricing pressure on the revenue rate per minute.

Receivables management cost of services for the third quarter of 2007 increased $3.6 million, or 11.5%, to $35.0 million from $31.4 million for the third quarter of 2006. The increase in cost of services for the three months ended September 30, 2007 reflected $6.7 million in cost of services from the acquisition of Omnium. As a percentage of revenue, receivables management cost of services improved to 45.7% for the third quarter of 2007, compared to 52.7% for the comparable period in 2006. This decrease as a percentage of revenue is partially due to the acquisition of Omnium, which has a lower cost of services as a percentage of revenue than our historical receivables management segment. Receivables management cost of services for the nine months ended September 30, 2007 increased $7.7 million, to $101.1 million from $93.4 million for the nine months ended September 30, 2006. The increase in cost of services for the nine months ended September 30, 2007 reflected $11.4 million in cost of services from the acquisition of Omnium, which closed for accounting purposes on May 1, 2007. As a percentage of revenue, receivables management cost of services improved to 47.9% for the nine months ended September 30, 2007, compared to 52.3% for the comparable period in 2006.

Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $33.9 million, or 18.5%, to $217.2 million for the third quarter of 2007, from $183.3 million for the comparable period of 2006. This increase included $24.3 million from the acquisitions of InPulse, WNG, TeleVox and Omnium. Further, the increase included an $8.8 million impairment charge to fully impair the goodwill associated with a majority-owned subsidiary. We intend to dispose of this subsidiary prior to the end of 2007.

Total stock compensation expense recognized during the three and nine months ended September 30, 2007 was $0.3 million and $1.0 million, respectively, compared to $3.8 million and $11.1 million, respectively, for the three and nine months ended September 30, 2006. This reduction in share based compensation was the result of our recapitalization on October 24, 2006. On that date, the vesting of all outstanding equity and stock options were accelerated and exchanged for a cash payment. The stock compensation expense recognized in 2007 results from grants made under the 2006 Executive Incentive Plan. As a percentage of revenue, SG&A expenses increased to 40.9% of revenue for the third quarter of 2007 compared to 38.7% for the comparable period of 2006.

SG&A expenses increased by $92.2 million, or 17.6%, to $616.6 million for the nine months ended September 30, 2007 from $524.4 million for the comparable period of 2006. This increase included $86.2 million from the acquisitions of Intrado, Raindance, InPulse, CenterPost, TeleVox and Omnium. As a percentage of revenue, SG&A expenses increased to 39.5% for the nine months ended September 30, 2007, compared to 38.6% for the comparable period of 2006.

Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change	% Change	2007	% of Revenue	2006	% of Revenue	Change	% Change
In thousands:
Communication Services	$121,435	44.3%	$104,779	40.4%	$16,656	15.9%	$345,901	42.7%	$293,207	39.8%	$52,694	18.0%
Conferencing Services	68,527	37.6%	61,233	39.2%	7,294	11.9%	202,581	37.4%	178,431	39.8%	24,150	13.5%
Receivables Management	27,871	36.5%	17,489	29.4%	10,382	59.4%	69,252	32.8%	53,416	29.9%	15,836	29.6%
Intersegment eliminations	(620)	NM	(186)	NM	(434)	NM	(1,153)	NM	(629)	NM	(524)	NM

Total	$217,213	40.9%	$183,315	38.7%	$33,898	18.5%	$616,581	39.5%	$524,425	38.6%	$92,156	17.6%

NM-Not Meaningful

Communication services SG&A expenses increased by $16.6 million, or 15.9%, to $121.4 million for the third quarter of 2007 from $104.8 million for the third quarter 2006. The increase in SG&A for the three months ended September 30, 2007 included $12.6 million of expenses from the acquisitions of InPulse, WNG and TeleVox. The $8.8 million impairment charge to fully impair the goodwill associated with a majority-owned subsidiary was recognized in the communication services segment. As a percentage of revenue, communication services SG&A expenses increased to 44.3% for the third quarter of 2007 compared to 40.4% for the comparable period of 2006.

Communication services SG&A expenses increased by $52.7 million, or 18.0%, to $345.9 million for the nine months ended September 30, 2007 from $293.2 million for the nine months ended September 30, 2006. The increase in SG&A for the nine months ended September 30, 2007 reflected $58.5 million of expenses from the acquisitions of Intrado, InPulse, WNG and TeleVox. As a percentage of revenue, communication services SG&A expenses increased to 42.7% for the nine months ended September 30, 2007 compared to 39.8% for the comparable period of 2006.

Conferencing services SG&A for the third quarter of 2007 increased $7.3 million, or 11.9%, to $68.5 million from $61.2 million for the third quarter 2006. As a percentage of revenue, conferencing services SG&A expenses improved to 37.6% for the third quarter of 2007 compared to 39.2% for the comparable period of 2006.

Conferencing services SG&A for the nine months ended September 30, 2007 increased $24.2 million, or 13.5%, to $202.6 million from $178.4 million for the nine months ended September 30, 2006. The increase in SG&A for the nine months ended September 30, 2007 included $7.4 million from the acquisition of Raindance. As a percentage of revenue, conferencing services SG&A expenses improved to 37.4% for the nine months ended September 30, 2007 compared to 39.8% for the comparable period of 2006.

Receivables management SG&A for the third quarter of 2007 increased $10.4 million, or 59.4%, to $27.9 million from $17.5 million for the third quarter 2006. The increase in SG&A for the three months ended September 30, 2007 reflected $11.7 million from the acquisition of Omnium. As a percentage of revenue, receivables management SG&A increased to 36.5% for the third quarter of 2007, compared to 29.4% for the comparable period in 2006. Receivables management SG&A for the nine months ended September 30, 2007, increased $15.8 million, or 29.6%, to $69.3 million from $53.4 million for the nine months ended September 30, 2006. The increase in SG&A for the nine months ended September 30, 2007 reflected $20.3 million from the acquisition of Omnium. As a percentage of revenue, receivables management SG&A increased to 32.8% for the nine months ended September 30, 2007, compared to 29.9% for the comparable period in 2006.

Operating income: Operating income improved by $2.4 million, or 2.9%, to $85.6 million for the third quarter of 2007 from $83.2 million for the comparable period of 2006. As a percentage of revenue, operating income declined to 16.1% for the third quarter of 2007, compared to 17.6% for the corresponding period in 2006.

Operating income improved by $40.6 million, or 17.6%, to $271.7 million for the nine months ended September 30, 2007, from $231.1 million for the comparable period of 2006. As a percentage of revenue, operating income improved to 17.4% for the nine months ended September 30, 2007, compared to 17.0% for the corresponding period in 2006.

Operating income by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change	% Change	2007	% of Revenue	2006	% of Revenue	Change	% Change
In thousands:
Communication Services	$26,556	9.7%	$29,149	11.2%	$(2,593)	-8.9%	$91,856	11.3%	$85,321	11.6%	$6,535	7.7%
Conferencing Services	45,402	24.9%	43,428	27.8%	1,974	4.5%	138,996	25.6%	113,959	25.4%	25,037	22.0%
Receivables Management	13,618	17.8%	10,620	17.9%	2,998	28.2%	40,884	19.4%	31,809	17.8%	9,075	28.5%

Total	$85,576	16.1%	$83,197	17.6%	$2,379	2.9%	$271,736	17.4%	$231,089	17.0%	$40,647	17.6%

Communication services operating income declined $2.6 million, or 8.9%, to $26.6 million for the third quarter of 2007 from $29.1 million for the third quarter 2006. As a percentage of revenue, communication services operating income declined to 9.7% for the third quarter of 2007, compared to 11.2% for the corresponding period in 2006. Communication services operating income improved $6.5 million, or 7.7%, to $91.9 million for the nine months ended September 30, 2007 from $85.3 million for the comparable period of 2006. As a percentage of revenue, communication services operating income declined to 11.3% for the nine months ended September 30, 2007, compared to 11.6% for the corresponding period in 2006.

Conferencing services operating income for the third quarter of 2007 improved $1.9 million, or 4.5%, to $45.4 million from $43.5 million for the third quarter 2006. As a percentage of revenue, conferencing services operating income declined to 24.9% for the third quarter of 2007, compared to 27.8% for the corresponding period in 2006. Conferencing services operating income for the nine months ended September 30, 2007 improved $25.0 million, or 22.0%, to $139.0 million from $114.0 million for the nine months ended September 30, 2006. As a percentage of revenue, conferencing services operating income improved to 25.6% for the nine months ended September 30, 2007, compared to 25.4% for the corresponding period in 2006.

Receivables management operating income for the third quarter of 2007 improved $3.0 million, or 28.2%, to $13.6 million from $10.6 million for the third quarter 2006. As a percentage of revenue, receivables management operating income declined to 17.8% for the third quarter of 2007, compared to 17.9% for the comparable period in 2006. Receivables management operating income for the nine months ended September 30, 2007 improved $9.1 million, or 28.5%, to $40.9 million from $31.8 million for the nine months ended September 30, 2006. As a percentage of revenue, receivables management operating income improved to 19.4% for the nine months ended September 30, 2007, compared to 17.8% for the comparable period in 2006.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the third quarter of 2007 was ($83.3) million compared to ($11.5) million for the third quarter of 2006. Other income (expense) for the nine months ended September 30, 2007 was ($238.9) million compared to ($25.9) million for the nine months ended September 30, 2006. The change in other expense for the three and nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to interest expense on increased outstanding debt incurred in connection with our recapitalization and higher interest rates in 2007 than we experienced during the comparable period in 2006.

Net income: Net income declined by $41.0 million, or 95.5%, for the third quarter of 2007 to $1.9 million from net income of $42.9 million for the third quarter of 2006. Net income declined by $108.3 million, or 89.0%, for the nine months ended September 30, 2007 to $13.5 million from net income of $121.7 million for the nine months ended September 30, 2006.

Net income for the three and nine months ended September 30, 2007 includes a provision for income tax expense (benefit) at an effective rate of approximately (203.3%) and 34.7% compared to an effective tax rate of approximately 36.9% and 37.5% for the same periods in 2006, respectively. The decrease in the effective tax rate during the three and nine months ended September 30, 2007 is primarily due to the reversal of a valuation allowance ($4.7 million and $2.8 million, respectively) against accumulated capital losses from an investment in a majority-owned subsidiary not consolidated for tax purposes. The Company made a decision in the three months ended September 30, 2007 to dispose of its ownership interest in the majority-owned subsidiary, which allows for tax recognition of the loss from disposal.

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

On September 30, 2007 the outstanding balance on the indebtedness incurred in connection with the recapitalization and the amendments to the senior secured term loan facility in February and May 2007 to finance the WNG, TeleVox and Omnium acquisitions was $2.376 billion. The senior secured term facility is subject to scheduled annual amortization of 1% with quarterly payments and with variable interest at 2.375% over the selected LIBOR. Our senior secured revolving credit facility providing financing of up to $250.0 million had a $0 balance outstanding on September 30, 2007. On September 30, 2007 our $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016 were outstanding. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2007.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2007	2006	Change	% Change
Net cash provided by operating activities	$182,497	$225,501	$(43,004)	-19.1%
Net cash used in investing activities	$(406,537)	$(724,091)	$317,554	43.9%
Net cash flows provided by financing activities	$122,056	$494,133	$(372,077)	-75.3%

Net cash flow from operating activities declined $43.0 million, or 19.1%, to $182.5 million for the nine months ended September 30, 2007, compared to net cash flows from operating activities of $225.5 million for the comparable period in 2006. The decrease in net cash flows from operating activities is primarily due to the decrease in net income, share based compensation and deferred tax expense. During the nine months ended September 30, 2007, $195.7 million was paid for interest compared to $22.6 million in the comparable period last year. Increases in accrued interest payable on additional indebtedness incurred in connection with the recapitalization, increases in depreciation and amortization expense and debt amortization, decreases in taxes paid and accounts receivable partially offset the decrease in operating cash flows.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 52 days for the three months ended September 30, 2007. For the three months ended September 30, 2006 the days sales outstanding was 51 days.

Net cash used in investing activities declined $317.6 million, or 43.9%, to $406.5 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $724.1 million for the nine months ended September 30, 2006. We invested $278.4 million for the acquisitions and related transaction costs of WNG, TeleVox and Omnium during the nine months ended September 30, 2007 compared to $593.6 million in acquisition costs invested for the acquisitions of Intrado and Raindance during the nine months ended September 30, 2006. During the nine months ended September 30, 2007 we settled the $10.9 million final earn out obligation for the acquisition of Attention, LLC. We invested $73.8 million in capital expenditures during the nine months ended September 30, 2007 compared to $92.8 million for the nine months ended September 30, 2006. The capital expenditures in 2007 were mainly related to telephone switching equipment, computer hardware and software and facility expansion. The 2006 capital expenditures included the purchase of a building for approximately $30.5 million which was previously leased under a synthetic lease arrangement. Investing activities during the nine months ended September 30, 2007 included the purchase of receivable portfolios for $96.5 million and cash proceeds applied to the amortization of receivable portfolios of $54.6 million, compared to $73.3 million for the purchase of receivable portfolios and $44.1 million of cash proceeds applied to the amortization of receivable portfolios during the nine months ended September 30, 2006.

Net cash flow from financing activities declined $372.1 million, or 75.3%, to $122.1 million for the nine months ended September 30, 2007, compared to net cash flow used in financing activities of $494.1 million for the comparable period in 2006. During the nine months ended September 30, 2007 proceeds from the expansion of our senior secured term loan facility were $300.0 million and were used to finance the WNG, TeleVox and Omnium acquisitions. On September 21, 2007 the Company settled an appraisal rights claim brought by a former shareholder in connection with the Company’s recapitalization for $48.75 per share, the same amount received in the recapitalization as all other former public shareholders of the Company, plus interest at 8.25%, for a total of $170.6 million plus interest of approximately $13.3 million. During the nine months ended September 30, 2007, net cash flow used in financing activities was primarily for payments on portfolio notes payable of $57.3 million. During the nine months ended September 30, 2006, net proceeds on the previous bank credit facility were $445.0 million and payments on portfolio notes payable were $36.1 million. Proceeds from issuance of portfolio notes payable were $81.4 million for the nine months ended September 30, 2007 compared to $61.5 million for the same period in 2006. There were no proceeds from our stock-based employee benefit programs for the nine months ended September 30, 2007 compared to $18.5 million for the same period in 2006.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

In addition to the principal and interest rate, the senior secured term loan facility also requires the Company to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the revolving credit facility. The commitment fee in respect of unused commitments under the revolving credit facility will be subject to adjustment based upon the Company’s leverage ratio. The Company is required to comply, on a quarterly basis, with a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. The consolidated leverage ratio of funded debt to adjusted earnings before interest expense, stock-based compensation, taxes, depreciation and amortization, recapitalization costs, certain acquisition costs, synthetic lease costs, acquisition synergies and a minority interest adjustment (“adjusted EBITDA”) may not exceed 7.75 to 1.0, and the consolidated fixed charge coverage ratio of adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at September 30, 2007. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business. The effective annual interest rate, inclusive of debt amortization costs, on the senior secured term loan facility for both the three and nine months ended September 30, 2007 was 8.10%.

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

Cargill Facility.

We maintain through a majority-owned subsidiary revolving financing facilities with CVI GVF FINCO, LLC (the “Lender”), an affiliate of the Cargill Financial Services Corp. (“Cargill”). The Lender is a minority interest holder in our majority-owned subsidiary. Pursuant to this agreement, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from Cargill and the majority-owned subsidiary will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is collateralized by all of the assets of the majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At September 30, 2007, we had $111.3 million of non-recourse portfolio notes payable outstanding under this facility, compared to $87.2 million outstanding at December 31, 2006.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. On February 14, and May 11, 2007, we amended the senior secured term loan facility as described above under “— Liquidity and Capital Resources.” The net impact on interest expense from the repricing and facility expansion will increase interest expense by approximately $13.8 million in 2007. During April 2007 we paid $10.9 million of the remaining earn out commitment related to the acquisition of Attention LLC. We assumed capital lease obligations with the Omnium acquisition. The remaining obligation under these capital leases is approximately $1.6 million over the next two years. These were the only significant changes to our contractual obligations since December 31, 2006.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $73.8 million for the nine months ended September 30, 2007. Capital expenditures were $92.8 million for the nine months ended September 30, 2006. The 2006 capital expenditures included the purchase of a building for approximately $30.5 million which was previously leased under a synthetic lease arrangement. We currently estimate our capital expenditures for the remainder of 2007 to be approximately $17.0 to $37.0 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $500.0 million plus the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided, we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

At September 30, 2007, we did not participate in any off-balance sheet arrangements.

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

Interest Rate Risk

As of September 30, 2007, we had $2.376 billion outstanding under our senior secured term loan facility, $0 outstanding under our senior secured revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $111.3 million outstanding under the Cargill facility.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.376 billion senior secured term loan facility and senior secured revolving credit facility bear interest at a variable rate. Amounts borrowed by the Company under these senior secured credit facilities initially bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate Page 5 and (2) the federal funds effective rate from time to time plus 0.50% or (b) a LIBOR rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs. The repriced senior secured term loan facility and senior secured revolving credit facility calls for a pricing grid based on our debt rating from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at 1.375%.

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $680.0 million and $600.0 million, respectively, for the three years ending October 23, 2007, 2008 and 2009. In August 2007, we entered into a two year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million. At September 30, 2007 we had $920.0 million of the outstanding $2.376 billion senior secured term loan facility hedged. We hold and issue these swaps only for the purpose of hedging interest rate risk, not for speculation. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are reported on the balance sheet at fair value. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same to qualify for the change in variable cash flow method of accounting. Changes in the effective portion of the fair value of the interest rate swap agreement are recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings. All the hedges were highly effective, therefore the gain, which is included in interest expense, is attributable to the portion of the change in fair value of the derivative hedging instruments excluded from the assessment of the effectiveness of the hedges and is recognized in the same period in which the hedged transaction affects earnings.

Based on our unhedged obligation under the senior secured term loan facility at September 30, 2007 a 50 basis point change in interest rates would increase or decrease our quarterly interest expense by approximately $1.8 million.

Cargill Facility. We maintain through a majority-owned subsidiary revolving financing facilities with CVI GVF FINCO, LLC (the “Lender”), an affiliate of Cargill Financial Services Corp. (“Cargill”). The Lender is a minority interest holder in our majority-owned subsidiary. Pursuant to this agreement, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from Cargill and the majority-owned subsidiary will fund the remaining purchase price. Interest accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is collateralized by all of the assets of the majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. Payments are due monthly for two years from the date of origination. At September 30, 2007, we had $111.3 million of non-recourse portfolio notes payable outstanding under this facility. Based on our obligation under this facility, a 50 basis point change in interest rates would increase or decrease our quarterly interest expense by approximately $0.1 million.

Foreign Currency Risk

On September 30, 2007, the Communication Services segment had no material revenue or assets outside the United States. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.

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

At September 30, 2007, our Receivables Management segment operated facilities in the United States only.

For the three and nine months ended September 30, 2007 and 2006, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court’s class certification Order. However, this Petition was denied on June 8, 2007. Thereafter, on June 18, 2007, West and WTC filed a Petition for Review and Request for Stay in the California Supreme Court, but this Petition was denied on June 27, 2007. Discovery in the Superior Court is ongoing with merits discovery scheduled to close on December 7, 2007 and expert discovery set to close on January 10, 2008. The Superior Court has currently set this matter for trial on March 28, 2008.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state trial court certified a class of Ohio residents. West and WTC filed a notice of appeal from that decision, and plaintiffs cross-appealed. The appeal was briefed and was then argued on February 26, 2007. On April 12, 2007, the Court of Appeal affirmed in part and reversed in part the trial court’s Order. The Court of Appeal ordered certification of a class of: “All residents of Ohio who, from September 1, 1998 through July 2, 2001 (a) called a toll-free number, marketed by West and MWI, to purchase any Tae-Bo product, (b) purchased a Tae-Bo product; (c) subsequently were enrolled in an MWI membership program; and (d) were charged for the MWI membership on their credit/debit card. Not included in the class are defendants, and their officers, directors, employees, agents, and/or affiliates.” West and WTC sought review of this ruling by the Ohio Supreme Court., however, on October 3, 2007, the Ohio Supreme Court declined to review the case. West and WTC’s summary judgment motion remains pending. West Corporation and WTC are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Polygon Appraisal. On October 19, 2006, Polygon Global Opportunity Master Fund (“Polygon”) notified the Company that it was asserting appraisal rights with respect to 3,500,000 shares of the Company’s common stock outstanding prior to the recapitalization. On February 9, 2007, Polygon filed a petition for appraisal in the Court of Chancery of the State of Delaware, New Castle County, seeking to have the Court determine the fair value of its shares at the time of the recapitalization and a monetary award of the fair value, along with interest and costs. On September 21, 2007 the parties entered into a settlement agreement whereby the Company paid Polygon $48.75 per share, the same amount received in the recapitalization as all other former public shareholders of West, plus interest at 8.25%.

Federal Communications Commission Inquiry. On June 22, 2007 we received a letter from the Investigations and Hearing Division of the Federal Communications Commission (FCC) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S and responded to the FCC’s inquiry accordingly. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance. On October 2, 2007 the FCC entered an order in Qwest Communications Corp. v. Farmers and Merchants Mutual Telephone Co. determining that conference calling companies are both customers and end users. The Company believes this order supports the Company’s position and a supplemental response to the FCC’s June 22, 2007 inquiry was provided to the FCC. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this inquiry.

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

Date: November 7, 2007

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