Form 10-K
period 2007-12-31
WEST CORP
filed 2008-03-17
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At February 26, 2008, 87,222,564.7 shares of the registrant’s Class A common stock and 9,898,445.5875 shares of the registrant’s Class L common stock were outstanding.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital for future capital requirements;

•	revenue from our purchased portfolio receivables;

•	our future contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of changes in interest rates;

•	substantial indebtedness incurred in connection with the 2006 recapitalization;

•	and the impact of foreign currency fluctuations.

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

Overview

West provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

•	Communication Services, including dedicated agent, shared agent, automated and business-to-business services, emergency communication infrastructure systems and services and notification services;

•	Conferencing Services, including reservationless, operator-assisted, web and video conferencing services; and

•

Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, revenue cycle management, solutions to the insurance, financial services, communications and healthcare industries and overpayment identification and claims subrogation to the insurance industry.

Each of these services builds upon our core competencies of managing technology, telephony and human capital. Many of the nation’s leading enterprises trust us to manage their customer contacts and communications. These enterprises choose us based on our service quality and our ability to efficiently and cost-effectively process high volume, complex, voice-related transactions.

We compete in a broad business process outsourcing industry. We have targeted and will continue to selectively seek markets that meet our criteria for size, secular growth and profit potential. Our diverse markets include customer service, sales and marketing, emergency communication services, business-to-business sales support, conferencing and accounts receivable management outsourcing, among others. While we compete with a broad range of competitors in each discrete market, we do not believe that any of our competitors provide all of the services we provide in all of the markets we serve. We believe that our reputation for service quality, leading technology and shared services model provide us with significant competitive advantages in the markets we serve. Each of our segments, Communications Services, Conferencing Services and Receivables Management, address several markets within the broader business process outsourcing industry.

Each of our segments build upon our core competencies of managing technology, telephony and human capital across a broad range of outsourced service offerings. Some of the nation’s leading enterprises use us to manage their most important communications and transactions. Our ability to efficiently and cost-effectively process high volume, complex, voice-related transactions for our clients helps them facilitate effective communication with their customers, reduce operating costs, increase cash flow and improve customer satisfaction. In 2007, our operations managed and processed:

•	More than 11.5 billion telephony minutes

•	More than 32 million conference calls

•	More than 200 million 9-1-1 calls

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

We financed the recapitalization with equity contributions from the Sponsors and the rollover of a portion of the equity interests in the Company held by Gary and Mary West, the founders of the registrant (“the Founders”), and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. During 2007, we filed with the Securities and Exchange Commission a Form S-4 Registration Statement to

exchange our Senior Notes (the “exchange senior notes”) and our Senior Subordinated Notes (the “exchange senior subordinated notes” and, collectively with the exchange senior notes, the “exchange notes”), for all of our outstanding Senior Notes (the “outstanding senior notes”) and all of our outstanding Senior Subordinated Notes (the “outstanding senior subordinated notes” and, collectively with the outstanding senior notes, the “outstanding notes” and, collectively with the exchange notes, the “notes”), respectively. The terms of the exchange notes are identical to the terms of the outstanding notes except that the exchange notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore, are freely transferable.

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

Notification Services. Notification services provide automated notification solutions helping companies acquire, care for, grow and retain customers by enabling frequent, proactive and relevant customer contacts on a scale and at a price-point far superior to traditional contact methods. Our notifications solutions include simple to the most complex customized products, all of which enable our customers to increase revenue, reduce costs and improve their clients’ satisfaction. Our patented Preference Management technology allows customers to manage and deliver automated personalized communications at times and delivery channels (voice, text messaging, email and fax) specified by customers. We entered this market ten years ago. In 2007, we increased our presence in this estimated $4 billion market through the acquisitions of CenterPost Communications, Inc. (now known as West Notifications Group Inc.) (“WNG”) in February and TeleVox Software, Incorporated (“TeleVox”) in March. WNG is a leading provider of Preference Management Solutions across many industries, TeleVox delivers patient communication notifications to customers in the healthcare market. We delivered over 200 million Voice and notification minutes and 20 million data messages in 2007. We generally are paid for these services on a per minute or per message basis.

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

Service Offerings.

We are one of the largest providers of outsourced voice-related communications services in the United States and were recently named the 2008 North American Contact Center Outsourcing Company of the Year by Frost & Sullivan. We provide our clients with a comprehensive portfolio of integrated voice-related services through the following primary services:

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

•

Hosted and Managed Automated Customer Contact Solutions help clients effectively communicate with their customers through automated technology solutions. These solutions include: custom support of inbound IVR applications using speech; automated proactive notifications using voice, text messaging, email and fax; automated voice or email customer surveys; and network based call routing services. We generally are paid for these services on a per minute basis. We also provide ongoing improvements to a client’s automated communication strategy using a full array of analytics services. We generally are paid for these services on a per hour or flat fee basis.

•	Emergency Communication Services provide the core 9-1-1 infrastructure management and key services to communications service providers and public safety organizations.

•

Business-to-Business Services provide dedicated sales and account management services for several of the nation’s leading companies that target small and medium-sized businesses. These services help clients that cannot cost-effectively serve a diverse and small customer base in-house with the appropriate level of attention. Examples of these services include sales, account management, sales support, order management and technical support. We generally are paid for these services on a per agent hour basis or a commission basis.

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

Our work at home agent service is a remote call handling model that uses employees who work out of their homes. This service offers a number of distinct advantages, including a higher quality of service resulting from our ability to attract a highly educated agent pool and an extremely efficient model which improves variable labor costs, significantly lowers capital requirements and provides a midpoint price option between domestic agent service and offshore solutions. Frost & Sullivan selected us as the recipient of its 2006 Product Differentiation Innovation Award in the North American Outsourced Contact Center Market as a result of our home agent service offering.

Call Management Systems. We specialize in processing large and recurring transaction volumes. We work closely with our clients to accurately project future transaction volumes and meet the needs of our clients.

Sales and Marketing.

We target growth-oriented clients and selectively pursue those with whom, and services with which, we have the greatest opportunity for long-term success. We maintain approximately 50 sales and marketing personnel dedicated to our Communication Services segment. Their goals are to both maximize our current client relationships and expand our existing client base. To accomplish these goals, we attempt to sell additional services to existing clients and to develop new long-term client relationships. We generally pay commissions to sales professionals on both new sales and incremental revenues generated from new and existing clients.

Competition.

Our Communication Services segment addresses the broadly-defined outsourced voice-related markets, including CRM and emergency communication services. Many clients retain multiple communication services providers, which exposes us to continuous competition in order to remain a preferred vendor. We also compete with the in-house operations of many of our existing and potential clients. The principal competitive factors in our Communication Services segment include, among others, quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients’ needs, capacity, industry-specific experience, technological expertise and price.

Competitors in the CRM industry include call center specialists such as Convergys Corporation, TeleTech Holdings, Inc. and Sitel; prime contractors such as IBM Corporation and Accenture Ltd.; and international outsourcers such as Infosys Technologies Limited.

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

Conferencing and Collaboration Services

Conferencing and Collaboration Industry. The conferencing and collaboration services industry consists of audio, web and video conferencing services that are marketed to businesses and individuals worldwide. Demand has been driven by a number of key factors:

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

Unified Communications.

During 2007, InterCall continued its focus on combining the different ways people can communicate with each other. This effort is broadly known as Unified Communications. With partners like Microsoft and Cisco and well respected system integrators, InterCall works to integrate communication services business people rely on today and deliver an experience called unified meetings. InterCall’s vision in this market is to provide organizations with options so they can choose the method that is right for them, either to help support and manage on-site systems or to allow connectivity to our hosted services through innovative tools and IP technologies.

Users can take advantage of various unified meeting features:

•	Audio integration with all web conferencing products.

•	Mobile Assistant: Start, join and manage InterCall audio conferences with a single touch from various mobile devices.

•	Connect2Meeting: Deliver automated reminders to conference participants’ email inboxes to ensure meetings start on time and give them easy entry into the meeting.

•	Podcasting: Listen to a recorded conference by downloading it from the Internet to a personal audio player or aggregator.

•	Outlook® integration: Easily create, edit and schedule meetings with user’s pre-defined conferencing information, right from the Outlook toolbar.

•	Office Communicator integration: Quickly escalate a group IM session to a web or mobile conference.

Sales and Marketing.

We maintain a sales force of approximately 600 personnel that is focused exclusively on understanding our clients’ needs and delivering conferencing solutions. We generally pay commissions to sales professionals on both new sales and incremental revenues generated from new and existing clients.

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

Competition.

Our Conferencing Services segment addresses the audio, web and video conferencing markets. These markets are highly competitive. The principal competitive factors in our Conferencing Services segment include, among others, range of service offerings, global offerings, price and quality of service. Competitors in this industry range from integrated telecommunications providers, such as AT&T Inc., Verizon Inc. and Global Crossing Ltd., to independent providers, such as WebEx Communications, Inc., Premiere Global Services, Inc. and Genesys Conferencing, Inc. Subsequent to December 31, 2007 a draft Tender Offer Prospectus was filed by the Company to acquire Genesys Conferencing, Inc. Please see Item 9B Other Information and Note 19 of the Notes to Consolidated Financial Statements included elsewhere in this report for additional information regarding this subsequent event.

Receivables Management

Receivables Management Industry. The accounts receivable management (“ARM”) market includes the collection and management of receivables. Collection of delinquent debt is done on a contingent basis (as an agent on behalf of clients) and on a principal basis (purchase of delinquent receivables from clients for subsequent collection by the buyer for its own account). An increasing number of providers offer both contingent/agent and principal services for their clients. The growth in the ARM market is driven by a number of factors:

•	Increasing consumer and commercial credit.

•

Macro economic trends affecting the level of debt delinquencies, including interest rates, minimum payment levels on credit cards, healthcare and energy costs, and ability to refinance debt that would otherwise be delinquent (residential real estate prices, home equity loan environment, etc.).

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

•

Government Collections involves collecting student loans on behalf of the United States Department of Education and student loan Guarantors, as well as tax collections for state revenue departments. We also offer a student loan default prevention program used at more than 130 campus locations. We generally are paid for these services based on a percentage of the amounts that we recover or on a per hour basis.

•

Revenue Cycle Management includes debt collection, cost containment, overpayment identification and claims subrogation. Proprietary technology, data modeling and business processes are utilized to improve our clients’ cash flows. We entered this market through the acquisition of Omnium Worldwide, Inc. in May 2007. We are generally paid for these services based on a percentage of the amounts we recover.

Competition.

The ARM market is highly competitive and fragmented. Significant competitors in our Receivables Management market include large collectors and debt purchasers such as Portfolio Recovery Associates, Inc., Asset Acceptance Capital Corporation, NCO Group, Inc., and GC Services, LP and a host of smaller players throughout the United States. Many clients retain multiple receivables management providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factor in obtaining and retaining clients is the percentage of the receivables that are collected and returned to the client.

Financing of Portfolio Purchases. We work with a portfolio lender to finance the purchase of portfolios. The lender advances up to 85% of the purchase price of each portfolio and we fund the remainder. The debt from the lender accrues interest at a variable rate with the lender also sharing in the profits of the portfolio after collection expenses and the repayment of principal and interest. The debt from the lender is non-recourse and is collateralized by all receivable portfolios within a loan series.

For further discussion of the results of operations of each of our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The remainder of this section applies to our entire enterprise.

Our Clients

Our clients operate in a wide range of industries, including telecommunications, banking, retail, financial services, technology and healthcare. We derive a significant portion of our revenue from relatively few clients. During the year ended December 31, 2007, our 100 largest clients represented approximately 57% of our revenues, with one client, AT&T, (formerly AT&T, Bell South, Cingular and SBC Communications), representing approximately 14% of our revenues.

Revenue in our three segments is not significantly seasonal.

Our Personnel and Training

As of December 31, 2007, we had approximately 42,000 total employees including approximately 13,400 home-based, generally part-time employees, of which approximately 36,050 were employed in the Communication Services segment, 2,900 were employed in the Conferencing Services segment, 2,300 were employed in the Receivables Management segment and approximately 750 were employed in corporate support functions. Of these employees, approximately 7,600 were employed in management, staff and administrative positions.

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

We offer extensive classroom and on-the-job training programs for personnel including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines and telephone etiquette. Operators receive professional training lasting from four to 35 days depending on the client program and the services being provided. In addition to training designed to enhance job performance, employees are also informed about our organizational structure, standard operating procedures and business philosophies.

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

Our Facilities and Service Reliability

We recognize the importance of providing uninterrupted service for our clients. We have invested significant resources to develop, install and maintain facilities and systems that are designed to be highly reliable. Our facilities and systems are designed to maximize system availability and minimize the possibility of a service disruption.

Our Network Operations Center

Our Network Operations Center, based in Omaha, Nebraska, operates 24 hours a day, seven days a week and uses both internal and external systems to effectively operate our equipment, people and sites. We interface directly with communications providers and have the ability to immediately allocate call volumes. The Network Operations Center monitors the status of all elements of our network on a real-time basis. We monitor for unexpected events such as weather-related situations or high volume calling and we can react appropriately to maintain expected performance. A back-up facility is available, if needed, and is capable of sustaining all the critical functionality of the primary Network Operations Center. Personnel are regularly scheduled to work from the back-up facility to ensure the viability of the Network Operations Centers business continuity plan.

Our International Operations

As of December 31, 2007, our total revenue and assets outside the United States were less than 10% of our consolidated revenue and assets.

Our Communication Services segment operates facilities in Canada, Philippines and Jamaica.

Our Conferencing Services segment has international sales offices or sales agents in Canada, Mexico, Australia, Hong Kong, the United Kingdom, Singapore, Germany, Japan, France, New Zealand and India. Our Conferencing Services segment operates out of facilities in the United Kingdom, Canada, Mexico, Singapore, Australia, Hong Kong, New Zealand and India.

Our Receivables Management segment does not operate in any international locations.

For additional information regarding our domestic and international revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included herewith.

Intellectual Property

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. We currently own 50 registered patents, including several that we obtained as part of our past acquisitions. Further, we have 260 pending patent applications pertaining to technology relating to intelligent upselling, transaction processing, call center and agent management, data collection, reporting and verification, conferencing and credit card processing.

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

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. In particular, additional delays in implementation of the regulatory requirements imposed by the FCC on voice-over-internet protocol services could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the federal regulations, there are numerous state statutes and regulations governing telemarketing activities. These include restrictions on the methods and timing of telemarketing calls as well as disclosures required to be made during telemarketing calls. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Such registration can be time consuming and costly. Many states have an exemption for companies who have securities that are traded on a national securities exchange. As a result of the recapitalization in 2006 and our securities being no longer listed on a national securities exchange, we are not able to avail ourselves of the exemption from state telemarketer registration requirements applicable to companies with securities listed on a national securities exchange. While we believe that we can operate our business in compliance with the various states’ registration requirements, there can be no assurance that we will meet all states’ requirements in a timely manner or that compliance with all such requirements would not be costly or time consuming. Any failure on our part to comply with the registration requirements applicable to companies engaged in telemarketing activities could have an adverse impact on our business.

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

On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and, consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On February 1, 2007 InterCall filed an appeal of the USAC decision. (In the matter of InterCall, Inc Appeal of Decision of the USAC and Request for Waiver, CC Docket No. 96-45). On February 5, 2007 InterCall filed a petition to stay the USAC decision. (In the matter of InterCall Inc.’s Petition for Stay of the Decision of the Universal Service Administrative Company, WCB Docket No. 96-45). On March 17, 2008 the Wireline Competition Bureau staff informed the Company and USAC by phone that InterCall need not file the appropriate forms with USAC until written instructions are received from the FCC. If such filings are required by the FCC, the Company intends to comply with the filing requirements while continuing to pursue its appeal.

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

We face uncertainties relating to the pending litigation described in “Part I, Item 3. Legal Proceedings” and we may not ultimately prevail or otherwise be able to satisfactorily resolve this litigation. In addition, other material suits by individuals or certified classes, claims, or investigations relating to the same or similar matters as those described in this Annual Report on Form 10-K or other aspects of our business, including our obligations to market additional products to our clients’ customers may arise in the future. Furthermore, we generally indemnify our customers against third-party claims asserting intellectual property violations, which may result in litigation. Regardless of the outcome of any of these lawsuits or any future actions, claims or investigations relating to the same or any other subject matter, we may incur substantial defense costs and these actions may cause a diversion of management’s time and attention. Also, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of these proceedings, which could adversely affect our business, results of operations and financial condition. Finally, certain of the outcomes of such litigation may directly affect our business model, and thus profitability.

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

Our business strategy depends on successfully integrating the assets, operations and corporate functions of businesses we have acquired, including those acquired in the recent acquisitions of CenterPost, TeleVox and Omnium, acquired in February, March and May 2007, respectively, and any additional businesses we may acquire in the future. The acquisition of additional businesses involves integration risks, including:

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

Our Communication Services and Receivables Management segments are very labor intensive and experience high personnel turnover. Significant increases in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Moreover, many of our employees are hired on a part- time basis, and a significant portion of our costs consists of wages to hourly workers. Increases in the minimum wage or labor regulation could increase our labor costs. In July 2007 the federal minimum wage rate increased and further increases are scheduled to take affect in 2008 and 2009. Increases in our labor costs, costs of employee benefits or employment taxes could adversely affect our business, results of operations and financial condition.

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

Our 100 largest clients represented approximately 57% of our total revenue for the year ended December 31, 2007 with one client, AT&T (formerly AT&T, Bell South, Cingular and SBC Communications), accounting for approximately 14% of our total revenue. Subject to advance notice requirements and a specified wind down of purchases, AT&T may terminate its contract with us with or without cause at any time. If we fail to retain a significant amount of business from AT&T or any of our other significant clients, our business, results of operations and financial condition could be adversely affected.

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

In our Receivables Management segment, we have entered into a number of forward-flow contracts. These contracts commit a third party to sell to us regularly, and commit us to purchase regularly, charged-off receivable portfolios for a fixed percentage of their face amount. Consequently, our business, results of operations and financial condition could be adversely affected if the fixed percentage price is higher than the market price we would have paid absent the forward-flow commitment. We plan to enter into similar contracts in the future, depending on market conditions. To the extent new or existing competitors enter into similar forward-flow arrangements, the pool of portfolios available for purchase may be diminished.

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

Our success is dependent upon our proprietary information and technology. We rely on a combination of copyright, trade secret and contract protection to establish and protect our proprietary rights in our information and technology. Third parties may infringe or misappropriate our patents, trademarks, trade names, trade secrets or other intellectual property rights, which could adversely affect our business, results of operations and financial condition, and litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The steps we have taken to deter misappropriation of our proprietary information and technology or client data may be insufficient to protect us, and we may be unable to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, because we operate in many foreign jurisdictions, we may not be able to protect our intellectual property in the foreign jurisdictions in which we operate.

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

Risks Related to Our Outstanding Indebtedness

On October 24, 2006, we completed a recapitalization of the Company. We financed the recapitalization in part along with a new $2.1 billion senior secured term loan facility (expanded to $2.4 billion in 2007), a new senior secured revolving credit facility providing financing of up to $250.0 million and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016.

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

Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our senior secured credit facilities or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indentures that govern the notes. Our senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

The notes and the related guarantees are effectively subordinated to all of our secured debt and if a default occurs, we may not have sufficient funds to fulfill our obligations under the notes and the related guarantees.

The notes and the related guarantees are our and the guarantors’ unsecured obligations, respectively, but our obligations under our senior secured credit facilities and each guarantor’s obligations under its respective guarantee of our senior secured credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including the stock of most of our wholly-owned U.S. subsidiaries and 65% of the stock of our material first-tier non-U.S. subsidiaries. The notes and the guarantees are effectively subordinated to all our and the guarantors’ secured indebtedness to the extent of the value of the assets securing that indebtedness. We are also permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur additional indebtedness under our senior secured credit facilities in an aggregate amount of up to $365.0 million, plus the aggregate amount of principal payments previously made in respect of the term loan facility, which additional indebtedness has the same security and guarantees as the other indebtedness under our senior secured credit facilities. In addition, the notes, subject to some limitations, permit us to incur additional secured indebtedness, and the notes and any related guarantees are effectively junior to any additional secured indebtedness we may incur.

In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure our secured indebtedness will be available to pay obligations on the notes only after all secured indebtedness, together with accrued interest, has been repaid in full from our assets. Likewise, because our senior secured credit facilities are secured obligations, our failure to comply with the terms of our senior secured credit facilities would entitle those lenders to declare all the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on substantially all of our assets which serve as collateral. In this event, our secured lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including holders of the notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of the holders of the notes could be satisfied or, if any assets remained, they might be insufficient to satisfy such claims fully.

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

For the year ended December 31, 2007, our non-guarantor subsidiaries collectively represented approximately 16.0% of our revenues (approximately 9.0% not including the revenues of non-guarantor receivables management subsidiaries or (“WAP”)), approximately 31.1% of our operating income (8.9% not including WAP), approximately 22.2% of our Adjusted EBITDA (approximately 9.1% not including WAP) and approximately 20.6% of our cash flows from operating activities (approximately (2.3%) not including WAP). At December 31, 2007, our non-guarantor subsidiaries collectively represented approximately 11.0% of our total assets (approximately 2.9% not including WAP) and had approximately $27.6 million of outstanding total liabilities, (approximately $20.9 million not including WAP) including trade payables, but excluding intercompany liabilities and non-recourse debt, all of which would have been structurally senior to the notes. While WAP is not a guarantor of the notes, it is contractually obligated to distribute its excess cash each month to us and its minority shareholder. Accordingly, we believe that presentation of the foregoing financial information of our non-guarantor subsidiaries, but excluding WAP, is helpful to noteholders in assessing the credit risk associated with the notes.

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

Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness (including covenants in the indentures governing the notes and our senior secured credit facilities documentation), we could be in default under the terms of those agreements. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder and cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase the senior notes and senior subordinated notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount, plus accrued and unpaid interest. We may not be able to repurchase the notes upon a change of control because we may not have sufficient funds. Further, we are contractually restricted under the terms of our senior secured credit facilities, and may be restricted under the terms of other future senior indebtedness, from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to repurchase notes unless we are able to refinance or obtain waivers under our senior secured credit facilities. In addition, the indenture governing the senior notes does not permit us to repurchase the tendered senior subordinated notes upon a change of control until all senior notes tendered have been repurchased, which increases the possibility that we will not have the funds necessary to repurchase all tendered senior subordinated notes. Our failure to repurchase the notes upon a change of control would cause a default under the indentures governing the notes and a cross-default under our senior secured credit facilities. Our senior secured credit facilities documentation also provides that a change of control, as defined in such documentation, will be a default that permits lenders to accelerate the maturity of borrowings thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to repurchase the notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the notes. Any of our future debt agreements may contain similar provisions.

The lenders under our senior secured credit facilities have the discretion to release the guarantors under our senior secured credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the senior notes and senior subordinated notes.

If the lenders under our senior secured credit facilities release a guarantor from its guarantee of obligations under our senior secured credit facilities documentation and the guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any of our or any other guarantor’s other indebtedness, then the guarantee of the notes by such guarantor will be released without action by, or consent of, any holder of the notes or the trustee under the indentures governing the notes. The lenders under our senior secured credit facilities have the discretion to release the guarantees under our senior secured credit facilities in a variety of circumstances. A holder of notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

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

In our Communication Services segment, we lease contact centers and automated voice and data processing centers totaling approximately 1,400,000 square feet in 17 states and three foreign countries: Saanichton, Victoria, British Columbia, Canada; Mandaluyong City and Makati City, Philippines; and Portmore, Jamaica. Our Communication Services segment also leases approximately 397,000 square feet of office space for administrative activities.

In our Conferencing Services segment, we own two operator-assisted conferencing centers totaling approximately 42,000 square feet and lease two others totaling approximately 82,000 square feet in the United States. Our Conferencing Services segment leases two operator-assisted conferencing centers in the United Kingdom and Australia totaling approximately 29,000 square feet. Our Conferencing Services segment leases approximately 473,000 square feet of office space for sales and administrative offices in 15 states and eleven foreign countries. Our Conferencing Services segment also owns two facilities in West Point, Georgia and Valley, Alabama totaling approximately 42,000 square feet used for administrative activities.

In our Receivables Management segment, we lease 22 contact centers totaling approximately 460,000 square feet in 16 states. Our Receivables Management segment also leases approximately 40,000 square feet of office space for administrative activities.

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

On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court’s class certification Order. However, this Petition was denied on June 8, 2007. Thereafter, on June 18, 2007, West and WTC filed a Petition for Review and Request for Stay in the California Supreme Court, but this Petition was denied on June 27, 2007. Discovery in the Superior Court as to the facts of the case is almost complete and expert discovery remains.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state trial court certified a class of Ohio residents. West and WTC filed a notice of appeal from that decision, and plaintiffs cross-appealed. On April 20, 2006, prior to the appeal on the class certification issue, the trial court denied West and WTC’s motion for judgment on the pleadings. The appeal was briefed and was then argued on February 26, 2007. On April 12, 2007, the Court of Appeal affirmed in part and reversed in part the trial court’s Order. The Court of Appeal ordered certification of a class of: “All residents of Ohio who, from September 1, 1998 through July 2, 2001 (a) called a toll-free number, marketed by West and MWI, to purchase any Tae-Bo product; (b) purchased a Tae-Bo product; (c) subsequently were enrolled in an MWI membership program; and (d) were charged for the MWI membership on their credit/debit card. Not included in the class are defendants, and their officers, directors, employees, agents, and/or affiliates.” West and WTC sought review of this ruling by the Ohio Supreme Court, however, on October 3, 2007, the Ohio Supreme Court declined to review the case. West and WTC’s summary judgment motion remains pending.

West Corporation and WTC have engaged in extensive mediation and negotiations with plaintiffs’ counsel and, as a result, believe that a final settlement may be reached that will resolve the Sanford and Ritt class actions discussed above. The settlement may involve modification of the class definitions in these actions, and would require the approval of the Court of Common Pleas in Cuyahoga County, Ohio, and the San Diego County, California Superior Court. As a result of the settlement negotiations, which transpired in the fourth quarter of

2007, West recorded a $20.0 million accrued liability and a $5.0 million asset for expected insurance proceeds at December 31, 2007.

Federal Communications Commission Inquiry. On June 22, 2007 we received a letter from the Investigations and Hearing Division of the Federal Communications Commission (“FCC”) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S and responded to the FCC’s inquiry accordingly. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance. On October 2, 2007 the FCC entered an order in Qwest Communications Corp. v. Farmers and Merchants Mutual Telephone Co. determining that conference calling companies are both customers and end users. The Company believes this order supports the Company’s position and a supplemental response to the FCC’s June 22, 2007 inquiry was provided to the FCC. On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On February 1, 2007 InterCall filed an appeal of the USAC decision. (In the matter of InterCall, Inc. Appeal of Decision of the UASAC and Request for Waiver, CC Docket No. 96-45). On February 5, 2007 InterCall filed a petition to stay the USAC decision. (In the matter of InterCall Inc.’s Petition for Stay of the Decision of the Universal Service Administrative Company, WCB Docket No. 96-45). On March 17, 2008 the Wireline Competition Bureau staff informed the Company and USAC by phone that InterCall need not file the appropriate forms with USAC until written instructions are received from the FCC. If such filings are required by the FCC, the Company intends to comply with the filing requirements while continuing to pursue its appeal.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff seeks to have the case certified as a collective action under the Fair Labor Standards Act. Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requests that the Court certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. If Plaintiff’s motion is granted, individual agents will receive notice of the suit and have an opportunity to join the suit. After discovery, West will have an opportunity to seek to decertify the class before trial. It is uncertain when the Motion for Conditional Certification will be ruled on. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Department of Labor Inquiry. On January 18, 2008 West Corporation was contacted by the United States Department of Labor indicating that an investigation would begin relating to the classification of home agents as independent contractors. The company terminated all independent contractors in September of 2007. All home agents are currently classified as employees. West Corporation is currently unable to predict the outcome or reasonably estimate the possible outcome of the investigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 22, 2008, there were 55 holders of record of our Class A and/or Class L common stock.

We are subject to certain restrictions regarding the payment of cash dividends to our shareholders under our credit agreement and indentures. At December 31, 2007, we were in a deficit position and have no amount available for dividends.

Stock option activity and restricted stock grants under our 2006 Executive Incentive Plan for the year ended December 31, 2007 and the partial year ended December 31, 2006 are set forth in Note 13 to the Consolidated Financial Statements included elsewhere in this report. There were no stock repurchases by the Company in 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data. The selected consolidated historical operations statement and balance sheet data have been derived from our audited historical consolidated financial statements. Our consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of “Operations,” Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(amounts in thousands)
Operations Statement Data:
Revenue	$2,099,492	$1,856,038	$1,523,923	$1,217,383	$988,341
Cost of services	912,389	818,522	687,381	541,979	440,260
Selling, general and administrative expenses (“SG&A”)	840,532	800,301	569,865	487,513	404,972

Operating income	346,571	237,215	266,677	187,891	143,109
Other expense	(318,976)	(86,660)	(13,181)	(6,368)	(3,289)

Income before income tax expense and minority interest	27,595	150,555	253,496	181,523	139,820
Income tax expense	6,814	65,505	87,736	65,762	51,779

Income before minority interest	20,781	85,050	165,760	115,761	88,041
Minority interest in net income	15,399	16,287	15,411	2,590	165

Net income	$5,382	$68,763	$150,349	$113,171	$87,876

2007 other expense includes $332.4 million in interest expense.

2006 Operations Statement Data includes $78.8 million in recapitalization expenses and $28.7 million in share based compensation in SG&A.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(amounts in thousands)
Selected Operating Data:
Net cash flows from operating activities	$250,732	$196,638	$276,314	$217,376	$199,725
Net cash flows used in investing activities	$(454,946)	$(812,253)	$(297,154)	$(260,743)	$(479,881)
Net cash flows from financing activities	$131,271	$799,843	$23,197	$48,267	$166,744
Operating margin (1)	16.5%	12.8%	17.5%	15.4%	14.5%
Net income margin (2)	0.3%	3.7%	9.9%	9.3%	8.9%

(1)	Operating margin represents operating income as a percentage of revenue.
(2)	Net income margin represents net income as a percentage of revenue.

	As of December 31,
	2007	2006	2005	2004	2003
	(amounts in thousands)
Balance Sheet Data:
Working capital	$187,795	$128,570	$110,047	$124,766	$80,793
Property and equipment, net	298,645	294,707	234,871	223,110	234,650
Total assets	2,846,490	2,535,856	1,498,662	1,271,206	1,015,863
Total debt	3,596,691	3,287,246	260,520	258,498	192,000
Stockholders’ equity (deficit)	(2,240,135)	(2,127,554)	971,868	789,455	656,238

Other Financial Data:
Capital Expenditures	$103,647	$113,895	$76,855	$59,886	$46,252
Ratio of earnings to fixed charges (3)	1.1x	2.4x	11.5x	12.0x	13.4x
Debt (4)	$3,476,380	$3,200,000	$220,000	$230,000	$192,000

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and minority interest plus fixed charges. Fixed charges include interest expense, amortization of debt issuance costs, and the portion of rental expense representative of the interest factor.
(4)	Debt excludes portfolio notes payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of 2007 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2007. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, our consolidated financial statements or our condensed consolidated financial statements and notes thereto included elsewhere in this annual report.

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

•

On February 1, 2007, we completed our acquisition of all of the outstanding shares of CenterPost Communications, Inc. (“CenterPost”), now known as West Notifications Group Inc. (“WNG”), pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Platinum Acquisition Corp., a wholly owned subsidiary of West Corporation, and CenterPost. The purchase price, net of cash received of $1.0 million, and transaction costs were approximately $22.2 million in cash. We funded the acquisition with cash on hand.

•

On February 14, 2007 we amended the senior secured term loan facility. The general terms of the amendment were a repricing and an expansion of the facility by $165.0 million. The repricing calls for a pricing grid based on our debt rating from 2.75% to 2.125% for LIBOR rate loans, currently priced at 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at 1.375%.

•

On March 1, 2007, we completed our acquisition of all of the outstanding shares of TeleVox Software, Incorporated (“TeleVox”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Ringer Acquisition Corp., a wholly owned subsidiary of West Corporation, and TeleVox. The purchase price, net of cash received of $5.2 million, and transaction costs were approximately $128.9 million in cash. We funded the acquisition with cash on hand and the proceeds from the amended senior secured term loan facility.

•

On March 30, 2007 we filed with the Securities and Exchange Commission a Form S-4 Registration Statement to exchange our 9.5% Senior Notes due October 15, 2014 (the “exchange senior notes”) and our 11% Senior Subordinated Notes due October 15, 2016 (the “exchange senior subordinated notes” and, collectively with the exchange senior notes, the “exchange notes”), for all of our outstanding 9.5% Senior Notes due October 15, 2014 (the “outstanding senior notes”) and all of our outstanding 11% Senior Subordinated Notes due October 15, 2016 (the “outstanding senior subordinated notes” and, collectively with the outstanding senior notes, the “outstanding notes” and, collectively with the exchange notes, the “notes”), respectively. The terms of the exchange notes are identical to the terms of the outstanding notes except that the exchange notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore, are freely transferable.

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

•

On May 11, 2007, West Corporation, Omnium Worldwide, Inc., a subsidiary of West, as borrower and guarantor, and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement, dated as of October 24, 2006, by and among West, Lehman, as administrative agent, the various lenders party thereto, as lenders, and the other agents named therein, as amended by Amendment No. 1, dated as of February 14, 2007, among West, certain domestic subsidiaries of West and Lehman (as so amended, the “Credit Agreement”). The terms of the Second Amendment included an incremental $135.0 million additional tranche of the senior secured term loan facility. After the incremental borrowing, the aggregate facility is $2.4 billion.

•

On September 21, 2007 the Company settled an appraisal rights claim brought by a former shareholder in connection with the Company’s recapitalization. The payment resulting from this settlement was $48.75 per share, the same amount received in the recapitalization as all other former public shareholders of West, plus interest at 8.25%, for a total of $183.9 million.

•

Revenues increased $243.5 million or 13.1% in 2007 as compared to the prior year. $164.2 million of this increase was derived from acquisitions completed in 2006 and 2007 and $79.3 million was attributable to organic growth.

•

Operating income increased 46.1% in 2007 compared to the prior year. This increase was primarily attributable to recapitalization costs and share based compensation costs in 2006 aggregating approximately $107.5 million.

•	Our Adjusted EBITDA increased to $584.1 million in 2007, compared to $501.9 million in 2006, an increase of 16.4% due to the growth of our business.

For further information regarding the computation of Adjusted EBITDA in accordance with the terms of our credit facilities, see “—Liquidity and Capital Resources—Debt Covenants” below.

Outlook

On January 30, 2008, we announced our 2008 financial outlook. In that announcement, we stated that our revenue expectation is $2.2 billion to $2.275 billion, expected Adjusted EBITDA is $600 million to $625 million, expected cash flow from operations is $235 million to $260 million and expected capital expenditures are $105 million to $120 million.

The following table sets forth our Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of services	43.5	44.1	45.1
Selling, general and administrative expenses (“SG&A”):
SG&A before recapitalization and share based compensation expense	39.4	37.4	37.4
Recapitalization expense	0.6	4.2	—
Share based compensation	—	1.5	—

Total SG&A	40.0	43.1	37.4

Operating income	16.5	12.8	17.5
Other expense	15.2	4.7	0.9

Income before income tax expense and minority interest	1.3	8.1	16.6
Income tax expense	0.3	3.5	5.7
Minority interest	0.7	0.9	1.0

Net Income	0.3%	3.7%	9.9%

Years Ended December 31, 2007 and 2006

Revenue: Revenue increased $243.5 million, or 13.1%, to $2,099.5 million in 2007 from $1,856.0 million in 2006. $164.2 million of this increase was derived from the acquisitions of Intrado, Raindance, InPulse, WNG, TeleVox and Omnium which closed for accounting purposes April 1, 2006, April 1, 2006, October 1, 2006, February 1, 2007, March 1, 2007 and May 1, 2007, respectively.

During 2007 and 2006, revenue from our 100 largest customers, included $13.6 million and $15.0 million, respectively, of revenue derived from new clients.

During the year ended December 31, 2007, our largest 100 clients represented approximately 57% of revenues compared to 61% for the year ended December 31, 2006. This reduced concentration was due to our strategic acquisitions in 2007 and 2006 and to organic growth. Late in 2006, AT&T, Cingular, SBC and Bell South were merged. The aggregate revenue provided by these clients as a percentage of our total revenue in 2007 and 2006 were approximately 14% and 17%, respectively. No other client accounted for more than 10% of our total 2007 or 2006 revenue.

Revenue by business segment:

	For the year ended December 31,
	2007	% of Total Revenue	2006	% of Total Revenue	Change	% Change
Revenue in thousands:
Communication Services	$1,094,346	52.1%	$1,020,242	55.0%	$74,104	7.3%
Conferencing Services	727,831	34.7%	607,506	32.7%	120,325	19.8%
Receivables Management	283,446	13.5%	234,521	12.6%	48,925	20.9%
Intersegment eliminations	(6,131)	-0.3%	(6,231)	-0.3%	100	-1.6%

Total	$2,099,492	100.0%	$1,856,038	100.0%	$243,454	13.1%

Communication Services revenue increased $74.1 million, or 7.3%, to $1,094.4 million in 2007. The increase is primarily due to the acquisitions of Intrado, InPulse, WNG and TeleVox, which collectively accounted for $96.3 million of revenue. Our inbound dedicated agent business declined $43.7 million during 2007 compared to 2006, due to a reduction in services for AT&T and a reduction in non-recurring programs. Business-to-Business Services increased $24.8 million due to increased volume.

Conferencing Services revenue increased $120.3 million, or 19.8%, to $727.8 million in 2007. The increase in revenue included $19.4 million from the acquisition of Raindance. The remaining $100.9 million increase was attributable to organic growth. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with the industry trend which is expected to continue for the foreseeable future.

Receivables Management revenue increased $48.9 million to $283.4 million in 2007. The increase in revenue included $48.5 million from the acquisition of Omnium on May 1, 2007. During the fourth quarter of 2007, we recorded a $2.5 million allowance for receivable portfolio pools that had recently underperformed expectations. No allowance was required in 2006. Sales of receivables portfolios in 2007 and 2006 resulted in revenue of $10.8 million and $19.9 million, respectively.

Cost of Services: Cost of services represents direct labor, variable telephone expense, commissions and other costs directly related to providing services to clients. Cost of services increased $93.9 million, or 11.5%, to $912.4 million in 2007, from $818.5 million in 2006. The increase in cost of services included $51.2 million in costs associated with services offered resulting from the acquisitions of Intrado, Raindance, InPulse, WNG, TeleVox and Omnium. As a percentage of revenue, cost of services decreased to 43.5% for 2007, compared to 44.1% in 2006.

Cost of Services by business segment:

	For the year ended December 31,
	2007	% of Revenue	2006	% of Revenue	Change	% Change
Cost of services in thousands:
Communication Services	$510,921	46.7%	$488,955	47.9%	$21,966	4.5%
Conferencing Services	271,160	37.3%	210,842	34.7%	60,318	28.6%
Receivables Management	135,198	47.7%	123,999	52.9%	11,199	9.0%
Intersegment eliminations	(4,890)		(5,274)		384	-7.3%

Total	$912,389	43.5%	$818,522	44.1%	$93,867	11.5%

Communication Services cost of services increased $22.0 million, or 4.5%, in 2007 to $510.9 million. The increase in cost of services reflected $28.4 million in costs associated with services offered resulting from the acquisitions of Intrado, InPulse, WNG and TeleVox. As a percentage of this segment’s revenue, Communication Services cost of services decreased to 46.7% in 2007, compared to 47.9% in 2006. The decrease as a percentage of revenue in 2007 was due to the acquisition of Intrado, which historically had a lower percentage of direct costs to revenue than our Communication Services segment results.

Conferencing Services cost of services increased $60.3 million, or 28.6%, in 2007 to $271.2 million. The increase in cost of services included $5.1 million in costs associated with services offered resulting from the acquisition of Raindance. The remaining increase is primarily driven by increased revenue volume. As a percentage of this segment’s revenue, Conferencing Services cost of services increased to 37.3% in 2007, compared to 34.7% in 2006. The increase in cost of services as a percentage of revenue is primarily due to downward pricing pressure on the revenue rate per minute, increased foreign sales which have higher costs of sales and increased video equipment sales which has lower margins than other conferencing services.

Receivables Management cost of services increased $11.2 million, or 9.0%, in 2007 to $135.2 million. The increase in cost of services reflected $17.7 million in cost of services from the acquisition of Omnium. As a percentage of this segment’s revenue, Receivables Management cost of services decreased to 47.7% in 2007, compared to 52.9%, for the comparable period in 2006. This decrease as a percentage of revenue is partially due to the acquisition of Omnium, which has a lower cost of services as a percentage of revenue than our historical receivables management segment.

Selling, General and Administrative Expenses: SG&A expenses increased $40.2 million, or 5.0%, to $840.5 million in 2007 from $800.3 million for 2006. The acquisitions of Intrado, Raindance, InPulse, WNG, TeleVox and Omnium increased SG&A expense by $106.8 million. Total share based compensation expense (“SBC”) recognized during 2007 was $1.3 million compared to $28.7 million in 2006. This reduction in share based compensation was the result of our recapitalization on October 24, 2006. On that date, the vesting of all outstanding equity and stock options were accelerated and exchanged for a cash payment. The stock compensation expense recognized in 2007 results from grants made under the 2006 Executive Incentive Plan. In 2006 we also recognized $78.8 million in expenses associated with our recapitalization. During the fourth quarter of 2007, management determined that a final settlement is probable which will resolve the Sanford and Ritt class actions. See Note 14 of the Notes to Consolidated Financial Statements and Item 3—Legal Proceedings—included elsewhere in this report for information regarding this litigation. As a result of the settlement negotiations, the Communication Services segment recorded a $15.0 million accrual, net of $5.0 million of expected insurance proceeds. As a percentage of revenue, SG&A expenses decreased to 40.0% in 2007, compared to 43.1% in 2006.

As set forth below for 2006, base selling, general and administrative expense, by business segment, excludes recapitalization expense and SBC and is a non-GAAP measure. Management believes these measures provide an alternative presentation of results that more accurately reflects on-going operations, without the distorting effects of the recapitalization expense and SBC items. The following table includes reconciliations for 2006 selling, general and administrative expense, by business segment, excluding the recapitalization expense and SBC, to reported selling, general and administrative expense.

Selling, general and administrative expenses by business segment:

	For the year ended, December 31,
	2007	% of Revenue	Base SG&A	Recap. Expense	SBC	Reported 2006	% of Revenue	Change	% Change
SG&A (in thousands)
Communication Services	$468,672	42.8%	$388,760	$36,337	$17,125	$442,222	43.3%	$26,450	6.0%
Conferencing Services	274,998	37.8%	236,378	34,003	6,847	277,228	45.6%	(2,230)	-0.8%
Receivables Management	98,104	34.6%	68,547	8,495	4,766	81,808	34.9%	16,296	19.9%
Intersegment eliminations	(1,242)		(957)	—	—	(957)		(285)	NM

Total	$840,532	40.0%	$692,728	$78,835	$28,738	$800,301	43.1%	$40,231	5.0%

NM—Not meaningful

Communication Services SG&A expenses increased $26.5 million, or 6.0%, to $468.7 million in 2007. The acquisitions of Intrado, InPulse, WNG and TeleVox increased SG&A expense by $66.8 million. The increase also includes the net $15.0 million litigation accrual mentioned above. Total SBC recognized during 2007 was $0.7 million compared to $17.1 million in 2006. We also recognized $36.3 million in expenses associated with our recapitalization in 2006. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 42.8% in 2007 compared to 43.3% in 2006. In 2006, SG&A before recapitalization expense and SBC was $388.8 million or 38.1% of this segment’s revenue.

Conferencing Services SG&A expenses decreased $2.2 million, or 0.8%, to $275.0 million in 2007. SG&A included $7.4 million from the acquisition of Raindance. Total SBC recognized during 2007 was $0.4 million compared to $6.8 million in 2006. We also recognized $34.0 million in expenses associated with our recapitalization in 2006. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses decreased to 37.8% in 2007 compared to 45.6% in 2006. SG&A before recapitalization expense and SBC was $236.4 million or 38.9% of this segment’s revenue in 2006.

Receivables Management SG&A expenses increased $16.3 million, or 19.9%, to $98.1 million in 2007. The increase in SG&A for 2007 reflected $32.7 million from the acquisition of Omnium. Total SBC recognized during 2007 was $0.2 million compared to $4.8 million in 2006. We also recognized $8.5 million in expenses associated with our recapitalization in 2006. As a percentage of this segment’s revenue, Receivables Management SG&A decreased to 34.6% in 2007, compared to 34.9% in 2006. SG&A before recapitalization expense and SBC was $68.5 million or 29.2% of this segment’s revenue in 2006.

Operating Income: Operating income in 2007 increased by $109.4 million, or 46.1%, to $346.6 million from $237.2 million in 2006. As a percentage of revenue, operating income increased to 16.5% in 2007 compared to 12.8% in 2006 primarily due to the recapitalization and SBC costs incurred in 2006 and the factors discussed above for revenue, cost of services and SG&A expenses.

As set forth below for 2006, base operating income, by business segment, excludes recapitalization expense and SBC and is a non-GAAP measure. Management believes these measures provide an alternative presentation of results that more accurately reflects on-going operations, without the distorting effects of the recapitalization expense and SBC items. The following table includes reconciliations for 2006 operating income, by business segment, excluding the recapitalization expense and SBC, to reported operating income.

Operating income by business segment:

	For the year ended December 31,
	2007	% of Revenue	Base Operating Income	Recap Expense	SBC	Reported 2006	% of Revenue	Change	% Change
Operating income in thousands
Communication Services	$114,754	10.5%	$142,527	$36,337	$17,125	$89,065	8.7%	$25,689	28.8%
Conferencing Services	181,673	25.0%	160,287	34,003	6,847	119,437	19.7%	62,236	52.1%
Receivables Management	50,144	17.7%	41,974	8,495	4,766	28,713	12.2%	21,431	74.6%

Total	$346,571	16.5%	$344,788	$78,835	$28,738	$237,215	12.8%	$109,356	46.1%

Communication Services operating income in 2007 increased by $25.7 million, or 28.8%, to $114.8 million. The increase in operating income was due primarily to recapitalization expenses and SBC in 2006, previously discussed. This increase in operating income was partially offset by the net $15.0 million litigation accrual previously discussed. As a percentage of this segment’s revenue, Communication Services operating income increased to 10.5% in 2007 compared to 8.7% in 2006. Operating income before recapitalization expense and SBC was $142.5 million or 14.0% of this segment’s revenue in 2006.

Conferencing Services operating income in 2007 increased by $62.2 million, or 52.1%, to $181.7 million. The increase in operating income included $6.9 million from the acquisition of Raindance. As a percentage of this segment’s revenue, Conferencing Services operating income increased to 25.0% in 2007, compared to 19.7% in 2006. Operating income before recapitalization expense and SBC was $160.3 million or 26.4% of this segment’s revenue in 2006.

Receivables Management operating income in 2007 increased by $21.4 million, or 74.6% to $50.1 million. The increase in operating income was due primarily to recapitalization expenses and SBC in 2006, previously discussed. As a percentage of this segment’s revenue, Receivables Management operating income increased to 17.7% in 2007, compared to 12.2% in 2006. Operating income before recapitalization expense and SBC was $42.0 million or 17.9% of this segment’s revenue in 2006.

Other Income (Expense): Other income (expense) includes sub-lease rental income, interest income from short-term investments and interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable. Other expense in 2007 was $319.0 million compared to $86.7 million in 2006. The change in other expense in 2007 was primarily due to interest expense on increased outstanding debt incurred in connection with our recapitalization and higher interest rates in 2007 than we experienced in 2006. Interest expense in 2007 was $332.4 million compared to $94.8 million in 2006.

Minority Interest: Our portfolio receivable lender owns a minority interest in several portfolio purchasing subsidiaries. The minority interest in the earnings of these subsidiaries for 2007 was $15.4 million compared to $17.1 million for 2006.

Net Income: Net income decreased $63.4 million, or 92.2%, to $5.4 million in 2007 compared to $68.8 million in 2006. The decrease in net income was due to the factors discussed above for revenues, cost of services, SG&A expense and other income (expense). Net income includes a provision for income tax expense at an effective rate of approximately 24.7% for 2007 compared to 48.8% in 2006. The difference between the effective tax rate during 2007 and the statutory tax rate is primarily due to higher minority interest pretax income as a percentage of total pretax income and the release of valuation allowances related to losses sustained by the unconsolidated equity investment (for tax purposes) which became deductible for tax purposes upon disposal of the majority-owned subsidiary. The 2006 effective income tax rate was impacted by approximately $40.0 million of recapitalization transaction costs which we expect to be non-deductible for income tax purposes.

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

Revenue by business segment:

	For the year ended December 31,
	2006	% of Total Revenue	2005	% of Total Revenue	Change	% Change
Revenue in thousands:
Communication Services	$1,020,242	55.0%	$873,975	57.4%	$146,267	16.7%
Conferencing Services	607,506	32.7%	438,613	28.8%	168,893	38.5%
Receivables Management	234,521	12.6%	216,191	14.2%	18,330	8.5%
Intersegment eliminations	(6,231)	-0.3%	(4,856)	-0.3%	(1,375)	28.3%

Total	$1,856,038	100.0%	$1,523,923	100.0%	$332,115	21.8%

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

Receivables Management revenue increased $18.3 million, or 8.5%, to $234.5 million in 2006. Sales of receivables portfolios in 2006 and 2005 resulted in revenue of $19.9 million and $13.5 million, respectively. The Receivables Management revenue growth was all organic.

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

Cost of Services by business segment:

	For the year ended December 31,
	2006	% of Revenue	2005	% of Revenue	Change	% Change
Cost of services in thousands:
Communication Services	$488,955	47.9%	$430,170	49.2%	$58,785	13.7%
Conferencing Services	210,842	34.7%	151,282	34.5%	59,560	39.4%
Receivables Management	123,999	52.9%	110,104	50.9%	13,895	12.6%
Intersegment eliminations	(5,274)		(4,175)		(1,099)	26.3%

Total	$818,522	44.1%	$687,381	45.1%	$131,141	19.1%

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

Selling, general and administrative expenses by business segment:

			For the year ended December 31,
	Base SG&A	Recap. Expense	SBC	Reported 2006	% of Revenue	Reported 2005	% of Revenue	Change	% Change
SG&A (in thousands)
Communication Services	$388,760	$36,337	$17,125	$442,222	43.3%	$321,729	36.8%	$120,493	37.5%
Conferencing Services	236,378	34,003	6,847	277,228	45.6%	181,538	41.4%	95,690	52.7%
Receivables Management	68,547	8,495	4,766	81,808	34.9%	67,279	31.1%	14,529	21.6%
Intersegment eliminations	(957)	—	—	(957)		(681)		(276)	NM

Total	$692,728	$78,835	$28,738	$800,301	43.1%	$569,865	37.4%	$230,436	40.4%

NM—Not meaningful

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

Operating income by business segment:

			For the year ended December 31,
	Base Operating Income	Recap Expense	SBC	Reported 2006	% of Revenue	Reported 2005	% of Revenue	Change	% Change
Operating income in thousands
Communication Services	$142,527	$36,337	$17,125	$89,065	8.7%	$122,076	14.0%	$(33,011)	-27.0%
Conferencing Services	160,287	34,003	6,847	119,437	19.7%	105,793	24.1%	13,644	12.9%
Receivables Management	41,975	8,496	4,766	28,713	12.2%	38,808	18.0%	(10,095)	-26.0%

Total	$344,789	$78,836	$28,738	$237,215	12.8%	$266,677	17.5%	$(29,462)	-11.0%

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

Receivables Management operating income in 2006 decreased by $10.1 million, or 26.0% to $28.7 million. The decrease in operating income was due primarily to recapitalization expenses and SBC, previously discussed. As a percentage of this segment’s revenue, Receivables Management operating income decreased to 12.2% in 2006, compared to 18.0% in 2005. Operating income before recapitalization expense and SBC was $42.0 million or 18.0% of this segment’s revenue in 2006.

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

Minority Interest: Our portfolio receivable lender owned a 30% minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC (“WAP”) in 2005. Effective January 1, 2006, and in connection with the renegotiation of the revolving financing facility, we acquired an additional 5% interest in WAP, which reduced the minority interest to 25%. The minority interest in the earnings of WAP for 2006 was $17.1 million compared to $16.1 million for 2005.

Net Income: Net income decreased $81.6 million, or 54.3%, to $68.8 million in 2006 compared to $150.4 million in 2005. The decrease in net income was due to the factors discussed above for revenues, cost of services, SG&A expense and other income (expense) as well as an increase in our effective tax rate. Net income includes a provision for income tax expense at an effective rate of approximately 43.5% for 2006 compared to 34.6% in 2005. The 2006 effective income tax rate was impacted by approximately $40.0 million of recapitalization transaction costs which we expect to be non-deductible for income tax purposes.

Liquidity and Capital Resources

Year Ended December 31, 2007 compared to 2006

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

On December 31, 2007 the outstanding balance on the indebtedness incurred in connection with the recapitalization and the amendments to the senior secured term loan facility in February and May 2007 to finance the WNG, TeleVox and Omnium acquisitions was $2.376 billion. The senior secured term facility is subject to scheduled annual amortization of 1% with quarterly payments and with variable interest at 2.375% over the selected LIBOR. Our senior secured revolving credit facility providing financing of up to $250.0 million had a $0 balance outstanding on December 31, 2007. On December 31, 2007 our $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016 were outstanding. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2007.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2007	2006	Change	% Change
Net cash provided by operating activities	$250,732	$196,638	$54,094	27.5%
Net cash used in investing activities	$(454,946)	$(812,253)	$357,307	44.0%
Net cash flows from financing activities	$131,271	$799,843	$(668,572)	-83.6%

Net cash flow from operating activities in 2007 increased $54.1 million, or 27.5%, to $250.7 million, compared to net cash flows from operating activities of $196.6 million in 2006. The increase in net cash flows from operating activities is primarily due to improved collections on accounts receivable and increases in amortization and accounts payable. Decreases in share based compensation, deferred tax expense and accrued expenses partially offset the increase in operating cash flows.

Days sales outstanding, a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risks was 50 days at December 31, 2007, and ranged from 50 to 52 days during the year. At December 31, 2006, the days sales outstanding were 51 days and ranged from 49 to 51 days during the year.

Net cash used in investing activities in 2007 decreased $357.3 million, or 44.0%, to $454.9 million, compared to net cash used in investing activities of $812.3 million in 2006. The decrease in cash used in investing activities was due to $291.8 million of acquisition costs incurred in 2007 primarily for the acquisitions of WNG, TeleVox and Omnium compared to $643.7 million of acquisition costs incurred in 2006 primarily for the acquisitions of Intrado, Raindance and InPulse. We invested $103.6 million in capital expenditures during 2007 compared to $113.9 million invested in 2006. The decrease in capital expenditures was primarily due to the purchase in 2006 of a building for $30.5 million which we previously leased under a synthetic lease arrangement. Investing activities in 2007 also included the purchase of receivable portfolios for $127.4 million and cash proceeds applied to amortization of receivable portfolios of $66.9 million compared to $114.6 million and $59.4 million, respectively, in 2006.

Net cash flow from financing activities in 2007 decreased $668.6 million, or 83.6% to $131.3 million, compared to net cash flow from financing activities of $799.8 million for 2006. During 2007 proceeds from the expansion of our senior secured term loan facility were $300.0 million and were used to finance the WNG, TeleVox and Omnium acquisitions. On September 21, 2007 the Company settled an appraisal rights claim brought by a former shareholder in connection with the Company’s recapitalization for $48.75 per share, the same amount received in the recapitalization as all other former public shareholders of the Company for a total of $170.6 million plus interest at 8.25% for a total of approximately $13.3 million. Also, during 2007, net cash from financing activities was partially offset by payments on portfolio notes payable of $75.7 million compared to $51.1 million in 2006. Proceeds from issuance of portfolio notes payable in 2007 were $108.8 million compared to $97.9 million in 2006. In 2006 the primary sources of financing were $3.2 billion of proceeds from the new debt and bonds, $725.8 million in equity proceeds from the sponsors and proceeds and related tax benefits of $69.3 million from our stock-based employee benefit programs in connection with our recapitalization. $2,910.5 million of the recapitalization transaction proceeds were used to acquire the common stock and stock options in the recapitalization. The proceeds were also used to pay off the $663.3 million balance of our previous revolving credit facility, including accrued interest. Debt acquisition costs incurred in 2006 were $109.6 million.

Year Ended December 31, 2006 compared to 2005

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2006	2005	Change	% Change
Net cash provided by operating activities	$196,638	$276,314	$(79,676)	-28.8%
Net cash used in investing activities	$(812,253)	$(297,154)	$(515,099)	173.3%
Net cash flows from financing activities	$799,843	$23,197	$776,646	3348.0%

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

Days sales outstanding, a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risks was 51 days at December 31, 2006, and ranged from 49 to 51 days during the year. At December 31, 2005, the days sales outstanding were 49 days and ranged from 48 to 49 days during the year.

Net cash used in investing activities in 2006 increased $515.1 million, or 173.3%, to $812.3 million, compared to net cash used in investing activities of $297.2 million in 2005. The increase in cash used in investing activities was due to $643.7 million of acquisition costs incurred in 2006 for the acquisitions of Intrado, Raindance and InPulse compared to $209.6 million of acquisition costs incurred in 2005 for the acquisition of Sprint’s conferencing assets. We invested $113.9 million in capital expenditures during 2006 compared to $76.9 million invested in 2005. The increase in capital expenditures was primarily due to the purchase of a building for $30.5 million which we previously leased under a synthetic lease arrangement. Investing activities in 2006 also included the purchase of receivable portfolios for $114.6 million and cash proceeds applied to amortization of receivable portfolios of $59.4 million compared to $75.3 million and $64.4 million, respectively, in 2005. $16.5 million of the increase in the purchase of receivable portfolios was due to the termination of the Sallie Mae facility which resulted in dissolution of a non-consolidated qualified special purpose entity (“QSPE”). The portfolios of the QSPE were purchased by us with funding pursuant to the Cargill facility. The Sallie Mae facility purchases were accounted for under an off balance sheet arrangement.

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

The indebtedness incurred in connection with the recapitalization consisted of $2.1 billion under a senior secured term loan facility which was subject to scheduled amortization of $21.0 million per year with variable interest at 2.75% over the selected LIBOR; a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn during 2006); and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2007.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.4 billion senior secured term loan facility and $250 million senior secured revolving credit facility bear interest at a variable rate. The senior secured term loan facility requires annual principal payments of approximately $23.9 million with a balloon payment at maturity, October 24, 2013, of approximately $2.239 billion. The senior secured term loan facility pricing is based on the Company’s debt rating and the grid ranges from 2.75% to 2.125% for LIBOR rate loans, currently priced at LIBOR plus 2.375%, and from 1.75% to 1.125% for base rate loans, currently priced at base rate plus 1.375%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 2.50% to 1.75% for LIBOR rate loans, priced at LIBOR plus 2.25% as of December 31, 2007 and from 1.50% to 0.75% for base rate loans, priced at base rate plus 1.25% as of December 31, 2007. The Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for fiscal 2007 and from October 24, 2006 through December 31, 2006 were 8.03% and 8.86%, respectively.

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into a two year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. At December 31, 2007 we had $820.0 million of the outstanding $2.376 billion senior secured term loan facility hedged at rates from 4.81% to 5.01%.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $365.0 million plus the aggregate amount of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—The Company is required to comply, on a quarterly basis, with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to consolidated adjusted earnings before interest expense, share based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries, or (“Adjusted EBITDA”) may not exceed 7.75 to 1.0, and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2007. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business.

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

Senior Notes—The senior notes contain covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

Senior Subordinated Notes—The senior subordinated indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

Our failure to comply with these debt covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our senior secured credit facilities or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indentures that govern the notes. Our senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

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

Adjusted EBITDA—The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity, we use Adjusted EBITDA, which we define as earnings before interest expense, share based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries, or “Adjusted EBITDA.” EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented as we understand certain investors use them as one measure of our historical ability to service debt. Adjusted EBITDA is also used in our debt covenants. Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to cash flow from operations. We use EBITDA and Adjusted EBITDA for debt covenant compliance as these are viewed as measures of liquidity.

	For the year ended December 31,
(amounts in thousands)	2007	2006	2005	2004	2003
Cash flows from operating activities	$250,732	$196,638	$276,314	$217,376	$199,725
Income tax expense	6,814	65,505	87,736	65,762	51,779
Deferred income tax (expense) benefit	8,917	(9,300)	2,645	(6,177)	2,492
Interest expense	332,372	94,804	15,358	9,381	5,503
Minority interest in earnings, net of distributions	(2,234)	2,814	(1,721)	(1,406)	(165)
Provision for share based compensation	(1,276)	(28,738)	(538)	—	—
Excess tax benefit from stock options exercised	—	50,794	—	—	—
Debt amortization	(14,671)	(3,411)	(858)	(1,216)	(738)
Other	195	(876)	(699)	(48)	(77)
Changes in operating assets and liabilities, net of business acquisitions	(53,461)	(2,180)	(15,313)	3,611	(26,895)

EBITDA	527,388	366,050	362,924	287,283	231,624

Minority interest (a)	15,399	16,287	15,411	2,590	165
Provision for share based compensation (b)	1,276	28,738	538	—	—
Transaction cost adjustments (c)	12,912	78,835	—	—	—
Non-recurring litigation settlement costs (d)	15,741	—	—	—	—
Acquisition synergies and costs (e)	7,244	7,000	—	—	—
Site closure and non-cash portfoilio impairments (f)	2,313	—	—	—	—
Vertical Alliance, Inc. adjustment (g)	1,850	3,727	1,365	—	—
Synthetic lease interest (h)	—	1,305	1,385	1,130	973

Adjusted EBITDA (i)	$584,123	$501,942	$381,623	$291,003	$232,762

Adjusted EBITDA Margin (j)	27.8%	27.0%	25.0%	23.9%	23.6%
Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (k)	$3,345,615	NM	NM	NM	NM
Ratio of total debt to Adjusted EBITDA	5.6x	NM	NM	NM	NM
Cash interest expense (l)	$286,682	NM	NM	NM	NM
Ratio of Adjusted EBITDA to cash interest expense	2.1x	NM	NM	NM	NM

(a)	Represents the minority interest in the earnings of majority owned consolidated subsidiaries.
(b)	Represents total share based compensation expense determined at fair value in accordance with SFAS 123(R).
(c)	Represents transaction costs incurred in connection with the recapitalization.
(d)	Estimated class action litigation settlement, net of estimated insurance proceeds, and related legal costs.
(e)	Represents pro forma synergies and synergies realized for the Raindance, Intrado, InPulse, CenterPost, TeleVox and Omnium acquisitions, consisting primarily of headcount reductions and telephony-related savings and direct acquisition expenses.
(f)	Represents site closure reserves and non-cash portfolio receivable allowances.
(g)	Represents the exclusion of the negative EBITDA in Vertical Alliance, Inc., which was an unrestricted subsidiary under the indentures governing our outstanding senior and senior subordinated notes.
(h)	Represents interest incurred on a synthetic building lease, which was purchased in September 2006.
(i)	Adjusted EBITDA is not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as a substitution for other GAAP measures. Adjusted EBITDA does not include profoma adjustments for acquired entities of $9.1 million as permitted in the debt covenants.
(j)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
(k)	Total debt excludes portfolio notes payable, includes capital lease obligations and is reduced by cash and cash equivalents.
(l)	Cash interest expense represents interest expense paid less amortization of capitalized financing costs under the Senior Secured Term Loan Facility, Senior Secured Revolving Credit Facility, Senior Notes and Senior Subordinated Notes.

NM—Not meaningful as our current debt covenants were effective October 24, 2006.

Credit Ratings

As of December 31, 2007 our credit ratings and outlook were as follows:

December 31, 2007
	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2 /Stable	B1	B1	Caa1	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B-	B-

(1)	On May 8, 2007 Moody’s lowered the senior secured credit facility rating to B1 from Ba3 while affirming all other credit and liquidity ratings.
(2)	On October 4, 2007 S&P raised the senior secured credit facility rating to BB- from B+ leaving all other credit and liquidity ratings unchanged.

In May 2007, Moody’s lowered the ratings on the senior secured term loans and the senior secured revolver citing the increase in the share of senior secured debt in the capital structure proforma for the proposed upsizing of the senior secured term facility to $2.4 billion from $2.1 billion. Their rating outlook remained stable. In November 2007, S&P affirmed the current ratings for the Company. S&P maintained the outlook is stable.

Portfolio Notes Payable Facilities.

We maintain through majority-owned subsidiaries revolving financing facilities. The lender is a minority interest holder in the majority-owned subsidiaries. Pursuant to these agreements, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from the lender and the majority-owned subsidiaries will fund the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the majority-owned subsidiaries, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. These notes are generally paid in full within two years from the date of origination. At December 31, 2007, we had $120.3 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $87.2 million outstanding at December 31, 2006.

Bank Revolving Credit Facility

Prior to the recapitalization on October 24, 2006, we maintained a bank revolving credit facility of $800 million which was to mature November 15, 2009. The bank revolving credit facility included an uncommitted add-on facility allowing an additional increase in the revolving credit available from $800 million to $1.2 billion and a swingline loan commitment amount of $25 million. The average daily outstanding balance of the revolving credit facility from January 1, 2006 through October 23, 2006 was $540.3 million. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility from January 1, 2006 through October 23, 2006 was 6.05%. At October 24, 2006, the outstanding balance, including accrued interest, due under the bank revolving credit facility of approximately $663.3 million, was paid in full in connection with the consummation of the recapitalization. At that time, we also charged to interest expense $3.9 million of unamortized debt issuance costs related to the paid off bank revolving credit facility.

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

The following table summarizes our contractual obligations at December 31, 2007 (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2013	$2,376,380	$23,943	$47,886	$47,886	$2,256,665
9.5% Senior Notes, due 2014	650,000	—	—	—	650,000
11% Senior Subordinated Notes, due 2016	450,000	—	—	—	450,000
Interest payments on fixed rate debt	877,750	111,250	222,500	222,500	321,500
Estimated interest payments on variable rate debt (1)	781,144	124,109	251,541	267,692	137,802
Operating leases	155,849	33,422	50,532	22,065	49,830
Capital lease obligations	1,269	915	354	—	—
Contractual minimums under telephony agreements (2)	202,057	88,704	113,353	—	—
Purchase obligations (3)	48,165	42,926	5,239	—	—
Portfolio notes payable	120,311	77,219	43,092	—	—
Commitments under forward flow agreements (4)	42,143	38,612	3,531	—	—

Total contractual cash obligations	$5,705,068	$541,100	$738,028	$560,143	$3,865,797

(1)	Interest rate assumptions based on February 1, 2008 U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2010. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.
(4)	Up to 85% of this obligation could be funded by non-recourse financing.

The table above excludes amounts paid for taxes and long term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts paid for income tax contingencies because the timing there of is highly uncertain. At December 31, 2007, we have accrued $16.0 million, including interest and penalties, for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $103.6 million for the year ended December 31, 2007, which were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $113.9 million for the year ended December 31, 2006. Capital expenditures for the year ended December 31, 2007 consisted primarily of equipment purchases and upgrades at existing facilities. Capital expenditures for the year ended December 31, 2006 consisted primarily of equipment purchases, the purchase for approximately $30.5 million of a building previously leased by us under a synthetic lease, the cost of new call centers in the Philippines, Texas, Oregon, New York and Wisconsin as well as upgrades at existing facilities. We currently project our capital expenditures for 2008 to be approximately $105.0 million to $120.0 million primarily for capacity expansion and upgrades at existing facilities.

Our senior secured term loan facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $365.0 million plus the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided, we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.

Off—Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These standby letters of credit will expire at various dates through June 2010 and are renewed as required. The outstanding commitment on these standby letters of credit at December 31, 2007 was $9.9 million. The standby by letters of credit are the only off-balance sheet arrangements we participate in at December 31, 2007.

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

We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. We follow American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain

Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Because any reductions in expectations are recognized as a reduction of revenue in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairment allowances in the future, and these allowances could be material. During the fourth quarter of 2007, an allowance of $2.5 million was recorded. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

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

Allowance for Doubtful Accounts and Notes Receivable. Our allowance for doubtful accounts and notes receivable represents reserves for receivables which reduce accounts receivables and notes receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes our processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustments to the allowance for doubtful accounts.

Goodwill and Other Intangible Assets. As a result of acquisitions made from 2002 through 2007, our recorded goodwill as of December 31, 2007 was $1,330.0 million and the other intangible assets as of December 31, 2007 was $336.4 million, net of accumulated amortization. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. In connection with these acquisitions, a third-party valuation was performed to assist management in determining purchase price allocation between goodwill and other intangible assets. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, SFAS No. 142 Goodwill and Other Intangible Assets, requires that goodwill be tested annually using a two-step process. The first step is to identify any potential impairment of the goodwill or intangible assets. The second step measures the amount of impairment loss, if any. Any changes in key assumptions about the businesses and their prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in and long-term tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. Further, we must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for us on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning in 2009. We are still assessing the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

At December 31, 2007, we had $2.376 billion outstanding under our senior secured term loan facility, $0 outstanding under our senior secured revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $120.3 million outstanding under the portfolio notes payable facility.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.4 billion senior secured term loan facility and $250 million senior secured revolving credit facility bear interest at a variable rate. The senior secured term loan facility pricing is based on the Company’s debt rating and the grid ranges from 2.75% to 2.125% for LIBOR rate loans, currently priced at LIBOR plus 2.375%, and from 1.75% to 1.125% for base rate loans, currently priced at base rate plus 1.375%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 2.50% to 1.75% for LIBOR rate loans, currently priced at LIBOR plus 2.25%, and from 1.50% to 0.75% for base rate loans, currently priced at base rate plus 1.25%. The Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $700.0 million and $600.0 million, respectively, for the three years ending October 23, 2007, 2008 and 2009 at rates from 5.0% to 5.01%. In August 2007, we entered into a two year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. At December 31, 2007 we had $820.0 million of the outstanding $2.376 billion senior secured term loan facility hedged at rates from 4.81% to 5.01%. Based on our unhedged obligation under the senior secured term loan facility at December 31, 2007, a 50 basis point change in interest rates would increase or decrease our annual interest expense by approximately $7.8 million annually.

Portfolio Notes Payable Facility.

We maintain through majority-owned subsidiaries revolving financing facilities. The lender is a minority interest holder in the majority-owned subsidiaries. Pursuant to these agreements, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from the lender and the majority-owned subsidiaries will fund the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the majority-owned subsidiaries, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. These notes are generally paid in full within two years from the date of origination. At December 31, 2007, we had $120.3 million of non-recourse portfolio notes payable outstanding under these facilities. Based on our obligations under these facilities, a 50 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.6 million.

Foreign Currency Risk

On December 31, 2007, the Communication Services segment had no material revenue or assets outside the United States. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars. During 2006 the Communication Services segment contract for workstation capacity in India expired and was not renewed.

In addition to the United States, the Conferencing Services segment operates facilities in the United Kingdom, Canada, Singapore, Germany, Australia, Hong Kong, Japan, France, New Zealand, Mexico and India. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries.

At December 31, 2007 and 2006, our Receivables Management segment operated facilities in the United States only.

For the year ended December 31, 2007, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Investment Risk

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $700.0 million and $600.0 million, respectively, for the three years ending October 23, 2007, 2008 and 2009 at rates from 5.0% to 5.01%. In August 2007, we entered into a two year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. At December 31, 2007 we had $820.0 million of the outstanding $2.376 billion senior secured term loan facility hedged at rates from 4.81% to 5.01%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-53.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s change in method of accounting for stock-based compensation expense in 2006 and, effective January 1, 2007, the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 17, 2008

ITEM 9B.	OTHER INFORMATION

On February 19, 2008 we announced we will be seeking to acquire Genesys (Euronext Eurolist: FR0004270270) (“Genesys”), a leading global multimedia collaboration service provider and combine its business with the business of one of our subsidiaries, InterCall, Inc. We will make a cash offer of €2.50 per ordinary share and for the American Depositary Shares (ADSs) at the U.S. dollar (“USD”) equivalent. For that purpose, West International Holdings Limited, an indirect wholly-owned subsidiary of West, filed with the French Autorité des Marchés Financiers (the “AMF”) a draft Tender Offer Prospectus (Projet de Note d’information). Genesys’ board of directors has unanimously expressed support for this project and has recommended the offer to its shareholders. The total transaction value, excluding transaction expenses, is approximately €182.9 million (approximately U.S. $285.0 million) and is expected to be funded with a combination of our cash on hand (EUR and USD) and our bank credit facilities. We have secured a commitment under our existing credit facility for an incremental term loan of up to $125 million which may be used in connection with the financing of the transactions contemplated by the tender offer agreement. The loan would be subject to the same covenants and would mature on the same date as the Company’s other terms loans outstanding under such facility. We expect to close the transaction during the second quarter.

The transaction is to take the form of a tender offer subject to the standard procedure under applicable French laws and regulations for all Genesys shares and bonds redeemable in shares (“ORAs”) and all ADSs representing ordinary shares. The offer will only be opened for acceptance once the French regulatory authority, the AMF, has granted approval. The offer will be subject to the following conditions: (i) Genesys securities tendered in the offer represent more than 66.66% of all the shares (including shares represented by ADSs) of Genesys on a fully diluted basis; and (ii) receipt of antitrust approvals in the United States, the United Kingdom and Germany. As of March 14, 2008, we have received the necessary antitrust approvals from the applicable regulatory authorities in the United States and Germany.

The draft Tender Offer Prospectus (Projet de Note d’information) was filed with the AMF on February 19, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Following the consummation of the recapitalization, our board of directors is composed of four outside directors and our Chief Executive Officer. Each director is elected to a term of three years. The following table sets forth information regarding the directors:

Name	Age	Position
Thomas B. Barker	53	Chairman of the Board, Chief Executive Officer and Director
Anthony J. DiNovi	45	Director
Soren L. Oberg	37	Director
Joshua L. Steiner	42	Director
Jeff T. Swenson	32	Director

The following biographies describe the business experience of each director:

Thomas B. Barker is the Chairman of the Board and Chief Executive Officer of West Corporation. Mr. Barker joined West Corporation in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West Corporation in March 1995. He was promoted to President and Chief Executive Officer of the Company in September of 1998 and served as our President until January 2004. Mr. Barker has been a director of the Company since 1997 and Chairman of the Board since March 2008.

Anthony J. DiNovi is a Co-President of Thomas H. Lee Partners. Mr. DiNovi joined Thomas H. Lee Partners in 1988. From 1984 to 1986, Mr. DiNovi worked at Wertheim Schroder & Co., Inc. in the Corporate Finance Department. Mr. DiNovi is a director of American Media Operations, Inc., Dunkin’ Brands, Inc., Michael Foods, Inc., Nortek, Inc. and Vertis, Inc. Mr. DiNovi has been a director of the Company since 2006 and was Chairman of the Board from October 2006 until March 2008.

Soren L. Oberg is a Managing Director of Thomas H. Lee Partners. Mr. Oberg worked at Thomas H. Lee Partners from 1993 to 1996 and rejoined in 1998. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co. Incorporated in the Merchant Banking Division. Mr. Oberg is a director of Ceridian Corporation, Cumulus Media Partners, LLC, Grupo Corporativo Ono, S.A., Hawkeye Energy Holdings and other private companies. Mr. Oberg has been a director of the Company since 2006.

Joshua L. Steiner is a Managing Principal of Quadrangle Group LLC. Prior to forming Quadrangle Group LLC in March 2000, Mr. Steiner was a Managing Director at Lazard Frères & Co. LLC, where he was a member of the firm’s Media and Communications Group. Prior to joining Lazard, Mr. Steiner was the Chief of Staff for the United States Department of the Treasury. Mr. Steiner is a director of Datanet Communications, Grupo Corporativo Ono, S.A., and other Quadrangle Group LLC affiliates. Mr. Steiner has been a director of the Company since 2006.

Jeff T. Swenson is a Principal of Thomas H. Lee Partners. Mr. Swenson joined Thomas H. Lee Partners in 2004 after attending graduate business school. From 2000 to 2002, Mr. Swenson worked in the private equity group at Bain Capital, LLC. From 1998 to 2000, Mr. Swenson worked at Bain & Company. Mr. Swenson has been a director of the Company since 2006.

The members of the board of directors will not be separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Executive Officers Of The Registrant

Our executive officers at December 31, 2007 were as follows:

Name	Age	Position
Thomas B. Barker	53	Chief Executive Officer and Director
Nancee R. Berger	47	President and Chief Operating Officer
J. Scott Etzler	55	President—InterCall, Inc.
Jon R. Hanson	41	Executive Vice President—Administrative Services and Chief Administrative Officer
Michael E. Mazour	48	President—West Asset Management, Inc.
Paul M. Mendlik	54	Executive Vice President—Finance, Chief Financial Officer and Treasurer
David C. Mussman	47	Executive Vice President, Secretary and General Counsel
Steven M. Stangl	49	President—Communication Services
Michael M. Sturgeon	46	Executive Vice President—Sales and Marketing
David J. Treinen	51	Executive Vice President—Corporate Development and Planning

Thomas B. Barker is the Chairman of the Board and Chief Executive Officer of West Corporation. Mr. Barker joined West Corporation in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West Corporation in March 1995. He was promoted to President and Chief Executive Officer of the Company in September of 1998 and served as our President until January 2004. Mr. Barker was elected Chairman of the Board of West Corporation in March 2008.

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

Jon R. (Skip) Hanson joined us in 1991 as a Business Analyst. In October 1999, he was promoted to Chief Administrative Officer and Executive Vice President of Corporate Services. In January 2008 he was named President of West Telemarketing Corporation.

Michael E. Mazour joined West Telemarketing Corporation in 1987 as Director—Data Processing Operations. Mr. Mazour was promoted to Vice President, Information Services of West Telemarketing Corporation Outbound in 1990, to Senior Vice President, Client Operations in 1995, to Executive Vice President in 1997 and to President in January 2004. He was named President of West Business Services, LP in November 2004. In January 2006 he was named President of West Asset Management, Inc.

Paul M. Mendlik joined us in 2002 as Executive Vice President, Chief Financial Officer & Treasurer. Prior to joining us, he was a partner in the accounting firm of Deloitte & Touche LLP from 1984 to 2002.

David C. Mussman joined West Corporation in January, 1999 as Vice President and General Counsel and was promoted to Executive Vice President in 2001. Prior to joining us, he was a partner at the law firm of Erickson & Sederstrom.

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

David J. Treinen joined us in 2007 as Executive Vice President, Corporate Development and Planning. Prior to joining West Corporation, he served as Executive Vice President, Corporate Development and Strategy for First Data Corporation from September 2006 until September 2007. Prior to that assignment Mr. Treinen held a number of responsibilities with First Data Corporation including Senior Vice President from February 2006 to August 2006, President of First Data Government Solutions from April 2004 to January 2006. Prior to this assignment Mr. Treinen was the Managing Director of eONE Global, a First Data Corporation subsidiary, from 2001 through March of 2004.

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

Compensation Committee

The purpose of the compensation committee is to review and approve the compensation of the executives of the Company. The compensation committee approves compensation objectives and policies as well as compensation plans and specific compensation levels for all executive officers. The current members of the compensation committee are Mr. Thomas B. Barker and Mr. Anthony J. DiNovi. The compensation committee did not have a charter as of December 31, 2007.

With respect to compensation matters for each named executive officer other than Mr. Barker, Mr. Barker solicits information and recommendations on each executive’s duties, responsibilities, business goals, objectives and upcoming challenges of the businesses from Mr. Mendlik, the Chief Financial Officer (“CFO”), and Ms. Berger, the President and Chief Operating Officer (“COO”). Mr. Barker provides Mr. DiNovi his recommendation of compensation for each named executive officer. Mr. Barker also provides publicly available compensation data for senior executives, including chief executive officers, of various companies. After reviewing and discussing Mr. Barker’s recommendations for each named executive officer Mr. DiNovi and Mr. Barker establish the compensation of the management team generally and Mr. DiNovi establishes Mr. Barker’s compensation independently.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

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

Each year objective financial goals with respect to the Company’s performance are recommended by executive management to the board of directors. Based upon the goals and objectives of the Company, approved by the board of directors, the compensation committee approves objective financial goals for the executives and approves corresponding compensation elements designed to meet objective financial goals over three periods of time—short-term (quarterly), medium-term (annual) and long-term (one year or longer).

The compensation committee determines annual cash salary and bonuses of executives based upon the input it receives from Mr. Mendlik and Ms. Berger. In determining annual cash salary and bonuses, the compensation committee considers, among other factors, the Company’s ability to replace the individual in the event of the executive’s departure, the size of the organization including number of employees, revenue and profitability under the executive’s control, the amount received by others in relatively similar positions within the Company, title, and, with respect to the Chief Executive Officer, comparable compensation of other CEOs based upon public filings. The companies whose data we relied upon for comparing compensation of other CEOs included: Axciom Corporation, Alliance Data Systems Corporation, ChoicePoint Inc., Convergys Corporation, DST Systems Inc., Equifax Inc., Fiserv Inc., Harte-Hanks, Inc., IMS Health Inc., Iron Mountain Incorporated, MPS Group, Inc., Perot Systems Corporation, and TeleCommunication Systems Inc. The compensation committee compared the plan for Mr. Barker to the companies listed above, which the Company believes have size, financial or business characteristics similar to the Company. The compensation committee compared the Company’s proposed compensation plan for Mr. Barker to such public information as one of many factors considered and as a basis for general guidance and comparison. The compensation committee, however, did not undertake a formal benchmarking process.

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

Recommendations for base salary and target bonus are provided to the compensation committee by our CEO annually. Factors considered by Mr. Barker in making such recommendation include:

•	A review of the scope of responsibilities of the executive compared to what was required of him or her in the previous year.

•	Assignment of financial and operational targets related to specific business objectives.

•	The qualitative analysis and recommendations of the CFO and COO.

•	Time since base salary was last changed.

After Mr. Barker reviews the goals and objectives for the executives for the upcoming year, the expected duties, expected contribution of the relevant business unit to the profitability of the Company, the recommendations of the CFO and COO and the time since the last change in base salary, the targeted compensation amount is recommended to Mr. DiNovi. As a result of discussions between Mr. DiNovi and Mr. Barker, the compensation committee established the targeted compensation for each executive officer other than Mr. Barker. Mr. DiNovi considers Mr. Barker’s compensation independently. Generally, no more than half of the targeted compensation comes from base salary. The executives were eligible for a bonus by meeting or exceeding performance criteria set out for the year. The percent of compensation derived from base salary generally declines as the executive’s position or responsibilities within West grow.

Our goal is to reward the achievement of goals and assumption of additional responsibilities. Mr. Barker makes a qualitative analysis of these items as well as the potential impact the success or failure of the executive with respect to these items will have on the Company. The Company also recognizes that many of its executives have opportunities for alternative employment and aims to establish salary and bonus packages that are competitive with such alternatives. The differences among the executive’s compensation were based upon Mr. Barker’s qualitative analysis of the factors described above.

Medium-Term

The Company primarily relies upon cash bonuses, paid quarterly and annually based upon annual objective financial goals, to compensate employees for medium-term performance. The Company has designed its cash bonuses to represent a significant portion of the targeted total annual cash compensation of its named executive officers. The Company pays performance-based bonuses only upon the achievement of pre-determined objective financial goals. The Company pays a portion of the projected annual cash bonuses on a quarterly basis to executives provided the pre-determined objective financial goals were met for that quarter. It is the Company’s intent to reward the early achievement of the pro-rata portion of the annual objective financial goals. For corporate based plans, the Company retains 25% of quarterly bonuses, and pays such holdback in February of the following year provided the year end objective financial goals are met. In the event the annual objective financial goals are not met the Company retains the option to offset any quarterly bonus that was paid in anticipation of meeting the annual objective, against future earned bonuses.

Historically, the more senior the executive position in West, the greater percent of the compensation comes from bonuses versus salary. In addition, the more senior the executive and more responsibility assumed by the executive, the more equity based compensation was awarded.

The objective financial goals are tailored to the business objectives of the business unit or units managed by the executive. The board approves the Company’s objective financial goals and then approves compensation packages with performance-based financial measurements that the board believes will adequately motivate the executives to meet those objectives. Objective financial measurements used by the Company include, but are not limited to, adjusted net income, pre-tax net income, net income, net operating income, Adjusted EBITDA, as defined in our debt covenants, revenue, expenses, and days sales outstanding (“DSOs”). The specific incentive-based targets for the named executive officers are set forth below. For purposes of bonus calculations in 2007, the board made certain adjustments to the 2007 Adjusted EBITDA calculation. These adjustments in the aggregate lowered the bonus calculations. The adjustments included the exclusion of site closure reserves, non-cash portfolio receivable allowances and direct acquisition expenses. Mr. Barker’s bonus calculation also excluded one-half of the non-recurring litigation settlement costs add back. Further, the board approved the inclusion of the post-acquisition Adjusted EBITDA results of Omnium, net of the after tax cash impact of the related incremental debt and operating income, in determining whether the financial measurements have been satisfied.

Barker

In 2007, Mr. Barker earned a performance bonus based on consolidated Adjusted EBITDA growth for the Company. Adjusted EBITDA for each quarter was compared to the same quarter in the previous year. Each one million dollar increase of Adjusted EBITDA over 2006 Adjusted EBITDA of $501,943,551 resulted in a $29,250 bonus. In the event Adjusted EBITDA exceeded $561,000,000 for the year, Mr. Barker received $36,500 for every $1,000,000 of Adjusted EBITDA above that threshold.

Berger

In 2007, Ms. Berger earned a performance bonus based on consolidated Adjusted EBITDA growth for the Company. Adjusted EBITDA for each quarter was compared to the same quarter in the previous year. Each one million dollar increase of Adjusted EBITDA over 2006 Adjusted EBITDA of $501,943,551 resulted in a $17,000 bonus. In the event Adjusted EBITDA exceeded $561,000,000 for the year, Ms. Berger received $21,250 for every $1,000,000 of Adjusted EBITDA above that threshold.

Mendlik

In 2007, Mr. Mendlik earned a performance bonus based on consolidated Adjusted EBITDA growth for the Company. Adjusted EBITDA for each quarter was compared to the same quarter in the previous year. Each one million dollar increase of Adjusted EBITDA over 2006 Adjusted EBITDA of $501,943,551 resulted in a $7,600 bonus. In the event Adjusted EBITDA exceeded $561,000,000 for the year, Mr. Mendlik received $9,500 for every $1,000,000 of Adjusted EBITDA above that threshold.

Etzler

In 2007, Mr. Etzler’s bonus calculation for the operating results of the Conferencing Services segment was composed of three parts, a revenue component, an operating income before corporate allocations component and the achievement of specified days sales outstanding component. 2007 revenue for the Conferencing Services segment was $727,830,672 versus a budget of $676,062,997. The actual revenue exceeded the budget by 7.66%. After applying the plan multiple of three, this resulted in a bonus factor of 1.2298 (7.66% x 3). 2007 operating income for the Conferencing Services segment before corporate allocations was $226,547,204 versus a budget of $212,526,021. The actual adjusted operating income exceeded the budget by 6.6%. After applying the plan multiple of three, this resulted in a bonus factor of 1.198 (6.6% x 3). The two bonus factors are equally weighted, resulting in a 1.2138 bonus factor applied to the target company profitability bonus of $350,000, or $424,837. The 2007 Adjusted EBITDA objective for West Corporation was originally established when the Company provided its guidance in January 2006. That guidance indicated Adjusted EBITDA of $540 million to $560 million. In April that guidance was revised upward with the announcement of the Omnium acquisition to $565 million to $585 million. In 2007, Adjusted EBITDA was $584,123,294. In accordance with Mr. Etzler’s bonus plan, the achievement of the Adjusted EBITDA target resulted in a $100,000 bonus. The days sales outstanding objective of 51 days or less was met in 2007, therefore Mr. Etzler received the maximum bonus for this component. Accordingly, Mr. Etzlers’s total non-equity incentive plan compensation was $624,837 ($424,837 + $100,000+ $100,000).

Johnson

In 2007, Mr. Johnson earned a performance bonus based on consolidated Adjusted EBITDA margin for the Company in accordance with the following: 24.1%   - 25.0% = $250,000

   25.1%   - 26.0% = $300,000

   26.1%   - 26.5% = $400,000

   26.51% - 27.0% = $450,000

   27.1%   - 27.5% = $550,000

   27.51% - 28.0% = $650,000

   28.1%  +           = $750,000

Mr. Johnson’s bonus structure is designed to reward him for acquisitions that resulted in improved Adjusted EBITDA margins. In 2007, Mr. Johnson also earned a $75,000 discretionary bonus.

Stangl

In 2007, Mr. Stangl’s bonus calculation was composed of three components. The first component was based on the percentage of achieving the predetermined 2007 net operating income before corporate allocations objective for the Communication Services segment. This component was not to exceed $350,000. The second component provided for a bonus only if the net operating income before corporate allocations objective of the Communication Services segment exceeded $182,834,452. The third component was based on West Corporation’s achievement of a predetermined 2007 Adjusted EBITDA objective identical to that of Mr. Etzler’s Adjusted EBITDA objective previously discussed. Mr. Stangl’s 2007 net operating income before corporate allocations objective for the Communication Services segment was $182,834,452. The 2007 net operating income before corporate allocations results achieved by the Communication Services segment as adjusted for bonus purposes was $159,985,092 or 87.5% of the objective. This resulted in a $306,259 ($350,000 x 87.5%) bonus for meeting the first component objective but the results failed to meet the criteria to qualify Mr. Stangl for the second component of his bonus plan. Accordingly, Mr. Stangl’s total non-equity incentive plan compensation for the three components was $406,259 ($306,259 + $0 + $100,000).

Periodically executives earn discretionary bonuses to recognize results or significant efforts that may not be reflected in the financial measurements set forth above. The Company believes that these discretionary bonuses are necessary when important events in the Company require significant time and effort by the executive in addition to the time and effort needed for meeting the Company’s target financial objectives. The Company does not believe discretionary bonuses should be a routine part of executive compensation.

Senior Management Retention Bonus Plan

In 2006, certain of our executive officers and all of the named executive officers were offered retention bonuses in connection with the consummation of the recapitalization. If a participant continued employment through the one-year anniversary of the consummation of the recapitalization, the participant was eligible for a retention bonus in an amount generally equal to 100% of the participant’s annual cash compensation (2006 base salary and target bonus). Fifty percent of such retention bonus was paid within three business days after the six-month anniversary of the consummation of the recapitalization and the remainder was paid within three business days after the one-year anniversary of the consummation of the recapitalization. Please see column (d) in the All Other Compensation Table for amounts the named executive officers received under the senior management retention bonus plan.

Long-Term

The Company primarily relies upon equity-based plans to recruit talented individuals and to motivate them to meet or exceed the Company’s long-term business objectives.

Equity Based Compensation Plans

Following the recapitalization of the Company on October 24, 2006, the board of directors adopted the West Corporation 2006 Executive Incentive Plan (the “Plan”). The Company has allocated approximately 8% of the outstanding common stock for restricted stock grants and 3% of the outstanding common stock for option grants. The Company continues to believe that the long-term business objectives of the Company and its shareholders are best achieved through the use of equity-based grants. Because there is no public market for the Company’s equity, and thus no public price, the grants will generally be made on an annual basis with a grant or exercise price based on fair market valuation of our equity determined by an independent appraisal.

The Company has determined that senior executives will receive restricted stock grants rather than options. The Company’s decision to make a greater use of restricted stock as a long-term compensation mechanism was based, in part, by the ability of executives to file so-called “Section 83(b) elections” in connection with each restricted stock grant. A Section 83(b) election allows executives to pay federal income taxes on the value of the restricted stock grant at the time he or she receives that grant, rather than paying taxes when the restricted stock grant vests based on the then value of the stock. The election also allows the executive to begin the holding period for capital gains treatment at the time of grant rather than at the time of vesting. In addition, for grants made in December 2006 and new executive’s hired in 2007 the Company paid each executive who made a Section 83(b) election a special bonus to cover, on an after tax basis, the federal income taxes that result from that election. The Company does not intend to continue the practice of paying a special bonus to cover the taxes of a Section 83(b) election on future grants.

The compensation committee will determine the size of the restricted stock grants under the Plan based upon the CEO’s determination of the overall value of the individual to the Company, including the following factors: 1) the executive’s expected impact on the Company’s financial objectives; 2) recommendations of other senior management; 3) the Company’s ability to replace the executive in the event of the executive’s departure; 4) the size of the organization including number of employees, revenue and income under the executive’s control; 5) the amount received by others in relatively similar positions; and 6) title. The Company has not based, and does not expect to base, future grants on the value of prior grants. Based on the factors noted above, Mr. DiNovi determined the size of Mr. Barker’s restricted stock grant.

The Company has also determined that the vesting of restricted stock will be based upon both the passage of time and performance-based conditions. The Company believes that the long-term objectives of the Company are to create enterprise value and monetize that value in an exit event. The Company also believes that the vesting of a portion of the restricted stock grants should be based upon the passage of time as a mechanism to encourage executives to remain a part of the organization.

The Plan administrator may determine the time or times at which an award will vest or become exercisable and the terms on which an award requiring exercise will remain exercisable. Without limiting the foregoing, the Plan administrator may at any time accelerate the vesting or exercisability of an award, regardless of any adverse or potentially adverse tax consequences resulting from such acceleration. As of December 31, 2007 the vesting of all outstanding restricted stock grants under our restricted stock program is divided into three tranches. The first tranche of 33.33% of each grant vests ratably over a five-year period of time. The purpose of this form of vesting is to retain talented people for an extended period of time.

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

•

Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on the exit event, the Investors’ total return is more than 200% and their internal rate of return exceeds 15%, with the amount of Tranche 3 shares vesting ratably, using a straight line method, upon the exit event depending on the amount by which the Investors’ total return exceeds 200%. The tranche 3 shares will vest as follows based on the following conditions:

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

Other Long-Term Benefit Plans

The Company also provides a deferred compensation plan to certain of our senior level executives. Executives are allowed to defer annually up to $500,000 of cash compensation. The plan provides that the deferrals are credited with notional earnings based on notional shares of various mutual funds or notional Equity Strips of the Company, at the election of the executive. If the executive chooses notional Equity Strips as the benchmark, the Company matches the executive’s deferrals in the amount equal to a percentage of the amount deferred. Matching contributions to the plan vest ratably over a five-year period beginning on January 1, 2007 or, if later, the date the executive first participates in the Plan. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the plan year of deferral or, if earlier, the date the participant separates from service with the Company. Deferrals credited with earnings based on notional Equity Strips are paid through the issuance of Company shares. Recipients of the shares have no equity or contractual put right with respect to the issued shares. The Company believes this plan further aligns the interests of executive management and the long term goals of equity holders by providing an ongoing plan that allows executives to increase their equity interest in the Company.

The Company also provides a 401(k) plan and a deferred compensation “top hat” plan pursuant to sections 201(2), 301(a)(3), 401(b)(6) of ERISA and the Internal Revenue Code of 1986. The Company matches contributions up to 14% of income or the statutory limit whichever is less. The Company believes that such plans provide a mechanism for the long- term financial planning of its employees. The Company has chosen not to include the Company’s equity in either plan or to base the Company’s matching contributions on individual performance.

Other

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

In reliance on the review and discussions referred to above, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which will be filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Thomas B. Barker

Anthony J. DiNovi

Summary Compensation

The following table shows compensation information for 2007 and 2006 for the named executive officers.

2007 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards (1) ($) (e)	Option Awards (2) ($) (f)	Non-Equity Incentive Plan Compensation (3) ($) (g)	All Other Compensation (4) ($) (h)	Total ($) (i)
Thomas B. Barker	2007	850,000	—	157,300	—	1,977,848	2,471,151	5,456,299
Chief Executive Officer and Director	2006	846,154	—	13,108	689,625	2,662,357	2,585,456	6,796,700

Nancee R. Berger	2007	550,000	—	71,500	—	1,316,717	1,896,151	3,834,368
President and Chief Operating Officer	2006	548,077	—	5,958	536,211	2,137,385	1,348,085	4,575,716

Paul M. Mendlik	2007	400,000	—	47,667	—	588,650	1,032,319	2,068,636
Executive Vice President—Finance, Chief Financial Officer and Treasurer	2006	385,000	—	3,972	280,078	749,960	1,269,187	2,688,196

J. Scott Etzler	2007	475,000	—	47,667	—	624,837	918,811	2,066,315
President—InterCall Inc.	2006	425,000	—	3,972	770,057	599,112	764,081	2,562,222

Robert E. Johnson (5)	2007	399,039	75,000	47,667	—	550,000	962,190	2,033,896
Executive Vice President—Strategic Business Development

Steven M. Stangl	2007	400,000	—	47,667	—	406,259	1,015,869	1,869,795
President—Communication Services	2006	397,116	—	3,972	358,405	749,395	997,571	2,506,459

(1)	The amounts in this column constitute restricted stock granted on December 1, 2006 under the Company’s 2006 Executive Incentive Plan. The amounts are valued based on the amount recognized for financial statement reporting purposes for stock awards with respect to 2007 and 2006 pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS123R”), except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts. See Note 13 to the Consolidated Financial Statements included in this report for a discussion of the relevant assumptions used in calculating these amounts pursuant to FAS123R.
(2)	The amounts in this column constitute stock options granted under the Company’s 1996 and 2006 Stock Incentive Plan. The amounts are valued based on the amount recognized for financial statement reporting purposes for stock options with respect to 2006 pursuant to FAS123R, except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from, and does not reduce, such amounts. See Note 13 to the Consolidated Financial Statements included in this report for a discussion of the relevant assumptions used in calculating these amounts pursuant to FAS123 R. Due to the recapitalization, the vesting of grants under these plans was accelerated in 2006. The effect of this acceleration is included in the 2006 amounts. No named executive officers received plan-based awards in 2007.
(3)	The amounts in this column constitute performance-based payments earned under employment agreements approved by the compensation committee prior to the beginning of each fiscal year. See the Narrative to the Summary Compensation Table and Plan-Based Awards Table for further information regarding these performance based payments.
(4)	Amounts included in this column are set forth by category below in the 2007 All Other Compensation Table.
(5)	On October 1, 2007 Mr. Johnson resigned his position as Vice President Corporate Development and Planning.

2007 All Other Compensation Table

Name (a)	Insurance Premiums ($) (1) (b)	Company Contributions to Retirement Plans ($) (2) (c)	Change in Control Payments / Accruals ($) (3) (d)	Total ($) (e)
Thomas B. Barker	13,401	257,750	2,200,000	2,471,151
Nancee R. Berger	13,401	257,750	1,625,000	1,896,151
Paul M. Mendlik	7,595	259,724	765,000	1,032,319
J. Scott Etzler	6,793	37,018	875,000	918,811
Robert E. Johnson	8,119	229,071	725,000	962,190
Steven M. Stangl	8,119	157,750	850,000	1,015,869

(1)	Includes premiums paid for various health and welfare plans.
(2)	Includes the employer match on the Executive Deferred Compensation Plan, Qualified Retirement Savings Plan and Non-qualified Deferred Compensation Plan.
(3)	Amounts in this column represent the 2007 retention bonus as approved during the recapitalization process in 2006.

Grants of Plan-Based Awards

The following table shows awards made to our named executive officers in 2007.

2007 Grants of Plan-Based Awards Table

Name (a)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
	Target ($) (b)	Maximum ($) (c)
Thomas B. Barker	1,351,350	N/A
Nancee R. Berger	785,400	N/A
Paul M. Mendlik	351,120	N/A
J. Scott Etzler	550,000	750,000
Robert E. Johnson	400,000	750,000
Steven M. Stangl	336,000	N/A

(1)	The employment agreements for each named executive officer provide for performance-based payments if certain financial measures are achieved. These performance measures, which were approved by the compensation committee, include potential targets and, for Messrs. Etzler and Johnson, a maximum performance-based payment. The performance-based payment incentives for the other four named executive officers did not provide for a maximum amount which could be earned and are noted in the table above as N/A (not applicable). Amounts actually earned under the employment agreements are reflected in column (f) to the Summary Compensation Table. Please see the “Narrative to the Summary Compensation Table and Plan-Based Awards Table” for further information regarding these performance measures and payouts.

Employment Agreements

During 2007, all of the named executive officers were employed pursuant to agreements with the Company. Each employment agreement sets forth, among other things, the named executive officer’s minimum base salary, non-equity incentive compensation opportunities and entitlement to participate in our benefit plans. The employment agreements are updated annually.

The base salaries for the named executive officers established by the compensation committee on December 13, 2006 for 2007 were: Mr. Barker, Chief Executive Officer, $850,000; Ms. Berger, President and Chief Operating Officer, $550,000; Mr. Mendlik, Executive Vice President-Finance, Chief Financial Officer and Treasurer, $400,000; Mr. Etzler, President—InterCall Inc., $475,000; Mr. Johnson, Executive Vice President Strategic Business Development, $400,000; and Mr. Stangl, President—Communication Services, $400,000.

The Company has designed its non-equity incentive compensation to represent a significant portion of targeted total annual cash compensation of named executive officers. The Company pays performance-based bonuses only upon the achievement of pre-determined objective financial goals. The objective financial goals are tailored to the business objectives of the business unit or units managed by the named executive officer. Objective financial measurements used by the Company include, but are not limited to, net operating income for specific business segments, Adjusted EBITDA (as defined in our debt covenants), revenue, expenses, and days sales outstanding (“DSOs”). In 2007 three of the named executive officers, Mr. Barker, Ms. Berger and Mr. Mendlik, received performance-based compensation based on Adjusted EBITDA. For 2007, Adjusted EBITDA was defined as earnings before interest expense, stock-based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, other non-cash reserves, transaction costs and after acquisition synergies and costs and excludes unrestricted subsidiaries. The three executives were paid a fixed amount for each million dollar increase of Adjusted EBITDA over 2006 Adjusted EBITDA. In addition, the three executives received additional bonuses for each million dollars of Adjusted EBITDA over a specified target. The specified target for 2007 was based upon the Company’s financial objectives set by the board of directors. The financial measurements for Mr. Etzler in 2007 were revenues, operating income, and DSOs for the Conferencing Services segment and Adjusted EBITDA attainment. The financial measurement for Mr. Johnson in 2007 was Adjusted EBITDA margin. The financial measurements for Mr. Stangl in 2007 were operating income for the Communication Services segment and Adjusted EBITDA. Please see the Compensation Discussion and Analysis for a discussion of the specific incentive-based targets for each of the named executive officers.

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

Restricted Stock and Stock Option Awards

During 2007, none of the named executive officers received restricted stock or stock option awards.

The Company does not have specific targets or objectives with respect to the amount of salary and bonus in proportion to total compensation. Generally, the most senior executives and highest paid executives earn a larger percentage of total compensation through performance-based bonuses and equity-based compensation.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2007.

2007 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards			Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Option Exercise Price ($) (e)	Option Expiration Date (d)	Number of Shares or Units of Stock That Have Not Vested (#) (2) (e)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3) (g)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4) (h)
Thomas B. Barker	40,122	33.00	1/2/2012	439,956	629,137	1,100,055	1,573,079
	28,755	33.00	4/2/2012
	44,676	33.00	7/1/2012
	54,837	33.00	10/1/2012
	70,758	38.15	4/1/2013
	812,583	33.00	4/1/2013
	79,209	33.00	7/1/2013
	87,570	33.00	10/1/2013
	60,876	33.00	1/2/2014
	57,465	33.00	4/1/2014
	53,343	33.00	7/1/2014
	46,224	33.00	10/1/2014
	18,306	33.00	1/3/2015

	1,454,724

Nancee R. Berger	63,369	33.00	7/1/2013	199,980	285,971	500,025	715,036
	70,056	33.00	10/1/2013
	70,758	38.15	4/1/2013
	48,699	33.00	1/2/2014
	45,972	33.00	4/1/2014
	42,669	33.00	7/1/2014
	36,972	33.00	10/1/2014
	14,643	33.00	1/3/2015

	393,138

Paul M. Mendlik	945	33.00	1/2/2013	133,320	190,648	333,350	476,691
	25,308	33.00	4/1/2013
	18,477	33.00	7/1/2013
	20,430	33.00	10/1/2013
	25,569	33.00	1/2/2014
	40,230	33.00	4/1/2014
	37,341	33.00	7/1/2014
	32,355	33.00	10/1/2014

	200,655

	Option Awards			Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Option Exercise Price ($) (e)	Option Expiration Date (d)	Number of Shares or Units of Stock That Have Not Vested (#) (2) (e)	Market Value of Shares or Units of Stock That Have Not Vested (4) ($) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3) (g)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4) ($) (h)
J. Scott Etzler	3,231	33.00	10/1/2014	133,320	190,648	333,350	476,691
	12,807	33.00	1/3/2015
	12,906	33.00	4/1/2015
	9,531	33.00	10/3/2015
	8,982	33.00	7/1/2015

	47,457

Robert E. Johnson	70,758	38.15	4/1/2013	133,320	190,648	333,350	476,691
	4,572	33.00	1/3/2015
	11,547	33.00	10/1/2014
	12,942	33.00	10/1/2014
	13,329	33.00	7/1/2014
	14,931	33.00	7/1/2014
	14,364	33.00	4/1/2014
	16,092	33.00	4/1/2014
	15,219	33.00	1/2/2014
	17,046	33.00	1/2/2014
	21,897	33.00	10/1/2013
	19,800	33.00	7/1/2013
	16,965	33.00	4/1/2013
	5,157	33.00	9/3/2012
	8,928	33.00	7/1/2012
	8,091	33.00	6/3/2012
	5,751	33.00	4/2/2012
	8,019	33.00	1/2/2012
	71,145	33.00	1/3/2011
	2,736	33.00	10/1/2012
	2,736	33.00	3/3/2013

	362,025

Steven M. Stangl	2,871	33.00	4/2/2012	133,320	190,648	333,350	476,691
	4,464	33.00	7/1/2012
	14,454	33.00	4/1/2013
	10,557	33.00	7/1/2013
	11,673	33.00	10/1/2013
	31,608	33.00	4/1/2014
	29,331	33.00	7/1/2014
	25,416	33.00	10/1/2014

	130,374

(1)	These options represent retained, or “rollover” options. In connection with the recapitalization, certain executive officers elected to convert certain vested options in the Company into fully-vested options in the surviving corporation. No share-based compensation was recorded for these retained options, as these options were fully vested prior to the consummation of the recapitalization (which triggered the “rollover event”).

(2)	These amounts represent restricted stock awards granted on December 1, 2006. These awards vest ratably over a five year period.
(3)	These amounts represent restricted stock grants that vest based upon performance criteria tied to an exit event of the majority shareholders. In accordance with FAS 123R these performance based awards are not recognized as expense by the Company until the occurrence of an exit event and the required performance is probable. Please see the Compensation Discussion and Analysis included on page 59 of this report for a discussion of the performance criteria.
(4)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore the market value of $1.43 per share was based on the results of an independent appraisal report dated October 30, 2006.

Option Exercises and Stock Values

The following table shows all stock awards vested and value realized upon vesting by the named executive officers below.

2007 Stock Vested Table

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (b)	Value Realized on Vesting ($) (1) (c)
Thomas B. Barker	109,989	157,284
Nancee R. Berger	49,995	71,493
Paul M. Mendlik	33,330	47,662
J. Scott Etzler	33,330	47,662
Robert E. Johnson	33,330	47,662
Steven M. Stangl	33,330	47,662

(1)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore the market value of $1.43 per share was based on the results of an independent appraisal report dated October 30, 2006.

Nonqualified Deferred Compensation Table

The following table shows certain information for the named executive officers under our Deferred Compensation Plan and Executive Retirement Savings Plan.

2007 Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last Fiscal Year (1) ($) (b)	Registrant Contributions in Last Fiscal Year (2) ($) (c)	Aggregate Earnings in Last Fiscal Year (3) ($) (d)	Aggregate Withdrawls / Distributions ($) (e)	Aggregate Balance at Last Fiscal Year End (4) ($) (f)
Thomas B. Barker
Deferred Compensation Plan	500,000	250,000	—	—	3,289,679
Executive Retirement Savings Plan	12,989	6,554	11,414	—	135,071

Nancee R. Berger
Deferred Compensation Plan	500,000	250,000	24,081	2,009,826	750,000
Executive Retirement Savings Plan	11,835	5,917	9,836	—	143,966

Paul M. Mendlik
Deferred Compensation Plan	500,000	250,000	17,151	3,415,041	1,547,785
Executive Retirement Savings Plan	12,479	6,239	5,688	61,755	15,288

J. Scott Etzler
Deferred Compensation Plan	186,037	28,998	988	205,641	555,768
Executive Retirement Savings Plan	10,625	6,351	1,111	—	60,283

Robert E. Johnson
Deferred Compensation Plan	442,641	221,321	—	—	1,089,337
Executive Retirement Savings Plan	13,243	6,621	1,728	—	112,486

Steven M. Stangl
Deferred Compensation Plan	300,000	150,000	2,635	1,356,869	450,000
Executive Retirement Savings Plan	12,616	6,109	5,731	—	153,533

(1)	Amounts in this column are also included in columns (c) and (f) of the 2007 Summary Compensation Table included in this report.
(2)	Amounts in this column are also included in column (c) of the 2007 All Other Compensation Table and column (g) of the 2007 Summary Compensation Table included in this report.
(3)	The aggregate earnings represent the market value change of these plans during 2007. None of the earnings are included in the 2007 Summary Compensation Table included in this report.
(4)	Amounts reported in the aggregate balance at last fiscal year end for 2007 which were previously reported as compensation to the named executive officer in the Summary Compensation Table for previous years were: Mr. Barker $2,831,900; Ms. Berger $2,553,451; Mr. Mendlik $3,519,937; Mr. Etzler $622,227; Mr. Stangl $798,896 and Mr. Johnson $683,826.

Non-Qualified Retirement Plans

Effective January 2003, we established the Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors and highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same mutual fund investments made available to participants in the 401(k) plan or in notional Equity Strips. Open enrollment to participate in the Deferred Compensation Plan is held annually. Once enrolled the participant’s participation and deferral percentage is fixed for the upcoming calendar year. Participants may select from fifteen mutual funds or Equity Strips for notional investment of their deferred compensation. Administration of the Deferred Compensation Plan is performed by an outside provider, Wells Fargo Institutional Trust Services. Executives are allowed to defer up to $500,000 of cash compensation per year. We match a percentage of any amounts notionally invested in Equity Strips. Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or, if later, the date the executive first participates in the Deferred Compensation Plan. The Deferred Compensation Plan and any earnings thereon are held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors. Earnings in the Deferred Compensation Plan are based on the change in market value of the plan investments during a given period. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the year of deferral or, if earlier, the date the participant separates from service with the Company. Deferrals invested in notional Equity Strips are paid through the issuance of Company shares. Recipients of the Equity Strips upon such distribution have no equity or contractual put right with respect to the issued Equity Strips. At the time of the recapitalization, participants were given the one time right, with respect to amounts that would have been payable to them after January 1, 2007, to modify any previously elected payment date to a date after January 1, 2007 and prior to March 15, 2007. Executives were required to make this one-time election prior to December 31, 2006, and any election became irrevocable as of such date. Those participants who elected to modify their deferral date were paid in cash based upon the value of their deferrals into notional mutual fund accounts or based upon $48.75 per share for deferrals into notional Company Equity Strips.

We also maintain the West Corporation Executive Retirement Savings Plan (the “Executive Savings Plan”). Participation in the Executive Savings Plan is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. Open enrollment to participate in the Executive Savings Plan is held annually. Once enrolled the participant’s participation and deferral percentage is fixed for the upcoming calendar year. Participants may select from fifteen mutual funds for investment of their deferred compensation. Participants may change their investment selection as often as they choose. Administration of the Executive Savings Plan is performed by an outside provider, Wells Fargo Institutional Trust Services. We will match 50% of employee contributions, limited to the same maximums and vesting terms as those of the 401(k) plan. Earnings in the Executive Savings Plan are based on the change in market value of the plan investments (mutual funds) during a given period. We maintain a grantor trust under the Executive Savings Plan (“Trust”). The principal of the Trust and any earnings thereon are held separate and apart from our other funds and are used exclusively for the uses and purposes of plan participants, but remain subject to claims from the Company’s general creditors.

One year returns for the investment funds in the Executive Savings Plan were:

Fund	1 year return	Fund	1 year return
Wells Fargo Advantage Stable Income	4.02%	Wells Fargo Advantage Capital Growth	18.77%
PIMCO Total Return A	8.57%	Goldman Sachs Mid Cap Value A	3.35%
MFS Total Return A	5.35%	Victory Special Value A	13.76%
MFS Value A	7.99%	Franklin Balance Sheet Investment A	(3.36%)
Wells Fargo Advantage Index	5.22%	Baron Small Cap	11.69%
Davis New York Venture A	4.97%	Templeton Growth A	2.19%
Fidelity Advisor Growth Opportunity	23.50%	American Funds Europacific Growth	19.22%
Janus Growth and Income	8.69%

The following table sets forth the benefits that would have been payable to each named executive officer upon a termination or change in control as of December 31, 2007.

2007 Potential Payments Upon Termination or Change in Control Table

Name (a)	Benefits (1) ($) (b)	Potential Cash Severance Payment (2) (3) ($) (c)	Equity Payout Upon Qualified Termination (4) ($) (d)	Accelerated Vesting Upon Change in Control or Initial Public Offering (5) ($) (e)
Thomas B. Barker	55,203	15,114,885	786,421	2,359,500
Nancee R. Berger	41,802	7,658,061	357,464	357,464
Paul M. Mendlik	22,595	2,308,804	238,310	238,310
J. Scott Etzler	21,793	1,012,612	238,310	238,310
Robert E. Johnson (6)	—	—	—	—
Steven M. Stangl	23,118	1,039,031	238,310	238,310

(1)	Benefits include payments of medical, accident, disability and life insurance premiums for a specified period of time and outplacement assistance. These benefits are payable only in the case of a qualified termination.
(2)	Includes an estimated gross-up payment relating to excise taxes under Section 4999 of the Internal Revenue Code. The estimated potential gross-up payments to be made in connection with a change in control are $5,872,032 for Mr. Barker; $3,047,224 for Ms. Berger; $1,154,953 for Mr. Mendlik and $0 for Messer’s. Etzler and Stangl.
(3)	On May 31, 2006, our board of directors authorized us to enter into Change in Control Agreements (“CIC Agreements”) with certain of our executive officers and other key employees. If the participant’s employment with us terminates during the two-year period following the consummation of the recapitalization for any reason other than cause, resignation without good reason, death or disability (as such terms are defined in the CIC Agreements) then the participant is entitled to his or her unpaid base salary and bonus, a prorated target bonus for the year in which the termination occurs, certain lump sum payments of up to three times the executive’s salary and bonus in the year of termination, continued benefit coverage for the participant and his or her dependents for a period of time not to exceed three years, accelerated vesting of tranche 1 and accelerated vesting of tranches 2 and 3 to the extent the vesting targets are met as of the termination, and outplacement assistance for a period of time not to exceed twelve months. The severance benefits under the CIC Agreements are in lieu of any other severance otherwise payable under another of our severance plans or policies and any consulting compensation paid under the employee’s existing employment agreement, but such employment agreement, including the confidentiality, noncompetition and developments covenants therein, otherwise remains in effect for one or two years depending upon the executive.
(4)	Under the CIC Agreements a non-qualifying termination is a termination for cause, resignation without good reason, death or disability. All other terminations are considered qualifying terminations. None of the potential payments noted in this table will be paid upon a non-qualifying termination. On October 30, 2006, a third-party appraisal firm valued the Company’s shares at $1.43 per share. The amounts in column (e) are the result of multiplying the respective restricted shares vested, upon a qualified termination, a change in control or initial public offering, by this value for the respective named executive officer.
(5)	Mr. Barker’s CIC Agreement provides that all three restricted stock tranches vest upon an initial public offering. Unless the performance criteria are met for tranches 2 and 3, the named executives only vest in tranche 1 upon a change of control. For a discussion on the calculation on column (e) see the preceding note.
(6)

Mr. Johnson resigned his position as Executive Vice President Strategic Business Development on October 1, 2007. In accordance with Mr. Johnson’s letter of resignation, he acknowledged and agreed that he was not entitled to benefits under any other severance or change in control plan, program, agreement or arrangement including, without limitation, the CIC Agreement. Upon his resignation Mr. Johnson and the

Company reached the following agreement: (i) The Company invoked its consulting option pursuant to Mr. Johnson’s employment agreement and Mr. Johnson will provide consulting services and receive consulting pay equal to Mr. Johnson’s 2007 base salary; (ii) Tranche 1 of Mr. Johnson’s restricted stock will continue to vest as though Mr. Johnson remained an Employee as defined in the Restricted Stock and Special Bonus Agreement and the West Corporation 2006 Executive Incentive Plan during the term of Mr. Johnson’s consulting period; (iii) Vesting for Tranche 2 and Tranche 3 of Mr. Johnson’s shares of restricted stock will be determined pursuant to the Restricted Stock Agreement and the West Corporation 2006 Executive Incentive Plan upon an Exit Event, as defined in the Restricted Stock Agreement, if such Exit Event occurs prior to July 1, 2009; (iv) Unvested Tranche 2 and Tranche 3 shares will not be forfeited until July 1, 2009, at which time they will be forfeited if an Exit Event has not occurred prior to such date; (v) Mr. Johnson’s roll over stock options will remain exercisable as though his employment terminated on the earlier of the end of Mr. Johnson’s consulting period or December 31, 2008; (vi) A $1 million dollar success bonus will be paid to Mr. Johnson upon the close of a specified acquisition project on or before December 31, 2008 and (vii) the Company waived its call option in Section 7 of the Stockholder Agreement among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers dated as of October 24, 2006.

At the time of the recapitalization the Company entered into change of control agreements (“CIC Agreements”) with executive officers. The purpose of the CIC Agreements was to provide certainty to executives with respect to their positions with the Company following a change in control and to assure the Company and its shareholders that they have the continued dedication and full attention of these key employees after the recapitalization. If the participant’s employment with us terminates during the two-year period following the consummation of the recapitalization for any reason other than cause, resignation without good reason, death or disability (as such terms are defined in the CIC Agreement), then the participant is entitled to the following:

•	any unpaid base salary and bonus;

•	a prorated bonus for the year in which the termination occurs, based on the higher of the target bonus for the year of termination or the year in which the merger is consummated;

•

a lump sum payment equal to (i) the sum of the employee’s highest annual base salary in effect during the 12 months prior to the termination date plus the employee’s target annual bonus in effect immediately prior to the termination date (or, if higher, the average of the employee’s bonuses during the three years prior to the date of the merger) if the employee is a Tier 3 or 4 employee, (ii) a lump sum payment equal to two times such sum if the employee is a Tier 2 employee or (iii) a lump sum payment equal to three times such sum if the employee is a Tier 1 employee;

•

continued benefit coverage for the employee and his or her dependents for a period of (i) one year after the date of termination if the employee is a Tier 3 or 4 employee, (ii) two years after the date of termination if the employee is a Tier 2 employee or (iii) three years after the date of termination if the employee is a Tier 1 employee;

•

accelerated vesting of any long-term incentive award (including, without limitation, any option, restricted stock, restricted stock unit, or other equity-based award) held by the employee, with any applicable performance goals deemed satisfied at the target level; and

•

outplacement assistance for a period of (i) six months if the employee is a Tier 3 or 4 employee or (ii) 12 months if the employee is a Tier 1 or 2 employee, but having a cost not in excess of $15,000 per employee.

Thomas B. Barker is a Tier 1 employee. Nancee R. Berger is a Tier 2 employee. J. Scott Etzler, Paul M. Mendlik and Steven M. Stangl, are Tier 3 and 4 employees. The severance benefits under the CIC Agreements are in lieu of any consulting compensation paid under the employee’s existing employment agreement, but the employment agreement, including the confidentiality, noncompetition and developments covenants therein, remains in effect. If payments to the employee under the change in control agreement or any other plan or agreement would cause the employee to be subject to an excise tax under Section 4999 of the Internal Revenue

Code of 1986, as amended, either the payments will be reduced, if a reduction constitutes less than 10% of the aggregate after-tax proceeds to the employee absent the reduction, or the employee will receive a gross-up payment in an amount equal to the excise tax and all taxes on the gross-up payment.

The only material difference among the CIC Agreements is contained in paragraph 3(a)(1)(ii), in which Mr. Barker is entitled to three (3) times the sum of the employee’s highest annual base salary in effect during the 12 months prior to the termination date plus the employee’s target annual bonus in effect immediately prior to the termination date (or, if higher, the average of the employee’s bonuses during the three years prior to the date of the merger), Ms. Berger was entitled to two (2) times such sum and Mr. Stangl, Mr. Etzler and Mr. Mendlik were entitled to one (1) times such sum.

The Company structured the change in control and severance payments in the manner described above upon receiving guidance from Pearl Meyer & Partners (“Pearl Meyer”) of Chicago and the recommendation of the Special Committee in connection with the recapitalization. Pearl Meyer is an independent executive compensation consultant that conducted a comprehensive review of market practices for change in control policies and programs. Pearl Meyer was hired by a Special Committee formed in connection with the Company’s review of certain strategic alternatives that resulted in the recapitalization that was completed on October 24, 2006. The Special Committee hired Pearl Meyer to assess market practices available to retain the West executive team pending and, in order to help enhance the value to the Company’s stockholders in connection with any such strategic alternative, following any such strategic alternative. The Special Committee retained Pearl Meyer to provide guidance on compensation related matters associated with the strategic alternative review only. Pearl Meyer was not retained to evaluate or provide guidance on the Company’s regular compensation practices. Pearl Meyer provided a report outlining their recommendations for transaction incentives, retention bonuses, change in control agreements, non-executive severance and retention, Internal Revenue Code Section 280G implications, and their opinion on “reasonableness” of the various compensation elements. The Special Committee based its determination as to the form of the agreements and amount of the incentive and bonus agreements in large part on the information provided in that report. The change in control agreements were not a factor contemplated by the compensation committee in determining overall compensation for 2007.

Non-employee Director Compensation

None of our non-employee directors receive a director fee or stock option grants but will be reimbursed for all reasonable expenses incurred in connection with their attendance at board meetings.

Compensation Committee Interlocks and Insider Participation

Mr. Anthony J. DiNovi, a member of our compensation committee, is Co-President of Thomas H. Lee Partners, L.P. Affiliates of Thomas H. Lee Partners, L.P. provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the recapitalization. The fees for services aggregate approximately $3.3 million annually. Thomas H. Lee Partners, L.P. also received reimbursement for travel and other out-of pocket expenses in the aggregate of approximately $0.1 million in 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Stock options granted under the 2006 Executive Incentive Plan	2,424,500	$1.64	618,847
Restated Nonqualified Deferred Compensation Plan (1)	110,403	N/A	889,597

Total	2,534,903	$1.64	1,508,444

N/A—Not Applicable

(1)	Pursuant to the terms of the Restated Nonqualified Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in our Equity Strips. We match a percentage (50% in 2007 and 2006) of any amounts notionally invested in our Equity Strips, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year the individual is in the Plan. The maximum number of shares of common stock available under the Restated Nonqualified Deferred Compensation Plan was 1,000,000. At December 31, 2007 the notionally granted Class A and Class L shares under the Restated Nonqualified Deferred Compensation Plan was 110,403. The weighted average price of $1.64 does not take these awards into account.

Security Ownership

The following table summarizes the beneficial ownership of our common stock as of February 26, 2008 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each director;

•	each executive officer whose name appears on the Summary Compensation Table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Owners (1)	Amount Beneficially Owned	Percent of Respective Class of Common Shares
Class A Shares
Gary L. West (2)	10,000,805	11.5%
Mary E. West (2)	10,000,805	11.5%
Quadrangle Group Funds (3)	10,000,000	11.5%
Thomas H. Lee Funds (4)	48,060,000	55.1%
Thomas B. Barker (5)	3,076,242	3.5%
Nancee R. Berger (6)	1,099,456	1.3%
J. Scott Etzler (7)	542,184	*
Robert E Johnson (8)	821,800	*
Paul M. Mendlik (9)	696,220	*
All executive officers as a group (10 persons) (10)	8,047,198	9.0%

Class L Shares
Gary L. West (2)	1,250,101	12.6%
Mary E. West (2)	1,250,101	12.6%
Quadrangle Group Funds (3)	1,250,000	12.6%
Thomas H. Lee Funds (4)	6,007,500	60.7%
Thomas B. Barker (5)	178,280	1.8%
Nancee R. Berger (6)	43,682	*
J. Scott Etzler (7)	5,273	*
Robert E Johnson (8)	40,225	*
Paul M. Mendlik (9)	25,235	*
All executive officers as a group (10 persons) (10)	325,357	3.2%

*	Less than 1%

(1)	The address of each of our executive officers and directors is c/o West Corporation, 11808 Miracle Hills Drive, Omaha, Nebraska 68154.
(2)	The address for this stockholder is 9746 Ascot Drive, Omaha, Nebraska 68114
(3)	Includes 8,751,805 Class A and 1,093,976 Class L shares of common stock owned by Quadrangle Capital Partners II LP; 234,792 Class A and 29,349 Class L shares of common stock owned by Quadrangle Select Partners II LP; and 1,013,403 Class A and 126,675 Class L shares of common stock owned by Quadrangle Capital Partners II-A LP (collectively, the “Quadrangle Funds”). The Quadrangle Funds’ general partner is Quadrangle GP Investors II LP, whose general partner is QCP GP Investors II LLC (collectively, the “QF Advisors”). Shares held by the Quadrangle Funds may be deemed to be beneficially owned by the QF Advisors. The QF Advisors disclaim any beneficial ownership of any shares held by the Quadrangle Funds. Each of the Quadrangle Funds has an address c/o Quadrangle Group LLC, 375 Park Avenue, 14th Floor, New York, New York 10152.
(4)

Includes 19,917,333 Class A and 2,489,667 Class L shares of common stock owned by Thomas H. Lee Equity Fund VI, L.P.; 13,486,958 Class A and 1,685,870 Class L shares of common stock owned by Thomas H. Lee Parallel Fund VI, L.P.; 10,460,000 Class A and 1,307,500 Class L shares of common stock owned by THL Equity Fund VI Investors (West), L.P.; 2,355,901 Class A and 294,488 Class L shares of common stock owned by Thomas H. Lee Parallel (DT) Fund VI, L.P.; 36,540 Class A and 4,568 Class L shares of common stock owned by THL Coinvestment Partners, L.P.; and 1,600,000 Class A and 200,000 Class L shares of common stock owned by THL Equity Fund VI Investors (West) HL, L.P. (collectively, the “THL Funds”); 101,654 Class A and 12,707 Class L shares of common stock owned by Putnam Investment Holdings, LLC; and 101,614 Class A and 12,702 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company III LLC (collectively, the “Putnam Funds”). The THL Funds’ general partner is THL Equity Advisors VI, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (collectively, “Advisors”). Shares held by the THL Funds may be deemed to be beneficially owned by Advisors. Advisors disclaim any beneficial ownership of any shares held by the THL Funds. The Putnam Funds are co-investment entities of the THL Funds. Putnam Investment Holdings, LLC (“Holdings”) is the managing member of Putnam Investments Employees’ Securities Company III LLC (“ESC III”). Holdings disclaims any beneficial ownership of any shares held by ESC III. Putnam Investments LLC, the managing member of Holdings, disclaims beneficial ownership of any shares held by the Putnam Funds. Each of the THL Funds has an address c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109.

(5)	Includes 1,293,088 Class A and 161,636 Class L shares subject to options.
(6)	Includes 349,456 Class A and 43,682 Class L shares subject to options.
(7)	Includes 42,184 Class A and 5,273 Class L shares subject to options.
(8)	Includes 321,800 Class A and 40,225 Class L shares subject to options.
(9)	Includes 178,360 Class A and 22,295 Class L shares subject to options.
(10)	Includes 2,406,184 Class A and 300,773 Class L shares subject to options.

The table above does not include 116,014 shares notionally granted under our Nonqualified Deferred Compensation Plan at February 26, 2007. These shares have not been granted, do not carry voting rights and cannot be sold until the end of the deferral periods, which begin in 2012 unless there is a change of control of the Company.

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

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the recapitalization. The fees for services and expenses aggregate $4.1 million in 2007, and approximately $1.0 million in 2006. In addition, in consideration for financial advisory services and capital structure analysis services rendered in connection with the recapitalization, affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC received an aggregate transaction fee of $40.0 million. Three members of our board are affiliated with Thomas H. Lee Partners, L.P.: Mr. Anthony J. DiNovi, Co-President, Mr. Soren L. Oberg, Managing Director, and Mr. Jeff T. Swenson, Vice President. One member of our board is affiliated with Quadrangle Group LLC: Mr. Joshua L. Steiner, Managing Principal.

We lease certain office space owned by a partnership whose partners own approximately 23% of our common stock at December 31, 2007. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2007, 2006 and 2005. The lease expires in 2014.

As a result of our acquisition of Omnium, the Company leases certain office space under a non-cancellable operating lease and a month-to-month cancellable operating lease from a limited partnership partly owned by Douglas Wilwerding, President of WAM Receivable Services. Related party lease expense was approximately $1.0 million in 2007.

The Company does not have a written related party policy, however, under its charter, the audit committee will review and approve all related party transactions as required to be reported pursuant to item 404(a) of Regulation S-X.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

All services provided by Deloitte & Touche LLP (“Deloitte & Touche”) were reviewed with our audit committee and senior management to confirm that the performance of such services was consistent with maintaining Deloitte & Touche’s independence.

The following table summarizes the fees we paid to Deloitte & Touche in 2007 and 2006.

Fee Type	2007	2006
Audit	$933,610	$900,406
Audit-related	64,063	434,677
Tax	577,738	368,142
All other	—	—

Total	$1,575,411	$1,703,225

Audit Fees—Audit fees consist of fees paid for the audits of our annual financial statements and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q. The increase in fees from 2007 to 2006 was primarily due to the increase in the size of the engagement.

Audit-Related Fees—Audit-related fees consist of fees paid for our SEC filings, advisory services and the audit of our 401(k) Plan. The decrease in fees from 2006 to 2007 was primarily due to work performed on our recapitalization in 2006.

Tax Fees—Tax fees consist of fees paid for tax consultation, state tax planning, due diligence assistance on certain acquisitions, research and development analysis, reviews associated with the recapitalization and international tax consultation.

The audit committee has adopted a policy requiring pre-approval by the committee for all services (audit and non-audit) to be provided to us by our external auditor. In accordance with that policy, our Audit Committee pre-approved all of the foregoing services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit Number	Description
2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)

2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)

2.03	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC; BuyDebtCo LLC; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 9, 2004)

2.04	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 9, 2004)

2.05	Asset Purchase Agreement, dated as of May 9, 2005, among InterCall, Inc., Sprint Communications Company L.P. and Sprint Corporation, solely with respect to certain sections thereof (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 9, 2005)

2.06	Agreement and Plan Merger, dated January 29, 2006, by and among West Corporation, West International Corp. and Intrado Inc. (incorporated by reference to Exhibit 2.06 to Form 10-K filed February 24, 2006)

2.07	Agreement and Plan Merger, dated February 6, 2006, by and among Raindance Communications, Inc., West Corporation and Rockies Acquisition Corporation (incorporated by reference to Exhibit 2.07 to Form 10-K filed February 24, 2006)

3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated October 30, 2006)

Exhibit Number	Description
3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

10.01	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2006)

10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)

10.03	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2006)

10.04	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.4 to Form 10-Q filed on November 9, 2006)

10.05	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.06	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended January 28, 2008 (incorporated by reference to Exhibit 10.06 to Form 10-K filed March 17, 2008) (1)

10.07	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended January 28, 2008 (incorporated by reference to Exhibit 10.07 to Form 10-K filed March 17, 2008) (1)

10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended January 28, 2008 (incorporated by reference to Exhibit 10.08 to Form 10-K filed March 17, 2008) (1)

10.09	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended January 28, 2008 (incorporated by reference to Exhibit 10.09 to Form 10-K filed March 17, 2008) (1)

10.10	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended January 28, 2008 (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 17, 2008) (1)

10.11	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.12	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2006)

10.13	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 9, 2006)

10.14	Amendment No. 1, dated as of February 14, 2007, by and among West, certain domestic subsidiaries of West and Lehman Commercial Paper Inc. (“Lehman”), as Administrative Agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 20, 2007)

10.15	Amendment No. 2, dated as of May 11, 2007, by and among West, Omnium Worldwide, Inc., as borrower and guarantor, and Lehman Commercial Paper, Inc. (“Lehman”), as Administrative Agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2007)

10.16	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Annex B to Schedule 14A filed April 10, 2003) (1)

10.17	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.18	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.19	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.20	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.21	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.22	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

10.23	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.24	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)

10.25	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)

10.26	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.27	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)

10.28	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.29	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.30	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on November 9, 2006) (1)

10.31	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2005 (incorporated by reference to Exhibit 10.33 to Form 10-K filed on February 28, 2007) (1)

10.32	Amendment One West Corporation Executive Retirement Savings Plan (incorporated by reference to Exhibit 10.34 to Form 10-K filed on February 28, 2007) (1)

10.33	Amendment Two West Corporation Executive Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Form 10-K filed on February 28, 2007) (1)

10.34	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 5, 2006) (1)

10.35	Senior Management Transaction Bonus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 5, 2006) (1)

10.36	Senior Management Retention Plan (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 5, 2006) (1)

10.37	Voting Agreement (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 5, 2006)

10.38	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 30, 2007)

10.39	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)

Exhibit Number	Description
10.40	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014 (incorporated by reference to Exhibit 99.3 to Form 8-K filed on March 30, 2007)

10.41	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)

10.42	Separation Agreement dated September 27, 2007 between West Corporation and Robert E. Johnson (incorporated by reference to Exhibit 10.42 to Form 10-K dated March 17, 2008)(1)

21.01	Subsidiaries

31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/s/ THOMAS B. BARKER
Thomas B. Barker
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	March 17, 2008
Director

/s/ SOREN L. OBERG Soren L. Oberg	March 17, 2008
Director

/s/ JOSHUA L. STEINER Joshua L. Steiner	March 17, 2008
Director

/s/ JEFF T. SWENSON Jeff T. Swenson	March 17, 2008
Director

/s/ THOMAS B. BARKER Thomas B. Barker	March 17, 2008
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

/s/ PAUL M. MENDLIK Paul M. Mendlik	March 17, 2008
Executive Vice President—Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ R. PATRICK SHIELDS R. Patrick Shields	March 17, 2008
Senior Vice President—Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation expense in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 17, 2008

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2007	2006	2005
REVENUE	$2,099,492	$1,856,038	$1,523,923
COST OF SERVICES	912,389	818,522	687,381
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	840,532	800,301	569,865

OPERATING INCOME	346,571	237,215	266,677

OTHER INCOME (EXPENSE):
Interest income	11,389	6,081	1,499
Interest expense	(332,372)	(94,804)	(15,358)
Other, net	2,007	2,063	678

Other expense	(318,976)	(86,660)	(13,181)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	27,595	150,555	253,496

INCOME TAX EXPENSE	6,814	65,505	87,736

INCOME BEFORE MINORITY INTEREST	20,781	85,050	165,760

MINORITY INTEREST IN NET INCOME	15,399	16,287	15,411

NET INCOME	$5,382	$68,763	$150,349

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,947	$214,932
Trust cash	10,358	7,104
Accounts receivable, net	289,480	285,087
Portfolio receivables, current portion	77,909	64,651
Deferred income taxes receivable	33,718	4,636
Other current assets	44,463	49,746

Total current assets	597,875	626,156
PROPERTY AND EQUIPMENT:
Property and equipment	827,458	743,399
Accumulated depreciation and amortization	(528,813)	(448,692)

Property and equipment, net	298,645	294,707

PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	132,233	85,006
GOODWILL	1,329,978	1,186,375
INTANGIBLES, net	336,407	195,412
OTHER ASSETS	151,352	148,200

TOTAL ASSETS	$2,846,490	$2,535,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$60,979	$40,613
Accrued expenses	245,044	375,957
Current maturities of long-term debt	23,943	21,000
Current maturities of portfolio notes payable	77,219	59,656
Income tax payable	2,895	360

Total current liabilities	410,080	497,586
PORTFOLIO NOTES PAYABLE , less current maturities	43,092	27,590
LONG-TERM OBLIGATIONS, less current maturities	3,452,437	3,179,000
DEFERRED INCOME TAXES PAYABLE	90,774	18,320
OTHER LONG-TERM LIABILITIES	47,523	26,959

TOTAL LIABILITIES	4,043,906	3,749,455
COMMITMENTS AND CONTINGENCIES (Notes 6, 9, 10 and 14)
MINORITY INTEREST	12,937	10,299
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,898 and 9,777 SHARES ISSUED AND OUTSTANDING	1,029,782	903,656
STOCKHOLDERS’ (DEFICIT)
Class A common stock $0.001 par value, 400,000 shares authorized, 87,223 and 85,938 shares issued and outstanding	87	86
Additional paid-in capital	—	78,427
Retained (deficit)	(2,231,302)	(2,206,641)
Accumulated other comprehensive income (loss)	(8,920)	574

Total stockholders’ (deficit)	(2,240,135)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,846,490	$2,535,856

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,382	$68,763	$150,349
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	102,045	96,218	83,805
Amortization	80,775	40,762	25,677
Provision for share based compensation	1,276	28,738	538
Deferred income tax expense (benefit)	(8,917)	9,300	(2,645)
Debt amortization	14,671	3,410	857
Other	(195)	876	699
Minority interest in earnings, net of distributions of $13,165, $18,998 and $13,690	2,234	(2,814)	1,721
Excess tax benefit from stock options exercised	—	(50,794)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	14,713	(41,744)	(25,658)
Other assets	(9,497)	(24,418)	(10,395)
Accounts payable	8,753	(7,750)	(2,049)
Accrued expenses and other liabilities	39,492	76,091	53,415

Net cash flows from operating activities	250,732	196,638	276,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $21,410, $108,150 and $0	(291,760)	(643,690)	(209,645)
Purchase of portfolio receivables	(127,412)	(114,560)	(75,302)
Purchase of property and equipment	(103,647)	(113,895)	(76,855)
Collections applied to principal of portfolio receivables	66,927	59,353	64,395
Other	946	539	253

Net cash flows from investing activities	(454,946)	(812,253)	(297,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and bonds	300,000	3,200,000	—
Consideration paid to shareholders in exchange for stock	(170,625)	(2,790,911)	—
Principal repayments of long-term obligations	(23,618)	—	—
Consideration paid to stock option holders in exchange for stock options	—	(119,638)	—
Proceeds from private equity sponsors	—	725,750	—
Net change in revolving credit facility	—	(220,000)	(10,000)
Debt issuance costs	(2,299)	(109,591)	—
Proceeds from the sale of stock and stock options exercised	553	18,540	21,175
Excess tax benefits from stock options exercised	—	50,794	—
Proceeds from issuance of portfolio notes payable	108,812	97,871	66,765
Payments of portfolio notes payable	(75,748)	(51,144)	(54,743)
Payments of capital lease obligations	(1,032)	(6,313)	—
Other	(4,772)	4,485	—

Net cash flows from financing activities	131,271	799,843	23,197

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(42)	(131)	148
NET CHANGE IN CASH AND CASH EQUIVALENTS	(72,985)	184,097	2,505
CASH AND CASH EQUIVALENTS, Beginning of period	214,932	30,835	28,330

CASH AND CASH EQUIVALENTS, End of period	$141,947	$214,932	$30,835

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS )

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Unearned Restricted Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income on Cash Flow Hedge	Total Stockholders’ Equity (Deficit)
BALANCE, January 1, 2005	$685	$—	$244,747	$549,416	$(2,697)	$(2,503)	$(193)	$—	$789,455
Comprehensive income:
Net income				150,349					150,349
Foreign currency translation adjustment, net of tax of $(104)							(212)		(212)

Total comprehensive income									150,137
Stock options exercised including related tax benefits (1,157 shares) and ESPP shares granted (57 shares)	12		31,726						31,738
Issuance of shares from treasury			(2,697)		2,697				—
Amortization of restricted stock			(835)			1,373			538

BALANCE, December 31, 2005	697	—	272,941	699,765	—	(1,130)	(405)	—	971,868
Comprehensive income:
Net income				68,763					68,763
Foreign currency translation adjustment, net of tax of $(420)							715		715
Unrealized gain on cash flow hedge, net of tax of $(152)								264	264

Total comprehensive income									69,742
Stock options exercised including related tax benefits (6,565 shares) and ESPP shares granted (34 shares)	71		211,916						211,987
Share based compensation			28,447						28,447
Amortization of restricted stock			(1,130)			1,130			—
Recapitalization	(768)	86	(413,702)	(2,975,169)					(3,389,553)
Accretion of class L common stock priority return preference			(20,045)						(20,045)

BALANCE, December 31, 2006	—	86	78,427	(2,206,641)	—	—	310	264	(2,127,554)
FIN 48 transition liability				(4,035)					(4,035)

BALANCE, January 1, 2007	—	86	78,427	(2,210,676)	—	—	310	264	(2,131,589)
Comprehensive income:
Net income				5,382					5,382
Foreign currency translation adjustment, net of tax of $(408)							665		665
Unrealized loss on cash flow hedge, net of tax of $(5,810)								(10,159)	(10,159)

Total comprehensive loss									(4,112)
Issuance of common stock in a business combination (929,280 shares)		1	1,161						1,162
Tax benefit of Executive Deferred Compensation Plan distribution			1,393						1,393
Executive Deferred Compensation Plan contributions			896						896
Stock sold (400 shares)			50						50
Stock options exercised including related tax benefits (32 shares)			91						91
Share based compensation			1,276						1,276
Accretion of class L common stock priority return preference			(83,294)	(26,008)					(109,302)

BALANCE, December 31, 2007	$—	$87	$—	$(2,231,302)	$—	$—	$975	$(9,895)	$(2,240,135)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—West Corporation (the “Company” or “West”) provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

•	Communication Services, including dedicated agent, shared agent, automated and business-to-business services, emergency communication infrastructure systems and services and notification services;

•	Conferencing Services, including reservationless, operator-assisted, web and video conferencing services; and

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

Our Conferencing Services segment provides our clients with an integrated global suite of audio, web and video conferencing options. This segment offers four primary services: reservationless, operator-assisted, web and video conferencing. Our Conferencing Services segment operates out of facilities in the United States, the United Kingdom, Canada, Singapore, Australia, Hong Kong, Japan, New Zealand, Germany, Mexico and India.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. The recapitalization has been accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities have been maintained.

In October 2006, we financed the recapitalization with equity contributions from the Sponsors, and the rollover of a portion of the equity interests in the Company held by Gary and Mary West, the founders of the registrant (“the Founders”), and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016.

Basis of Consolidation—The consolidated financial statements include our accounts and the accounts of our wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. We follow American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Because any reductions in expectations are

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

recognized as a reduction of revenue in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairment allowances in the future, and these allowances could be material. During the fourth quarter of 2007, an allowance of $2.5 million was recorded. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

Cost of Services—Cost of services includes labor, sales commissions, telephone and other expenses directly related to service activities.

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

Other income (expense)—Other income (expense) includes interest income from short-term investments, interest expense from short-term and long-term obligations and rental income.

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

Accounts Receivable—Short-term accounts and notes receivable from customers are presented net of an allowance for doubtful accounts of approximately $6.5 million and $8.5 million at December 31, 2007 and 2006, respectively.

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

Goodwill and other Intangible Assets—Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis. During September 2007 the Company recognized an

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

$8.8 million impairment charge to fully write-off the goodwill associated with a majority-owned unrestricted subsidiary. The majority-owned subsidiary, which had been consolidated in the Communication Services segment, was disposed of in the fourth quarter of 2007. We have determined that goodwill and other intangible assets with indefinite lives are not impaired and therefore no additional write-off is necessary. Finite lived intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Other Assets—Other assets primarily include the unamortized balance of debt acquisition costs, assets held in non-qualified deferred compensation plans, and the unamortized balance of internally developed capitalized software and licensing agreements. The assets held in the non-qualified deferred compensation plans represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, considering the employee’s ability to change the investment allocation of their deferred compensation at any time. These investments are reported at fair value with unrealized gains and losses recognized currently within other income. The underlying obligation, recorded in other liabilities, is likewise reported at the investments’ fair value with adjustments recognized currently within compensation expense. Both the investment and the obligation are classified as non-current.

Income Taxes—We file a consolidated United States income tax return. We use an asset and liability approach for the financial reporting of income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting. Income tax expense has been provided on the portion of foreign source income that we have determined will be repatriated to the United States. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that uncertain tax positions are evaluated in a two-step process, whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

Other Comprehensive Income—Comprehensive income is composed of results of operations for foreign subsidiaries translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are the only components of other comprehensive income.

Stock Based Compensation—On January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). Prior to January 1, 2006, we accounted for the stock-based compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Minority Interest—Our portfolio receivable lender owned a 30% minority interest in one of our subsidiaries, Worldwide Asset Purchasing, LLC (“WAP”) in 2005. Effective January 1, 2006, and in connection with the renegotiation of the revolving financing facility, we acquired an additional 5% interest in WAP, which reduced the minority interest to 25%.

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

Conversion of Class L shares: Class L shares automatically convert into Class A shares immediately prior to an Initial Public Offering (“IPO”). Also, the board of directors may elect to cause all Class L shares to be converted into Class A shares in connection with a transfer (by stock sale, merger or otherwise) of a majority of all common stock to a third party (other than to Thomas H. Lee Partners, LP and its affiliates). In the case of any such conversion (whether at an IPO or sale), if any unpaid Class L priority return (base $90/share plus accrued 12% IRR) remains unpaid at the time of conversion it will be “paid” in additional Class A shares valued at the deal price (in case of IPO, at the IPO price net of underwriter’s discount); that is, each Class L share would convert into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which is the unpaid priority return on such Class L share and the denominator of which is the value of a Class A share at the time of conversion.

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At December 31, 2007, the 12% priority return preference has been accreted and included in the Class L share balance.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for us on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning in 2009. We are still assessing the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

2.	RECAPITALIZATION

On October 24, 2006, we completed a recapitalization of the Company in a transaction sponsored by an investor group led by the Sponsors pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. As a result of and immediately following the recapitalization, the Sponsors owned approximately 72.1% of our outstanding class A

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

and Class L common stock, the Founders of the Company owned approximately 24.9% of our outstanding class A and Class L common stock and certain executive officers had beneficial ownership of the remainder, approximately 3.0% of our outstanding class A and Class L common stock. The recapitalization was accounted for as a leveraged recapitalization in accordance with EITF D-98, whereby the historical bases of our assets and liabilities have been maintained. As a result of the closing of the recapitalization, our common stock is no longer publicly traded.

Immediately following the recapitalization, each stock option issued and outstanding under our 1996 Stock Incentive Plan and 2006 Stock Incentive Plan, whether or not then vested (other than certain stock options held by certain members of management who elected to invest in the surviving corporation), was canceled and converted into the right to receive payment from us (subject to any applicable withholding taxes) equal to the product of the excess of $48.75 less the respective stock option exercise price multiplied by the number of options held. Also immediately following the recapitalization, the unvested restricted shares were vested and canceled and the holders of those securities received $48.75 per share, less applicable withholding taxes. Certain of our executive officers agreed to convert (“rollover”) existing vested options and common stock in exchange for new options and common stock in the surviving corporation. The total equity participation by the executive officers was $30.0 million, representing approximately 3% of our total equity. In exchange for each share of pre-merger common stock, the executive officer participant received an equity strip in exchange for such share, consisting of eight shares of class A common stock and one share of Class L common stock.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at May 1, 2007. The finite lived intangible assets are comprised of trade names, customer relationships and technology. We are in the process of completing the valuation of certain intangible assets and purchase price allocation, therefore, the purchase price allocation is subject to refinement.

(Amounts in thousands) May 1, 2007
Cash	$15,230
Other current assets	24,637
Property and equipment	10,262
Intangible assets	69,497
Goodwill	94,071

Total assets acquired	213,697

Current liabilities	32,479
Capital lease obligations	933
Non current deferred taxes	26,409

Total liabilities assumed	59,821

Net assets acquired	$153,876

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

TeleVox is a provider of automated messaging services to primarily the healthcare industry. TeleVox offers customer communication products, including message delivery, inbound inquiry, website design and hosting and secure online communication portals. TeleVox helps its customers communicate with their clients.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at March 1, 2007. The finite lived intangible assets are comprised of trade names, customer relationships and technology.

(Amounts in thousands) March 1, 2007
Cash	$5,161
Other current assets	6,041
Property and equipment	1,012
Other long-term assets	5,053
Intangible assets	49,700
Goodwill	103,515

Total assets acquired	170,482

Current liabilities	14,958
Capital lease obligations	131
Other long-term liabilities	119
Non current deferred taxes	21,186

Total liabilities assumed	36,394

Net assets acquired	$134,088

CenterPost

On February 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of CenterPost Communications, Inc. (“CenterPost”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Platinum Acquisition Corp., a wholly owned subsidiary of West Corporation, and CenterPost. The purchase price, net of cash received of $1.0 million and transaction costs, was approximately $22.2 million in cash. We funded the acquisition with cash on hand. The results of CenterPost’s operations have been included in our consolidated financial statements in the Communications Services segment since February 1, 2007. On April 2, 2007 CenterPost changed its name to West Notifications Group, Inc. (“WNG”).

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 1, 2007. The finite lived intangible assets are comprised of customer relationships and technology.

(Amounts in thousands) February 1, 2007
Cash	$1,019
Other current assets	1,001
Property and equipment	464
Intangible assets	5,950
Goodwill	16,498

Total assets acquired	24,932

Current liabilities	2,116
Non current deferred taxes	(416)

Total liabilities assumed	1,700

Net assets acquired	$23,232

InPulse

On October 2, 2006, we acquired InPulse Response Group, Inc. (“InPulse”) for a purchase price of approximately $46.1 million in cash and acquisition costs. We funded the acquisition with a combination of cash on hand and our previous bank revolving credit facility. InPulse provides outsourced sales solutions to direct response marketers. These sales are generated from calls from consumers in response to direct response advertising. The results of operations of InPulse have been consolidated with our operating results and reported in our Communication Services segment since the acquisition date, October 1, 2006.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 1, 2006.

(Amounts in thousands) October 1, 2006
Cash	$4,702
Other current assets	2,353
Property and equipment	1,513
Other assets	41
Intangible assets	11,780
Deferred tax receivable	3,614
Goodwill	34,545

Total assets acquired	58,548

Current liabilities	2,220
Capital lease obligations	3,723
Other long-term obligations	6,548

Total liabilities assumed	12,491

Net assets acquired	$46,057

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Raindance

On April 6, 2006, we completed the acquisition of all of the outstanding shares of Raindance Communications, Inc. (“Raindance”). The purchase price, net of cash received of $45.1 million, and transaction costs were approximately $112.6 million in cash. We funded the acquisition with a combination of cash on hand and borrowings under our previous bank revolving credit facility. The results of Raindance’s operations have been included in our consolidated financial statements since April 1, 2006.

Raindance provides web and audio conferencing services. Based in Louisville, Colorado, Raindance serves a base of corporate customers across vertical markets and industries. Raindance is part of our Conferencing Services segment, and Raindance products and services are being integrated into the InterCall suite of products.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at April 1, 2006.

(Amounts in thousands) April 1, 2006
Cash	$45,126
Deferred tax asset—short-term	2,705
Other current assets	12,685
Property and equipment	13,937
Deferred tax asset—long-term	40,444
Other assets	117
Intangible assets	30,960
Goodwill	35,657

Total assets acquired	181,631

Current liabilities	17,250
Deferred taxes payable	6,657

Total liabilities assumed	23,907

Net assets acquired	$157,724

Intrado

On April 4, 2006, we completed the acquisition of all of the outstanding shares of Intrado Inc. (“Intrado”). The purchase price, net of cash received of $58.3 million, and transaction costs were approximately $480.2 million in cash. We funded the acquisition with a combination of cash on hand, a portion of Intrado’s cash on hand and borrowings under our previous bank revolving credit facility. The results of Intrado’s operations have been included in our consolidated financial statements since April 1, 2006.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at April 1, 2006.

(Amounts in thousands) April 1, 2006
Cash	$58,322
Other current assets	32,386
Property and equipment	23,530
Other assets	14,898
Intangible assets	140,912
Goodwill	321,567

Total assets acquired	591,615

Current liabilities	20,656
Obligations under capital lease—long-term	1,056
Deferred taxes payable	31,414

Total liabilities assumed	53,126

Net assets acquired	$538,489

Assuming the acquisitions of Omnium, TeleVox, WNG, InPulse, Raindance and Intrado occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 would have been, in thousands, as follows:

	2007	2006
Revenue	$2,131,235	$2,060,575
Net Income	$3,749	$41,765

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2007 and 2006, in thousands:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at January 1, 2006	$88,632	$498,220	$130,772	$717,624
Finalization of purchase price allocation	—	10,240	—	10,240
Earn out adjustment	—	—	5,100	5,100
Acquisitions	409,998	43,413	—	453,411

Balance at December 31, 2006	498,630	551,873	135,872	1,186,375
Acquisitions	120,014	—	94,071	214,085
Impairment of a majority-owned subsidiary	(8,843)	—	—	(8,843)
Finalization of purchase price allocation	(53,885)	(7,754)	—	(61,639)

Balance at December 31, 2007	$555,916	$544,119	$229,943	$1,329,978

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

We allocated the excess of the Omnium purchase costs over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We have engaged the assistance of a third-party appraiser to assist us with the valuation of certain intangible assets. The process of obtaining a third-party appraisal involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this appraisal in the first quarter of 2008. Goodwill recognized in this transaction is currently estimated at approximately $94.1 million and is not deductible for tax purposes.

In September 2007, we recorded an $8.8 million impairment charge to fully write-off the goodwill associated with our investment in a majority-owned subsidiary.

During 2007 we completed the purchase price allocation for the WNG acquisition. The results of the valuation of certain intangible assets required a reduction of $5.6 million to be allocated to finite lived intangible assets and a corresponding increase to goodwill and a decrease in deferred taxes from what was previously estimated. The estimated increase (reduction) in amortization expense for the WNG intangible assets in 2008 through 2011 is approximately ($3.0) million, ($3.0) million, $0.0 million and $0.3 million, respectively.

During 2007 we completed the purchase price allocation for the TeleVox acquisition. The results of the valuation of certain intangible assets required a reduction of $0.3 million to be allocated to finite lived intangible assets and a corresponding increase to goodwill and a decrease in deferred taxes from what was previously estimated. The estimated reduction in amortization expense for the TeleVox intangible assets in 2008 through 2011 is approximately ($4.7) million, ($4.7) million, ($3.4) million and ($3.1) million, respectively.

During 2007 we completed the purchase price allocation for the InPulse acquisition. The results of the valuation of certain intangible assets required a reduction of $9.9 million to be allocated to finite lived intangible assets and a corresponding increase to goodwill and a decrease in deferred taxes from what was previously estimated. The estimated increase (reduction) in amortization expense for the InPulse intangible assets in 2007 through 2011 is approximately $24,000, $0.1 million, ($2.2) million, ($3.0) million and ($3.0) million, respectively.

During 2007, we completed the purchase price allocation for the Raindance acquisition. The results of the valuation of certain intangible assets required an additional $14.2 million to be allocated to finite lived intangible assets and a corresponding reduction to goodwill and an increase in deferred taxes from what was previously estimated. The estimated increase in amortization expense for the Raindance intangible assets in 2007 through 2011 is approximately $3.7 million, $4.1 million, $2.9 million, $2.6 million and $1.7 million, respectively.

During 2007, we completed the purchase price allocation for the Intrado acquisition. The results of the valuation of certain intangible assets required an additional $77.9 million to be allocated to finite lived intangible assets and a corresponding reduction to goodwill and an increase in deferred taxes from what was previously estimated. The estimated increase in amortization expense for the Intrado intangible assets in 2007 through 2011 is approximately $2.7 million, $3.5 million, $3.5 million, $4.4 million and $5.3 million, respectively.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Omnium and TeleVox included their position in a large and growing market and margin expansion opportunities due to additional scale.

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of WNG included its position in a growing market and margin expansion opportunities due to additional scale. Further, WNG complements the existing offerings of our Communications Services segment, providing cross-selling opportunities.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Factors that contributed to a purchase price resulting in goodwill for the InPulse acquisition included its position as a leader in the soft-offer segment of the direct response marketing services market and the acquisition expands our product offering in a growing market.

Factors that contributed to a purchase price resulting in goodwill for the purchase of Raindance included its enhanced multimedia conferencing technologies, system synergies in the Conferencing Services segment and margin expansion opportunities due to additional scale and cost savings opportunities.

Factors that contributed to a purchase price resulting in goodwill for the Intrado acquisition included its position in a growing market and its innovative technology. Further, Intrado complements the existing offerings of our Communications Services segment, providing cross-selling and margin expansion opportunities.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

	As of December 31, 2007			Weighted Average Amortization Period
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$354,668	$(127,622)	$227,046	9.0
Technology	49,869	(12,465)	37,404	6.7
Trade names	54,285	—	54,285	Indefinite
Patents	14,963	(6,749)	8,214	17.0
Trade names	9,310	(3,157)	6,153	4.4
Other intangible assets	9,865	(6,560)	3,305	5.8

Total	$492,960	$(156,553)	$336,407

	As of December 31, 2006			Weighted Average Amortization Period
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$226,506	$(75,807)	$150,699	7.1
Technology	4,570	(1,170)	3,400	4.9
Trade names	23,910	—	23,910	Indefinite
Patents	14,963	(5,869)	9,094	17.0
Trade names	6,251	(2,421)	3,830	3.7
Other intangible assets	8,857	(4,378)	4,479	5.2

Total	$285,057	$(89,645)	$195,412

Amortization expense for finite lived intangible assets was $66.9 million, $36.5 million and $23.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for the next five years in millions is as follows:

2008	$58.9
2009	$51.6
2010	$37.7
2011	$26.5
2012	$20.0

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The amount of other finite-lived intangible assets recognized in the Omnium acquisition is currently estimated to be approximately $69.5 million, net of amortization, and is comprised of trade names, customer lists and technology. These finite-lived intangible assets are being amortized over three to seven years based on the estimated lives of the intangible asset. Amortization expense for the Omnium finite-lived intangible assets was approximately $9.5 million in 2007.

The amount of other finite-lived intangible assets recognized in the TeleVox acquisition is approximately $42.8 million, net of amortization, and is comprised of trade names, customer lists and technology. These finite-lived intangible assets are being amortized over five to twelve and one half years based on the estimated lives of the intangible asset. Amortization expense for the TeleVox finite-lived intangible assets was approximately $6.9 million in 2007.

The amount of other finite-lived intangible assets recognized in the WNG acquisition is approximately $2.7 million, net of amortization, and is comprised of customer lists and technology. These finite-lived intangible assets are being amortized over six to ten years based on the estimated lives of the intangible asset. Amortization expense for the WNG finite-lived intangible assets was approximately $3.3 million in 2007.

The amount of other finite-lived intangible assets recognized in the InPulse acquisition is approximately $7.8 million, net of amortization, and is comprised of customer lists and a non-competition agreement. These finite-lived intangible assets are being amortized over thirty to sixty months based on the estimated lives of the intangible asset. Amortization expense for the InPulse finite-lived intangible assets was approximately $3.2 million and $0.8 million in 2007 and 2006, respectively.

The amount of other finite-lived intangible assets recognized in the Raindance acquisition is approximately $21.4 million, net of amortization, and is comprised of customer lists, technology, trade names and leasehold interests. These finite-lived intangible assets are being amortized over an eighteen to sixty month period based on the estimated lives of the intangible assets. Amortization expense for the Raindance finite-lived intangible assets was approximately $7.0 million and $2.5 million in 2007 and 2006, respectively.

The amount of other finite-lived intangible assets recognized in the Intrado acquisition is approximately $124.0 million, net of amortization, and is comprised of customer lists, tradenames, technology, leasehold interests and non-competition agreements. These finite-lived intangible assets are being amortized over one to fifteen years based on the estimated lives of the intangible assets. Amortization expense for the Intrado finite-lived intangible assets was approximately $10.7 million and $6.2 million in 2007 and 2006, respectively.

The intangible asset trade names for two acquisitions in 2003, InterCall and ConferenceCall.com, and two acquisitions in 2006, Intrado and InPulse, were determined to have an indefinite life based on management’s current intentions. We periodically review the underlying factors relative to these intangible assets. If factors were to change that would indicate the need to assign a definite life to these assets, we will do so and commence amortization.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Below is a summary of other intangible assets, at acquired cost, by reporting segment as of December 31, 2007 and 2006 in thousands:

	Communication Services	Conferencing Services	Receivables Management	Corporate	Consolidated
As of December 31, 2007
Customer lists	$154,727	$135,933	$64,008	$—	$354,668
Technology	25,340	3,680	20,849	—	49,869
Trade names	31,206	24,805	7,585	—	63,596
Patents	14,753	—	—	210	14,963
Other intangible assets	6,285	789	2,790	—	9,864

Total	$232,311	$165,207	$95,232	$210	$492,960

As of December 31, 2006
Customer lists	$78,997	$125,199	$22,310	$—	$226,506
Technology	4,390	180	—	—	4,570
Trade names	5,331	24,195	635	—	30,161
Patents	14,753	—	—	210	14,963
Other intangible assets	4,638	1,429	2,790	—	8,857

Total	$108,109	$151,003	$25,735	$210	$285,057

5.	PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the years ended December 31, 2007 and 2006, respectively, in thousands, were as follows:

	December 31,
	2007	2006
Beginning of period	$149,657	$94,450
Cash purchases	20,107	18,242
Non recourse borrowing purchases	108,812	97,871
Recoveries	(183,776)	(169,809)
Proceeds from portfolio sales, net of putbacks	(28,848)	(29,527)
Revenue recognized	148,232	139,983
Portfolio allowance	(2,535)	—
Purchase putbacks	(1,507)	(1,553)

Balance at end of period	210,142	149,657
Less: current portion	77,909	64,651

Portfolio receivables, net of current portion	$132,233	$85,006

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, in thousands, consisted of the following:

	December 31,
	2007	2006
Land and improvements	$7,356	$7,300
Buildings	93,339	92,307
Telephone and computer equipment	561,326	495,532
Office furniture and equipment	62,441	58,688
Leasehold improvements	84,610	82,879
Construction in progress	18,386	6,693

	$827,458	$743,399

We lease certain land, buildings and equipment under operating leases which expire at varying dates through July 2024. Rent expense on operating leases was approximately $41.7 million, $34.4 million and $26.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, exclusive of related-party lease expense. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, in thousands, are as follows:

	Non-Related Party Operating Leases	Related - Party Operating Lease	Total Operating Leases
Year Ending December 31,
2008	$29,540	$2,186	$31,726
2009	26,656	2,253	28,909
2010	19,693	1,931	21,624
2011	12,100	731	12,831
2012	8,503	731	9,234
2013 and thereafter	48,612	1,218	49,830

Total minimum obligations	$145,104	$9,050	$154,154

In September 2006, we purchased a building for approximately $30.5 million which we previously leased under a synthetic lease dated May 9, 2003. The aggregate synthetic lease expense for the three years ended December 31, 2007, 2006 and 2005 was $0, $1.3 million and $1.4 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	December 31, 2007	December 31, 2006
Accrued wages	$56,463	$60,282
Interest payable	36,900	22,735
Deferred revenue	23,574	19,763
Accrued phone	21,949	17,891
Accrued settlements	21,244	—
Accrued other taxes (non-income related)	17,921	9,223
Accrued employee benefit costs	13,745	23,075
Interest rate hedge position	15,970	—
Customer deposits	4,444	3,149
Stock purchase obligations	—	170,625
Acquisition earnout commitments	—	10,850
Other current liabilities	32,834	38,364

	$245,044	$375,957

During 2007 the stock purchase obligation was settled for $48.75 per share, the same amount received in the recapitalization by all other former public shareholders of the Company, plus interest at 8.25%, for a total of $170.6 million plus interest of approximately $13.3 million.

8.	RELATED PARTIES

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to management services agreements entered into in connection with the consummation of the recapitalization. The fees for services and expenses aggregate $4.1 million in 2007, and approximately $1.0 million in 2006. In addition, in consideration for financial advisory services and capital structure analysis services rendered in connection with the recapitalization, affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC received an aggregate transaction fee of $40.0 million.

We lease certain office space owned by a partnership whose partners own approximately 23% of our common stock at December 31, 2007. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2007, 2006 and 2005. The lease expires in 2014.

As a result of our acquisition of Omnium, the Company leases certain office space under a non-cancellable operating lease and a month-to-month cancellable operating lease from a limited partnership partly owned by the President of WAM Receivable Services. Related party lease expense was approximately $1.0 million in 2007. The non-cancelable operating lease expires in 2010.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9.	PORTFOLIO NOTES PAYABLE

Our portfolio notes payable, in thousands, consisted of the following as of:

	December 31,
	2007	2006
Non-recourse portfolio notes payable	$120,311	$87,246
Less current maturities	77,219	59,656

Portfolio notes payable, net of current portion	$43,092	$27,590

Pursuant to the portfolio notes payable facility, we can borrow from the lender 80% to 85% of the purchase price of each portfolio purchase completed. Interest generally accrues on the debt at a variable rate of 2.75% over prime. The debt is non-recourse and is collateralized by all portfolio receivables within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20.0 million. These notes are generally paid in full within two years from the date of origination. Interest expense on these notes in 2007, 2006 and 2005 was $11.1 million, $5.7 million and $2.7 million, respectively.

10.	LONG-TERM OBLIGATIONS

Recapitalization

In connection with the recapitalization, on October 24, 2006 we incurred $3.2 billion of debt. The debt consisted of $2.1 billion under a senior secured term loan facility due October 13, 2013 which is, subject to scheduled amortization of 1% per year with variable interest at 2.75% over the selected LIBOR; a new senior secured revolving credit facility providing financing of up to $250.0 million through October 13, 2013 (none of which was drawn at December 31, 2007); and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest on the notes will accrue and be payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2007.

First Amendment

On February 14, 2007 we amended the senior secured term loan facility. The general terms of the amendment included interest rate repricing based on our debt rating, expansion of the loan facility by $165.0 million to $2.265 billion. The repricing grid ranges from 2.75% to 2.125% for LIBOR rate loans, currently priced at Libor plus 2.375%, and 1.75% to 1.125% for base rate loans, currently priced at base rate plus 1.375%.

Exchange Offer

On March 30, 2007 we filed with the Securities and Exchange Commission a Form S-4 Registration Statement to exchange our 9.5% Senior Notes due October 15, 2014 (the “exchange senior notes”) and our 11% Senior Subordinated Notes due October 15, 2016 (the “exchange senior subordinated notes” and, collectively with the exchange senior notes, the “exchange notes”), for all of our outstanding 9.5% Senior Notes due October 15, 2014 (the “outstanding senior notes”) and all of our outstanding 11% Senior Subordinated Notes due October 15, 2016 (the “outstanding senior subordinated notes” and, collectively with the outstanding senior notes, the “outstanding notes” and, collectively with the exchange notes, the “notes”), respectively. The terms of the exchange notes are identical to the terms of the outstanding notes except that the exchange notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore, are freely transferable. We will pay interest on the notes on April 15 and October 15 of each year.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The principal features of the exchange offers were as follows:

•

We exchanged all outstanding notes that were validly tendered and not validly withdrawn prior to the expiration of the exchange offers for an equal principal amount of the applicable exchange notes that are freely tradable.

•	The exchange of outstanding notes for exchange notes pursuant to the exchange offers were not a taxable event for United States federal income tax purposes.

•	We did not receive any proceeds from the exchange offers.

Second Amendment

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

The general terms of the Second Amendment included an incremental $135.0 million additional tranche of the senior secured term loan facility. After the incremental borrowing, the aggregate loan facility is $2.4 billion. In connection with the Second Amendment, Omnium delivered a Supplement to the Guaranty Agreement, dated as of October 24, 2006, and a Supplement to the Security Agreement, dated as of October 24, 2006, which supplements work to, among other things, include Omnium as a guarantor of the obligations and a grantor of a security interest, respectively, under the Credit Agreement.

Long-term Obligations

Long-term obligations, in thousands, consist of the following:

	December 31,
	2007	2006
Senior Secured Term Loan Facility, due 2013	$2,376,380	$2,100,000
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000

	3,476,380	3,200,000

Less: current maturities	23,943	21,000

Long-term obligations	$3,452,437	$3,179,000

Interest expense during 2007, 2006 and 2005 on these long-term obligations was approximately $307.6 million, $89.3 million, and $12.6 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Future maturities of long-term debt, in thousands, at December 31, 2007 were:

Year	Amount
2008	$23,943
2009	$23,943
2010	$23,943
2011	$23,943
2012	$23,943
Thereafter	$3,356,665

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

In addition to the principal and interest rate, the senior secured term loan facility also requires the Company to pay each lender a commitment fee of 0.50%, subject to adjustment based upon the Company’s leverage ratio, in respect of any unused commitments under the revolving credit facility. The Company is required to comply, on a quarterly basis, with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The consolidated total leverage ratio of consolidated debt to earnings before interest expense, share based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries (“Adjusted EBITDA”) may not exceed 7.75 to 1.0, and the consolidated interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at December 31, 2007. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business. The effective annual interest rate, inclusive of debt amortization costs, on the senior secured term loan facility for 2007 and 2006 was 8.03% and 8.86%, respectively.

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

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $365.0 million plus the aggregate amount of principal payments previously made in respect of the term loan facility, which were $23.6 million as of December 31, 2007. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Interest Rate Protection

In October 2006 we entered into a three-year interest rate swap to hedge the cash flows from our variable rate debt, which effectively converted the hedged portion to fixed rate debt on our outstanding senior secured term loan facility. In August 2007 we entered into an additional two-year interest rate swap with the same objective of converting the hedged portion to fixed rate debt. The initial assessment of hedge effectiveness was performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The October 2006 swap agreements hedge notional amounts of $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008, 2009, respectively. The August 2007 swap agreements hedge notional amounts of $120.0 million for the twenty-four months ending August 28, 2009. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

comprehensive income until earnings are affected by the hedged item. At December 31, 2007, our gross fair value liability position was approximately $16.0 million. At December 31, 2006, our gross fair value asset position was approximately $0.5 million. We experienced no ineffectiveness during 2007 or 2006.

The following chart summarizes interest rate hedge transactions, in thousands, effective during 2007 and 2006:

Accounting Method	Effective Dates	Nominal Amount	Fixed Interest Rate	Status
Change in variable cash flow	10/24/06-10/24/07	$800,000	5.0% - 5.01%	Outstanding
Change in variable cash flow	10/24/07-10/24/08	$700,000	5.0% - 5.01%	Outstanding
Change in variable cash flow	10/24/08-10/24/09	$600,000	5.0% - 5.01%	Outstanding
Change in variable cash flow	8/28/07-8/28/09	$120,000	4.81% - 4.815%	Outstanding

11.	INCOME TAXES

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2007	2006	2005
Current income tax expense:
Federal	$1,296	$44,865	$77,977
State	2,695	2,992	5,198
Foreign	11,740	8,348	7,206

	15,731	56,205	90,381

Deferred income tax expense (benefit):
Federal	(7,973)	8,876	(2,424)
State	(944)	424	(221)

	(8,917)	9,300	(2,645)

Total income tax expense	$6,814	$65,505	$87,736

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Non-deductible recapitalization expenses	9.7%	10.9%	0.0%
Valuation allowance addition (reversal)	-18.3%	1.9%	0.1%
State income taxes, net of Federal benefit	14.4%	1.5%	1.4%
Federal tax credits	-20.9%	-1.1%	-0.3%
Uncertain tax positions	12.4%	0.0%	0.0%
Effect of deferred tax rate change	20.0%	0.0%	0.0%
Non-deductible meals	3.9%	0.4%	0.2%
Other	-0.3%	0.2%	0.5%

	55.9%	48.8%	36.9%

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$77,456	$42,960
Tax credits	17,977	15,196
Accrued expenses	11,762	4,943
Interest rate hedge activities	5,810	—
Reserves not currently deductible for tax purposes	4,736	—
Benefit plans	3,666	3,573
Allowance for doubtful accounts	2,139	3,144
Other	1,274	360

Gross deferred income tax assets	124,820	70,176

Less valuation allowance	(31,974)	(9,724)

Total deferred income tax assets	$92,846	$60,452

Deferred tax liabilities:
Acquired intangibles amortization	$107,265	$40,765
Excess tax depreciation over financial depreciation	18,070	20,537
Cost recovery	13,406	7,884
Prepaid expenses	5,897	3,213
International earnings	4,684	1,592
Foreign currency translation	580	145

Total deferred tax liabilities	149,902	74,136

Net deferred tax liability	$57,056	$13,684

Deferred tax assets / liabilities included in the balance sheet are:
Deferred income taxes receivable	$33,718	$4,636
Deferred income taxes payable	90,774	18,320

Net deferred income taxes	$57,056	$13,684

At December 31, 2007, the Company had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $197.5 million. In connection with the WNG and TeleVox acquisitions, we assumed NOL’s of approximately $63.3 million. The WNG and TeleVox NOL’s will begin to expire in 2019 and 2016, respectively. The use of these NOL carryforwards is subject to limitations under Internal Revenue Code Section 382. As a result of these statutory limitations, we believe that $131.1 million of these NOL’s will be utilized to offset future taxable income. The NOL carryforwards consist of a current year NOL of $18.9 million, $176.3 million attributable to acquired companies and $2.3 million attributable to foreign operations. We also have state NOL carryforwards of approximately $280.2 million which begin to expire in 2012. Due to statutory limitations, we believe $129.6 million of these NOL’s will be utilized to offset future state taxable income. During 2007, we disposed of a majority owned subsidiary which resulted in a $2.2 million release of valuation allowances related to loses sustained by the unconsolidated equity investment which became deductible for tax purposes upon disposal.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

We also have tax credit carryforwards of $17.9 million, primarily foreign tax credits and general business credits that can be offset against federal income tax in future years. The foreign tax credits can be carried forward for ten years from the date of origin and the general business credits can be carried forward for twenty years from the date of origin. The foreign tax credits will expire in 2017 and the general business credits will begin expiring in 2023.

In 2007, 2006, and 2005, income tax benefits attributable to employee stock option transactions and distributions from the Executive Retirement Savings Plan of $0 million, $50.8 million and $8.4 million, respectively were allocated to shareholders’ equity.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Tax years 2004, 2005 and 2006 are subject to examination by the respective tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or foreign examinations by tax authorities for years before 2004.

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. After the adoption of FIN 48, we have total liabilities for unrecognized tax benefits of $14.0 million. Of this amount, $4.0 million was recorded as a decrease to beginning retained deficit for the cumulative effect of adopting FIN 48. In addition we classified certain tax liabilities to long-term liabilities.

The following summarizes the activity related to our unrecognized tax benefits, in thousands:

Balance January 1, 2007	$13,968
Increases for positions taken in current year	542
Increases for positions taken in prior years	482
Increases for interest and penalties	1,214
Expiration of the statute of limitations for the assessment of taxes	(198)

Balance at December 31, 2007	$16,008

Included in the unrecognized tax benefits as of December 31, 2007 was $16.0 million of tax benefits of which, $0.9 million and $4.6 million represents accrued penalties and interest, respectively which, if recognized, would affect our effective tax rate. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. During 2007, we accrued potential interest of $1.2 million related to these unrecognized tax benefits during 2007. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

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

12.	OFF—BALANCE SHEET ARRANGEMENTS

For 2007 and at December 31, 2007 we did not participate in any off-balance sheet arrangements other than the utilization of standby letters of credit to support primarily workers’ compensation policy requirements and

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

certain operating leases. These standby letters of credit will expire at various dates through June 2010 and will be renewed as required. The outstanding commitment on these standby letters of credit at December 31, 2007 was $9.9 million.

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

During September 2006, we purchased for approximately $30.5 million the building previously leased by us under a synthetic lease.

13.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plan

We have a multiple employer 401(k) plan, which covers substantially all employees twenty-one years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit which ever is less if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $6.7 million, $5.4 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, limited to the same maximums and vesting terms as those of the 401(k) plan. Our total contributions under the plan were approximately $1.4 million, $1.5 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Assets under the Trust at December 31, 2007 and 2006 were $9.4 million and $11.9 million, respectively.

Effective January 2003, we established our Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in notional Equity Strips. We match a percentage of any amounts (50% during 2007, 2006 and 2005) notionally invested in Equity Strips. Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or, if later, the date the executive first participates in the Deferred Compensation Plan. Amounts deferred under the Deferred Compensation Plan and any earnings credited there under shall be held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors. Our total contributions under the plan were

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

approximately $2.3 million, $2.0 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Assets under the Deferred Compensation Plan at December 31, 2007 and 2006 were $12.6 million and $21.1 million, respectively.

2006 Executive Incentive Plan

In October 2006, the new board of directors approved the 2006 Executive Incentive Plan (“EIP”). The EIP was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company. The administrator will select participants from among those key employees and directors of and consultants and advisors to, the Company or its affiliates who, in the opinion of the administrator, are in a position to make a significant contribution to the success of the Company and its affiliates. A maximum of 359,986 Equity Strips (each comprised of eight (8) shares of Class A Common and one (1) share of Class L Common), in each case pursuant to rollover options, are authorized to be delivered in satisfaction of rollover option awards under the Plan. In addition, an aggregate maximum of 11,276,291 shares of Class A Common may be delivered in satisfaction of other awards under the Plan.

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

Stock option activity under the 2006 EIP for the year ended December 31, 2007 and the partial year ended December 31, 2006 is set forth below:

	Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2006	—	—	$—
2006 Executive Incentive Plan options approved	3,075,347	—	—
Granted December 1, 2006	(2,530,000)	2,530,000	1.64

Balance at December 31, 2006	545,347	2,530,000	1.64
Granted	(227,500)	227,500	1.64
Canceled	301,000	(301,000)	1.64
Exercised	—	(32,000)	1.64

Balance at December 31, 2007	618,847	2,424,500	$1.64

At December 31, 2007, we expect that 2,371,450 options will vest.
At December 31, 2007, the intrinsic value of vested options was approximately $2.0 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Executive Management Rollover Options
	Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2006
Class A and L equity strip options available for roll over	3,239,738	—	$—
Class A and L equity strip options granted	(3,239,721)	3,239,721	33.47

Balance at December 31, 2006	17	3,239,721	33.47
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—

Balance at December 31, 2007	17	3,239,721	$33.47

An Equity Strip is comprised of eight options of Class A stock and one option of Class L Stock.
The rollover options are fully vested and none were exercised or cancelled during 2007 or 2006.

The following table summarizes the information on the options granted under the EIP at December 31, 2007:

Outstanding				Exercisable
Exercise Price	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	2,424,500	8.87	$1.64	427,000	$1.64

The following table summarizes the information on the Class A and L equity strip options granted under the EIP at December 31, 2007:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$33.00	2,877,309	4.9	$33.00
34.01	79,380	5.0	34.01
38.15	283,032	4.9	38.15

$33.00 - $38.15	3,239,721	4.9	$33.47

The aggregate intrinsic value of these options at December 31, 2007 was approximately $45.0 million.

We account for the stock option grants under the 2006 EIP in accordance with SFAS 123R. For the years ended 2007 and 2006 approximately $1.3 million and $42,000 was recorded as share-based compensation for the 2006 EIP option grants, respectively. The fair value of options granted under the 2006 EIP was $1.15 per option. We have estimated the fair value of 2006 EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average four year historical stock price volatility for six companies that were used in applying the market

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

approach to value the Company for the recapitalization. The expected life of four years for the options granted was derived based on management’s view of the likelihood of a change-of-control event occurring in that time frame. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Risk-free interest rate	4.65%
Dividend yield	0.0%
Expected volatility	98.0%
Expected life (years)	4.0

At December 31, 2007 there was approximately $2.2 million of unrecorded and unrecognized compensation cost related to unvested share based compensation under the 2006 EIP. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

Post recapitalization Restricted Stock

Grants of restricted stock under the EIP are in three Tranches; 33.33% of the shares in Tranche 1, 22.22% of the shares in Tranche 2 and 44.45% of the shares in tranche 3. Vesting of restricted stock acquired under the EIP shall vest during the grantee’s employment by the Company or its subsidiaries in accordance with the provisions of the EIP, as follows:

The Tranche 1 shares will vest over a period of five years, with 20% of the stock option becoming exercisable at the end of each year. Notwithstanding the above, 100% of a grantee’s outstanding and unvested Tranche 1 shares shall vest immediately upon a change of control.

The vesting schedule for Tranche 2 and Tranche 3 shares is subject to the total return of the Investors and the Investor IRR (“internal rate of return”) as of an exit event, subject to the following terms and conditions: Tranche 2 shares shall become 100% vested upon an exit event if, after giving effect to any vesting of the Tranche 2 shares on a exit event, Investors’ total return is greater than 200% and the Investor IRR exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on a exit event, Investors’ total return is more than 200% and the Investor IRR exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the Investors’ total return exceeds 200%, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Restricted Stock activity under the 2006 EIP for 2007 and 2006 are set forth below:

	Restricted Stock Available for Grant	Restricted Stock Outstanding
		Number of Shares	Fair Value
Balance at January 1, 2006	—	—	$—
2006 Executive Incentive Plan shares approved	8,200,925	—	—
Restricted Stock granted December 1, 2006	(7,720,000)	7,720,000	1.43

Balance at December 31, 2006	480,925	7,720,000	1.43
Granted	(400,000)	400,000	1.43
Canceled	116,668	(116,668)	1.43
Exercised	—	—	—

Balance at December 31, 2007	197,593	8,003,332	$1.43

The following table summarizes the information on the restricted stock granted under the EIP at December 31, 2007:

Outstanding				Vested
Fair Value	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
$1.43	8,003,332	8.88	$1.43	541,279	$1.43

We account for the restricted stock in accordance with SFAS 123R. Share-based compensation for 2007 and 2006 for the 2006 EIP restricted stock grants was approximately $0.7 million and $0.1 million, respectively. The fair value of the restricted stock granted under the 2006 EIP was $1.43. We have estimated the fair value of 2006 EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the 2006 EIP option awards. A 13% discount was applied to the fair value determined using the Black-Scholes pricing model. This discount was determined through reference to the trading multiples of public guideline companies to recognize the lack of marketability and liquidity in our common stock.

At December 31, 2007 there was approximately $3.1 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the 2006 EIP.

1996 & 2006 Stock Incentive Plans

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated and there was no cumulative effect upon adoption of SFAS 123R.

During our annual stockholders meeting on May 11, 2006, the proposal to establish the 2006 Stock Incentive Plan (the “Plan”) was approved. The Plan replaced the Amended and Restated West Corporation 1996

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Stock Incentive Plan, which was scheduled to expire on December 31, 2009. In October 2006, in connection with the recapitalization we terminated the Plan. The Plan authorized the granting to our employees, consultants, directors and non-employee directors of options to purchase shares of our common stock (“Common Shares”), as well as other incentive awards based on the Common Shares. As of its effective date, awards covering a maximum of 5,000,000 Common Shares could have been granted under the Plan. The expiration date of the Plan, after which no awards could have been granted was April 1, 2016. However, the administration of the Plan generally continues in effect until all matters relating to the payment of options previously granted have been settled. Options granted under this Plan had a ten-year contractual term. Options vested and became exercisable within such period (not to exceed ten years) as determined by the Compensation Committee; however, options granted to outside directors generally vested over three years.

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

The following table presents the activity of the stock options for the fiscal years ended December 31, 2005 and the partial year 2006 up to termination date of the plan on October 24, 2006:

	Stock Option Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	6,771,858	$19.10
Granted	873,789	35.33
Canceled	(217,159)	26.77
Exercised	(1,157,323)	18.87

Outstanding at December 31, 2005	6,271,165	21.22
Granted	823,250	45.48
Canceled	(138,119)	37.38
Exercised	(978,376)	17.95

Options outstanding at the termination of the plan, at October 24, 2006	5,977,920	$24.72

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes information about our employee stock options outstanding prior to the plan’s termination:

Range of Exercise Prices	Stock Option Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Stock Option Shares Exercisable	Weighted Average Exercise Price
$8.00 – $13.6215	1,224,152	2.2	$9.69	1,224,152	$9.69
$13.6216 – $18.162	395,893	6.2	$16.14	180,743	$15.89
$18.1621 – $22.7025	798,250	6.4	$18.83	573,461	$18.86
$22.7026 – $27.243	1,624,029	7.1	$25.14	744,910	$25.39
$27.2431 – $31.7835	433,801	7.4	$29.49	128,959	$29.51
$31.7836 – $36.324	418,295	8.3	$33.62	85,795	$33.61
$36.3241 – $40.8645	329,500	8.9	$37.72	41,188	$38.05
$40.8646 – $48.435	754,000	9.6	$46.65	—	$0.00

$8.00 – $48.435	5,977,920	6.4	$24.03	2,979,208	$17.70

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

	2006	2005
Risk-free interest rate	4.7%	3.7%
Dividend yield	0.0%	0.0%
Expected volatility	14.3%	24.9%
Expected life (years)	2.2	3.7

The weighted average fair value per share of options granted in 2006 and 2005 was $11.28 and $8.76, respectively. The total intrinsic value of options exercised during 2006 and 2005 was $26.1 million and $23.0 million, respectively.

The following table details what the effects on net income would have been had compensation expense for stock-based awards been recorded in 2005 based on the fair value method under SFAS 123R.

Year Ended December 31, 2005
Net Income (in thousands):
As reported	$150,349
Add: Stock-based compensation included in reported net income, net of tax	339
Deduct: Total stock based compensation expense determined under the fair value method under SFAS 123R, net of related tax benefits	(10,672)

Pro forma	$140,016

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Employee Stock Purchase Plan

We maintained an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provided employees an opportunity to purchase Common Shares through annual offerings. Each employee who participated in any offering was granted an option to purchase as many full Common Shares as the participating employee may elect so long as the purchase price for such Common Shares did not exceed 10% of the compensation received by such employee from us during the annual offering period or 1,000 Common Shares. The purchase price was to be paid through payroll deductions. The purchase price for each Common Share was equal to 100% of the fair market value of the Common Share on the date of the grant, determined by the average of the high and low NASDAQ National Market quoted market price ($38.045 at July 1, 2005). On the last day of the offering period, the option to purchase Common Shares became exercisable. If at the end of the offering, the fair market value of the Common Shares was less than 100% of the fair market value at the date of grant, then the options were not deemed exercised and the payroll deductions made with respect to the options were applied to the next offering unless the employee elected to have the payroll deductions withdrawn from the Stock Purchase Plan. Subsequent to June 30, 2006 this plan was suspended.

Pre-recapitalization Restricted Stock

Unearned restricted stock grants totaled 47,851 shares prior to the recapitalization. Prior to the adoption of SFAS 123R, we presented unearned restricted stock grants in the stockholders’ equity section of the balance sheet. Beginning on January 1, 2006 we changed our balance sheet presentation in accordance with SFAS 123R which required unearned restricted stock grants to be included in additional paid-in capital. As a result of the consummation of the recapitalization we recorded an expense of approximately $0.5 million in relation to the acceleration of vesting of the restricted stock. Compensation expense for restricted stock recognized for the years ended 2006 and 2005 was approximately $0.8 million and $0.5 million, respectively.

The components of stock-based compensation expense in thousands are presented below:

	Year Ended December 31,
	2007	2006	2005
Stock options	$531	$10,757	$—
Restricted stock	745	291	538
Employee stock purchase plan	—	47	—
Recapitalization affect on options and restricted stock	—	17,643	—

	$1,276	$28,738	$538

The net income effect of stock-based-compensation expense for 2007, 2006 and 2005 was approximately $0.5 million, $18.2 million and $0.3 million, respectively.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for a MemberWorks, Inc. (“MWI”) membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court’s class certification Order. However, this Petition was denied on June 8, 2007. Thereafter, on June 18, 2007, West and WTC filed a Petition for Review and Request for Stay in the California Supreme Court, but this Petition was denied on June 27, 2007. Discovery in the Superior Court as to the facts of the case is almost complete and expert discovery remains.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. On February 6, 2002, the court denied the plaintiffs’ motion for class certification. On July 21, 2003, the Ohio Court of Appeals reversed and remanded the case to the trial court for further proceedings. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant and a renewed motion for class certification. One of the defendants, NCP Marketing Group (“NCP”), filed for bankruptcy and on July 12, 2004 removed the case to federal court. Plaintiffs filed a motion to remand the case back to state court. On August 30, 2005, the U.S. Bankruptcy Court for the District of Nevada remanded the case back to the state court in Cuyahoga County, Ohio. The Bankruptcy Court also approved a settlement between the named plaintiffs and NCP and two other defendants, Shape The Future International LLP and Integrity Global Marketing LLC. West Corporation and West Telemarketing Corporation filed motions for judgment on the pleadings and a motion for summary judgment. On March 28, 2006, the state trial court certified a class of Ohio residents. West and WTC filed a notice of appeal from that decision, and plaintiffs cross-appealed. On April 20, 2006, prior to the appeal on the class certification issue, the trial court denied West and WTC’s motion for judgment on the pleadings. The appeal was briefed and was then argued on February 26, 2007. On April 12, 2007, the Court of Appeal affirmed in part and reversed in part the trial court’s Order. The Court of Appeal ordered certification of a class of: “All residents of Ohio who, from September 1, 1998 through July 2, 2001 (a) called a toll-free number, marketed by West and MWI, to purchase any Tae-Bo product, (b) purchased a Tae-Bo product; (c) subsequently were enrolled in an MWI membership program; and (d) were charged for the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

MWI membership on their credit/debit card. Not included in the class are defendants, and their officers, directors, employees, agents, and/or affiliates.” West and WTC sought review of this ruling by the Ohio Supreme Court., however, on October 3, 2007, the Ohio Supreme Court declined to review the case. West and WTC’s summary judgment motion remains pending.

West Corporation and WTC have engaged in extensive mediation and negotiations with plaintiffs’ counsel and, as a result, believe that a final settlement may be reached that will resolve the Sanford and Ritt class actions discussed above. The settlement may involve modification of the class definitions in these actions, and would require the approval of the Court of Common Pleas in Cuyahoga County, Ohio, and the San Diego County, California Superior Court. As a result of the settlement negotiations, which transpired in the fourth quarter of 2007, West recorded a $20.0 million accrued liability and a $5.0 million asset for expected insurance proceeds at December 31, 2007.

Federal Communications Commission Inquiry. On June 22, 2007 we received a letter from the Investigations and Hearing Division of the Federal Communications Commission (FCC) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S. and responded to the FCC’s inquiry accordingly. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance. On October 2, 2007 the FCC entered an order in Qwest Communications Corp. v. Farmers and Merchants Mutual Telephone Co. determining that conference calling companies are both customers and end users. The Company believes this order supports the Company’s position and a supplemental response to the FCC’s June 22, 2007 inquiry was provided to the FCC. On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On February 1, 2007 InterCall filed an appeal of the USAC decision. (In the matter of InterCall, Inc. Appeal of Decision of the UASAC and Request for Waiver, CC Docket No. 96-45). On February 5, 2007 InterCall filed a petition to stay the USAC decision. (In the matter of InterCall Inc.’s Petition for Stay of the Decision of the Universal Service Administrative Company, WCB Docket No. 96-45). On March 17, 2008 the Wireline Competition Bureau staff informed the Company and USAC by phone that InterCall need not file the appropriate forms with USAC until written instructions are received from the FCC. If such filings are required by the FCC, the Company intends to comply with the filing requirements while continuing to pursue its appeal.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff seeks to have the case certified as a collective action under the Fair Labor Standards Act. Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007,

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Plaintiff filed a Motion for Conditional Certification in which she requests that the Court certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. If Plaintiff’s motion is granted, individual agents will receive notice of the suit and have an opportunity to join the suit. After discovery, West will have an opportunity to seek to decertify the class before trial. It is uncertain when the Motion for Conditional Certification will be ruled on. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this inquiry.

Department of Labor Inquiry. On January 18, 2008 West Corporation was contacted by the United States Department of Labor indicating that an investigation would begin relating to the classification of home agents as independent contractors. The company terminated all independent contractors in September of 2007. All home agents are currently classified as employees. West Corporation is currently unable to predict the outcome or reasonably estimate the possible outcome of the investigation.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

	For the year ended December 31,
	2007	2006	2005
Revenue:
Communication Services	$1,094,346	$1,020,242	$873,975
Conferencing Services	727,831	607,506	438,613
Receivables Management	283,446	234,521	216,191
Intersegment eliminations	(6,131)	(6,231)	(4,856)

Total	$2,099,492	$1,856,038	$1,523,923

Operating Income:
Communication Services	$114,754	$89,065	$122,076
Conferencing Services	181,673	119,437	105,793
Receivables Management	50,144	28,713	38,808

Total	$346,571	$237,215	$266,677

Depreciation and Amortization
(Included in Operating Income):
Communication Services	$96,810	$71,056	$59,683
Conferencing Services	64,477	57,042	41,480
Receivables Management	21,533	8,882	8,319

Total	$182,820	$136,980	$109,482

Capital Expenditures:
Communication Services	$49,267	$40,043	$43,881
Conferencing Services	39,550	34,090	17,640
Receivables Management	4,788	7,206	8,274
Corporate	10,042	32,556	7,060

Total	$103,647	$113,895	$76,855

	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005
Assets:
Communication Services	$1,085,615	$933,716	$360,150
Conferencing Services	859,988	835,399	749,168
Receivables Management	593,685	355,555	301,155
Corporate	307,202	411,186	88,189

Total	$2,846,490	$2,535,856	$1,498,662

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

For 2007, 2006 and 2005, our largest 100 clients represented approximately 57%, 61% and 63% of total revenue. Late in 2006, AT&T, Cingular, SBC and Bell South were merged. The aggregate revenue as a percentage of our total revenue from these four entities in 2007, 2006 and 2005 were approximately 14%, 17% and 19% respectively. At December 31, 2007 these four entities represented approximately 9% of our gross receivables compared to approximately 10% at December 31, 2006.

16.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2007, three customers accounted for $38.2 million or 12.9% of gross accounts receivable, compared to $41.6 million, or 14.6% of gross receivables at December 31, 2006. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. As of February 11 2008, $27.4 million of the $38.2 million of the December 31, 2007 gross accounts receivable, noted above had been collected.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$302,545	$68,775	$13,595
Cash paid for income taxes, net of $ 6,575 and $6,801 for refunds in 2007 and 2006	$3,424	$20,987	$71,836
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Future obligation related to acquisitions	$—	$5,100	$3,400
Conversion of note payable to an equity interest in a majority owned subsidiary	$—	$—	$10,291
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of common stock exchanged in a business acquisition	$11,616	$—	$—
Issuance of restricted stock	$—	$8	$—
Issuance of stock from treasury reserves	$—	$—	$2,697
Stock purchase obligations	$—	$(170,625)	$—
Value of roll over shares from the Founders and management	$—	$280,043	$—

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2007 and 2006.

	Three Months Ended				Year Ended December 31, 2007
(Amounts in thousands)	March 31, 2007	June 30, 2007	September 30, 2007 (1)	December 31, 2007 (2)
Revenue	$508,633	$520,186	$531,098	$539,575	$2,099,492
Cost of services	218,985	224,306	228,309	240,789	912,389

Gross Profit	289,648	295,880	302,789	298,786	1,187,103
SG&A	193,063	206,305	217,213	223,951	840,532

Operating income	96,585	89,575	85,576	74,835	346,571

Net income (loss)	$9,019	$2,512	$1,921	$(8,070)	$5,382

	Three Months Ended				Year Ended December 31, 2006 (3)
(Amounts in thousands)	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006 (3)
Revenue	$424,738	$461,678	$473,245	$496,377	$1,856,038
Cost of services	197,291	200,123	206,733	214,375	818,522

Gross Profit	227,447	261,555	266,512	282,002	1,037,516
SG&A	156,058	185,052	183,315	275,876	800,301

Operating income	71,389	76,503	83,197	6,126	237,215

Net income (loss)	$41,064	$37,750	$42,921	$(52,972)	$68,763

(1)	Net income in the third quarter 2007 was affected by an $8.8 million impairment charge to fully write off the goodwill associated with a majority-owned subsidiary.
(2)	Net income in the fourth quarter 2007 was affected by an $18.5 million of settlements, impaired purchased portfolio receivables and site closures.
(3)	Net income in the fourth quarter 2006 was affected by recapitalization expenses, accelerated share-based compensation and interest expense associated with the financing of the recapitalization aggregating approximately $140.9 million. Further, approximately $37.2 million of these fourth quarter expenses are estimated to be non-deductible for income tax purposes.

19.	SUBSEQUENT EVENTS

On February 19, 2008 we announced we will be seeking to acquire Genesys (Euronext Eurolist: FR0004270270) (“Genesys”), a leading global multimedia collaboration service provider and combine its business with the business of one of our subsidiaries, InterCall, Inc. We will make a cash offer of €2.50 per ordinary share and for the American Depositary Shares (ADSs) at the U.S. dollar (“USD”) equivalent. For that purpose, West International Holdings Limited, an indirect wholly-owned subsidiary of West, filed with the French Autorité des Marchés Financiers (the “AMF”) a draft Tender Offer Prospectus (Projet de Note d’information). Genesys’ board of directors has unanimously expressed support for this project and has recommended the offer to its shareholders. The total transaction value, excluding transaction expenses, is approximately €182.9 million (approximately U.S. $285 million) and is expected to be funded with a combination of our cash on hand (EUR and USD) and our bank credit facilities. We have secured a commitment under our existing credit facility for an incremental term loan of up to $125 million which may be used in

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

connection with the financing of the transactions contemplated by the tender offer agreement. The loan would be subject to the same covenants and would mature on the same date as the Company’s other terms loans outstanding under such facility. We expect to close the transaction during the second quarter.

The transaction is to take the form of a tender offer subject to the standard procedure under applicable French laws and regulations for all Genesys shares and bonds redeemable in shares (“ORAs”) and all ADSs representing ordinary shares. The offer will only be opened for acceptance once the French regulatory authority, the AMF, has granted approval. The offer will be subject to the following conditions: (i) Genesys securities tendered in the offer represent more than 66.66% of all the shares (including shares represented by ADSs) of Genesys on a fully diluted basis; and (ii) receipt of antitrust approvals in the United States, the United Kingdom and Germany. As of March 14, 2008, we have received the necessary antitrust approvals from the applicable regulatory authorities in the United States and Germany.

The draft Tender Offer Prospectus (Projet de Note d’information) was filed with the AMF on February 19, 2008.

20.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,826,255	$335,873	$(62,636)	$2,099,492
COST OF SERVICES	—	825,829	149,196	(62,636)	912,389
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,347)	763,088	78,791	—	840,532

OPERATING INCOME	1,347	237,338	107,886	—	346,571
OTHER INCOME (EXPENSE):
Interest Income	9,985	126	1,674	(396)	11,389
Interest Expense	(165,805)	(150,125)	(16,838)	396	(332,372)
Subsidiary Income	48,797	42,627	—	(91,424)	—
Other, net	44,558	(41,153)	(1,398)	—	2,007

Other expense	(62,465)	(148,525)	(16,562)	(91,424)	(318,976)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(61,118)	88,813	91,324	(91,424)	27,595

INCOME TAX EXPENSE (BENEFIT)	(66,500)	40,955	32,359	—	6,814

INCOME BEFORE MINORITY INTEREST	5,382	47,858	58,965	(91,424)	20,781

MINORITY INTEREST IN NET INCOME	—	—	15,399	—	15,399

NET INCOME	$5,382	$47,858	$43,566	$(91,424)	$5,382

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,638,642	$276,520	$(59,124)	$1,856,038
COST OF SERVICES	—	757,916	119,730	(59,124)	818,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	185	740,416	59,700	—	800,301

OPERATING INCOME	(185)	140,310	97,090	—	237,215
OTHER INCOME (EXPENSE):
Interest Income	2,793	2,143	1,145	—	6,081
Interest Expense	(670)	(84,982)	(9,152)	—	(94,804)
Subsidiary Income	29,845	37,336	—	(67,181)	—
Other, net	58,261	(55,294)	(904)	—	2,063

Other Expense	90,229	(100,797)	(8,911)	(67,181)	(86,660)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	90,044	39,513	88,179	(67,181)	150,555
INCOME TAX EXPENSE	21,281	10,134	34,090	—	65,505

INCOME BEFORE MINORITY INTEREST	68,763	29,379	54,089	(67,181)	85,050
MINORITY INTEREST IN NET INCOME	—	—	16,287	—	16,287

NET INCOME	$68,763	$29,379	$37,802	$(67,181)	$68,763

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2005
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,357,123	$217,890	$(51,090)	$1,523,923
COST OF SERVICES	—	644,316	94,155	(51,090)	687,381
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	459	524,984	44,422	—	569,865

OPERATING INCOME	(459)	187,823	79,313	—	266,677
OTHER INCOME (EXPENSE):
Interest Income	841	181	477	—	1,499
Interest Expense	(708)	(10,129)	(4,521)	—	(15,358)
Subsidiary Income	113,771	34,175	—	(147,946)	—
Other, net	58,056	(58,832)	1,454	—	678

Other Income (Expense)	171,960	(34,605)	(2,590)	(147,946)	(13,181)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	171,501	153,218	76,723	(147,946)	253,496
INCOME TAX EXPENSE	21,152	39,684	26,900	—	87,736
INCOME BEFORE MINORITY INTEREST	150,349	113,534	49,823	(147,946)	165,760
MINORITY INTEREST IN NET INCOME	—	—	15,411	—	15,411

NET INCOME	$150,349	$113,534	$34,412	$(147,946)	$150,349

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,610	$(3,012)	$57,349	$—	$141,947
Trust cash	—	10,358	—	—	10,358
Accounts receivable, net	—	264,946	24,534	—	289,480
Intercompany receivables	80,338	11,382	—	(91,720)	—
Portfolio receivables, current portion	—	—	77,909	—	77,909
Deferred income taxes receivable	27,815	5,903	—	—	33,718
Other current assets	2,541	37,417	4,505	—	44,463

Total current assets	198,304	326,994	164,297	(91,720)	597,875
Property and equipment, net	66,221	215,695	16,729	—	298,645
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	132,233	—	132,233
INVESTMENT IN SUBSIDIARIES	72,697	59,683	—	(132,380)	—
GOODWILL	—	1,329,978	—	—	1,329,978
INTANGIBLES, net	—	336,349	58	—	336,407
OTHER ASSETS	122,935	27,938	479	—	151,352

TOTAL ASSETS	$460,157	$2,296,637	$313,796	$(224,100)	$2,846,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,645	$46,256	$8,078	$—	$60,979
Intercompany payables	—	—	91,720	(91,720)	—
Accrued expenses	72,340	158,036	14,668	—	245,044
Current maturities of long-term debt	4,294	19,649	—	—	23,943
Current maturities of portfolio notes payable	—	—	77,219	—	77,219
Income taxes payable	(4,334)	2,398	4,831	—	2,895

Total current liabilities	78,945	226,339	196,516	(91,720)	410,080
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	43,092	—	43,092
LONG—TERM OBLIGATIONS, less current maturities	1,521,910	1,930,527	—	—	3,452,437
DEFERRED INCOME TAXES	31,121	59,745	(92)	—	90,774
OTHER LONG-TERM LIABILITIES	38,534	8,885	104	—	47,523
MINORITY INTEREST	—	—	12,937	—	12,937
CLASS L COMMON STOCK	1,029,782	—	—	—	1,029,782
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,240,135)	71,141	61,239	(132,380)	(2,240,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$460,157	$2,296,637	$313,796	$(224,100)	$2,846,490

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,610	$(13,358)	$25,680	$—	$214,932
Trust cash	—	7,104	—	—	7,104
Accounts receivable, net	—	262,723	22,364	—	285,087
Intercompany receivables	95,680	—	—	(95,680)	—
Portfolio receivables, current portion	—	—	64,651	—	64,651
Deferred income taxes receivable	(192)	4,828	—	—	4,636
Other current assets	17,067	29,020	3,659	—	49,746

Total current assets	315,165	290,317	116,354	(95,680)	626,156
Property and equipment, net	66,760	209,657	18,290	—	294,707
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	85,006	—	85,006
INVESTMENT IN SUBSIDIARIES	1,794,851	30,116	—	(1,824,967)	—
GOODWILL	—	1,186,375	—	—	1,186,375
INTANGIBLES, net	—	194,996	416	—	195,412
OTHER ASSETS	128,695	18,230	1,275	—	148,200

TOTAL ASSETS	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,229	$31,434	$5,950	$—	$40,613
Intercompany payables	—	32,248	63,432	(95,680)	—
Accrued expenses	243,814	116,540	15,603	—	375,957
Current maturities of long-term debt	21,000	—	—	—	21,000
Current maturities of portfolio notes payable	—	—	59,656	—	59,656
Income tax payable	39,636	(43,352)	4,076	—	360

Total current liabilities	307,679	136,870	148,717	(95,680)	497,586
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	27,590	—	27,590
LONG—TERM OBLIGATIONS, less current maturities	3,179,000	—	—	—	3,179,000
DEFERRED INCOME TAXES	25,035	(6,362)	(353)	—	18,320
OTHER LONG TERM-LIABILITIES	17,655	4,949	4,355	—	26,959
MINORITY INTEREST	—	—	10,299	—	10,299
CLASS L COMMON STOCK	903,656	—	—	—	903,656
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,127,554)	1,794,234	30,733	(1,824,967)	(2,127,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,305,471	$1,929,691	$221,341	$(1,920,647)	$2,535,856

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$199,127	$51,605	$250,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(291,760)	—	(291,760)
Purchase of portfolio receivables	—	—	(127,412)	(127,412)
Purchase of property and equipment	(10,042)	(85,862)	(7,743)	(103,647)
Collections applied to principal of portfolio receivables	—	—	66,927	66,927
Other	—	946	—	946

Net cash provided by (used in) investing activities	(10,042)	(376,676)	(68,228)	(454,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	—	300,000	—	300,000
Consideration paid to shareholders in exchange for stock	(170,625)	—	—	(170,625)
Principal payments of long-term obligations	(4,297)	(19,321)	—	(23,618)
Debt issuance costs	(2,299)	—	—	(2,299)
Proceeds from stock sale and options exercised	553	—	—	553
Proceeds from issuance of portfolio notes payable	—	—	108,812	108,812
Payments of portfolio notes payable	—	—	(75,748)	(75,748)
Payments of capital lease obligations	—	(1,032)	—	(1,032)
Other	(4,772)	—	—	(4,772)

Net cash (used in) provided by financing activities	(181,440)	279,647	33,064	131,271

Intercompany	76,482	(91,752)	15,270	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(42)	(42)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(115,000)	10,346	31,669	(72,985)
CASH AND CASH EQUIVALENTS, Beginning of period	202,610	(13,358)	25,680	214,932

CASH AND CASH EQUIVALENTS, End of period	$87,610	$(3,012)	$57,349	$141,947

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$151,417	$45,221	$196,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(538,817)	(104,873)	—	(643,690)
Purchase of portfolio receivables	—	—	(114,560)	(114,560)
Purchase of property and equipment	(32,556)	(72,098)	(9,241)	(113,895)
Collections applied to principal of portfolio receivables	—	—	59,353	59,353
Other	13	526	—	539

Net cash provided by (used in) investing activities	(571,360)	(176,445)	(64,448)	(812,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt and bonds	3,200,000	—	—	3,200,000
Consideration paid to shareholders in exchange for stock	(2,790,911)	—	—	(2,790,911)
Consideration paid to stock optionholders in exchange for options	(119,638)	—	—	(119,638)
Proceeds from private equity sponsors	725,750	—	—	725,750
Net change in revolving credit facility	(220,000)	—	—	(220,000)
Debt issuance costs	(109,591)	—	—	(109,591)
Proceeds from stock options exercised	18,540	—	—	18,540
Excess tax benefits from stock options exercised	50,794	—	—	50,794
Proceeds from issuance of portfolio notes payable	—	—	97,871	97,871
Payments of portfolio notes payable	—	—	(51,144)	(51,144)
Payments of capital lease obligations	—	(6,313)	—	(6,313)
Other	4,485	—	—	4,485

Net cash (used in) provided by financing activities	759,429	(6,313)	46,727	799,843

Intercompany	(6,290)	20,369	(14,079)	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(131)	(131)

NET CHANGE IN CASH AND CASH EQUIVALENTS	181,779	(10,972)	13,290	184,097
CASH AND CASH EQUIVALENTS, Beginning of period	20,831	(2,386)	12,390	30,835

CASH AND CASH EQUIVALENTS, End of period	$202,610	$(13,358)	$25,680	$214,932

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2005
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

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2007

Description (amounts in thousands)	Balance Beginning of Year	Reserves Obtained with Acquisitions	Additions - Charged (Credited) to Cost and Expenses	Deductions - Amounts Charged-Off	Balance End of Year
December 31, 2007—Allowance for doubtful accounts—Accounts receivable	$8,543	$528	$892	$3,492	$6,471

December 31, 2006—Allowance for doubtful accounts—Accounts receivable	$10,489	$230	$(583)	$1,593	$8,543

December 31, 2005—Allowance for doubtful accounts—Accounts receivable	$10,022	$—	$2,803	$2,336	$10,489

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Exhibit Number	Description	Sequential Page Number
2.01	Purchase Agreement, dated as of July 23, 2002, by and among the Company, Attention, LLC, the sellers and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 2, 2002)	*

2.02	Agreement and Plan of Merger, dated as of March 27, 2003, by and among West Corporation, Dialing Acquisition Corp., ITC Holding Company, Inc. and, for purposes of Sections 3.6, 4.1 and 8.13 and Articles 11 and 12 only, the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 1, 2003)	*

2.03	Purchase Agreement, dated as of July 22, 2004, by and among Worldwide Asset Management, LLC; National Asset Management Enterprises, Inc.; Worldwide Asset Collections, LLC; Worldwide Asset Purchasing, LLC; BuyDebtCo LLC; The Debt Depot, LLC; Worldwide Assets, Inc., Frank J. Hanna Jr., Darrell T. Hanna, West Corporation and West Receivable Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 9, 2004)	*

2.04	Purchase Agreement, dated as of July 22, 2004, by and among Asset Direct Mortgage, LLC, Frank J. Hanna, Jr., Darrell T. Hanna and West Corporation. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 9, 2004)	*

2.05	Asset Purchase Agreement, dated as of May 9, 2005, among InterCall, Inc., Sprint Communications Company L.P. and Sprint Corporation, solely with respect to certain sections thereof (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 9, 2005)	*

2.06	Agreement and Plan Merger, dated January 29, 2006, by and among West Corporation, West International Corp. and Intrado Inc. (incorporated by reference to Exhibit 2.06 to Form 10-K filed February 24, 2006)	*

2.07	Agreement and Plan Merger, dated February 6, 2006, by and among Raindance Communications, Inc., West Corporation and Rockies Acquisition Corporation (incorporated by reference to Exhibit 2.07 to Form 10-K filed February 24, 2006)	*

3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated October 30, 2006)	*

3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)	*

10.01	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2006)	*

10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)	*

10.03	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2006)	*

Exhibit Number	Description	Sequential Page Number
10.04	Registration Rights Agreement, dated as of October 24, 2006, among West Corporation, the Guarantors Signatory thereto and Deutsche Bank Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and GE Capital Markets, Inc., with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.4 to Form 10-Q filed on November 9, 2006)	*

10.05	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)	*

10.06	Employment Agreement between the Company and Thomas B. Barker dated January 1, 1999, as amended January 28, 2008 (incorporated by reference to Exhibit 10.06 to Form 10-K filed March 17, 2008) (1)	**

10.07	Employment Agreement between the Company and Paul M. Mendlik dated November 4, 2002, as amended January 28, 2008 (incorporated by reference to Exhibit 10.07 to Form 10-K filed March 17, 2008) (1)	**

10.08	Employment Agreement between the Company and Nancee R. Berger, dated January 1, 1999, as amended January 28, 2008 (incorporated by reference to Exhibit 10.08 to Form 10-K filed March 17, 2008) (1)	**

10.09	Employment Agreement between the Company and Steven M. Stangl dated January 1, 1999, as amended January 28, 2008 (incorporated by reference to Exhibit 10.09 to Form 10-K filed March 17, 2008) (1)	**

10.10	Employment Agreement between the Company and Joseph Scott Etzler, dated May 7, 2003, as amended January 28, 2008 (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 17, 2008) (1)	**

10.11	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)	*

10.12	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2006)	*

10.13	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 9, 2006)	*

10.14	Amendment No. 1, dated as of February 14, 2007, by and among West, certain domestic subsidiaries of West and Lehman Commercial Paper Inc. (“Lehman”), as Administrative Agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 20, 2007)	*

10.15	Amendment No. 2, dated as of May 11, 2007, by and among West, Omnium Worldwide, Inc., as borrower and guarantor, and Lehman Commercial Paper, Inc. (“Lehman”), as Administrative Agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2007)	*

Exhibit Number	Description	Sequential Page Number
10.16	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Annex B to Schedule 14A filed April 10, 2003) (1)	*

10.17	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)	*

10.18	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)	*

10.19

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title

Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

*

10.20

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing

Statement, dated October 24, 2006, from West Business Services, LP to Lehman

Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

*

10.21

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing

Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman

Commercial Paper Inc. . (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

*

10.22	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)	*

10.23	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)	*

10.24	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)	*

10.25	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)	*

10.26	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)	*

10.27	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)	*

10.28	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)	*

10.29	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)	*

10.30	West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on November 9, 2006) (1)	*

10.31	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2005 (incorporated by reference to Exhibit 10.33 to Form 10-K filed on February 28, 2007) (1)	*

Exhibit Number	Description	Sequential Page Number
10.32	Amendment One West Corporation Executive Retirement Savings Plan (incorporated by reference to Exhibit 10.34 to Form 10-K filed on February 28, 2007) (1)	*

10.33	Amendment Two West Corporation Executive Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Form 10-K filed on February 28, 2007) (1)	*

10.34	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 5, 2006) (1)	*

10.35	Senior Management Transaction Bonus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 5, 2006) (1)	*

10.36	Senior Management Retention Plan (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 5, 2006) (1)	*

10.37	Voting Agreement (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 5, 2006)	*

10.38	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 30, 2007)	*

10.39	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)	*

10.40	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014 (incorporated by reference to Exhibit 99.3 to Form 8-K filed on March 30, 2007)	*

10.41	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)	*

10.42	Separation Agreement dated September 27, 2007 between West Corporation and Robert E. Johnson (incorporated by reference to Exhibit 10.42 to Form 10-K dated March 17, 2008)(1)	**

21.01	Subsidiaries	**

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

Exhibit Number	Description	Sequential Page Number
32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Indicates that the page number for such item is not applicable.
**	Filed herewith
(1)	Indicates management contract or compensation plan or arrangement.