Form 10-Q
period 2008-03-31
WEST CORP
filed 2008-05-09
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At April 25, 2008, 87,346,564.7 shares of the registrant’s Class A common stock and 9,898,445.5875 shares of the registrant’s Class L common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

May 7, 2008

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
REVENUE	$525,755	$508,633
COST OF SERVICES	250,560	218,985
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	206,128	193,063

OPERATING INCOME	69,067	96,585

OTHER INCOME (EXPENSE):
Interest income	1,240	3,261
Interest expense	(74,159)	(80,189)
Other, net	(806)	668

Other expense	(73,725)	(76,260)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(4,658)	20,325

INCOME TAX EXPENSE (BENEFIT)	(739)	7,408

INCOME (LOSS) BEFORE MINORITY INTEREST	(3,919)	12,917

MINORITY INTEREST IN NET INCOME (LOSS)	(2,715)	3,898

NET INCOME (LOSS)	$(1,204)	$9,019

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,521	$141,947
Trust cash	13,298	10,358
Accounts receivable, net of allowance of $6,156 and $ 6,471	300,147	289,480
Portfolio receivables, current portion	70,047	77,909
Deferred income taxes receivable	30,960	33,718
Other current assets	57,771	44,463

Total current assets	598,744	597,875
PROPERTY AND EQUIPMENT:
Property and equipment	854,775	827,458
Accumulated depreciation and amortization	(553,138)	(528,813)

Total property and equipment, net	301,637	298,645
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	121,744	132,233
GOODWILL	1,331,117	1,329,978
INTANGIBLE ASSETS, net of accumulated amortization of $173,049 and $ 156,553	319,909	336,407
OTHER ASSETS	140,469	151,352

TOTAL ASSETS	$2,813,620	$2,846,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$44,202	$60,979
Accrued expenses	242,542	245,044
Current maturities of long-term debt	23,943	23,943
Current maturities of portfolio notes payable	87,981	77,219
Income tax payable	2,810	2,895

Total current liabilities	401,478	410,080
PORTFOLIO NOTES PAYABLE, less current maturities	34,510	43,092
LONG-TERM OBLIGATIONS, less current maturities	3,446,451	3,452,437
DEFERRED INCOME TAXES	79,099	90,774
OTHER LONG-TERM LIABILITIES	59,333	47,523

Total liabilities	4,020,871	4,043,906
COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	8,293	12,937
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,898 SHARES ISSUED AND OUTSTANDING	1,062,574	1,029,782

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 87,343 and 87,223 shares issued and outstanding	87	87
Additional paid-in capital	—	—
Retained deficit	(2,263,997)	(2,231,302)
Accumulated other comprehensive loss	(14,155)	(8,920)
Treasury stock at cost (8 and 0 shares)	(53)	—

Total stockholders’ deficit	(2,278,118)	(2,240,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,813,620	$2,846,490

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,204)	$9,019
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	24,719	25,058
Amortization	17,486	12,773
Allowance for impairment of purchased accounts receivable	24,240	—
Deferred income tax expense (benefit)	(4,159)	6,690
Minority interest in earnings (loss), net of distributions of $1,928 and $4,178	(4,643)	(280)
Provision for share based compensation	312	310
Debt amortization	3,621	3,751
Other	(88)	(437)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and notes receivable	(10,667)	(4,916)
Other assets	(15,423)	(7,620)
Accounts payable	(16,777)	629
Accrued expenses, other liabilities and income tax payable	6,605	36,951

Net cash flows from operating activities	24,022	81,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0 and $6,180	(64)	(152,745)
Purchases of portfolio receivables	(22,524)	(36,857)
Collections applied to principal of portfolio receivables	16,635	20,050
Purchases of property and equipment	(30,451)	(21,265)
Other	381	876

Net cash flows from investing activities	(36,023)	(189,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	165,000
Proceeds from issuance of portfolio notes payable	20,352	31,520
Payments of portfolio notes payable	(18,173)	(16,109)
Principal payments on the senior secured term loan facility	(5,986)	(5,663)
Debt issuance costs	—	(1,350)
Other	(418)	(4,781)

Net cash flows from financing activities	(4,225)	168,617

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	800	21
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,426)	60,625
CASH AND CASH EQUIVALENTS, Beginning of period	141,947	214,932

CASH AND CASH EQUIVALENTS, End of period	$126,521	$275,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$35,868	$23,456

Cash paid (received) during the period for income taxes, net of $676 and 8,707 refunds	$3,529	$(6,730)

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2008 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. We follow American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the internal rate of return (“IRR”). This updated IRR must be used for subsequent impairment testing. Because any reductions in expectations are recognized as a reduction of revenue in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairment allowances in the future, and these allowances could be material. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock – On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing West Corporation. Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. The recapitalization was accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities were maintained. The net recapitalization amount was first applied against additional paid-in capital in excess of par value until that was exhausted and the remainder was applied against the accumulated deficit.

Investors in the recapitalization (i.e., the Sponsors, the founders of the Company and certain members of management), acquired a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share) in exchange for cash or in respect of converted shares. Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

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

Conversion of Class L shares: Class L shares automatically convert into Class A shares immediately prior to an Initial Public Offering (“IPO”). Also, the board of directors may elect to cause all Class L shares to be converted into Class A shares in connection with a transfer (by stock sale, merger or otherwise) of a majority of all common stock to a third party (other than to Thomas H. Lee Partners, LP and its affiliates). In the case of any such conversion (whether at an IPO or sale), if any unpaid Class L priority return (base $90/share plus accrued 12% IRR) remains unpaid at the time of conversion it will be “paid” in additional Class A shares valued at the deal price (in case of an IPO, at the IPO price net of underwriter’s discount); that is each Class L share would convert into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which is the unpaid priority return on such Class L share and the denominator of which is the value of a Class A share at the time of conversion.

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At March 31, 2008, the 12% priority return preference has been accreted and included in the Class L share balance.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company determined that the conversion feature in the Class L shares is in-the-money at the date of issuance and therefore represents a beneficial conversion feature. Under EITF 98-5, the intrinsic value of the beneficial conversion feature of the proceeds received from the issuance of the Class L shares was allocated to additional paid-in capital, consistent with the classification of the Class A shares, creating a discount on the Class L shares. Because the Class L shares have no stated redemption date and the beneficial conversion feature is not considered to be contingent under EITF 98-5, but can be realized immediately, the discount resulting from the allocation of value to the beneficial conversion feature is required to be recognized immediately as a return to the Class L stockholders analogous to a dividend. As no retained earnings are available to pay this dividend at the date of issuance, the dividend is charged against additional paid-in capital resulting in no net impact.

Cash and Cash Equivalents - We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust Cash - Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients.

Recent Accounting Pronouncements - In December 2007, the FASB issued Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies to us beginning in 2009. We are still assessing the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our results of operations or financial position.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	ACQUISITIONS

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at May 1, 2007. The finite-lived intangible assets are comprised of trade names, customer relationships and technology. We are in the process of completing the valuation of certain intangible assets and purchase price allocation, therefore, the purchase price allocation is subject to refinement.

(Amounts in thousands) May 1, 2007
Cash	$15,230
Other current assets	23,257
Property and equipment	10,262
Intangible assets	69,497
Goodwill	94,265

Total assets acquired	212,511

Current liabilities	31,855
Capital lease obligations	933
Non-current deferred taxes	25,847

Total liabilities assumed	58,635

Net assets acquired	$153,876

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Omnium included their position in a large and growing market and margin expansion opportunities due to additional scale.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

TeleVox

On March 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of TeleVox Software, Incorporated (“TeleVox”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Ringer Acquisition Corp., a wholly owned subsidiary of West Corporation, and TeleVox. The purchase price, net of cash received of $5.2 million and transaction costs, was approximately $128.9 million in cash. We funded the acquisition with cash on hand and the proceeds from the amended senior secured term loan facility. The results of TeleVox’s operations have been included in our consolidated financial statements in the Communications Services segment since March 1, 2007. During the quarter ended March 31, 2008, the allocation of the purchase price was finalized with no significant adjustments from those reported at December 31, 2007.

CenterPost

On February 1, 2007, we completed our previously announced acquisition of all of the outstanding shares of CenterPost Communications, Inc. (“CenterPost”) pursuant to the Agreement and Plan of Merger, dated as of January 31, 2007, by and among West Corporation, Platinum Acquisition Corp., a wholly owned subsidiary of West Corporation, and CenterPost. The purchase price, net of cash received of $1.0 million and transaction costs, was approximately $22.3 million in cash. We funded the acquisition with cash on hand. The results of CenterPost’s operations have been included in our consolidated financial statements in the Communications Services segment since February 1, 2007. On April 2, 2007 CenterPost changed its name to West Notifications Group, Inc. (“WNG”). During the quarter ended March 31, 2008, the allocation of the purchase price was finalized with no significant adjustments from those reported at December 31, 2007.

Pro forma

On May 4, 2007, March 1, 2007 and February 1, 2007, we acquired 100% of the common shares of Omnium, TeleVox and WNG, respectively. Assuming the acquisitions occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the three months ended March 31, 2007 would have been, in thousands:

Three months ended March 31, 2007
Revenue	$534,367
Net Income	$4,158

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment in thousands for the three months ended March 31, 2008:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at December 31, 2007	$555,916	$544,119	$229,943	$1,329,978
Purchase accounting adjustments	945	—	194	1,139

Balance at March 31, 2008	$556,861	$544,119	$230,137	$1,331,117

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of March 31 , 2008			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$354,668	$(140,410)	$214,258	9.0
Technology	49,869	(15,191)	34,678	6.7
Trade names	54,285	—	54,285	Indefinite
Patents	14,963	(6,969)	7,994	17.0
Trade names	9,310	(3,518)	5,792	4.4
Other intangible assets	9,86 3	(6,961)	2,902	5.8

Total	$492,958	$(173,049)	$319,909

	As of December 31 , 2007			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$354,668	$(127,622)	$227,046	9.0
Technology	49,869	(12,465)	37,404	6.7
Trade names	54,285	—	54,285	Indefinite
Patents	14,963	(6,749)	8,214	17.0
Trade names	9,310	(3,157)	6,153	4.4
Other intangible assets	9,865	(6,560)	3,305	5.8

Total	$492,960	$(156,553)	$336,407

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense for finite-lived intangible assets was $16.5 million and $11.6 million for the three months ended March 31, 2008 and 2007, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2008 and the next five years is as follows:

2008	$58.9 million
2009	$51.6 million
2010	$37.7 million
2011	$26.5 million
2012	$20.0 million
2013	$17.2 million

4.	PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the three and twelve months ended March 31, 2008 and December 31, 2007, respectively, in thousands, were as follows:

	Three months ended March 31, 2008	Twelve months ended December 31, 2007
Beginning of period	$210,142	$149,657
Cash purchases	2,750	20,107
Non recourse borrowing purchases	20,352	108,812
Recoveries	(43,463)	(183,776)
Proceeds from portfolio sales, net of putbacks	(6,412)	(28,848)
Revenue recognized	33,240	148,232
Portfolio allowances	(24,240)	(2,535)
Purchase putbacks	(578)	(1,507)

Balance at end of period	191,791	210,142
Less: current portion	(70,047)	(77,909)

Portfolio receivables, net of current portion	$121,744	$132,233

During the quarter ended March 31, 2008, we recorded a $24.2 million reduction in revenue in our Receivables Management segment as an allowance for impairment of purchased accounts receivable. This impairment was due to reduced liquidation rates and reduced future collection estimates on existing portfolios associated with weaker economic conditions for consumers which resulted in a weaker than expected collection environment. The valuation allowance was calculated in accordance with SOP 03-3 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. In addition, minority interest was reduced by $5.6 million to account for the minority owner’s share of this impairment. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	Three months ended March 31, 2008	Twelve months ended December 31, 2007
Beginning of period balance	$2,535	$—
Additions	24,240	2,535
Recoveries	—	—

Balance at end of period	$26,775	$2,535

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses in thousands consisted of the following as of:

	March 31, 2008	December 31, 2007
Accrued wages	$39,071	$56,463
Interest payable	71,419	36,900
Deferred revenue	19,148	23,574
Accrued phone	17,758	21,949
Accrued settlements	20,938	21,244
Accrued other taxes (non-income related)	15,712	17,921
Accrued employee benefit costs	15,398	13,745
Interest rate hedge position	7,260	15,970
Customer deposits	4,360	4,444
Other current liabilities	31,478	32,834

	$242,542	$245,044

6.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. The senior secured term loan facility consists of $2.37 billion aggregate principal amount at a variable rate due 2013. The senior notes consist of $650.0 million aggregate principal amount of 9.5% senior notes due 2014. Interest is payable semiannually. The senior subordinated notes consist of $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016.

Incremental Term Loan

On February 19, 2008 we announced we will be seeking to acquire Genesys S.A. (Euronext Eurolist: FR0004270270) (“Genesys”), a leading global multimedia collaboration service provider, and combine its business with the business of one of our subsidiaries, InterCall, Inc. (“InterCall”). We made a cash tender offer of €2.50 per ordinary share and for the American Depositary Shares (ADSs) at the U.S. dollar (“USD”) equivalent. For that purpose, West International Holdings Limited, an indirect wholly-owned subsidiary of West, filed with the French Autorité des Marchés Financiers (the “AMF”) a draft Tender Offer Prospectus (Projet de Note d’information). Genesys’ board of directors has unanimously expressed support for this project, authorized the execution of a tender offer agreement between the two companies and recommended the offer to its shareholders. The total transaction value, excluding transaction expenses, is approximately €182.9 million (approximately U.S. $288.5 million at March 31, 2008) and is expected to be funded with a combination of our cash on hand (EURO and USD) and our bank credit facilities. We have secured a commitment under our existing credit facility for an incremental term loan which will provide $125.0 million, net of fees, which will be used in connection with the financing of the transactions contemplated by the tender offer agreement. The loan would be subject to the same covenants and would mature on the same date as our other term loans outstanding under such facility. We expect to close the transaction during the second quarter.

Terms of the incremental term loans, if executed, will permit us to elect that the loans bear interest at a rate per annum equal to: (i) the Base Rates (as defined in the existing credit facility) plus the Applicable Margins (“Base Rate Loans”); or (ii) the Eurocurrency Rates (as defined in the existing credit facility) (with a floor of 3.5%) plus the Applicable Margins (“LIBOR Loans”). “Applicable Margin” means a per annum rate equal to (i) 4.00%, in the case of Base Rate Loans, and (ii) 5.00%, in the case of LIBOR Loans. The Incremental Term Loans will be issued at an original issue discount of 97%. For Base Rate Loans, interest payments are made quarterly in arrears. For LIBOR Loans, interest payments are due on the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. The estimated effective interest rate for this facility is approximately 9.6%.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Multicurrency Revolving Credit Facility

Subsequent to March 31, 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into commitment for a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, related fees and expenses for general corporate purposes of the foreign subsidiary. The credit facility is expected to be finalized prior to the closing of the acquisition of Genesys. The credit facility matures in three years with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro). The initial margin is expected to be set at 2.75%. The estimated effective interest rate for this facility is approximately 8.2%. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

Foreign currency forward exchange contract

In connection with our cash tender offer for the acquisition of Genesys in February 2008, we entered a foreign currency forward exchange contract (cash flow hedge) to manage the currency exposure associated with our tender offer for Genesys which is denominated in the Euro. Under the contract West will buy €100.0 million in exchange for $150.885 million. At March 31, 2008 this contract was recorded at fair value based on the spot rate of €1.5775 to $1 with an immaterial gain reflected in other income to the extent the hedge was ineffective, the effective portion recorded in comprehensive income net of tax and the asset of $6.3 million recorded as an other current asset.

Interest Rate Protection

In October 2006 we entered into a three-year interest rate swap to hedge the cash flows from our variable rate debt, which effectively converted the hedged portion to fixed rate debt on our outstanding senior secured term loan facility. In August 2007 we entered into an additional two-year interest rate swap with the same objective of converting the hedged portion to fixed rate debt. The initial assessment of hedge effectiveness was performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The October 2006 swap agreements hedge notional amounts of $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008, 2009, respectively. The August 2007 swap agreements hedge notional amounts of $120.0 million for the twenty-four months ending August 28, 2009. In accordance with SFAS 133, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income until earnings are affected by the hedged item. At March 31, 2008, our gross fair value liability position was approximately $30.6 million compared to $16.0 million at December 31, 2007. We experienced no ineffectiveness during the three months ended March 31, 2008 or for the same period in 2007.

The following chart summarizes interest rate hedge transactions, in thousands, effective during 2008 and 2007:

Accounting Method	Effective Dates	Notional Amount	Fixed Interest Rate	Status
Change in variable cash flow	10/24/06-10/24/07	$800,000	5.0% - 5.01%	Outstanding
Change in variable cash flow	10/24/07-10/24/08	$700,000	5.0% - 5.01%	Outstanding
Change in variable cash flow	10/24/08-10/24/09	$600,000	5.0% - 5.01%	Outstanding
Change in variable cash flow	8/28/07-8/28/09	$120,000	4.81% - 4.815%	Outstanding

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	FAIR VALUE DISCLOSURES

Effective January 1, 2008, we adopted Financial Accounting Standards Board SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157:

•

Defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date; and

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three-levels of the hierarchy are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs for asset or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS 157’s fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

Foreign currency forward exchange contract. The fair value of the foreign exchange forward contract is based on the spot rate of the Euro on March 31, 2008, therefore, the fair value of this contract is determined by a Level 1 input.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Trading Securities (Liability). The underlying obligation for the mutual fund invested in debt and equity securities in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan are classified as trading securities in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

Interest rate swaps. The effect of the interest rate swaps (cash flow hedges) is to change a variable rate debt obligation to a fixed rate for that portion of the debt that is hedged. We record the interest rate swaps at fair value. The fair value of the interest rate swaps is based on a model whose inputs are observable, therefore, the fair value of these interest rate swaps is based on a Level 2 input.

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

		Fair Value Measurements at March 31, 2008 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$11,521	$11,521	$—	$—	$11,521
Foreign currency forward exchange contracts	6,306	6,306	—	—	6,306

Total assets at fair value	$17,827	$17,827	$—	$—	$17,827

Liabilities
Trading securities	$11,521	$11,521	$—	$—	$11,521
Interest rate swaps	30,606	—	30,606	—	30,606

Total liabilities at fair value	$42,127	$11,521	$30,606	$—	$42,127

Effective January 1, 2008, we also adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows any entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. We elected not to adopt the fair value option for certain financial instruments.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The following table presents the stock option activity under the EIP for the three months ended March 31, 2008 and 2007, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007	545,347	2,530,000	$1.64
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—

Balance at March 31, 2007	545,347	2,530,000	$1.64

Balance at January 1, 2008	618,847	2,424,500	$1.64
Granted	(395,000)	395,000	6.36
Canceled	76,000	(76,000)	1.64
Exercised	—	(8,000)	1.64

Balance at March 31, 2008	299,847	2,735,500	$2.32

At March 31, 2008, we expect that 2,522,000 options will vest. At March 31, 2008, our estimate of the intrinsic value of vested options was approximately $2.0 million.

The following table summarizes the information on the options granted under the EIP at March 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.64	2,340,500	8.62	$1.64	419,000	$1.64
6.36	395,000	9.83	6.36	—	—

$1.64 - $6.36	2,735,500	8.83	$2.32	419,000	$1.64

We account for the stock option grants under the EIP in accordance with Financial Accounting Standards Board Statement No. 123R Share-Based Payment (“SFAS 123R”). The fair values of options granted under the EIP during 2008 and 2007 were $1.72 and $1.15 per option, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average four year historical stock price volatility for nine and six guideline companies in 2008 and 2007, respectively, that were used in applying the market approach to value the Company in its annual appraisal. The expected life of four years for the options granted was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years. The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

	2008	2007
Risk-free interest rate	3.07%	4.65%
Dividend yield	0.0%	0.0%
Expected volatility	28.0%	98.0%
Expected life (years)	4.0	4.0

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2008 and 2007 there was approximately $2.4 million unrecorded and unrecognized compensation cost related to unvested share based compensation under the EIP. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

Executive Management Rollover Options

During the three months ended March 31, 2008 there has been no activity with Executive Management Rollover Options. 3,239,721 options are fully vested and outstanding. The aggregate intrinsic value of these options at March 31, 2008 was approximately $45.0 million.

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

The vesting schedule for Tranche 2 and Tranche 3 shares is subject to the total return of the investors in the recapitalization ( the “Investors”) and Investors internal rate of return (“IRR”) as of an exit event, subject to the following terms and conditions: Tranche 2 shares shall become 100% vested upon an exit event if, after giving effect to any vesting of the Tranche 2 shares on a exit event, Investors’ total return is greater than 200% and the Investor IRR exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on a exit event, Investors’ total return is more than 200% and the Investor IRR exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the Investors’ total return exceeds 200%, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Investors’ Total Return is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis.

Performance conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date as those conditions are restrictions that stem from the forfeitability of instruments to which employees have not yet earned the right. Paragraph A64 of SFAS123R requires that if the vesting of an award is based on satisfying both a service and performance condition, the company must initially determine which outcomes are probable of achievement and recognize the compensation cost over the longer of the explicit or implicit service period. Since an exit event is currently not considered probable nor is the meeting of the performance objectives, no compensation costs will be recognized on Tranches 2 or 3 until those events become probable. The unrecognized compensation costs of Tranches 2 and 3 in the aggregate total $7.4 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2008 we granted 120,000 shares of restricted stock. We account for the restricted stock grants in accordance with SFAS 123R. The fair value of each share of restricted stock granted under the EIP during the three months ended March 31, 2008 and 2007 were $6.36 and $1.43, respectively. We have estimated the fair value of EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the 2006 EIP option awards.

At March 31, 2008 and 2007 there was approximately $3.1 million and $3.4 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP, respectively.

Stock-Based Compensation Expense

The components of stock-based compensation expense in thousands are presented below:

	Three months ended March 31,
	2008	2007
Stock options	$110	$126
Restricted stock	202	184

	$312	$310

The net income effect of stock-based compensation expense for the three months ended March 31, 2008 and 2007 was approximately $0.2 million and $0.2 million, respectively.

9.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is composed of results of operations for foreign subsidiaries translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. The gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. The gain on the cash flow hedge on the foreign currency forward exchange contract is reflected in other income to the extent the hedge was ineffective and the effective portion is recorded in comprehensive income, net of tax.

	Three months ended March 31,
	2008	2007
	Amounts in thousands
Net income (loss)	$(1,204)	$9,019
Currency translation adjustment	(70)	48
Unrealized loss on cash flow hedge	(9,074)	(1,514)
Unrealized gain on foreign curency forward exchange contract	3,906	—

Total comprehensive income (loss)	$(6,442)	$7,553

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	BUSINESS SEGMENTS

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

	For the three months ended March 31,
	2008	2007
	Amounts in thousands
Revenue:
Communication Services	$280,333	$272,667
Conferencing Services	195,644	176,166
Receivables Management	51,116	61,123
Intersegment eliminations	(1,338)	(1,323)

Total	$525,755	$508,633

Operating Income:
Communication Services	$30,552	$36,298
Conferencing Services	51,232	46,698
Receivables Management	(12,717)	13,589

Total	$69,067	$96,585

Depreciation and Amortization
(Included in Operating Income)
Communication Services	$18,838	$20,112
Conferencing Services	16,477	15,202
Receivables Management	6,890	2,517

Total	$42,205	$37,831

Capital Expenditures:
Communication Services	$14,445	$11,920
Conferencing Services	14,030	6,088
Receivables Management	375	1,358
Corporate	1,601	1,899

Total	$30,451	$21,265

	As of March 31, 2008	As of December 31, 2007
	Amounts in thousands
Assets:
Communication Services	$1,084,009	$1,085,615
Conferencing Services	874,306	859,988
Receivables Management	583,415	593,685
Corporate	271,890	307,202

Total	$2,813,620	$2,846,490

There are no material revenues or assets outside the United States.

For the three months ended March 31, 2008 and 2007, our largest 100 clients represented 60% and 62% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended March 31, 2008 and 2007 was approximately 14% and 15% of our total revenue, respectively. No other client represented more than 10% of our aggregate revenue for the three months ended March 31, 2008 and 2007.

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

West Corporation and WTC have engaged in extensive mediation and negotiations with plaintiffs’ counsel and, as a result, believe that a final settlement may be reached that will resolve the Sanford and Ritt class actions discussed above. The settlement may involve modification of the class definitions in these actions, and would require the approval of the Court of Common Pleas in Cuyahoga County, Ohio, and the San Diego County, California Superior Court. As a result of the settlement negotiations, which transpired in the fourth quarter of 2007, West recorded a $20.0 million accrued liability and a $5.0 million asset for expected insurance proceeds at December 31, 2007 and there were no significant changes in the first quarter of 2008.

Federal Communications Commission Inquiry. On June 22, 2007 we received a letter from the Investigations and Hearing Division of the Federal Communications Commission (“FCC”) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. West believes that it operates as a provider of unregulated information services. Consequently, West does not believe that it is subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S and responded to the FCC’s inquiry accordingly. West believes that it exercises reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if West fails to comply with any applicable government regulations, or if it is required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, it could be temporarily prohibited from providing portions of its services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance. On October 2, 2007 the FCC entered an order in Qwest Communications Corp. v. Farmers and Merchants Mutual Telephone Co. determining that conference calling companies are both customers and end users. West believes this order supports West’s position and a supplemental response to the FCC’s June 22, 2007 inquiry was provided to the FCC. On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On March 17, 2008 the Wireline Competition Bureau staff informed West and USAC by phone that InterCall need not file the appropriate forms with USAC until written instructions are received from the FCC. On March 19, 2008, West was provided a copy of a letter from the FCC to USAC, requesting USAC to hold in abeyance for 90 days its decision against InterCall, pending further FCC action. If the FCC ultimately determines that InterCall is required to report its revenues to USAC, West intends to comply with the filing requirements while continuing to pursue its appeal.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

12.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended March 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$480,844	$59,995	$(15,084)	$525,755
COST OF SERVICES	—	227,136	38,508	(15,084)	250,560
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	428	190,071	15,629	—	206,128

OPERATING INCOME	(428)	63,637	5,858	—	69,067

OTHER INCOME (EXPENSE):
Interest Income	715	(15)	540	—	1,240
Interest Expense	(36,134)	(34,123)	(3,902)	—	(74,159)
Subsidiary Income	21,084	(5,790)	—	(15,294)	—
Other, net	(862)	3,004	(2,948)	—	(806)

Other income (expense)	(15,197)	(36,924)	(6,310)	(15,294)	(73,725)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(15,625)	26,713	(452)	(15,294)	(4,658)

INCOME TAX EXPENSE (BENEFIT)	(14,421)	5,884	7,798	—	(739)

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,204)	20,829	(8,250)	(15,294)	(3,919)

MINORITY INTEREST IN NET INCOME (LOSS)	—	—	(2,715)	—	(2,715)

NET INCOME (LOSS)	$(1,204)	$20,829	$(5,535)	$(15,294)	$(1,204)

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended March 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$445,976	$79,272	$(16,615)	$508,633
COST OF SERVICES	—	199,320	36,280	(16,615)	218,985
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(103)	176,028	17,138	—	193,063

OPERATING INCOME	103	70,628	25,854	—	96,585

OTHER INCOME (EXPENSE):
Interest Income	3,018	(47)	290	—	3,261
Interest Expense	(42,544)	(33,932)	(3,713)	—	(80,189)
Subsidiary Income	21,719	11,167	—	(32,886)	—
Other, net	14,726	(14,511)	453	—	668

Other income (expense)	(3,081)	(37,323)	(2,970)	(32,886)	(76,260)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(2,978)	33,305	22,884	(32,886)	20,325

INCOME TAX EXPENSE (BENEFIT)	(11,997)	11,776	7,629	—	7,408

INCOME BEFORE MINORITY INTEREST	9,019	21,529	15,255	(32,886)	12,917

MINORITY INTEREST IN NET INCOME	—	—	3,898	—	3,898

NET INCOME	$9,019	$21,529	$11,357	$(32,886)	$9,019

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		March 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,462	$(9,082)	$73,141	$—	$126,521
Trust cash	—	13,298	—	—	13,298
Accounts receivable, net	—	273,054	27,093	—	300,147
Intercompany receivables	62,728	21,844	—	(84,572)	—
Portfolio receivables, current portion	—	—	70,047	—	70,047
Other current assets	32,433	50,774	5,524	—	88,731

Total current assets	157,623	349,888	175,805	(84,572)	598,744
Property and equipment, net	66,068	219,900	15,669	—	301,637
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	121,744	—	121,744
INVESTMENT IN SUBSIDIARIES	137,106	69,734	—	(206,840)	—
GOODWILL	—	1,331,117	—	—	1,331,117
INTANGIBLES, net	—	319,907	2	—	319,909
OTHER ASSETS	110,947	29,066	456	—	140,469

TOTAL ASSETS	$471,744	$2,319,612	$313,676	$(291,412)	$2,813,620

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,271	$34,066	$5,865	$—	$44,202
Intercompany payables	—	—	84,572	(84,572)	—
Accrued expenses	98,013	129,390	15,139	—	242,542
Current maturities of long - term debt	4,294	19,649	—	—	23,943
Current maturities of portfolio notes payable	—	—	87,981	—	87,981
Income tax payable	(16,369)	13,341	5,838	—	2,810

Total current liabilities	90,209	196,446	199,395	(84,572)	401,478
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	34,510	—	34,510
LONG - TERM OBLIGATIONS, less current maturities	1,520,836	1,925,615	—	—	3,446,451
DEFERRED INCOME TAXES	24,584	54,704	(189)	—	79,099
OTHER LONG - TERM LIABILITIES	51,659	7,552	122	—	59,333
MINORITY INTEREST	—	—	8,293	—	8,293
CLASS L COMMON STOCK	1,062,574	—	—	—	1,062,574
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,278,118)	135,295	71,545	(206,840)	(2,278,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$471,744	$2,319,612	$313,676	$(291,412)	$2,813,620

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,610	$(3,012)	$57,349	$—	$141,947
Trust cash	—	10,358	—	—	10,358
Accounts receivable, net	—	264,946	24,534	—	289,480
Intercompany receivables	80,338	11,382	—	(91,720)	—
Portfolio receivables, current portion	—	—	77,909	—	77,909
Deferred income taxes receivable	27,815	5,903	—	—	33,718
Other current assets	2,541	37,417	4,505	—	44,463

Total current assets	198,304	326,994	164,297	(91,720)	597,875
Property and equipment, net	66,221	215,695	16,729	—	298,645
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	132,233	—	132,233
INVESTMENT IN SUBSIDIARIES	72,697	59,683	—	(132,380)	—
GOODWILL	—	1,329,978	—	—	1,329,978
INTANGIBLES, net	—	336,349	58	—	336,407
OTHER ASSETS	122,935	27,938	479	—	151,352

TOTAL ASSETS	$460,157	$2,296,637	$313,796	$(224,100)	$2,846,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,645	$46,256	$8,078	$—	$60,979
Intercompany payables	—	—	91,720	(91,720)	—
Accrued expenses	72,340	158,036	14,668	—	245,044
Current maturities of long - term debt	4,294	19,649	—	—	23,943
Current maturities of portfolio notes payable	—	—	77,219	—	77,219
Income taxes payable	(4,334)	2,398	4,831	—	2,895

Total current liabilities	78,945	226,339	196,516	(91,720)	410,080
PORTFOLIO NOTES PAYABLE , less current maturities	—	—	43,092	—	43,092
LONG - TERM OBLIGATIONS, less current maturities	1,521,910	1,930,527	—	—	3,452,437
DEFERRED INCOME TAXES	31,121	59,745	(92)	—	90,774
OTHER LONG-TERM LIABILITIES	38,534	8,885	104	—	47,523
MINORITY INTEREST	—	—	12,937	—	12,937
CLASS L COMMON STOCK	1,029,782	—	—	—	1,029,782
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,240,135)	71,141	61,239	(132,380)	(2,240,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$460,157	$2,296,637	$313,796	$(224,100)	$2,846,490

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$7,807	$16,215	$24,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(64)	—	(64)
Purchase of portfolio receivables	—	—	(22,524)	(22,524)
Purchase of property and equipment	(1,601)	(27,912)	(938)	(30,451)
Collections applied to principal of portfolio receivables	—	—	16,635	16,635
Other	—	381	—	381

Net cash provided by (used in) investing activities	(1,601)	(27,595)	(6,827)	(36,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the senior secured term loan facility	(1,074)	(4,912)	—	(5,986)
Proceeds from issuance of portfolio notes payable	—	—	20,352	20,352
Payments of portfolio notes payable	—	—	(18,173)	(18,173)
Other	(418)	—	—	(418)

Net cash (used in) provided by financing activities	(1,492)	(4,912)	2,179	(4,225)

Intercompany	(22,055)	18,630	3,425	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	800	800

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,148)	(6,070)	15,792	(15,426)
CASH AND CASH EQUIVALENTS, Beginning of period	87,610	(3,012)	57,349	141,947

CASH AND CASH EQUIVALENTS, End of period	$62,462	$(9,082)	$73,141	$126,521

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$74,635	$7,293	$81,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(152,745)	—	(152,745)
Purchase of portfolio receivables	—	—	(36,857)	(36,857)
Purchase of property and equipment	(1,899)	(17,238)	(2,128)	(21,265)
Collections applied to principal of portfolio receivables	—	—	20,050	20,050
Other	—	876	—	876

Net cash provided by (used in) investing activities	(1,899)	(169,107)	(18,935)	(189,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	144,000	21,000	—	165,000
Principal payments on the senior secured term loan facility	(1,076)	(4,587)	—	(5,663)
Debt issuance costs	(1,350)	—	—	(1,350)
Proceeds from issuance of portfolio notes payable	—	—	31,520	31,520
Payments of portfolio notes payable	—	—	(16,109)	(16,109)
Other	(4,772)	(9)	—	(4,781)

Net cash (used in) provided by financing activities	136,802	16,404	15,411	168,617

Intercompany	(84,861)	82,918	1,943	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	21	21

NET CHANGE IN CASH AND CASH EQUIVALENTS	50,042	4,850	5,733	60,625
CASH AND CASH EQUIVALENTS, Beginning of period	202,610	(13,358)	25,680	214,932

CASH AND CASH EQUIVALENTS, End of period	$252,652	$(8,508)	$31,413	$275,557

13.	SUBSEQUENT EVENT

On April 1, 2008 West Corporation completed the acquisition of HBF Communications Inc., an Austin, Texas based company that provides 9-1-1 network support and solutions to communications service providers and public safety organizations. The acquisition was funded with approximately $19 million in cash.

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

Overview for the Three Months Ended March 31, 2008

The following overview highlights the areas we believe are important in understanding our results of operations for the three months ended March 31, 2008. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•

On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On February 1, 2008 InterCall filed an appeal of the USAC decision. (In the matter of InterCall, Inc Appeal of Decision of the USAC and Request for Waiver, CC Docket No. 96-45.) On February 5, 2008 InterCall filed a petition to stay the USAC decision. (In the matter of InterCall Inc.’s Petition for Stay of the Decision of the Universal Service Administrative Company, WCB Docket No. 96-45). On March 17, 2008 the Wireline Competition Bureau staff informed the Company and USAC by phone that InterCall need not file the appropriate forms with USAC until written instructions are received from the FCC. On March 19, 2008, the Company was provided a copy of a letter from the FCC to USAC, requesting USAC to hold in abeyance for 90 days its decision against InterCall, pending further FCC action. If such filings are required by the FCC, the Company intends to comply with the filing requirements while continuing to pursue its appeal.

•

On February 19, 2008 we announced we will be seeking to acquire Genesys S.A. (Euronext Eurolist: FR0004270270) (“Genesys”), a leading global multimedia collaboration service provider and combine its business with the business of one of our subsidiaries, InterCall, Inc. We made a cash offer of €2.50 per ordinary share and for the American Depositary Shares (ADSs) at the U.S. dollar (“USD”) equivalent. For that purpose, West International Holdings Limited, an indirect wholly-owned subsidiary of West, filed with the French Autorité des Marchés Financiers (the “AMF”) a Tender Offer Prospectus (Projet de Note d’information). Genesys’ board of directors has unanimously expressed support for this project and authorized the execution of a tender offer agreement between the two companies and recommended the offer to its shareholders. The total transaction value, excluding transaction expenses, is approximately €182.9 million (approximately U.S. $288.8 million on March 31, 2008) and is expected to be funded with a combination of our cash on hand (Euro and USD) and our bank credit facilities. We have secured a commitment under our existing credit facility for an incremental term loan which will provide $125.0 million, net of fees, which will be used in connection with the financing of the transactions contemplated by the tender offer agreement. The loan would be subject to the same covenants and would mature on the same date as the Company’s other term loans outstanding under such facility. We expect to close the transaction during the second quarter.

•

Receivable Management recorded a $24.2 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables as a result of reduced liquidation rates on existing portfolios associated with weaker economic conditions.

•

Consolidated revenues increased 3.4% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was derived from organic growth and the acquisitions of WNG, TeleVox and Omnium.

•

Operating income decreased 28.5% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was attributable primarily to the $24.2 million impairment charge described above.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenue: For the three months ended March 31, 2008, revenue increased approximately $17.1 million, or 3.4%, to $525.8 million from $508.6 million for the same period in 2007. The increase in revenue for the three months ended March 31, 2008, reflected $27.2 million increase from the acquisitions of WNG, TeleVox and Omnium. These acquisitions closed on February 1, 2007, March 1, 2007 and May 1, 2007, respectively. Organic growth from Conferencing Services of $19.5 million also contributed to the increase. Receivable Management recorded a $24.2 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables partially offsetting the increase in revenue.

For the three months ended March 31, 2008 and 2007, our top 100 customers represented 60% and 62% of total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, in the three months ended March 31, 2008 and 2007 were approximately 14% and 15%, respectively.

Revenue by business segment:

	For the three months ended March 31,
	2008	% of Total Revenue	2007	% of Total Revenue	Change	% Change
Revenue in thousands:
Communication Services	$280,333	53.3%	$272,667	53.6%	$7,666	2.8%
Conferencing Services	195,644	37.2%	176,166	34.6%	19,478	11.1%
Receivables Management	51,116	9.7%	61,123	12.0%	(10,007)	-16.4%
Intersegment eliminations	(1,338)	*	(1,323)	*	(15)	*

Total	$525,755	100.0%	$508,633	100.0%	$17,122	3.4%

*	Calculation not meaningful

Communication Services revenue for the three months ended March 31, 2008 increased approximately $7.7 million, or 2.8%, to $280.3 million from $272.7 million for the three months ended March 31, 2007. The increase in revenue is primarily due to the acquisitions of WNG and TeleVox, which collectively accounted for $7.6 million of this increase.

Conferencing Services revenue for the three months ended March 31, 2008 increased approximately $19.5 million, or 11.1%, to $195.6 million from $176.2 million for the three months ended March 31, 2007. The increase in revenue for the three months ended March 31, 2008 represented entirely organic growth.

Receivables Management revenue for the three months ended March 31, 2008 decreased approximately $10.0 million, or 16.4%, to $51.1 million from $61.1 million for the three months ended March 31, 2007. The decrease in revenue is primarily due to the $24.2 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables. This impairment was due to reduced liquidation rates on existing portfolios associated with weaker economic conditions for consumers which resulted in a weaker than expected collection environment. The valuation allowance was calculated in accordance with SOP 03-3 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. Partially offsetting the decrease in revenue was an increase in revenue from the acquisition of Omnium of $19.6 million. Sales of portfolio receivables during the three months ended March 31, 2008 resulted in a loss of $0.7 million compared to a $3.4 million gain in the comparable period in 2007.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $31.6 million, or 14.4%, in the three months ended March 31, 2008, including $10.0 million from acquired entities, to $250.6 million, from $219.0 million for the three months ended March 31, 2007. As a percentage of revenue, cost of services increased to 47.7% for the first quarter of 2008 compared to 43.1% for the comparable period in 2007.

Cost of Services by business segment:

	For the three months ended March 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
Cost of services in thousands:
Communication Services	$141,400	50.4%	$125,384	46.0%	$16,016	12.8%
Conferencing Services	73,710	37.7%	63,957	36.3%	9,753	15.2%
Receivables Management	36,117	70.7%	30,663	50.2%	5,454	17.8%
Intersegment eliminations	(667)	*	(1,019)	*	352	*

Total	$250,560	47.7%	$218,985	43.1%	$31,575	14.4%

*	Calculation not meaningful

Communication Services cost of services increased $16.0 million, or 12.8%, in the three months ended March 31, 2008 to $141.4 million from $125.4 million for the comparable period in 2007. The increase in cost of services for the three months ended March 31, 2008, included $2.2 million from the acquisitions of WNG and TeleVox. As a percentage of this segment’s revenue, Communication Services cost of services increased to 50.4% for the first quarter of 2008 from 46.0%, for the comparable period in 2007. Lower consumer call volumes resulting from an economic slowdown are causing lower labor efficiencies. This factor and rising labor costs have increased our cost of sales percentage.

Conferencing Services cost of services for the three months ended March 31, 2008 increased approximately $9.7 million, to $73.7 million from $64.0 million for the comparable period in 2007. As a percentage of this segment’s revenue, Conferencing Services cost of services increased to 37.7% for the first quarter of 2008 from 36.3% for the comparable period in 2007. During the first quarter 2008, video equipment sales were $4.1 million compared to $1.5 million in the same period last year. This increase in video equipment sales lowered overall gross margins as the video equipment sales generally have margins less than 15% versus regular conferencing services margins.

Receivables Management cost of services for the three months ended March 31, 2008 increased approximately $5.4 million, to $36.1 million from $30.7 million for the comparable period in 2007. The increase in cost of services for the three months ended March 31, 2008, included $7.3 million from the acquisition of Omnium. As a percentage of this segment’s revenue, Receivables Management cost of services increased to 70.7% for the first quarter of 2008 from 50.2%, for the comparable period in 2007. The increase in cost of services as a percentage of revenue was driven primarily by the $24.2 million portfolio receivable impairment charge.

Selling, general and administrative expenses (“SG&A”): SG&A expenses increased by approximately $13.0 million, or 6.8%, to $206.1 million for the three months ended March 31, 2008 from $193.1 million for the comparable period in 2007. SG&A expense from acquired companies was $16.6 million. As a percentage of revenue, SG&A expenses increased to 39.2% for the three months ended March 31, 2008 from 38.0% for the comparable period in 2007. The increase in SG&A as a percentage of revenue was driven primarily by the $24.2 million portfolio receivable impairment charge.

Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
Selling, general and administrative expenses in thousands:
Communication Services	$108,382	38.7%	$110,986	40.7%	$(2,604)	-2.3%
Conferencing Services	70,701	36.1%	65,511	37.2%	5,190	7.9%
Receivables Management	27,716	54.2%	16,871	27.6%	10,845	64.3%
Intersegment eliminations	(671)	*	(305)	*	(366)	*

Total	$206,128	39.2%	$193,063	38.0%	$13,065	6.8%

*	Calculation not meaningful

Communication Services SG&A expenses decreased approximately $2.6 million, or 2.3%, to $108.4 million for the three months ended March 31, 2008 from $111.0 million for the comparable period in 2007. The decrease in SG&A for the three months ended March 31, 2008 was offset by an increase in expense of $4.4 million from the acquisitions of WNG and TeleVox. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 38.7% for the three months ended March 31, 2008 from 40.7% for the comparable period in 2007.

Conferencing Services SG&A for the three months ended March 31, 2008 increased approximately $5.2 million, or 7.9%, to $70.7 million from $65.5 million for the comparable period in 2007. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses decreased to 36.1% for the three months ended March 31, 2008 from 37.2% for the comparable period of 2007.

Receivables Management SG&A for the three months ended March 31, 2008 increased approximately $10.8 million, to $27.7 million from $16.9 million for the comparable period in 2007. The increase in SG&A for the three months ended March 31, 2008, reflected $12.2 million from the acquisition of Omnium. As a percentage of this segment’s revenue, Receivables Management SG&A increased to 54.2% for the three months ended March 31, 2008 from 27.6%, for the comparable period in 2007. The increase in SG&A as a percentage of this segment’s revenue was driven primarily by the $24.2 million portfolio receivable impairment charge.

Operating income: Operating income decreased by approximately $27.5 million, or 28.5%, to $69.1 million for the three months ended March 31, 2008 from $96.6 million for the comparable period in 2007. As a percentage of revenue, operating income decreased to 13.1% for the three months ended March 31, 2008 from 19.0% for the comparable period in 2007. The decrease in operating income was driven primarily by a $24.2 million impairment charge recorded to establish a valuation allowance against the carrying value of portfolio receivables in Receivables Management and lower consumer call volumes resulting in lower labor efficiencies in Communication Services.

Operating income by business segment:

	For the three months ended March 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
Operating income in thousands:
Communication Services	$30,552	10.9%	$36,298	13.3%	$(5,746)	-15.8%
Conferencing Services	51,232	26.2%	46,698	26.5%	4,534	9.7%
Receivables Management	(12,717)	-24.9%	13,589	22.2%	(26,306)	-193.6%

Total	$69,067	13.1%	$96,585	19.0%	$(27,518)	-28.5%

Communication Services operating income decreased approximately $5.7 million, or 15.8%, to $30.6 million for the three months ended March 31, 2008 from $36.3 million for the comparable period in 2007. The decrease in operating income for the three months ended March 31, 2008 was offset by increased operating income of $1.0 million from the acquisitions of WNG and TeleVox. As a percentage of this segment’s revenue, Communication Services operating income decreased to 10.9% for the three months ended March 31, 2008 from 13.3% for the comparable period in 2007 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Conferencing services operating income for the three months ended March 31, 2008 increased approximately $4.5 million, to $51.2 million from $46.7 million for the comparable period in 2007. As a percentage of this segment’s revenue, Conferencing Services operating income decreased to 26.2% for the three months ended March 31, 2008 from 26.5% for the comparable period in 2007.

Receivables Management operating income (loss) for the three months ended March 31, 2008 decreased approximately $26.3 million, to ($12.7) million from $13.6 million for the comparable period in 2007 primarily due to a $24.2 million portfolio impairment charge. As a percentage of this segment’s revenue, Receivables Management operating income decreased to (24.9%) for the three months ended March 31, 2008 from 22.2%, for the comparable period in 2007.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the three months ended March 31, 2008 was ($73.7) million compared to ($76.3) million for the first quarter of 2007. The change in other expense for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to interest expense on increased outstanding debt offset by lower interest rates in 2008 than we experienced during the comparable period in 2007.

Minority interest: We had minority interest income of $2.7 million in the first quarter of 2008 compared to minority interest expense of $3.9 million in the first quarter of 2007. The portfolio receivable impairment caused a $5.6 million reduction in minority interest expense.

Net income (loss): Net income (loss) decreased $10.2 million, or 113.3%, for the three months ended March 31, 2008, to ($1.2) million from $9.0 million for the comparable period in 2007. Net income (loss) includes a provision for income tax expense (benefit) at an effective rate of approximately 15.9% for the three months ended March 31, 2008 and approximately 36.5% for the comparable period in 2007. The lower effective tax rate for the first quarter of 2008 is primarily due to an increased minority interest income as a percent of net loss before income taxes.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, purchases of portfolio receivables, minority interest distributions, interest payments, tax payments and the repayment of principal on debt.

On March 31, 2008 the outstanding balance on the indebtedness incurred in connection with the recapitalization and the amendments to the senior secured term loan facility in February and May 2007 to finance the WNG, TeleVox and Omnium acquisitions was $2.37 billion. The senior secured term facility is subject to scheduled annual amortization of 1% with quarterly payments and with variable interest at 2.375% over the selected LIBOR. Our senior secured revolving credit facility providing financing of up to $250.0 million had a $0 balance outstanding on March 31, 2008. On March 31, 2008 our $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016 were outstanding. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2007.

The following table summarizes our cash flows by category for the periods presented in thousands:

	For the Three Months Ended March 31,
	2008	2007	Change	% Change
Net cash provided by operating activities	$24,022	$81,928	$(57,906)	-70.7%
Net cash used in investing activities	$(36,023)	$(189,941)	$153,918	-81.0%
Net cash flows from (used) in financing activities	$(4,225)	$168,617	$(172,842)	-102.5%

Net cash flow from operating activities decreased $57.9 million, or 70.7%, to $24.0 million for the three months ended March 31, 2008, compared to net cash flows from operating activities of $81.9 million for the comparable period in 2007. The decrease in net cash flows from operating activities is primarily due to increases in accounts receivable, other assets and a reduction in accounts payable. Due to a change in the timing of interest expense payments, the increase in accrued interest payable at March 31, 2008 over the December 31, 2007 accrual is $18.0 million less than the same period in 2007.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 51 days at March 31, 2008 compared to 52 days for the comparable period in 2007.

Net cash used in investing activities decreased $153.9 million to $36.0 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $189.9 million for the three months ended March 31, 2007. The decrease in cash used in investing activities was primarily due to $152.7 million of acquisition costs, net of acquired cash, incurred for the acquisitions of CenterPost and TeleVox in 2007. We did not make any acquisitions during the comparable period in 2008. We invested $30.5 million in capital expenditures during the three months ended March 31, 2008 compared to $21.3 million for the three months ended March 31, 2007. The capital expenditures in 2008 were mainly related to telephone equipment, computer hardware and software. Investing activities during the three months ended March 31, 2008 included the purchase of receivable portfolios for $22.5 million and the cash proceeds applied to amortization of receivable portfolios of $16.6 million. This compares to $36.9 million for the purchase of receivable portfolios and $20.1 million of cash proceeds applied to amortization of receivable portfolios during the three months ended March 31, 2007.

Cash flows used in financing activities increased $172.8 million, to $4.2 million for the three months ended March 31, 2008, compared to net cash flows from financing activities of $168.6 million for the comparable period in 2007. This charge was primarily due to proceeds from the expansion of our senior secured term loan facility of $165.0 million during the three months ended March 31, 2007. During the three months ended March 31, 2008, net cash flow used in financing activities was primarily for payments on portfolio notes payable of $18.2 million, compared to $16.1 million during the same period in 2007. Proceeds from issuance of portfolio notes payable were $20.4 million for the three months ended March 31, 2008 compared to $31.5 million for the same period in 2007.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2.4 billion senior secured term loan facility and $250 million senior secured revolving credit facility bear interest at a variable rate. The senior secured term loan facility requires annual principal payments of approximately $23.9 million, paid quarterly, with a balloon payment at the maturity date of October 24, 2013, of approximately $2.239 billion. The senior secured term loan facility pricing is based on the Company’s corporate debt rating and the grid ranges from 2.75% to 2.125% for LIBOR rate loans, currently priced at LIBOR plus 2.375%, and from 1.75% to 1.125% for base rate loans, currently priced at base rate plus 1.375%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 2.50% to 1.75% for LIBOR rate loans, priced at LIBOR plus 2.25% as of March 31, 2008 and from 1.50% to 0.75% for base rate loans, priced at base rate plus 1.25% as of March 31, 2008. The Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility during the three months ended March 31, 2008 and 2007 were 6.93% and 8.19%, respectively.

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into a two year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. At March 31, 2008 we had $820.0 million of the outstanding $2.37 billion senior secured term loan facility hedged at rates from 4.81% to 5.01%.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $260.6 million, including the aggregate amount of $29.6 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Incremental Term Loan

On February 19, 2008, we entered into a commitment with a lender to provide a net of $125.0 million of Incremental Term Loan B financing to be used to fund the acquisition of Genesys expiring December 31, 2008. The current total facility is $134.0 million less fees. The fees include an underwriting fee of 2.0%, a ticking fee of 4.0% which began on March 14, 2008 and an original issue discount (“OID”) of 3.0%. The pricing of this debt will be Base Rate (as defined in the senior secured term loan facility) or Eurocurrency (with a floor of 3.5%) plus margin of 4.0% for Base Rate loans and 5.0% for Libor loans. The estimated effective interest rate for this facility is approximately 9.6%.

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

Senior Subordinated Notes

The senior subordinated notes consist of $450.0 million aggregate principal amount of 11.0% senior subordinated notes due 2016. Interest is payable semiannually.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility - The Company is

required to comply, on a quarterly basis, with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to consolidated adjusted earnings before interest expense, share based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries, or (“Adjusted EBITDA”) may not exceed 7.75 to 1.0, and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at March 31, 2008. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business.

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

Senior Notes - The senior notes contain covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

Senior Subordinated Notes - The senior subordinated indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

At March 31, 2008 our credit ratings and outlook were as follows:

March 31, 2008
	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2 /Stable	B1	B1	Caa1	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B-	B-

(1)	On February 19, 2008 Moody’s stated it did not expect the tender offer announcement to acquire Genesys to affect the B2 Corporate rating.
(2)	On February 20, 2008, S&P confirmed that the current ratings would not be affected by the tender offer announcement to acquire Genesys.

Portfolio Notes Payable Facilities.

We maintain through majority-owned subsidiaries revolving financing facilities. The lender is a minority interest holder in the majority-owned subsidiaries. Pursuant to these agreements, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from the lender and the majority-owned subsidiaries will fund the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the majority-owned subsidiaries, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. These notes are generally paid in full within two years from the date of origination. At March 31, 2008, we had $122.5 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $120.3 million outstanding at December 31, 2007.

Subsequent to March 31, 2008, the lender for these portfolio notes payable expressed a desire to modify the terms of the facilities, effective immediately, in a way which would be less favorable to West Corporation. These changes, if implemented, are not expected to have a material impact on the consolidated results of West Corporation. The Company is currently evaluating its financing sources to support its portfolio receivable purchases but expects to fund its existing forward flow purchase commitments with the existing facilities through the end of 2008.

Multicurrency Revolving Credit Facility

Subsequent to March 31, 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a commitment for a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, related fees and expenses for general corporate purposes of the foreign subsidiary. The credit facility is expected to be finalized prior to the closing of the acquisition of Genesys. The credit facility matures in three years with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro). The initial margin is expected to be set at 2.75%. The estimated effective interest rate for this facility is approximately 8.2%. The credit facility also includes a commitment fee of 0.5% on the unused balance and includes certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

On February 19, 2008, we secured a commitment under our existing credit facility for an incremental term loan of up to $125.0 million, net of fees, which may be used in connection with the financing of the Genesys acquisition. The loan would be subject to the same covenants and would mature on the same date as the Company’s other terms loans outstanding under such facility. The increase in interest expense from the incremental term loan will be approximately $8.0 million in 2008.

In connection with our cash tender offer for the acquisition of Genesys in February 2008, we entered a foreign currency forward exchange contract (cash flow hedge) to manage the currency exposure associated with our tender offer for Genesys which is denominated in the Euro. Under the contract we will buy €100.0 million in exchange for $150.885 million.

Subsequent to March 31, 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a commitment for a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, related fees and expenses for general corporate purposes of the foreign subsidiary. The credit facility is expected to be finalized prior to the closing of the acquisition of Genesys. The credit facility matures in three years with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro). The initial margin is expected to be set at 2.75%. The estimated effective interest rate for this facility is approximately 8.2%. The credit facility also includes a commitment fee of 0.5% on the unused balance.

These were the only material changes to our contractual obligations since December 31, 2007.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $30.5 million for the three months ended March 31, 2008, compared to $21.3 million for the three months ended March 31, 2007. We currently estimate our capital expenditures for the remainder of 2008 to be approximately $69.5 million to $84.5 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $260.6 million, including the aggregate amount of $29.6 million of principal payments previously made in respect of the term loan facility, incur capital lease indebtedness financing the acquisition, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We, or any of our affiliates, may be required to guarantee any existing or additional credit facilities.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These standby letters of credit will expire at various dates through June 2010 and are renewed as required. The outstanding commitment on these standby letters of credit at March 31, 2008 was $11.5 million. At March 31, 2008 the standby letters of credit are the only off-balance sheet arrangements we participate in.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

At March 31, 2008, we had $2.37 billion outstanding under our senior secured term loan facility, $0 outstanding under our senior secured revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11.0% senior subordinated notes and $122.5 million outstanding under the portfolio notes payable facility.

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

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $700.0 million and $600.0 million, respectively, for the three years ending October 23, 2007, 2008 and 2009 at rates from 5.0% to 5.01%. In August 2007, we entered into a two year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. At March 31, 2008 we had $820.0 million of the outstanding $2.37 billion senior secured term loan facility hedged at rates from 4.81% to 5.01%. Based on our unhedged obligation under the senior secured term loan facility at March 31, 2008, a 50 basis point change in interest rates would increase or decrease our quarterly interest expense by approximately $2.0 million.

Portfolio Notes Payable Facilities.

We maintain through majority-owned subsidiaries revolving financing facilities. The lender is a minority interest holder in the majority-owned subsidiaries. Pursuant to these agreements, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from the lender and the majority-owned subsidiaries will fund the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the majority-owned subsidiaries, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. These notes are generally paid in full within two years from the date of origination. At March 31, 2008, we had $122.5 million of non-recourse portfolio notes payable outstanding under these facilities. Based on our obligations under these facilities, a 50 basis point change in interest rates would increase or decrease our quarterly interest expense by approximately $0.2 million.

Foreign Currency Risk

On March 31, 2008, the Communication Services segment had no material revenue or assets outside the United States. The facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars.

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

At March 31, 2008, our Receivables Management segment operated facilities in the United States only.

For the three months ended March 31, 2008 and 2007, revenues and assets from non-U.S. countries were less than 10% of consolidated revenues and assets. We do not believe that changes in future exchange rates would have a material effect on our financial position, results of operations, or cash flows.

In connection with our cash tender offer for the acquisition of Genesys in February 2008, we entered a foreign currency forward exchange contract (cash flow hedge) to manage the currency exposure associated with our tender offer for Genesys which is denominated in the Euro. Under the contract we will buy €100.0 million in exchange for $150.885 million. At March 31, 2008 this contract was recorded at fair value based on the spot rate of €1.5775 to $1.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

West Corporation and WTC have engaged in extensive mediation and negotiations with plaintiffs’ counsel and, as a result, believe that a final settlement may be reached that will resolve the Sanford and Ritt class actions discussed above. The settlement may involve modification of the class definitions in these actions, and would require the approval of the Court of Common Pleas in Cuyahoga County, Ohio, and the San Diego County, California Superior Court. As a result of the settlement negotiations, which transpired in the fourth quarter of 2007, West recorded a $20.0 million accrued liability and a $5.0 million asset for expected insurance proceeds at December 31, 2007 and there were no significant changes in the first quarter of 2008.

Federal Communications Commission Inquiry. On June 22, 2007 West received a letter from the Investigations and Hearing Division of the Federal Communications Commission (“FCC”) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. West believes that West operates as a provider of unregulated information services. Consequently, West does not believe that it is subject to the FCC or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S and responded to the FCC’s inquiry accordingly. West believes that it exercises reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if West fails to comply with any applicable government regulations, or if West is required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, West could be temporarily prohibited from providing portions of its services, be required to restructure portions of its services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance. On October 2, 2007 the FCC entered an order in Qwest Communications Corp. v. Farmers and Merchants Mutual Telephone Co. determining that conference calling companies are both customers and end users. West believes this order supports West’s position and a supplemental response to the FCC’s June 22, 2007 inquiry was provided to the FCC. On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On March 17, 2008 the Wireline Competition Bureau staff informed West and USAC by phone that InterCall need not file the appropriate forms with USAC until written instructions are received from the FCC. On March 19, 2008, West was provided a copy of a letter from the FCC to USAC, requesting USAC to hold in abeyance for 90 days its decision against InterCall, pending further FCC action. If the FCC ultimately determines that InterCall is required to report its revenues to USAC, West intends to comply with the filing requirements while continuing to pursue its appeal.

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

You should carefully consider the risks described below and those disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. If any of the risks occur, our business, financial condition, liquidity and results of operations could be seriously harmed.

•

The financial results of our Receivables Management segment depend on our ability to purchase and finance charged-off receivable portfolios on acceptable terms and in sufficient amounts. If we are unable to do so, our business, results of operations and financial condition could be adversely affected.

•

Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. In addition, changes in expected collection rates on portfolios held by us may cause us to record allowances for impairment against carrying values of these portfolios.

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

Item 5.	Other Information

On April 1, 2008 West Corporation completed the acquisition of HBF Communications Inc., an Austin, Texas based company that provides 9-1-1 network support and solutions to communications service providers and public safety organizations. The acquisition was funded with approximately $19 million in cash.

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

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Executive Vice President - Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President - Chief Accounting Officer

Date: May 9, 2008

Exhibit Index

Exhibit Number
31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002