Form 10-Q
period 2008-06-30
WEST CORP
filed 2008-08-14
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At July 25, 2008, 87,354,896.7 shares of the registrant’s Class A common stock and 9,898,445.5875 shares of the registrant’s Class L common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

August 12, 2008

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE	$551,433	$520,186	$1,077,188	$1,028,819
COST OF SERVICES	251,143	224,306	501,703	443,291
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	219,090	206,305	425,218	399,368

OPERATING INCOME	81,200	89,575	150,267	186,160
OTHER INCOME (EXPENSE):
Interest income	551	3,570	1,791	6,832
Interest expense	(70,204)	(83,465)	(144,363)	(163,655)
Other	(68)	608	(874)	1,276

Other expense	(69,721)	(79,287)	(143,446)	(155,547)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	11,479	10,288	6,821	30,613
INCOME TAX EXPENSE	4,737	3,519	3,998	10,927

INCOME BEFORE MINORITY INTEREST	6,742	6,769	2,823	19,686
MINORITY INTEREST IN NET INCOME (LOSS)	(987)	4,257	(3,702)	8,155

NET INCOME	$7,729	$2,512	$6,525	$11,531

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,942	$141,947
Trust cash	12,058	10,358
Accounts receivable, net of allowance of $8,306 and $6,471	350,774	289,480
Portfolio receivables, current portion	51,620	77,909
Deferred income taxes receivable	20,548	33,718
Other current assets	69,219	44,463

Total current assets	559,161	597,875
PROPERTY AND EQUIPMENT:
Property and equipment	901,601	827,458
Accumulated depreciation and amortization	(576,670)	(528,813)

Total property and equipment, net	324,931	298,645
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	119,391	132,233
GOODWILL	1,563,811	1,329,978
INTANGIBLE ASSETS, net of accumulated amortization of $189,420 and $156,553	438,747	336,407
OTHER ASSETS	162,069	151,352

TOTAL ASSETS	$3,168,110	$2, 846,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$56,869	$60,979
Accrued expenses	339,676	245,044
Current maturities of long-term debt	25,283	23,943
Current maturities of portfolio notes payable	84,920	77,219
Income tax payable	6,289	2,895

Total current liabilities	513,037	410,080
PORTFOLIO NOTES PAYABLE, less current maturities	25,264	43,092
LONG-TERM OBLIGATIONS, less current maturities	3,674,317	3,452,437
DEFERRED INCOME TAXES	102,292	90,774
OTHER LONG-TERM LIABILITIES	43,695	47,523

Total liabilities	4,358,605	4,043,906
COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	6,694	12,937
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED,
9,898 SHARES ISSUED AND OUTSTANDING	1,093,500	1,029,782
STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 87,355 and 87,223 shares issued and outstanding	87	87
Additional paid-in capital	—	—
Retained deficit	(2,286,038)	(2,231,302)
Accumulated other comprehensive loss	(4,685)	(8,920)
Treasury stock at cost (8 and 0 shares)	(53)	—

Total stockholders’ deficit	(2,290,689)	(2,240,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,168,110	$2,846,490

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,525	$11,531
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	50,116	50,856
Amortization	34,672	31,738
Allowance for impairment of purchased accounts receivable	44,076	—
Deferred income tax expense (benefit)	(3,696)	2,682
Minority interest in earnings, net of distributions of $3,943 and $7,870	(7,645)	285
Provision for share based compensation	669	629
Debt issuance cost amortization	7,561	7,408
Other	(29)	(431)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(18,760)	(4,646)
Other assets	(3,580)	(13,537)
Accounts payable	(14,269)	6,217
Accrued expenses, other liabilities and income tax payable	(24,985)	34,451

Net cash flows from operating activities	70,655	127,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received of $7,647 and $21,410	(298,840)	(285,813)
Purchases of property and equipment	(56,448)	(46,981)
Purchases of portfolio receivables, net of collections applied of $30,109 and $38,817	(4,945)	(27,328)
Other	382	879

Net cash flows from investing activities	(359,851)	(359,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	209,000	300,000
Net change in revolving bank credit facility	25,000	—
Repayments of portfolio notes payable, net of proceed from issuance of notes payable of $28,971 and $56,791	(10,127)	17,811
Principal repayments on the senior secured term loan facility	(12,307)	(11,649)
Payments of capital lease obligations	(553)	(466)
Debt issuance costs	(9,817)	(2,279)
Other	(34)	(4,772)

Net cash flows from financing activities	201,162	298,645

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,029	(231)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(87,005)	66,354
CASH AND CASH EQUIVALENTS, Beginning of period	141,947	214,932

CASH AND CASH EQUIVALENTS, End of period	$54,942	$281,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$133,688	$122,965

Cash paid (received) during the period for income taxes, net of cash refunds received of $1,369 and $5,966	$7,256	$(4,413)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Issuance of common stock in a business acquisition	$—	$11,616

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

Our Communication Services segment provides our clients with a broad portfolio of voice-related services through the following offerings: dedicated agent, shared agent, business services, automated services, emergency communications infrastructure systems and services and notification services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers in the United States, Canada, Jamaica and the Philippines. We also support the United States 9- 1-1 network and deliver solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.

Our Conferencing Services segment provides our clients with an integrated global suite of audio, web and video conferencing options. This segment offers four primary services: reservationless, operator-assisted, web and video conferencing. Our Conferencing Services segment operates out of facilities in the United States plus approximately 22 foreign jurisdictions in North America, Europe and Asia.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2008 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

In compliance with the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”), we account for our investments in receivable portfolios using either the level-yield method or the cost recovery method. During 2008, we began using the cost recovery method for healthcare receivable portfolios. For all other receivable portfolios, we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. The level-yield method applies an effective interest rate or internal rate of return (“IRR”) to the cost basis of portfolio pools. SOP 03-3 requires that a valuation allowance be taken for decreases in expected cash flows or changes in the timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The valuation allowance reduces the portfolio receivable and the corresponding reduction is to revenue in the consolidated statements of operations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At June 30, 2008, the 12% priority return preference has been accreted and included in the Class L share balance.

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

Cash and Cash Equivalents – We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust Cash – Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients.

Foreign Currency and Translation of Foreign Subsidiaries – The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders equity and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Recent Accounting Pronouncements – In December 2007, the FASB issued Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is an amendment of FASB Statement No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our results of operations or financial position.

2.	MERGERS AND ACQUISITIONS

Genesys

On May 22, 2008 we completed the acquisition of Genesys SA (“Genesys”), a global multimedia collaboration service provider, by West International Holdings Limited (“WIH”), the Company’s wholly-owned subsidiary. At June 30, 2008 WIH’s ownership in Genesys was approximately 96.6%. On July 1, 2008, the remaining minority issued and outstanding shares were acquired resulting in WIH owning 100% of the outstanding shares of Genesys. Total acquisition costs, including transaction expenses, are expected to be approximately $344.8 million. We funded the acquisition with proceeds from an incremental term loan under our existing credit facility for $134.0 million ($126.2 million, net of fees), a $75.0 million multicurrency revolving credit facility ($73.2 million, net of fees) entered into by InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, a draw of $45.0 million under our existing revolving credit facility and cash on hand.

The results of Genesys’ operations have been included in our consolidated financial statements in the Conferencing Services segment since May 22, 2008.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at May 22, 2008. The finite lived intangible assets are comprised of trade names, customer relationships and technology. We are in the process of completing the valuation of certain intangible assets and purchase price allocation, therefore, the purchase price allocation is subject to refinement.

(Amounts in thousands) May 22, 2008
Cash	$7,451
Other current assets	52,605
Property and equipment	26,661
Other assets	1,890
Intangible assets	131,878
Goodwill	210,369

Total assets acquired	430,854

Current liabilities	55,678
Other liabilities	559
Non-current deferred taxes	27,612
Minority interest	2,213

Total liabilities assumed	86,062

Net assets acquired	$344,792

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

HBF

On April 1, 2008 West Corporation completed the acquisition of all the outstanding shares of HBF Communications Inc. (“HBF”), an Austin, Texas based company that provides 9-1-1 network support and solutions to communications service providers and public safety organizations. The purchase price including transactions costs, net of cash received of $0.2 million, was approximately $19.0 million and was funded by cash on hand. We are in the process of completing the valuation of certain intangible assets and purchase price allocation, therefore, the purchase price allocation is subject to refinement. Finite lived intangible assets of customer relationships, technology and a non-competition agreement totaling $4.8 million have been assigned in the preliminary purchase price allocation as well as $17.9 million in related goodwill.

The results of HBFs’ operations have been included in our consolidated financial statements in the Communication Services segment since April 1, 2008.

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

(Amounts in thousands) May 1, 2007
Cash	$15,230
Other current assets	23,257
Property and equipment	10,262
Intangible assets	67,940
Goodwill	95,231

Total assets acquired	211,920

Current liabilities	31,855
Capital lease obligations	933
Non-current deferred taxes	25,847

Total liabilities assumed	58,635

Net assets acquired	$153,285

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Genesys included its multimedia conferencing technologies, system synergies in the Conferencing Services segment, the expansion of our global presence and margin expansion opportunities due to additional scale and cost savings opportunities.

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of HBF included expansion of our public safety presence within the wireless and Voice over the Internet (VoIP) market and margin expansion opportunities due to additional scale and cost savings opportunities.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Omnium included its position in a large and growing market and margin expansion opportunities due to additional scale.

Pro forma

Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2008 and 2007 would have been, in thousands, as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue	$586,211	$578,251	$1,172,461	$1,160,961
Net Income	$8,171	$(1,528)	$6,866	$(329)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the six months ended June 30, 2008, in thousands:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at December 31, 2007	$555,916	$544,119	$229,943	$1,329,978
Acquisitions	17,870	210,369	—	228,239
Purchase accounting adjustments	945	—	1,159	2,104
Foreign currency translation adjustment	—	3,490	—	3,490

Balance at June 30, 2008	$574,731	$757,978	$231,102	$1,563,811

During the three months ended June 30, 2008 we completed the purchase price allocation for the Omnium acquisition. The results of the valuation of certain intangible assets required a reduction of $1.6 million to be allocated to finite lived intangible assets and a corresponding increase to goodwill and a decrease in deferred taxes from what was previously estimated. Also, as a result of completing the valuation, the estimated useful economic lives of the finite lived intangible assets were increased. The estimated increase (reduction) in amortization expense for the Omnium intangible assets in 2008 through 2012 is approximately ($5.7) million, ($8.5) million, ($2.2) million, $0.8 million and $1.4 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of June 30, 2008			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$472,780	$(154,779)	$318,001	8.3
Technology	53,698	(16,296)	37,402	9.1
Trade names	54,285	—	54,285	Indefinite
Patents	15,108	(7,205)	7,903	17.0
Trade names (finite lived)	22,150	(3,886)	18,264	5.5
Other intangible assets	10,146	(7,254)	2,892	5.7

Total	$628,167	$(189,420)	$438,747

	As of December 31, 2007			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$354,668	$(127,622)	$227,046	9.0
Technology	49,869	(12,465)	37,404	6.7
Trade names	54,285	—	54,285	Indefinite
Patents	14,963	(6,749)	8,214	17.0
Trade names (finite lived)	9,310	(3,157)	6,153	4.4
Other intangible assets	9,865	(6,560)	3,305	5.8

Total	$492,960	$(156,553)	$336,407

Amortization expense for finite lived intangible assets was $16.3 million and $17.7 million for the three months ended June 30, 2008 and 2007, respectively, and $32.8 million and $29.3 million for the six months ended June 30, 2008 and 2007, respectively. Estimated amortization expense for the intangible assets inclusive of acquisitions for 2008 and the next five years is as follows:

2008	$69.1 million
2009	$68.7 million
2010	$61.0 million
2011	$52.8 million
2012	$46.1 million
2013	$29.8 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the six and twelve months ended June 30, 2008 and December 31, 2007, respectively, in thousands, were as follows:

	Six months ended June 30, 2008	Twelve months ended December 31, 2007
Beginning of period	$210,142	$149,657
Purchases, net of putbacks	35,054	127,412
Recoveries, including portfolio sales of $10,900 and $28,848	(97,761)	(212,624)
Revenue recognized	67,652	148,232
Portfolio allowances	(44,076)	(2,535)

Balance at end of period	171,011	210,142
Less: current portion	(51,620)	(77,909)

Portfolio receivables, net of current portion	$119,391	$132,233

During the quarter ended June 30, 2008, we recorded a $19.8 million reduction in revenue in our Receivables Management segment as an allowance for impairment of purchased accounts receivable, bringing this allowance to $46.6 million at June 30, 2008. This impairment was due to reduced liquidation rates on existing portfolios which we believe was associated with continued weaker economic conditions for consumers which resulted in a weaker than expected collection environment. The valuation allowance was calculated in accordance with SOP 03-3 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	Six months ended June 30, 2008	Twelve months ended December 31, 2007
Beginning of period balance	$2,535	$—
Additions	44,076	2,535
Recoveries	—	—

Balance at end of period	$46,611	$2,535

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses in thousands consisted of the following as of:

	June 30, 2008	December 31, 2007
Accrued wages	$73,225	$56,463
Accrued acquisition obligations	62,655	—
Interest payable	39,862	36,900
Deferred revenue	24,549	23,574
Accrued phone	13,361	21,949
Accrued settlements	20,731	21,244
Accrued other taxes (non-income related)	25,657	17,921
Accrued employee benefit costs	18,669	13,745
Interest rate hedge position	11,819	15,970
Customer deposits	5,832	4,444
Other current liabilities	43,316	32,834

	$339,676	$245,044

6.	LONG TERM OBLIGATIONS

In May 2008, West and InterCall, Inc., a West subsidiary (“InterCall”), entered into Amendment No. 3 (the “Third Amendment”) to our senior secured credit agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans. After the expansion of the term loan credit facility, the aggregate facility is $2,534.0 million.

Multicurrency revolving credit facility

In May 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, related fees and expenses and for general corporate purposes of the foreign subsidiary. The credit facility matures in three years with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)) (subject to an upward adjustment of up to 0.50% in connection with the syndication of the facility). The initial margin was set at 2.75%. This facility was fully outstanding from May 16, 2008 through June 30, 2008. This facility may rise above $75.0 million due to currency fluctuations and has pay down requirements to $75.0 million at interest reset dates. The effective annual interest rate for this facility from inception to June 30, 2008 was approximately 8.53%. The credit facility also includes a commitment fee of 0.5% on the unused balance and includes certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-term Obligations

Long-term obligations, in thousands, consist of the following:

	June 30, 2008	December 31, 2007
Senior Secured Term Loan Facility, due 2013	$2,523,073	$2,376,380
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000
Multicurrency revolving credit facility, due 2011	76,527	—

	3,699,600	3,476,380

Less: current maturities	25,283	23,943

Long-term obligations	$3,674,317	$3,452,437

7.	FAIR VALUE DISCLOSURES

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

•	Establishes a three level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the hierarchy are defined as follows:

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan include mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

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

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

		Fair Value Measurements at June 30, 2008 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$12,741	$12,741	$—	$—	$12,741

Total assets at fair value	$12,741	$12,741	$—	$—	$12,741

Liabilities
Trading securities	$12,741	$12,741	$—	$—	$12,741
Interest rate swaps	17,131	—	17,131	—	17,131

Total liabilities at fair value	$29,872	$12,741	$17,131	$—	$29,872

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The following table presents the stock option activity under the EIP for the six months ended June 30, 2008 and 2007, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007	545,347	2,530,000	$1.64
Granted	(190,000)	190,000	1.64
Canceled	30,000	(30,000)	1.64
Exercised	—	—	—

Balance at June 30, 2007	385,347	2,690,000	$1.64

Balance at January 1, 2008	618,847	2,424,500	$1.64
Granted	(395,000)	395,000	6.36
Canceled	131,500	(131,500)	1.64
Exercised	—	(12,000)	1.64

Balance at June 30, 2008	355,347	2,676,000	$2.34

At June 30, 2008, we expect that 2,522,000 options will vest.

At June 30, 2008, the intrinsic value of vested options was approximately $2.2 million.

The following table summarizes the information on the options granted under the EIP at June 30, 2008:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	2,281,000	8.60	$1.64	460,500	$1.64
6.36	395,000	9.58	6.36	—	—

$1.64 - $6.36	2,676,000	8.74	$2.34	460,500	$1.64

We account for the stock option grants under the EIP in accordance with Financial Accounting Standard No. 123R Share-Based Payment (“SFAS 123R”). The fair values of options granted under the EIP during 2008 and 2007 were $1.72 and $1.15 per option, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average four year historical stock price volatility for nine and six guideline companies in 2008 and 2007, respectively, that were used in applying the market approach to value the Company in its annual appraisal. The expected life of four years for the options granted was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years. The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	2008	2007
Risk-free interest rate	3.07%	4.65%
Dividend yield	0.0%	0.0%
Expected volatility	28.0%	98.0%
Expected life (years)	4.0	4.0

At June 30, 2008 and 2007 there was approximately $2.2 million and $2.4 million unrecorded and unrecognized compensation cost related to unvested share based compensation under the EIP, respectively. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

Executive Management Rollover Options

During the three and six months ended June 30, 2008 there has been no activity with Executive Management Rollover Options. 3,239,721 options are fully vested and outstanding. The aggregate intrinsic value of these options at June 30, 2008 was approximately $45.0 million.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended June 30, 2008 we granted 120,000 shares of restricted stock. We account for the restricted stock grants in accordance with SFAS 123R. The fair value of each share of restricted stock granted under the EIP during the six months ended June 30, 2008 and 2007 were $6.36 and $1.43, respectively. We have estimated the fair value of EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the 2006 EIP option awards.

At June 30, 2008 and 2007 there was approximately $2.9 million and $3.2 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP, respectively.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options	$155	$135	$265	$261
Restricted stock	202	184	404	368

	$357	$319	$669	$629

9.	COMPREHENSIVE INCOME

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

	Three months ended June 30,		Six months ended June 30,
Amounts in thousands	2008	2007	2008	2007
Net Income	$7,729	$2,512	$6,525	$11,531
Currency translation adjustment	5,026	588	4,955	636
Unrealized gain (loss) on cash flow hedge	8,354	5,092	(720)	3,578

Total comprehensive income	$21,109	$8,192	$10,760	$15,745

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	BUSINESS SEGMENTS

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(amounts in thousands)
Revenue:
Communication Services	$272,442	$264,303	$552,775	$536,970
Conferencing Services	230,069	183,651	425,713	359,817
Receivables Management	50,337	73,658	101,453	134,781
Intersegment eliminations	(1,415)	(1,426)	(2,753)	(2,749)

Total	$551,433	$520,186	$1,077,188	$1,028,819

Depreciation and Amortization
(Included in Operating Income)
Communication Services	$18,399	$22,809	$37,237	$42,921
Conferencing Services	18,674	16,438	35,151	31,640
Receivables Management	5,510	5,516	12,400	8,033

Total	$42,583	$44,763	$84,788	$82,594

Operating Income (Loss):
Communication Services	$32,823	$29,002	$63,375	$65,300
Conferencing Services	58,326	46,896	109,558	93,594
Receivables Management	(9,949)	13,677	(22,666)	27,266

Total	$81,200	$89,575	$150,267	$186,160

Capital Expenditures:
Communication Services	$11,812	$9,691	$26,257	$21,611
Conferencing Services	10,872	10,188	24,902	16,276
Receivables Management	1,773	599	2,148	1,957
Corporate	1,540	5,238	3,141	7,137

Total	$25,997	$25,716	$56,448	$46,981

	As of June 30, 2008	As of December 31, 2007
	(amounts in thousands)
Assets:
Communication Services	$1,102,456	$1,085,615
Conferencing Services	1,302,629	859,988
Receivables Management	548,447	593,685
Corporate	214,578	307,202

Total	$3,168,110	$2,846,490

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a result of the Genesys acquisition, revenues attributed to foreign countries exceeded 10% for the three months ended June 30, 2008. There is no individual foreign country with revenue greater than 10%. Revenue is attributed to organizational region based on the location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(amounts in thousands)
Revenue:
North America	$489,643	$486,835	$977,021	$965,587
Europe, Middle East & Africa (EMEA)	44,742	24,298	72,717	46,887
Asia Pacific	17,048	9,053	27,450	16,345

Total	$551,433	$520,186	$1,077,188	$1,028,819

	As of June 30, 2008	As of December 31, 2007
	(amounts in thousands)
Long-Lived Assets:
North America	$2,232,099	$2,237,556
Europe, Middle East & Africa (EMEA)	369,736	6,555
Asia Pacific	7,114	4,504

Total	$2,608,949	$2,248,615

For the three months ended June 30, 2008 and 2007, our largest 100 clients represented 57% and 56% of our total revenue, respectively. For the six months ended June 30, 2008 and 2007, our largest 100 clients represented 58% and 57% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended June 30, 2008 and 2007 was approximately 14% and 13% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from AT&T in the six months ended June 30, 2008 and 2007 was approximately 14% for both periods.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for an MWI membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court’s class certification Order. However, this Petition was denied on June 8, 2007. Thereafter, on June 18, 2007, West and WTC filed a Petition for Review and Request for Stay in the California Supreme Court, but this Petition was denied on June 27, 2007. Discovery in the Superior Court as to the facts of the case is almost complete and expert discovery remains.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

West Corporation and WTC have engaged in extensive mediation and negotiations with plaintiffs’ counsel and, as a result, believe that a final settlement may be reached that will resolve the Sanford and Ritt class actions discussed above.

In connection with the proposed resolution of the Sanford and Ritt cases, the parties have executed a Memorandum of Understanding (“MOU”) regarding the terms of a proposed agreement and are currently working on completing the documentation, including a settlement agreement, necessary to effectuate a full settlement, release and dismissal. The proposed settlement involves modification of the class definitions in these actions, and would require the approval of the Court of Common Pleas in Cuyahoga County, Ohio, and the San Diego County, California Superior Court. Upon the completion and execution of a settlement agreement contemplated by the MOU and the finalization of the related documentation, the parties will then begin the process of seeking necessary court approvals. As a result of the settlement negotiations, which transpired in the fourth quarter of 2007, West recorded a $20.0 million accrued liability and a $5.0 million asset for expected insurance proceeds at December 31, 2007, and there were no significant changes in the first six months of 2008.

Federal Communications Commission Review of Universal Service Administrator On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On March 17, 2008 the Wireline Competition Bureau staff informed West and USAC by phone that InterCall need not file the appropriate forms with USAC until written instructions are received from the FCC. On March 19, 2008, West was provided a copy of a letter from the FCC to USAC, requesting USAC to hold in abeyance for 90 days its decision against InterCall, pending further FCC action. On June 19, 2008 the FCC extended the temporary abeyance until July 1, 2008. On June 30, 2008 the FCC ordered that stand-alone providers of audio bridging services have a direct USF contribution obligation. The FCC ordered that conferencing providers begin to submit the appropriate forms to USAC beginning August 1, 2008. The FCC order specifically stated the order would not apply retroactively. West filed its report of revenue with USAC on August 1, 2008.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff seeks to have the case certified as a collective action under the Fair Labor Standards Act. Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requested that the Court certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. The Court granted the Plaintiff’s Motion for Conditional Certification on May 21, 2008. As a result, individual agents will receive notice of the suit and have an opportunity to join or not join the suit. After discovery, West will have an opportunity to seek to decertify the class before trial. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Department of Labor Inquiry. On January 18, 2008 West Corporation was contacted by the United States Department of Labor indicating that an investigation would begin relating to the classification of home agents as independent contractors. West terminated all independent contractors in September of 2007. All home agents are currently classified as employees. West responded to the Department of Labor’s inquiry and requests for information. The Department of Labor has not filed any action against West. At the present time, West does not anticipate further action by the Department of Labor.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	RELATED PARTIES

On May 21, 2008, in order to provide an alternative source of financing for the purchase of receivables from credit originators, we entered into a series of agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance 80% of the purchase price of selected receivables portfolios. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation. Based on the decision of the third party that had historically acted as our primary source of financing for the purchase of such receivables not to continue its relationship with West and inquiries made of other potential financing sources, we believe the terms of this arrangement are no less favorable to West than would be available from a third party.

In connection with the TOGM financing arrangement, the Company and TOGM formed West Receivables Purchasing, LLC (“West Receivables”), which is owned 82% by a subsidiary of the Company and 18% by TOGM. West Receivables is solely engaged in the purchase of portfolios of receivables from credit originators. To finance its portfolio acquisitions and operations, West Receivables has entered into a credit agreement with TOGM pursuant to which TOGM has agreed to advance (together with capital contributions pursuant to the West Receivables operating agreement) 80% of the purchase price of selected portfolios, limited to $3.0 million per month unless otherwise agreed. West funds the remainder of the purchase price for each portfolio through capital contributions to West Receivables. The West Receivables borrowings are non-recourse, are collateralized by all receivable portfolios within a loan series (as documented by a security agreement between West Receivables and TOGM) and accrue interest at the prime rate plus 3.5%. As of June 30, 2008, there was $0.8 million outstanding under the West Receivables credit agreement bearing a blended interest rate of 8.5%.

In connection with the formation of West Receivables, West and TOGM entered into an operating agreement pursuant to which the members share in the profits of the portfolio after collection expenses and the repayment of principal and interest in proportion to their respective membership interests. West provides all necessary services to West Receivables, including collection of the receivables pursuant to a servicing agreement.

The material terms of each of the West Receivables transaction documents are substantially consistent with the terms of the corresponding agreements with the third party that had historically acted as our primary source of financing for the purchase of receivables portfolios provided that (i) the initial interest rate under the West Receivables credit agreement is the prime rate plus 3.5%, while the interest rate under the other third party credit agreement is the prime rate plus 2.75%; (ii) the West Receivables operating agreement provides that West may be obligated to contribute up to 5% of additional capital in respect of underperforming asset pools; and (iii) the overall debt and equity contributions of TOGM represent 80% of the purchase price of asset pools, while the other third party facility provided that the lender’s total debt and equity contributions would represent 85% of the purchase price of asset pools.

13.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended June 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$471,364	$93,481	$(13,412)	$551,433
COST OF SERVICES	—	218,808	45,747	(13,412)	251,143
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(692)	184,478	35,304	—	219,090

OPERATING INCOME	692	68,078	12,430	—	81,200
OTHER INCOME (EXPENSE):
Interest Income	373	(280)	458	—	551
Interest Expense	(33,760)	(32,083)	(4,361)	—	(70,204)
Subsidiary Income	28,724	(251)	—	(28,473)	—
Other	(86)	2,775	(2,757)	—	(68)

Other income (expense)	(4,749)	(29,839)	(6,660)	(28,473)	(69,721)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(4,057)	38,239	5,770	(28,473)	11,479
INCOME TAX EXPENSE (BENEFIT)	(11,786)	9,775	6,748	—	4,737

INCOME BEFORE MINORITY INTEREST	7,729	28,464	(978)	(28,473)	6,742
MINORITY INTEREST IN NET INCOME (LOSS)	—	—	(987)	—	(987)

NET INCOME	$7,729	$28,464	$9	$(28,473)	$7,729

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$952,208	$153,476	$(28,496)	$1,077,188
COST OF SERVICES	—	445,944	84,255	(28,496)	501,703
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(264)	374,549	50,933	—	425,218

OPERATING INCOME	264	131,715	18,288	—	150,267
OTHER INCOME (EXPENSE):
Interest Income	1,088	(295)	998	—	1,791
Interest Expense	(69,894)	(66,206)	(8,263)	—	(144,363)
Subsidiary Income	49,808	(6,041)	—	(43,767)	—
Other	(948)	5,779	(5,705)	—	(874)

Other income (expense)	(19,946)	(66,763)	(12,970)	(43,767)	(143,446)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(19,682)	64,952	5,318	(43,767)	6,821
INCOME TAX EXPENSE (BENEFIT)	(26,207)	15,659	14,546	—	3,998

INCOME BEFORE MINORITY INTEREST	6,525	49,293	(9,228)	(43,767)	2,823
MINORITY INTEREST IN NET INCOME (LOSS)	—	—	(3,702)	—	(3,702)

NET INCOME	$6,525	$49,293	$(5,526)	$(43,767)	$6,525

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	June 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,319	$(4,566)	$51,189	$—	$54,942
Trust cash	—	12,058	—	—	12,058
Accounts receivable, net	—	273,875	76,899	—	350,774
Intercompany receivables	37,965	71,746	—	(109,711)	—
Portfolio receivables, current portion	—	1,233	50,387	—	51,620
Deferred income tax receivable	11,621	8,653	274	—	20,548
Other current assets	4,021	41,748	23,450	—	69,219

Total current assets	61,926	404,747	202,199	(109,711)	559,161
Property and equipment, net	64,425	218,399	42,107	—	324,931
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	2,852	116,539	—	119,391
INVESTMENT IN SUBSIDIARIES	337,188	263,746	—	(600,934)	—
GOODWILL	—	1,349,952	213,859	—	1,563,811
INTANGIBLES, net	—	309,711	129,036	—	438,747
OTHER ASSETS	125,905	31,432	4,732	—	162,069

TOTAL ASSETS	$589,444	$2,580,839	$708,472	$(710,645)	$3,168,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,309	$41,272	$12,288	$—	$56,869
Intercompany payables	—	—	109,711	(109,711)	—
Accrued expenses	123,259	143,312	73,105	—	339,676
Current maturities of long-term debt	5,134	20,149	—	—	25,283
Current maturities of portfolio notes payable	—	595	84,325	—	84,920
Income tax payable	(30,261)	26,483	10,067	—	6,289

Total current liabilities	101,441	231,811	289,496	(109,711)	513,037
PORTFOLIO NOTES PAYABLE, less current maturities	—	177	25,087	—	25,264
LONG-TERM OBLIGATIONS, less current maturities	1,627,712	1,970,078	76,527	—	3,674,317
DEFERRED INCOME TAXES	21,981	47,581	32,730	—	102,292
OTHER LONG-TERM LIABILITIES	35,499	(3,925)	12,121	—	43,695
MINORITY INTEREST	—	—	6,694	—	6,694
CLASS L COMMON STOCK	1,093,500	—	—	—	1,093,500
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,290,689)	335,117	265,817	(600,934)	(2,290,689)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$589,444	$2,580,839	$708,472	$(710,645)	$3,168,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,610	$(3,012)	$57,349	$—	$141,947
Trust cash	—	10,358	—	—	10,358
Accounts receivable, net	—	264,946	24,534	—	289,480
Intercompany receivables	80,338	11,382	—	(91,720)	—
Portfolio receivables, current portion	—	—	77,909	—	77,909
Deferred income taxes receivable	27,815	5,903	—	—	33,718
Other current assets	2,541	37,417	4,505	—	44,463

Total current assets	198,304	326,994	164,297	(91,720)	597,875
Property and equipment, net	66,221	215,695	16,729	—	298,645
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	132,233	—	132,233
INVESTMENT IN SUBSIDIARIES	72,697	59,683	—	(132,380)	—
GOODWILL	—	1,329,978	—	—	1,329,978
INTANGIBLES, net	—	336,349	58	—	336,407
OTHER ASSETS	122,935	27,938	479	—	151,352

TOTAL ASSETS	$460,157	$2,296,637	$313,796	$(224,100)	$2,846,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,645	$46,256	$8,078	$—	$60,979
Intercompany payables	—	—	91,720	(91,720)	—
Accrued expenses	72,340	158,036	14,668	—	245,044
Current maturities of long-term debt	4,294	19,649	—	—	23,943
Current maturities of portfolio notes payable	—	—	77,219	—	77,219
Income taxes payable	(4,334)	2,398	4,831	—	2,895

Total current liabilities	78,945	226,339	196,516	(91,720)	410,080
PORTFOLIO NOTES PAYABLE, less current maturities	—	—	43,092	—	43,092
LONG - TERM OBLIGATIONS, less current maturities	1,521,910	1,930,527	—	—	3,452,437
DEFERRED INCOME TAXES	31,121	59,745	(92)	—	90,774
OTHER LONG-TERM LIABILITIES	38,534	8,885	104	—	47,523
MINORITY INTEREST	—	—	12,937	—	12,937
CLASS L COMMON STOCK	1,029,782	—	—	—	1,029,782
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,240,135)	71,141	61,239	(132,380)	(2,240,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$460,157	$2,296,637	$313,796	$(224,100)	$2,846,490

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$25,903	$44,752	$70,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(18,973)	(279,867)	(298,840)
Purchase of portfolio receivables, net of collections applied of $30,109	—	(4,085)	(860)	(4,945)
Purchase of property and equipment	(3,141)	(49,674)	(3,633)	(56,448)
	—
Other	—	382	—	382

Net cash used in investing activities	(3,141)	(72,350)	(284,360)	(359,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	84,000	50,000	75,000	209,000
Net change in revolving bank credit facility	25,000	—	—	25,000
Principal payments on the senior secured term loan facility	(2,147)	(10,160)	—	(12,307)
Debt issuance costs	(7,996)	—	(1,821)	(9,817)
Payments of portfolio notes payable, net of proceeds from issuance of notes payable of $28,971	—	772	(10,899)	(10,127)
Payments of capital lease obligations	—	(553)	—	(553)
Other	(34)	—	—	(34)

Net cash (used in) provided by financing activities	98,823	40,059	62,280	201,162

Intercompany	(174,973)	4,834	170,139	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1,029	1,029
NET CHANGE IN CASH AND CASH EQUIVALENTS	(79,291)	(1,554)	(6,160)	(87,005)
CASH AND CASH EQUIVALENTS, Beginning of period	87,610	(3,012)	57,349	141,947

CASH AND CASH EQUIVALENTS, End of period	$8,319	$(4,566)	$51,189	$54,942

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$99,419	$27,764	$127,183
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(285,813)	—	(285,813)
Purchase of portfolio receivables, net of collection applied of $38,817	—	—	(27,328)	(27,328)
Purchase of property and equipment	(7,137)	(34,893)	(4,951)	(46,981)
Other	—	879	—	879

Net cash used in investing activities	(7,137)	(319,827)	(32,279)	(359,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	—	300,000	—	300,000
Principal payments on the senior secured term loan facility	(2,150)	(9,499)	—	(11,649)
Debt issuance costs	(2,279)	—	—	(2,279)
Payments of portfolio notes payable, net of proceeds from issuance of notes payable of $56,791	—	—	17,811	17,811
Payments of capital lease obligations	—	(466)	—	(466)
Other	(4,772)	—	—	(4,772)

Net cash (used in) provided by financing activities	(9,201)	290,035	17,811	298,645

Intercompany	56,667	(61,685)	5,018	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(231)	(231)
NET CHANGE IN CASH AND CASH EQUIVALENTS	40,329	7,942	18,083	66,354
CASH AND CASH EQUIVALENTS, Beginning of period	202,610	(13,358)	25,680	214,932

CASH AND CASH EQUIVALENTS, End of period	$242,939	$(5,416)	$43,763	$281,286

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital for future capital requirements;

•	revenue from our purchased portfolio receivables;

•	our future contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of changes in interest rates;

•	substantial indebtedness incurred in connection with the 2006 recapitalization and acquisitions;

•	and the impact of foreign currency fluctuations.

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

Overview for the Three and Six Months Ended June 30, 2008

The following overview highlights the areas we believe are important in understanding our results of operations for the three and six months ended June 30, 2008. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•

On May 22, 2008 we completed the acquisition of Genesys SA (“Genesys”), a global multimedia collaboration service provider, by West International Holdings Limited (“WIH”), the Company’s wholly-owned subsidiary. At June 30, 2008 WIH’s ownership in Genesys was approximately 96.6%. On July 1, 2008, the remaining minority issued and outstanding shares were acquired resulting in WIH owning 100% of the outstanding shares of Genesys. Total acquisition costs, including transaction expenses, are expected to be approximately $344.8 million. We funded the acquisition with proceeds from an incremental term loan under our existing credit facility for $134.0 million ($126.2 million, net of fees), a $75.0 million multicurrency revolving credit facility ($73.2 million, net of fees) entered into by InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, a draw of $45.0 million under our existing revolving credit facility and cash on hand.

•

In May 2008, West and InterCall, Inc., a West subsidiary, entered into Amendment No. 3 (the “Third Amendment”) to our senior secured credit agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans.

•

In May 2008 InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, pay related fees and expenses and for general corporate purposes of the foreign subsidiary.

•

On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On February 1, 2008 InterCall filed an appeal of the USAC decision. (In the matter of InterCall, Inc Appeal of Decision of the USAC and Request for Waiver, CC Docket No. 96-45.) On February 5, 2008 InterCall filed a petition to stay the USAC decision. (In the matter of InterCall Inc.’s Petition for Stay of the Decision of the Universal Service Administrative Company, WCB Docket No. 96-45). On March 19, 2008, we were provided a copy of a letter from the FCC to USAC, requesting USAC to hold in abeyance for 90 days its decision against InterCall, pending further FCC action. On June 19, 2008 the FCC extended the temporary abeyance until July 1, 2008. On June 30, 2008 the FCC ordered that stand-alone providers of audio bridging services have a direct USF contribution obligation. The FCC ordered that conferencing providers begin to submit the appropriate forms to USAC beginning August 1, 2008. The FCC order specifically stated the order would not apply retroactively. We filed the initial report of revenue with USAC on August 1, 2008.

•

On April 1, 2008 West Corporation completed the acquisition of all the outstanding shares of HBF Communications Inc. (“HBF”), an Austin, Texas based company that provides 9-1-1 network support and solutions to communications service providers and public safety organizations. The purchase price including transactions costs, net of cash received of $0.2 million was approximately $19.0 million and was funded by cash on hand.

•

On May 21, 2008, in order to provide an alternative source of financing for the purchase of receivables from credit originators, we entered into a series of agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance 80% of the purchase price of selected receivables portfolios.

•

During the three and six months ended June 30, 2008, the Receivables Management segment recorded an impairment charge of $19.8 million and $44.1 million, respectively, to establish a valuation allowance against the carrying value of portfolio receivables as a result of reduced liquidation rates on existing portfolios associated with weaker economic conditions.

•

Consolidated revenues increased 6.0% and 4.7% for the three months and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. This increase was derived primarily from the acquisitions of WNG, TeleVox, Omnium, HBF and Genesys.

•

Operating income decreased 9.3% and 19.3% for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. This decrease was partially attributable to the impairment charge of $19.8 million and $44.1million, respectively, recorded by the Receivables Management segment.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Revenue: For the second quarter of 2008, revenue increased $31.2 million, or 6.0%, to $551.4 million from $520.2 million for the second quarter of 2007. For the six months ended June 30, 2008, revenue increased $48.4 million, or 4.7%, to $1,077.2 million from $1,028.8 million for the six months ended June 30, 2007. The increase in revenue for the three and six months ended June 30, 2008 reflected $34.6 million and $61.8 million, respectively, from the acquisitions of WNG, TeleVox, Omnium, HBF and Genesys. These acquisitions closed on February 1, 2007, March 1, 2007, May 4, 2007, April 1, 2008 and May 22, 2008, respectively. In accordance with paragraph 48 of SFAS No. 141 “Business Combinations”, an accounting date of May 1, 2007 was used for the Omnium acquisition.

For the three and six months ended June 30, 2008, our top one hundred clients represented 57% and 58% of total revenue, respectively. This compares to 56% and 57% for each of the comparable periods in 2007. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended June 30, 2008 and 2007 was approximately 14% and 13% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from AT&T in the six months ended June 30, 2008 and 2007 was approximately 14% of our total revenue for both periods.

Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	Increase	% Increase	2008	2007	Increase	% Increase
Revenue in thousands:
Communication Services	$272,442	$264,303	$8,139	3.1%	$552,775	$536,970	$15,805	2.9%
Conferencing Services	230,069	183,651	46,418	25.3%	425,713	359,817	65,896	18.3%
Receivables Management	50,337	73,658	(23,321)	-31.7%	101,453	134,781	(33,328)	-24.7%
Intersegment eliminations	(1,415)	(1,426)	11	0.8%	(2,753)	(2,749)	(4)	-0.1%

Total	$551,433	$520,186	$31,247	6.0%	$1,077,188	$1,028,819	$48,369	4.7%

Communication services revenue for the second quarter of 2008 increased $8.1 million, or 3.1%, to $272.4 million from $264.3 million for the second quarter of 2007. The increase in revenue for the three months ended June 30, 2008 is primarily due to organic growth and the acquisition of HBF, which accounted for $1.3 million of this increase. For the six months ended June 30, 2008, communication services revenue increased $15.8 million, or 2.9%, to $552.8 million from $537.0 million for the six months ended June 30, 2007. The increase in revenue for the six months ended June 30, 2008 is primarily due to the acquisitions of WNG, TeleVox and HBF, which collectively accounted for $8.9 million of this increase.

Conferencing services revenue for the second quarter of 2008 increased $46.4 million, or 25.3%, to $230.1 million from $183.7 million for the second quarter of 2007. The increase in revenue for the three months ended June 30, 2008 was due to organic growth and the acquisition of Genesys. For the six months ended June 30, 2008, conferencing services revenue increased $65.9 million, or 18.3%, to $425.7 million from $359.8 million for the six months ended June 30, 2007. The increase in revenue for the three and six months ended June 30, 2008 included $26.0 million from the acquisition of Genesys.

Receivables management revenue for the second quarter of 2008 decreased $23.3 million, or 31.7%, to $50.3 million from $73.7 million for the second quarter of 2007. The decrease in revenue for the second quarter of 2008 is primarily due to the $19.8 million impairment charge to increase the valuation allowance against the carrying value of portfolio receivables as a result of reduced liquidation rates on existing portfolios associated with weaker economic conditions. The valuation allowance was calculated in accordance with SOP 03-3 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. For the six months ended June 30, 2008, receivables management revenue decreased $33.3 million, or 24.7%, to $101.5 million from $134.8 million for the six months ended June 30, 2007. The decrease in revenue is primarily due to the $44.1 million impairment charge to increase the valuation allowance against the carrying value of portfolio receivables. Partially offsetting the decrease in revenue was an increase in revenue from the acquisition of Omnium of $26.9 million.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $26.8 million, or 12.0%, in the second quarter of 2008 to $251.1 million, from $224.3 million for the comparable period of 2007. As a percentage of revenue, cost of services increased to 45.5% for the second quarter of 2008, compared to 43.1% for the comparable period in 2007. Cost of services increased $58.4 million, or 13.2%, in the six months ended June 30, 2008 to $501.7 million from $443.3 million for the comparable period in 2007. As a percentage of revenue, cost of services increased to 46.6% for the six months ended June 30, 2008, compared to 43.1% for the comparable period in 2007.

Cost of Services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2008	% of Revenue	2007	% of Revenue	Change	% Change	2008	% of Revenue	2007	% of Revenue	Change	% Change
In thousands:
Communication Services	$133,056	48.6%	$121,821	46.1%	$11,235	9.2%	$274,456	49.7%	$247,204	46.0%	$27,252	11.0%
Conferencing Services	83,954	36.5%	68,211	37.1%	15,743	23.1%	157,664	37.0%	132,169	36.7%	25,495	19.3%
Receivables Management	34,570	68.7%	35,472	48.2%	(902)	-2.5%	70,687	69.7%	66,135	49.1%	4,552	6.9%
Intersegment eliminations	(437)	NM	(1,198)	NM	761	NM	(1,104)	NM	(2,217)	NM	1,113	NM

Total	$251,143	45.5%	$224,306	43.1%	$26,837	12.0%	$501,703	46.6%	$443,291	43.1%	$58,412	13.2%

NM- Not Meaningful

Communication services costs of services increased $11.2 million, or 9.2%, in the second quarter of 2008 to $133.0 million from $121.8 million for the second quarter of 2007. As a percentage of revenue, communication services cost of services increased to 48.6% for the second quarter of 2008, compared to 46.1% for the comparable period in 2007. Communication services costs of services increased $27.3 million, or 11.0%, in the six months ended June 30, 2008 to $274.5 million from $247.2 million for the six months ended June 30, 2007. The increase in cost of services for the six months ended June 30, 2008 included $2.8 million from the acquisitions of WNG, TeleVox and HBF. As a percentage of revenue, communication services cost of services increased to 49.7% for the six months ended June 30, 2008, compared to 46.0% for the comparable period in 2007. Lower consumer call volumes resulting from an economic slowdown are causing lower labor efficiencies. This factor and rising labor and benefit costs contributed to the increase in our cost of sales percentage for the three and six months ended June 30, 2008.

Conferencing services cost of services for the second quarter of 2008 increased $15.7 million, or 23.1%, to $84.0 million from $68.2 million for the second quarter of 2007. As a percentage of revenue, conferencing services cost of services decreased to 36.5% for the second quarter of 2008, compared to 37.1% for the comparable period in 2007. Conferencing services cost of services for the six months ended June 30, 2008 increased $25.5 million, or 19.3%, to $157.7 million from $132.2 million for the six months ended June 30, 2007. As a percentage of revenue, conferencing services cost of services increased to 37.0% for the six months ended June 30, 2008, compared to 36.7% for the comparable period in 2007. The increase in cost of services for the three and six months ended June 30, 2008 included $7.8 million from the acquisition of Genesys, which we acquired on May 22, 2008.

Receivables management cost of services for the second quarter of 2008 decreased $0.9 million, or 2.5%, to $34.6 million from $35.5 million for the second quarter of 2007. As a percentage of revenue, receivables management cost of services increased to 68.7% for the second quarter of 2008, compared to 48.2% for the comparable period in 2007. Receivables management cost of services for the six months ended June 30, 2008 increased $4.6 million, to $70.7 million from $66.1 million for the six months ended June 30, 2007. As a percentage of revenue, receivables management cost of services increased to 69.7% for the six months ended June 30, 2008, compared to 49.1% for the comparable period in 2007. The increase in cost of services as a percentage of revenue for the three and six months ended June 30, 2008 was driven primarily by the $19.8 million and $44.1 million portfolio receivable impairment charge recorded as a reduction of revenue in the second quarter of 2008 and the six months ended June 30, 2008, respectively.

Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $12.8 million, or 6.2%, to $219.1 million for the second quarter of 2008, from $206.3 million for the comparable period of 2007. This increase reflected $19.9 million from acquisitions. As a percentage of revenue, SG&A expenses were 39.7% of revenue for both the second quarter of 2008 and 2007.

SG&A expenses increased by $25.8 million, or 6.5%, to $425.2 million for the six months ended June 30, 2008 from $399.4 million for the comparable period of 2007. This increase reflected $36.5 million from acquisitions. As a percentage of revenue, SG&A expenses increased to 39.5% for the six months ended June 30, 2008, compared to 38.8% for the comparable period of 2007. The increase in SG&A as a percentage of revenue was driven primarily by the $44.1 million portfolio receivable impairment charge recorded as a reduction to revenue.

Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2008	% of Revenue	2007	% of Revenue	Change	% Change	2008	% of Revenue	2007	% of Revenue	Change	% Change
In thousands:
Communication Services	$106,563	39.1%	$113,481	42.9%	$(6,918)	-6.1%	$214,945	38.9%	$224,466	41.8%	$(9,521)	-4.2%
Conferencing Services	87,790	38.2%	68,544	37.3%	19,246	28.1%	158,491	37.2%	134,055	37.3%	24,436	18.2%
Receivables Management	25,715	51.1%	24,508	33.3%	1,207	4.9%	53,431	52.7%	41,379	30.7%	12,052	29.1%
Intersegment eliminations	(978)	NM	(228)	NM	(750)	NM	(1,649)	NM	(532)	NM	(1,117)	NM

Total	$219,090	39.7%	$206,305	39.7%	$12,785	6.2%	$425,218	39.5%	$399,368	38.8%	$25,850	6.5%

NM- Not Meaningful

Communication services SG&A expenses decreased by $6.9 million, or 6.1%, to $106.6 million for the second quarter of 2008 from $113.5 million for the second quarter 2007. This reduction of SG&A was partially due to $4.4 million in lower depreciation and amortization charges. As a percentage of revenue, communication services SG&A expenses decreased to 39.1% for the second quarter of 2008 compared to 42.9% for the comparable period of 2007. Communication services SG&A expenses decreased by $9.5 million, or 4.2%, to $214.9 million for the six months ended June 30, 2008 from $224.5 million for the six months ended June 30, 2007. This reduction of SG&A was partially due to $5.7 million in lower depreciation and amortization charges. The decrease in SG&A for the six months ended June 30, 2008 included $5.4 million of expenses from the acquisitions of WNG, TeleVox and HBF. As a percentage of revenue, communication services SG&A expenses decreased to 38.9% for the six months ended June 30, 2008 compared to 41.8% for the comparable period of 2007.

Conferencing services SG&A for the second quarter of 2008 increased $19.3 million, or 28.1%, to $87.8 million from $68.5 million for the second quarter 2007. As a percentage of revenue, conferencing services SG&A expenses increased to 38.2% for the second quarter of 2008 compared to 37.3% for the comparable period of 2007. Conferencing services SG&A for the six months ended June 30, 2008 increased $24.4 million, or 18.2%, to $158.5 million from $134.1 million for the six months ended June 30, 2007. The increase in SG&A for the three and six months ended June 30, 2008 included $15.8 million from the acquisition of Genesys. As a percentage of revenue, conferencing services SG&A expenses decreased to 37.2% for the six months ended June 30, 2008 compared to 37.3% for the comparable period of 2007.

Receivables management SG&A for the second quarter of 2008 increased $1.2 million, or 4.9%, to $25.7 million from $24.5 million for the second quarter 2007. The increase in SG&A for the three months ended June 30, 2008 reflected $3.0 million from the acquisition of Omnium. As a percentage of revenue, receivables management SG&A increased to 51.1% for the second quarter of 2008, compared to 33.3% for the comparable period in 2007. The increase in SG&A as a percentage of revenue was driven primarily by the $19.8 million portfolio receivable impairment charge as a reduction to revenue. Receivables management SG&A for the six months ended June 30, 2008, increased $12.0 million, or 29.1%, to $53.4 million from $41.4 million for the six months ended June 30, 2007. The increase in SG&A for the six months ended June 30, 2008 reflected $15.2 million from the acquisition of Omnium. As a percentage of revenue, receivables management SG&A increased to 52.7% for the six months ended June 30, 2008, compared to 30.7% for the comparable period in 2007. The increase in SG&A as a percentage of revenue was driven primarily by the $44.1 million portfolio receivable impairment charge as a reduction to revenue.

Operating income: Operating income decreased by $8.4 million, or 9.3%, to $81.2 million for the second quarter of 2008 from $89.6 million for the comparable period of 2007. As a percentage of revenue, operating income decreased to 14.7% for the second quarter of 2008, compared to 17.2% for the corresponding period in 2007. Operating income decreased by $35.9 million, or 19.3%, to $150.3 million for the six months ended June 30, 2008, from $186.2 million for the comparable period of 2007. As a percentage of revenue, operating income decreased to 13.9% for the six months ended June 30, 2008, compared to 18.1% for the corresponding period in 2007. The decrease in operating income for the three and six months ended June 30, 2008 was driven primarily by the impairment charge of $19.8 million and $44.1 million, respectively, recorded to establish a valuation allowance against the carrying value of portfolio receivables in our Receivables Management segment.

Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2008	% of Revenue	2007	% of Revenue	Change	% Change	2008	% of Revenue	2007	% of Revenue	Change	% Change
In thousands:
Communication Services	$32,823	12.0%	$29,002	11.0%	$3,821	13.2%	$63,375	11.5%	$65,300	12.2%	$(1,925)	-2.9%
Conferencing Services	58,326	25.4%	46,896	25.5%	11,430	24.4%	109,558	25.7%	93,594	26.0%	15,964	17.1%
Receivables Management	(9,949)	-19.8%	13,677	18.6%	(23,626)	-172.7%	(22,666)	-22.3%	27,266	20.2%	(49,932)	-183.1%

Total	$81,200	14.7%	$89,575	17.2%	$(8,375)	-9.3%	$150,267	13.9%	$186,160	18.1%	$(35,893)	-19.3%

Communication services operating income increased $3.8 million, or 13.2%, to $32.8 million for the second quarter of 2008 from $29.0 million for the second quarter 2007. As a percentage of revenue, communication services operating income increased to 12.0% for the second quarter of 2008, compared to 11.0% for the corresponding period in 2007. Communication services operating income decreased $1.9 million, or 2.9%, to $63.4 million for the six months ended June 30, 2008 from $65.3 million for the comparable period of 2007. As a percentage of revenue, communication services operating income decreased to 11.5% for the six months ended June 30, 2008, compared to 12.2% for the corresponding period in 2007.

Conferencing services operating income for the second quarter of 2008 increased $11.4 million, or 24.4%, to $58.3 million from $46.9 million for the second quarter 2007. As a percentage of revenue, conferencing services operating income decreased to 25.4% for the second quarter of 2008, compared to 25.5% for the corresponding period in 2007. Conferencing services operating income for the six months ended June 30, 2008 increased $16.0 million, or 17.1%, to $109.6 million from $93.6 million for the six months ended June 30, 2007. As a percentage of revenue, conferencing services operating income decreased to 25.7% for the six months ended June 30, 2008, compared to 26.0% for the corresponding period in 2007.

Receivables management operating income (loss) for the second quarter of 2008 decreased $23.6 million, or (172.7%), to ($9.9) million from $13.7 million for the second quarter 2007. As a percentage of revenue, receivables management operating income decreased to (19.8%) for the second quarter of 2008, compared to 18.6% for the comparable period in 2007. Receivables management operating income for the six months ended June 30, 2008 decreased $49.9 million, or (183.1%), to ($22.7) million from $27.3 million for the six months ended June 30, 2007. As a percentage of revenue, receivables management operating income decreased to (22.3%) for the six months ended June 30, 2008, compared to 20.2% for the comparable period in 2007. The decrease in operating income for the three and six months ended June 30, 2008 was driven primarily by the impairment charge of $19.8 million and $44.1 million, respectively, recorded to establish a valuation allowance against the carrying value of portfolio receivables in our Receivables Management segment.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the second quarter of 2008 was ($69.7) million compared to ($79.3) million for the second quarter of 2007. Other income (expense) for the six months ended June 30, 2008 was ($143.4) million compared to ($155.5) million for the six months ended June 30, 2007. The change in other expense for the three and six months ended June 30, 2008 compared to the same period in 2007 was primarily due to interest expense on increased outstanding debt offset by lower interest rates in 2008 than we experienced during the comparable period in 2007.

Minority interest: We had minority interest income of $1.0 million and $3.7 million for the three and six months ended June 30, 2008, respectively, compared to minority interest expense of $4.3 million and $8.2 million in the comparable 2007 periods. The portfolio receivable impairment for the three and six months ended June 30, 2008 caused a $4.2 and $9.8 million reduction, respectively, in minority interest expense.

Net income: Net income increased $5.2 million, or 207.7%, for the second quarter of 2008 to $7.7 million from net income of $2.5 million for the second quarter of 2007. Net income decreased by $5.0 million, or 43.4%, for the six months ended June 30, 2008 to $6.5 million from net income of $11.5 million for the six months ended June 30, 2007. Net income includes a provision for income tax expense at an effective rate (income tax expense divided by income before income tax and minority interest) of approximately 41.3% and 58.6% for the three and six months ended June 30, 2008, respectively, compared to an effective tax rate of approximately 34.2% and 35.7% for the same periods in 2007. The increase in the effective tax rate for the three and six months ended June 30, 2008 is primarily due to an increase in minority interest income as a percentage of net income before taxes. For the three and six months ended June 30, 2008, our operating effective tax rate (excluding the affect of minority interest) is 38%.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, purchases of portfolio receivables, minority interest distributions, tax payments and the repayment of principal and interest on debt.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2008	2007	Change	% Change
Net cash provided by operating activities	$70,655	$127,183	$(56,528)	-44.4%
Net cash used in investing activities	$(359,851)	$(359,243)	$(608)	-0.2%
Net cash flows provided by financing activities	$201,162	$298,645	$(97,483)	-32.6%

Net cash flow from operating activities decreased $56.5 million, or 44.4%, to $70.7 million for the six months ended June 30, 2008, compared to net cash flows from operating activities of $127.2 million for the comparable period in 2007. The decrease in net cash flows from operating activities is primarily due to increases in accounts receivable, other assets and a reduction in accounts payable.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, excluding Genesys, was 53 days at June 30, 2008 compared to 54 days at June 30, 2007.

Net cash used in investing activities decreased $0.6 million, or 0.2%, to $359.9 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $359.2 million for the six months ended June 30, 2007. We invested $298.8 million for the purchase and related acquisition costs of HBF and Genesys during the six months ended June 30, 2008 compared to $275.0 million in purchase price and related acquisition costs invested for the acquisitions of WNG, TeleVox and Omnium during the six months ended June 30, 2007. During the six months ended June 30, 2007 we paid the $10.9 million final earn out obligation for the acquisition of Attention, LLC. We invested $56.4 million in capital expenditures during the six months ended June 30, 2008 compared to $47.0 million for the six months ended June 30, 2007. The capital expenditures in 2008 were mainly related to telephone switching equipment, computer hardware and software additions and upgrades. Investing activities during the six months ended June 30, 2008 included the purchase of receivable portfolios for $35.1 million and cash proceeds applied to the amortization of receivable portfolios of $30.1 million, compared to $66.1 million for the purchase of receivable portfolios and $38.8 million of cash proceeds applied to the amortization of receivable portfolios during the six months ended June 30, 2007.

Net cash flow from financing activities decreased $97.4 million, to $201.2 million for the six months ended June 30, 2008, compared to net cash flow from financing activities of $298.6 million for the comparable period in 2007. During the six months ended June 30, 2008 net proceeds from the term loan add-on of the senior secured credit facility and the multicurrency revolving credit facility were $199.4 million and were used to finance the Genesys acquisition. During the six months ended June 30, 2007 proceeds from the expansion of our senior secured term loan facility were $300.0 million and were used to finance the WNG, TeleVox and Omnium acquisitions. During the six months ended June 30, 2008, net cash flow used in financing activities was primarily for payments on portfolio notes payable of $39.1 million. During the six months ended June 30, 2007, payments on portfolio notes payable were $39.0 million. Proceeds from the issuance of portfolio notes payable were $29.0 million for the six months ended June 30, 2008 compared to $56.8 million for the same period in 2007.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2,534.0 million senior secured term loan facility and $250 million senior secured revolving credit facility bear interest at a variable rate. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with a balloon payment at the maturity date of October 24, 2013, of approximately $2,365.3 million. The senior secured term loan facility pricing is based on the Company’s corporate debt rating and the grid ranges from 2.75% to 2.125% for LIBOR rate loans, currently priced at LIBOR plus 2.375%, and from 1.75% to 1.125% for base rate loans, currently priced at base rate plus 1.375%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 2.50% to 1.75% for LIBOR rate loans, priced at LIBOR plus 2.25% as of June 30, 2008 and from 1.50% to 0.75% for base rate loans, priced at base rate plus 1.25% as of June 30, 2008. The Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility during the three and six months ended June 30, 2008 were 6.47% and 6.70%, respectively, compared to 8.02% and 8.10%, respectively, during the three and six months ended June 30, 2007.

In October 2006, we entered into a three year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt. We hedged $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into a two year interest rate swap (cash flow hedge) agreement to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. At June 30, 2008 we had $820.0 million of the outstanding $2,523.0 million senior secured term loan facility hedged at rates from 4.81% to 5.01%.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $266.9 million, including the aggregate amount of $35.9 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

In May 2008, West and InterCall, entered into Amendment No. 3 (the “Third Amendment”) to our senior secured credit agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans. The fees included an underwriting fee of 2.0%, a ticking fee of 4.0% which began on March 14, 2008 and ceased on May 16, 2008 and an original issue discount (“OID”) of 3.0%. The pricing of this debt will be Base Rate (as defined in the senior secured term loan facility) or LIBOR (with a floor of 3.5%) plus margin of 4.0% for Base Rate loans and 5.0% for LIBOR loans. The incremental term loan includes call protection for voluntary or mandatory prepayment or scheduled repayment during the first two years following the borrowing date (5.0% premium during the first year and 2.0% premium during the second year). The estimated effective interest rate for this add-on to the term loan `facility is approximately 9.6%. After the expansion of the term loan credit facility, the aggregate facility is $2,534.0 million.

Multicurrency revolving credit facility

In May 2008 InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, pay related fees and expenses for general corporate purposes of the foreign subsidiary. The credit facility matures in three years with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)) (subject to an upward adjustment of up to 0.5% in connection with the syndication of the facility). The initial margin was set at 2.75%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility from inception through June 30, 2008 was 8.53%. The credit facility also includes a commitment fee of 0.5% on the unused balance and includes certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

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

From time to time, the Company may repurchase outstanding senior notes in open market or privately negotiated transactions on terms to be determined at the time of such repurchase.

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

From time to time, the Company may repurchase outstanding senior subordinated notes in open market or privately negotiated transactions on terms to be determined at the time of such repurchase.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—The Company is required to comply, on a quarterly basis, with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to consolidated adjusted earnings before interest expense, share based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries, or (“Adjusted EBITDA”) may not exceed 7.50 to 1.0, and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.25 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with the financial covenants at June 30, 2008. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business.

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

Multicurrency Revolving Credit Facility - InterCall Conferencing Services Limited is required to comply, on a quarterly basis, with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of InterCall Conferencing Services Limited and its subsidiaries (“InterCall UK Group”) cannot exceed 2.75x, tested as of the last day of each of the first full three quarters ending after the utilization date, 2.50x tested as of the last day of each of the next four fiscal quarters and 2.25x tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0x as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, increases over the life of the agreement from £45.0 million in 2008 to £50.0 million in 2010.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

At June 30, 2008 our credit ratings and outlook were as follows:

June 30, 2008
	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2/Stable	B1	B1	Caa1	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B-	B-

(1)	On May 28, 2008 Moody’s affirmed the current ratings with the acquisition of Genesys.

(2)	On May 23, 2008, S&P affirmed its current ratings based on the debt added to acquire Genesys.

Portfolio Notes Payable Facilities.

We maintain through majority-owned subsidiaries revolving financing facilities. Each lender is a minority interest holder in the applicable majority-owned subsidiary. Pursuant to these agreements, we will borrow up to 85% of the purchase price of each receivables portfolio purchase from the lender and we will fund the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime (3.5% over prime in the case of one facility). The debt is non-recourse and collateralized by all of the assets of the majority-owned subsidiaries, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that have an aggregate original principal amount of approximately $20 million. These notes mature in 24 to 30 months from the date of origination. At June 30, 2008, we had $110.2 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $120.3 million outstanding at December 31, 2007.

In April, 2008, the primary lender for these portfolio notes payable expressed a desire to modify the terms of the facilities, effective immediately, in a way which would be less favorable to West Corporation. We did not agree to make such modifications, but we do expect the lender to fund its existing forward flow purchase commitments with the existing facilities through the end of 2008.

On May 21, 2008, in order to provide an alternative source of financing for the purchase of receivables from credit originators, we entered into a series of agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance 80% of the purchase price of selected receivables portfolios. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

In connection with the TOGM financing arrangement, the Company and TOGM formed West Receivables Purchasing, LLC (“West Receivables”), which is owned 82% by a subsidiary of the Company and 18% by TOGM. West Receivables is solely engaged in the purchase of portfolios of receivables from credit originators. TOGM has agreed to advance (together with capital contributions pursuant to the West Receivables operating agreement) 80% of the purchase price of selected portfolios limited to $3.0 million per month unless otherwise agreed. West funds the remainder of the purchase price for each portfolio through capital contributions to West Receivables. The West Receivables borrowings are non-recourse, are collateralized by all receivable portfolios within a loan series (as documented by a security agreement between West Receivables and TOGM) and accrue interest at the prime rate plus 3.5%. As of June 30, 2008, there was $0.8 million outstanding under the West Receivables credit agreement bearing a blended interest rate of 8.5%.

In connection with the formation of West Receivables, West and TOGM entered into an operating agreement pursuant to which the members share in the profits of the portfolio after collection expenses and the repayment of principal and interest in proportion to their respective membership interests. West provides all necessary services to West Receivables, including collection of the receivables pursuant to a servicing agreement.

Contractual Obligations

Primarily due to significant changes resulting from the Genesys acquisition and the related financing arrangements, we have provided an updated table of our contractual obligations at June 30, 2008. The following table summarizes our contractual obligations at June 30, 2008 (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2013	$2,498,073	$25,283	$50,566	$50,566	$2,371,658
Senior Secured Revolving Loan Facility, due 2013	25,000	—	—	—	25,000
9.5% Senior Notes, due 2014	650,000	—	—	—	650,000
11% Senior Subordinated Notes, due 2016	450,000	—	—	—	450,000
Multicurrency revolving credit facility, due 2011	76,527	—	76,527	—	—
Interest payments on fixed rate debt	822,125	111,250	222,500	222,500	265,875
Estimated interest payments on variable rate debt (1)	898,191	165,941	335,425	346,988	49,837
Operating leases	159,806	39,293	51,561	21,198	47,754
Capital lease obligations	808	673	135	—	—
Contractual minimums under telephony agreements (2)	181,750	85,000	96,750	—	—
Purchase obligations (3)	68,232	66,983	1,249	—	—
Portfolio notes payable	110,184	84,920	25,264	—	—
Commitments under forward flow agreements (4)	18,060	18,060	—	—	—

Total contractual cash obligations	$5,958,756	$597,403	$859,977	$641,252	$3,860,124

(1)	Interest rate assumptions based on July 10, 2008 LIBOR U.S. dollar swap rate curves and LIBOR Euro and GBP swap rate curves for the next five years.

(2)	Based on projected telephony minutes through 2011. The contractual minimum is usage based and could vary based on actual usage.

(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

(4)	Up to 85% of this obligation could be funded by non-recourse financing.

The table above excludes amounts paid for income tax contingencies because the timing is highly uncertain. At June 30, 2008, we have accrued $16.9 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $56.4 million for the six months ended June 30, 2008. Capital expenditures were $47.0 million for the six months ended June 30, 2007. We currently estimate our capital expenditures for the remainder of 2008 to be approximately $48.0 to $66.5 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $266.9 million, including the aggregate amount of $35.9 million of principal payments previously made in respect of the term loan facility, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided, we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These standby letters of credit will expire at various dates through June 2010 and are renewed as required. The outstanding commitment on these standby letters of credit at June 30, 2008 was $10.8 million. The standby by letters of credit are the only off-balance sheet arrangements we participate in at June 30, 2008.

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

Interest Rate Risk

As of June 30, 2008, we had $2,498.1 million outstanding under our senior secured term loan facility, $25.0 million outstanding under our senior secured revolving credit facility and $76.5 million outstanding under our multicurrency revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $110.2 million outstanding under the portfolio notes payable facilities.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at June 30, 2008 consist of the following:

	Outstanding at variable interest rates (1)	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility	$1,703,073	$2,128.8
Multicurrency revolving credit facility	76,527	95.7
Portfolio Notes Payable Facilities	110,184	137.7

Variable rate debt	$1,889,784	$2,362.2

(1)	Net of $820.0 million interest rate swaps

Foreign Currency Risk

On June 30, 2008, the Communication Services segment had no material revenue or assets outside the United States. The facilities in Canada, Jamaica and the Philippines serve a number of U.S. based clients and while the contracts with these clients are priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency, which represents a foreign exchange exposure. Subsequent to June 30, 2008 the facility in Canada was closed.

The Conferencing Services segment conducts business in countries outside of the United States. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not attempt to hedge the foreign currency translations. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries.

At June 30, 2008, our Receivables Management segment operated facilities in the United States only.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. We acquired Genesys S.A. (“Genesys”) on May 22, 2008, and it represented approximately 14% of our total assets as of June 30, 2008. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Genesys. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

On February 16, 2007, after receiving briefing and hearing argument on class certification, the trial court certified a class consisting of “All persons in California, who, after calling defendants West Corporation and West Telemarketing Corporation (collectively “West” or “defendants”) to inquire about or purchase another product between September 1, 1998 through July 2, 2001, were; (a) sent a membership kit in the mail; (b) charged for an MWI membership program; and (c) customers of a joint venture between MWI and West or were wholesale customers of West (the “Class”). Not included in the Class are defendants and their officers, directors, employees, agents and/or affiliates.” On March 19, 2007, West and WTC filed a Petition for Writ of Mandate and Request for Stay asking the appellate court to first stay and then order reversal of the Superior Court’s class certification Order. However, this Petition was denied on June 8, 2007. Thereafter, on June 18, 2007, West and WTC filed a Petition for Review and Request for Stay in the California Supreme Court, but this Petition was denied on June 27, 2007. Discovery in the Superior Court as to the facts of the case is almost complete and expert discovery remains.

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

In connection with the proposed resolution of the Sanford and Ritt cases, the parties have executed a Memorandum of Understanding (“MOU”) regarding the terms of a proposed agreement and are currently working on completing the documentation, including a settlement agreement, necessary to effectuate a full settlement, release and dismissal. The proposed settlement involves modification of the class definitions in these actions, and would require the approval of the Court of Common Pleas in Cuyahoga County, Ohio, and the San Diego County, California Superior Court. Upon the completion and execution of a settlement agreement contemplated by the MOU and the finalization of the related documentation, the parties will then begin the process of seeking necessary court approvals. As a result of the settlement negotiations, which transpired in the fourth quarter of 2007, West recorded a $20.0 million accrued liability and a $5.0 million asset for expected insurance proceeds at December 31, 2007, and there were no significant changes during the first six months of 2008.

Federal Communications Commission Review of Universal Service Administrator On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On March 17, 2008 the Wireline Competition Bureau staff informed West and USAC by phone that InterCall need not file the appropriate forms with USAC until written instructions are received from the FCC. On March 19, 2008, West was provided a copy of a letter from the FCC to USAC, requesting USAC to hold in abeyance for 90 days its decision against InterCall, pending further FCC action. On June 19, 2008 the FCC extended the temporary abeyance until July 1, 2008. On June 30, 2008 the FCC ordered that stand-alone providers of audio bridging services have a direct USF contribution obligation. The FCC ordered that conferencing providers begin to submit the appropriate forms to USAC beginning August 1, 2008. The FCC order specifically stated the order would not apply retroactively. West filed its report of revenue with USAC on August 1, 2008.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff seeks to have the case certified as a collective action under the Fair Labor Standards Act. Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requested that the Court certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. The Court granted the Plaintiff’s Motion for Conditional Certification on May 21, 2008. As a result, individual agents will receive notice of the suit and have an opportunity to join or not join the suit. After discovery, West will have an opportunity to seek to decertify the class before trial. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Department of Labor Inquiry. On January 18, 2008 West Corporation was contacted by the United States Department of Labor indicating that an investigation would begin relating to the classification of home agents as independent contractors. West terminated all independent contractors in September of 2007. All home agents are currently classified as employees. West responded to the Department of Labor’s inquiry and requests for information. The Department of Labor has not filed any action against West. At the present time, West does not anticipate further action by the Department of Labor.

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

•

The results of operations of the foreign operations are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, the Company is subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement.

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

Item 6.	Exhibits

10.01	Security Agreement from West Receivables Purchasing, LLC as Debtor, to and for the benefit of TOGM, LLC, as Secured Party, dated as of May 21, 2008

10.02	Credit Agreement By and Between West Receivables Purchasing, LLC as Borrower, and TOGM, LLC, as Lender, dated as of May 21, 2008

10.03	Servicing Agreement By and Among West Asset Management, Inc., as Servicer, West Receivables Purchasing, LLC, as Borrower, and TOGM, LLC, as Lender, dated as of May 21, 2008

10.04	Form of Promissory Note between West Receivables Purchasing, LLC and TOGM, LLC

10.05	Operating Agreement of West Receivables Purchasing, LLC

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
R. Patrick Shields
Senior Vice President - Chief Accounting Officer

Date: August 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

10.01	Security Agreement from West Receivables Purchasing, LLC as Debtor, to and for the benefit of TOGM, LLC, as Secured Party, dated as of May 21, 2008

10.02	Credit Agreement By and Between West Receivables Purchasing, LLC as Borrower, and TOGM, LLC, as Lender, dated as of May 21, 2008

10.03	Servicing Agreement By and Among West Asset Management, Inc., as Servicer, West Receivables Purchasing, LLC, as Borrower, and TOGM, LLC, as Lender, dated as of May 21, 2008

10.04	Form of Promissory Note between West Receivables Purchasing, LLC and TOGM, LLC

10.05	Operating Agreement of West Receivables Purchasing, LLC

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002