Form 10-Q
period 2008-09-30
WEST CORP
filed 2008-10-29
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At October 24, 2008, 87,357,896.7 shares of the registrant’s Class A common stock and 9,898,445.5875 shares of the registrant’s Class L common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
October 29, 2008

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE	$598,528	$531,098	$1,675,716	$1,559,917
COST OF SERVICES	254,486	228,309	756,189	671,600
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	232,736	217,213	657,954	616,581

OPERATING INCOME	111,306	85,576	261,573	271,736

OTHER INCOME (EXPENSE):
Interest income	378	3,384	2,169	10,216
Interest expense	(73,561)	(88,135)	(217,924)	(251,790)
Other	(1,593)	1,436	(2,467)	2,712

Other income (expense)	(74,776)	(83,315)	(218,222)	(238,862)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	36,530	2,261	43,351	32,874
INCOME TAX EXPENSE (BENEFIT)	13,343	(3,780)	17,341	7,147

INCOME BEFORE MINORITY INTEREST	23,187	6,041	26,010	25,727
MINORITY INTEREST IN NET INCOME (LOSS)	1,447	4,120	(2,255)	12,275

NET INCOME	$21,740	$1,921	$28,265	$13,452

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254,851	$141,947
Trust cash	13,908	10,358
Accounts receivable, net of allowance of $8,664 and $6,471	353,115	289,480
Portfolio receivables, current portion	52,790	77,909
Deferred income taxes receivable	19,417	33,718
Other current assets	53,818	44,463

Total current assets	747,899	597,875
PROPERTY AND EQUIPMENT:
Property and equipment	906,971	827,458
Accumulated depreciation and amortization	(591,589)	(528,813)

Total property and equipment, net	315,382	298,645
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	113,385	132,233
GOODWILL	1,543,846	1,329,978
INTANGIBLE ASSETS, net of accumulated amortization of $211,547 and $156,553	404,924	336,407
OTHER ASSETS	145,335	151,352

TOTAL ASSETS	$3,270,771	$2,846,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$45,884	$60,979
Accrued expenses	306,007	245,044
Current maturities of long term debt	25,283	23,943
Current maturities of portfolio notes payable	83,205	77,219
Income tax payable	3,721	2,895

Total current liabilities	464,100	410,080
PORTFOLIO NOTES PAYABLE, less current maturities	14,570	43,092
LONG TERM OBLIGATIONS, less current maturities	3,831,027	3,452,437
DEFERRED INCOME TAXES	102,660	90,774
OTHER LONG TERM LIABILITIES	40,556	47,523

Total liabilities	4,452,913	4,043,906

COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	4,991	12,937
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,898 and 9,898 SHARES ISSUED AND OUTSTANDING	1,125,908	1,029,782

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 87,358 and 87,223 shares issued and outstanding	87	87
Additional paid-in capital	—	—
Retained deficit	(2,295,297)	(2,231,302)
Accumulated other comprehensive income (loss)	(17,778)	(8,920)
Treasury stock at cost (8 and 0 shares)	(53)	—

Total stockholders’ deficit	(2,313,041)	(2,240,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,270,771	$2,846,490

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,265	$13,452
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	76,545	75,915
Amortization	58,657	60,935
Allowance for impairment of purchased accounts receivables	44,076	—
Debt issuance cost amortization	11,657	11,045
Deferred income tax expense (benefit)	8,094	(1,070)
Minority interest in earnings, net of distributions of $5,564 and $10,980	(7,819)	1,295
Provision for share based compensation	1,026	951
Non cash gain on hedge agreements	(209)	—
Other	59	(336)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(21,110)	(5,198)
Other assets	116	(14,842)
Accounts payable	(25,254)	4,380
Accrued expenses, other liabilities and income tax payable	(19,046)	35,970

Net cash flows from operating activities	155,057	182,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received of $7,647 and $21,410	(318,201)	(291,735)
Purchases of property and equipment	(78,010)	(73,771)
Purchases of portfolio receivables, net of collections applied of $39,899 and $54,570	(108)	(41,922)
Other	403	891

Net cash flows from investing activities	(395,916)	(406,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	209,000	300,000
Net change in revolving bank credit facility	194,555	—
Payment to shareholders in exchange of stock	—	(170,625)
Repayments of portfolio notes payable, net of proceeds from issuance of notes payable of $31,010 and $81,445	(22,536)	24,101
Principal repayments on the senior secured term loan facility	(18,628)	(23,618)
Payments of capital lease obligations	(776)	(731)
Debt issuance costs	(10,315)	(2,299)
Other	(29)	(4,772)

Net cash flows from financing activities	351,271	122,056

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,492	(353)
NET CHANGE IN CASH AND CASH EQUIVALENTS	112,904	(102,337)
CASH AND CASH EQUIVALENTS, Beginning of period	141,947	214,932

CASH AND CASH EQUIVALENTS, End of period	$254,851	$112,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$178,771	$195,666

Cash paid (received) during the period for income taxes, net of cash refunds received of $5,966 and $4,017	$13,463	$(552)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Issuance of common stock in a business acquisition	$—	$11,616

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

Our Communication Services segment provides our clients with a broad portfolio of voice-related services through the following offerings: dedicated agent, shared agent, business services, automated services, emergency communications infrastructure systems and services and notification services. These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers in the United States, Jamaica and the Philippines. We also support the United States 9-1-1 network and deliver solutions to communications service providers and public safety organizations, including data management, network transactions, wireless data services and notification services.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2008 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

In compliance with the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”), we account for our investments in receivable portfolios using either the level-yield method or the cost recovery method. During 2008, we began using the cost recovery method for healthcare receivable portfolios and certain newly acquired pools. For all other receivable portfolios, we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. The level-yield method applies an effective interest rate or internal rate of return (“IRR”) to the cost basis of portfolio pools. SOP 03-3 requires that a valuation allowance be taken for decreases in expected cash flows or changes in the timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The valuation allowance reduces the portfolio receivable and the corresponding reduction is to revenue in the consolidated statements of operations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing.

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

Common Stock—On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing West Corporation. Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. The recapitalization was accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities were maintained. The net recapitalization amount was first applied against additional paid-in capital in excess of par value until that was exhausted and the remainder was applied against the accumulated deficit.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At September 30, 2008, the 12% priority return preference has been accreted and included in the Class L share balance.

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

Foreign Currency and Translation of Foreign Subsidiaries—The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Recent Accounting Pronouncements—In December 2007, the FASB issued Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

2. MERGERS AND ACQUISITIONS

Genesys

On May 22, 2008 we closed the acquisition of Genesys SA (“Genesys”), a global multimedia collaboration service provider, by West International Holdings Limited (“WIH”), the Company’s wholly-owned subsidiary. At June 30, 2008 WIH’s ownership in Genesys was approximately 96.6%. In completing this acquisition during the third quarter of 2008, the remaining minority issued and outstanding shares and stock options were acquired resulting in WIH owning 100% of the outstanding shares of Genesys. Total acquisition costs, including transaction expenses, are expected to be approximately $333.9 million. We funded the acquisition with proceeds from an incremental term loan under our existing credit facility for $134.0 million ($126.2 million, net of fees), a $75.0 million multicurrency revolving credit facility ($72.6 million, net of fees) entered into by InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, a draw of $45.0 million under our existing revolving credit facility and cash on hand.

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

(Amounts in thousands)
May 22, 2008
Cash	$7,451
Other current assets	54,686
Property and equipment	26,661
Other assets	1,890
Intangible assets	129,182
Goodwill	210,601

Total assets acquired	430,471

Current liabilities	67,139
Other liabilities	559
Non-current deferred taxes	26,673
Minority interest	2,213

Total liabilities assumed	96,584

Net assets acquired	$333,887

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

HBF

On April 1, 2008 West Corporation completed the acquisition of all the outstanding shares of HBF Communications Inc. (“HBF”), an Austin, Texas based company that provides 9-1-1 network support and solutions to communications service providers and public safety organizations. The purchase price including transactions costs, net of cash received of $0.2 million, was approximately $19.0 million and was funded by cash on hand. Finite lived intangible assets of customer relationships, technology and a non-competition agreement totaling $5.9 million were assigned in the purchase price allocation as well as $17.2 million in related goodwill.

The results of HBFs’ operations have been included in our consolidated financial statements in the Communication Services segment since April 1, 2008.

Omnium

On May 4, 2007, we completed the acquisition of all of the outstanding shares of Omnium Worldwide, Inc. (“Omnium”) pursuant to the Agreement and Plan of Merger, dated as of April 18, 2007, by and among West Corporation, Platte Acquisition Corp., a wholly owned subsidiary of West Corporation, and Omnium. The purchase price including transaction costs and working capital adjustment, net of cash received of $15.2 million, was approximately $127.1 million in cash and $11.6 million in Company equity (116,160 Class L shares and 929,280 Class A shares). We funded the acquisition with proceeds from the amended senior secured term loan facility and cash on hand. The results of Omnium’s operations have been included in our consolidated financial statements in the Receivables Management segment since May 1, 2007.

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

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of HBF included expansion of our public safety presence within the wireless and Voice-over-Internet Protocol (VoIP) market and margin expansion opportunities due to additional scale and cost savings opportunities.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Omnium included its position in a large and growing market and margin expansion opportunities due to additional scale.

Pro forma

Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and nine months ended September 30, 2008 and 2007 would have been, in thousands, as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue	$598,528	$587,897	$1,770,989	$1,742,848
Net Income (Loss)	$21,740	$(4,985)	$28,604	$(10,017)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the nine months ended September 30, 2008, in thousands:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at December 31, 2007	$555,916	$544,119	$229,943	$1,329,978
Acquisitions	17,870	210,369	—	228,239
Purchase accounting adjustments	295	232	1,159	1,686
Foreign currency translation adjustment	—	(16,057)	—	(16,057)

Balance at September 30, 2008	$574,081	$738,663	$231,102	$1,543,846

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of September 30, 2008			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$476,535	$(175,252)	$301,283	8.3
Technology & Patents	67,331	(24,863)	42,468	11.9
Trade names	54,285	—	54,285	Indefinite
Trade names (finite lived)	8,396	(3,865)	4,531	6.4
Other intangible assets	9,924	(7,567)	2,357	5.7

Total	$616,471	$(211,547)	$404,924

	As of December 31, 2007			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$354,668	$(127,622)	$227,046	9.0
Technology & Patents	64,832	(19,214)	45,618	9.7
Trade names	54,285	—	54,285	Indefinite
Trade names (finite lived)	9,310	(3,157)	6,153	4.4
Other intangible assets	9,865	(6,560)	3,305	5.8

Total	$492,960	$(156,553)	$336,407

Amortization expense for finite lived intangible assets was $23.1 million and $19.0 million for the three months ended September 30, 2008 and 2007, respectively, and $55.9 million and $48.3 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated amortization expense for the intangible assets inclusive of acquisitions for 2008 and the next five years is as follows:

2008	$76.4 million
2009	$65.5 million
2010	$54.7 million
2011	$43.2 million
2012	$36.7 million
2013	$30.6 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the nine and twelve months ended September 30, 2008 and December 31, 2007, respectively, in thousands, were as follows:

	Nine months ended September 30, 2008	Twelve months ended December 31, 2007
Beginning of period	$210,142	$149,657
Purchases, net of putbacks	40,007	127,412
Recoveries, including portfolio sales of $14,488 and $28,848	(137,925)	(212,624)
Revenue recognized	98,027	148,232
Portfolio allowances	(44,076)	(2,535)

Balance at end of period	166,175	210,142
Less: current portion	(52,790)	(77,909)

Portfolio receivables, net of current portion	$113,385	$132,233

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $18.4 million and $10.3 million at September 30, 2008 and December 31, 2007, respectively.

During the nine months ended September 30, 2008, we recorded a $44.1 million reduction in revenue in our Receivables Management segment as an allowance for impairment of purchased accounts receivable, bringing this allowance to $46.6 million at September 30, 2008. This impairment was due to reduced liquidation rates on existing portfolios which we believe was associated with continued weaker economic conditions for consumers which resulted in a weaker than expected collection environment. The valuation allowance was calculated in accordance with SOP 03-3 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	Nine months ended September 30, 2008	Twelve months ended December 31, 2007
Beginning of period balance	$2,535	$—
Additions	44,076	2,535
Recoveries	—	—

Balance at end of period	$46,611	$2,535

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES

Accrued expenses in thousands consisted of the following as of:

	September 30, 2008	December 31, 2007
Interest payable	$64,673	$36,900
Accrued wages	58,078	56,463
Accrued acquisition obligations	33,263	—
Accrued other taxes (non-income related)	22,454	17,921
Accrued settlements	20,539	21,244
Deferred revenue	18,180	23,574
Accrued phone	12,770	21,949
Accrued employee benefit costs	16,720	13,745
Interest rate hedge position	8,358	15,970
Customer deposits	5,182	4,444
Other current liabilities	45,790	32,834

	$306,007	$245,044

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

Senior Secured Revolving Credit Facility

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the margin ranges from 1.75% to 2.50% for LIBOR rate loans, currently priced at (LIBOR plus 2.25% as of September 30, 2008) and the margin ranges from 0.75% to 1.50% for Base Rate loans(Base Rate plus 1.25% as of September 30, 2008). The Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the revolving credit facility during the three months and nine months ended September 30, 2008 was $17.2 million and $8.7 million, respectively. The highest balance outstanding on the revolving credit facility during the three and nine months ended September 30, 2008 was the balance on September 30, 2008, $204.0 million. An additional $20.0 million was borrowed subsequent to September 30, 2008.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Multicurrency revolving credit facility

In May 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, related fees and expenses and for general corporate purposes of the foreign subsidiary. The credit facility matures in three years with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)) (subject to an upward adjustment of up to 0.5% in connection with the syndication of the facility). In September 2008, as permitted based on market conditions, the agreement was amended to increase the margin by 0.375% increasing the margin range to 2.375% to 3.125%. The margin at September 30, 2008 was 3.125%. This facility may rise above $75.0 million due to currency fluctuations and has pay down requirements to $75.0 million at interest reset dates. The effective annual interest rate for the three months ended September 30, 2008 was approximately 8.7%. The effective annual interest rate for this facility from inception to September 30, 2008 was approximately 8.6%. The credit facility also includes a commitment fee of 0.5% on the unused balance and includes certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test. The average outstanding balance of the multicurrency revolving credit facility during the three months ended September 30, 2008 and since its inception was $67.8 million and $70.3 million, respectively. The highest balance outstanding on the multicurrency revolving credit facility during the three months ended September 30, 2008 and since its inception was $70.7 million and $76.5 million, respectively.

Long term Obligations

Long term obligations, in thousands, consist of the following:

	September 30, 2008	December 31, 2007
Senior Secured Term Loan Facility, due 2013	$2,491,753	$2,376,380
Senior Secured Revolving Credit Facility, due 2012	204,019	—
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000
Multicurrency revolving credit facility, due 2011	60,538	—

	3,856,310	3,476,380

Less: current maturities	25,283	23,943

Long term obligations	$3,831,027	$3,452,437

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest Rate Protection

In October 2006 we entered into a three-year interest rate swap to hedge the cash flows from our variable rate debt, which effectively converted the hedged portion to fixed rate debt on our outstanding senior secured term loan facility. In August 2007 we entered into an additional two-year interest rate swap with the same objective of converting the hedged portion to fixed rate debt. In August and September 2008 we entered into three additional three-year interest rate swaps with the same objective of converting the hedged portion to fixed rate debt. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The October 2006 swap agreements hedge notional amounts of $700.0 million and $600.0 million for the two years ending October 23, 2008 and 2009. The August 2007 swap agreements hedge notional amounts of $120.0 million for the twenty-four months ending August 28, 2009. The August 2008 swap agreement hedges notional amounts of $200.0 million for the three years ending August 29, 2011. The September 2008 swap agreements hedge notional amounts of $400.0 million for the three years ending August 29, 2011. At September 30, 2008, our gross fair value liability position was approximately $10.4 million compared to $16.0 million at December 31, 2007. We experienced no ineffectiveness during the three months and nine months ended September 30, 2008 or for the same period in 2007.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income until earnings are affected by the hedged item.

In September and October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, and the fair value of these hedges at September 30, 2008, was $1.6 million and recorded as a reduction to interest expense during the three months ended September 30, 2008. Subsequent changes in fair value of these two hedges will also be recorded in earnings. At June 30, 2008, the Other Comprehensive Loss associated with one of these hedges was $5.3 million. The associated Other Comprehensive Loss for this hedge will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During the three months ended September 30, 2008 $1.4 million of Other Comprehensive Loss and the related deferred income tax asset was reclassified and recorded as interest expense. The second Lehman hedge agreement was entered into during the three months ended September 30, 2008.

The following chart summarizes interest rate hedge transactions, in thousands, effective during 2008 and 2007:

Accounting Method	Effective Dates	Nominal Amount	Fixed Interest Rate	Status
Change in variable cash flow	10/24/07-10/24/08	$700,000	5.0% - 5.01%	Outstanding
Change in variable cash flow	10/24/08-10/24/09	$600,000	5.0% - 5.01%	Outstanding
Change in variable cash flow	8/28/07-8/28/09	$120,000	4.81% - 4.815%	Outstanding
Change in variable cash flow	8/29/08-8/29/11	$200,000	3.532%	Outstanding
Change in variable cash flow	9/29/08-8/29/11	$150,000	3.441%	Outstanding
Change in variable cash flow	9/29/08-8/29/11	$250,000	3.38%	Outstanding

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2008 we entered into a one-year interest rate basis swap overlay to reduce interest expense by taking advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis overlay swaps on certain swaps entered into in October 2006 and August 2007. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments ranging from LIBOR plus 10.5 bps to 12.75 bps. The termination dates and notional amounts match the interest rate swaps noted above. The initial and periodic measurement assessment of hedge effectiveness was performed using regression analysis. At September 30, 2008, our gross fair value asset position was approximately $0.2 million. We recorded approximately $0.2 million as interest expense during the quarter ended September 30, 2008 which represents the amount that these basis swaps were determined to be ineffective.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

		Fair Value Measurements at September 30, 2008 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$12,538	$12,538	$—	$—	$12,538
Interest rate swaps	3,170	—	3,170	—	3,170

Total assets at fair value	$15,708	$12,538	$3,170	$—	$15,708

Liabilities
Trading securities	$12,538	$12,538	$—	$—	$12,538
Interest rate swaps	13,603	—	13,603	—	13,603

Total liabilities at fair value	$26,141	$12,538	$13,603	$—	$26,141

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The following table presents the stock option activity under the EIP for the nine months ended September 30, 2008 and 2007, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007	545,347	2,530,000	$1.64
Granted	(227,500)	227,500	1.64
Canceled	170,000	(170,000)	1.64
Exercised	—	—	—

Balance at September 30, 2007	487,847	2,587,500	$1.64

Balance at January 1, 2008	618,847	2,424,500	$1.64
Granted	(395,000)	395,000	6.36
Canceled	185,000	(185,000)	2.28
Exercised	—	(15,000)	1.64

Balance at September 30, 2008	408,847	2,619,500	$2.31

At September 30, 2008, we expect that 2,522,000 options will vest over the vesting period of the options.

At September 30, 2008, the intrinsic value of vested options was approximately $2.1 million.

The following table summarizes the information on the options granted under the EIP at September 30, 2008:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	2,249,500	8.35	$1.64	441,500	$1.64
6.36	370,000	9.33	6.36	—	—

$1.64 - $6.36	2,619,500	8.49	$2.31	441,500	$1.64

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

At September 30, 2008 and 2007 there was approximately $2.1 million and $2.3 million unrecorded and unrecognized compensation cost related to unvested share based compensation under the EIP, respectively. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

Executive Management Rollover Options

During the three and nine months ended September 30, 2008 there has been no activity with Executive Management Rollover Options. 3,239,721 options are fully vested and outstanding. The aggregate intrinsic value of these options at September 30, 2008 was approximately $45.0 million.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2008 we granted 120,000 shares of restricted stock. We account for the restricted stock grants in accordance with SFAS 123R. The fair value of each share of restricted stock granted under the EIP during the nine months ended September 30, 2008 and 2007 were $6.36 and $1.43, respectively. We have estimated the fair value of EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the 2006 EIP option awards.

At September 30, 2008 and 2007 there was approximately $2.7 million and $3.1 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP, respectively.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options	$155	$138	$420	$399
Restricted stock	202	184	606	552

	$357	$322	$1,026	$951

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

	Three months ended September 30,		Nine months ended September 30,
Amounts in thousands	2008	2007	2008	2007
Net Income	$21,740	$1,921	$28,265	$13,452
Currency translation adjustment	(17,259)	794	(12,304)	1,431
Unrealized gain (loss) on cash flow hedge	3,171	(9,841)	2,451	(6,263)
Reclassification of a cash flow hedge to earnings	995	—	995	—

Total comprehensive income (loss)	$8,647	$(7,126)	$19,407	$8,620

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(amounts in thousands)
Revenue:
Communication Services	$272,395	$273,945	$825,170	$810,915
Conferencing Services	260,855	182,420	686,568	542,237
Receivables Management	66,861	76,453	168,314	211,234
Intersegment eliminations	(1,583)	(1,720)	(4,336)	(4,469)

Total	$598,528	$531,098	$1,675,716	$1,559,917

Depreciation and Amortization
(Included in Operating Income)
Communication Services	$18,296	$31,187	$55,533	$74,108
Conferencing Services	27,303	16,067	62,454	47,707
Receivables Management	4,815	7,002	17,215	15,035

Total	$50,414	$54,256	$135,202	$136,850

Operating Income:
Communication Services	$38,894	$26,556	$102,269	$91,856
Conferencing Services	63,154	45,402	172,712	138,996
Receivables Management	9,258	13,618	(13,408)	40,884

Total	$111,306	$85,576	$261,573	$271,736

Capital Expenditures:
Communication Services	$10,573	$14,275	$36,830	$35,886
Conferencing Services	8,671	9,393	33,573	25,669
Receivables Management	432	2,203	2,580	4,160
Corporate	1,886	919	5,027	8,056

Total	$21,562	$26,790	$78,010	$73,771

	As of September 30, 2008	As of December 31, 2007
	(amounts in thousands)
Assets:
Communication Services	$1,087,384	$1,085,615
Conferencing Services	1,237,432	859,988
Receivables Management	543,727	593,685
Corporate	402,228	307,202

Total	$3,270,771	$2,846,490

As a result of the Genesys acquisition, revenues attributed to foreign countries exceeded 10% for the three months ended September 30, 2008. There is no individual foreign country with revenue greater than 10%. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(amounts in thousands)
Revenue:
North America	$520,700	$496,418	$1,497,721	$1,462,004
Europe, Middle East & Africa (EMEA)	55,778	24,940	128,495	71,828
Asia Pacific	22,050	9,740	49,500	26,085

Total	$598,528	$531,098	$1,675,716	$1,559,917

	As of September 30, 2008	As of December 31, 2007
	(amounts in thousands)
Long-Lived Assets:
North America	$2,253,709	$2,233,276
Europe, Middle East & Africa (EMEA)	259,913	6,555
Asia Pacific	9,250	8,784

Total	$2,522,872	$2,248,615

For the three months ended September 30, 2008 and 2007, our largest 100 clients represented 54% and 58% of our total revenue, respectively. For the nine months ended September 30, 2008 and 2007, our largest 100 clients represented 56% and 57% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended September 30, 2008 and 2007 was approximately 13% and 14% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from AT&T in the nine months ended September 30, 2008 and 2007 was approximately 14% for both periods.

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

Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint which sought relief on behalf of a class of similarly situated individuals, alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The parties entered into a Stipulation of Settlement dated August 19, 2008, which set forth the terms and conditions of a proposed settlement of the litigation including the dismissal of the litigation with prejudice and the entry of a final stipulated judgment. The trial Court on September 5, 2008 preliminarily approved the settlement. The original class definition certified by the Court was conditionally amended and the Court also certified for settlement purposes a nationwide settlement subclass. The settlement hearing is scheduled to be held on December 22, 2008.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant. A class was subsequently certified by the Court. The parties entered into a Stipulation of Settlement dated August 19, 2008 which set forth the terms and conditions of a proposed settlement of the litigation including the dismissal of the litigation with prejudice and the entry of a final stipulated judgment. On September 8, 2008, the Court preliminarily approved the settlement and, among other things, amended the class definition for settlement purposes. The Court scheduled a settlement hearing for December 11, 2008.

As a result of the settlement negotiations during the 4 th quarter of 2007, West recorded a $20 million dollar liability and currently also has a $4.5 million dollar asset for expected insurance proceeds. The parties to the settlement included West Corporation, West Telemarketing Corporation, and West Telemarketing L.P.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff seeks to have the case certified as a collective action under the Fair Labor Standards Act. Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requested that the Court certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. The Court granted the Plaintiff’s Motion for Conditional Certification on May 21, 2008. Individual agents have been sent notice of the suit and have an opportunity to join or not join the suit. After discovery, West will have an opportunity to seek to decertify the class before trial. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

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

In connection with the TOGM financing arrangement, the Company and TOGM formed West Receivables Purchasing, LLC (“West Receivables”), which is owned 82% by a subsidiary of the Company and 18% by TOGM. West Receivables is solely engaged in the purchase of portfolios of receivables from credit originators. To finance its portfolio acquisitions and operations, West Receivables has entered into a credit agreement with TOGM pursuant to which TOGM has agreed to advance (together with capital contributions pursuant to the West Receivables operating agreement) 80% of the purchase price of selected portfolios, limited to $3.0 million per month unless otherwise agreed. West funds the remainder of the purchase price for each portfolio through capital contributions to West Receivables. The West Receivables borrowings are non-recourse, are collateralized by all

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

receivable portfolios within a loan series (as documented by a security agreement between West Receivables and TOGM) and accrue interest at the prime rate plus 3.5%. As of September 30, 2008, there was $1.7 million outstanding under the West Receivables credit agreement bearing a blended interest rate of 8.5%.

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

The material terms of each of the West Receivables transaction documents are substantially consistent with the terms of the corresponding agreements with the third party that had historically acted as our primary source of financing for the purchase of receivables portfolios, provided that (i) the initial interest rate under the West Receivables credit agreement is the prime rate plus 3.5%, while the interest rate under the other third party credit agreement is the prime rate plus 2.75%; (ii) the West Receivables operating agreement provides that West may be obligated to contribute up to 5% of additional capital in respect of underperforming asset pools; and (iii) the overall debt and equity contributions of TOGM represent 80% of the purchase price of asset pools, while the other third party facility provided that the lender’s total debt and equity contributions would represent 85% of the purchase price of asset pools.

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended September 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$470,709	$138,998	$(11,179)	$598,528
COST OF SERVICES	—	216,068	49,597	(11,179)	254,486
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,256)	186,928	47,064	—	232,736

OPERATING INCOME	1,256	67,713	42,337	—	111,306

OTHER INCOME (EXPENSE):
Interest Income	682	(608)	304	—	378
Interest Expense	(37,309)	(31,059)	(5,193)	—	(73,561)
Subsidiary Income	54,860	29,783	—	(84,643)	—
Other	(1,487)	8,812	(8,918)	—	(1,593)

Other income (expense)	16,746	6,928	(13,807)	(84,643)	(74,776)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	18,002	74,641	28,530	(84,643)	36,530
INCOME TAX EXPENSE (BENEFIT)	(3,738)	20,011	(2,930)	—	13,343

INCOME BEFORE MINORITY INTEREST	21,740	54,630	31,460	(84,643)	23,187
MINORITY INTEREST IN NET INCOME	—	—	1,447	—	1,447

NET INCOME	$21,740	$54,630	$30,013	$(84,643)	$21,740

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Nine Months Ended September 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,422,918	$292,472	$(39,674)	$1,675,716
COST OF SERVICES	—	662,012	133,851	(39,674)	756,189
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,520)	561,477	97,997	—	657,954

OPERATING INCOME	1,520	199,429	60,624	—	261,573

OTHER INCOME (EXPENSE):
Interest Income	1,770	(903)	1,302	—	2,169
Interest Expense	(107,202)	(97,266)	(13,456)	—	(217,924)
Subsidiary Income	104,668	23,742	—	(128,410)	—
Other	(2,436)	14,591	(14,622)	—	(2,467)

Other income (expense)	(3,200)	(59,836)	(26,776)	(128,410)	(218,222)
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(1,680)	139,593	33,848	(128,410)	43,351
INCOME TAX EXPENSE (BENEFIT)	(29,945)	35,670	11,616	—	17,341
INCOME BEFORE MINORITY INTEREST	28,265	103,923	22,232	(128,410)	26,010
MINORITY INTEREST IN NET INCOME	—	—	(2,255)	—	(2,255)

NET INCOME	$28,265	$103,923	$24,487	$(128,410)	$28,265

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		September 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,503	$(3,213)	$43,561	$—	$254,851
Trust cash	—	13,908	—	—	13,908
Accounts receivable, net	—	281,140	71,975	—	353,115
Intercompany receivables	11,697	89,449	—	(101,146)	—
Portfolio receivables, current portion	—	2,719	50,071	—	52,790
Other current assets	14,563	47,583	11,089	—	73,235

Total current assets	240,763	431,586	176,696	(101,146)	747,899
Property and equipment, net	64,864	212,309	38,209	—	315,382
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	5,841	107,544	—	113,385
INVESTMENT IN SUBSIDIARIES	322,468	230,952	—	(553,420)	—
GOODWILL	—	1,362,946	180,900	—	1,543,846
INTANGIBLES, net	—	297,963	106,961	—	404,924
OTHER ASSETS	108,241	33,155	3,939	—	145,335

TOTAL ASSETS	$736,336	$2,574,752	$614,249	$(654,566)	$3,270,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,292	$32,365	$10,227	$—	$45,884
Intercompany payables	—	—	101,146	(101,146)	—
Accrued expenses	92,376	135,902	77,729	—	306,007
Current maturities of long term debt	5,134	20,149	—	—	25,283
Current maturities of portfolio notes payable	—	1,432	81,773	—	83,205
Income tax payable	(41,058)	39,051	5,728	—	3,721

Total current liabilities	59,744	228,899	276,603	(101,146)	464,100
PORTFOLIO NOTES PAYABLE, less current maturities	—	251	14,319	—	14,570
LONG TERM OBLIGATIONS, less current maturities	1,805,385	1,965,102	60,540	—	3,831,027
DEFERRED INCOME TAXES	25,684	53,049	23,927	—	102,660
OTHER LONG TERM LIABILITIES	32,656	7,283	617	—	40,556
MINORITY INTEREST	—	—	4,991	—	4,991
CLASS L COMMON STOCK	1,125,908	—	—	—	1,125,908
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,313,041)	320,168	233,252	(553,420)	(2,313,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$736,336	$2,574,752	$614,249	$(654,566)	$3,270,771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,610	$(3,012)	$57,349	$—	$141,947
Trust cash	—	10,358	—	—	10,358
Accounts receivable, net	—	264,946	24,534	—	289,480
Intercompany receivables	80,338	11,382	—	(91,720)	—
Portfolio receivables, current portion	—	—	77,909	—	77,909
Deferred income taxes receivable	27,815	5,903	—	—	33,718
Other current assets	2,541	37,417	4,505	—	44,463

Total current assets	198,304	326,994	164,297	(91,720)	597,875
Property and equipment, net	66,221	215,695	16,729	—	298,645
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	—	132,233	—	132,233
INVESTMENT IN SUBSIDIARIES	72,697	59,683	—	(132,380)	—
GOODWILL	—	1,329,978	—	—	1,329,978
INTANGIBLES, net	—	336,349	58	—	336,407
OTHER ASSETS	122,935	27,938	479	—	151,352

TOTAL ASSETS	$460,157	$2,296,637	$313,796	$(224,100)	$2,846,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,645	$46,256	$8,078	$—	$60,979
Intercompany payables	—	—	91,720	(91,720)	—
Accrued expenses	72,340	158,036	14,668	—	245,044
Current maturities of long-term debt	4,294	19,649	—	—	23,943
Current maturities of portfolio notes payable	—	—	77,219	—	77,219
Income taxes payable	(4,334)	2,398	4,831	—	2,895

Total current liabilities	78,945	226,339	196,516	(91,720)	410,080
PORTFOLIO NOTES PAYABLE, less current maturities	—	—	43,092	—	43,092
LONG-TERM OBLIGATIONS, less current maturities	1,521,910	1,930,527	—	—	3,452,437
DEFERRED INCOME TAXES	31,121	59,745	(92)	—	90,774
OTHER LONG-TERM LIABILITIES	38,534	8,885	104	—	47,523
MINORITY INTEREST	—	—	12,937	—	12,937
CLASS L COMMON STOCK	1,029,782	—	—	—	1,029,782
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,240,135)	71,141	61,239	(132,380)	(2,240,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$460,157	$2,296,637	$313,796	$(224,100)	$2,846,490

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$58,706	$96,351	$155,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(18,987)	(299,214)	(318,201)
Purchase of portfolio receivables, net of collections applied of $39,899	—	(8,467)	8,359	(108)
Purchase of property and equipment	(5,027)	(66,663)	(6,320)	(78,010)
Other	—	403	—	403

Net cash used in investing activities	(5,027)	(93,714)	(297,175)	(395,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	84,000	50,000	75,000	209,000
Net change in revolving bank credit facility	204,019	—	(9,464)	194,555
Repayments of portfolio notes payable, net of proceeds from issuance of notes payable of $31,010	—	1,676	(24,212)	(22,536)
Principal repayments on the senior secured term loan facility	(3,492)	(15,136)	—	(18,628)
Payments on capital lease obligations	—	(776)	—	(776)
Debt issuance costs	(8,019)	—	(2,296)	(10,315)
Other	(29)	—	—	(29)

Net cash provided by financing activities	276,479	35,764	39,028	351,271

Intercompany	(144,559)	(957)	145,516	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2,492	2,492

NET CHANGE IN CASH AND CASH EQUIVALENTS	126,893	(201)	(13,788)	112,904
CASH AND CASH EQUIVALENTS, Beginning of period	87,610	(3,012)	57,349	141,947

CASH AND CASH EQUIVALENTS, End of period	$214,503	$(3,213)	$43,561	$254,851

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$150,718	$31,779	$182,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(291,735)	—	(291,735)
Purchase of portfolio receivables, net of collections applied of $54,570	—	—	(41,922)	(41,922)
Purchase of property and equipment	(8,056)	(58,762)	(6,953)	(73,771)
Other	—	891	—	891

Net cash used in investing activities	(8,056)	(349,606)	(48,875)	(406,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	300,000	—	300,000
Payment to shareholders in exchange of stock	(170,625)	—	—	(170,625)
Payments of portfolio notes payable, net of proceeds from issuance of notes payable of $81,445	—	—	24,101	24,101
Principal repayments on the senior secured term loan facility	(4,297)	(19,321)	—	(23,618)
Payments on capital lease obligations	—	(731)	—	(731)
Debt issuance costs	(2,299)	—	—	(2,299)
Other	(4,772)	—	—	(4,772)

Net cash (used in) provided by financing activities	(181,993)	279,948	24,101	122,056

Intercompany	50,698	(65,670)	14,972	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(353)	(353)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(139,351)	15,390	21,624	(102,337)
CASH AND CASH EQUIVALENTS, Beginning of period	202,610	(13,358)	25,680	214,932

CASH AND CASH EQUIVALENTS, End of period	$63,259	$2,032	$47,304	$112,595

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital and credit facilities for future capital requirements;

•	revenue from our purchased portfolio receivables;

•	our future contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the impact of changes in interest rates;

•	substantial indebtedness incurred in connection with the 2006 recapitalization and acquisitions;

•	and the impact of foreign currency fluctuations.

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

Overview for the Three and Nine Months Ended September 30, 2008

The following overview highlights the areas we believe are important in understanding our results of operations for the three and nine months ended September 30, 2008. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•

On May 22, 2008 we closed the acquisition of Genesys SA (“Genesys”), a global multimedia collaboration service provider, by West International Holdings Limited (“WIH”), the Company’s wholly-owned subsidiary. At June 30, 2008 WIH’s ownership in Genesys was approximately 96.6%. In completing this acquisition during the third quarter of 2008, the remaining minority issued and outstanding shares and stock options were acquired resulting in WIH owning 100% of the outstanding shares of Genesys. Total acquisition costs, including transaction expenses, are expected to be approximately $333.9 million. We funded the acquisition with proceeds from an incremental term loan under our existing credit facility for $134.0 million ($126.2 million, net of fees), a $75.0 million multicurrency revolving credit facility ($72.6 million, net of fees) entered into by InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, a draw of $45.0 million under our existing revolving credit facility and cash on hand.

•

In May 2008, West and InterCall, Inc., a West subsidiary entered into Amendment No. 3 (the “Third Amendment”) to our senior secured credit agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans.

•

In May 2008 InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, pay related fees and expenses and for general corporate purposes of the foreign subsidiary.

•

On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. USAC’s decision ordered InterCall to submit the appropriate forms, including previously due forms, within 60 days of the administrator’s decision. On February 1, 2008 InterCall filed an appeal of the USAC decision. (In the matter of InterCall, Inc Appeal of Decision of the USAC and Request for Waiver, CC Docket No. 96-45.) On February 5, 2008 InterCall filed a petition to stay the USAC decision. (In the matter of InterCall Inc.’s Petition for Stay of the Decision of the Universal Service Administrative Company, WCB Docket No. 96-45). On March 19, 2008, we were provided a copy of a letter from the FCC to USAC, requesting USAC to hold in abeyance for 90 days its decision against InterCall, pending further FCC action. On June 19, 2008 the FCC extended the temporary abeyance until July 1, 2008. On June 30, 2008 the FCC ordered that stand-alone providers of audio bridging services have a direct USF contribution obligation. The FCC ordered that conferencing providers begin to submit the appropriate forms to USAC beginning August 1, 2008, and the order specifically stated that it would not apply retroactively. We filed our initial report of revenue with USAC on August 1, 2008.

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

•

During the first and second quarter the Receivables Management segment recorded impairment charges aggregating $44.1 million to establish a valuation allowance against the carrying value of portfolio receivables as a result of reduced liquidation rates on existing portfolios associated with weaker economic conditions.

•

Consolidated revenues increased 12.7% and 7.4% for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. This increase was derived primarily from the acquisitions of WNG, TeleVox, Omnium, HBF and Genesys.

•

Operating income increased 30.1% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was partially attributable to the acquisition of Genesys and organic growth in the Conferencing Services segment. Operating income decreased 3.7% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease was partially attributable to the impairment charges of $44.1 million, recorded in the Receivables Management segment during the first and second quarter.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Revenue: For the third quarter of 2008, revenue improved $67.4 million, or 12.7%, to $598.5 million from $531.1 million for the third quarter of 2007. For the nine months ended September 30, 2008, revenue improved $115.8 million, or 7.4%, to $1,675.7 million from $1,559.9 million for the nine months ended September 30, 2007. The increase in revenue for the three and nine months ended September 30, 2008 included $59.5 million and $121.3 million from the acquisitions of WNG, TeleVox, Omnium, HBF and Genesys. These acquisitions closed on February 1, 2007, March 1, 2007, May 4, 2007, April 1, 2008 and May 22, 2008, respectively. In accordance with paragraph 48 of SFAS No. 141 “Business Combinations”, an accounting date of May 1, 2007 was used for the Omnium acquisition.

For the three months ended September 30, 2008 and 2007, our largest 100 clients represented 54% and 58% of our total revenue, respectively. For the nine months ended September 30, 2008 and 2007, our largest 100 clients represented 56% and 57% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended September 30, 2008 and 2007 was approximately 13% and 14% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from AT&T in the nine months ended September 30, 2008 and 2007 was approximately 14% for both periods.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Revenue in thousands:
Communication Services	$272,395	$273,945	$(1,550)	-0.6%	$825,170	$810,915	$14,255	1.8%
Conferencing Services	260,855	182,420	78,435	43.0%	686,568	542,237	144,331	26.6%
Receivables Management	66,861	76,453	(9,592)	-12.5%	168,314	211,234	(42,920)	-20.3%
Intersegment eliminations	(1,583)	(1,720)	137	8.0%	(4,336)	(4,469)	133	3.0%

Total	$598,528	$531,098	$67,430	12.7%	$1,675,716	$1,559,917	$115,799	7.4%

Communication services revenue for the third quarter of 2008 declined $1.6 million, or 0.6%, to $272.4 million from $273.9 million for the third quarter of 2007. The decrease in revenue for the three months ended September 30, 2008 is partially due to a reduction in call volumes for many financial industry clients in our dedicated agent services. The reduction in revenue was partially offset by increases in revenue in our business-to-business services, emergency communication infrastructure systems and services and notification services. Also, the acquisition of HBF accounted for $1.2 million of revenue. For the nine months ended September 30, 2008, communication services revenue improved $14.3 million, or 1.8%, to $825.2 million from $810.9 million for the nine months ended September 30, 2007. The increase in revenue for the nine months ended September 30, 2008 is primarily due to the acquisitions of WNG, TeleVox and HBF, which collectively accounted for $10.1 million of this increase.

Conferencing services revenue for the third quarter of 2008 improved $78.4 million, or 43.0%, to $260.9 million from $182.4 million for the third quarter of 2007. The increase in revenue for the three months ended September 30, 2008 was due to organic growth of $20.1 million and the acquisition of Genesys which accounted for $58.3 million of the increase. For the nine months ended September 30, 2008, conferencing services revenue improved $144.3 million, or 26.6%, to $686.6 million from $542.2 million for the nine months ended September 30, 2007. The increase in revenue for the nine months ended September 30, 2008 included $84.3 million from the acquisition of Genesys.

Receivables management revenue for the third quarter of 2008 declined $9.6 million, or 12.5%, to $66.9 million from $76.5 million for the third quarter of 2007. During 2008 our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts has been significantly reduced. Purchases of portfolio receivables were $5.0 million and $40.0 million for the three months and nine months ended September 30, 2008, respectively. This is $56.5 million less in the nine months ended September 30, 2008 than the same period in 2007. As a result of this lower purchase activity, our ability to collect and recognize revenue has been adversely affected.

For the nine months ended September 30, 2008, receivables management revenue decreased $42.9 million, or 20.3%, to $168.3 million from $211.2 million for the nine months ended September 30, 2007. The decrease in revenue for the nine months ended September 30, 2008 is primarily due to the $44.1 million impairment charge to increase the valuation allowance against the carrying value of portfolio receivables as a result of reduced liquidation rates on existing portfolios. The valuation allowance was calculated in accordance with SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. Partially offsetting the decrease in revenue was an increase in revenue from the acquisition of Omnium of $26.9 million.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $26.2 million, or 11.5%, in the third quarter of 2008 to $254.5 million, from $228.3 million for the comparable period of 2007. As a percentage of revenue, cost of services improved to 42.5% for the third quarter of 2008, compared to 43.0% for the comparable period in 2007. Cost of services increased $84.6 million, or 12.6%, in the nine months ended September 30, 2008 to $756.2 million from $671.6 million for the comparable period in 2007. As a percentage of revenue, cost of services increased to 45.1% for the nine months ended September 30, 2008, compared to 43.1% for the comparable period in 2007.

Cost of Services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2008	% of Revenue	2007	% of Revenue	Change	% Change	2008	% of Revenue	2007	% of Revenue	Change	% Change
In thousands:
Communication Services	$127,655	46.9%	$125,954	46.0%	$1,701	1.4%	$402,111	48.7%	$373,158	46.0%	$28,953	7.8%
Conferencing Services	92,963	35.6%	68,491	37.5%	24,472	35.7%	250,627	36.5%	200,660	37.0%	49,967	24.9%
Receivables Management	34,303	51.3%	34,964	45.7%	(661)	-1.9%	104,991	62.4%	101,099	47.9%	3,892	3.8%
Intersegment eliminations	(435)	NM	(1,100)	NM	665	NM	(1,540)	NM	(3,317)	NM	1,777	NM

Total	$254,486	42.5%	$228,309	43.0%	$26,177	11.5%	$756,189	45.1%	$671,600	43.1%	$84,589	12.6%

NM—Not Meaningful

Communication services costs of services increased $1.7 million, or 1.4%, in the third quarter of 2008 to $127.7 million from $126.0 million for the third quarter of 2007. The increase in cost of services for the three months ended September 30, 2008, included $0.5 million in cost of services from the acquisition of HBF. As a percentage of revenue, communication services cost of services increased to 46.9% for the third quarter of 2008, compared to 46.0% for the comparable period in 2007. Communication services costs of services increased $29.0 million, or 7.8%, in the nine months ended September 30, 2008 to $402.1 million from $373.2 million for the nine months ended September 30, 2007. The increase in cost of services for the nine months ended September 30, 2008 reflected $3.4 million in cost of services from the acquisitions of WNG, TeleVox and HBF. As a percentage of revenue, communication services cost of services increased to 48.7% for the nine months ended September 30, 2008, compared to 46.0% for the comparable period in 2007. Lower consumer call volumes resulting from an economic slowdown are causing lower labor efficiencies. Rising labor and benefit costs contributed to the increase in our cost of sales percentage for the three and nine months ended September 30, 2008.

Conferencing services cost of services for the third quarter of 2008 increased $24.5 million, or 35.7%, to $93.0 million from $68.5 million for the third quarter of 2007. As a percentage of revenue, conferencing services cost of services improved to 35.6% for the third quarter of 2008, compared to 37.5% for the comparable period in 2007. Conferencing services cost of services for the nine months ended September 30, 2008 increased $50.0 million, or 24.9%, to $250.6 million from $200.7 million for the nine months ended September 30, 2007. As a percentage of revenue, conferencing services cost of services improved to 36.5% for the nine months ended September 30, 2008, compared to 37.0% for the comparable period in 2007. The increase in cost of services for the three and nine months ended September 30, 2008 included $15.0 million and $22.8 million, respectively from the acquisition of Genesys, which we completed on May 22, 2008.

Receivables management cost of services for the third quarter of 2008 decreased $0.7 million, or 1.9%, to $34.3 million from $35.0 million for the third quarter of 2007. As a percentage of revenue, receivables management cost of services increased to 51.3% for the third quarter of 2008, compared to 45.7% for the comparable period in 2007. Purchases of new receivable portfolios are down significantly from last year. As a result, a greater proportion of 2008 collections come from older receivable portfolios that have a higher cost of collection. Receivables management cost of services for the nine months ended September 30, 2008 increased $3.9 million, to $105.0 million from $101.1 million for the nine months ended September 30, 2007. As a percentage of revenue, receivables management cost of services increased to 62.4% for the nine months ended September 30, 2008, compared to 47.9% for the comparable period in 2007. The increase in cost of services as a percentage of revenue for the nine months ended September 30, 2008 was driven primarily by the $44.1 million portfolio receivable impairment charge recorded as a reduction of revenue in the first two quarters of 2008.

Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $15.5 million, or 7.1%, to $232.7 million for the third quarter of 2008, from $217.2 million for the comparable period of 2007. This increase included $36.2 million from acquisitions. As a percentage of revenue, SG&A expenses improved to 38.9% of revenue for the third quarter of 2008 compared to 40.9% for the comparable period of 2007.

SG&A expenses increased by $41.4 million, or 6.7%, to $658.0 million for the nine months ended September 30, 2008 from $616.6 million for the comparable period of 2007. This increase included $72.7 million from acquisitions. As a percentage of revenue, SG&A expenses improved to 39.3% for the nine months ended September 30, 2008, compared to 39.5% for the comparable period of 2007.

Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2008	% of Revenue	2007	% of Revenue	Change	% Change	2008	% of Revenue	2007	% of Revenue	Change	% Change
In thousands:
Communication Services	$105,846	38.9%	$121,435	44.3%	$(15,589)	-12.8%	$320,791	38.9%	$345,901	42.7%	$(25,110)	-7.3%
Conferencing Services	104,738	40.2%	68,527	37.6%	36,211	52.8%	263,229	38.3%	202,581	37.4%	60,648	29.9%
Receivables Management	23,299	34.8%	27,871	36.5%	(4,572)	-16.4%	76,730	45.6%	69,252	32.8%	7,478	10.8%
Intersegment eliminations	(1,147)	NM	(620)	NM	(527)	NM	(2,796)	NM	(1,153)	NM	(1,643)	NM

Total	$232,736	38.9%	$217,213	40.9%	$15,523	7.1%	$657,954	39.3%	$616,581	39.5%	$41,373	6.7%

NM—Not Meaningful

Communication services SG&A expenses decreased by $15.6 million, or 12.8%, to $105.8 million for the third quarter of 2008 from $121.4 million for the third quarter 2007. This reduction of SG&A was partially due to $12.9 million in lower depreciation and amortization charges. In the three months ended September 30, 2007 we recorded an $8.8 million impairment charge to fully impair the goodwill associated with a majority-owned unrestricted subsidiary in the communication services segment. As a percentage of revenue, communication services SG&A expenses improved to 38.9% for the third quarter of 2008 compared to 44.3% for the comparable period of 2007.

Communication services SG&A expenses decreased by $25.1 million, or 7.3%, to $320.8 million for the nine months ended September 30, 2008 from $345.9 million for the nine months ended September 30, 2007. This reduction of SG&A was partially due to $18.6 million in lower depreciation and amortization charges. The decrease in SG&A for the nine months ended September 30, 2008 included $6.4 million of expenses from the acquisitions of WNG, TeleVox and HBF. As a percentage of revenue, communication services SG&A expenses improved to 38.9% for the nine months ended September 30, 2008, compared to 42.7% for the comparable period of 2007.

Conferencing services SG&A for the third quarter of 2008 increased $36.2 million, or 52.8%, to $104.7 million from $68.5 million for the third quarter 2007. The increase in SG&A for the three months ended September 30, 2008 included $35.3 million from the acquisition of Genesys. As a percentage of revenue, conferencing services SG&A expenses increased to 40.2% for the third quarter of 2008 compared to 37.6% for the comparable period of 2007. Conferencing services SG&A for the nine months ended September 30, 2008 increased $60.6 million, or 29.9%, to $263.2 million from $202.6 million for the nine months ended September 30, 2007. The increase in SG&A for the nine months ended September 30, 2008 included $51.1 million from the acquisition of Genesys, $13.7 million of which was for the amortization of finite lived intangible assets. As a percentage of revenue, conferencing services SG&A expenses increased to 38.3% for the nine months ended September 30, 2008, compared to 37.4% for the comparable period of 2007.

Receivables management SG&A for the third quarter of 2008 declined $4.6 million, or 16.4%, to $23.3 million from $27.9 million for the third quarter 2007. As a percentage of revenue, receivables management SG&A improved to 34.8% for the third quarter of 2008, compared to 36.5% for the comparable period in 2007. Receivables management SG&A for the nine months ended September 30, 2008, increased $7.5 million, or 10.8%, to $76.7 million from $69.3 million for the nine months ended September 30, 2007. As a percentage of revenue, receivables management SG&A increased to 45.6% for the nine months ended September 30, 2008, compared to 32.8% for the comparable period in 2007. The increase in SG&A as a percentage of revenue was driven primarily by the $44.1 million portfolio receivable impairment charge as a reduction to revenue recorded in the first two quarters of 2008.

Operating income: Operating income improved by $25.7 million, or 30.1%, to $111.3 million for the third quarter of 2008 from $85.6 million for the comparable period of 2007. As a percentage of revenue, operating income improved to 18.6% for the third quarter of 2008, compared to 16.1% for the corresponding period in 2007.

Operating income declined by $10.2 million, or 3.7%, to $261.6 million for the nine months ended September 30, 2008, from $271.7 million for the comparable period of 2007. As a percentage of revenue, operating income declined to 15.6% for the nine months ended September 30, 2008, compared to 17.4% for the corresponding period in 2007.

Operating income by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2008	% of Revenue	2007	% of Revenue	Change	% Change	2008	% of Revenue	2007	% of Revenue	Change	% Change
In thousands:
Communication Services	$38,894	14.3%	$26,556	9.7%	$12,338	46.5%	$102,269	12.4%	$91,856	11.3%	$10,413	11.3%
Conferencing Services	63,154	24.2%	45,402	24.9%	17,752	39.1%	172,712	25.2%	138,996	25.6%	33,716	24.3%
Receivables Management	9,258	13.8%	13,618	17.8%	(4,360)	-32.0%	(13,408)	-8.0%	40,884	19.4%	(54,292)	-132.8%

Total	$111,306	18.6%	$85,576	16.1%	$25,730	30.1%	$261,573	15.6%	$271,736	17.4%	$(10,163)	-3.7%

Communication services operating income improved $12.3 million, or 46.5%, to $38.9 million for the third quarter of 2008 from $26.6 million for the third quarter 2007. As a percentage of revenue, communication services operating income improved to 14.3% for the third quarter of 2008, compared to 9.7% for the corresponding period in 2007. Communication services operating income improved $10.4 million, or 11.3%, to $102.3 million for the nine months ended September 30, 2008 from $91.9 million for the comparable period of 2007. As a percentage of revenue, communication services operating income improved to 12.4% for the nine months ended September 30, 2008, compared to 11.3% for the corresponding period in 2007.

Conferencing services operating income for the third quarter of 2008 improved $17.8 million, or 39.1%, to $63.2 million from $45.4 million for the third quarter 2007. As a percentage of revenue, conferencing services operating income declined to 24.2% for the third quarter of 2008, compared to 24.9% for the corresponding period in 2007. Conferencing services operating income for the nine months ended September 30, 2008 improved $33.7 million, or 24.3%, to $172.7 million from $139.0 million for the nine months ended September 30, 2007. As a percentage of revenue, conferencing services operating income declined to 25.2% for the nine months ended September 30, 2008, compared to 25.6% for the corresponding period in 2007.

Receivables management operating income for the third quarter of 2008 declined $4.4 million, or 32.0%, to $9.3 million from $13.6 million for the third quarter 2007. As a percentage of revenue, receivables management operating income declined to 13.8% for the third quarter of 2008, compared to 17.8% for the comparable period in 2007. Receivables management operating income (loss) for the nine months ended September 30, 2008 declined $54.3 million, or 132.8%, to ($13.4) million from $40.9 million for the nine months ended September 30, 2007. As a percentage of revenue, receivables management operating income declined to (8.0%) for the nine months ended September 30, 2008, compared to 19.4% for the comparable period in 2007. The decrease in operating income for the nine months ended September 30, 2008 was driven primarily by the impairment charge of $44.1 million recorded to establish a valuation allowance against the carrying value of portfolio receivables in our Receivables Management segment during the first two quarters of 2008.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the third quarter of 2008 was ($74.8) million, compared to ($83.3) million for the third quarter of 2007. Other income (expense) for the nine months ended September 30, 2008 was ($218.2) million, compared to ($238.9) million for the nine months ended September 30, 2007. The change in other expense for the three and nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to interest expense on increased outstanding debt offset by lower interest rates in 2008 than we experienced during the comparable period in 2007.

Minority interest (income): We had minority interest expense of $1.4 million and minority interest income of ($2.3) million for the three and nine months ended September 30, 2008, respectively, compared to minority interest expense of $4.1 million and $12.3 million in the comparable 2007 periods. The portfolio receivable impairment recorded in the first half of 2008 caused a $14.0 million reduction in minority interest expense.

Net income: Net income improved by $19.8 million for the third quarter of 2008 to $21.7 million from net income of $1.9 million for the third quarter of 2007. Net income increased by $14.8 million, or 110.1%, for the nine months ended September 30, 2008 to $28.3 million from net income of $13.5 million for the nine months ended September 30, 2007.

Net income includes a provision for income tax expense at an effective rate (income tax expense divided by income before income tax and minority interest) of approximately 36.5% and 40.0% for the three and nine months ended September 30, 2008, respectively, compared to an effective tax rate of approximately (167.2%) and 21.7% for the same periods in 2007, respectively. During the three and nine months ended September 30, 2007, the Company made a decision to dispose of its ownership interest in a majority-owned subsidiary, which allowed for tax recognition of the loss from disposal. This recognition resulted in a reversal of a valuation allowance ($4.7 million and $2.8 million, respectively) against accumulated capital losses from an investment in a majority-owned subsidiary not consolidated for tax purposes.

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Nine Months Ended September 30,			% Change
	2008	2007	Change
Net cash provided by operating activities	$155,057	$182,497	$(27,440)	-15.0%
Net cash used in investing activities	$(395,916)	$(406,537)	$10,621	2.6%
Net cash flows provided by financing activities	$351,271	$122,056	$229,215	187.8%

Net cash flow from operating activities declined $27.4 million, or 15.0%, to $155.1 million for the nine months ended September 30, 2008, compared to net cash flows from operating activities of $182.5 million for the comparable period in 2007. The decrease in net cash flows from operating activities is primarily due to an increase in accounts receivable and decreases in accounts payable, accrued interest payable and accrued expenses.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 54 days at September 30, 2008. At September 30, 2007 the days sales outstanding was 54 days.

Net cash used in investing activities was lower by $10.6 million, or 2.6%, to $395.9 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $406.5 million for the nine months ended September 30, 2007. We invested $318.2 million for the acquisitions and related transaction costs of HBF and Genesys during the nine months ended September 30, 2008 compared to $278.4 million in acquisition costs invested for the acquisitions of WNG, TeleVox and Omnium during the nine months ended September 30, 2007. During the nine months ended September 30, 2007 we settled the $10.9 million final earn out obligation for the acquisition of Attention, LLC. We invested $78.0 million in capital expenditures during the nine months ended September 30, 2008 compared to $73.8 million for the nine months ended September 30, 2007. The capital expenditures in 2008 were mainly related to telephone switching equipment, computer hardware and software additions and upgrades. Investing activities during the nine months ended September 30, 2008 included the purchase of receivable portfolios for $40.0 million and cash proceeds applied to the amortization of receivable portfolios of $39.9 million, compared to $96.5 million for the purchase of receivable portfolios and $54.6 million of cash proceeds applied to the amortization of receivable portfolios during the nine months ended September 30, 2007.

Net cash flow from financing activities increased $229.2 million, or 187.8%, to $351.3 million for the nine months ended September 30, 2008, compared to net cash flow from financing activities of $122.1 million for the comparable period in 2007. During the nine months ended September 30, 2008 net proceeds from the term loan add-on of the senior secured credit facility and the multicurrency revolving credit facility were $198.9 million and were used to finance the Genesys acquisition. During September 2008 we drew $179.0 million under our Senior Secured Revolving Credit Facility and we drew an additional $20.0 million subsequent to September 30, 2008. With Lehman Commercial Paper, Inc. (“LCPI”) serving as the administrative agent of this credit facility and, in light of their recent bankruptcy filing, the Company determined that additional borrowings on the revolving senior secured credit facility to be held as cash on hand were prudent to help provide near term liquidity in the event the administrative agent is unable to act or allow borrowings in the ordinary course. The Company believes is has sufficient liquidity to conduct it normal operations. During the nine months ended September 30, 2007, the Company paid approximately $183.9 million to settle an appraisal rights claim brought by a former shareholder in connection with the Company’s recapitalization. During the nine months ended September 30, 2008, net cash flow used in financing activities was primarily for payments on portfolio notes payable of $53.5 million. During the nine months ended September 30, 2007 payments on portfolio notes payable were $57.3 million. Proceeds from issuance of portfolio notes payable were $31.0 million for the nine months ended September 30, 2008 compared to $81.4 million for the same period in 2007.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2,534.0 million senior secured term loan facility and $250 million senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with a balloon payment at the maturity date of October 24, 2013, of approximately $2,365.3 million. The senior secured term loan facility pricing is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at September 30, 2008), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at September 30, 2008), except for the $134.0 million term loan expansion, which is priced at LIBOR plus 5.0%, and Base Rate plus 4.0% for base rate loans. The LIBOR rate has a floor at 3.50%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.25% at September 30, 2008), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.25% at September 30, 2008). The Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

In May 2008, West and InterCall entered into Amendment No. 3 (the “Third Amendment”) to our senior secured credit agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans. The fees included an underwriting fee of 2.0%, a ticking fee of 4.0% which began on March 14, 2008 and ceased on May 16, 2008 and an original issue discount (“OID”) of 3.0%. The pricing of this debt will be Base Rate (as defined in the senior secured term loan facility) or LIBOR (with a floor of 3.5%) plus margin of 4.0% for Base Rate loans and 5.0% for LIBOR loans. The incremental term loan includes call protection for voluntary or mandatory prepayment or scheduled repayment during the first two years following the borrowing date (5.0% premium during the first year and 2.0% premium during the second year). The estimated effective interest rate for this add-on to the term loan facility is approximately 9.9%. After the expansion of the term loan credit facility, the aggregate facility is $2,534.0 million.

The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility and revolving credit facility during the three and nine months ended September 30, 2008 were 6.42% and 6.59%, respectively, compared to 8.10% during both the three and nine months ended September 30, 2007. The average daily outstanding balance of the revolving credit facility during the three months and nine months ended September 30, 2008 was $17.2 million and $8.7 million, respectively. The highest balance outstanding on the revolving credit facility during the three and nine months ended September 30, 2008 was $204.0 million.

Under the revolving credit facility, LCPI’s total lending commitment as of September 30, 2008 was $28.125 million, $2.2 million of which had been drawn and honored by LCPI. Between September 16 and September 30, 2008, the Company attempted to borrow $235.0 million under the revolving facility, however LCPI failed to fund $26.0 million of its pro-rata commitment. The remaining banks within the revolving credit facility did fund their pro-rata commitment, resulting in $189.0 million of net funds received by the Company at September 30, 2008. One bank completed their funding at $15.0 million and $5.0 million on October 1 and October 2, respectively, for a total revolver draw of $209.0 million. The Company notified LCPI of its default of its commitment under the revolving credit facility and its role as administrative agent under the senior secured credit agreement and has withheld its commitment fees.

Given the recent bankruptcy filing of LCPI, the Company does not expect that LCPI will participate in any future funding requests under the revolving credit facility. While the Company is exploring options to replace Lehman’s commitment within the facility, we cannot guarantee that the Company will be able to obtain such replacement loan commitments from other banks. However, the Company believes that it has sufficient liquidity to conduct its normal operations and does not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on its short-term or long-term liquidity.

In October 2006, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into two two-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At September 30, 2008 we had $1,420.0 million of the outstanding $2,491.8 million senior secured term loan facility hedged at rates from 3.38% to 5.01%. See Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk—Lehman hedges—for a discussion on the impact of Lehman Brothers bankruptcy on two of these interest rate swaps.

In August 2008 we entered into a one-year interest rate basis swap overlay to reduce interest expense to take advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis overlay swaps on our swaps entered into in October 2006 and August 2007. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments ranging from LIBOR plus 10.5 bps to 12.75 bps. The termination dates and notional amounts match the interest rate swaps noted above.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $273.6 million, including the aggregate amount of $42.6 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Multicurrency revolving credit facility

In May 2008 InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, pay related fees and expenses and for general corporate purposes of the foreign subsidiary. The credit facility matures in three years with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)) (subject to an upward adjustment of up to 0.5% in connection with the syndication of the facility). In September 2008 the agreement was amended to increase the margin by 0.375% as permitted based on market conditions by up to 0.5% increasing the margin range to 2.375% to 3.125%. The margin at September 30, 2008 is 3.125%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility for the three months ended September 30, 2008 and from inception through September 30, 2008 was 8.7% and 8.6%, respectively. The credit facility also includes a commitment fee of 0.5% on the unused balance and includes certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test. The average daily outstanding balance of the multicurrency revolving credit facility during the three months ended September 30, 2008 and since its inception was $67.8 million and $70.3 million, respectively. The highest balance outstanding on the multicurrency revolving credit facility during the three months ended September 30, 2008 and since its inception was $70.7 million and $76.5 million respectively.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—The Company is required to comply, on a quarterly basis, with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to consolidated adjusted earnings before interest expense, share based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries (“Adjusted EBITDA”) may not exceed 7.25 to 1.0, and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.5 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2008. These financial covenants will become more restrictive over time. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness; liens; mergers and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; investments, loans and advances; capital expenditures; payment of other debt, including the senior subordinated notes; transactions with affiliates; amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes; and changes in the Company’s lines of business.

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

Multicurrency Revolving Credit Facility—InterCall Conferencing Services Limited is required to comply, on a quarterly basis, with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of InterCall Conferencing Services Limited and its subsidiaries (“InterCall UK Group”) cannot exceed 2.75x tested as of the last day of each of the first full three quarters ending after the utilization date, 2.50x tested as of the last day of each of the next four fiscal quarters and 2.25x tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0x as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, increases over the life of the agreement from £45.0 million in 2008 to £50.0 million in 2010.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

At September 30, 2008 our credit ratings and outlook were as follows:

September 30, 2008
	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2/Stable	B1	B1	Caa1	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B-	B-

(1)	On May 28, 2008 Moody’s affirmed the current ratings with the acquisition of Genesys. On October 24, 2008 Moody’s stated that the Company’s decision to fully draw on its available revolving credit facility has no immediate impact on the Company’s liquidity rating.
(2)	On May 23, 2008, S&P affirmed its current ratings based on the debt added to acquire Genesys.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. In our Form 10-Q for the quarterly period ended June 30, 2008, we updated our contractual obligations disclosure to reflect changes resulting from the Genesys acquisition and the related financing arrangements. In August and September 2008 we entered into three three-year interest rate swaps agreements (cash flow hedge) to convert variable long-term debt to fixed rate debt. We hedged $200.0 million for the three years ending August 29, 2011 at 3.532%, $150.0 million for the three years ending August 29, 2011 at 3.441% and $250.0 million for the three years ending August 29, 2011 at 3.38%. These were the only significant changes to our contractual obligations since our disclosure in Form 10-Q for the quarterly period ended June 30, 2008.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $78.0 million for the nine months ended September 30, 2008. Capital expenditures were $73.8 million for the nine months ended September 30, 2007. We currently estimate our capital expenditures for the remainder of 2008 to be approximately $27.0 to $35.0 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility, discussed above, includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $273.6 million, including the aggregate amount of $42.6 million of principal payments previously made in respect of the term loan facility, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided, we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These standby letters of credit will expire at various dates through June 2010 and are renewed as required. The outstanding commitment on these standby letters of credit at September 30, 2008 was $11.0 million. The standby letters of credit are the only off-balance sheet arrangements we participated in at September 30, 2008.

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

Interest Rate Risk

As of September 30, 2008, we had $2,491.8 million outstanding under our senior secured term loan facility, $204.0 million outstanding under our senior secured revolving credit facility and $60.5 million outstanding under our multicurrency revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $97.8 million outstanding under the portfolio notes payable facilities.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at September 30, 2008 consist of the following:

	Outstanding at variable interest rates (1)	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility	$1,071,753	$1,339.7
Senior Secured Revolving Credit Facility	204,019	255.0
Multicurrency revolving credit facility	60,539	75.7
Portfolio Notes Payable Facilities	97,775	122.2

Variable rate debt	$1,434,086	$1,792.6

(1)	Net of $1,420.0 million interest rate swaps

Lehman Hedges—In October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), filed for bankruptcy. In September 2008 LBSF’s parent and credit support provider, Lehman Brothers Holdings Inc., filed for bankruptcy. Based on these bankruptcy filings we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, and the fair value of these hedges at September 30, 2008, was $1.6 million and recorded as a reduction to interest expense during the three months ended September 30, 2008. Subsequent changes in fair value of these two hedges will also be recorded in earnings. At June 30, 2008, the Other Comprehensive Loss associated with one of these hedges was $5.3 million. The associated Other Comprehensive Loss for this hedge will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During the three months ended September 30, 2008 $1.4 million of Other Comprehensive Loss and the related deferred income tax asset was reclassified and recorded as interest expense. The second Lehman hedge agreement was implemented during the three months ended September 30, 2008. The aggregate notional value of these two hedges at September 30, 2008 was $452.0 million.

Foreign Currency Risk

On September 30, 2008, the Communication Services segment had no material revenue or assets outside the United States. The facilities in Jamaica and the Philippines serve a number of U.S. based clients and while the contracts with these clients are priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency, which represents a foreign exchange exposure.

The Conferencing Services segment conducts business in countries outside of the United States. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not attempt to hedge the foreign currency translations. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the three months ended September 30, 2008 a five percent change in the value of the U.S. dollar relative to the Euro and British Pound would have positively or negatively affected our net operating income by approximately one percent.

At September 30, 2008, our Receivables Management segment operated facilities in the United States only.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President—Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. We acquired Genesys S.A. (“Genesys”) on May 22, 2008, and it represented approximately 13% of our total assets as of September 30, 2008. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Genesys. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, our Chief Executive Officer and Executive Vice President—Chief Financial Officer and Treasurer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint which sought relief on behalf of a class of similarly situated individuals alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The parties entered into a Stipulation of Settlement dated August 19, 2008, which set forth the terms and conditions of a proposed settlement of the litigation including the dismissal of the litigation with prejudice and the entry of a final stipulated judgment. The trial Court on September 5, 2008 preliminarily approved the settlement. The original class definition certified by the Court was conditionally amended and the Court also certified for settlement purposes a nationwide settlement subclass. The settlement hearing is scheduled to be held on December 22, 2008.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant. A class was subsequently certified by the Court. The parties entered into a Stipulation of Settlement dated August 19, 2008 which set forth the terms and conditions of a proposed settlement of the litigation including the dismissal of the litigation with prejudice and the entry of a final stipulated judgment. On September 8, 2008, the Court preliminary approved the settlement and, among other things, amended the class definition for settlement purposes. The Court scheduled a settlement hearing for December 11, 2008.

As a result of the settlement negotiations during the 4th quarter of 2007, West recorded a $20 million dollar liability and currently also has a $4.5 million dollar asset for expected insurance proceeds. The parties to the settlement included West Corporation, West Telemarketing Corporation, and West Telemarketing L.P.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff seeks to have the case certified as a collective action under the Fair Labor Standards Act. Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requested that the Court certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. The Court granted the Plaintiff’s Motion for Conditional Certification on May 21, 2008. Individual agents have been sent notice of the suit and have an opportunity to join or not join the suit. After discovery, West will have an opportunity to seek to decertify the class before trial. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

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

•

We may not be able to borrow under our existing credit facilities and banks that are currently committed to loan the Company under the revolving credit facility may not be able to fulfill these commitments.

•

The Company may not be able to generate sufficient cash to service all of our indebtedness, including the senior notes and senior subordinated notes, and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

•	Given the current illiquid capital markets, we may not be able to borrow additional funds which may adversely affect our acquisition strategy.

•	We may not be able to compete successfully in our highly competitive industries.

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

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

Date: October 29, 2008

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