Form 10-K
period 2008-12-31
WEST CORP
filed 2009-03-03
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

At February 26, 2009, 87,326,374.7 shares of the registrant’s Class A common stock and 9,908,045.5875 shares of the registrant’s Class L common stock were outstanding.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital for future capital requirements;

•	revenue from our purchased portfolio receivables;

•	our future contractual obligations;

•	our purchases of portfolio receivables;

•	our capital expenditures;

•	the cost and reliability of voice and data services;

•	the cost of labor and turnover rates;

•	the impact of changes in interest rates;

•	substantial indebtedness incurred in connection with the 2006 recapitalization and acquisitions; and

•	the impact of foreign currency fluctuations.

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

•

Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, revenue cycle management, collection and recovery solutions for the insurance, financial services, communications and healthcare industries and overpayment identification and claims subrogation to the insurance industry.

We compete in a broad business process outsourcing industry. We have targeted and will continue to selectively seek markets that meet our criteria for size, secular growth and profit potential. Our diverse markets include customer service, sales and marketing, emergency communication infrastructure systems and services, business-to-business sales support, conferencing and accounts receivable management outsourcing, among others. While we compete with a broad range of competitors in each discrete market, we do not believe that any of our competitors provide all of the services we provide in all of the markets we serve. We believe that our reputation for service quality, leading technology and shared services model provide us with significant competitive advantages in the markets we serve. Each of our segments, Communications Services, Conferencing Services and Receivables Management, address several markets within the broader business process outsourcing industry.

Each of our segments builds upon our core competencies of managing technology, telephony and human capital across a broad range of outsourced service offerings. Some of the nation’s leading enterprises use us to manage their most important communications and transactions. Our ability to efficiently and cost-effectively process high volume, complex, voice-related transactions for our clients helps them facilitate effective communications with their customers, reduce operating costs, increase cash flow and improve customer satisfaction. In 2008, our operations managed and processed:

•	More than 16.5 billion telephony minutes;

•	More than 49 million conference calls; and

•	More than 240 million 9-1-1 calls.

We have developed a robust shared services infrastructure, which provides us with the ability to use the same people and equipment to provide services to multiple clients at the same time. We are also able to use these assets and resources across our three operating segments. This shared infrastructure provides us with a highly flexible and capital-efficient operating model, which has been a critical factor in driving our profitability and cash flow.

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

We financed the recapitalization with equity contributions from the Sponsors and the rollover of a portion of the equity interests in the Company held by Gary and Mary West, the founders of West, and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. During 2007, we filed with the Securities and Exchange Commission a Form S-4 Registration Statement to exchange our Senior Notes (the “exchange senior notes”) and our Senior Subordinated Notes (the “exchange senior subordinated notes” and, collectively with the exchange senior notes, the “exchange notes”), for all of our outstanding Senior Notes (the “outstanding senior notes”) and all of our outstanding Senior Subordinated Notes (the “outstanding senior subordinated notes” and, collectively with the outstanding senior notes, the “outstanding notes” and, collectively with the exchange notes, the “notes”), respectively. The terms of the exchange notes are identical to the terms of the outstanding notes except that the exchange notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore, are freely transferable.

Businesses

Communication Services

Our Communication Services segment addresses the broadly-defined outsourced communication solutions, including customer relationship management (“CRM”), emergency communication infrastructure systems and services and automated notification services. The CRM market includes customer care, acquisition, and retention. The emergency communication services market includes the provision of core 9-1-1 infrastructure management and emergency communications services to participants in the telecommunications network, including telecommunications carriers, public safety organizations and government agencies.

Customer Relationship Management Services. The CRM market is driven by companies who wish to outsource their customer service functions and achieve the following objectives:

•	Create a competitive advantage through high-quality services;

•	Reduce fixed and overall customer contact costs;

•	Focus on core competencies;

•	Improve flexibility to handle seasonality and variability in call volume and service levels; and

•	Have access to advanced technology and scalable systems without incurring major capital investments.

To capture the benefits of lower labor costs and the availability of skilled labor, a number of providers have expanded offshore to varying degrees. Some providers, including us, have opted to provide a “best-shore” approach, strategically combining onshore and offshore initiatives on the basis of optimizing cost structure while seeking to maintain or exceed clients’ service level expectations.

Emergency Communications Services. The emergency communication infrastructure systems and services market is characterized by a recurring stream of data management and call transport transactions. The services we provide are primarily sold to regulated telecommunication providers. These services support our clients’ regulatory compliance and public safety mandates. Our clients fund their 9-1-1 obligations in part by a monthly charge on users’ local access bills. Funding for this market is generally less dependent upon economic conditions. Long-term contracts are typical, providing enhanced visibility to future revenue streams. In November 2008, we increased our presence in this estimated $2.3 billion market through the acquisition of IPC Systems, Inc.’s command systems segment, including Positron Public Safety Systems, Inc. (“Positron”). Positron offers fully-integrated, customer premise equipment (“CPE”) public safety solutions that enable Enhanced 9-1-1 call handling, computer-aided dispatching, mapping, automated vehicle location and radio communications capabilities to allow public safety agencies to better coordinate responses to emergency events. The majority of Positron’s revenue is derived from the sale of CPE with integrated licensed software solutions.

The growth of the emergency communication services market is driven by the following factors:

•	Complexity arising from new methods of communications, such as wireless and voice-over-internet protocol;

•	Challenges surrounding competing telecom carriers and their ability to provide in-house or collaborative solutions;

•	New data applications to improve the quality of response from public safety organizations;

•	Addition of new public safety services; and

•	Changes in the regulatory environment related to emergency communications services.

These factors also influence purchases of CPE as regulatory changes, new applications and services and support for new communications technologies accelerate the need for new CPE.

Automated Notification Services. Notification services provide hosted and managed automated notification solutions helping companies acquire, care for, grow and retain customers by enabling frequent, proactive and relevant customer contacts on a scale and at a price-point superior to traditional contact methods. Our notification solutions range from simple to the most complex customized products, all of which enable our customers to increase revenue, reduce costs and improve their clients’ satisfaction. Our patented Preference Management technology allows customers to manage and deliver automated personalized communications at times and through delivery channels (voice, text messaging, email and fax) specified by our customers. We entered this market ten years ago. In 2007, we increased our presence in this estimated $4 billion market through the acquisitions of CenterPost Communications, Inc. (now known as West Notifications Group Inc.) (“WNG”) in February and TeleVox Software, Incorporated (“TeleVox”) in March. WNG is now a leading provider of Preference Management solutions across many industries. TeleVox delivers patient communication notifications to clients in the healthcare market. We delivered over 307 million notifications calls and 60 million data messages in 2008. We generally are paid for these services on a per minute or per message basis.

Service Offerings.

We are one of the largest providers of outsourced communications services in the United States and were named the 2008 North American Contact Center Outsourcing Company of the Year by Frost & Sullivan and the winner of the 2008 CRM Service Awards for Outsourcing by CRM Magazine. We provide our clients with a comprehensive portfolio of integrated voice-related services through the following primary services:

•

Agent Services include dedicated and shared agent services. Dedicated agent services provide clients with customized customer contact services that are processed by agents who are trained to handle customer service and sales transactions on a dedicated basis for a particular client. Examples of dedicated agent services include traditional customer care and sales. We generally are paid for these services on a per agent hour or minute basis. Shared agent services combine multiple call center locations and a large pool of remote agents who are trained to handle customer sales or service transactions for multiple clients during the same shift. Our shared agents are trained on our proprietary and some third-party call handling systems, and multiple client-specific applications that are generally less complicated than dedicated agent applications. We gain efficiencies through the sharing of agents across many different client programs. Examples of these services include order processing, lead generation and credit card application processing. We generally are paid for these services on a per minute basis.

We provide our services using a “best-shore” approach, which combines 1) automated customer contact services using our interactive voice response (“IVR”) platform; 2) domestic brick and mortar contact centers; 3) offshore; and 4) home agents. Our Communication Services segment operates contact centers throughout the United States, Jamaica and the Philippines.

Our Work At Home agent service is a remote call handling model that uses employees who work out of their homes. This service offers a number of distinct advantages over alternative call center solutions including a higher quality of service resulting from our ability to attract a more educated agent pool and an extremely efficient model which improves variable labor costs, significantly lowers capital requirements and provides a midpoint price option between domestic agent service and offshore solutions. Frost & Sullivan selected us as the recipient of its 2006 Product Differentiation Innovation Award as a result of our home agent service offering.

•

Hosted and Managed Automated Customer Contact Solutions help clients effectively communicate with their customers through automated technology solutions. These solutions include: custom support of inbound interactive voice response (IVR) applications using speech; automated proactive notifications using voice, text messaging, email and fax; automated voice or email customer surveys; and network based call routing services. We generally are paid for these services on a per minute or per message basis. We also provide ongoing improvements to a client’s automated communication strategy using a full array of analytics services. We generally are paid for these services on a per hour or flat fee basis.

•

Emergency Communication Infrastructure Systems and Services provide the core 9-1-1 infrastructure management and key services to communications service providers and public safety agencies. We are generally paid for services from monthly fees which are recognized in the months services are performed. The traditional CPE sales model involves the licensing of hardware and software to public safety agencies.

•

Business-to-Business Services provide dedicated sales and account management services for some of the nation’s leading companies. These services help our clients drive incremental sales, increase market share and strengthen relationships with their customers. Examples of these services include sales, account management, sales support, order management and lead generation. We generally are paid for these services on a monthly per agent fee, on an hourly rate or a commission basis.

Substantially all of our contacts are inbound, or initiated by the end-user, with the exception of our business-to-business transactions. We specialize in processing large and recurring transaction volumes. We work closely with our clients to accurately project future transaction volumes and meet the needs of our clients. In addition, we believe we differentiate the quality of our services through our ability to understand our clients’ needs and expectations and our ability to meet or exceed them. We maintain quality functions throughout our agent-based and automated service offering organizations.

Sales and Marketing.

We target growth-oriented clients and selectively pursue those with whom, and services with which, we have the greatest opportunity for long-term success. We maintain approximately 110 sales and marketing personnel dedicated to our Communication Services segment. Their goals are to both maximize our current client relationships and expand our existing client base. To accomplish these goals, we attempt to sell additional services to existing clients and to develop new client relationships. We generally pay commissions to sales professionals on both new sales and incremental revenues generated from existing clients.

Competition.

Our Communication Services segment addresses the broadly-defined outsourced communications markets, including CRM and emergency communication infrastructure systems and services. Many clients retain multiple communication services providers, which exposes us to continuous competition in order to remain a preferred vendor. We also compete with the in-house operations of many of our existing and potential clients. The principal competitive factors in our Communication Services segment include, among others, quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients’ needs, capacity, industry-specific experience, technological expertise and price.

Competitors in the CRM industry include call center specialists such as Convergys Corporation and TeleTech Holdings, Inc.; prime contractors such as IBM Corporation and Accenture Ltd.; and international outsourcers such as Infosys Technologies Limited.

The market for wireline and wireless emergency communications solutions is also competitive, The principal competitive factors are the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the wireless market include TeleCommunications Systems, Inc. for the provision of emergency communications data management services to wireless carriers. Competitors in the incumbent local exchange carrier and competitive local exchange carrier markets include internally developed solutions of major carriers. Competition in the CPE market is driven by feature/functionality, ease of use, price, reliability, upgradability, capital replacement and upgrade policies and customer service and support. Competitors in the CPE market include PlantCML, EmergiTech, Inc. and 911-Inc.

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

The conferencing services business enables us to use our existing technology and assets to manage additional transactions for a large and growing market. In 2008, we increased our worldwide presence in this market through the acquisition of Genesys S.A. (“Genesys”), a global conferencing services provider.

Service Offerings.

We are the largest conferencing services provider in the world. In January 2007, Frost & Sullivan awarded us the North American Conferencing Service of the Year Award for our continued growth in market share, revenues, profitability, innovation in the market and commitment to customer satisfaction. InterCall, Inc., a West subsidiary, (“InterCall”) also recently received the 2008 North American Frost & Sullivan Award for Customer Value Enhancement. Our Conferencing Services segment provides our clients with an integrated global suite of collaboration tools including audio, web, and video conferencing. The segment provides four primary services globally:

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

•	Web Conferencing Services allow clients to make presentations and share applications and documents over the Internet. These services are offered through our proprietary products, InterCall Web Meeting and InterCall Unified Meeting, as well as through the resale of WebEx Communications, Inc. and Microsoft Corporation products. Web conferencing services are customized to each client’s individual needs and offer the ability to reach a wide audience. We are generally paid for these services on a per participant minute or per seat license basis.

•

Video Conferencing Services allow clients to experience real time video presentations and conferences. These services are offered through our proprietary product, InterCall Video Conferencing, and can be used for a wide variety of events, including training seminars, sales presentations, product launches and financial reporting calls. We are generally paid for these services on a per participant minute basis.

Unified Communications.

Over the past two years, InterCall continued its focus on combining the different ways people can communicate with each other. This effort is broadly known as Unified Communications. With partners like Microsoft and Cisco and well respected system integrators, InterCall works to integrate the communication services business people rely on today and deliver an experience called “unified meetings”. InterCall’s vision in this market is to provide organizations with options so they can choose the method that is right for them, either to help support and manage on-site systems or to allow connectivity to our hosted services through innovative tools and IP technologies.

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

Sales and Marketing.

We maintain a sales force of approximately 700 personnel that is focused exclusively on understanding our clients’ needs and delivering conferencing solutions. We generally pay commissions to sales professionals on both new sales and incremental revenues generated from existing clients.

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

In connection with the acquisition of the assets of the conferencing business of Sprint in 2005, we entered into a sales and marketing agreement whereby we are the exclusive provider of conferencing services for Sprint. Under this agreement, we have agreed to jointly market and sell conferencing services with Sprint.

We train our meeting consultants to assist clients in using conference calls as a replacement for face-to-face meetings. We believe this service-intensive effort differentiates our conferencing services business from that of our competitors.

Competition.

The Conferencing Services market is highly competitive. The principal competitive factors in our Conferencing Services segment include, among others, range of service offerings, global offerings, price and quality of service. Competitors in this industry range from integrated telecommunications providers, such as AT&T Inc., Verizon Inc. and Global Crossing Ltd., to independent providers, such as WebEx Communications, Inc. and Premiere Global Services, Inc.

Receivables Management

Receivables Management Industry. The accounts receivable management (“ARM”) market includes the purchasing, collection and management of receivables. Collection of delinquent debt is done on a contingent basis (as an agent on behalf of clients) and on a principal basis (purchase of delinquent receivables from clients for subsequent collection by the buyer for its own account). An increasing number of providers offer both contingent/agent and principal services for their clients. Over the past several years, the growth in the ARM market was driven by a number of factors:

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

During 2008, the economic slowdown in the United States resulted in a more difficult collections environment and reduced the extension of consumer and commercial credit. As a result, we decreased our purchases of receivables portfolios during 2008.

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

•

Contingent/Third-Party Collections involves collecting charged-off debt. We are focused on specific industries, such as healthcare, financial services, government, utilities and telecommunications. Our recovery strategy is primarily determined by the age of receivables and the extent of previous collection efforts. We generally are paid for these services based on a percentage of the amounts that we recover.

•

Early Delinquency/First Party Collections supports or replaces a client’s internal accounts receivable department by handling inbound and outbound calls, notice generation and payment processing. We are generally paid for these services on a per call, per minute/hour or per full-time equivalent employee basis.

•

Claims Cost Containment includes health insurance claims overpayment identification, the collection of overpaid amounts, third party liability identification and recovery, Employer Group Size Verification and the prevention of mis-paid claims. Proprietary technology, data modeling and business processes are utilized to improve our clients’ cash flows. We entered this market through the acquisition of Omnium Worldwide, Inc. in 2007. We are generally paid for these services based on a percentage of the amounts we recover.

Competition.

The ARM market is highly competitive and fragmented. Significant competitors in the Receivables Management market include large agencies and debt purchasers such as Portfolio Recovery Associates, Inc., Asset Acceptance Capital Corporation, NCO Group, Inc., GC Services, LP and a host of smaller players throughout the United States. Many clients retain multiple receivables management providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factor in obtaining and retaining clients is the percentage of the receivables that are collected and returned to the client.

Financing of Portfolio Purchases.

We have historically worked with portfolio lenders to finance the purchase of portfolios. The lender would advance the majority of the purchase price of each portfolio and we would fund the remainder. The debt from the lenders accrues interest at an agreed upon, typically variable rate with the lenders also sharing in the profits of the portfolio after collection expenses and the repayment of principal and interest. The debt from the lenders is non-recourse and is collateralized by all receivable portfolios within a loan series.

For further discussion of the results of operations of each of our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The remainder of this section applies to our entire enterprise.

Our Clients

Our clients operate in a wide range of industries, including telecommunications, banking, retail, financial services, technology and healthcare. We derive a significant portion of our revenue from relatively few clients. During the year ended December 31, 2008, our 100 largest clients represented approximately 56% of our revenues, with one client, AT&T, representing approximately 13% of our revenues.

Revenue in our three segments is not significantly seasonal.

Our Personnel and Training

As of December 31, 2008, we had approximately 46,500 total employees, of which approximately 39,700 were employed in the Communication Services segment (including approximately 17,800 home-based, generally part-time employees), 3,600 were employed in the Conferencing Services segment, 2,500 were employed in the

Receivables Management segment and approximately 700 were employed in corporate support functions. Of the total employees, approximately 8,200 were employed in management, staff and administrative positions.

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

Employees of the Company’s subsidiaries in France are represented by local works councils. Employees in France and certain other countries are also covered by the terms of industry-specific national collective agreements. The Company’s employees are not represented by any labor organization in the United States. The Company believes that its relations with its employees and the labor organizations identified above are good.

Our Technology and Systems Development

Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality and integrated solutions. We have made significant investments in reliable hardware systems and integrated commercially available software when appropriate. Because our technology is client focused, we often rely on proprietary software systems developed in-house to customize our services.

Our Facilities and Service Reliability

We recognize the importance of providing uninterrupted service for our clients. We have invested significant resources to develop, install and maintain facilities and systems that are designed to be highly reliable. Our facilities and systems are designed to maximize system availability and minimize the possibility of a service disruption.

Our Network Operations Center

Our Network Operations Center, based in Omaha, Nebraska, operates 24 hours a day, seven days a week and uses both internal and external systems to effectively operate our equipment, people and sites. We interface directly with communications providers and have the ability to immediately allocate call volumes. The Network Operations Center monitors the status of elements of our network on a real-time basis. We monitor for unexpected events such as weather-related situations or high volume calling and we can react appropriately to maintain expected performance. A back-up facility is available, if needed, and is capable of sustaining the critical functionality of the primary Network Operations Center. Personnel are regularly scheduled to work from the back-up facility to ensure the viability of the Network Operations Centers business continuity plan.

Our International Operations

Primarily as a result of the Genesys acquisition, in 2008 revenue and long-lived assets attributed to foreign countries exceeded 10% of our consolidated revenue and total consolidated long-lived assets.

Our Communication Services segment operates facilities in Canada, the Philippines and Jamaica.

Our Conferencing Services segment operates out of facilities in the United States and approximately 22 foreign jurisdictions in North America, Europe and Asia.

Our Receivables Management segment does not operate in any international locations.

For additional information regarding our domestic and international revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included herewith.

Intellectual Property

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. We currently own 77 registered patents, including several that we obtained as part of our past acquisitions. Further, we have 275 pending patent applications pertaining to technology relating to intelligent upselling, transaction processing, call center and agent management, data collection, reporting and verification, conferencing and credit card processing.

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

In addition to healthcare information, our databases contain personal data of our clients’ customers, including credit card and other personal information. Most states as well as the European Union have enacted general privacy legislation requiring notification to consumers in the event of a security breach in or at our systems if the consumers’ personal information may have been compromised as a result of the breach. We have implemented processes and procedures to reduce the risk of security breaches, and have prepared plans to comply with these notification rules should a breach occur.

Telecommunications

Our wholly-owned subsidiary, Intrado Communications Inc. and certain of its affiliates (“Intrado Communications”), are subject to various regulations as a result of their status as a regulated competitive local exchange carrier or an inter-exchange carrier, including regulations adopted under the Telecommunications Act of 1996. The market in which Intrado Communications operates may also be influenced by legislation, regulation, and judicial or administrative determinations which seek to promote competition in local telephone markets, including 9-1-1 service as a part of local exchange service. Local exchange carriers are also responsible for providing subscriber records to emergency service providers under the Wireless Communications and Public Safety Act of 1999 and are subject to various federal and state regulations on wireless carriers that provide Enhanced 9-1-1, or E9-1-1, services, including, but not limited to, regulations imposed by the Federal Communications Commission (“FCC”) in F.C.C. Docket No. 94-102.

Federal laws regulating the provision of traditional telecommunications services may adversely impact our conferencing business. Historically, we have treated our conferencing business as a provider of unregulated information services, and we have not submitted to FCC regulation or other regulations applicable to providers of traditional telecommunications services. On January 15, 2008, the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are toll teleconferencing services and consequently, InterCall is required to report its revenues to USAC and pay universal service on end user telecommunications revenues. Following stays of the USAC order, on June 30, 2008 the FCC ordered that stand-alone providers of audio bridging services have a direct USF contribution obligation. The FCC ordered that conferencing providers begin to submit the appropriate forms to USAC beginning August 1, 2008. The FCC order specifically stated the order would not apply retroactively. We filed our reports of revenue with USAC on August 1, 2008 and November 1, 2008, and expect to continue to file such reports in the future.

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

Debt Collection and Credit Reporting

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

At the state level, most states require that debt collectors be licensed or registered, hold a certificate of authority and/or be bonded. To qualify for such a license or registration, the debt collector may be required to satisfy minimum capital requirements. Due in part to the 2006 recapitalization, we and our debt collection subsidiary have been required to make special arrangements with state regulators to obtain licensure. Failure to comply with license requirements may subject the debt collector to penalties and/or fines. In addition, state licensing authorities, as well as state consumer protection agencies in many cases, have the authority to investigate debtor complaints against debt collectors and to recommend enforcement actions and seek monetary penalties against debt collectors for violations of state or federal laws.

Teleservices

Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act (“TCPA”), enacted in 1991, authorized and directed the FCC to regulate the telemarketing industry. The FCC set forth rules to implement the TCPA. These rules, which have been amended over time, currently place restrictions on the methods and timing of telemarketing sales calls as well as certain calling practices utilized in the accounts receivable management business, including:

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

The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 authorized the FTC to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC’s Telemarketing Sales Rule (“TSR”) became effective in January 1996 and has been amended over time. The TSR applies to most outbound telemarketing calls to consumers and portions of some inbound telemarketing calls. The TSR generally:

•	prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales;

•	subjects a portion of inbound calls to additional disclosure requirements;

•	prohibits the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing;

•	mandates additional disclosure statements relating to certain products or services, and certain types of offers, especially those involving negative option features;

•

establishes additional authorization requirements for payment methods that do not have consumer protections comparable to those available under the Electronic Funds Transfer Act or the Truth in Lending Act, or for telemarketing transactions involving pre-acquired account information and free-to-pay conversion offers;

•	institutes a National “Do-Not-Call” Registry;

•	provides guidelines on maintaining an internal “Do-Not-Call” list and honoring “Do-Not-Call” requests;

•	limits the use of predictive dialers for outbound calls; and

•	restricts the use of pre-recorded message telemarketing calls.

In addition to the federal regulations, there are numerous state statutes and regulations governing telemarketing activities. These include restrictions on the methods and timing of telemarketing calls as well as disclosures required to be made during telemarketing calls and individual state “Do-Not-Call” registries. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Such registration can be time consuming and costly. Many states have an exemption for companies which have securities that are listed on a national securities exchange. As a result of the recapitalization in 2006, our securities are no longer listed on a national securities exchange, and we are therefore unable to avail ourselves of the exemption from state telemarketer registration requirements. In addition, employees who are involved in certain industry-specific sales activity, such as activity regarding insurance or mortgage loans, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those bodies.

The industries that we serve are also subject to varying degrees of government regulation, including laws and regulations, relating to contracting with the government and data security. We are subject to some of the laws and regulations associated with government contracting as a result of our contracts with our clients and also as a result of contracting directly with the United States government and its agencies.

With respect to marketing scripts, we rely on our clients and their advisors to develop the scripts to be used by us in making consumer solicitation, on behalf of our clients. We generally require our clients to indemnify us against claims and expenses arising with respect to the scripts and products which they provide to us.

We specifically train our marketing representatives to handle calls in an approved manner. While we believe we are in compliance in all material respects with all federal and state telemarketing regulations, compliance with all such requirements is costly and time consuming. In addition, nothwithstanding our compliance efforts, any failure on our part to comply with the registration and other legal requirements applicable to companies engaged in telemarketing activities could have an adverse impact on our business. We could become subject to litigation by private parties and governmental bodies, alleging a violation of applicable laws or regulations, which could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of such litigation and enforcement actions.

We discuss the risks associated with governmental regulation in Item 1A “Risk Factors.”

Item 1A.	RISK FACTORS

Recent global economic trends could adversely affect our business, liquidity and financial results.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily, though limiting our access to credit and disrupting our customers’ business. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions (other than Lehman Commercial Paper Inc., which is a defaulting lender under our senior secured credit facilities) syndicated under our senior secured credit facilities will be able to fulfill their commitments, there is no assurance that these institutions will be able to continue to do so, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy or other national economies important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness, including the senior notes and senior subordinated notes, and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes and the senior subordinated notes, and to fund our other liquidity needs.

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

Our current or future indebtedness under our senior secured credit facilities, senior notes and senior subordinated notes could impair our financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our senior secured credit facilities documentation or the indentures that govern the senior notes and senior subordinated notes could result in an event of default that could adversely affect our results of operations.

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

•

the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the senior notes and senior subordinated notes;

•	certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage will increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

•	our ability to capitalize on significant business opportunities and to plan for, or respond to, competition and changes in our business may be limited.

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

The notes and the related guarantees are our and the guarantors’ unsecured obligations, respectively, but our obligations under our senior secured credit facilities and each guarantor’s obligations under its respective guarantee of our senior secured credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including the stock of most of our wholly-owned U.S. subsidiaries and 65% of the stock of our material first-tier non-U.S. subsidiaries. The notes and the guarantees are effectively subordinated to all our and the guarantors’ secured indebtedness to the extent of the value of the assets securing that indebtedness. At December 31, 2008, we were also permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur additional indebtedness under our senior secured credit facilities in an aggregate amount of up to $231.0 million, plus the aggregate amount of principal payments previously made in respect of the term loan facility, which additional indebtedness has the same security and guarantees as the other indebtedness under our senior secured credit facilities. In addition, the notes, subject to some limitations, permit us to incur additional secured indebtedness, and the notes and any related guarantees are effectively junior to any additional secured indebtedness we may incur.

In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure our secured indebtedness will be available to pay obligations on the notes only after all secured indebtedness, together with accrued interest, has been repaid in full from our assets. Likewise, because our senior secured credit facilities are secured obligations, our failure to comply with the terms of our senior secured credit facilities would entitle those lenders to declare all the funds borrowed there under, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on substantially all of our assets which serve as collateral. In this event, our secured lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including holders of the notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of the holders of the notes could be satisfied or, if any assets remained, they might be insufficient to satisfy such claims fully.

The senior notes and senior subordinated notes are structurally subordinated to all indebtedness of our existing or future subsidiaries that do not become guarantors of the senior notes and senior subordinated notes.

Holders of our notes will not have any claim as a creditor against any of our existing subsidiaries that are not guarantors of the notes or against any of our future subsidiaries that do not become guarantors of the notes. In May 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a $75.0 million secured multicurrency revolving credit facility to partially finance the acquisition of Genesys, pay related fees and expenses and for general corporate purposes. Indebtedness incurred under the new facility, as well as other indebtedness and liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will be effectively senior to claims of noteholders against those subsidiaries.

For the year ended December 31, 2008, our non-guarantor subsidiaries collectively represented approximately 17.9% of our revenues, approximately 19.3% of our operating income, approximately 29.7% of our Adjusted EBITDA and approximately 60.7% of our cash flows from operating activities. At December 31, 2008, our non-guarantor subsidiaries collectively represented approximately 15.8% of our total assets and had approximately $135.3 million of outstanding total liabilities, including trade payables, but excluding intercompany liabilities and non-recourse debt, all of which would have been structurally senior to the notes.

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

Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness (including covenants in the indentures governing the notes and our senior secured credit facilities documentation), we could be in default under the terms of those agreements. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed there under to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments there under and cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may need to obtain waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

If we are unable to complete future acquisitions, our business strategy and earnings may be negatively affected.

Our ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing our overall business strategy. We may be unable to identify, finance or complete acquisitions or to do so at attractive valuations. Given the current illiquid capital markets, we may not be able to borrow additional funds which may adversely affect our acquisition strategy.

If we are unable to integrate or achieve the objectives of our recent and future acquisitions, our overall business may suffer.

Our business strategy depends on successfully integrating the assets, operations and corporate functions of businesses we have acquired, including those acquired in the recent acquisitions of HBF Communications, Genesys and Positron, acquired in April, May and November 2008, respectively, and any additional businesses we may acquire in the future. The acquisition of additional businesses involves integration risks, including:

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

We operate or rely upon businesses in numerous countries outside the United States, and in 2008 completed the acquisition of Genesys and Positron, each of which has substantial international operations. We may expand further into additional countries and regions. There are risks inherent in conducting business internationally, including the following:

•	difficulties in staffing and managing international operations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	data privacy laws that may apply to the transmission of our customers’ and employee’s data to the U.S.;

•	localization of our services, including translation into foreign languages and associated expenses;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	potential difficulties in transferring funds generated overseas to the U.S. in a tax efficient manner;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

•	potentially adverse tax consequences.

If we cannot manage our international operations successfully, our business, results of operations and financial condition could be adversely affected.

Changes in foreign exchange rates may adversely affect our revenues and net income attributed to foreign subsidiaries.

The Communication Services and Conferencing Services segments conduct business in countries outside of the United States. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Adverse changes to foreign exchange rates could decrease the value of revenues we receive from our international operations and have a material adverse impact on our business.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. For our international operations, we are obligated to implement processes and procedures to comply with local data privacy regulations. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

We may not be able to adequately protect our proprietary information or technology.

Our success depends in part upon our proprietary information and technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. Third parties may infringe or misappropriate our patents, trademarks, trade names, trade secrets or other intellectual property rights, which could adversely affect our business, results of operations and financial condition, and litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The steps we have taken to deter misappropriation of our proprietary information and technology or client data may be insufficient to protect us, and we may be unable to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, because we operate in many foreign jurisdictions, we may not be able to protect our intellectual property in the foreign jurisdictions in which we operate.

Our technology and services may infringe upon the intellectual property rights of others.

Third parties have asserted in the past and may assert claims against us in the future alleging that we are violating or infringing upon their intellectual property rights. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or reduce or modify our product and service offerings. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

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

Our data and contact centers are exposed to service interruption.

Our outsourcing operations depend on our ability to protect our data and contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, failures of our software, acts of sabotage or terrorism and other emergencies. In the past, natural disasters such as hurricanes have caused significant employee dislocation and turnover in the areas impacted. If we experience temporary or permanent employee dislocation or interruption at one or more of our data or contact centers through casualty, operating malfunction or other events, we may be unable to provide the services we are contractually obligated to deliver. As a result, we may experience a reduction in revenue or be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Any interruptions of this type could result in a prolonged interruption in our ability to provide our services to our clients, and our business interruption and property insurance may not adequately compensate us for any losses we may incur. These interruptions could adversely affect our business, financial condition and results of operations.

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

From time to time, we consider opening new contact centers in order to create the additional capacity necessary to accommodate new or expanded outsourcing projects. However, additional centers may result in idle capacity until any new or expanded program is fully implemented.

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

We face uncertainties relating to the pending litigation described in “Part I, Item 3. Legal Proceedings” and we may not ultimately prevail or otherwise be able to satisfactorily resolve this litigation. In addition, other material suits by individuals or certified classes, claims, or investigations relating to the same or similar matters as those described in this Annual Report on Form 10-K or other aspects of our business, including our obligations to market additional products to our clients’ customers may arise in the future. Furthermore, we generally indemnify our customers against third-party claims asserting intellectual property violations, which may result in litigation. Regardless of the outcome of any of these lawsuits or any future actions, claims or investigations relating to the same or any other subject matter, we may incur substantial defense costs and these actions may cause a diversion of management’s time and attention. Also, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of these proceedings, which could adversely affect our business, results of operations and financial condition. Finally, certain of the outcomes of such litigation may directly affect our business model, and thus our profitability.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

The United States Congress, the FCC, various states and other foreign jurisdictions have promulgated and enacted rules and laws that govern telephone solicitations, the sale and collection of consumer debt and the provision of emergency communication services. As a result, we may be subject to proceedings alleging violation of these rules and laws in the future. Additional rules and laws may require us to modify our operations or service offerings in order to meet our clients’ service requirements effectively, and these regulations may limit our activities or significantly increase the cost of regulatory compliance.

There are numerous state statutes and regulations governing telemarketing activities that do or may apply to us. For example, some states place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Such registration can be time consuming and costly. We specifically train our marketing representatives to handle calls in an approved manner. While we believe we are in compliance in all material respects with all federal and state telemarketing regulations, compliance with all such requirements is costly and time consuming. In addition, notwithstanding our compliance efforts, any failure on our part to comply with the registration and other legal requirements applicable to companies engaged in telemarketing activities could have an adverse impact on our business. We could become subject to litigation by private parties and governmental bodies alleging a violation of applicable laws or regulations, which could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of such litigation and enforcement actions.

A large portion of our revenues are generated from a limited number of clients, and the loss of one or more key clients would result in the loss of net revenues.

Our 100 largest clients represented approximately 56% of our total revenue for the year ended December 31, 2008 with one client, AT&T, accounting for approximately 13% of our total revenue. Subject to advance notice requirements and a specified wind down of purchases, AT&T may terminate certain of its contracts with us with or without cause at any time. If we fail to retain a significant amount of business from AT&T or any of our other significant clients, our business, results of operations and financial condition could be adversely affected.

We serve clients and industries that have experienced a significant level of consolidation in recent years. Additional consolidation could occur in which our clients could be acquired by companies that do not use our services. The loss of any significant client would result in a decrease in our revenues and could adversely affect our business, results of operations and financial condition.

Our contracts generally are not exclusive and typically do not provide for revenue commitments.

We seek to sign multi-year contracts with our clients. However, our contracts generally enable the clients to unilaterally terminate the contract or reduce transaction volumes upon written notice and without penalty, in many cases based on our failure to attain certain service performance levels. The terms of these contracts are often also subject to renegotiation at any time. In addition, most of our contracts are not exclusive and do not ensure that we will generate a minimum level of revenue. Many of our clients also retain multiple service providers with whom we must compete. As a result, the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program.

We may not be able to compete successfully in our highly competitive industries.

We face significant competition in the markets in which we do business and expect that this competition will intensify. The principal competitive factors in our three business segments are technological expertise, service quality, capacity, industry-specific experience, range of service offerings, the ability to develop and implement customized products and services and the cost of services. In addition, we believe there has been an industry trend to move agent-based operations toward offshore sites. This movement could result in excess capacity in the United States, where most of our current capacity exists. The trend towards international expansion by foreign and domestic competitors and continuous technological changes may erode profits by bringing new competitors into our markets and reducing prices. Our competitors’ products, services and pricing practices, as well as the timing and circumstances of the entry of additional competitors into our markets, could adversely affect our business, results of operations and financial condition.

Our Communication Services segment’s business and growth depend in large part on the industry trend toward outsourcing. This trend may not continue, or may continue at a slower pace, as organizations may elect to perform these services themselves. In addition, our Communication Services segment faces risks from technological advances that we may not be able to successfully address.

Our Conferencing Services segment faces technological advances and consolidation which have contributed to pricing pressures. Competition in the web and video conferencing services arenas continues to develop as new vendors enter the marketplace and offer a broader range of conferencing solutions through new technologies, including, without limitation, voice-over-internet-protocol, on-premise solutions, private branch exchange (“PBX”) solutions, unified communications solutions and equipment and handset solutions.

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

Upon the occurrence of specific change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount, plus accrued and unpaid interest. We may not be able to repurchase the notes upon a change of control because we may not have sufficient funds to do so. Further, we are contractually restricted under the terms of our senior secured credit facilities, and may be restricted under the terms of other future senior indebtedness, from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to repurchase notes unless we are able to refinance or obtain waivers under our senior secured credit facilities. In addition, the indenture governing the senior notes does not permit us to repurchase the tendered senior subordinated notes upon a change of control until all senior notes tendered have been repurchased, which increases the possibility that we will not have the funds necessary to repurchase all tendered senior subordinated notes. Our failure to repurchase the notes upon a change of control would cause a default under the indentures governing the notes and a cross-default under our senior secured credit facilities. Our senior secured credit facilities documentation also provides that a change of control, as defined in such documentation, will be a default that permits lenders to accelerate the maturity of borrowings there under and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to repurchase the notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the notes. Any of our future debt agreements may contain similar provisions.

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

Decreases in our collections due to economic conditions in the United States may have an adverse effect on our Receivables Management segment. In addition, changes in expected collection rates on portfolios held by us may cause us to record allowances for impairment against carrying values of these portfolios.

In our Receivables Management segment, we have purchased charged-off consumer receivable portfolios for a percentage of their face amount. Although at the time of acquisition, we expect that the recoveries on the accounts receivable will exceed the amount paid, actual recoveries vary depending on several factors, and may be less than the purchase price paid. Further deterioration in economic conditions in the United States may lead to higher rates of unemployment and personal bankruptcy filings and decrease the ability of consumers to pay their debts and result in a decline in our collections. In addition, revenue in respect of many of the purchased receivable portfolios is recognized based on our estimate of future collections. Although these estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections may differ from our estimates. If collections on portfolios are materially less than estimated, we may be required to record an impairment on our purchased receivables portfolios that could materially adversely affect our financial results. For the year ended December 31, 2008, the Receivables Management segment recorded impairment charges aggregating $76.4 million to establish valuation allowances against the carrying value of portfolio receivables as a result of reduced liquidation rates on existing portfolios associated with weaker economic conditions.

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

If we are unable to purchase charged-off consumer receivables from credit originators and other debt sellers on acceptable terms, in sufficient amounts and on economically reasonable financing terms, our business, results of operations and financial condition could be adversely affected. The availability of portfolios that generate an appropriate return on our investment depends on a number of factors both within and beyond our control, including:

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

Our Communication Services and Receivables Management segments are very labor intensive and experience high personnel turnover. Significant increases in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Moreover, many of our employees are hired on a part-time basis, and a significant portion of our costs consists of wages to hourly workers. Increases in the minimum wage or labor regulation could increase our labor costs. In 2008 the federal minimum wage rate increased and further increases are scheduled to take effect in 2009. Increases in our labor costs, costs of employee benefits or employment taxes could adversely affect our business, results of operations and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our owned corporate headquarters facility is located in Omaha, Nebraska. We also own two other facilities in Omaha, Nebraska used for administrative activities. The headquarters of our three operating segments are located in Omaha, Nebraska, Chicago, Illinois and Marietta, Georgia. Our principal operating locations are noted below.

Operating Segment	Owned / Leased	Principal Activities	Number of States of Operation	Number of Foreign Countries of Operation
Communication Services	Owned	Contact Centers	2	—

Communication Services	Owned	Administration	1	—

Communication Services	Leased	Contact /Automated Voice and Data Processing Centers	19	3

Communication Services	Leased	Administration	10	—

Conferencing Services	Owned	Operator Assisted Conferencing Centers	1	—

Conferencing Services	Owned	Administration	2	—

Conferencing Services	Leased	Operator Assisted Conferencing Centers	2	2

Conferencing Services	Leased	Administration and Sales	16	22

Accounts Receivables Management	Leased	Contact Centers	15	—

Accounts Receivables Management	Leased	Administration	2	—

Communication Services locations in foreign countries include Canada, Jamaica and the Philippines. Conferencing Services has locations in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Norway, Portugal, Singapore, Spain, Sweden and the United Kingdom.

We believe that our facilities are adequate for our current requirements and that additional space will be available as required. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this report for information regarding our lease obligations.

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

Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint which sought relief on behalf of a class of similarly situated individuals, alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The parties entered into a Stipulation of Settlement dated August 19, 2008 which set forth the terms and conditions of a proposed settlement of the litigation including the dismissal of the litigation with prejudice and the entry of a final stipulated judgment. The trial Court on September 5, 2008 preliminarily approved the settlement. The original class definition certified by the Court was conditionally amended and the Court also certified for settlement purposes a nationwide settlement subclass. A final approval hearing was held on December 22, 2008 and on December 23, 2008, the Court entered an order finally approving the settlement and dismissing the case with prejudice. The deadline for class members to submit claims was January 22, 2009. It is anticipated that payments to the claimants should be concluded in the first quarter of 2009.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant. A class was subsequently certified by the Court. The parties entered into a Stipulation of Settlement dated August 19, 2008 which set forth the terms and conditions of a proposed settlement of the litigation including the dismissal of the litigation with prejudice and the entry of a final stipulated judgment. On September 8, 2008, the Court preliminarily approved the settlement and, among other things, amended the class definition for settlement purposes. A final approval hearing was held on December 11, 2008, at which time the Court entered an order finally approving the settlement and dismissing the case with prejudice. The deadline for class members to submit claims was January 12, 2009. It is anticipated that payments to the claimants should be concluded in the first quarter of 2009.

At December 31, 2008 the company had accrued $19.3 million for settlement of the Sanford and Ritt cases. Estimated payments to claimants are $0.8 million and legal fees are $18.5 million.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requested that the Court conditionally certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. The Court granted the Plaintiff’s Motion for Conditional Certification on May 21, 2008. Individual agents were sent notice of the suit and provided an opportunity to join as consenting plaintiffs. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the suit expired in December 2008. Plaintiff Tammy Kerce recently filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and also seeking to add multiple state wage and hour claims on a class basis. West intends to vigorously oppose plaintiff’s Motion to Amend. After discovery, West will have an opportunity to seek to decertify the FLSA class before trial. The Company is currently unable to predict the outcome or reasonably estimate the total possible loss, if any, or range of losses associated with this claim.

CFSC Capital Corp. XXXIV and CVI GVF v. West Receivable Services Inc. et al. On December 31, 2008, CFSC Capital Corp. XXXIV (the “WAP I Lender”) and CVI GVF (the “WAP II Lender;” and, together with the “WAP I Lender,” the “Lenders”), affiliates of Cargill, Inc. and CarVal Investors, served a complaint against West

Receivable Services, Inc. (the “West Member”), West Asset Management, Inc. (the “Servicer”), Worldwide Asset Purchasing, LLC (“WAP I”) and Worldwide Asset Purchasing II, LLC (“WAP II”) in the State District Court in Hennepin County Minnesota.

The Lenders allege that WAP I and WAP II have committed several breaches of contract, including:

(i)	submitting incorrect projections that contained omissions which caused the projections to be materially misleading;

(ii)	incurring legal costs in excess of the amounts described in certain servicing plans; and

(iii)	selling certain asset pools without offering the Lenders an opportunity to bid on such pools.

The Lenders contend that such breaches constitute an event of default for each of the two facilities. The Lenders also allege that the Servicer breached a servicing agreement with the Lenders by paying itself an excessive servicing fee as a result of allegedly including recovered advanced court costs in the calculation of the servicing fee. The Lenders further allege that the West Member has breached a covenant to deliver financial information that fairly presented the financial condition of WAP I and WAP II. In addition, Lenders allege that in its capacity as manager of each of WAP I and WAP II, the West Member has breached its fiduciary duty to the Lenders.

On February 2, 2009, the West Member, the Servicer, WAP I and WAP II served their respective answers and counterclaims against the Lenders. In the answers, the applicable defendants denied the allegations in the complaint. In the counterclaims, the applicable defendants assert a breach of representations and covenants by the Lenders, including:

(i)	the false representation that Lenders and their affiliates were “value-added lenders” with significant expertise in the selection and analysis of debt portfolio purchases; and

(ii)	breach of their respective obligations to fund certain operations of the defendants and to pay certain distributions and fees owed to defendants.

West Member owns a majority interest in each of WAP I and WAP II, while the WAP I Lender owns a minority interest in WAP I and the WAP II Lender owns a minority interest in WAP II. West Member is the manager of both WAP I and WAP II.

West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 23, 2009, there were 62 holders of record of our Class A and/or Class L common stock.

We are subject to certain restrictions regarding the payment of cash dividends to our shareholders under our credit agreement and indentures.

Stock option activity and restricted stock grants under our Executive Incentive Plan for the years ended December 31, 2008 and 2007 and the partial year ended December 31, 2006 are set forth in Note 13 to the Consolidated Financial Statements included elsewhere in this report. During 2008, 8,332 Class A shares were purchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data. The selected consolidated historical operations statement and balance sheet data have been derived from our audited historical consolidated financial statements. Our consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Operations Statement Data:
Revenue	$2,247,434	$2,099,492	$1,856,038	$1,523,923	$1,217,383
Cost of services	1,015,028	912,389	818,522	687,381	541,979
Selling, general and administrative expenses (“SG&A”)	881,586	840,532	800,301	569,865	487,513

Operating income	350,820	346,571	237,215	266,677	187,891
Interest expense	(313,019)	(332,372)	(94,804)	(15,358)	(9,381)
Other income (expense)	(8,621)	13,396	8,144	2,177	3,013

Income before income tax expense and minority interest	29,180	27,595	150,555	253,496	181,523
Income tax expense	11,731	6,814	65,505	87,736	65,762

Income before minority interest	17,449	20,781	85,050	165,760	115,761
Minority interest in net income (loss)	(2,058)	15,399	16,287	15,411	2,590

Net income	$19,507	$5,382	$68,763	$150,349	$113,171

2006 Operations Statement Data includes $78.8 million in recapitalization expenses and $28.7 million in share based compensation in SG&A.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Selected Operating Data:
Net cash flows from operating activities	$280,261	$250,732	$196,638	$276,314	$217,376
Net cash flows used in investing activities	$(597,539)	$(454,946)	$(812,253)	$(297,154)	$(260,743)
Net cash flows from financing activities	$349,091	$131,271	$799,843	$23,197	$48,267
Operating margin (1)	15.6%	16.5%	12.8%	17.5%	15.4%
Net income margin (2)	0.9%	0.3%	3.7%	9.9%	9.3%

(1)	Operating margin represents operating income as a percentage of revenue.
(2)	Net income margin represents net income as a percentage of revenue.

	As of December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Balance Sheet Data:
Working capital	$211,410	$187,795	$128,570	$110,047	$124,766
Property and equipment, net	320,152	298,645	294,707	234,871	223,110
Total assets	3,314,789	2,846,490	2,535,856	1,498,662	1,271,206
Total debt	3,946,127	3,596,691	3,287,246	260,520	258,498
Class L common stock	1,158,159	1,029,782	903,656	—	—
Stockholders’ equity (deficit)	(2,364,379)	(2,240,135)	(2,127,554)	971,868	789,455
Other Financial Data:
Capital Expenditures	$108,765	$103,647	$113,895	$76,855	$59,886
Ratio of earnings to fixed charges (3)	1.1x	1.1x	2.4x	11.5x	12.0x
Debt (4)	$3,857,650	$3,476,380	$3,200,000	$220,000	$230,000

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and minority interest plus fixed charges. Fixed charges include interest expense, amortization of debt issuance costs, and the portion of rental expense representative of the interest factor.
(4)	Debt excludes portfolio notes payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Each of our segments builds upon our core competencies of managing technology, telephony and human capital across a broad range of outsourced service offerings. Some of the nation’s leading enterprises use us to manage their most important communications and transactions. Our ability to efficiently and cost-effectively process high volume, complex, voice-related transactions for our clients helps them facilitate effective communications with their customers, reduce operating costs, increase cash flow and improve customer satisfaction.

Overview of 2008 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2008. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, our consolidated financial statements or our condensed consolidated financial statements and notes thereto included elsewhere in this annual report.

•

On January 15, 2008 the Universal Service Administrative Company’s (“USAC”) “Administrator’s Decision on Contributor Issue” concluded that InterCall’s audio bridging services are telecommunication services and consequently, InterCall is required to report its revenues to USAC and pay a universal service charge on end user telecommunications revenue. On June 30, 2008 the FCC ordered that stand-alone providers of audio bridging services have a direct USF contribution obligation. The FCC ordered that conferencing providers begin to submit the appropriate forms to USAC beginning August 1, 2008. The order specifically stated that it would not apply retroactively. We filed our initial report of revenue with USAC on August 1, 2008.

•

On April 1, 2008 we completed the acquisition of all the outstanding shares of HBF Communications Inc. (“HBF”), an Austin, Texas based company that provides emergency communication solutions to telecommunication service providers and public safety organizations. The purchase price including transactions costs, net of cash received of $0.2 million was approximately $19.0 million and was funded by cash on hand.

•

On May 22, 2008 we closed the acquisition of Genesys SA (“Genesys”), a global conferencing services provider. At June 30, 2008 our ownership in Genesys was approximately 96.6%. In the third quarter of 2008, we acquired the remaining minority issued and outstanding shares and stock options of Genesys. Total acquisition costs, including transaction expenses, are expected to be approximately $321.3 million. We funded the acquisition with proceeds from an incremental term loan under our existing credit facility for $134.0 million ($126.2 million, net of fees), a $75.0 million multicurrency revolving credit facility ($72.6 million, net of fees) entered into by InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, a draw of $45.0 million under our existing revolving credit facility and cash on hand.

•

In May 2008, West and InterCall, Inc., a West subsidiary, entered into Amendment No. 3 (the “Third Amendment”) to our senior secured credit agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans.

•

In May 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, to pay related fees and expenses and for general corporate purposes.

•	On May 21, 2008, we entered into a series of agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM agreed to finance up to 80% of the purchase price of selected receivables portfolios.

•

On November 21, 2008, we closed the acquisition of IPC Information Systems Holdings, Inc., the holding company for IPC Systems, Inc.’s command systems segment, including Positron Public Safety Systems, Inc. (“Positron”). The purchase price including transaction costs, net of cash received of $2.0 million, was approximately $165.3 million in cash. We funded the acquisition with cash on hand.

•

During 2008, the Receivables Management segment recorded impairment charges totaling $76.4 million to establish a valuation allowance against the carrying value of portfolio receivables as a result of reduced liquidation rates on existing portfolios associated with weaker economic conditions.

•

Revenues increased $147.9 million, or 7.0%, in 2008, as compared to the prior year. This increase is after the $76.4 million valuation allowance which was recorded as a revenue reduction. $190.3 million of this increase was derived from acquisitions completed in 2007 and 2008 and $34.0 million was attributable to organic growth.

•

Operating income increased $4.2 million, or 1.2%, in 2008 compared to the prior year. Operating income was significantly affected by the impairment charge of $76.4 million recorded in the Receivables Management segment.

•	Our Adjusted EBITDA increased to $633.6 million in 2008, compared to $584.1 million in 2007, an increase of 8.5%.

For further information regarding the computation of Adjusted EBITDA in accordance with the terms of our credit facilities, see “—Liquidity and Capital Resources—Debt Covenants” below.

Outlook

On February 3, 2009, we announced our 2009 financial outlook. In that announcement, we stated that our revenue expectation is $2,400 million to $2,500 million, expected Adjusted EBITDA is $625 million to $675 million, expected cash flow from operations is $230 million to $275 million and expected capital expenditures are $115 million to $130 million.

The following table sets forth our Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of services	45.2	43.5	44.1
Selling, general and administrative expenses (“SG&A”):
SG&A before recapitalization and share based compensation expense	39.0	39.4	37.4
Recapitalization expense	0.2	0.6	4.2
Share based compensation	—	—	1.5

Total SG&A	39.2	40.0	43.1

Operating income	15.6	16.5	12.8
Other expense	14.3	15.2	4.7

Income before income tax expense and minority interest	1.3	1.3	8.1
Income tax expense	0.5	0.3	3.5
Minority interest	(0.1)	0.7	0.9

Net Income	0.9%	0.3%	3.7%

Years Ended December 31, 2008 and 2007

Revenue: Revenue increased $147.9 million, or 7.0%, to $2,247.4 million in 2008 from $2,099.5 million in 2007. This increase is after the $76.4 million valuation allowance which was recorded as a revenue reduction. $190.3 million of this increase was derived from the acquisitions of WNG, TeleVox, Omnium, HBF, Genesys and Positron. These acquisitions closed on February 1, 2007, March 1, 2007, May 4, 2007, April 1, 2008, May 22, 2008 and November 21, 2008, respectively. In accordance with paragraph 48 of SFAS No. 141 “Business Combinations,” an accounting date of May 1, 2007 was used for the Omnium acquisition.

During 2008 and 2007, revenue from our 100 largest customers included $23.0 million and $13.6 million, respectively, of revenue derived from new clients. During the years ended December 31, 2008 and 2007 our largest 100 clients represented approximately 56% and 57% of revenues, respectively. The aggregate revenue provided by our largest client, AT&T, as a percentage of our total revenue in 2008 and 2007 was approximately 13% and 14%, respectively. No other client accounted for more than 10% of our total 2008 or 2007 revenue.

Revenue by business segment:

	For the year ended December 31,
	2008	% of Total Revenue	2007	% of Total Revenue	Change	% Change
Revenue in thousands:
Communication Services	$1,116,087	49.7%	$1,094,346	52.1%	$21,741	2.0%
Conferencing Services	937,301	41.7%	727,831	34.7%	209,470	28.8%
Receivables Management	200,029	8.9%	283,446	13.5%	(83,417)	-29.4%
Intersegment eliminations	(5,983)	-0.3%	(6,131)	-0.3%	148	-2.4%

Total	$2,247,434	100.0%	$2,099,492	100.0%	$147,942	7.0%

Communication Services revenue increased $21.7 million, or 2.0%, to $1,116.1 million in 2008. The increase is primarily due to the acquisitions of WNG, TeleVox, HBF and Positron, which collectively accounted for $20.4 million of revenue.

Conferencing Services revenue increased $209.5 million, or 28.8%, to $937.3 million in 2008. The increase in revenue included $143.0 million from the acquisition of Genesys. The remaining $66.5 million increase was attributable to organic growth. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with the industry trend which is expected to continue for the foreseeable future.

Receivables Management revenue decreased $83.4 million to $200.0 million in 2008. The decrease in revenue was primarily attributable to the $76.4 million impairment to establish a valuation allowance against the carrying value of portfolio receivables. The valuation allowance was calculated in accordance with SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. During 2007, we recorded a similar $2.5 million impairment charge. Partially offsetting the decrease in revenue was an increase in revenue from the acquisition of Omnium of $26.9 million. During 2008 our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts was significantly reduced. Purchases of portfolio receivables were $45.4 million during 2008 which was $82.0 million less than during 2007. As a result of this lower purchase activity, our ability to collect and recognize revenue has been adversely affected.

Cost of Services: Cost of services represents direct labor, variable telephone expense, commissions and other costs directly related to providing services to clients. Cost of services increased $102.6 million, or 11.2%, to $1,015.0 million in 2008 from $912.4 million in 2007. The increase in cost of services included $60.6 million in costs associated with services offered resulting from the acquisitions of WNG, TeleVox, Omnium, HBF, Genesys and Positron. As a percentage of revenue, cost of services increased to 45.2% for 2008, compared to 43.5% in 2007.

Cost of Services by business segment:

	For the year ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
Cost of services in thousands:
Communication Services	$542,005	48.6%	$510,921	46.7%	$31,084	6.1%
Conferencing Services	336,163	35.9%	271,160	37.3%	65,003	24.0%
Receivables Management	138,834	69.4%	135,198	47.7%	3,636	2.7%
Intersegment eliminations	(1,974)		(4,890)		2,916	-59.6%

Total	$1,015,028	45.2%	$912,389	43.5%	$102,639	11.2%

Communication Services cost of services increased $31.1 million, or 6.1%, in 2008 to $542.0 million. The increase in cost of services reflected $12.3 million in costs from the acquisitions of WNG, TeleVox, HBF and Positron. As a percentage of this segment’s revenue, Communication Services cost of services increased to 48.6% in 2008 compared to 46.7% in 2007. Rising labor and benefit costs contributed to the increase in our cost of sales percentage in 2008.

Conferencing Services cost of services increased $65.0 million, or 24.0%, in 2008 to $336.2 million. The increase in cost of services included $38.4 million in costs associated with services offered resulting from the acquisition of Genesys. The remaining increase is primarily driven by increased revenue volume. As a percentage of this segment’s revenue, Conferencing Services cost of services decreased to 35.9% in 2008 compared to 37.3% in 2007.

Receivables Management cost of services increased $3.6 million, or 2.7%, in 2008 to $138.8 million. The increase in cost of services included $10.0 million in costs associated with services provided from the acquisition of Omnium. As a percentage of this segment’s revenue, Receivables Management cost of services increased to 69.4% in 2008 compared to 47.7% for the comparable period in 2007. The increase in cost of services as a percentage of revenue for 2008 was driven by the $76.4 million portfolio receivable impairment charge recorded as a reduction of revenue. Also, purchases of new receivable portfolios were down significantly from last year resulting in a greater proportion of 2008 collection activity was from older receivable portfolios which have a higher cost of collection.

Selling, General and Administrative Expenses: SG&A expenses increased $41.1 million, or 4.9%, to $881.6 million in 2008 from $840.5 million for 2007. The acquisitions of WNG, TeleVox, Omnium, HBF, Genesys and Positron increased SG&A expense by $102.1 million. In 2008, in accordance with EITF 97-14 (Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested), (“EITF 97-14”) we recorded a $4.9 million reduction in SG&A with the corresponding increase to other income and expense. EITF 97-14 requires that the deferred compensation obligation be classified as a liability and adjusted with the corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to employees.

During the fourth quarter of 2007, management determined that a final settlement to resolve the Sanford and Ritt class actions was probable. See Note 14 of the Notes to Consolidated Financial Statements and Item 3—Legal Proceedings—included elsewhere in this report for information regarding this litigation. As a result of the settlement negotiations, the Communication Services segment recorded a $20.0 million expense accrual and a $5.0 million receivable for expected insurance proceeds. At December 31, 2008 this expense accrual was $19.3 million. The insurance proceeds were received during 2008. As a percentage of revenue, SG&A expenses decreased to 39.2% in 2008, compared to 40.0% in 2007.

Selling, general and administrative expenses by business segment:

	For the year ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
SG&A (in thousands)
Communication Services	$431,358	38.6%	$468,672	42.8%	$(37,314)	-8.0%
Conferencing Services	354,417	37.8%	274,998	37.8%	79,419	28.9%
Receivables Management	99,820	49.9%	98,104	34.6%	1,716	1.7%
Intersegment eliminations	(4,009)		(1,242)		(2,767)	NM

Total	$881,586	39.2%	$840,532	40.0%	$41,054	4.9%

NM—Not meaningful

Communication Services SG&A expenses decreased $37.3 million, or 8.0%, to $431.4 million in 2008. This reduction of SG&A was partially due to $19.4 million in lower depreciation and amortization charges. In 2007 we recorded an $8.8 million impairment charge to fully impair the goodwill associated with a majority-owned unrestricted subsidiary in the communication services segment. The acquisitions of WNG, TeleVox, HBF and Positron increased SG&A expense by $9.0 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 38.6% in 2008 compared to 42.8% in 2007.

Conferencing Services SG&A expenses increased $79.4 million, or 28.9%, to $354.4 million in 2008. SG&A included $77.9 million from the acquisition of Genesys, $18.5 million of which was for the amortization of finite lived intangible assets. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses in 2008 was unchanged from 2007 at 37.8%.

Receivables Management SG&A expenses increased $1.7 million, or 1.7%, to $99.8 million in 2008. As a percentage of this segment’s revenue, Receivables Management SG&A increased to 49.9% in 2008 compared to 34.6% in 2007. The increase in SG&A as a percentage of revenue was driven primarily by the $76.4 million portfolio receivable impairment charge as a reduction to revenue.

Operating Income: Operating income in 2008 increased by $4.3 million, or 1.2%, to $350.8 million from $346.6 million in 2007. As a percentage of revenue, operating income decreased to 15.6% in 2008 compared to 16.5% in 2007.

Operating income by business segment:

	For the year ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
Operating income in thousands
Communication Services	$142,724	12.8%	$114,754	10.5%	$27,970	24.4%
Conferencing Services	246,721	26.3%	181,673	25.0%	65,048	35.8%
Receivables Management	(38,625)	-19.3%	50,144	17.7%	(88,769)	-177.0%

Total	$350,820	15.6%	$346,571	16.5%	$4,249	1.2%

Communication Services operating income in 2008 increased by $28.0 million, or 24.4%, to $142.7 million. As a percentage of this segment’s revenue, Communication Services operating income increased to 12.8% in 2008 compared to 10.5% in 2007.

Conferencing Services operating income in 2008 increased by $65.0 million, or 35.8%, to $246.7 million. The increase in operating income included $26.7 million from the acquisition of Genesys. As a percentage of this segment’s revenue, Conferencing Services operating income increased to 26.3% in 2008, compared to 25.0% in 2007.

Receivables Management operating loss in 2008 was $38.6 million compared to $50.1 million operating income in 2007. The $88.8 million decrease in operating income was due primarily to the impairment charge of $76.4 million recorded to establish a valuation allowance against the carrying value of portfolio receivables. As a percentage of this segment’s revenue, Receivables Management operating income decreased to (19.3%) in 2008 compared to 17.7% in 2007.

Other Income (Expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, the aggregate gain (loss) on debt transactions denominated in currencies other than the functional currency, sub-lease rental income and interest income from short-term investments. Other expense in 2008 was $321.6 million compared to $319.0 million in 2007. Interest expense in 2008 was $313.0 million compared to $332.4 million in 2007. The change in interest expense was primarily due to lower effective interest rates partially offset by increased outstanding debt in 2008 than we experienced during 2007. Interest expense in 2008 also included $17.7 million for interest rate swaps which were determined to be ineffective and therefore did not qualify for hedge accounting treatment. In 2008 we recorded a $5.8 million loss on the Euro-denominated multi currency revolver as the Euro strengthened against the British Pound Sterling, the functional currency of InterCall’s United Kingdom subsidiary. In 2008, in accordance with EITF 97-14 we recorded a $4.9 million reduction in the value of the Rabbi Trust assets with the corresponding increase to other expense.

Minority Interest (Income): We had minority interest income of ($2.1) million in 2008 compared to minority interest expense of $15.4 million in 2007. The portfolio receivable impairment recorded in 2008 caused a $13.0 million reduction in minority interest expense.

Net Income: Net income improved $14.1 million, or 262.4%, to $19.5 million in 2008 compared to $5.4 million in 2007. The increase in net income was due to the factors discussed above for revenues, cost of services, SG&A expense and other income (expense). Net income includes a provision for income tax expense at an effective rate (income tax expense divided by income before income tax and minority interest) of approximately 40.2% for 2008, compared to an effective tax rate of approximately 24.7% in 2007. The difference between the effective tax rate during 2007 and the statutory tax rate is primarily due to higher minority interest pretax income as a percentage of total pretax income and the release of valuation allowances related to losses sustained by an unconsolidated equity investment (for tax purposes) which became deductible for tax purposes upon disposal of the majority owned subsidiary.

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

During 2007 and 2006, revenue from our 100 largest customers included $13.6 million and $15.0 million, respectively, of revenue derived from new clients.

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

Cost of Services: Cost of services represents direct labor, variable telephone expense, commissions and other costs directly related to providing services to clients. Cost of services increased $93.9 million, or 11.5%, to $912.4 million in 2007 from $818.5 million in 2006. The increase in cost of services included $51.2 million in costs associated with services offered resulting from the acquisitions of Intrado, Raindance, InPulse, WNG, TeleVox and Omnium. As a percentage of revenue, cost of services decreased to 43.5% for 2007 compared to 44.1% in 2006.

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

Communication Services cost of services increased $22.0 million, or 4.5%, in 2007 to $510.9 million. The increase in cost of services reflected $28.4 million in costs associated with services offered resulting from the acquisitions of Intrado, InPulse, WNG and TeleVox. As a percentage of this segment’s revenue, Communication Services cost of services decreased to 46.7% in 2007 compared to 47.9% in 2006. The decrease as a percentage of revenue in 2007 was due to the acquisition of Intrado, which historically had a lower percentage of direct costs to revenue than our Communication Services segment results.

Conferencing Services cost of services increased $60.3 million, or 28.6%, in 2007 to $271.2 million. The increase in cost of services included $5.1 million in costs associated with services offered resulting from the acquisition of Raindance. The remaining increase is primarily driven by increased revenue volume. As a percentage of this segment’s revenue, Conferencing Services cost of services increased to 37.3% in 2007 compared to 34.7% in 2006. The increase in cost of services as a percentage of revenue is primarily due to downward pricing pressure on the revenue rate per minute, increased foreign sales which have higher costs of sales and increased video equipment sales which has lower margins than other conferencing services.

Receivables Management cost of services increased $11.2 million, or 9.0%, in 2007 to $135.2 million. The increase in cost of services reflected $17.7 million in cost of services from the acquisition of Omnium. As a percentage of this segment’s revenue, Receivables Management cost of services decreased to 47.7% in 2007 compared to 52.9%, for the comparable period in 2006. This decrease as a percentage of revenue is partially due to the acquisition of Omnium, which has a lower cost of services as a percentage of revenue than our historical receivables management segment.

Selling, General and Administrative Expenses: SG&A expenses increased $40.2 million, or 5.0%, to $840.5 million in 2007 from $800.3 million for 2006. The acquisitions of Intrado, Raindance, InPulse, WNG, TeleVox and Omnium increased SG&A expense by $106.8 million. Total share based compensation expense (“SBC”) recognized during 2007 was $1.3 million compared to $28.7 million in 2006. This reduction in share based compensation was the result of our recapitalization on October 24, 2006. On that date, the vesting of all outstanding equity and stock options awards were accelerated and such awards were exchanged for a cash payment. The stock compensation expense recognized in 2007 results from grants made under the 2006 Executive Incentive Plan. In 2006 we also recognized $78.8 million in expenses associated with our recapitalization. During the fourth quarter of 2007, management determined that a final settlement which will resolve the Sanford and Ritt class actions is probable. See Note 14 of the Notes to Consolidated Financial Statements and Item 3—Legal Proceedings—included elsewhere in this report for information regarding this litigation. As a result of the settlement negotiations, the Communication Services segment recorded a $15.0 million accrual, net of $5.0 million of expected insurance proceeds. As a percentage of revenue, SG&A expenses decreased to 40.0% in 2007 compared to 43.1% in 2006.

As set forth below for 2006, base selling, general and administrative expense by business segment excludes recapitalization expense and SBC and is a non-GAAP measure. Management believes these measures provide an alternative presentation of results that more accurately reflects on-going operations without the distorting effects of the recapitalization expense and SBC items. The following table includes reconciliations for 2006 selling, general and administrative expense by business segment excluding the recapitalization expense and SBC to reported selling, general and administrative expense.

Selling, general and administrative expenses by business segment:

	For the year ended December 31,					Reported 2006	% of Revenue	Change	% Change
	2007	% of Revenue	Base SG&A	Recap. Expense	SBC
SG&A (in thousands)
Communication Services	$468,672	42.8%	$388,760	$36,337	$17,125	$442,222	43.3%	$26,450	6.0%
Conferencing Services	274,998	37.8%	236,378	34,003	6,847	277,228	45.6%	(2,230)	-0.8%
Receivables Management	98,104	34.6%	68,547	8,495	4,766	81,808	34.9%	16,296	19.9%
Intersegment eliminations	(1,242)		(957)	—	—	(957)		(285)	NM

Total	$840,532	40.0%	$692,728	$78,835	$28,738	$800,301	43.1%	$40,231	5.0%

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

Receivables Management SG&A expenses increased $16.3 million, or 19.9%, to $98.1 million in 2007. The increase in SG&A for 2007 reflected $32.7 million from the acquisition of Omnium. Total SBC recognized during 2007 was $0.2 million compared to $4.8 million in 2006. We also recognized $8.5 million in expenses associated with our recapitalization in 2006. As a percentage of this segment’s revenue, Receivables Management SG&A decreased to 34.6% in 2007 compared to 34.9% in 2006. SG&A before recapitalization expense and SBC was $68.5 million or 29.2% of this segment’s revenue in 2006.

Operating Income: Operating income in 2007 increased by $109.4 million, or 46.1%, to $346.6 million from $237.2 million in 2006. As a percentage of revenue, operating income increased to 16.5% in 2007 compared to 12.8% in 2006 primarily due to the recapitalization and SBC costs incurred in 2006 and the factors discussed above for revenue, cost of services and SG&A expenses.

As set forth below for 2006, base operating income by business segment excludes recapitalization expense and SBC and is a non-GAAP measure. Management believes these measures provide an alternative presentation of results that more accurately reflects on-going operations without the distorting effects of the recapitalization expense and SBC items. The following table includes reconciliations for 2006 operating income by business segment excluding the recapitalization expense and SBC to reported operating income.

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

Communication Services operating income in 2007 increased by $25.7 million, or 28.8%, to $114.8 million. The increase in operating income was due primarily to recapitalization expenses and SBC in 2006, as previously discussed. This increase in operating income was partially offset by the previously discussed net $15.0 million litigation accrual. As a percentage of this segment’s revenue, Communication Services operating income increased to 10.5% in 2007 compared to 8.7% in 2006. Operating income before recapitalization expense and SBC was $142.5 million, or 14.0%, of this segment’s revenue in 2006.

Conferencing Services operating income in 2007 increased by $62.2 million, or 52.1%, to $181.7 million. The increase in operating income included $6.9 million from the acquisition of Raindance. As a percentage of this segment’s revenue, Conferencing Services operating income increased to 25.0% in 2007 compared to 19.7% in 2006. Operating income before recapitalization expense and SBC was $160.3 million, or 26.4%, of this segment’s revenue in 2006.

Receivables Management operating income in 2007 increased by $21.4 million, or 74.6% to $50.1 million. The increase in operating income was due primarily to recapitalization expenses and SBC in 2006, previously discussed. As a percentage of this segment’s revenue, Receivables Management operating income increased to 17.7% in 2007 compared to 12.2% in 2006. Operating income before recapitalization expense and SBC was $42.0 million, or 17.9%, of this segment’s revenue in 2006.

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

Minority Interest: Our portfolio receivable lenders own a minority interest in several portfolio purchasing subsidiaries. The minority interest in the earnings of these subsidiaries for 2007 was $15.4 million compared to $17.1 million for 2006.

Net Income: Net income decreased $63.4 million, or 92.2%, to $5.4 million in 2007 compared to $68.8 million in 2006. The decrease in net income was due to the factors discussed above for revenues, cost of services, SG&A expense and other income (expense). Net income includes a provision for income tax expense at an effective rate of approximately 24.7% for 2007 compared to 43.5% in 2006. The difference between the effective tax rate during 2007 and the statutory tax rate is primarily due to higher minority interest pretax income as a percentage of total pretax income and the release of valuation allowances related to losses sustained by an unconsolidated equity investment (for tax purposes) which became deductible for tax purposes upon disposal of the majority owned subsidiary. The 2006 effective income tax rate was impacted by approximately $40.0 million of recapitalization transaction costs which we expect to be non-deductible for income tax purposes.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, purchase of portfolio receivables, minority interest distributions, interest payments, tax payments and the repayment of principal on debt.

Year Ended December 31, 2008 compared to 2007

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2008	2007	Change	% Change
Net cash provided by operating activities	$280,261	$250,732	$29,529	11.8%
Net cash used in investing activities	$(597,539)	$(454,946)	$(142,593)	-31.3%
Net cash flows from financing activities	$349,091	$131,271	$217,820	165.9%

Net cash flow from operating activities in 2008 increased $29.5 million, or 11.8%, to $280.3 million compared to net cash flows from operating activities of $250.7 million in 2007. The increase in net cash flows from operating activities is primarily due to improved operating income excluding the impact of the $76.4 million non-cash impact of the allowance for impairment of purchased accounts receivable. This increase was partially offset by a reduction in accounts payable and accrued expenses.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risks, was 54 days at December 31, 2008 after removing the impact of Positron which was acquired on November 21, 2008. Throughout the year, DSO ranged from 52 to 58 days. At December 31, 2007, the days sales outstanding were 50 days and ranged from 50 to 52 days during the year. Due to its higher concentration of international clients, Genesys has traditionally had higher DSO than our other subsidiaries.

Net cash used in investing activities in 2008 increased $142.6 million, or 31.3%, to $597.5 million compared to net cash used in investing activities of $454.9 million in 2007. The increase in cash used in investing activities was due to $493.6 million of acquisition costs incurred in 2008 primarily for the acquisitions of HBF, Genesys and Positron compared to $291.8 million of acquisition costs incurred in 2007 primarily for the acquisitions of WNG, TeleVox and Omnium. We invested $105.4 million in capital expenditures during 2008 compared to $103.6 million invested in 2007. Investing activities in 2008 and 2007 included the purchase of receivable portfolios for $45.4 million and $127.4 million, respectively. Investing activities in 2008 also included cash proceeds applied to amortization of receivable portfolios of $46.4 million compared $66.9 million in 2007.

Net cash flow from financing activities in 2008 increased $217.8 million, or 165.9%, to $349.1 million compared to net cash flow from financing activities of $131.3 million for 2007. During 2008 net proceeds from the term loan add-on of the senior secured credit facility and the multicurrency revolving credit facility were $198.7 million and were used to finance the Genesys acquisition. During 2008 we drew $224.0 million under our Senior Secured Revolving Credit Facility and repaid $15.8 million on our multi currency revolving credit facility. In November 2008, we used $167.0 million to purchase Positron. During 2007 proceeds from the expansion of our senior secured term loan facility were $300.0 million and were used to finance the WNG, TeleVox and Omnium acquisitions. In 2007 the Company settled an appraisal rights claim brought by a former shareholder in connection with the Company’s recapitalization for $48.75 per share, the same amount received in the recapitalization by all other former public shareholders of the Company, for a total settlement amount of

$170.6 million plus interest at 8.25% for a total of approximately $13.3 million. During 2008, net cash from financing activities was partially offset by payments on portfolio notes payable of $64.9 million compared to $75.7 million in 2007. Proceeds from issuance of portfolio notes payable in 2008 were $33.1 million compared to $108.8 million in 2007. Based on current market conditions, we expect fewer portfolio receivable purchases in 2009.

The Company believes it has sufficient liquidity to conduct its normal operations.

Year Ended December 31, 2007 compared to 2006

On December 31, 2007 the outstanding balance on the indebtedness incurred in connection with the recapitalization and the amendments to the senior secured term loan facility in February and May 2007 to finance the WNG, TeleVox and Omnium acquisitions was $2.376 billion. The senior secured term facility is subject to scheduled annual amortization of 1% with quarterly payments and with variable interest at 2.375% over the selected LIBOR. Our senior secured revolving credit facility providing financing of up to $250.0 million had a $0 balance outstanding on December 31, 2007. On December 31, 2007 our $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016 were outstanding. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year. Interest payments commenced on April 15, 2007.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2007	2006	Change	% Change
Net cash provided by operating activities	$250,732	$196,638	$54,094	27.5%
Net cash used in investing activities	$(454,946)	$(812,253)	$357,307	44.0%
Net cash flows from financing activities	$131,271	$799,843	$(668,572)	-83.6%

Net cash flow from operating activities in 2007 increased $54.1 million, or 27.5%, to $250.7 million compared to net cash flows from operating activities of $196.6 million in 2006. The increase in net cash flows from operating activities is primarily due to improved collections on accounts receivable and increases in amortization and accounts payable. Decreases in share based compensation, deferred tax expense and accrued expenses partially offset the increase in operating cash flows.

DSO was 50 days at December 31, 2007, and ranged from 50 to 52 days during the year. At December 31, 2006, days sales outstanding was 51 days and ranged from 49 to 51 days during the year.

Net cash used in investing activities in 2007 decreased $357.3 million, or 44.0%, to $454.9 million compared to net cash used in investing activities of $812.3 million in 2006. The decrease in cash used in investing activities was due to $291.8 million of acquisition costs incurred in 2007 primarily for the acquisitions of WNG, TeleVox and Omnium compared to $643.7 million of acquisition costs incurred in 2006 primarily for the acquisitions of Intrado, Raindance and InPulse. We invested $103.6 million in capital expenditures during 2007 compared to $113.9 million invested in 2006. The decrease in capital expenditures was primarily due to the purchase in 2006 of a building for $30.5 million which we previously leased under a synthetic lease arrangement. Investing activities in 2007 also included the purchase of receivable portfolios for $127.4 million and cash proceeds applied to amortization of receivable portfolios of $66.9 million compared to $114.6 million and $59.4 million, respectively, in 2006.

Net cash flow from financing activities in 2007 decreased $668.6 million, or 83.6% to $131.3 million compared to net cash flow from financing activities of $799.8 million for 2006. During 2007 proceeds from the expansion of our senior secured term loan facility were $300.0 million and were used to finance the WNG, TeleVox and Omnium acquisitions. On September 21, 2007 the Company settled an appraisal rights claim brought by a former shareholder in connection with the Company’s recapitalization for $48.75 per share, the same amount received in the recapitalization by all other former public shareholders of the Company for a total settlement amount of $170.6 million plus interest at 8.25% for a total of approximately $13.3 million. Also, during 2007, net cash from financing activities was partially offset by payments on portfolio notes payable of $75.7 million compared to $51.1 million in 2006. Proceeds from issuance of portfolio notes payable in 2007 were $108.8 million compared to $97.9 million in 2006. In 2006 the primary sources of financing were $3.2 billion of proceeds from the new debt and bonds, $725.8 million in equity proceeds from the sponsors and proceeds and related tax benefits of $69.3 million from our stock-based employee benefit programs in connection with our recapitalization. $2,910.5 million of the recapitalization transaction proceeds were used to acquire the common stock and stock options in the recapitalization. The proceeds were also used to pay off the $663.3 million balance of our previous revolving credit facility, including accrued interest. Debt acquisition costs incurred in 2006 were $109.6 million.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2,534.0 million senior secured term loan facility and $250 million senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with a balloon payment at the maturity date of October 24, 2013 of approximately $2,365.3 million. The senior secured term loan facility pricing is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at December 31, 2008), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at December 31, 2008), except for the $134.0 million term loan expansion, which is priced at LIBOR plus 5.0%, and Base Rate plus 4.0% for base rate loans. The LIBOR rate has a floor at 3.50%. The rate at December 31, 2008 is Base Rate plus 4.0% or 7.25%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio. The grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at December 31, 2008) and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at December 31, 2008). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

In September 2008, Lehman Brothers, Inc. filed for bankruptcy protection. Our revolving credit facility is administered by Lehman Commercial Paper, Inc. (“LCPI”). In October 2008, LCPI also filed for bankruptcy protection. These events have affected the availability of our revolving credit facility as LCPI has not funded $26.0 million of their commitment. We are working to establish a new administrative agent.

In May 2008, West and InterCall entered into Amendment No. 3 (the “Third Amendment”) to our senior secured credit agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans. The pricing of this debt is Base Rate (as defined in the senior secured term loan facility) or LIBOR (with a floor of 3.5%) plus margin of 4.0% for Base Rate loans and 5.0% for LIBOR loans. The incremental term loan includes call protection for voluntary or mandatory prepayment or scheduled repayment during the first two years following the borrowing date (5.0% premium during the first year and 2.0% premium during the second year). The effective interest rate for this add-on to the term loan facility is approximately 9.5%. After the expansion of the term loan credit facility, the aggregate facility is $2,534.0 million.

The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2008 and 2007 were 6.56% and 8.03%, respectively. The average daily outstanding balance of the revolving credit facility during 2008 was $63.0 million. The highest balance outstanding on the revolving credit facility during 2008 was $224.0 million. The senior secured revolving credit facility was not used in 2007.

In October 2006, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into two two-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At December 31, 2008 we had $1,320.0 million of the outstanding $2,485.4 million senior secured term loan facility hedged at rates from 3.38% to 5.01%. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk—Lehman hedges—for a discussion on the impact of Lehman Brothers bankruptcy on two of these interest rate swaps.

In August 2008 we entered into a one-year interest rate basis swap overlay to reduce interest expense to take advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis overlay swaps on our swaps entered into in October 2006 and August 2007. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments ranging from LIBOR plus 10.5 basis points to 12.75 basis points The termination dates and notional amounts match the interest rate swaps noted above.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $279.6 million, including the aggregate amount of $48.6 million of principal payments previously made in respect of the term loan facility. The availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions. We have not pursued increasing this facility due to the current credit market environment.

Multicurrency revolving credit facility

In May 2008 InterCall Conferencing Services Limited, a foreign subsidiary of InterCall (“ICSL”), entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, to pay related fees and expenses and for general corporate purposes. The credit facility is secured by substantially all of the assets of ICSL, and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures on May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)) (subject to an upward adjustment of up to 0.5% in connection with the syndication of the facility). In September 2008 the agreement was amended to increase the margin by 0.375%, as permitted based on market conditions increasing the margin range to 2.375% to 3.125%. The margin at December 31, 2008 was 2.75%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility from inception through December 31, 2008 was 8.7%. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test. The average daily outstanding balance of the multicurrency revolving credit facility since its inception was $63.7 million. The highest balance outstanding on the multicurrency revolving credit facility since its inception was $76.5 million.

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

On and after October 15, 2010, the Company may redeem the senior notes in whole or in part, at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 15 of each of the years indicated below:

Year	Percentage
2010	104.750
2011	102.375
2012 and thereafter	100.000

Until October 15, 2009, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of senior notes issued by it at a redemption price equal to 109.50% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the sum of the aggregate principal amount of senior notes originally issued under the senior indenture and any additional notes issued under the senior indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

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

On and after October 15, 2011, the Company may redeem the senior subordinated notes in whole or in part at the redemption prices (expressed as percentages of principal amount of the senior subordinated notes to be redeemed) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior subordinated notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 15 of each of the years indicated below:

Year	Percentage
2011	105.500
2012	103.667
2013	101.833
2014 and thereafter	100.000

Until October 15, 2009, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of senior subordinated notes issued by it at a redemption price equal to 111% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior subordinated notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings (as defined in the senior subordinated indenture); provided that at least 65% of the sum of the aggregate principal amount of senior subordinated notes originally issued under the senior subordinated indenture and any additional notes issued under the senior subordinated indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

From time to time, the Company may repurchase outstanding senior subordinated notes in open market or privately negotiated transactions on terms to be determined at the time of such repurchase.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—The Company is required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to consolidated adjusted earnings before interest expense, share based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, impairments and other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries (“Adjusted EBITDA”) may not exceed 7.0 to 1.0, and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.5 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2008. These financial covenants will become more restrictive over time. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of the Company’s capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes and changes in the Company’s lines of business.

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

Senior Notes—The senior notes contain covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with the Company’s affiliates and designate the Company’s subsidiaries as unrestricted subsidiaries.

Senior Subordinated Notes—The senior subordinated indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with the Company’s affiliates and designate the Company’s subsidiaries as unrestricted subsidiaries.

Multicurrency Revolving Credit Facility—InterCall Conferencing Services Limited is required to comply on a quarterly basis with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of InterCall Conferencing Services Limited and its subsidiaries (“InterCall UK Group”) cannot exceed 2.75x tested as of the last day of each of the first full three quarters ending after the utilization date, 2.50x tested as of the last day of each of the next four fiscal quarters and 2.25x tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0x as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, increases over the life of the agreement from £45.0 million in 2008 to £50.0 million in 2010.

Our failure to comply with these debt covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our senior secured credit facilities or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indentures that govern the notes. Our senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

If we cannot make scheduled payments on our debt, we will be in default, and as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

Adjusted EBITDA—The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity, we use Adjusted EBITDA, which we define as earnings before interest expense, share based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, impairments and other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries, or “Adjusted EBITDA.” EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented as we understand certain investors use it as one measure of our historical ability to service debt. Adjusted EBITDA is also used in our debt covenants, although the precise adjustments used to calculate Adjusted EBITDA included in our credit facility and indentures vary in certain respects among such agreements and from those presented below. Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to cash flow from operations.

	For the year ended December 31,
(amounts in thousands)	2008	2007	2006	2005	2004
Cash flows from operating activities	$280,261	$250,732	$196,638	$276,314	$217,376
Income tax expense	11,731	6,814	65,505	87,736	65,762
Deferred income tax (expense) benefit	26,446	8,917	(9,300)	2,645	(6,177)
Interest expense	313,019	332,372	94,804	15,358	9,381
Allowance for impairment of purchased accounts receivable	(76,405)	—	—	—	—
Non cash loss on hedge agreements	(17,679)	—	—	—	—
Unrealized loss on foreign denominated debt	(5,558)	—	—	—	—
Minority interest in earnings, net of distributions	9,178	(2,234)	2,814	(1,721)	(1,406)
Provision for share based compensation	(1,404)	(1,276)	(28,738)	(538)	—
Debt amortization	(15,802)	(14,671)	(3,411)	(858)	(1,216)
Other	(107)	195	(876)	(699)	(48)
Excess tax benefit from stock options exercised	—	—	50,794	—	—
Changes in operating assets and liabilities, net of business acquisitions	4,064	(53,461)	(2,180)	(15,313)	3,611

EBITDA	527,744	527,388	366,050	362,924	287,283

Minority interest (a)	(2,058)	15,399	16,287	15,411	2,590
Provision for share based compensation (b)	1,404	1,276	28,738	538	—
Acquisition synergies and transaction costs (c)	20,985	22,006	89,562	1,365	—
Non-cash portfolio impairments (d)	76,405	1,004	—	—	—
Site closures and other impairments (e)	2,644	1,309	—	—	—
Non-cash foreign currency losses (f)	6,427	—	—	—	—
Non-recurring litigation settlement costs (g)	—	15,741	—	—	—
Synthetic lease interest (h)	—	—	1,305	1,385	1,130

Adjusted EBITDA (i)	$633,551	$584,123	$501,942	$381,623	$291,003

Adjusted EBITDA Margin (j)	28.2%	27.8%	27.0%	25.0%	23.9%
Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (k)	$3,706,982	$3,345,615	NM	NM	NM
Ratio of total debt to Adjusted EBITDA	5.4x	5.6x	NM	NM	NM
Cash interest expense (l)	$268,041	$281,434	NM	NM	NM
Ratio of Adjusted EBITDA to cash interest expense	2.4x	2.1x	NM	NM	NM

(a)	Represents the minority interest in the earnings of majority owned consolidated subsidiaries.
(b)	Represents total share based compensation expense determined at fair value in accordance with SFAS 123(R).
(c)	Represents pro forma synergies and synergies realized for the Raindance, Intrado, InPulse, CenterPost, TeleVox, Omnium, HBF, Genesys and Positron acquisitions, consisting primarily of headcount reductions and telephony-related savings, direct acquisition expenses, transaction costs incurred with the recapitalization and the exclusion of the negative EBITDA in Vertical Alliance, Inc., which was an unrestricted subsidiary under the indentures governing our outstanding senior and senior subordinated notes.

(d)	Represents non-cash portfolio receivable allowances.
(e)	Represents site closures and other asset impairments.
(f)	Represents the unrealized loss on foreign denominated debt and the loss on transactions with affiliates denominated in foreign currencies.
(g)	Class action litigation settlement, net of estimated insurance proceeds, and related legal costs.
(h)	Represents interest incurred on a synthetic building lease, which was purchased in September 2006.
(i)	Adjusted EBITDA is not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as a substitution for other GAAP measures. Adjusted EBITDA does not include profoma adjustments for acquired entities of $49.1 million in 2008 and $9.1 million in 2007 as is permitted in the debt covenants.
(j)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
(k)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations, performance bonds and letters of credit and is reduced by cash and cash equivalents.
(l)	Cash interest expense represents interest expense paid less amortization of capitalized financing costs and non-cash loss on hedge agreements expensed as interest under the Senior Secured Term Loan Facility, Senior Secured Revolving Credit Facility, Senior Notes and Senior Subordinated Notes.

NM—Not meaningful as our current debt covenants became effective October 24, 2006.

Credit Ratings

At December 31, 2008 our credit ratings and outlook were as follows:

	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2 /Stable	B1	B1	Caa1	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B-	B-

(1)	On October 24, 2008 Moody’s stated that the Company’s decision to fully draw on its available revolving credit facility has no immediate impact on the Company’s liquidity rating. On November 5, 2008 Moody’s affirmed the current ratings with the acquisition of Positron.
(2)	On December 22, 2008, S&P affirmed its current ratings based on the additional debt incurred prior to the acquisition of Positron.

We will monitor and weigh our operating performance with any potential acquisition activities. Additional acquisitions of size would likely require us to secure additional funding sources. We have no reason to believe for the foreseeable future there will be an event to cause downgrades based on the positions of our rating agencies.

Receivables Management Asset Portfolio Notes Payable Facilities.

We historically have maintained, through majority-owned subsidiaries, receivables management asset financing facilities with affiliates of Cargill, Inc. and CarVal Investors, LLC (the “Portfolio Lenders”). Each Portfolio Lender is a minority interest holder in the applicable majority-owned subsidiary. Pursuant to these agreements, we have borrowed up to 85% of the purchase price of each receivables portfolio purchased from the lender and funded the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that had an aggregate original principal amount of approximately $20 million. These notes mature in 24 to 30 months from the date of origination. At December 31, 2008, we had $85.7 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $120.3 million outstanding at December 31, 2007. The Portfolio Lenders have discontinued new financing through the applicable facilities and have served a complaint asserting the occurrence of facility events of default. A facility event of default under the applicable facilities would not constitute an event of default under West’s other credit facilities. West has answered the claims of the Portfolio Lenders and asserted counterclaims alleging misrepresentations and breaches of contract. See Item 3, Legal Proceedings.

On May 21, 2008, we entered into a series of agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 80% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a variable rate of 3.5% over prime. In December 2008, the parties executed a note with a fixed rate of 8.5%. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million. These notes mature in 24 months from the date of origination. At December 31, 2008, we had $2.8 million of non-recourse portfolio notes payable outstanding under this facility. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation. The agreements with TOGM provided for a facility termination date of December 31, 2008. West and TOGM are negotiating an extension of the term.

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

The following table summarizes our contractual obligations at December 31, 2008 (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2013	$2,485,432	$25,283	$50,566	$2,409,583	$—
Senior Secured Revolving Loan Facility, due 2012	224,043	—	—	224,043	—
9.5% Senior Notes, due 2014	650,000	—	—	—	650,000
11% Senior Subordinated Notes, due 2016	450,000	—	—	—	450,000
Multicurrency revolving credit facility, due 2011	48,175	—	48,175	—	—
Interest payments on fixed rate debt	748,644	111,250	222,500	222,500	192,394
Estimated interest payments on variable rate debt (1)	620,213	149,789	253,841	216,583	—
Operating leases	151,683	37,207	45,068	21,174	48,234
Capital lease obligations	550	420	130	—	—
Contractual minimums under telephony agreements (2)	185,800	95,100	90,700	—	—
Purchase obligations (3)	45,723	40,206	5,517	—	—
Portfolio notes payable	88,477	77,308	11,169	—	—
Commitments under forward flow agreements	2,200	2,200	—	—	—

Total contractual cash obligations	$5,700,940	$538,763	$727,666	$3,093,883	$1,340,628

(1)	Interest rate assumptions based on February 12, 2009 U.S. dollar swap rate curves and LIBOR Euro and GBP swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2011. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing therof is highly uncertain. At December 31, 2008, we have accrued $15.4 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $108.8 million for the year ended December 31, 2008, and were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $103.6 million for the year ended December 31, 2007. Capital expenditures for the year ended December 31, 2008 consisted primarily of computer and telephone equipment and software purchases. We currently project our capital expenditures for 2009 to be approximately $115.0 million to $130.0 million primarily for capacity expansion and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $279.6 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off—Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through April 2013 and are renewed as required. The outstanding commitment on these obligations at December 31, 2008 was $17.1 million. The standby letters of credit and performance bonds are the only off-balance sheet arrangements we participated in at December 31, 2008.

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

Revenue Recognition. The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that services are performed and are generally billed based on call duration, hours of input, number of calls or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Emergency communications services revenue is generated primarily from monthly fees which are recognized in the months services are performed or from product sales and installations which are generally recognized upon completion of the installation and customer acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, customers are generally progress-billed prior to the completion of the installation and these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recorded as revenue ratable (on a monthly basis) over the contractual periods. Nonrefundable up front fees and related costs are recognized ratably over the term of the contract or the expected life of the customer relationship, whichever is longer.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts represents reserves for receivables which reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes our processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustments to the allowance for doubtful accounts.

Goodwill and Intangible Assets. Goodwill and intangible assets, net of accumulated amortization, at December 31, 2008 were $1,642.9 million and $405.0 million, respectively. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In addition, SFAS No. 142 Goodwill and Other Intangible Assets, requires that goodwill be tested annually using a two-step process. The first step is to identify any potential impairment of the goodwill or intangible assets. The second step measures the amount of impairment loss, if any. Any changes in key assumptions about the businesses and their prospects or changes in market conditions or other externalities could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations.

Our indefinite-lived intangible assets consist of trade names and their values are assessed separately from goodwill as part of the annual impairment testing. This assessment is made using the relief-from-royalty method, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in long-term tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. We must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at fair value on the acquisition date, with limited exceptions. SFAS 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations beginning in 2009, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies to us beginning in 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is an amendment of FASB Statement No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on consolidated financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

As of December 31, 2008, we had $2,485.4 million outstanding under our senior secured term loan facility, $224.0 million outstanding under our senior secured revolving credit facility, $48.2 million outstanding under our multicurrency revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $88.5 million outstanding under the portfolio notes payable facilities.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at December 31, 2008 consist of the following:

	Outstanding at variable interest rates	Annual Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility (1)	$1,165,432	$5,827.2
Senior Secured Revolving Credit Facility	224,044	1,120.2
Multicurrency revolving credit facility	48,175	240.9
Portfolio Notes Payable Facilities	88,477	442.4

Variable rate debt	$1,526,128	$7,630.6

(1)	Net of $1,320.0 million interest rate swaps

Lehman Hedges—In October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), filed for bankruptcy. In September 2008 LBSF’s parent and credit support provider, Lehman Brothers Holdings Inc., filed for bankruptcy. Based on these bankruptcy filings we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last date at which these hedges were determined to be effective, and the fair value of these hedges at December 31, 2008, was $12.5 million and recorded as interest expense. Subsequent changes in fair value of these two hedges will also be recorded in earnings. At June 30, 2008, the Other Comprehensive Loss associated with one of these hedges was $3.3 million. The associated Other Comprehensive Loss for this hedge will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During 2008 $2.0 million of Other Comprehensive Loss and the related deferred income tax asset was reclassified and recorded as interest expense. The second Lehman hedge agreement was implemented after June 30, 2008 and was never accounted for under hedge accounting. The aggregate notional value of these two hedges at December 31, 2008 was $416.0 million.

Foreign Currency Risk

On December 31, 2008, the Communication Services segment had no material revenue outside the United States. Our facilities in Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars. Positron, which is headquartered in Canada, has revenue contracts denominated primarily in U.S. dollars.

The Conferencing Services segment conducts business in countries outside of the United States. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not attempt to hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during 2008, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

At December 31, 2008 and 2007, our Receivables Management segment operated facilities in the United States only.

For the years ended December 31, 2008 and 2007, revenues from non-U.S. countries were approximately 11% and 7%, respectively, of consolidated revenues. There is no individual foreign country with revenue greater than 10%. At December 31, 2008 and 2007, long-lived assets from non-U.S. countries were approximately 11% and less than 1% of consolidated long-lived assets, respectively. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Investment Risk

In October 2006, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into two two-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At December 31, 2008 we had $1,320.0 million of the outstanding $2,485.4 million senior secured term loan facility hedged at rates from 3.38% to 5.01%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-55.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2008, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. No corrective actions were required or taken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. We acquired Positron on November 21, 2008, and it represented approximately 5% of our total assets as of December 31, 2008 and 0.4% of 2008 revenues. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Positron. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at IPC Information Systems Holdings, Inc. (“Positron”), which was acquired on November 21, 2008 and whose financial statements constitute 5.0% of total assets and 0.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Positron. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 effective January 1, 2007.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 2, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors is composed of four outside directors and our Chief Executive Officer. Each director is elected to a term of three years. The following table sets forth information regarding the directors:

Name	Age	Position
Thomas B. Barker	54	Chairman of the Board, Chief Executive Officer and Director
Anthony J. DiNovi	46	Director
Soren L. Oberg	38	Director
Joshua L. Steiner	43	Director
Jeff T. Swenson	33	Director

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

Anthony J. DiNovi is a Co-President of Thomas H. Lee Partners. Mr. DiNovi joined Thomas H. Lee Partners in 1988. From 1984 to 1986, Mr. DiNovi worked at Wertheim Schroder & Co., Inc. in the Corporate Finance Department. Mr. DiNovi is a director of Dunkin’ Brands, Inc., Michael Foods, Inc., Nortek, Inc. and Vertis, Inc. Mr. DiNovi has been director of the Company since 2006 and was Chairman of the Board from October 2006 until March 2008.

Soren L. Oberg is a Managing Director of Thomas H. Lee Partners. Mr. Oberg worked at Thomas H. Lee Partners from 1993 to 1996 and rejoined in 1998. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co. Incorporated in the Merchant Banking Division. Mr. Oberg is a director of Ceridian Corporation, Grupo Corporativo Ono, S.A., Hawkeye Energy Holdings and other private companies. Mr. Oberg has been a director of the Company since 2006.

Joshua L. Steiner is a Managing Principal of Quadrangle Group LLC. Prior to forming Quadrangle Group LLC in March 2000, Mr. Steiner was a Managing Director at Lazard Frères & Co. LLC, where he was a member of the firm’s Media and Communications Group. Prior to joining Lazard, Mr. Steiner was the Chief of Staff for the United States Department of the Treasury. Mr. Steiner is a director of Grupo Corporativo Ono, S.A., and other Quadrangle Group LLC affiliates. Mr. Steiner has been a director of the Company since 2006.

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

Executive Officers Of The Registrant

Our executive officers at December 31, 2008 were as follows:

Name	Age	Position
Thomas B. Barker	54	Chairman of the Board, Chief Executive Officer and Director
Nancee R. Berger	48	President and Chief Operating Officer
J. Scott Etzler	56	President—InterCall, Inc.
Mark V. Lavin	50	Chief Administrative Officer
Michael E. Mazour	49	President—West Asset Management, Inc.
Paul M. Mendlik	55	Executive Vice President—Finance, Chief Financial Officer and Treasurer
David C. Mussman	48	Executive Vice President, Secretary and General Counsel
Steven M. Stangl	50	President—Communication Services
Michael M. Sturgeon	47	Executive Vice President—Sales and Marketing
David J. Treinen	51	Executive Vice President—Corporate Development and Planning

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

J. Scott Etzler joined InterCall in June 1998 as President and Chief Operating Officer and was Chief Executive Officer from March 1999 until West acquired InterCall in May 2003. Mr. Etzler has served as President of InterCall since the acquisition in May 2003.

Mark V. Lavin joined us in 1996 as Executive Vice President—West Telemarketing Corporation, and in September 1998, Mr. Lavin was promoted to President. In January 2008, Mr. Lavin was named Chief Administrative Officer.

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

David C. Mussman joined West Corporation in January 1999 as Vice President and General Counsel and was promoted to Executive Vice President in 2001. Prior to joining us, he was a partner at the law firm of Erickson & Sederstrom.

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

David J. Treinen joined us in 2007 as Executive Vice President, Corporate Development and Planning. Prior to joining West Corporation, he served as Executive Vice President, Corporate Development and Strategy for First Data Corporation from September 2006 until September 2007. Prior to that assignment Mr. Treinen held a number of responsibilities with First Data Corporation including Senior Vice President from February 2006 to August 2006, President of First Data Government Solutions from April 2004 to January 2006 and Managing Director of eONE Global, a First Data Corporation subsidiary, from November 2000 through March 2004.

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

COMPENSATION DISCUSSION AND ANALYSIS

Objectives

The objectives of the Company’s compensation plans (“Plans”) for executives are to recruit, retain and motivate the most talented individuals available to meet or exceed the Company’s business objectives.

The Plans are designed to reward executives for achievement of objective financial goals related to the executives’ scope of responsibility that, in the aggregate, comprise the Company’s business objectives. The objective financial goals vary among reporting segments and among departments within those segments as well as among different corporate functions. The purpose of the Plans is to tailor executive compensation to the particular objective financial goals that the individual can most control as well as those goals that, if achieved, will have the greatest positive impact on the Company’s business objectives.

Each year objective financial goals with respect to the Company’s performance are recommended by executive management to the board of directors. The objective financial goals are tailored to the business objectives of the business unit or units managed by the executive. Based upon the goals and objectives of the Company, as approved by the board of directors, the compensation committee approves the objective financial goals for the executives and approves corresponding compensation elements designed to meet objective financial goals over three periods of time – short-term (quarterly), medium-term (annual) and long-term (one year or longer).

The compensation committee determines the annual cash salary and bonuses of executives based upon the input it receives from Mr. Barker. In determining annual cash salary and bonuses, the compensation committee considers, among other factors, the Company’s ability to replace the executive in the event of the executive’s departure, the size of the organization (including number of employees, revenue and profitability under the executive’s control), the amount received by others in relatively similar positions within the Company, title, and, with respect to the Chief Executive Officer, comparable compensation of peer group CEOs based upon public filings. The compensation committee considers the compensation of CEOs in the following peer group: Axciom Corporation, Alliance Data Systems Corporation, ChoicePoint Inc., Convergys Corporation, DST Systems Inc., Equifax Inc., Fiserv Inc., Harte-Hanks, Inc., IMS Health Inc., Iron Mountain Incorporated, MPS Group, Inc., Perot Systems Corporation, and TeleCommunication Systems Inc. The compensation committee believes the companies listed above have size, financial, and business or operational characteristics similar to the Company. The compensation committee compared the Company’s proposed compensation plan for Mr. Barker to the publicly disclosed CEO compensation information for the peer group described above as one of many factors considered and as a basis for general guidance and comparison; however, the compensation committee did not undertake a formal benchmarking process.

Compensation Elements

Short-Term

The Company primarily relies upon cash compensation to achieve quarterly objective financial goals. The Company believes that a market-competitive annual salary, supplemented with performance-based cash bonuses, provides the basis for recruiting and retaining talented individuals that have the ability and motivation to achieve the Company’s objective financial goals. Each executive receives a portion of his or her projected annual cash bonus quarterly if the Company meets or exceeds the objective financial goals for the quarter. The methodology for determining bonuses is set forth in the medium-term section of this report.

Executive performance is not considered in determining annual salary. Rather, annual salary is designed to provide adequate compensation to recruit and retain talented individuals that have the ability and desire to achieve the objective financial goals that ultimately determine medium and long-term compensation.

Recommendations for each executive officer’s base salary and target bonus are provided to the compensation committee by our CEO annually. Factors considered by Mr. Barker in making such recommendations include:

•	A review of the scope of responsibilities of the executive compared to what was required of him or her in the previous year.

•	Assignment of financial and operational targets related to specific business objectives.

•	The qualitative analysis and recommendations of the CFO and COO.

•	Time since base salary was last changed.

After Mr. Barker reviews the goals and objectives for the executives for the upcoming year, the expected duties, expected contribution of the relevant business unit to the profitability of the Company, the recommendations of the CFO and COO and the time since the last change in base salary, he recommends a targeted compensation amount to Mr. DiNovi. As a result of discussions between Mr. DiNovi and Mr. Barker, the compensation committee established the targeted compensation for each executive officer other than Mr. Barker. Mr. DiNovi considers Mr. Barker’s compensation independently. Generally, no more than half of an executive’s targeted compensation consists of base salary. The percent of compensation derived from base salary generally declines as the executive’s position or responsibilities within West grow.

Our goal is to reward the achievement of objective financial goals and assumption of additional responsibilities. Mr. Barker makes a qualitative analysis of these items as well as the potential impact the success or failure of the executive with respect to these items will have on the Company. The Company also recognizes that many of its executives have opportunities for alternative employment and aims to establish salary and bonus packages that are competitive with such alternatives. The differences among the executive’s compensation in 2008 were based upon Mr. Barker’s qualitative analysis of the factors described above.

Medium-Term

The Company primarily relies upon cash bonuses, paid quarterly and annually based upon annual objective financial goals, to compensate employees for medium-term performance. The Company has designed its cash bonuses to represent a significant portion of the targeted total annual cash compensation of its named executive officers. The Company pays performance-based bonuses only upon the achievement of pre-determined objective financial goals. The Company pays a portion of the projected annual cash bonuses on a quarterly basis to executives provided the pre-determined objective financial goals were met for that quarter. It is the Company’s intent to reward in a timely manner achievement of the pro-rata quarterly portion of the annual objective financial goals. For corporate based plans, the Company retains 25% of quarterly bonuses, and pays such holdback in February of the following year provided the year end objective financial goals are met. In the event the annual objective financial goals are not met, the Company retains the option to offset any pro-rata quarterly portion of the bonus that was paid in anticipation of meeting the annual objective against future earned bonuses.

Historically, the more senior the executive position in West, the greater percent of that executive’s compensation consists of bonuses versus salary.

The board approves the Company’s objective financial goals and then approves compensation packages with performance-based financial measurements that the board believes will adequately motivate the executives to meet those objectives. Objective financial measurements used by the Company include, but are not limited to, adjusted net income, pre-tax net income, net income, net operating income, Adjusted EBITDA, as described herein, revenue, expenses, and days sales outstanding. The specific incentive-based targets for the named executive officers are set forth below. For purposes of bonus calculations in 2008, the board made certain adjustments to the 2008 Adjusted EBITDA calculation. These adjustments in the aggregate resulted in lower bonus payouts. The adjustments included the exclusion of interest income, unrealized acquisition synergies, and management services and expenses paid to Thomas H. Lee, L.P. and Quadrangle Group LLC. Further, the board approved the inclusion of the post-acquisition Adjusted EBITDA results of HBF, Genesys and Positron, net of the after tax cash impact of the related incremental debt, in determining whether the financial measurements had been satisfied.

Barker

In 2008, Mr. Barker earned a performance bonus based on consolidated Adjusted EBITDA growth for the Company. Adjusted EBITDA for each quarter was compared to the same quarter 2007. Each one million dollar increase of Adjusted EBITDA over 2007 Adjusted EBITDA of $550,265,643 (adjusted for bonus calculation purposes) resulted in a $25,000 bonus. In the event Adjusted EBITDA had exceeded $633,000,000 for the year, Mr. Barker would have received $31,250 for every $1,000,000 of Adjusted EBITDA above that threshold. 2008 Adjusted EBITDA for bonus purposes was calculated by starting with the Adjusted EBITDA as described herein and adjusted downward for interest income, unrealized acquisition synergies, management services expenses paid to Thomas H. Lee, L.P. and Quadrangle Group LLC, and the after tax affect of interest expense associated with the Positron and Genesys acquisitions. The sum of these adjustments was $31,613,605 resulting in Adjusted EBITDA for bonus purposes of $601,937,659. Mr. Barker’s 2008 bonus calculation was ($601,937,659 - $550,265,643)/1,000,000 x $25,000 = $1,291,800.

Berger

In 2008, Ms. Berger earned a performance bonus based on consolidated Adjusted EBITDA growth for the Company. Adjusted EBITDA for each quarter was compared to the same quarter in 2007. Each one million dollar increase of Adjusted EBITDA over 2007 Adjusted EBITDA of $550,265,643 resulted in a $14,285 bonus. In the event Adjusted EBITDA had exceeded $633,000,000 for the year, Ms. Berger would have received $17,857 for every $1,000,000 of Adjusted EBITDA above that threshold. Ms. Berger’s 2008 bonus calculation is identical to Mr. Barker’s calculation except the bonus per million of growth was $14,285 resulting in a 2008 bonus calculation for Ms. Berger of $738,135.

Mendlik

In 2008, Mr. Mendlik earned a performance bonus based on consolidated Adjusted EBITDA growth for the Company. Adjusted EBITDA for each quarter was compared to the same quarter in 2007. Each one million dollar increase of Adjusted EBITDA over 2007 Adjusted EBITDA of $550,265,643 resulted in a $6,428 bonus. In the event Adjusted EBITDA had exceeded $633,000,000 for the year, Mr. Mendlik would have received $8,035 for every $1,000,000 of Adjusted EBITDA above that threshold. Mr. Mendlik’s 2008 bonus calculation is identical to Mr. Barker’s and Ms. Berger’s calculation except the bonus per million of growth was $6,428 resulting in a 2008 bonus calculation for Mr. Mendlik of $332,148.

Etzler

In 2008, Mr. Etzler’s bonus calculation for the operating results of the Conferencing Services segment was composed of two parts: a revenue component and an operating income before corporate allocations and amortization component. The maximum bonus available under the first component was $550,000. 2008 revenue for the Conferencing Services segment was $937,300,631 versus a budget of $954,352,735. The actual revenue was lower than the budget objective by 1.8%. After applying the plan multiple of three, this resulted in a bonus factor of 0.946 (1- (1.8% x 3)). 2008 operating income for the Conferencing Services segment before corporate allocations and amortization was $300,753,999 versus a budget of $290,794,512. The actual adjusted operating income exceeded the budget by 3.4%. After applying the plan multiple of three, this resulted in a bonus factor of 1.103 (3.4% x 3). The two bonus factors are equally weighted, resulting in a 1.0246 bonus factor applied to the target company profitability bonus of $350,000, or $358,610. The 2007 Adjusted EBITDA objective for West Corporation was originally established when the Company provided its guidance in January 2008. That guidance indicated Adjusted EBITDA of $608 million to $635 million. The guidance, without the unrealized synergies from the Genesys acquisition was reaffirmed in May 2008. Adjusted EBITDA without the unrealized synergies of Genesys was $619,680,294. In accordance with Mr. Etzler’s bonus plan, the achievement of the Adjusted EBITDA target resulted in a $100,000 bonus. Accordingly, Mr. Etzler’s total non-equity incentive plan compensation was $458,610 ($358,610 + $100,000).

Stangl

In 2008, Mr. Stangl’s bonus calculation was composed of two components. The first component was based on 2008 net operating income before corporate allocations and before amortization for the Communication Services segment. Mr. Stangl could have earned a bonus of 0.18% applied to the net operating income before corporate allocations and before amortization for the Communication Services segment up to $205,000,000. If net operating income before corporate allocations and before amortization for the Communication Services segment exceeded $205,000,000 the bonus rate of 2.0% would be applied to the excess. The second component was based on West Corporation’s achievement of a predetermined 2008 Adjusted EBITDA objective identical to that of Mr. Etzler’s Adjusted EBITDA objective previously discussed. The 2008 net operating income before corporate allocations and before amortization and the results of the Positron acquisition achieved by the Communication Services segment was $174,752,107. This resulted in a $314,554 ($174,752,107 x 0.18%) bonus for meeting the first component objective. Accordingly, Mr. Stangl’s total non-equity incentive plan compensation was $414,554 ($314,554 + $100,000).

Periodically executives earn discretionary bonuses to recognize results or significant efforts that may not be reflected in the financial measurements set forth above. The Company believes that these discretionary bonuses are necessary when important Company events require significant time and effort by the executive in addition to the time and effort needed for meeting the Company’s target financial objectives. The Company does not believe discretionary bonuses should be a routine part of executive compensation. None of the named executive officers received discretionary bonuses in 2008.

Long-Term

The Company primarily relies upon equity-based plans to recruit talented individuals and to motivate them to meet or exceed the Company’s long-term business objectives.

Equity Based Compensation Plans

Following the recapitalization of the Company on October 24, 2006, the board of directors adopted the West Corporation 2006 Executive Incentive Plan (the “2006 Plan”). The Company has allocated approximately 8% of the outstanding common stock for restricted stock grants and 3% of the outstanding common stock for option grants. The Company continues to believe that the long-term business objectives of the Company and its shareholders are best achieved through the use of equity-based grants. Because there is no public market for the Company’s equity, and thus no public price, the grants will generally be made on an annual basis with a grant or exercise price based on fair market valuation of our equity determined by an independent appraisal.

The Company has determined that senior executives will receive restricted stock grants rather than options. The Company’s decision to make a greater use of restricted stock as a long-term compensation mechanism was based in part on the ability of executives to file so-called “Section 83(b) elections” in connection with each restricted stock grant. A Section 83(b) election allows each executive to pay federal income taxes on the value of the restricted stock grant at the time he or she receives that grant, rather than paying taxes on the value of the grant when the grant vests. The election also allows the executive to begin the holding period for capital gains treatment at the time of grant rather than at the time of vesting.

The compensation committee will determine the size of the restricted stock grants under the 2006 Plan based upon the CEO’s determination of the overall value of the executive to the Company, including the following factors: 1) the executive’s expected impact on the Company’s financial objectives; 2) recommendations of other members of senior management; 3) the Company’s ability to replace the executive in the event of the executive’s departure; 4) the size of the organization including number of employees, revenue and income under the executive’s control; 5) the amount received by others in relatively similar positions within the Company ; and 6) title. The Company has not based, and does not expect to base, future grants on the value of prior grants. Based on the factors noted above, Mr. DiNovi determined the size of Mr. Barker’s restricted stock grant in 2006.

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

The Compensation Committee acting as the plan administrator under the 2006 Plan may determine the time or times at which an award will vest or become exercisable and the terms on which an award requiring exercise will remain exercisable. Without limiting the foregoing, the plan administrator may at any time accelerate the vesting or exercisability of an award, regardless of any adverse or potentially adverse tax consequences resulting from such acceleration. As of December 31, 2008 the vesting of all outstanding restricted stock grants under our restricted stock program is divided into three tranches. The first tranche of 33.33% of each grant vests ratably over a five-year period of time. The purpose of this form of vesting is to retain talented executives for an extended period of time.

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

Other Long-Term Benefit Plans

The Company also provides a deferred compensation plan to certain of our senior level executives. Eligible executives are allowed to defer annually up to $500,000 of cash compensation. The plan provides that the deferrals are credited with notional earnings based on notional shares of various mutual funds or notional Equity Strips of the Company, at the election of the executive. If the executive chooses notional Equity Strips as the investment alternative the Company matches the executive’s deferrals in the amount equal to a percentage of the amount deferred which in 2008 was 50%. Matching contributions to the plan vest ratably over a five-year period beginning on January 1, 2007 or, if later, the date the executive first participates in the plan. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the plan year of deferral or, if earlier, the date the participant separates from service with the Company. Deferrals credited with earnings based on notional Equity Strips are paid through the issuance of Company shares. Recipients of the shares have no equity or contractual put right with respect to the shares until distributed to them in accordance with the plan. The Company believes this plan further aligns the interests of executive management and the long term goals of equity holders by providing an ongoing plan that allows executives to increase their equity interest in the Company.

The Company also provides a 401(k) plan and a deferred compensation “top hat” plan pursuant to sections 201(2) and 301(a)(3) of ERISA. The Company matches contributions up to 14% of income or the statutory limit, whichever is less. The Company believes that such plans provide a mechanism for the long- term financial planning of its employees. The Company has chosen not to include the Company’s equity in either plan or to base the Company’s matching contributions on individual performance.

Other

The Company provides discretionary perquisites from time to time for purpose of motivating employees, creating goodwill with employees and rewarding employees for achievements that may not be measurable financial objectives. The Company does not believe perquisites should be a significant element of its compensation program. The Company entered into new employment agreements with its executives effective on December 31, 2008 to ensure compliance with Internal Revenue Code section 409A.

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

In reliance on the review and discussions referred to above, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which will be filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Thomas B. Barker

Anthony J. DiNovi

Summary Compensation

The following table shows compensation information for 2008, 2007 and 2006 for the named executive officers.

2008 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards (1) ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (2) ($) (g)	All Other Compensation (3) ($) (h)	Total ($) (i)
Thomas B. Barker	2008	897,500	—	157,300	—	1,291,800	255,438	2,602,038
Chief Executive Officer and Chairman of the Board	2007	850,000	—	157,300	—	1,977,848	2,471,151	5,456,299
	2006	846,154	—	13,108	689,625	2,662,357	2,585,456	6,796,700

Nancee R. Berger	2008	598,077	—	71,500	—	738,135	129,706	1,537,418
President and Chief Operating Officer	2007	550,000	—	71,500	—	1,316,717	1,896,151	3,834,368
	2006	548,077	—	5,958	536,211	2,137,385	1,348,085	4,575,716

Paul M. Mendlik Executive Vice President—Finance, Chief Financial Officer and Treasurer	2008	448,077	—	47,667	—	332,148	229,153	1,057,045
	2007	400,000	—	47,667	—	588,650	1,032,319	2,068,636
	2006	385,000	—	3,972	280,078	749,960	1,269,187	2,688,197

J. Scott Etzler	2008	475,000	—	47,667	—	458,600	52,365	1,033,632
President—InterCall Inc.	2007	475,000	—	47,667	—	624,837	918,811	2,066,315
	2006	425,000	—	3,972	770,057	599,112	764,081	2,562,222

Steven M. Stangl	2008	446,538	—	47,667	—	414,555	142,231	1,050,991
President—Communication Services	2007	400,000	—	47,667	—	406,259	1,015,869	1,869,795
	2006	397,116	—	3,972	358,405	749,395	997,571	2,506,459

(1)

The amounts in this column constitute restricted stock granted on December 1, 2006 under the Company’s 2006 Executive Incentive Plan. The amounts are valued based on the amount recognized for financial statement reporting purposes for stock awards with respect to 2008 pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS 123R”), except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts. See Note 13 to the Consolidated Financial Statements included in this report for a discussion of the relevant assumptions used in calculating these amounts pursuant to FAS 123R.

(2)	The amounts in this column constitute performance-based payments earned under employment agreements approved by the compensation committee prior to the beginning of each fiscal year. See the Narrative to the Summary Compensation Table and Plan-Based Awards Table for further information regarding these performance based payments.
(3)	Amounts included in this column are set forth by category below in the 2008 All Other Compensation Table.

2008 All Other Compensation Table

Name (a)	Insurance Premiums ($) (1) (b)	Company Contributions to Retirement Plans ($) (2) (c)	Total ($) (d)
Thomas B. Barker	17,151	238,287	255,438
Nancee R. Berger	15,885	113,821	129,706
Paul M. Mendlik	10,783	218,370	229,153
J. Scott Etzler	13,673	38,692	52,365
Steven M. Stangl	11,083	131,148	142,231

(1)	Includes premiums paid by the Company for various health and welfare plans in which the named executive officer participates.
(2)	Includes the employer match on the Executive Deferred Compensation Plan, Qualified Retirement Savings Plan and Non-qualified Deferred Compensation Plan.

Grants of Plan-Based Awards

The following table shows awards made to our named executive officers in 2008.

2008 Grants of Plan-Based Awards Table

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name (a)	Target ($) (b)	Maximum ($) (c)
Thomas B. Barker	1,750,000	N/A
Nancee R. Berger	1,000,000	N/A
Paul M. Mendlik	450,000	N/A
J. Scott Etzler	450,000	650,000
Steven M. Stangl	450,000	N/A

(1)

The employment agreements for each named executive officer provide for performance-based payments if certain financial measures are achieved. These performance measures, which were approved by the compensation committee, include potential targets and, for Mr. Etzler, a maximum performance-based payment. The performance-based payment incentives for the other four named executive officers did not provide for a maximum amount which could be earned and are noted in the table above as N/A (not applicable). Amounts actually earned under the employment agreements are reflected in column (g) to the Summary Compensation Table. Please see the “Narrative to the Summary Compensation Table and Plan-Based Awards Table” for further information regarding these performance measures and payouts.

Employment Agreements

During 2008, all of the named executive officers were employed pursuant to agreements with the Company. Each employment agreement sets forth, among other things, the named executive officer’s minimum base salary, non-equity incentive compensation opportunities and entitlement to participate in our benefit plans. The employment agreements are updated annually. Each of the named executives entered into a new employment agreement on December 31, 2008. Each such employment agreement is referred to herein as an “Employment Agreement,” each of West Corporation and InterCall is referred to herein as the “Company” or the “Employer” and each of Mr. Barker, Ms. Berger, Mr. Mendlik, Mr. Stangl and Mr. Etzler is referred to herein as an “Executive.”

Salary and Bonus

The base salaries for the named executive officers established by the Board of Directors on January 28, 2008 for 2008 were: Mr. Barker, Chief Executive Officer, $900,000; Ms. Berger, President and Chief Operating Officer, $600,000; Mr. Mendlik, Executive Vice President-Finance, Chief Financial Officer and Treasurer, $450,000; Mr. Etzler, President—InterCall Inc., $475,000; and Mr. Stangl, President—Communication Services, $450,000.

The Company has designed its non-equity incentive compensation to represent a significant portion of targeted total annual cash compensation of named executive officers. The Company pays performance-based bonuses only upon the achievement of pre-determined objective financial goals. The objective financial goals are tailored to the business objectives of the business unit or units managed by the named executive officer. Objective financial measurements used by the Company include, but are not limited to, revenue, net operating income for specific business segments and Adjusted EBITDA (as described herein). In 2008 three of the named executive officers, Mr. Barker, Ms. Berger and Mr. Mendlik, received performance-based compensation based on Adjusted EBITDA. For 2008, Adjusted EBITDA for purposes of calculating bonuses was defined as earnings before interest expense, stock-based compensation, taxes, depreciation and amortization, minority interest, non-recurring litigation settlement costs, other non-cash reserves, transaction costs and after acquisition synergies and costs and excludes unrestricted subsidiaries. The three executives were paid a fixed amount for each million dollar increase of Adjusted EBITDA over 2007 Adjusted EBITDA. The specified target for 2008 was based upon the Company’s financial objectives set by the board of directors. The financial measurements for Mr. Etzler in 2008 were revenues and operating income before corporate allocations and before amortization for the Conferencing Services segment and Adjusted EBITDA attainment for West Corporation. The financial measurements for Mr. Stangl in 2008 were operating income for the Communication Services segment before corporate allocations and before amortization and Adjusted EBITDA attainment for West Corporation. Please see the Compensation Discussion and Analysis for a discussion of the specific incentive-based targets for each of the named executive officers.

Term and Termination

The term of each Employment Agreement commenced on January 1, 2009 and continues indefinitely until terminated pursuant to its terms. Each Employment Agreement terminates immediately upon the death of the Executive and may otherwise be terminated voluntarily by either party at any time.

In the event that an Employment Agreement is terminated, the relevant Executive is entitled to severance payments determined by the nature of the termination. If the Employer terminates an Employment Agreement for Cause (as defined in each Employment Agreement), the Executive is entitled only to the obligations already accrued under his or her Employment Agreement (any such obligations are referred to herein as “Accrued

Obligations”) and the earned bonus for the year in which death occurs. If an Executive terminates his or her Employment Agreement without Good Reason (as defined in each Employment Agreement), the Executive is entitled to receive any Accrued Obligations and, if the Executive is providing consulting services (as described below) to the Employer, an amount equal to two times that Executive’s base salary payable in equal installments for the two-year period beginning on the date of the termination. If the Employer terminates an Employment Agreement without Cause or if an Executive terminates his or her Employment Agreement for Good Reason, the Executive is entitled to receive any Accrued Obligations, an amount equal to two times that Executive’s base compensation payable in equal installments for the two-year period beginning on the date of the termination and, if the Executive is providing consulting services to the Employer, an amount equal to the projected annual bonus payable to that Executive as of the date of the termination payable in equal installments for the two-year period beginning on the date of the termination. In any case where the Employer’s obligation to make severance payments to an Executive is conditioned on that Executive’s provision of consulting services to the Employer, that obligation terminates immediately in the event that the Executive ceases to provide such consulting services within the two-year period beginning on the date of the termination.

Consulting Services

If the Employer terminates an Employment Agreement without Cause or if an Executive terminates his or her Employment Agreement with or without Good Reason, the Employer will retain the Executive as a consultant for a period of two years from the date of the termination (the “Consulting Period”). During the Consulting Period, the Executive will receive compensation from the Employer as described above and will remain covered under all medical, dental, vision, flexible spending account and executive assistance plans or programs available to actively employed executives of the Employer. The Executive may terminate his or her consulting obligations to the Employer at any time during the Consulting Period. In the event that an Executive chooses to engage in Other Employment (as defined in the Employment Agreement), the Consulting Period and the related obligations of the Employer and the Executive are immediately terminated.

Restrictive Covenants

Pursuant to each Employment Agreement, each Executive is subject to restrictive covenants related to the protection of confidential information, non-competition, inventions and discoveries, and the diversion of Employer employees (except for Mr. Etzler, who is not subject to a restrictive covenant related to the diversion of Employer employees). An Executive’s breach of any of the restrictive covenants contained in an Employment Agreement entitles the Employer to injunctive relief and the return of any severance payments (excluding Accrued Obligations) in addition to any other remedies to which the Employer may be entitled.

Restricted Stock and Stock Option Awards

During 2008, none of the named executive officers received restricted stock or stock option awards.

The Company does not have specific targets or objectives with respect to the amount of salary and bonus in proportion to total compensation. Generally, the most senior executives and highest paid executives earn a larger percentage of total compensation through performance-based bonuses and equity-based compensation.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2008.

2008 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards			Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Option Exercise Price ($) (e)	Option Expiration Date (d)	Number of Shares or Units of Stock That Have Not Vested (#) (2) (e)	Market Value of Shares or Units of Stock That Have Not Vested (4) ($) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3) (g)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4) (h)
Thomas B. Barker	40,122	33.00	1/2/2012	329,967	1,191,181	1,100,055	3,971,199
	28,755	33.00	4/2/2012
	44,676	33.00	7/1/2012
	54,837	33.00	10/1/2012
	70,758	38.15	4/1/2013
	812,583	33.00	4/1/2013
	79,209	33.00	7/1/2013
	87,570	33.00	10/1/2013
	60,876	33.00	1/2/2014
	57,465	33.00	4/1/2014
	53,343	33.00	7/1/2014
	46,224	33.00	10/1/2014
	18,306	33.00	1/3/2015

	1,454,724

Nancee R. Berger	63,369	33.00	7/1/2013	149,985	541,446	500,025	1,805,090
	70,056	33.00	10/1/2013
	70,758	38.15	4/1/2013
	48,699	33.00	1/2/2014
	45,972	33.00	4/1/2014
	42,669	33.00	7/1/2014
	36,972	33.00	10/1/2014
	14,643	33.00	1/3/2015

	393,138

Paul M. Mendlik	945	33.00	1/2/2013	99,990	360,964	333,350	1,203,394
	25,308	33.00	4/1/2013
	18,477	33.00	7/1/2013
	20,430	33.00	10/1/2013
	25,569	33.00	1/2/2014
	40,230	33.00	4/1/2014
	37,341	33.00	7/1/2014
	32,355	33.00	10/1/2014

	200,655

	Option Awards			Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Option Exercise Price ($) (e)	Option Expiration Date (d)	Number of Shares or Units of Stock That Have Not Vested (#) (2) (e)	Market Value of Shares or Units of Stock That Have Not Vested (4) ($) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3) (g)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4) (h)
J. Scott Etzler	3,231	33.00	10/1/2014	99,990	360,964	333,350	1,203,394
	12,807	33.00	1/3/2015
	12,906	33.00	4/1/2015
	9,531	33.00	10/3/2015
	8,982	33.00	7/1/2015

	47,457

Steven M. Stangl	2,871	33.00	4/2/2012	99,990	360,964	333,350	1,203,394
	4,464	33.00	7/1/2012
	14,454	33.00	4/1/2013
	10,557	33.00	7/1/2013
	11,673	33.00	10/1/2013
	31,608	33.00	4/1/2014
	29,331	33.00	7/1/2014
	25,416	33.00	10/1/2014

	130,374

(1)	These options represent retained, or “rollover” options. In connection with the Company’s 2006 recapitalization, certain executive officers elected to convert certain vested options in the Company into fully-vested options in the surviving corporation. No share-based compensation was recorded for these retained options, as these options were fully vested prior to the consummation of the recapitalization (which triggered the “rollover event”).
(2)	These amounts represent restricted stock awards granted on December 1, 2006. These awards vest ratably over a five year period.
(3)	These amounts represent restricted stock grants that vest based upon performance criteria tied to an exit event of the majority shareholders. In accordance with FAS 123R these performance based awards are not recognized as expense by the Company until the occurrence of an exit event and satisfaction of the required performance criteria is probable. Please see the Compensation Discussion and Analysis beginning on page 64 of this report for a discussion of the performance criteria.
(4)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore the market value of $3.61 per share was based on the results of an independent appraisal report, dated October 30, 2008.

Option Exercises and Stock Vested

The following table shows all stock awards vested and the value realized upon vesting by each of the named executive officers.

2008 Stock Vested Table

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (b)	Value Realized on Vesting ($) (1) (c)
Thomas B. Barker	219,978	794,121
Nancee R. Berger	99,990	360,964
Paul M. Mendlik	66,660	240,643
J. Scott Etzler	66,660	240,643
Steven M. Stangl	66,660	240,643

(1)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore the market value of $3.61 per share was based on the results of an independent appraisal report dated October 30, 2008.

Nonqualified Deferred Compensation Table

The following table shows certain information regarding our Deferred Compensation Plan and Executive Retirement Savings Plan.

2008 Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last Fiscal Year (1) ($) (b)	Registrant Contributions in Last Fiscal Year (2) ($) (c)	Aggregate Earnings in Last Fiscal Year (3) ($) (d)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last Fiscal Year End (4) ($) (f)
Thomas B. Barker
Deferred Compensation Plan	461,074	230,537	217,111	—	4,198,401
Executive Retirement Savings Plan	8,600	4,300	(56,990)	—	90,981

Nancee R. Berger
Deferred Compensation Plan	212,141	106,071	2,839	—	1,071,051
Executive Retirement Savings Plan	8,600	4,300	(45,000)	—	111,866

Paul M. Mendlik
Deferred Compensation Plan	425,669	212,834	(36,140)	—	2,150,149
Executive Retirement Savings Plan	6,711	2,066	(7,838)	—	16,228

J. Scott Etzler
Deferred Compensation Plan	141,368	30,942	(53,937)	—	674,140
Executive Retirement Savings Plan	8,599	4,300	(23,650)	—	49,532

Steven M. Stangl
Deferred Compensation Plan	246,796	123,398	(47,023)	—	773,172
Executive Retirement Savings Plan	8,600	4,300	(60,317)	—	106,116

(1)	Amounts in this column are also included in columns (c) and (g) of the 2008 Summary Compensation Table included in this report.
(2)	Amounts in this column are also included in columns (c) of the 2008 All Other Compensation Table and column (h) of the 2008 Summary Compensation Table included in this report.
(3)	The aggregate earnings represent the market value change of these plans during 2008. None of the earnings are included in the 2008 Summary Compensation Table included in this report.
(4)	Amounts reported in the aggregate balance at last fiscal year end for 2008 which were previously reported as compensation to the named executive officer in the Summary Compensation Table for previous years were: Mr. Barker $3,536,411; Ms. Berger $2,884,563; Mr. Mendlik $4,167,218; Mr. Etzler $807,436 and Mr. Stangl $1,181,990.

Non-Qualified Retirement Plans

Effective January 2003, we established the Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2008) (the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors and highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same mutual fund investments made available to participants in the 401(k) plan or in notional Equity Strips. Open enrollment for eligible participants to participate in the Deferred Compensation Plan is held annually. Upon enrollment, the participant’s participation and deferral percentage is fixed for the upcoming calendar year. Participants may select from selected mutual funds or Equity Strips for notional investment of their deferred compensation. Administration of the Deferred Compensation Plan is performed by an outside provider, Wells Fargo Institutional Trust Services. Executives are allowed to defer up to $500,000 of cash compensation per year. We match a percentage of any amounts notionally invested in Equity Strips which was 50% in 2008. Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or, if later, the date the executive first participates in the Deferred Compensation Plan. The Deferred Compensation Plan and any earnings thereon are held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors. Earnings in the Deferred Compensation Plan are based on the change in market value of the plan investments during a given period. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the year of deferral or, if earlier, the date the participant separates from service with the Company. Deferrals invested in notional Equity Strips are paid through the issuance of Company shares. Recipients of the Equity Strips upon such distribution have no equity or contractual put right with respect to the issued Equity Strips.

We also maintain the West Corporation Executive Retirement Savings Plan (the “Executive Savings Plan”). Participation in the Executive Savings Plan is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. Open enrollment to participate in the Executive Savings Plan is held annually. Upon enrollment, the participant’s participation and deferral percentage is fixed for the upcoming calendar year. Participants may select from selected mutual funds for investment of their deferred compensation. Participants may change their investment selection as often as they choose. Administration of the Executive Savings Plan is performed by an outside provider, Wells Fargo Institutional Trust Services. We will match 50% of employee contributions, limited to the same maximums and vesting terms as those of the 401(k) plan. Earnings in the Executive Savings Plan are based on the change in market value of the plan investments (mutual funds) during a given period. We maintain a grantor trust under the Executive Savings Plan (“Trust”). The principal of the Trust and any earnings thereon are held separate and apart from our other funds and are used exclusively for the uses and purposes of plan participants, but remain subject to claims from the Company’s general creditors.

2008 returns for the investment funds in the Executive Savings Plan were:

Fund	2008 return	Fund	2008 return
Wells Fargo Advantage Stable Income	(6.90%)	Wells Fargo Advantage Capital Growth	(45.31%)
PIMCO Total Return A	4.33%	Goldman Sachs Mid Cap Value A	(36.47%)
MFS Total Return A	(22.36%)	Victory Special Value A	(43.80%)
MFS Value A	(32.65%)	Franklin Balance Sheet Investment A	(36.01%)
Wells Fargo Advantage Index	(37.39%)	Baron Small Cap	(40.24%)
Davis New York Venture A	(40.03%)	Franklin Templeton Growth A	(43.47%)
Fidelity Advisor Growth Opportunity	(55.13%)	American Funds Euro pacific Growth	(40.38%)
Janus Growth and Income	(42.48%)	AIM Mid Cap Equity	(27.45%)

The following table sets forth the benefits that would have been payable to each named executive officer upon a termination or change in control as of December 31, 2008.

2008 Potential Payments Upon Termination or Change in Control Table

Name (a)	Benefits (1) ($) (b)	Potential Cash Severance Payment (2) ($) (c)	Accelerated Vesting Upon Change in Control or Initial Public Offering (3) ($) (d)
Thomas B. Barker	34,303	2,713,401	5,162,379
Nancee R. Berger	31,770	1,721,918	541,446
Paul M. Mendlik	21,566	1,134,854	360,964
J. Scott Etzler	27,346	1,208,288	360,964
Steven M. Stangl	22,166	1,145,640	360,964

(1)	Benefits include payments of medical, accident, disability and life insurance premiums for a specified period of time. These benefits are payable only in the case of a qualified termination. A non-qualifying termination is a termination for cause, resignation without good reason, death or disability. All other terminations are considered qualifying terminations. None of the potential payments noted in this table will be paid upon a non-qualifying termination.
(2)	In accordance with the executive’s employment agreement, the executive would be entitled to payment as a consultant for two years following termination of employment other than termination for cause or as a result of death.
(3)	On October 31, 2008, a third-party appraisal firm valued the Company’s Class A shares at $3.61 per share. The amounts in column (d) are the result of multiplying the respective restricted shares vested, upon a qualifying termination or initial public offering by this value for the respective named executive officer. Mr. Barker’s Restricted Stock Agreement provides that all three restricted stock tranches vest upon an initial public offering. Unless the performance criteria are met for tranches 2 and 3, the other named executives only vest in tranche 1 upon a change of control.

Non-employee Director Compensation

None of our non-employee directors receive a director fee or stock option grants but will be reimbursed for all reasonable expenses incurred in connection with their attendance at board meetings.

Compensation Committee Interlocks and Insider Participation

Mr. Anthony J. DiNovi, a member of our compensation committee, is Co-President of Thomas H. Lee Partners, L.P. Affiliates of Thomas H. Lee Partners, L.P. provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the Company’s 2006 recapitalization. The aggregate fees for services are approximately $3.3 million annually. Thomas H. Lee Partners, L.P. also received reimbursement for travel and other out-of pocket expenses in the aggregate amount of approximately $0.1 million in 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans ( excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Stock options granted under the 2006 Executive Incentive Plan	2,523,500	2.26	504,847
Restated Nonqualified Deferred Compensation Plan (1)	138,759	N/A	861,241

Total	2,662,259	2.26	1,366,088

N/A—Not Applicable

(1)	Pursuant to the terms of the Restated Nonqualified Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in notional Equity Strips. We match a percentage (50% in 2008) of any amounts notionally invested in our Equity Strips, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year the individual is in the Plan. The maximum number of shares of common stock available under the Restated Nonqualified Deferred Compensation Plan was 1,000,000. At December 31, 2008 the notionally granted Class A and Class L shares under the Restated Nonqualified Deferred Compensation Plan was 138,759. The weighted average price of $2.26 does not take these awards into account.

Security Ownership

The following table summarizes the beneficial ownership of our common stock as of February 26, 2009 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each director;

•	each executive officer whose name appears on the Summary Compensation Table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Owners (1)	Amount Beneficially Owned	Percent of Respective Class of Common Shares
Class A Shares
Gary L. West (2)	10,000,805	11.5%
Mary E. West (2)	10,000,805	11.5%
Quadrangle Group Funds (3)	10,000,000	11.5%
Thomas H. Lee Funds (4)	48,060,000	55.0%
Thomas B. Barker (5)	3,076,242	3.5%
Nancee R. Berger (6)	1,099,456	1.3%
J. Scott Etzler (7)	542,184	*
Paul M. Mendlik (8)	686,248	*
All executive officers as a group (10 persons) (9)	8,101,858	9.0%

Class L Shares
Gary L. West (2)	1,250,101	12.6%
Mary E. West (2)	1,250,101	12.6%
Quadrangle Group Funds (3)	1,250,000	12.6%
Thomas H. Lee Funds (4)	6,007,500	60.6%
Thomas B. Barker (5)	178,280	1.8%
Nancee R. Berger (6)	43,682	*
J. Scott Etzler (7)	5,273	*
Paul M. Mendlik (8)	25,235	*
All executive officers as a group (10 persons) (9)	330,311	3.2%

*	Less than 1%

(1)	The address of each of our executive officers and directors is c/o West Corporation, 11808 Miracle Hills Drive, Omaha, Nebraska 68154.
(2)	The address for this stockholder is 9746 Ascot Drive, Omaha, Nebraska 68114
(3)	Includes 8,751,805 Class A and 1,093,976 Class L shares of common stock owned by Quadrangle Capital Partners II LP; 234,792 Class A and 29,349 Class L shares of common stock owned by Quadrangle Select Partners II LP; and 1,013,403 Class A and 126,675 Class L shares of common stock owned by Quadrangle Capital Partners II-A LP (collectively, the “Quadrangle Funds”). The Quadrangle Funds’ general partner is Quadrangle GP Investors II LP, whose general partner is QCP GP Investors II LLC (collectively, the “QF Advisors”). Shares held by the Quadrangle Funds may be deemed to be beneficially owned by the QF Advisors. The QF Advisors disclaim any beneficial ownership of any shares held by the Quadrangle Funds. Each of the Quadrangle Funds has an address c/o Quadrangle Group LLC, 375 Park Avenue, 14th Floor, New York, New York 10152.
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

(5)	Includes 1,293,088 Class A and 161,636 Class L shares subject to options.
(6)	Includes 349,456 Class A and 43,682 Class L shares subject to options.
(7)	Includes 42,184 Class A and 5,273 Class L shares subject to options.
(8)	Includes 178,360 Class A and 22,295 Class L shares subject to options.
(9)	Includes 2,445,816 Class A and 305,727 Class L shares subject to options.

The table above does not include 159,420 shares notionally granted under our Restated Nonqualified Deferred Compensation Plan at February 14, 2009. These shares have not been granted, do not carry voting rights and cannot be sold until the end of the deferral periods, which begin in 2012 unless there is a change of control of the Company.

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

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the recapitalization. The fees for services and expenses in 2008 and 2007 aggregated $4.2 million and $4.1 million, respectively. Three members of our board are affiliated with Thomas H. Lee Partners, L.P.: Mr. Anthony J. DiNovi, Co-President, Mr. Soren L. Oberg, Managing Director, and Mr. Jeff T. Swenson, Vice President. One member of our board is affiliated with Quadrangle Group LLC: Mr. Joshua L. Steiner, Managing Principal.

We lease certain office space owned by a partnership whose partners are Mary and Gary West who collectively own approximately 22% of our common stock at December 31, 2008. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2008, 2007 and 2006. The lease expires in 2014.

On May 21, 2008, we entered into a series of agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 80% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a variable rate of 3.5% over prime. In December 2008, the parties executed a note with a fixed rate of 8.5%. The debt is non-recourse and collateralized by all of the assets of West Receivables Purchasing, LLC (“West Receivables”), the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million. These notes mature in 24 months from the date of origination. At December 31, 2008, we had $2.8 million of non-recourse portfolio notes payable outstanding under this facility. In connection with the formation of West Receivables, West and TOGM entered into an operating agreement pursuant to which the members share in the profits of the portfolio after collection expenses and the repayment of principal and interest in proportion to their respective membership interests. West provides all necessary services to West Receivables, including collection of the receivables pursuant to a servicing agreement. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

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

The following table summarizes the fees we paid to Deloitte & Touche in 2008 and 2007.

Fee Type	2008	2007
Audit	$1,237,195	$933,610
Audit-related	177,720	64,063
Tax	1,273,778	577,738
All other	—	—

Total	$2,688,693	$1,575,411

Audit Fees—Audit fees consist of fees paid for the audits of our annual financial statements and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q. The increase in fees from 2007 to 2008 was primarily due to the increase in the size of the engagement and the additional required international statutory engagements.

Audit-Related Fees—Audit-related fees consist of fees paid for our SEC and foreign filings, advisory services and the audit of our 401(k) Plan. The increase in fees from 2007 to 2008 was primarily due to work performed on a foreign filing requirement associated with the acquisition of Genesys.

Tax Fees—Tax fees consist of fees paid for tax consultation, state tax planning, due diligence assistance on certain acquisitions, research and development analysis and international tax research and consultation. The increase in fees from 2007 to 2008 was primarily due to work performed on international tax considerations and acquisition related tax consultation.

The audit committee has adopted a policy requiring pre-approval by the committee for all services (audit and non-audit) to be provided to us by our external auditor. In accordance with that policy, our Audit Committee pre-approved all of the foregoing services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated October 30, 2006)

3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

10.01	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2006)

10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)

10.03	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.04	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009 and Exhibit 10.1 to Form 8-K filed February 26, 2009) (1)

10.05	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009 and Exhibit 10.2 to Form 8-K filed February 26, 2009) (1)

10.06	Employment Agreement between InterCall, Inc. the Company and Joseph Scott Etzler, dated December 31, 2008,, as amended February 23, 2009 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 7, 2009 and Exhibit 10.3 to Form 8-K filed February 26, 2009) (1)

Exhibit Number	Description
10.07	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009 and Exhibit 10.4 to Form 8-K filed February 26, 2009) (1)

10.08	Employment Agreement between the Company and Steven M. Stangl, dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 7, 2009 and Exhibit 10.5 to Form 8-K filed February 26, 2009) (1)

10.09	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)

10.10	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2006)

10.11	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 9, 2006)

10.12	Amendment No. 1, dated as of February 14, 2007, by and among West, certain domestic subsidiaries of West and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 20, 2007)

10.13	Amendment No. 2, dated as of May 11, 2007, by and among West, Omnium Worldwide, Inc., as borrower and guarantor, and Lehman Commercial Paper, Inc. (“Lehman”), as administrative agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2007).

10.14	Amendment No. 3, dated as of May 16, 2008, by and among West, Intercall, Lehman, and Wachovia Capital Markets, LLC, as lead manager for purposes of the Amendment, to the credit agreement, dated as of October 24, 2006, by and among West, Lehman and the various lenders party thereto, as lenders. (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 20, 2008).

10.15	West Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2008 (1)

10.16	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.17	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.18	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.19	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.20	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.21	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

10.22	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.23	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)

10.24	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)

10.25	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.26	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)

10.27	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.28	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.29	West Corporation Executive Retirement Savings Plan Amended and Restated Effective as of January 1, 2008 (1)

10.30	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014. (incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 30, 2007)

10.31	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)

10.32	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on March 30, 2007)

Exhibit Number	Description
10.33	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)

10.34	Supplemental Indenture, dated June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014.

10.35	Supplemental Indenture, dated as of June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.

10.36	Supplemental Indenture, dated August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014.

10.37	Supplemental Indenture, dated as of August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.

10.38	Supplemental Indenture, dated June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014.

10.39	Supplemental Indenture, dated as of June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.

10.40	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014.

10.41	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.

10.42	Credit Agreement By and Between West Receivables Purchasing, LLC as Borrower, and TOGM, LLC, as Lender, dated as of May 21, 2008 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated August 14, 2008)

Exhibit Number	Description
10.43	Servicing Agreement By and Among West Asset Management, Inc., as Servicer, West Receivables Purchasing, LLC, as Borrower, and TOGM, LLC, as Lender, dated as of May 21, 2008 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated August 14, 2008)

10.44	Form of Promissory Note between West Receivables Purchasing, LLC and TOGM, LLC (incorporated by reference to Exhibit 10.04 to Form 10-Q dated August 14, 2008)

10.45	Operating Agreement of West Receivables Purchasing, LLC (incorporated by reference to Exhibit 10.05 to Form 10-Q dated August 14, 2008) (1)

21.01	Subsidiaries

31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/S/ THOMAS B. BARKER
Thomas B. Barker
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date

/S/ ANTHONY J. DINOVI Anthony J. DiNovi	March 3, 2009
Director

/S/ SOREN L. OBERG Soren L. Oberg	March 3, 2009
Director

/S/ JOSHUA L. STEINER Joshua L. Steiner	March 3, 2009
Director

/S/ JEFF T. SWENSON Jeff T. Swenson	March 3, 2009
Director

/S/ THOMAS B. BARKER Thomas B. Barker	March 3, 2009
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ PAUL M. MENDLIK Paul M. Mendlik	March 3, 2009
Executive Vice President—Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ R. PATRICK SHIELDS R. Patrick Shields	March 3, 2009
Senior Vice President—Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 2, 2009

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2008	2007	2006
REVENUE	$2,247,434	$2,099,492	$1,856,038
COST OF SERVICES	1,015,028	912,389	818,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	881,586	840,532	800,301

OPERATING INCOME	350,820	346,571	237,215

OTHER INCOME (EXPENSE):
Interest income	3,068	11,389	6,081
Interest expense	(313,019)	(332,372)	(94,804)
Other, net	(11,689)	2,007	2,063

Other expense	(321,640)	(318,976)	(86,660)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	29,180	27,595	150,555

INCOME TAX EXPENSE	11,731	6,814	65,505

INCOME BEFORE MINORITY INTEREST	17,449	20,781	85,050

MINORITY INTEREST IN NET INCOME (LOSS)	(2,058)	15,399	16,287

NET INCOME	$19,507	$5,382	$68,763

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,340	$141,947
Trust cash	9,130	10,358
Accounts receivable, net	359,021	289,480
Portfolio receivables, current portion	64,204	77,909
Deferred income taxes receivable	52,647	33,718
Other current assets	85,706	44,463

Total current assets	739,048	597,875
PROPERTY AND EQUIPMENT:
Property and equipment	918,388	827,458
Accumulated depreciation and amortization	(598,236)	(528,813)

Property and equipment, net	320,152	298,645

PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	68,542	132,233
GOODWILL	1,642,857	1,329,978
INTANGIBLES, net	405,030	336,407
OTHER ASSETS	139,160	151,352

TOTAL ASSETS	$3,314,789	$2,846,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$70,028	$60,979
Accrued expenses	343,922	245,044
Current maturities of long-term debt	25,283	23,943
Current maturities of portfolio notes payable	77,308	77,219
Income tax payable	11,097	2,895

Total current liabilities	527,638	410,080
PORTFOLIO NOTES PAYABLE, less current maturities	11,169	43,092
LONG-TERM OBLIGATIONS, less current maturities	3,832,367	3,452,437
DEFERRED INCOME TAXES PAYABLE	77,109	90,774
OTHER LONG-TERM LIABILITIES	69,094	47,523

TOTAL LIABILITIES	4,517,377	4,043,906
COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 9 and 14)
MINORITY INTEREST	3,632	12,937
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,908 and 9,898 SHARES ISSUED AND OUTSTANDING	1,158,159	1,029,782
STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 87,334 and 87,223 shares issued and 87,326 and 87,223 shares outstanding	87	87
Retained deficit	(2,334,398)	(2,231,302)
Accumulated other comprehensive loss	(30,015)	(8,920)
Treasury stock at cost (8 and 0 shares)	(53)	—

Total stockholders’ deficit	(2,364,379)	(2,240,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,314,789	$2,846,490

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,507	$5,382	$68,763
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	103,218	102,045	96,218
Amortization	80,270	80,775	40,762
Allowance for impairment of purchased accounts receivable	76,405	—	—
Unrealized loss on foreign denominated debt	5,558	—	—
Provision for share based compensation	1,404	1,276	28,738
Deferred income tax expense (benefit)	(26,446)	(8,917)	9,300
Debt amortization	15,802	14,671	3,410
Non cash loss on hedge agreements	17,679	—	—
Other	107	(195)	876
Minority interest in earnings, net of distributions of $7,121, $13,165 and $18,998	(9,178)	2,234	(2,814)
Excess tax benefit from stock options exercised	—	—	(50,794)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,226)	14,713	(41,744)
Other assets	9,113	(9,497)	(24,418)
Accounts payable	(8,965)	8,753	(7,750)
Accrued expenses and other liabilities	(987)	39,492	76,091

Net cash flows from operating activities	280,261	250,732	196,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $9,601, $21,410 and $108,150	(493,556)	(291,760)	(643,690)
Purchase of portfolio receivables, net of collections applied of $46,395, $66,927 and $59,353	992	(60,485)	(55,207)
Purchase of property and equipment	(105,381)	(103,647)	(113,895)
Other	406	946	539

Net cash flows from investing activities	(597,539)	(454,946)	(812,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and bonds	134,000	300,000	3,200,000
Consideration paid to shareholders in exchange for stock	—	(170,625)	(2,790,911)
Principal repayments of long-term obligations	(24,949)	(23,618)	—
Consideration paid to stock option holders in exchange for stock options	—	—	(119,638)
Proceeds from private equity sponsors	—	—	725,750
Net change in revolving credit facilities	283,167	—	(220,000)
Debt issuance costs	(10,315)	(2,299)	(109,591)
Proceeds from the sale of stock and stock options exercised	25	553	18,540
Excess tax benefits from stock options exercised	—	—	50,794
Repayments of portfolio notes payable, net of proceeds from issuance of notes payable of $33,096, $108,812 and $97,871	(31,834)	33,064	46,727
Payments of capital lease obligations	(949)	(1,032)	(6,313)
Other	(54)	(4,772)	4,485

Net cash flows from financing activities	349,091	131,271	799,843

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5,420)	(42)	(131)
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,393	(72,985)	184,097
CASH AND CASH EQUIVALENTS, Beginning of period	141,947	214,932	30,835

CASH AND CASH EQUIVALENTS, End of period	$168,340	$141,947	$214,932

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS )

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Unearned Restricted Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Equity (Deficit)
BALANCE, January 1, 2006	$697	$—	$272,941	$699,765	$—	$(1,130)	$(405)	$—	$971,868
Comprehensive income:
Net income				68,763					68,763
Foreign currency translation adjustment, net of tax of ($420)							715		715
Unrealized gain on cash flow hedges, net of tax of ($152)								264	264

Total comprehensive income									69,742
Stock options exercised including related tax benefits (6,565 shares) and ESPP shares granted (34 shares)	71		211,916						211,987
Share based compensation			28,447						28,447
Amortization of restricted stock			(1,130)			1,130			—
Recapitalization	(768)	86	(413,702)	(2,975,169)					(3,389,553)
Accretion of class L common stock priority return preference			(20,045)						(20,045)

BALANCE, December 31, 2006	—	86	78,427	(2,206,641)	—	—	310	264	(2,127,554)
FIN 48 transition liability				(4,035)					(4,035)

BALANCE, January 1, 2007	—	86	78,427	(2,210,676)	—	—	310	264	(2,131,589)
Comprehensive income:
Net income				5,382					5,382
Foreign currency translation adjustment, net of tax of ($408)							665		665
Unrealized loss on cash flow hedges, net of tax of ($5,810)								(10,159)	(10,159)

Total comprehensive loss									(4,112)
Issuance of common stock in a business combination (929,280 shares)		1	1,161						1,162
Tax benefit of Executive Deferred Compensation Plan distribution			1,393						1,393
Executive Deferred Compensation Plan contributions			896						896
Stock sold (400 shares)			50						50
Stock options exercised including related tax benefits (32 shares)			91						91
Share based compensation			1,276						1,276
Accretion of class L common stock priority return preference			(83,294)	(26,008)					(109,302)

BALANCE, December 31, 2007	—	87	—	(2,231,302)	—	—	975	(9,895)	(2,240,135)
Net income				19,507					19,507
Foreign currency translation adjustment, net of tax of ($4,276)							(6,977)		(6,977)
Reclassification of cash flow hedge into earnings								1,234	1,234
Unrealized loss on cash flow hedges, net of tax of ($8,653)								(15,352)	(15,352)

Total comprehensive loss									(1,588)
Purchase of stock at cost (8 shares)					(53)				(53)
Executive Deferred Compensation Plan contributions			1,397						1,397
Executive Deferred Compensation Plan valuation change			1,102						1,102
Stock options exercised including related									—
tax benefits (15 shares)			25						25
Share based compensation			1,404						1,404
Accretion of class L common stock priority return preference			(3,928)	(122,603)					(126,531)

BALANCE, December 31, 2008	$—	$87	$—	$(2,334,398)	$(53)	$—	$(6,002)	$(24,013)	$(2,364,379)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

•

Receivables Management, including debt purchasing and collections, contingent/third-party collections, government collections, first-party collections, commercial collections, revenue cycle management, collection and recovery solutions to the insurance, financial services, communications and healthcare industries and overpayment identification and claims subrogation to the insurance industry.

Each of our segments builds upon our core competencies of managing technology, telephony and human capital across a broad range of outsourced service offerings. Some of the nation’s leading enterprises use us to manage their most important communications and transactions. Our ability to efficiently and cost-effectively process high volume, complex, voice-related transactions for our clients helps them facilitate effective communications with their customers, reduce operating costs, increase cash flow and improve customer satisfaction.

Our Communication Services segment addresses the broadly-defined outsourced communication solutions, including customer relationship management (“CRM”), emergency communication infrastructure systems and services and automated notification services. The CRM market includes customer care, acquisition, and retention. The emergency communication services market includes the provision of core 9-1-1 infrastructure management and emergency communications services to participants in the telecommunications network, including telecommunications carriers, public safety organizations and government agencies.

These services provide clients with a comprehensive portfolio of services largely driven by customer initiated (inbound) transactions. These transactions are primarily consumer applications. We also support business-to-business (“B-to-B”) applications. Our B-to-B services include sales, lead generation, full account management and other services. Our Communication Services segment operates a network of customer contact centers and automated voice and data processing centers in the United States, Jamaica and the Philippines. We also support the United States 9-1-1 network and deliver solutions to communications service providers and public safety organizations, including data management, customer premise equipment, network transactions, wireless data services and notification services.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Revenue Recognition—The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that services are performed and are generally billed based on call duration, hours of input, number of calls or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Emergency communications services revenue is generated primarily from monthly fees which are recognized in the month services are performed or from product sales and installations which are generally recognized upon completion of the installation and customer acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, customers are generally progress-billed prior to the completion of the installation and these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recorded as revenue ratable (on a monthly basis) over the contractual periods. Nonrefundable up front fees and related costs are recognized ratably over the term of the contract or the expected life of the customer relationship, whichever is longer.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

In compliance with the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”), we account for our investments in receivable portfolios using either the level-yield method or the cost recovery method. During 2008, we began using the cost recovery method for healthcare receivable portfolios and certain other acquired pools. For all other receivable portfolios, we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. The level-yield method applies an effective interest rate or internal rate of return (“IRR”) to the cost basis of portfolio pools. SOP 03-3 requires that a valuation allowance be taken for decreases in expected cash flows or changes in the timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The valuation allowance reduces the portfolio receivable and the corresponding reduction is to revenue in the consolidated statements of operations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Because any reductions in expectations are recognized as a reduction of revenue in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairment allowances in the future, and these allowances could be material. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

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

Other Income (Expense)—Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, the aggregate gain (loss) on debt transactions denominated in currencies other than the functional currency, sub-lease rental income and interest income from short-term investments.

Cash and Cash Equivalents—We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust Cash—Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Financial Instruments—Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values.

Accounts Receivable—Accounts receivable from customers is presented net of an allowance for doubtful accounts of approximately $12.4 million and $6.5 million at December 31, 2008 and 2007, respectively.

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

Goodwill and Intangible Assets—Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis. During September 2007 the Company recognized an $8.8 million impairment charge to fully write-off the goodwill associated with a majority-owned unrestricted subsidiary. The majority-owned subsidiary, which had been consolidated in the communication services segment, was disposed of in the fourth quarter of 2007. We have determined that goodwill and intangible assets with indefinite lives are not impaired and therefore no additional write-off is necessary. Finite lived intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(2) for those tax positions that meet the more likely than not recognition threshold, we would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

Other Comprehensive Income (Loss)—Comprehensive income (loss) is composed of unrealized gains or losses on foreign currency translation adjustments arising from changes in exchange rates of our foreign subsidiaries. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of other comprehensive income (loss). The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are the only components of other comprehensive income (loss).

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

Minority Interest—Our portfolio receivable lenders own a minority interest in several of our portfolio receivable subsidiaries.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At December 31, 2008 and 2007, the 12% priority return preference has been accreted and included in the Class L share balance.

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

Recent Accounting Pronouncements—In December 2007, the FASB issued Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at fair value on the acquisition date, with limited exceptions. SFAS 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies to us prospectively for business combinations occurring on or after January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning in 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is an amendment of FASB Statement No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial position, results of operations and cash flows.

2.	MERGERS AND ACQUISITIONS

Positron

On November 21, 2008 we closed the acquisition of IPC Information Systems Holdings, Inc., the holding company for IPC Systems, Inc.’s command systems segment, including Positron Public Safety Systems, Inc. (“Positron”). The purchase price including transaction costs, net of cash received of $2.0 million, was approximately $165.3 million in cash. We funded the acquisition with cash on hand. The results of Positron’s operations have been included in our consolidated financial statements in the Communication Services segment since November 21, 2008.

Positron offers fully-integrated, premise-based public safety solutions that enable Enhanced 911 call handling, computer-aided dispatching, mapping, automated vehicle location and radio communications capabilities to allow public safety agencies to better coordinate responses to emergency events. Based in Montreal, Quebec, Canada, Positron has been providing public safety solutions for more than 20 years.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at November 21, 2008. The finite lived intangible assets are comprised of trade names, customer relationships and technology. We are in the process of completing the valuation of certain intangible assets and purchase price allocation, therefore, the purchase price allocation is subject to refinement.

(Amounts in thousands) November 21, 2008
Cash	$1,954
Other current assets	51,619
Property and equipment	4,512
Other assets	43
Intangible assets	29,500
Goodwill	143,420

Total assets acquired	231,048

Current liabilities	10,283
Other liabilities	42,317
Non-current deferred taxes	11,210

Total liabilities assumed	63,810

Net assets acquired	$167,238

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Genesys

On May 22, 2008 we closed the acquisition of Genesys SA (“Genesys”), a global conferencing service provider. At June 30, 2008 our ownership in Genesys was approximately 96.6%. In the third quarter of 2008, we acquired the remaining minority issued and outstanding shares and stock options of Genesys. Total acquisition costs, including transaction expenses, are expected to be approximately $321.3 million. We funded the acquisition with proceeds from an incremental term loan under our existing credit facility for $134.0 million ($126.2 million, net of fees), a $75.0 million multicurrency revolving credit facility ($72.6 million, net of fees) entered into by InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, a draw of $45.0 million under our existing revolving credit facility and cash on hand.

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

(Amounts in thousands) May 22, 2008
Cash	$7,451
Other current assets	53,347
Property and equipment	26,661
Defered tax asset	19,133
Other assets	1,890
Intangible assets	118,171
Goodwill	169,429

Total assets acquired	396,082

Current liabilities	74,204
Other liabilities	559
Minority interest	2,213

Total liabilities assumed	76,976

Net assets acquired	$319,106

HBF

On April 1, 2008 West Corporation completed the acquisition of all the outstanding shares of HBF Communications Inc. (“HBF”), an Austin, Texas based company that provides emergency communication solutions to telecommunication providers and public safety organizations. The purchase price including transactions costs, net of cash received of $0.2 million, was approximately $19.0 million and was funded by cash on hand. Finite lived intangible assets of customer relationships, technology and a non-competition agreement totaling $5.9 million were assigned in the purchase price allocation as well as $17.2 million in related goodwill. The purchase allocation was based on the use of the cost, market and income approaches and was completed in 2008.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The results of HBF’s operations have been included in our consolidated financial statements in the Communication Services segment since April 1, 2008.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at May 1, 2007. The finite lived intangible assets are comprised of trade names, customer relationships and technology. The purchase allocation was based on the use of the cost, market and income approaches and completed in 2008.

(Amounts in thousands) May 1, 2007
Cash	$15,230
Other current assets	23,257
Property and equipment	10,262
Intangible assets	67,940
Goodwill	89,681

Total assets acquired	206,370

Current liabilities	31,855
Capital lease obligations	933
Non-current deferred taxes	20,297

Total liabilities assumed	53,085

Net assets acquired	$153,285

TeleVox

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at March 1, 2007. The finite lived intangible assets are comprised of trade names, customer relationships and technology. The purchase allocation was based on the use of the market and income approaches and completed in 2007.

(Amounts in thousands) March 1, 2007
Cash	$5,161
Other current assets	6,041
Property and equipment	1,012
Other long-term assets	5,053
Intangible assets	49,700
Goodwill	104,521

Total assets acquired	171,488

Current liabilities	14,966
Capital lease obligations	131
Other long-term liabilities	119
Non current deferred taxes	22,184

Total liabilities assumed	37,400

Net assets acquired	$134,088

CenterPost

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The following table summarizes the fair values of the assets acquired and liabilities assumed at February 1, 2007. The purchase allocation was based on the use of the market and income approaches and completed in 2007. The finite lived intangible assets are comprised of customer relationships and technology.

(Amounts in thousands) February 1, 2007
Cash	$1,019
Other current assets	1,001
Property and equipment	464
Deferred tax asset	507
Intangible assets	5,950
Goodwill	16,436

Total assets acquired	25,377

Current liabilities	2,145

Total liabilities assumed	2,145

Net assets acquired	$23,232

Assuming the acquisitions of Positron, Genesys, HBF, Omnium, TeleVox and WNG occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the years ended December 31, 2008 and 2007 would have been, in thousands, as follows:

	2008	2007
Revenue	$2,416,246	$2,402,110
Net Income (Loss)	$12,693	$(20,248)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2008 and 2007, in thousands:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at January 1, 2007	$498,630	$551,873	$135,872	$1,186,375
Acquisitions	120,014	—	94,071	214,085
Impairment of a majority-owned subsidiary	(8,843)	—	—	(8,843)
Purchase accounting adjustments	(53,885)	(7,754)	—	(61,639)

Balance at December 31, 2007	555,916	544,119	229,943	1,329,978
Acquisitions	160,637	169,429	—	330,066
Purchase accounting adjustments	945	1,598	(4,390)	(1,847)
Foreign currency translation adjustment	—	(15,340)	—	(15,340)

Balance at December 31, 2008	$717,498	$699,806	$225,553	$1,642,857

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

We allocated the excess of the Positron and Genesys purchase costs over the fair value of the assets acquired and other finite-lived intangible assets to goodwill based on preliminary estimates. We are in the process of completing the purchase price allocation and the valuation of certain intangible assets. The process of completing a purchase price allocation and intangible asset valuation involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process in 2009. Goodwill recognized for Positron and Genesys at December 31, 2008 is approximately $143.4 million and $154.1 million, respectively and not deductible for tax purposes.

During 2008 we completed the purchase price allocation for the Omnium acquisition. The results of the valuation of certain intangible assets required a reduction of $1.6 million to be allocated to finite lived intangible assets and a corresponding increase to goodwill and a decrease in deferred taxes from what was previously estimated. Also, as a result of completing the valuation, the estimated useful economic lives of the finite lived intangible assets were increased. The estimated increase (reduction) in amortization expense for the Omnium intangible assets in 2008 through 2012 is approximately ($5.7) million, ($8.5) million, ($2.2) million, $0.8 million and $1.4 million, respectively.

During 2007, we recorded an $8.8 million impairment charge to write-off the goodwill associated with our investment in a majority-owned subsidiary.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Positron included its position in a growing market, vertical expansion in the emergency communication infrastructure and its innovative technology.

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

Factors that contributed to a purchase price resulting in goodwill, non-deductible for tax purposes, for the purchase of Omnium, WNG and TeleVox included their respective positions in large and growing markets and margin expansion opportunities due to additional scale.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

	As of December 31, 2008			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$466,884	$(190,177)	$276,707	9.0
Technology & Patents	84,808	(26,695)	58,113	10.7
Trade names	64,285	—	64,285	Indefinite
Trade names (finite lived)	8,360	(4,369)	3,991	5.5
Other intangible assets	9,924	(7,990)	1,934	5.7

Total	$634,261	$(229,231)	$405,030

	As of December 31, 2007			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$354,668	$(127,622)	$227,046	9.0
Technology & Patents	64,832	(19,214)	45,618	9.7
Trade names	54,285	—	54,285	Indefinite
Trade names (finite lived)	9,310	(3,157)	6,153	4.4
Other intangible assets	9,865	(6,560)	3,305	5.8

Total	$492,960	$(156,553)	$336,407

Amortization expense for finite lived intangible assets was $73.4 million, $66.9 million and $36.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for the next five years in millions is as follows:

2009	$67.8
2010	$57.3
2011	$45.8
2012	$37.9
2013	$32.8

The amount of other indefinite and finite-lived intangible assets recognized in the Positron acquisition is currently estimated to be approximately $29.2 million, net of amortization, and is comprised of customer relationships and technology. These finite-lived intangible assets are being amortized over five to fourteen years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the Positron finite-lived intangible assets was approximately $0.3 million in 2008.

The amount of other finite-lived intangible assets recognized in the Genesys acquisition is currently estimated to be approximately $89.6 million, net of amortization, and is comprised of trade names, customer relationships and technology. These finite-lived intangible assets are being amortized over two to nine years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the Genesys finite-lived intangible assets was approximately $18.5 million in 2008.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The amount of other finite-lived intangible assets recognized in the HBF acquisition is approximately $4.9 million, net of amortization, and is comprised of a non-compete agreement, customer relationships and technology. These finite-lived intangible assets are being amortized over two to seven years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the HBF finite-lived intangible assets was approximately $1.0 million in 2008.

The amount of other finite-lived intangible assets recognized in the Omnium acquisition is approximately $49.8 million, net of amortization, and is comprised of trade names, customer relationships, a non-compete agreement and technology. These finite-lived intangible assets are being amortized over three to eleven years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the Omnium finite-lived intangible assets was approximately $8.6 million and $9.5 million in 2008 and 2007, respectively.

The amount of other finite-lived intangible assets recognized in the TeleVox acquisition is approximately $39.3 million, net of amortization, and is comprised of trade names, customer relationships, non-compete agreements and technology. These finite-lived intangible assets are being amortized over five to twelve and one half years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the TeleVox finite-lived intangible assets was approximately $3.5 million and $6.9 million in 2008 and 2007, respectively.

The amount of other finite-lived intangible assets recognized in the WNG acquisition is approximately $2.2 million, net of amortization, and is comprised of customer lists and technology. These finite-lived intangible assets are being amortized over six to ten years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the WNG finite-lived intangible assets was approximately $0.5 million and $3.3 million in 2008 and 2007, respectively.

The intangible asset trade names for six acquisitions InterCall and ConferenceCall.com in 2003, Intrado and InPulse in 2006, TeleVox in 2007 and Positron in 2008 were determined to have an indefinite life based on management’s current intentions. If factors were to change that would indicate the need to assign a definite life to these assets, we will do so and commence amortization. We periodically assess the trade names value. This assessment is made using the relief-from-royalty method, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Below is a summary of other intangible assets, at acquired cost, by reporting segment at December 31, 2008 and 2007, in thousands:

	Communication Services	Conferencing Services	Receivables Management	Corporate	Consolidated
As of December 31, 2008
Customer lists	$161,287	$222,987	$82,610	$—	$466,884
Technology & Patents	58,833	21,504	4,090	381	84,808
Trade names	41,206	27,344	4,095	—	72,645
Other intangible assets	6,345	699	2,880	—	9,924

Total	$267,671	$272,534	$93,675	$381	$634,261

As of December 31, 2007
Customer lists	$154,727	$135,933	$64,008	$—	$354,668
Technology & Patents	40,093	3,680	20,849	210	64,832
Trade names	31,206	24,805	7,585	—	63,596
Other intangible assets	6,285	789	2,790	—	9,864

Total	$232,311	$165,207	$95,232	$210	$492,960

4.	PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the years ended December 31, 2008 and 2007, respectively, in thousands, were as follows:

	2008	2007
Beginning of period	$210,142	$149,657
Purchases, net of putbacks	45,403	127,412
Recoveries, including portfolio sales of $17,881 and $28,848	(171,612)	(212,624)
Revenue recognized	125,218	148,232
Portfolio allowances	(76,405)	(2,535)

Balance at end of period	132,746	210,142
Less: current portion	(64,204)	(77,909)

Portfolio receivables, net of current portion	$68,542	$132,233

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $63.3 million and $10.3 million at December 31, 2008 and December 31, 2007, respectively.

We recorded a $76.4 million and $2.5 million reduction in revenue in our Receivables Management segment as an allowance for impairment of purchased accounts receivable during 2008 and 2007, respectively. This impairment was due to reduced liquidation rates on existing portfolios which we believe was associated with weaker economic conditions for consumers. The valuation allowance was calculated in accordance with SOP 03-3 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	2008	2007
Beginning of period balance	$2,535	$—
Additions	76,405	2,535
Recoveries	—	—

Balance at end of period	$78,940	$2,535

5.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, in thousands, consisted of the following:

	December 31,
	2008	2007
Land and improvements	$7,373	$7,356
Buildings	95,489	93,339
Telephone and computer equipment	630,349	561,326
Office furniture and equipment	67,007	62,441
Leasehold improvements	89,406	84,610
Construction in progress	28,764	18,386

	$918,388	$827,458

We lease certain land, buildings and equipment under operating leases which expire at varying dates through July 2024. Rent expense on operating leases was approximately $50.4 million, $41.7 million and $34.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, exclusive of related-party lease expense. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, in thousands, are as follows:

	Non-Related Party Operating Leases	Related - Party Operating Lease	Total Operating Leases
Year Ending December 31,
2009	29,741	688	30,429
2010	27,114	731	27,845
2011	16,492	731	17,223
2012	11,291	731	12,022
2013	8,421	731	9,152
2014 and thereafter	47,747	487	48,234

Total minimum obligations	$140,806	$4,099	$144,905

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	December 31, 2008	December 31, 2007
Accrued wages	$72,405	$56,463
Deferred revenue	62,631	23,574
Interest payable	36,084	36,900
Accrued other taxes (non-income related)	31,078	17,921
Interest rate hedge position	24,930	15,970
Accrued settlements	20,479	21,244
Accrued acquisition costs	19,000	—
Accrued employee benefit costs	15,845	13,745
Accrued phone	15,213	21,949
Customer deposits	5,617	4,444
Other current liabilities	40,640	32,834

	$343,922	$245,044

7.	PORTFOLIO NOTES PAYABLE

Our portfolio notes payable, in thousands, consisted of the following as of:

	December 31,
	2008	2007
Non-recourse portfolio notes payable	$88,477	$120,311
Less current maturities	77,308	77,219

Portfolio notes payable, net of current portion	$11,169	$43,092

We historically have maintained through majority-owned subsidiaries receivables management asset financing facilities with affiliates of Cargill, Inc. and CarVal Investors, LLC (the “Portfolio Lenders”). Each Portfolio lender is a minority interest holder in the applicable majority-owned subsidiary. Pursuant to these agreements, we have borrowed up to 85% of the purchase price of each receivables portfolio purchased from the lender and funded the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that had an aggregate original principal amount of approximately $20 million. These notes mature in 24 to 30 months from the date of origination. At December 31, 2008, we had $85.7 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $120.3 million outstanding at December 31, 2007.

On May 21, 2008, we entered into a series of agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 80% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a variable rate of 3.5% over prime. In December 2008, the parties executed a note with a fixed rate of 8.5%. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

These notes mature in 24 months from the date of origination. At December 31, 2008, there was $2.8 million outstanding under the West Receivables credit agreement bearing a blended interest rate of 7.5%. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

Interest expense on all portfolio notes payable in 2008, 2007 and 2006 was $8.4 million, $11.1 million and $5.7 million, respectively.

8.	RELATED PARTIES

Management Services

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to management services agreements entered into in connection with the consummation of the recapitalization. The fees for services and expenses were $4.2 million, $4.1 million and $1.0 million in 2008, 2007 and 2006, respectively. In addition, in consideration for financial advisory services and capital structure analysis services rendered in connection with the recapitalization, affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC received an aggregate transaction fee of $40.0 million in 2006.

Lease

We lease certain office space owned by a partnership whose partners own approximately 22% of our common stock at December 31, 2008. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2008, 2007 and 2006. The lease expires in 2014.

Portfolio Receivable Financing

As discussed in Note 7, Portfolio Notes Payable, on May 21, 2008, we entered into a series of agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 80% of the purchase price of selected receivables portfolios. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

9.	LONG-TERM OBLIGATIONS

Long-term obligations, in thousands, consist of the following:

	December 31,
	2008	2007
Senior Secured Term Loan Facility, due 2013	$2,485,432	$2,376,380
Senior Secured Revolving Credit, due 2012	224,043	—
Multi currency revolving credit facility, due 2011	48,175	—
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000

	3,857,650	3,476,380

Less: current maturities	25,283	23,943

Long-term obligations	$3,832,367	$3,452,437

Interest expense during 2008, 2007 and 2006 on these long-term obligations was approximately $298.9 million, $307.6 million, and $89.3 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Future maturities of long-term debt, in thousands, at December 31, 2008 were:

Year	Amount
2009	$25,283
2010	$25,283
2011	$73,458
2012	$249,326
2013	$2,384,300
Thereafter	$1,100,000

Senior Secured Term Loan Facility.

The $2,534.0 million senior secured term loan facility and $250 million senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with a balloon payment on the maturity date, October 24, 2013, of approximately $2,365.3 million. The senior secured term loan facility pricing is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at December 31, 2008), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at December 31, 2008), except for the $134.0 million term loan expansion, which is priced at LIBOR plus 5.0%, and Base Rate plus 4.0% for base rate loans. The LIBOR rate has a floor at 3.50%.

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

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $279.6 million including the aggregate amount of $48.6 million of principal payments previously made in respect of the term loan facility. The availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

First Amendment

In February 2007, we amended the senior secured term loan facility. The general terms of the amendment included interest rate repricing based on our debt rating, expansion of the loan facility by $165.0 million to $2,265.0 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Second Amendment

In May 2007, West Corporation, Omnium Worldwide, Inc., a subsidiary of West (“Omnium”), as borrower and guarantor, and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, entered into Amendment No. 2 (the “Second Amendment”). The general terms of the Second Amendment included an incremental $135.0 million tranche of the senior secured term loan facility. After the incremental borrowing, the aggregate loan facility is $2,400 million. In connection with the Second Amendment, Omnium delivered a Supplement to the Guaranty Agreement, dated as of October 24, 2006, and a Supplement to the Security Agreement, dated as of October 24, 2006, which supplements work to, among other things, include Omnium as a guarantor of the obligations and a grantor of a security interest, respectively, under the Credit Agreement.

Third Amendment

In May 2008, West and InterCall, Inc., a West subsidiary (“InterCall”), entered into Amendment No. 3 (the “Third Amendment”) to our senior secured credit agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans. After the expansion of the term loan credit facility, the aggregate facility is $2,534.0 million. The pricing of this debt is Base Rate (as defined in the senior secured term loan facility) or LIBOR (with a floor of 3.5%) plus margin of 4.0% for Base Rate loans and 5.0% for LIBOR loans. The incremental term loan includes call protection for voluntary or mandatory prepayment or scheduled repayment during the first two years following the borrowing date (5.0% premium during the first year and 2.0% premium during the second year). The estimated effective interest rate for this add-on to the term loan facility is approximately 9.5%. After the expansion of the term loan credit facility, the aggregate facility is $2,534.0 million. The effective annual interest rate, inclusive of debt amortization costs, on the senior secured term loan facility for 2008 and 2007 was 6.56% and 8.03%, respectively.

Senior Secured Revolving Credit Facility.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at December 31, 2008), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at December 31, 2008). The Company is required to pay each lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

Multicurrency revolving credit facility

In May 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall (“ICSL”), entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, related fees and expenses and for general corporate purposes. The credit facility is secured by substantially all of the assets of ICSL and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)) (subject to an upward adjustment of up to 0.5% in connection with the syndication of the facility). In September 2008, as permitted based on market conditions, the agreement was amended to increase the margin by 0.375%, as permitted based on market conditions, increasing the margin range to 2.375% to 3.125%. The margin at December 31, 2008 was 2.75%. This facility may rise above $75.0 million due to currency fluctuations and has pay down requirements to

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

$75.0 million at interest reset dates. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

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

In addition, until October 15, 2009, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of senior notes issued by it at a redemption price equal to 109.50% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the sum of the aggregate principal amount of senior notes originally issued under the senior indenture and any additional notes issued under the senior indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

Senior Subordinated Notes

The senior subordinated notes consist of $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest is payable semiannually. The senior subordinated indenture contains

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

In addition, until October 15, 2009, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of senior subordinated notes issued by it at a redemption price equal to 111% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of senior subordinated notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings (as defined in the senior subordinated indenture); provided that at least 65% of the sum of the aggregate principal amount of senior subordinated notes originally issued under the senior subordinated indenture and any additional notes issued under the senior subordinated indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

At December 31, 2008, our gross fair value liability position was approximately $56.4 million compared to $16.0 million at December 31, 2007.

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

In September and October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, and the fair value of these hedges at December 31, 2008, was $12.5 million and recorded as interest expense. Subsequent changes in fair value of these two hedges will also be recorded in earnings. At June 30, 2008, the Other Comprehensive Loss associated with one of these hedges was $3.3 million. The associated Other Comprehensive Loss for this hedge will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During the six months ended December 31, 2008, $2.0 million of Other Comprehensive Loss and the related deferred income tax asset was reclassified and recorded as interest expense.

In August 2008 we entered into a one-year interest rate basis swap overlay to reduce interest expense by taking advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis overlay swaps on certain swaps entered into in October 2006 and August 2007. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments ranging from LIBOR plus 10.5 basis points to 12.75 basis points. The termination dates and notional amounts match the interest rate swaps noted above. The initial measurement assessment of hedge effectiveness was performed using regression analysis. At December 31, 2008, our gross fair value liability position on the interest rate basis swap overlay was approximately $3.2 million which we recorded as interest expense during 2008 which represents the amount that these basis swaps were determined to be ineffective.

We experienced no ineffectiveness on any of our interest rate swaps during 2007.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

10.	INCOME TAXES

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2008	2007	2006
Current income tax expense:
Federal	$4,058	$1,296	$44,865
State	3,521	2,695	2,992
Foreign	30,598	11,740	8,348

	38,177	15,731	56,205

Deferred income tax expense (benefit):
Federal	(12,892)	(7,973)	8,876
State	(1,359)	(944)	424
Foreign	(12,195)	—	—

	(26,446)	(8,917)	9,300

Total income tax expense	$11,731	$6,814	$65,505

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Non-deductible recapitalization expenses	0.0%	4.3%	9.7%
Valuation allowance addition (reversal)	0.0%	-8.3%	1.7%
State income taxes, net of Federal benefit	7.8%	6.4%	1.3%
Federal tax credits	-6.7%	-9.2%	-1.0%
Uncertain tax positions	0.4%	5.5%	0.7%
Effect of deferred tax rate change	0.0%	8.8%	0.0%
Minority interest in net income	2.5%	-19.5%	-3.8%
Other	1.2%	1.6%	-0.1%

	40.2%	24.6%	43.5%

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2008	2007
Deferred income tax assets:
Net operating loss carryforwards	$154,106	$77,456
Accrued expenses	33,571	11,762
Tax credits	15,587	17,977
Interest rate hedge activities	14,749	5,810
Benefit plans	7,609	3,666
Reserves not currently deductible for tax purposes	4,406	4,736
Allowance for doubtful accounts	2,846	2,139
Other	902	1,274

Gross deferred income tax assets	233,776	124,820

Less valuation allowance	(100,676)	(31,974)

Total deferred income tax assets	$133,100	$92,846

Deferred tax liabilities:
Acquired intangibles amortization	$131,265	$107,265
Excess tax depreciation over financial depreciation	20,517	18,070
Cost recovery	(7,284)	13,406
International earnings	7,412	4,684
Prepaid expenses	4,927	5,897
Foreign currency translation	725	580

Total deferred tax liabilities	157,562	149,902

Net deferred tax liability	$24,462	$57,056

Deferred tax assets / liabilities included in the balance sheet are:
Deferred income taxes receivable	$52,647	$33,718
Deferred income taxes payable	77,109	90,774

Net deferred income taxes	$24,462	$57,056

At December 31, 2008, the Company had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $403.0 million which resulted in a net deferred tax asset of $57.8 million which is available to reduce future taxes in the U.S. and France. The NOL carryforwards are all attributable to acquired companies. In connection with the Genesys and Positron acquisitions, we assumed NOL’s of approximately $245.4 million. The Genesys NOL includes $131.7 million from the U.S. and $96.5 million from France. The use of the entire Genesys U.S. NOL carryforward is subject to limitations under Intenal Revenue Code Section 382 and a valuation allowance is recorded against this entire amount. A valuation allowance of $22.6 million has been recorded against the French NOL based on expected utilization. As a result of these valuation allowances the Company believes that $160.2 million of the $403.0 million in NOL’s will be utilized to offset future taxable income. The valuation allowance, which reduces deferred tax assets to an amount that will more likely than not be realized, is $100.7 million at December 31, 2008. Our valuation allowance increased $68.7 million in 2008. We also have tax credit carryforwards of $15.6 million, related to general business credits and foreign tax credits that can be offset against federal income tax in future years. The foreign tax credits can be carried forward for ten

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

years from the date of origin and the general business credits can be carried forward for twenty years from the date of origin. The foreign tax credits will begin expiring in 2017 and the general business credits will begin expiring in 2023.

We are still in the measurement period for both Genesys and Positron acquisitions and in the process of obtaining all the pertinent factors in order to determine if the provisional amounts recognized for income taxes for the year ended December 31, 2008 may need to be revised based upon the facts and circumstances that existed at the acquisition date, that if known, would have resulted in the recognition of those assets or liabilities as of that date.

In 2008, 2007, and 2006, income tax benefits attributable to employee stock option transactions and distributions from the Executive Retirement Savings Plan of $0 million, $0 million and $50.8 million, respectively were allocated to shareholders’ equity.

In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. The number of tax years that remain open and subject to tax audits varies depending upon the tax jurisdiction. Our major taxing jurisdictions include the U.S., United Kingdom and France. The IRS initiated its audit of our U.S. income tax returns for 2005 and 2006 tax years in the second quarter of 2008. The audit is progressing and we reasonably estimate the timing or the change in unrecognized tax benefits from the resolution of any matters resulting from the audit of our Consolidated Financial Statements. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At year-end, we believe the aggregate amount of any additional tax liabilities that may result from these examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. After the adoption of FIN 48, we have total liabilities for unrecognized tax benefits of $14.0 million. Of this amount, $4.0 million was recorded as a decrease to beginning retained deficit for the cumulative effect of adopting FIN 48. In addition we classified certain tax liabilities for unrecognized tax benefits, as well as related potential interest and penalties, from current liabilities to long-term liabilities.

The following summarizes the activity related to our unrecognized tax benefits in 2008 and 2007, in thousands:

Balance January 1, 2007	$13,968
Increases for positions taken in current year	542
Increases for positions taken in prior years	482
Increases for interest and penalties	1,214
Expiration of the statute of limitations for the assessment of taxes	(198)

Balance at December 31, 2007	16,008
Increases for positions taken in current year	374
Increases for positions taken in prior years	997
Decrease due to settlements with taxing authorities	(1,668)
Expiration of the statute of limitations for the assessment of taxes	(313)

Balance at December 31, 2008	$15,398

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Included in the unrecognized tax benefits at December 31, 2008 was $11.0 million of tax benefits that, if recognized, would affect our effective tax rate. We recognize interest related to unrecognized tax benefits and penalties as income tax expense. During 2008, we accrued approximately $1.0 million for interest and no additional penalties related to these unrecognized tax benefits. At December 31, 2008, the aggregate recorded liability for interest and potential penalties is $4.8 million and $1.0 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

11.	FAIR VALUE DISCLOSURES

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Trading Securities (Liability). The underlying obligation for the mutual funds invested in debt and equity securities in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan are classified as trading securities in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

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

Assets and liabilities at December 31, 2008 measured at fair value on a recurring basis, in thousands, are summarized below:

Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$10,765	$10,765	$—	$—	$10,765

Total assets at fair value	$10,765	$10,765	$—	$—	$10,765

Liabilities
Trading securities	$10,765	$10,765	$—	$—	$10,765
Interest rate swaps	56,409	—	56,409	—	56,409

Total liabilities at fair value	$67,174	$10,765	$56,409	$—	$67,174

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

The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at December 31, 2008 was approximately $2,132.6 million compared to the carrying amount of $3,585.4 million.

12.	OFF—BALANCE SHEET ARRANGEMENTS

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through April 2013 and are renewed as required. The outstanding commitments on these obligations at December 31, 2008 and 2007 were $17.1 million and $9.9 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plan

We have a multiple employer 401(k) plan, which covers substantially all employees twenty-one years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit which ever is less if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $6.9 million, $6.7 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds and shall be used exclusively for the uses and purposes of plan participants and general creditors. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, limited to the same maximums and vesting terms as those of the 401(k) plan. Our total contributions under the plan for the years ended December 31, 2008, 2007 and 2006 were approximately $1.8 million, $1.4 million and $1.5 million, respectively. Assets under the Trust at December 31, 2008 and 2007 were $9.6 million and $9.4 million, respectively.

Effective January 2003, we established our Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2008, the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or in notional Equity Strips. We match a percentage of any amounts invested in notional Equity Strips (50% during 2008, 2007 and 2006). Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or, if later, the date the executive first participates in the Deferred Compensation Plan. Amounts deferred under the Deferred Compensation Plan and any earnings credited there under shall be held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors. Our total contributions for the years ended December 31, 2008, 2007 and 2006 under the plan were approximately $1.5 million, $2.3 million and $2.0 million, respectively. Assets under the Deferred Compensation Plan at December 31, 2008 and 2007 were $15.7 million and $12.6 million, respectively.

2006 Executive Incentive Plan

In October 2006, the board of directors approved the 2006 Executive Incentive Plan (“EIP”). The EIP was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company. The administrator will select participants from among those key employees and directors of and consultants and advisors to, the Company or its affiliates who, in the opinion of the administrator, are in a position to make a significant contribution to the success of the Company and its affiliates. A maximum of 359,986 Equity Strips (each comprised of eight shares of Class A Common and one share of Class L Common), in each case pursuant to rollover options, are authorized to be delivered in satisfaction of rollover option awards under the Plan. In addition, an aggregate maximum of 11,276,291 shares of Class A Common may be delivered in satisfaction of other awards under the Plan.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Stock option activity under the 2006 EIP for the years ended December 31, 2008 and 2007 and for the partial year ended December 31, 2006 is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2006	—	—	$—
2006 Executive Incentive Plan options approved	3,075,347	—	—
Granted	(2,530,000)	2,530,000	1.64

Balance at December 31, 2007	545,347	2,530,000	1.64
Granted	(227,500)	227,500	1.64
Canceled	301,000	(301,000)	1.64
Exercised	—	(32,000)	1.64

Balance at December 31, 2007	618,847	2,424,500	1.64
Granted	(395,000)	395,000	6.36
Canceled	281,000	(281,000)	2.27
Exercised	—	(15,000)	1.64

Balance at December 31, 2008	504,847	2,523,500	$2.26

At December 31, 2008, we expect that 80% of options granted will vest over the vesting period.
At December 31, 2008, the intrinsic value of vested options was approximately $1.6 million.

Executive Management Rollover Options
		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2006	—	—	$—
Class A and L equity strip options available for roll over	3,239,738	—	—
Class A and L equity strip options granted	(3,239,721)	3,239,721	33.47

Balance at December 31, 2006	17	3,239,721	33.47
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—

Balance at December 31, 2007	17	3,239,721	33.47
Granted	—	—	—
Canceled	—	(17,955)	33.00
Exercised	—	—	—

Balance at December 31, 2008	17	3,221,766	$33.48

An Equity Strip is comprised of eight options of Class A stock and one option of Class L Stock.
The rollover options are fully vested and none were exercised during 2008, 2007 or 2006.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The following table summarizes the information on the options granted under the EIP at December 31, 2008:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.64	2,193,500	7.95	$1.64	832,000	$1.64
6.36	330,000	9.08	6.36	—	—

$1.64 - $6.36	2,523,500	8.10	$2.26	832,000	$1.64

The following table summarizes the information on the Class A and L equity strip options granted under the EIP at December 31, 2008:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$33.00	2,859,354	3.9	$33.00
34.01	79,380	4.0	34.01
38.15	283,032	3.9	38.15

$33.00 - $38.15	3,221,766	3.9	$33.48

The aggregate intrinsic value of these options at December 31, 2008 was approximately $28.3 million.

We account for the stock option grants under the 2006 EIP in accordance with SFAS 123R. For the years ended 2008, 2007 and 2006 approximately $0.6 million, $0.5 million and $42,000 was recorded as share-based compensation for the 2006 EIP option grants, respectively. The fair value of options granted under the EIP during 2008 and 2007 were $1.72 and $1.15 per option, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average four year historical stock price volatility for nine and six guideline companies in 2008 and 2007, respectively, that were used in applying the market approach to value the Company in its annual appraisal. The expected life of four years for the options granted was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years. The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

	2008	2007
Risk-free interest rate	3.07%	4.65%
Dividend yield	0.0%	0.0%
Expected volatility	28.0%	98.0%
Expected life (years)	4.0	4.0

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

At December 31, 2008 and 2007 there was approximately $1.9 million and $2.2 million of unrecorded and unrecognized compensation cost related to unvested share based compensation under the EIP, respectively. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

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

The vesting schedule for Tranche 2 and Tranche 3 shares is subject to the Total Return of the Investors and the Investor IRR (“internal rate of return”) as of an exit event, subject to the following terms and conditions: Tranche 2 shares shall become 100% vested upon an exit event if, after giving effect to any vesting of the Tranche 2 shares on a exit event, Investors’ Total Return is greater than 200% and the Investor IRR exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on a exit event, Investors’ Total Return is more than 200% and the Investor IRR exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the Investors’ Total Return exceeds 200%, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis. Total Return is defined as the number, expressed as a percentage, equal to (1) the sum of, in each case measured from October 24, 2006, (i) all cash dividends and distributions to the Investors in respect of their Initial Investor Shares, (ii) all cash proceeds from the sale or other disposition of such Initial Investor Shares, (iii) the fair market value, as determined in good faith by the Board, of any other property, securities or other consideration received by the Investors in respect of such Initial Investor Shares, and, (iv) solely in the case of an Exit Event which results in the sale of less than 100% of the Company’s Stock held by the Investors immediately prior to such event, the fair market value, as determined by the Board, of the portion of the Company’s Stock attributable to the Initial Investor Shares held by the Investors immediately after such Exit Event, divided by (2) the cost of such Initial Investor Shares.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Restricted Stock activity under the EIP for 2008, 2007 and 2006 are set forth below:

	Restricted Stock Available for Grant	Restricted Stock Outstanding
		Number of Shares	Fair Value
Balance at January 1, 2006	—	—	$—
2006 Executive Incentive Plan shares approved	8,200,925	—	—
Restricted Stock granted December 1, 2006	(7,720,000)	7,720,000	1.43

Balance at December 31, 2006	480,925	7,720,000	1.43
Granted	(400,000)	400,000	1.43
Canceled	116,668	(116,668)	1.43
Exercised	—	—	—

Balance at December 31, 2007	197,593	8,003,332	1.43
Granted	(120,000)	120,000	6.36
Canceled	99,990	(99,990)	1.43
Exercised	—	(8,332)	1.43

Balance at December 31, 2008	177,583	8,015,010	$1.50

The following table summarizes the information on the restricted stock granted under the EIP at December 31, 2008:

Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
$ 1.43	7,895,010	7.92	$1.43	1,039,229	$1.43
6.36	120,000	9.08	6.36	—	—

$1.43 - $6.36	8,015,010	7.98	$1.50	1,039,229	$1.43

We account for the restricted stock in accordance with SFAS 123R. Share-based compensation for 2008, 2007 and 2006 for the EIP restricted stock grants was approximately $0.8 million $0.7 million and $0.1 million, respectively. The fair value of the restricted stock granted under the EIP in 2008 and 2007 was $ 6.36 and $1.43, respectively. We have estimated the fair value of EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the EIP option awards. A 13% discount was applied to the fair value determined using the Black-Scholes pricing model. This discount was determined through reference to the trading multiples of public guideline companies to recognize the lack of marketability and liquidity in our common stock. Further, a 20% marketability and liquidity discount was applied using a put-option pricing model.

At December 31, 2008 and 2007 there was approximately $2.4 million and $3.1 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP, respectively.

1996 & 2006 Stock Incentive Plans

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

The following table presents the activity of the stock options for the partial year 2006 up to termination date of the plan on October 24, 2006:

	Stock Option Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	6,271,165	$21.22
Granted	823,250	45.48
Canceled	(138,119)	37.38
Exercised	(978,376)	17.95

Options outstanding at the termination of the plan, at October 24, 2006	5,977,920	$24.72

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The following table summarizes information about our employee stock options outstanding prior to the plan’s termination:

Range of Exercise Prices	Stock Option Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Stock Option Shares Exercisable	Weighted Average Exercise Price
$8.00 – $13.6215	1,224,152	2.2	$9.69	1,224,152	$9.69
$13.6216 – $18.162	395,893	6.2	$16.14	180,743	$15.89
$18.1621 – $22.7025	798,250	6.4	$18.83	573,461	$18.86
$22.7026 – $27.243	1,624,029	7.1	$25.14	744,910	$25.39
$27.2431 – $31.7835	433,801	7.4	$29.49	128,959	$29.51
$31.7836 – $36.324	418,295	8.3	$33.62	85,795	$33.61
$36.3241 – $40.8645	329,500	8.9	$37.72	41,188	$38.05
$40.8646 – $48.435	754,000	9.6	$46.65	—	—

$8.00 – $48.435	5,977,920	6.4	$24.03	2,979,208	$17.70

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

2006
Risk-free interest rate	4.7%
Dividend yield	0.0%
Expected volatility	14.3%
Expected life (years)	2.2

The weighted average fair value per share of options granted in 2006 was $11.28. The total intrinsic value of options exercised during 2006 was $26.1 million.

Pre-recapitalization Restricted Stock

Unearned restricted stock grants totaled 47,851 shares prior to the recapitalization. Prior to the adoption of SFAS 123R, we presented unearned restricted stock grants in the stockholders’ equity section of the balance sheet. Beginning on January 1, 2006 we changed our balance sheet presentation in accordance with SFAS 123R which required unearned restricted stock grants to be included in additional paid-in capital. As a result of the consummation of the recapitalization we recorded an expense of approximately $0.5 million in relation to the acceleration of vesting of the restricted stock. Compensation expense for restricted stock recognized for 2006 was approximately $0.8 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The components of stock-based compensation expense in thousands are presented below:

	Year Ended December 31,
	2008	2007	2006
Stock options	$597	$531	$10,757
Restricted stock	807	745	291
Employee stock purchase plan	—	—	47
Recapitalization affect on options and restricted stock	—	—	17,643

	$1,404	$1,276	$28,738

The net income effect of stock-based compensation expense for 2008, 2007 and 2006 was approximately $0.9 million, $0.8 million and $18.2 million, respectively.

14.	COMMITMENTS AND CONTINGENCIES

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

Sanford v. West Corporation et al., No. GIC 805541, was filed February 13, 2003 in the San Diego County, California Superior Court. The original complaint which sought relief on behalf of a class of similarly situated individuals, alleged violations of the California Consumer Legal Remedies Act, Cal. Civ. Code §§ 1750 et seq., unlawful, fraudulent and unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17200 et seq., untrue or misleading advertising in violation of Cal. Bus. & Prof. Code §§ 17500 et seq., and common law claims for conversion, unjust enrichment, fraud and deceit, and negligent misrepresentation, and sought monetary damages, including punitive damages, as well as restitution, injunctive relief and attorneys fees and costs. The parties entered into a Stipulation of Settlement dated August 19, 2008 which set forth the terms and conditions of a proposed settlement of the litigation including the dismissal of the litigation with prejudice and the entry of a final stipulated judgment. The trial Court on September 5, 2008 preliminarily approved the settlement. The original class definition certified by the Court was conditionally amended and the Court also certified for settlement purposes a nationwide settlement subclass. A final approval hearing was held on December 22, 2008 and on December 23, 2008, the Court entered an order finally approving the settlement and dismissing the case with prejudice. The deadline for class members to submit claims was January 22, 2009. It is anticipated that payments to the claimants should be concluded in the first quarter of 2009.

Brandy L. Ritt, et al. v. Billy Blanks Enterprises, et al. was filed in January 2001 in the Court of Common Pleas in Cuyahoga County, Ohio, against two of our clients. The suit, a purported class action, was amended for the third time in July 2001 and West Corporation was added as a defendant at that time. The suit, which seeks statutory, compensatory, and punitive damages as well as injunctive and other relief, alleges violations of various provisions of Ohio’s consumer protection laws, negligent misrepresentation, fraud, breach of contract, unjust enrichment and civil conspiracy in connection with the marketing of certain membership programs offered by our clients. The plaintiffs filed a Fourth Amended Complaint naming West Telemarketing Corporation as an additional defendant. A class was subsequently certified by the Court. The parties entered into a Stipulation of Settlement dated August 19, 2008 which set forth the terms and conditions of a proposed settlement of the litigation including the dismissal of the litigation with prejudice and the entry of a final stipulated judgment. On

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

September 8, 2008, the Court preliminarily approved the settlement and, among other things, amended the class definition for settlement purposes. A final approval hearing was held on December 11, 2008, at which time the Court entered an order finally approving the settlement and dismissing the case with prejudice. The deadline for class members to submit claims was January 12, 2009. It is anticipated that payments to the claimants should be concluded in the first quarter of 2009.

At December 31, 2008, the Company had accrued $19.3 million for settlement of the Sanford and Ritt cases. Estimated payments to claimants are $0.8 million and legal fees are $18.5 million.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requested that the Court conditionally certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. The Court granted the Plaintiff’s Motion for Conditional Certification on May 21, 2008. Individual agents were sent notice of the suit and provided an opportunity to join as consenting plaintiffs. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the suit expired in December 2008. Plaintiff Tammy Kerce recently filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and also seeking to add multiple state wage and hour claims on a class basis. West intends to vigorously oppose plaintiff’s Motion to Amend. After discovery, West will have an opportunity to seek to decertify the FLSA class before trial. The Company is currently unable to predict the outcome or reasonably estimate the total possible loss, if any, or range of losses associated with this claim.

CFSC Capital Corp. XXXIV and CVI GVF v. West Receivable Services Inc. et al. On December 31, 2008, CFSC Capital Corp. XXXIV (the “WAP I Lender”) and CVI GVF (the “WAP II Lender”; and, together with the “WAP I Lender,” the “Lenders”), affiliates of Cargill, Inc. and CarVal Investors, served a complaint against West Receivable Services, Inc. (the “West Member”), West Asset Management, Inc. (the “Servicer”), Worldwide Asset Purchasing, LLC (“WAP I”) and Worldwide Asset Purchasing II, LLC (“WAP II”) in the State District Court in Hennepin County Minnesota.

The Lenders allege that WAP I and WAP II have committed several breaches of contract, including:

(i)	submitting incorrect projections that contained omissions which caused the projections to be materially misleading;

(ii)	incurring legal costs in excess of the amounts described in certain servicing plans; and

(iii)	selling certain asset pools without offering the Lenders an opportunity to bid on such pools.

The Lenders contend that such breaches constitute an event of default for each of the two facilities. The Lenders also allege that the Servicer breached a servicing agreement with the Lenders by paying itself an excessive servicing fee as a result of allegedly including recovered advanced court costs in the calculation of the servicing fee. The Lenders further allege that the West Member has breached a covenant to deliver financial

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

information that fairly presented the financial condition of WAP I and WAP II. In addition, Lenders allege that in its capacity as manager of each of WAP I and WAP II, the West Member has breached its fiduciary duty to the Lenders.

On February 2, 2009, the West Member, the Servicer, WAP I and WAP II served their respective answers and counterclaims against the Lenders. In the answers, the applicable defendants denied the allegations in the complaint. In the counterclaims, the applicable defendants assert a breach of representations and covenants by the Lenders, including:

(i)	the false representation that Lenders and their affiliates were “value-added lenders” with significant expertise in the selection and analysis of debt portfolio purchases; and

(ii)	breach of their respective obligations to fund certain operations of the defendants and to pay certain distributions and fees owed to defendants.

West Member owns a majority interest in each of WAP I and WAP II, while the WAP I Lender owns a minority interest in WAP I and the WAP II Lender owns a minority interest in WAP II. West Member is the manager of both WAP I and WAP II.

West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

	For the year ended December 31,
	2008	2007	2006
Revenue:
Communication Services	$1,116,087	$1,094,346	$1,020,242
Conferencing Services	937,301	727,831	607,506
Receivables Management	200,029	283,446	234,521
Intersegment eliminations	(5,983)	(6,131)	(6,231)

Total	$2,247,434	$2,099,492	$1,856,038

Depreciation and Amortization
(Included in Operating Income):
Communication Services	$77,418	$96,810	$71,056
Conferencing Services	84,121	64,477	57,042
Receivables Management	21,949	21,533	8,882

Total	$183,488	$182,820	$136,980

Operating Income:
Communication Services	$142,724	$114,754	$89,065
Conferencing Services	246,721	181,673	119,437
Receivables Management	(38,625)	50,144	28,713

Total	$350,820	$346,571	$237,215

Capital Expenditures:
Communication Services	$50,813	$49,267	$40,043
Conferencing Services	44,632	39,550	34,090
Receivables Management	4,263	4,788	7,206
Corporate	9,057	10,042	32,556

Total	$108,765	$103,647	$113,895

	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Assets:
Communication Services	$1,317,889	$1,085,615	$933,716
Conferencing Services	1,177,252	859,988	835,399
Receivables Management	490,175	593,685	355,555
Corporate	329,473	307,202	411,186

Total	$3,314,789	$2,846,490	$2,535,856

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

For 2008, 2007 and 2006, our largest 100 clients represented approximately 56%, 57% and 61% of total revenue, respectively. Late in 2006, AT&T, Cingular, SBC and Bell South were merged. The aggregate revenue as a percentage of our total revenue from these entities in 2008, 2007 and 2006 were approximately 13%, 14% and 17%, respectively. At December 31, 2008 these entities represented approximately 7% of our gross receivables compared to approximately 9% at December 31, 2007.

As a result of the Genesys acquisition, revenues attributed to foreign countries exceeded 10% for 2008. There is no individual foreign country with revenue greater than 10%. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	2008	2007	2006
Revenue:
North America	$1,993,440	$1,963,995	$1,761,761
Europe, Middle East & Africa (EMEA)	184,655	99,537	69,897
Asia Pacific	69,339	35,960	24,380

Total	$2,247,434	$2,099,492	$1,856,038

	As of December 31, 2008	As of December 31, 2007
Long-Lived Assets:
North America	$2,300,396	$2,233,276
Europe, Middle East & Africa (EMEA)	266,769	6,555
Asia Pacific	8,576	8,784

Total	$2,575,741	$2,248,615

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately ($3.7) million, $0.3 million and ($0.7) million in 2008, 2007 and 2006, respectively.

16.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2008, three customers accounted for $35.6 million or 9.9% of gross accounts receivable, compared to $38.2 million, or 12.9% of gross receivables at December 31, 2007. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. By February 27, 2009, $34.7 million, or 97.4%, of the December 31, 2008 accounts receivable from the three customers noted above had been received.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$280,213	$302,545	$68,775
Cash paid for income taxes, net of $1,513, $6,575 and $6,801 for refunds in 2008, 2007 and 2006	$18,083	$3,424	$20,987
SUPPLEMENTAL DISCLOSURE OF CASH INVESTING ACTIVITIES:
Purchase of portfolio receivables	$45,403	$127,412	$114,560
Collections applied to principal of portfolio receivables	$46,395	$66,927	$59,353
SUPPLEMENTAL DISCLOSURE OF CASH FINANCING ACTIVITIES:
Proceeds from issuance of portfolio notes payable	$33,096	$108,812	$97,871
Payments of portfolio notes payable	$64,930	$75,748	$51,144
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$3,384	$—	$—
Future obligation related to acquisitions	$19,000	$—	$5,100
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of common stock exchanged in a business acquisition	$—	$11,616	$—
Stock purchase obligations	$—	$—	$170,625
Value of roll over shares from the Founders and management	$—	$—	$280,043

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2008 and 2007, in thousands.

	Three Months Ended				Year Ended December 31, 2008
	March 31, 2008 (1)	June 30, 2008 (2)	September 30, 2008	December 31, 2008 (3)
Revenue	$525,755	$551,433	$598,528	$571,718	$2,247,434
Cost of services	250,560	251,143	254,486	258,839	1,015,028

Gross Profit	275,195	300,290	344,042	312,879	1,232,406
Selling, General, and Administrative	206,128	219,090	232,736	223,632	881,586

Operating income	69,067	81,200	111,306	89,247	350,820

Net income (loss)	$(1,204)	$7,729	$21,740	$(8,758)	$19,507

	Three Months Ended				Year Ended December 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007 (4)	December 31, 2007 (5)
Revenue	$508,633	$520,186	$531,098	$539,575	$2,099,492
Cost of services	218,985	224,306	228,309	240,789	912,389

Gross Profit	289,648	295,880	302,789	298,786	1,187,103
Selling, General, and Administrative	193,063	206,305	217,213	223,951	840,532

Operating income	96,585	89,575	85,576	74,835	346,571

Net income (loss)	$9,019	$2,512	$1,921	$(8,070)	$5,382

(1)	Results of operations in the first quarter 2008 were affected by the Receivable Management segment recording a $24.2 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables.
(2)	Results of operations in the second quarter 2008 were affected by the Receivable Management segment recording a $19.8 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables.
(3)	Results of operations in the fourth quarter 2008 were affected by the Receivable Management segment recording a $32.3 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables.
(4)	Results of operations in the third quarter 2007 were affected by an $8.8 million impairment charge taken by the Communication Services segment to fully write-off the goodwill associated with a majority-owned subsidiary.
(5)	Results of operations in the fourth quarter 2007 were affected by an $18.5 million of settlements, impairment charge to establish a valuation allowance against the carrying value of portfolio receivables and site closures.

19.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,894,220	$401,837	$(48,623)	$2,247,434
COST OF SERVICES	—	876,781	186,870	(48,623)	1,015,028
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(7,121)	741,274	147,433	—	881,586

OPERATING INCOME	7,121	276,165	67,534	—	350,820
OTHER INCOME (EXPENSE):
Interest Income	2,366	(812)	1,514	—	3,068
Interest Expense	(165,027)	(130,658)	(17,334)	—	(313,019)
Subsidiary Income	132,828	50,676	—	(183,504)	—
Other, net	(7,726)	(6,204)	2,241	—	(11,689)

Other expense	(37,559)	(86,998)	(13,579)	(183,504)	(321,640)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(30,438)	189,167	53,955	(183,504)	29,180

INCOME TAX EXPENSE (BENEFIT)	(49,945)	57,108	4,568	—	11,731

INCOME BEFORE MINORITY INTEREST	19,507	132,059	49,387	(183,504)	17,449

MINORITY INTEREST IN NET INCOME (LOSS)	—	11	(2,069)	—	(2,058)

NET INCOME	$19,507	$132,048	$51,456	$(183,504)	$19,507

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,826,255	$335,873	$(62,636)	$2,099,492
COST OF SERVICES	—	825,829	149,196	(62,636)	912,389
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,347)	763,088	78,791	—	840,532

OPERATING INCOME	1,347	237,338	107,886	—	346,571
OTHER INCOME (EXPENSE):
Interest Income	9,985	126	1,674	(396)	11,389
Interest Expense	(165,805)	(150,125)	(16,838)	396	(332,372)
Subsidiary Income	48,797	42,627	—	(91,424)	—
Other, net	44,558	(41,153)	(1,398)	—	2,007

Other expense	(62,465)	(148,525)	(16,562)	(91,424)	(318,976)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(61,118)	88,813	91,324	(91,424)	27,595
INCOME TAX EXPENSE (BENEFIT)	(66,500)	40,955	32,359	—	6,814

INCOME BEFORE MINORITY INTEREST	5,382	47,858	58,965	(91,424)	20,781
MINORITY INTEREST IN NET INCOME	—	—	15,399	—	15,399

NET INCOME	$5,382	$47,858	$43,566	$(91,424)	$5,382

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2006
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,638,642	$276,520	$(59,124)	$1,856,038
COST OF SERVICES	—	757,916	119,730	(59,124)	818,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	185	740,416	59,700	—	800,301

OPERATING INCOME	(185)	140,310	97,090	—	237,215
OTHER INCOME (EXPENSE):
Interest Income	2,793	2,143	1,145	—	6,081
Interest Expense	(670)	(84,982)	(9,152)	—	(94,804)
Subsidiary Income	29,845	37,336	—	(67,181)	—
Other, net	58,261	(55,294)	(904)	—	2,063

Other income (expense)	90,229	(100,797)	(8,911)	(67,181)	(86,660)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	90,044	39,513	88,179	(67,181)	150,555
INCOME TAX EXPENSE	21,281	10,134	34,090	—	65,505
INCOME BEFORE MINORITY INTEREST	68,763	29,379	54,089	(67,181)	85,050
MINORITY INTEREST IN NET INCOME	—	—	16,287	—	16,287

NET INCOME	$68,763	$29,379	$37,802	$(67,181)	$68,763

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,674	$7,145	$35,521	$—	$168,340
Trust cash	—	9,130	—	—	9,130
Accounts receivable, net	—	292,252	66,769	—	359,021
Intercompany receivables	—	194,332	—	(194,332)	—
Portfolio receivables, current portion	—	6,068	58,136	—	64,204
Deferred income taxes receivable	29,341	18,989	4,317	—	52,647
Other current assets	4,626	64,430	16,650	—	85,706

Total current assets	159,641	592,346	181,393	(194,332)	739,048
Property and equipment, net	67,419	216,791	35,942	—	320,152
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	6,477	62,065	—	68,542
INVESTMENT IN SUBSIDIARIES	511,876	205,059	—	(716,935)	—
GOODWILL	—	1,488,768	154,089	—	1,642,857
INTANGIBLES, net	—	317,825	87,205	—	405,030
OTHER ASSETS	102,083	33,673	3,404	—	139,160

TOTAL ASSETS	$841,019	$2,860,939	$524,098	$(911,267)	$3,314,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,125	$53,285	$10,618	$—	$70,028
Intercompany payables	102,257	—	92,075	(194,332)	—
Accrued expenses	81,741	208,540	53,641	—	343,922
Current maturities of long-term debt	5,134	20,149	—	—	25,283
Current maturities of portfolio notes payable	—	2,462	74,846	—	77,308
Income taxes payable	(46,325)	49,753	7,669	—	11,097

Total current liabilities	148,932	334,189	238,849	(194,332)	527,638
PORTFOLIO NOTES PAYABLE, less current maturities	—	356	10,813	—	11,169
LONG—TERM OBLIGATIONS, less current maturities	1,824,127	1,960,065	48,175	—	3,832,367
DEFERRED INCOME TAXES	14,894	47,606	14,609	—	77,109
OTHER LONG-TERM LIABILITIES	59,286	9,179	629	—	69,094
MINORITY INTEREST	—	5	3,627	—	3,632
CLASS L COMMON STOCK	1,158,159	—	—	—	1,158,159
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,364,379)	509,539	207,396	(716,935)	(2,364,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$841,019	$2,860,939	$524,098	$(911,267)	$3,314,789

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$110,119	$170,142	$280,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(194,342)	(299,214)	(493,556)
Purchase of portfolio receivables	—	(15,052)	(30,351)	(45,403)
Purchase of property and equipment	(9,057)	(86,399)	(9,925)	(105,381)
Collections applied to principal of portfolio receivables	—	2,600	43,795	46,395
Other	—	406	—	406

Net cash provided by (used in) investing activities	(9,057)	(292,787)	(295,695)	(597,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	84,000	50,000	—	134,000
Net change in revolving credit facilities	224,044	—	59,123	283,167
Principal payments of long-term obligations	(4,837)	(20,112)	—	(24,949)
Debt issuance costs	(8,019)	—	(2,296)	(10,315)
Proceeds from stock sale and options exercised	25	—	—	25
Proceeds from issuance of portfolio notes payable	—	3,338	29,758	33,096
Payments of portfolio notes payable	—	(527)	(64,403)	(64,930)
Payments of capital lease obligations	—	(949)	—	(949)
Other	(54)	—	—	(54)

Net cash (used in) provided by financing activities	295,159	31,750	22,182	349,091

Intercompany	(248,038)	161,075	86,963	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(5,420)	(5,420)

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,064	10,157	(21,828)	26,393
CASH AND CASH EQUIVALENTS, Beginning of period	87,610	(3,012)	57,349	141,947

CASH AND CASH EQUIVALENTS, End of period	$125,674	$7,145	$35,521	$168,340

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

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2008

Description (amounts in thousands)	Balance Beginning of Year	Reserves Obtained in Acquisitions	Additions - Charged (Credited) to Cost and Expenses	Deductions - Amounts Charged-Off	Balance End of Year
December 31, 2008—Allowance for doubtful accounts—Accounts receivable	$6,471	$5,619	$5,004	$4,712	$12,382

December 31, 2007—Allowance for doubtful accounts—Accounts receivable	$8,543	$528	$892	$3,492	$6,471

December 31, 2006—Allowance for doubtful accounts—Accounts receivable	$10,489	$230	$(583)	$1,593	$8,543

	Balance Beginning of Year	Valuation Allowance obtained in Acquisitions	Additions	Deductions	Balance End of Year
December 31, 2008—Allowance for deferred income tax asset valuation	$(31,974)	(64,348)	$(4,354)	$—	$(100,676)

December 31, 2007—Allowance for deferred income tax asset valuation	$(9,724)	(21,162)	$(1,088)	$—	$(31,974)

December 31, 2006—Allowance for deferred income tax asset valuation	$(683)	(8,007)	$(1,034)	$—	$(9,724)

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Exhibit Number	Description	Sequential Page Number
3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated October 30, 2006)	*

3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)	*

10.01	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2006)	*

10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)	*

10.03	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)	*

10.04	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009 and Exhibit 10.1 to Form 8-K filed February 26, 2009) (1)	*

10.05	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009 and Exhibit 10.2 to Form 8-K filed February 26, 2009) (1)	*

10.06	Employment Agreement between InterCall, Inc. the Company and Joseph Scott Etzler, dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 7, 2009 and Exhibit 10.3 to Form 8-K filed February 26, 2009) (1)	*

10.07	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009 and Exhibit 10.4 to Form 8-K filed February 26, 2009) (1)	*

10.08	Employment Agreement between the Company and Steven M. Sangl, dated December 31, 2008, as amended February 23, 2009 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 7, 2009 and Exhibit 10.5 to Form 8-K filed February 26, 2009) (1)	*

10.09	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)	*

10.10	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2006)	*

Exhibit Number	Description	Sequential Page Number
10.11	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 9, 2006)	*

10.12	Amendment No. 1, dated as of February 14, 2007, by and among West, certain domestic subsidiaries of West and Lehman Commercial Paper Inc. (“Lehman”), as Administrative Agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 20, 2007)	*

10.13	Amendment No. 2, dated as of May 11, 2007, by and among West, Omnium Worldwide, Inc., as borrower and guarantor, and Lehman Commercial Paper, Inc. (“Lehman”), as Administrative Agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2007)	*

10.14	Amendment No. 3, dated as of May 16, 2008, by and among West, Intercall, Lehman, and Wachovia Capital Markets, LLC, as lead manager for purposes of the Amendment, to the credit agreement, dated as of October 24, 2006, by and among West, Lehman and the various lenders party thereto, as lenders. (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 20, 2008).	*

10.15	West Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2008 (1)	**

10.16	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)	*

10.17	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)	*

10.18

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

*

10.19	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)	*

10.20	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)	*

10.21	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)	*

10.22	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)	*

Exhibit Number	Description	Sequential Page Number
10.23	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)	*

10.24	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)	*

10.25	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)	*

10.26	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)	*

10.27	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)	*

10.28	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)	*

10.29	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2008 (1)	**

10.30	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014. (incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 30, 2007)	*

10.31	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)	*

10.32	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on March 30, 2007)	*

10.33	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)	*

10.34	Supplemental Indenture, dated June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014.	**

Exhibit Number	Description	Sequential Page Number
10.35	Supplemental Indenture, dated as of June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.	**

10.36	Supplemental Indenture, dated August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014.	**

10.37	Supplemental Indenture, dated as of August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.	**

10.38	Supplemental Indenture, dated June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014.	**

10.39	Supplemental Indenture, dated as of June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.	**

10.40	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014.	**

10.41	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.	**

10.42	Credit Agreement By and Between West Receivables Purchasing, LLC as Borrower, and TOGM, LLC, as Lender, dated as of May 21, 2008 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated August 14, 2008)	*

10.43	Servicing Agreement By and Among West Asset Management, Inc., as Servicer, West Receivables Purchasing, LLC, as Borrower, and TOGM, LLC, as Lender, dated as of May 21, 2008 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated August 14, 2008)	*

10.44	Form of Promissory Note between West Receivables Purchasing, LLC and TOGM, LLC (incorporated by reference to Exhibit 10.04 to Form 10-Q dated August 14, 2008)	*

10.45	Operating Agreement of West Receivables Purchasing, LLC (incorporated by reference to Exhibit 10.05 to Form 10-Q dated August 14, 2008) (1)	*

Exhibit Number	Description	Sequential Page Number
21.01	Subsidiaries	**

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Indicates that the page number for such item is not applicable.
**	Filed herewith
(1)	Indicates management contract or compensation plan or arrangement.