Form 10-Q
period 2009-03-31
WEST CORP
filed 2009-05-05
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 24, 2009, 87,673,174.7 shares of the registrant’s Class A common stock and 9,948,270.5875 shares of the registrant’s Class L common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of Financial Accounting Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (not presented herein); and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of West Corporation and Subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 5, 2009

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
REVENUE	$606,959	$525,755
COST OF SERVICES	269,050	250,560
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	229,454	206,128

OPERATING INCOME	108,455	69,067

OTHER INCOME (EXPENSE):
Interest income	194	1,240
Interest expense	(64,063)	(74,159)
Other, net	6,296	(806)

Other expense	(57,573)	(73,725)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	50,882	(4,658)

INCOME TAX EXPENSE (BENEFIT)	18,769	(739)

NET INCOME (LOSS)	32,113	(3,919)

LESS NET INCOME (LOSS) - NONCONTROLLING INTEREST	1,489	(2,715)

NET INCOME (LOSS) - WEST CORPORATION	$30,624	$(1,204)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174,816	$168,340
Trust cash	13,909	9,130
Accounts receivable, net of allowance of $12,353 and $12,382	367,258	359,021
Portfolio receivables, current portion	39,074	64,204
Deferred income taxes receivable	33,824	52,647
Other current assets	86,446	85,706

Total current assets	715,327	739,048
PROPERTY AND EQUIPMENT:
Property and equipment	945,946	918,388
Accumulated depreciation and amortization	(617,380)	(598,236)

Total property and equipment, net	328,566	320,152
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	82,301	68,542
GOODWILL	1,639,606	1,642,857
INTANGIBLE ASSETS, net of accumulated amortization of $245,848 and $229,231	382,137	405,030
OTHER ASSETS	136,177	139,160

TOTAL ASSETS	$3,284,114	$3,314,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$72,021	$70,028
Accrued expenses	326,960	343,922
Current maturities of long-term debt	25,357	25,283
Current maturities of portfolio notes payable	69,750	77,308
Income tax payable	1,224	11,097

Total current liabilities	495,312	527,638
PORTFOLIO NOTES PAYABLE, less current maturities	8,766	11,169
LONG-TERM OBLIGATIONS, less current maturities	3,819,818	3,832,367
DEFERRED INCOME TAXES	69,140	77,109
OTHER LONG-TERM LIABILITIES	69,179	69,094

Total liabilities	4,462,215	4,517,377

COMMITMENTS AND CONTINGENCIES (Note 12)

CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,948 and 9,908 SHARES ISSUED AND OUTSTANDING	1,198,591	1,158,159

STOCKHOLDERS’ DEFICIT:
Class A common stock $0.001 par value, 400,000 shares authorized, 87,681 and 87,334 shares issued and 87,673 and 87,326 shares outstanding	87	87
Retained deficit	(2,338,501)	(2,334,398)
Accumulated other comprehensive loss	(42,140)	(30,015)
Noncontrolling interest	3,915	3,632
Treasury stock at cost (8 shares)	(53)	(53)

Total stockholders’ deficit	(2,376,692)	(2,360,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,284,114	$3,314,789

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,113	$(3,919)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	25,501	24,719
Amortization	22,098	17,486
Allowance for impairment of purchased accounts receivable	—	24,240
Unrealized gain on foreign denominated debt	(1,842)	—
Provision for share based compensation	335	312
Deferred income tax expense (benefit)	8,489	(4,159)
Debt amortization	4,111	3,621
Noncontrolling interest distributions	(1,207)	(1,928)
Excess tax benefit from stock options exercised	(980)	—
Other	77	(88)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and notes receivable	(8,056)	(10,667)
Other assets	(20,618)	(15,423)
Accounts payable	1,801	(16,777)
Accrued expenses, other liabilities and income tax payable	(12,967)	6,605

Net cash flows from operating activities	48,855	24,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $20 and $0	(6,715)	(64)
Collections applied to principal of portfolio receivables, net of purchases of $2,033 and $22,524	11,371	(5,889)
Purchases of property and equipment	(27,979)	(30,451)
Other	29	381

Net cash flows from investing activities	(23,294)	(36,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facilities	(3,715)	—
Repayments of portfolio notes payable, net of proceeds from issuance of portfolio notes payable of $0 and $20,352	(9,961)	2,179
Principal payments on the senior secured term loan facility	(6,321)	(5,986)
Proceeds from stock options exercised including excess tax benefits	2,345	—
Other	(329)	(418)

Net cash flows from financing activities	(17,981)	(4,225)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,104)	800
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,476	(15,426)
CASH AND CASH EQUIVALENTS, Beginning of period	168,340	141,947

CASH AND CASH EQUIVALENTS, End of period	$174,816	$126,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$34,582	$35,868

Cash paid during the period for income taxes, net of $547 and $676 refunds	$6,694	$3,529

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$(2,560)	$—

Acquisition of property through accounts payable commitments	$(6,062)	$—

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

Each of our segments builds upon our core competencies of managing technology, telephony and human capital across a broad range of outsourced service offerings. Some of the nation’s leading enterprises use our services to manage their most important communications and transactions. Our ability to efficiently and cost-effectively process high volume, complex, voice-related transactions for our clients helps them facilitate effective communications with their customers, reduce operating costs, increase cash flow and improve customer satisfaction.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2009 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue recognition - The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that services are performed and are generally billed based on call duration, hours of input, number of calls or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Emergency communications services revenue is generated primarily from monthly fees which are recognized in the month services are performed or from product sales and installations which are generally recognized upon completion of the installation and customer acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, customers are generally progress-billed prior to the completion of the installation and the revenue associated with these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recorded as revenue ratable (on a monthly basis) over the contractual periods. Nonrefundable up front fees and related costs are recognized ratably over the term of the contract or the expected life of the customer relationship, whichever is longer.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Common Stock – Class L shares: Each Class L share is entitled to a priority return preference equal to the sum of $90 per share base amount plus an amount sufficient to generate a 12% IRR on that base amount compounded quarterly from the date of the recapitalization, October 24, 2006, until the priority return preference is paid in full. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares.

Class A shares: Class A shares participate in the equity appreciation after the Class L priority return is satisfied.

Voting: Each share (whether Class A or Class L) is entitled to one vote per share on all matters on which stockholders vote, subject to Delaware law regarding class voting rights.

Distributions: Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, are to be paid as follows. First, holders of Class L shares are entitled to receive an amount equal to the Class L base amount of $90 per share plus an amount sufficient to generate a 12% IRR on that base amount, compounded quarterly from October 24, 2006, to the date of payment. Second, after payment of this priority return to Class L holders, the holders of Class A shares and Class L shares participate together, as a single class, in any and all distributions by the Company.

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. At March 31, 2009 and December 31, 2008, the 12% priority return preference has been accreted and included in the Class L share balance.

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

Recent Accounting Pronouncements - Effective January 1, 2009 we adopted Financial Accounting Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the stockholders’ section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. As SFAS 160 required retrospective adoption, the December 31, 2008 balances reflect this modification as well.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	ACQUISITIONS

Corvent

On March 2, 2009 West Corporation completed the acquisition of all the outstanding shares of Corvent LLC (“Corvent”), a Portland, Oregon based company that provides web conferencing event management and unified communications consulting. The purchase price was approximately $3.5 million and was funded by cash on hand. A finite lived intangible asset for intellectual property of $0.2 million was assigned in the purchase price allocation as well as $3.3 million in related goodwill. The results of Corvent’s operations have been included in our consolidated financial statements in the Conferencing Services segment since March 2, 2009.

Positron

On November 21, 2008 we closed the acquisition of IPC Information Systems Holdings, Inc., the holding company for IPC Systems, Inc.’s command systems segment, including Positron Public Safety Systems, Inc. (“Positron”). The purchase price including transaction costs, net of cash received of $2.0 million, was approximately $165.6 million in cash. We funded the acquisition with cash on hand. The results of Positron’s operations have been included in our consolidated financial statements in the Communication Services segment since November 21, 2008.

Positron offers premise-based public safety solutions that enable Enhanced 911 call handling, computer-aided dispatching, mapping, automated vehicle location and radio communications capabilities to allow public safety agencies to better coordinate responses to emergency events. Based in Montreal, Quebec, Canada, Positron has been providing public safety solutions for more than 20 years.

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

(Amounts in thousands) November 21, 2008
Cash	$1,954
Other current assets	50,108
Property and equipment	4,512
Other assets	43
Intangible assets	29,500
Goodwill	146,192

Total assets acquired	232,309

Current liabilities	11,261
Other liabilities	42,317
Non-current deferred taxes	11,210

Total liabilities assumed	64,788

Net assets acquired	$167,521

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(Amounts in thousands) May 22, 2008
Cash	$7,451
Other current assets	53,347
Property and equipment	26,661
Deferred tax asset	19,133
Other assets	1,890
Intangible assets	118,171
Goodwill	169,429

Total assets acquired	396,082

Current liabilities	74,204
Other liabilities	559
Minority interest	2,213

Total liabilities assumed	76,976

Net assets acquired	$319,106

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assuming the acquisitions of Corvent, Positron, Genesys and HBF occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three months ended March 31, 2009 and 2008 would have been, in thousands, as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenue	$607,118	$603,062
Net Income (Loss)	$30,601	$(6,597)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment in thousands for the three months ended March 31, 2009:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at December 31, 2008	$717,498	$699,806	$225,553	$1,642,857
Purchase accounting adjustments	2,773	—	—	2,773
Acquisitions	—	3,294	—	3,294
Foreign currency translation adjustment	—	(9,318)	—	(9,318)

Balance at March 31, 2009	$720,271	$693,782	$225,553	$1,639,606

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of March 31, 2009			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$461,565	$(204,049)	$257,516	9.0
Technology & Patents	84,005	(28,838)	55,167	10.7
Trade names	64,285	—	64,285	Indefinite
Trade names (finite lived)	8,206	(4,777)	3,429	5.5
Other intangible assets	9,924	(8,184)	1,740	5.7

Total	$627,985	$(245,848)	$382,137

	As of December 31, 2008			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$466,884	$(190,177)	$276,707	9.0
Technology & Patents	84,808	(26,695)	58,113	10.7
Trade names	64,285	—	64,285	Indefinite
Trade names (finite lived)	8,360	(4,369)	3,991	5.5
Other intangible assets	9,924	(7,990)	1,934	5.7

Total	$634,261	$(229,231)	$405,030

Amortization expense for finite-lived intangible assets was $17.6 million and $16.5 million for the three months ended March 31, 2009 and 2008, respectively. Estimated amortization expense for the intangible assets acquired in all acquisitions for 2009 and the next five years is as follows:

2009	$66.6 million
2010	$56.3 million
2011	$45.0 million
2012	$37.2 million
2013	$32.2 million
2014	$23.5 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the three months ended March 31, 2009, March 31, 2008 and twelve months ended December 31, 2008, respectively, in thousands, were as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008	Twelve months ended December 31, 2008
Beginning of period	$132,746	$210,142	$210,142
Purchases, net of putbacks	2,033	22,524	45,403
Recoveries, including portfolio sales of $3,797, $6,412 and $17,881	(30,208)	(49,875)	(171,612)
Revenue recognized	16,804	33,240	125,218
Portfolio allowances	—	(24,240)	(76,405)

Balance at end of period	121,375	191,791	132,746
Less: current portion	(39,074)	(70,047)	(64,204)

Portfolio receivables, net of current portion	$82,301	$121,744	$68,542

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $58.7 million, $8.7 million and $63.3 million at March 31, 2009, March 31, 2008 and December 31, 2008, respectively.

During the three months and twelve months ended March 31, 2008 and December 31,2008, we recorded reductions in revenue of $24.2 million and $76.4 million respectively, in our Receivables Management segment as an allowance for impairment of purchased accounts receivable. These impairments were due to reduced liquidation rates and reduced future collection estimates on existing portfolios. The valuation allowances were calculated in accordance with SOP 03-3 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	Three months ended March 31, 2009	Three months ended March 31, 2008	Twelve months ended December 31, 2008
Beginning of period balance	$78,940	$2,535	$2,535
Additions	—	24,240	76,405
Recoveries	—	—	—

Balance at end of period	$78,940	$26,775	$78,940

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses in thousands consisted of the following as of:

	March 31, 2009	December 31, 2008
Interest payable	$64,265	$36,084
Accrued wages	56,142	72,405
Deferred revenue and customer deposits	49,536	68,248
Interest rate hedge position	30,684	24,930
Accrued other taxes (non-income related)	28,750	31,078
Accrued phone	20,684	15,213
Accrued employee benefit costs	16,058	15,845
Accrued acquisition costs	15,759	19,000
Accrued settlements	3,522	20,479
Other current liabilities	41,560	40,640

	$326,960	$343,922

6.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	March 31, 2009	December 31, 2008
Senior Secured Term Loan Facility, due 2013	$2,479,112	$2,485,432
Senior Secured Revolving Credit, due 2012	224,043	224,043
Multi Currency Revolving Credit Facility, due 2011	41,783	48,175
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000
8.5% Mortgage Note, due 2011	237	—

	3,845,175	3,857,650

Less: current maturities	25,357	25,283

Long-term obligations	$3,819,818	$3,832,367

7.	HEDGING ACTIVITIES

Periodically, we enter into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion to fixed rate debt on our outstanding senior secured term loan facility. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method.

Effective January 1, 2009, we adopted Financial Accounting Standards Board SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September and October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we have concluded that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, and their respective maturity dates will be recorded as interest expense. At June 30, 2008, the other comprehensive loss associated with one of these hedges was $3.3 million and will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During the three months ended March 31, 2009, $0.6 million of other comprehensive loss and $0.4 million of the related deferred income tax liability was reclassified and recorded as interest expense. The change in fair value of these hedges during the three months ended March 31, 2009 resulted in recording a $2.2 million reduction in the associated liability.

In August 2008 we entered into a one-year interest rate basis swap overlay to reduce interest expense by taking advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis swap overlays on certain swaps entered into in October 2006 and August 2007. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments ranging from LIBOR plus 10.5 basis points to 12.75 basis points. The termination dates and notional amounts match the interest rate swaps noted above. The initial measurement assessment of hedge effectiveness was performed using regression analysis. The change in fair value of these interest rate basis swap overlays during the three months ended March 31, 2009 was approximately $1.6 million which we recorded as a reduction of interest expense as this represents the amount that these basis swaps were determined to be ineffective.

During the three months ended March 31, 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on these forward starting interest rate swaps ranges from 2.56% to 2.60%. The fair value of these forward starting interest rate swaps at March 31, 2009 resulted in recording a $4.4 million liability.

The following table presents, in thousands, the fair value of the company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate and basis swaps	Accrued expenses	$21,474	Accrued expenses	$14,207
Interest rate swaps	Other long-term liabilities	14,940	Other long-term liabilities	24,470

		36,414		38,677

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	9,210	Accrued expenses	10,723
Interest rate swaps	Other long-term liabilities	6,313	Other long-term liabilities	7,009

Total derivatives		$51,937		$56,409

In accordance with SFAS No. 133, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. As of March 31, 2009, the notional amount of debt under interest rate swap agreements outstanding was $1,320.0 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents, in thousands the impact of interest rate swaps on the consolidated statement of operations for the three months ended March 31, 2009 and March 31, 2008, respectively.

Derivatives designated as hedging instruments	Amount of gain (loss) recognized in OCI March 31,		Location of gain (loss) reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into net income March 31,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) three months ended March 31,
	2009	2008		2009	2008	2009	2008
Interest rate swaps	$413	$(9,074)	Interest expense	$617	$—	$990	$—
Foreign currency forward exchange contract	—	(3,906)		—	—	—	—

Total	$413	$(12,980)		$617	$—	$990	$—

During the three months ended March 31, 2009 the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated as hedging instruments was $1.4 million. There was no impact of derivative instruments on the consolidated statement of operations for the comparable period last year.

8.	FAIR VALUE DISCLOSURES

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

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three-levels of the hierarchy are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs for assets or liabilities.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS 157’s fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay which was adopted January 1, 2009.

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

Interest rate swaps. The effect of the interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt that is hedged. We record the interest rate swaps at fair value. The fair value of the interest rate swaps is based on a model whose inputs are observable, therefore, the fair value of these interest rate swaps is based on a Level 2 input.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008, in thousands, are summarized below:

	Fair Value Measurements at March 31, 2009 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$11,769	$11,769	$—	$—	$11,769

Total assets at fair value	$11,769	$11,769	$—	$—	$11,769

Liabilities
Trading securities	$11,769	$11,769	$—	$—	$11,769
Interest rate swaps	51,937	—	51,937	—	51,937

Total liabilities at fair value	$63,706	$11,769	$51,937	$—	$63,706

	Fair Value Measurements at December 31, 2008 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$10,765	$10,765	$—	$—	$10,765

Total assets at fair value	$10,765	$10,765	$—	$—	$10,765

Liabilities
Trading securities	$10,765	$10,765	$—	$—	$10,765
Interest rate swaps	56,409	—	56,409	—	56,409

Total liabilities at fair value	$67,174	$10,765	$56,409	$—	$67,174

The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at March 31, 2009 was approximately $2,651.4 million compared to the carrying amount of $3,579.1 million.

9.	STOCK-BASED COMPENSATION

The 2006 Executive Incentive Plan (“EIP”) was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company. The administrator, subject to approval by the board, will select participants from among those key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the administrator, are in a position to make a significant contribution to the success of the Company and its affiliates. A maximum of 359,986 Equity Strips (each comprised of eight shares of Class A Common and one share of Class L Common), in each case pursuant to rollover options, are authorized to be delivered in satisfaction of rollover option awards under the EIP. In addition, an aggregate maximum of 11,276,291 shares of Class A Common may be delivered in satisfaction of other awards under the EIP.

In general, stock options granted under the EIP become exercisable over a period of five years, with 20% of the stock options

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

becoming vested and exercisable at the end of each year. Once an option has vested, it generally remains exercisable until the tenth anniversary of the date of grant. In the case of a normal termination, the awards will remain exercisable for the shorter of (i) the one-year period ending with the first anniversary of the participant’s normal termination or (ii) the period ending on the latest date on which such award could have been exercised.

Stock Options

The following table presents the stock option activity under the EIP for the three months ended March 31, 2009 and 2008, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2008	618,847	2,424,500	$1.64
Granted	(395,000)	395,000	6.36
Canceled	76,000	(76,000)	1.64
Exercised	—	(8,000)	1.64

Balance at March 31, 2008	299,847	2,735,500	$2.32

Balance at January 1, 2009	504,847	2,523,500	$2.26
Granted	(292,500)	292,500	3.61
Canceled	84,000	(84,000)	2.93
Exercised	—	—	—

Balance at March 31, 2009	296,347	2,732,000	$2.39

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2009, we expect that 75% of options granted will vest over the vesting period.

At March 31, 2009, the intrinsic value of vested options was approximately $1.5 million.

The following table summarizes the information on the options granted under the EIP at March 31, 2009:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	2,129,500	7.70	$1.64	832,000	$1.64
3.61	292,500	9.75	3.61	—	—
6.36	310,000	8.83	6.36	62,000	6.36

$1.64 - $6.36	2,732,000	8.05	$2.39	894,000	$1.97

We account for the stock option grants under the EIP in accordance with Financial Accounting Standard No. 123R Share-Based Payment (“SFAS 123R”). The fair value of option awards granted under the EIP during 2009 and 2008 were $0.97 and $1.72 per option, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average three and four year historical stock price volatility for sixteen and nine guideline companies in 2009 and 2008, respectively, that were used in applying the market approach to value the Company in its annual appraisal. The expected life for the options granted was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years. The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

	2009	2008
Risk-free interest rate	1.77%	3.07%
Dividend yield	0.0%	0.0%
Expected volatility	36.7%	28.0%
Expected life (years)	3.0	4.0

There was approximately $1.6 million and $2.4 million unrecorded and unrecognized compensation expense related to unvested share based compensation under the EIP at March 31, 2009 and 2008, respectively. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Executive Management Rollover Options

During the three months ended March 31, 2009, 40,225 Management Rollover options were exercised consisting of 40,225 Class L Common Stock and 321,800 Class A Common Stock at an average exercise price of $33.95 per equity strip. At March 31, 2009, 2,859,741 options were fully vested and outstanding. The aggregate intrinsic value of these options was approximately $25.1 million.

Stock-Based Compensation Expense

The components of stock-based compensation expense in thousands are presented below:

	Three months ended March 31,
	2009	2008
Stock options	$136	$110
Restricted stock	199	202

	$335	$312

The net income effect of stock-based compensation expense for the three months ended March 31, 2009 and 2008 was approximately $0.2 million in each period.

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is composed of unrealized gains or losses on foreign currency translation adjustments arising from changes in exchange rates of our foreign subsidiaries. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of other comprehensive income (loss). The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are the only components of comprehensive income (loss).

	Three months ended March 31,
	2009	2008
	Amounts in thousands
Net income (loss)	$32,113	$(3,919)
Currency translation adjustment	(13,155)	(70)
Unrealized gain (loss) on cash flow hedge	413	(9,074)
Reclassification of a cash flow hedge to earnings	617	—
Unrealized gain on foreign currency forward exchange contract	—	3,906

Total comprehensive income (loss)	$19,988	$(9,157)

11.	BUSINESS SEGMENTS

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2009	2008
	Amounts in thousands
Revenue:
Communication Services	$289,146	$280,333
Conferencing Services	262,075	195,644
Receivables Management	57,367	51,116
Intersegment Eliminations	(1,629)	(1,338)

Total	$606,959	$525,755

Operating Income:
Communication Services	$29,037	$30,552
Conferencing Services	75,646	51,232
Receivables Management	3,772	(12,717)

Total	$108,455	$69,067

Depreciation and Amortization
(Included in Operating Income):
Communication Services	$22,436	$18,838
Conferencing Services	20,577	16,477
Receivables Management	4,586	6,890

Total	$47,599	$42,205

Capital Expenditures:
Communication Services	$11,545	$14,445
Conferencing Services	17,626	14,030
Receivables Management	1,342	375
Corporate	6,088	1,601

Total	$36,601	$30,451

	As of March 31, 2009	As of December 31, 2008
	Amounts in thousands
Assets:
Communication Services	$1,299,205	$1,317,889
Conferencing Services	1,168,613	1,177,252
Receivables Management	473,448	490,175
Corporate	342,848	329,473

Total	$3,284,114	$3,314,789

For the three months ended March 31, 2009 and 2008, our largest 100 clients represented 56% and 60% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended March 31, 2009 and 2008 was approximately 12% and 14% of our total revenue, respectively. No other client represented more than 10% of our aggregate revenue for the three months ended March 31, 2009 and 2008.

As a result of the Genesys acquisition, revenues attributed to foreign countries exceeded 10% for the three months ended March 31, 2009. There is no individual foreign country with revenue greater than 10%. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2009	2008
Revenue:
North America	$529,636	$487,378
Europe, Middle East & Africa (EMEA)	56,997	27,975
Asia Pacific	20,326	10,402

Total	$606,959	$525,755

	As of March 31, 2009	As of December 31, 2008
Long-Lived Assets:
North America	$2,316,147	$2,300,396
Europe, Middle East & Africa (EMEA)	244,271	266,769
Asia Pacific	8,369	8,576

Total	$2,568,787	$2,575,741

12.	COMMITMENTS AND CONTINGENCIES

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

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FSLA”). Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requested that the Court conditionally certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. The Court granted the Plaintiff’s Motion for Conditional Certification on May 21, 2008. Individual agents were sent notice of the suit and provided an opportunity to join as consenting plaintiffs. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the FLSA suit expired in December 2008. Plaintiff Tammy Kerce recently filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA") and also seeking to add multiple state wage and hour claims on a class basis. The Court granted leave to Plaintiff to amend her Complaint on March 26, 2009 but Plaintiff has not yet filed her amended complaint. Plaintiff’s counsel and West entered into a tentative settlement during mediation held April 24, 2009. If the settlement is completed, the settlement will not have a material impact on the Company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The parties have commenced discovery and have delivered initial responses to discovery and interrogatory requests. Since commencement of the claim, the WAP I Lender has caused collection proceeds held in the WAP I collateral account to be retained in the account rather than distributed to the WAP I Lender and the West Member consistent with past practice. At March 31, 2009, the WAP I collateral account includes approximately $5.9 million, including $4.1 million which West Member believes is due to it in connection with its WAP I investment. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	RELATED PARTIES

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008 which expired December 31, 2008. The debt is non-recourse and collateralized by all of the assets of West Receivables Purchasing, LLC (“West Receivables”), the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million. These notes mature in 24 months from the date of origination. At March 31, 2009, we had $2.1 million of non-recourse portfolio notes payable outstanding under this facility. In connection with the renewal of the facility, West and TOGM entered into an amended and restated operating agreement pursuant to which the members share in the profits of the portfolio after collection expenses and the repayment of principal and interest in proportion to their respective membership interests (except as described below). West provides all necessary services to West Receivables, including collection of the receivables pursuant to a servicing agreement. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

The terms of each of the West Receivables transaction documents are substantially the same as the agreements previously executed with TOGM provided that (i) the initial interest rate under the West Receivables credit agreement is a fixed rate of 8.5% rather than a variable rate equal to the prime rate plus 3.5% under the original agreement; (ii) the overall debt and equity contributions of TOGM represent 70% of the purchase price of asset pools, while the original agreement provided that TOGM’s total debt and equity contributions would represent up to 80% of the purchase price of asset pools; and (iii) in the event TOGM realizes its targeted internal rate of return, West will receive a higher incremental proportion of the residual pay-out under the modified terms than it would have under the original terms.

14.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$495,425	$119,998	$(8,464)	$606,959
COST OF SERVICES	—	224,445	53,069	(8,464)	269,050
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(474)	193,695	36,233	—	229,454

OPERATING INCOME	474	77,285	30,696	—	108,455

OTHER INCOME (EXPENSE):
Interest Income	135	(1,157)	1,216	—	194
Interest Expense	(33,820)	(27,518)	(2,725)	—	(64,063)
Subsidiary Income	58,952	24,127	—	(83,079)	—
Other, net	(790)	6,886	200	—	6,296

Other income (expense)	24,477	2,338	(1,309)	(83,079)	(57,573)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	24,951	79,623	29,387	(83,079)	50,882

INCOME TAX EXPENSE (BENEFIT)	(5,673)	20,910	3,532	—	18,769

NET INCOME	30,624	58,713	25,855	(83,079)	32,113

LESS NET INCOME-NONCONTROLLING INTEREST	—	14	1,475	—	1,489

NET INCOME-WEST CORPORATION	$30,624	$58,699	$24,380	$(83,079)	$30,624

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$480,844	$59,995	$(15,084)	$525,755
COST OF SERVICES	—	227,136	38,508	(15,084)	250,560
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	428	190,071	15,629	—	206,128

OPERATING INCOME	(428)	63,637	5,858	—	69,067

OTHER INCOME (EXPENSE):
Interest Income	715	(15)	540	—	1,240
Interest Expense	(36,134)	(34,123)	(3,902)	—	(74,159)
Subsidiary Income	21,084	(5,790)	—	(15,294)	—
Other, net	(862)	3,004	(2,948)	—	(806)

Other income (expense)	(15,197)	(36,924)	(6,310)	(15,294)	(73,725)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(15,625)	26,713	(452)	(15,294)	(4,658)

INCOME TAX EXPENSE (BENEFIT)	(14,421)	5,884	7,798	—	(739)

NET INCOME (LOSS)	(1,204)	20,829	(8,250)	(15,294)	(3,919)

LESS NONCONTROLLING INTEREST	—	—	(2,715)	—	(2,715)

NET INCOME (LOSS)–WEST CORPORATION	$(1,204)	$20,829	$(5,535)	$(15,294)	$(1,204)

WEST CORPORATION

NOTES TO CONSOLIDATED BALANCE SHEETS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	March 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,603	$(3,762)	$29,975	$—	$174,816
Trust cash	—	13,909	—	—	13,909
Accounts receivable, net	—	303,879	63,379	—	367,258
Intercompany receivables	—	139,625	1,671	(141,296)	—
Portfolio receivables, current portion	—	4,107	34,967	—	39,074
Deferred income taxes receivable	16,695	11,835	5,294	—	33,824
Other current assets	6,186	67,914	12,346	—	86,446

Total current assets	171,484	537,507	147,632	(141,296)	715,327
Property and equipment, net	72,188	228,929	27,449	—	328,566
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	8,651	73,650	—	82,301
INVESTMENT IN SUBSIDIARIES	571,804	290,461	—	(862,265)	—
GOODWILL	—	1,494,835	144,771	—	1,639,606
INTANGIBLES, net	—	304,924	77,213	—	382,137
OTHER ASSETS	98,827	34,962	2,388	—	136,177

TOTAL ASSETS	$914,303	$2,900,269	$473,103	$(1,003,561)	$3,284,114

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,682	$48,551	$8,788	$—	$72,021
Intercompany payables	141,296	—	—	(141,296)	—
Accrued expenses	117,474	176,568	32,918	—	326,960
Current maturities of long-term debt	5,134	20,223	—	—	25,357
Current maturities of portfolio notes payable	—	1,908	67,842	—	69,750
Income tax payable	(69,714)	66,955	3,983	—	1,224

Total current liabilities	208,872	314,205	113,531	(141,296)	495,312
PORTFOLIO NOTES PAYABLE , less current maturities	—	240	8,526	—	8,766
LONG-TERM OBLIGATIONS, less current maturities	1,822,844	1,955,191	41,783	—	3,819,818
DEFERRED INCOME TAXES	8,865	45,253	15,022	—	69,140
OTHER LONG-TERM LIABILITIES	51,823	16,165	1,191	—	69,179

CLASS L COMMON STOCK	1,198,591	—	—	—	1,198,591
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,376,692)	569,215	293,050	(862,265)	(2,376,692)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$914,303	$2,900,269	$473,103	$(1,003,561)	$3,284,114

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,674	$7,145	$35,521	$—	$168,340
Trust cash	—	9,130	—	—	9,130
Accounts receivable, net	—	292,252	66,769	—	359,021
Intercompany receivables	—	194,332	—	(194,332)	—
Portfolio receivables, current portion	—	6,068	58,136	—	64,204
Deferred income taxes receivable	29,341	18,989	4,317	—	52,647
Other current assets	4,626	64,430	16,650	—	85,706

Total current assets	159,641	592,346	181,393	(194,332)	739,048
Property and equipment, net	67,419	216,791	35,942	—	320,152
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	6,477	62,065	—	68,542
INVESTMENT IN SUBSIDIARIES	511,876	205,059	—	(716,935)	—
GOODWILL	—	1,488,768	154,089	—	1,642,857
INTANGIBLES, net	—	317,825	87,205	—	405,030
OTHER ASSETS	102,083	33,673	3,404	—	139,160

TOTAL ASSETS	$841,019	$2,860,939	$524,098	$(911,267)	$3,314,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,125	$53,285	$10,618	$—	$70,028
Intercompany payables	102,257	—	92,075	(194,332)	—
Accrued expenses	81,741	208,540	53,641	—	343,922
Current maturities of long-term debt	5,134	20,149	—	—	25,283
Current maturities of portfolio notes payable	—	2,462	74,846	—	77,308
Income taxes payable	(46,325)	49,753	7,669	—	11,097

Total current liabilities	148,932	334,189	238,849	(194,332)	527,638
PORTFOLIO NOTES PAYABLE , less current maturities	—	356	10,813	—	11,169
LONG-TERM OBLIGATIONS, less current maturities	1,824,127	1,960,065	48,175	—	3,832,367
DEFERRED INCOME TAXES	14,894	47,606	14,609	—	77,109
OTHER LONG-TERM LIABILITIES	59,286	9,179	629	—	69,094
CLASS L COMMON STOCK	1,158,159	—	—	—	1,158,159

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,364,379)	509,544	211,023	(716,935)	(2,360,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$841,019	$2,860,939	$524,098	$(911,267)	$3,314,789

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$68,085	$(19,230)	$48,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(3,846)	(2,869)	(6,715)
Purchase of portfolio receivables	—	(2,033)	—	(2,033)
Purchase of property and equipment	(4,452)	(18,426)	(5,101)	(27,979)
Collections applied to principal of portfolio receivables	—	1,820	11,584	13,404
Other	—	29	—	29

Net cash provided by (used in) investing activities	(4,452)	(22,456)	3,614	(23,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facilities	—	—	(3,715)	(3,715)
Payments of portfolio notes payable	—	(141)	(9,820)	(9,961)
Principal payments on the senior secured term loan facility	(1,283)	(5,038)	—	(6,321)
Proceeds from stock options exercised including excess tax benefits	2,345	—	—	2,345
Other	(224)	(105)	—	(329)

Net cash (used in) provided by financing activities	838	(5,284)	(13,535)	(17,981)

Intercompany	26,543	(51,252)	24,709	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1,104)	(1,104)

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,929	(10,907)	(5,546)	6,476
CASH AND CASH EQUIVALENTS, Beginning of period	125,674	7,145	35,521	168,340

CASH AND CASH EQUIVALENTS, End of period	$148,603	$(3,762)	$29,975	$174,816

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$7,807	$16,215	$24,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(64)	—	(64)
Purchase of portfolio receivables	—	—	(22,524)	(22,524)
Purchase of property and equipment	(1,601)	(27,912)	(938)	(30,451)
Collections applied to principal of portfolio receivables	—	—	16,635	16,635
Other	—	381	—	381

Net cash provided by (used in) investing activities	(1,601)	(27,595)	(6,827)	(36,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the senior secured term loan facility	(1,074)	(4,912)	—	(5,986)
Proceeds from issuance of portfolio notes payable	—	—	20,352	20,352
Payments of portfolio notes payable	—	—	(18,173)	(18,173)
Other	(418)	—	—	(418)

Net cash (used in) provided by financing activities	(1,492)	(4,912)	2,179	(4,225)

Intercompany	(22,055)	18,630	3,425	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	800	800

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,148)	(6,070)	15,792	(15,426)
CASH AND CASH EQUIVALENTS, Beginning of period	87,610	(3,012)	57,349	141,947

CASH AND CASH EQUIVALENTS, End of period	$62,462	$(9,082)	$73,141	$126,521

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the cost and reliability of voice and data services;

•	the cost of labor and turnover rates;

•	the impact of changes in interest rates;

•	revenue from and purchases of portfolio receivables and;

•	the impact of foreign currency fluctuations.

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

Each of our segments builds upon our core competencies of managing technology, telephony and human capital across a broad range of outsourced service offerings. Some of the nation’s leading enterprises use our services to manage their most important communications and transactions.

Overview for the Three Months Ended March 31, 2009

The following overview highlights the areas we believe are important in understanding our results of operations for the three months ended March 31, 2009. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•

Consolidated revenues increased 15.4% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was derived from the acquisitions of HBF, Genesys and Positron and organic growth.

•

Operating income increased 57.0% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was derived from acquisitions, organic growth and the $24.2 million impairment charge taken during the three months ended March 31, 2008. No impairment charge was required during the three months ended March 31, 2009.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue: For the three months ended March 31, 2009, revenue increased approximately $81.2 million, or 15.4%, to $607.0 million from $525.8 million for the same period in 2008. The increase in revenue for the three months ended March 31, 2009, included $79.3 million from the acquisitions of HBF, Genesys and Positron. These acquisitions closed on April 1, 2008, May 22, 2008 and November 21, 2008, respectively. During the three months ended March 31, 2008, the Receivable Management segment recorded a $24.2 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables. No impairment charge was required during the three months ended March 31, 2009.

For the three months ended March 31, 2009 and 2008, our top 100 customers represented 56% and 60% of total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, in the three months ended March 31, 2009 and 2008 were approximately 12% and 14%, respectively.

Revenue by business segment:

	For the three months ended March 31,
	2009	% of Total Revenue	2008	% of Total Revenue	Change	% Change
Revenue in thousands:
Communication Services	$289,146	47.6%	$280,333	53.3%	$8,813	3.1%
Conferencing Services	262,075	43.2%	195,644	37.2%	66,431	34.0%
Receivables Management	57,367	9.5%	51,116	9.7%	6,251	12.2%
Intersegment eliminations	(1,629)	*	(1,338)	*	(291)	*

Total	$606,959	100.0%	$525,755	100.0%	$81,204	15.4%

* Calculation not meaningful

Communication Services revenue for the three months ended March 31, 2009 increased approximately $8.8 million, or 3.1%, to $289.1 million from $280.3 million for the three months ended March 31, 2008. The increase in revenue is primarily due to the acquisitions of HBF and Positron, which collectively accounted for $18.0 million of this increase.

Conferencing Services revenue for the three months ended March 31, 2009 increased approximately $66.4 million, or 34.0%, to $262.1 million from $195.6 million for the three months ended March 31, 2008. The increase in revenue is primarily due to the acquisition of Genesys which accounted for $61.2 million of this increase.

Receivables Management revenue for the three months ended March 31, 2009 increased approximately $6.3 million, or 12.2%, to $57.4 million from $51.1 million for the three months ended March 31, 2008. The increase in revenue is primarily due to the $24.2 million impairment charge taken during the first quarter of 2008. No impairment charge was required during the three months ended March 31, 2009. However, the portfolio impairments taken in 2008 results in lower carrying values for these portfolios, when applied to the collection yield curves, results in lower revenue recognition in subsequent periods.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $18.5 million, or 7.4%, in the three months ended March 31, 2009, including $30.3 million from acquired entities, to $269.1 million, from $250.6 million for the three months ended March 31, 2008. As a percentage of revenue, cost of services decreased to 44.3% for the first quarter of 2009 compared to 47.7% for the comparable period in 2008.

Cost of Services by business segment:

	For the three months ended March 31,
	2009	% of Revenue	2008	% of Revenue	Change	% Change
Cost of services in thousands:
Communication Services	$142,492	49.3%	$141,400	50.4%	$1,092	0.8%
Conferencing Services	96,373	36.8%	73,710	37.7%	22,663	30.7%
Receivables Management	31,156	54.3%	36,117	70.7%	(4,961)	-13.7%
Intersegment eliminations	(971)	*	(667)	*	(304)	*

Total	$269,050	44.3%	$250,560	47.7%	$18,490	7.4%

* Calculation not meaningful

Communication Services cost of services increased $1.1 million, or 0.8%, in the three months ended March 31, 2009 to $142.5 million from $141.4 million for the comparable period in 2008. The increase in cost of services for the three months ended March 31, 2009, included $14.2 million from the acquisitions of HBF and Positron. As a percentage of this segment’s revenue, Communication Services cost of services decreased to 49.3% for the first quarter of 2009 from 50.4%, for the comparable period in 2008. This reduction in the percentage of cost of services to revenue was largely due to improved labor efficiencies and utilization.

Conferencing Services cost of services for the three months ended March 31, 2009 increased approximately $22.7 million, to $96.4 million from $73.7 million for the comparable period in 2008. The increase in cost of services for the three months ended March 31, 2009, included $16.1 million from the acquisition of Genesys. As a percentage of this segment’s revenue, Conferencing Services cost of services decreased to 36.8% for the first quarter of 2009 from 37.7% for the comparable period in 2008. Higher minute volumes from the Genesys acquisition and organic volume growth helped drive lower telecommunication costs as a percentage of revenue.

Receivables Management cost of services for the three months ended March 31, 2009 decreased approximately $5.0 million, to $31.2 million from $36.1 million for the comparable period in 2008. As a percentage of this segment’s revenue, Receivables Management cost of services decreased to 54.3% for the first quarter of 2009 from 70.7%, for the comparable period in 2008. The decrease in cost of services as a percentage of revenue was driven primarily by the $24.2 million portfolio receivable impairment charge recorded in the first quarter of 2008. No impairment charge was required during the three months ended March 31, 2009. Excluding the impairment, cost of services as a percentage of revenue would have been 47.9% during the first quarter of last year. Purchases of new receivable portfolios were down significantly from the same period last year resulting in a greater proportion of 2009 collection activity from older receivable portfolios which have a higher cost of collection.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased by approximately $23.3 million, or 11.3%, to $229.5 million for the three months ended March 31, 2009 from $206.1 million for the comparable period in 2008. SG&A expense from acquired companies was $26.9 million. As a percentage of revenue, SG&A expenses decreased to 37.8% for the three months ended March 31, 2009 from 39.2% for the comparable period in 2008. The decrease in SG&A expenses as a percentage of revenue was driven primarily by the $24.2 million portfolio receivable impairment charge recorded in the first quarter of 2008.

Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
	2009	% of Revenue	2008	% of Revenue	Change	% Change
Selling, general and administrative expenses in thousands:
Communication Services	$117,618	40.7%	$108,382	38.7%	$9,236	8.5%
Conferencing Services	90,055	34.4%	70,701	36.1%	19,354	27.4%
Receivables Management	22,439	39.1%	27,716	54.2%	(5,277)	-19.0%
Intersegment eliminations	(658)	*	(671)	*	13	*

Total	$229,454	37.8%	$206,128	39.2%	$23,326	11.3%

* Calculation not meaningful

Communication Services SG&A expenses increased approximately $9.2 million, or 8.5%, to $117.6 million for the three months ended March 31, 2009 from $108.4 million for the comparable period in 2008. The increase in SG&A expenses for the three months ended March 31, 2009 included $6.2 million from the acquisitions of HBF and Positron and $2.2 million in additional litigation settlement expenses. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 40.7% for the three months ended March 31, 2009 from 38.7% for the comparable period in 2008.

Conferencing Services SG&A expenses for the three months ended March 31, 2009 increased approximately $19.4 million, or 27.4%, to $90.1 million from $70.7 million for the comparable period in 2008. The increase in SG&A expenses for the three months ended March 31, 2009 included $20.8 million from the acquisition of Genesys. As a percentage of this segment’s revenue, Conferencing Services SG&A expenses decreased to 34.4% for the three months ended March 31, 2009 from 36.1% for the comparable period of 2008. The Conferencing Services segment has effectively reduced SG&A expenses through realized synergies from acquisitions.

Receivables Management SG&A expenses for the three months ended March 31, 2009 decreased approximately $5.3 million, to $22.4 million from $27.7 million for the comparable period in 2008. As a percentage of this segment’s revenue, Receivables Management SG&A expenses decreased to 39.1% for the three months ended March 31, 2009 from 54.2%, for the comparable period in 2008. The decrease in SG&A expenses as a percentage of this segment’s revenue was driven primarily by the $24.2 million portfolio receivable impairment charge recorded during the first quarter of 2008. No impairment charge was required during the three months ended March 31, 2009.

Operating income: Operating income increased by approximately $39.4 million, or 57.0%, to $108.5 million for the three months ended March 31, 2009 from $69.1 million for the comparable period in 2008. Operating income from acquired entities was approximately $22.1 million. As a percentage of revenue, operating income increased to 17.9% for the three months ended March 31, 2009 from 13.1% for the comparable period in 2008. The increase in operating income was driven primarily by a $24.2 million impairment charge recorded to establish a valuation allowance against the carrying value of portfolio receivables in the Receivables Management segment during the first quarter of 2008 and net operating income from acquisitions and related synergies. No impairment charge was required during the three months ended March 31, 2009.

Operating income by business segment:

	For the three months ended March 31,
	2009	% of Revenue	2008	% of Revenue	Change	% Change
Operating income in thousands:
Communication Services	$29,037	10.0%	$30,552	10.9%	$(1,515)	-5.0%
Conferencing Services	75,646	28.9%	51,232	26.2%	24,414	47.7%
Receivables Management	3,772	6.6%	(12,717)	-24.9%	16,489	-129.7%

Total	$108,455	17.9%	$69,067	13.1%	$39,388	57.0%

Communication Services operating income decreased approximately $1.5 million, or 5.0%, to $29.0 million for the three months ended March 31, 2009 from $30.6 million for the comparable period in 2008. The decrease in operating income for the three months ended March 31, 2009 included an operating loss of $2.4 million from the acquisitions of HBF and Positron. As a percentage of this segment’s revenue, Communication Services operating income decreased to 10.0% for the three months ended March 31, 2009 from 10.9% for the comparable period in 2008 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Conferencing Services operating income for the three months ended March 31, 2009 increased approximately $24.4 million, to $75.6 million from $51.2 million for the comparable period in 2008. The increase in operating income for the three months ended March 31, 2009 included operating income of $24.3 million from the acquisition of Genesys. As a percentage of this segment’s revenue, Conferencing Services operating income increased to 28.9% for the three months ended March 31, 2009 from 26.2% for the comparable period in 2008. This improvement is primarily the result of reduced expenses through realized synergies from acquisitions.

Receivables Management operating income (loss) for the three months ended March 31, 2009 increased approximately $16.5 million, to $3.8 million from ($12.7) million for the comparable period in 2008 primarily due to the $24.2 million portfolio impairment charge recorded in 2008. No impairment charge was required during the three months ended March 31, 2009.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, the aggregate gain (loss) on debt transactions denominated in currencies other than the functional currency, sub-lease rental income and interest income from short-term investments. Other income (expense) for the three months ended March 31, 2009 was ($57.6) million compared to ($73.7) million for the first quarter of 2008. Interest expense for the three months ended March 31, 2009 was $64.1 million compared to $74.2 million during the same period last year. The change in interest expense was primarily due to lower effective interest rates partially offset by increased outstanding debt in three months ended March 31, 2009 than we experienced during the same period last year. Interest expense during the three month ended March 31, 2009 also included a $2.8 million reduction for interest rate swaps which were determined to be ineffective and therefore did not qualify for hedge accounting treatment. No such ineffectiveness was experienced during the three months ended March 31, 2008. Also during the three months ended March 31, 2009, we recognized $7.1 million of non-cash foreign currency gain on debt transactions denominated in currencies other than the functional currency related to the unrealized gain on a Euro denominated debt in our UK line of credit and the foreign currency exchange gain on affiliate transactions.

Non-controlling interest: We had non-controlling interest (formerly minority interest) expense of $1.5 million in the first quarter of 2009 compared to non-controlling interest income of $2.7 million in the first quarter of 2008. The portfolio receivable impairment recorded during the three months ended March 31, 2008 caused a $5.6 million reduction in minority interest expense in that quarter.

Net income (loss) - West Corporation: Net income (loss) increased $31.8 million for the three months ended March 31, 2009, to $30.6 million from ($1.2) million for the comparable period in 2008. Net income (loss) includes a provision for income tax expense (benefit) at an effective rate of approximately 36.9% for the three months ended March 31, 2009 and approximately 15.9% for the comparable period in 2008. The increased effective tax rate for the first quarter of 2009 is primarily due to the increased non-controlling interest income as a percent of net loss before income taxes in 2008.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, purchases of portfolio receivables, non-controlling interest distributions, interest payments, tax payments and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented in thousands:

	For the Three Months Ended March 31,
	2009	2008	Change	% Change
Net cash provided by operating activities	$48,855	$24,022	$24,833	103.4%
Net cash used in investing activities	$(23,294)	$(36,023)	$12,729	-35.3%
Net cash flows used in financing activities	$(17,981)	$(4,225)	$(13,756)	325.6%

Net cash flow provided by operating activities increased $24.8 million, or 103.4%, to $48.9 million for the three months ended March 31, 2009, compared to net cash flows from operating activities of $24.0 million for the comparable period in 2008. The increase in net cash flows from operating activities is primarily due to improved operations, increases in deferred tax expense and increases in amortization expense.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 54 days at March 31, 2009 compared to 51 days for the comparable period in 2008. This increase is partially attributable to Genesys. Genesys has a higher concentration of international clients and traditionally has had higher days sales outstanding than our other conferencing business.

Net cash used in investing activities decreased $12.7 million to $23.3 million for the three months ended March 31, 2009, compared to net cash used in investing activities of $36.0 million for the three months ended March 31, 2008. We invested $28.0 million in capital expenditures during the three months ended March 31, 2009 compared to $30.5 million for the three months ended March 31, 2008. The capital expenditures in 2009 were mainly related to telephone equipment, computer hardware and software. During the three months ended March 31, 2009 we also incurred acquisition costs for the acquisitions of Corvent, Genesys and Positron of $3.5 million, $2.9 million and $0.3 million, respectively. Investing activities during the three months ended March 31, 2009 included the purchase of receivable portfolios for $2.0 million and the cash proceeds applied to amortization of receivable portfolios of $13.4 million. This compares to $22.5 million for the purchase of receivable portfolios and $16.6 million of cash proceeds applied to amortization of receivable portfolios during the three months ended March 31, 2008.

Cash flows used in financing activities increased $13.8 million to $18.0 million for the three months ended March 31, 2009, compared to net cash flows used in financing activities of $4.2 million for the comparable period in 2008. During the three months ended March 31, 2009, net cash flow used in financing activities was primarily for payments on portfolio notes payable of $10.0 million, compared to $18.2 million during the same period in 2008. No proceeds from issuance of portfolio notes payable were received during the three months ended March 31, 2009 compared to $20.4 million for the same period in 2008.

The Company believes it has sufficient liquidity to conduct normal operations.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

The $2,534.0 million senior secured term loan facility and $250.0 million senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with a balloon payment at the maturity date of October 24, 2013 of approximately $2,365.3 million. The senior secured term loan facility pricing is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at March 31, 2009), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at March 31, 2009), except for the $134.0 million term loan expansion, which is priced at LIBOR (subject to a 3.5% floor) plus 5.0%, and Base Rate plus 4.0% for base rate loans. The rate at March 31, 2009 is Base Rate plus 4.0% or 7.25%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio. The grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at March 31, 2009) and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at March 31, 2009). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

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

The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility and senior secured revolving credit facility for the three months ended March 31, 2009 and 2008 were 5.20% and 6.93% respectively. The average daily outstanding balance and the highest balance outstanding on the revolving credit facility during the three months ended March 31, 2009 was $224.0 million.

In October 2006, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into two two-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At March 31, 2009 we had $1,320.0 million of the outstanding $2,479.1 million senior secured term loan facility hedged at rates from 3.38% to 5.01%.

During the three months ended March 31, 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on these forward starting interest rate swaps ranges from 2.56% to 2.60%.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $285.8 million, including the aggregate amount of $54.8 million of principal payments previously made in respect of the term loan facility. The availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions. We have not pursued increasing this facility due to the current credit market environment.

Multicurrency revolving credit facility

InterCall Conferencing Services Limited, a foreign subsidiary of InterCall (“ICSL”), maintains a $75.0 million multicurrency revolving credit facility. The credit facility is secured by substantially all of the assets of ICSL, and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures on May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.375% to 3.125% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)). The margin at March 31, 2009 was 2.75%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility during the three months ended March 31, 2009 was 6.1%. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test. The outstanding balance of the multicurrency revolving credit facility at March 31, 2009 was $41.8 million. The average daily outstanding balance of the multicurrency revolving credit facility during the three months ended March 31, 2009 was $44.3 million. The highest balance outstanding on the multicurrency revolving credit facility during the three months ended March 31, 2009 was $48.2 million.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility - The Company is required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to consolidated adjusted earnings before interest expense, share based compensation, taxes, depreciation and amortization, non-controlling interest, non-recurring litigation settlement costs, impairments and other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries (“Adjusted EBITDA”) may not exceed 7.0 to 1.0, and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.5 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2009. These financial covenants will become more restrictive over time. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of the Company’s capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes and changes in the Company’s lines of business.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the senior secured credit facilities, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of the Company’s subordinated debt and a change of control of the Company. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take certain actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

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

Senior Subordinated Notes - The senior subordinated indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with the Company’s affiliates and designate the Company’s subsidiaries as unrestricted subsidiaries.

Multicurrency Revolving Credit Facility - InterCall Conferencing Services Limited is required to comply on a quarterly basis with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of InterCall Conferencing Services Limited and its subsidiaries (“InterCall UK Group”) cannot exceed 2.75x tested as of the last day of each of the first full three quarters ending after the utilization date, 2.50x tested as of the last day of each of the next four fiscal quarters and 2.25x tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0x as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, increases over the life of the agreement from £45.0 million in 2008 to £50.0 million in 2010.

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

If we cannot make scheduled payments on our debt, we will be in default, and as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

At March 31, 2009 our credit ratings and outlook were as follows:

	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s	B2 /Stable	B1	B1	Caa1	Caa1
Standard & Poor’s	B+/Stable	BB-	BB-	B-	B-

We will monitor and weigh our operating performance with any potential acquisition activities. Additional acquisitions of size would likely require us to secure additional funding sources. We have no reason to believe for the foreseeable future there will be an event to cause downgrades based on the positions of our rating agencies.

Receivables Management Asset Portfolio Notes Payable Facilities

We historically have maintained, through majority-owned subsidiaries, receivables management asset financing facilities with affiliates of Cargill, Inc. and CarVal Investors, LLC (the “Portfolio Lenders”). Each Portfolio Lender is a minority interest holder in the applicable majority-owned subsidiary. Pursuant to these agreements, we have borrowed up to 85% of the purchase price of each receivables portfolio purchased from the lender and funded the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivables portfolios within a loan series. Each loan series contains a group of portfolio asset pools that had an aggregate original principal amount of approximately $20 million. These notes mature in 24 to 30 months from the date of origination. At March 31, 2009, we had $78.5 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $85.7 million outstanding at December 31, 2008. The Portfolio Lenders have discontinued new financing through the applicable facilities and have served a complaint asserting the occurrence of facility events of default. A facility event of default under the applicable facilities would not constitute an event of default under West’s other credit facilities. West has answered the claims of the Portfolio Lenders and asserted counterclaims alleging misrepresentations and breaches of contract. Since commencement of the claim, one of the Portfolio Lenders has caused collection proceeds held in the collateral account to be retained in the account rather than distributed consistent with past practice. As of March 31, 2009, such collateral account includes approximately $5.9 million, including $4.1 million which we believe is due us in connection with our investment. See Part II, Item 1, Legal Proceedings.

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008 and which expired December 31, 2008. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million. These notes mature in 24 months from the date of origination. At March 31, 2009, we had $2.1 million of non-recourse portfolio notes payable outstanding under this facility compared to $2.8 million outstanding at December 31, 2008. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to our contractual obligations since December 31, 2008.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $36.6 million for the three months ended March 31, 2009, compared to $30.5 million for the three months ended March 31, 2008. We currently estimate our capital expenditures for the remainder of 2009 to be approximately $78.4 million to $93.4 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $285.8 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through May 2013 and are renewed as required. The outstanding commitment on these obligations at March 31, 2009 was $14.5 million. The standby letters of credit and performance bonds are the only off-balance sheet arrangements we participated in at March 31, 2009.

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experience combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. The accounting policies we consider critical are our accounting policies with respect to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets and income taxes.

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

As of March 31, 2009, we had $2,479.1 million outstanding under our senior secured term loan facility, $224.0 million outstanding under our senior secured revolving credit facility, $41.8 million outstanding under our multicurrency revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $78.5 million outstanding under the portfolio notes payable facilities.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at March 31, 2009 consist of the following:

	Outstanding at variable interest rates	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility (1)	$1,159,112	$1,448.9
Senior Secured Revolving Credit Facility	224,043	280.1
Multicurrency Revolving Credit Facility	41,783	52.2
Portfolio Notes Payable Facilities	78,516	98.1

Variable rate debt	$1,503,454	$1,879.3

(1) Net of $1,320.0 million interest rate swaps

Lehman Hedges - In September and October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, will be recorded as interest expense. The change in fair value of these hedges during the three months ended March 31, 2009 was $2.2 million. At June 30, 2008, the Other Comprehensive Loss associated with one of these hedges was $3.3 million. The associated Other Comprehensive Loss for this hedge will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During the three months ended March 31, 2009, $0.6 million of Other Comprehensive Loss and $0.4 million of the related deferred income tax liability was reclassified and recorded as interest expense. The second Lehman hedge agreement was implemented after June 30, 2008 and was never accounted for under hedge accounting. The aggregate notional value of these two hedges at March 31, 2009 was $416.0 million.

Foreign Currency Risk

On March 31, 2009, the Communication Services segment had no material revenue outside the United States. Our facilities in Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars. Positron, which is headquartered in Canada, has revenue contracts denominated primarily in U.S. dollars.

The Conferencing Services segment conducts business in countries outside of the United States. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not attempt to hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the three months ended March 31, 2009, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

At March 31, 2009, our Receivables Management segment operated facilities in the United States only.

For the three months ended March 31, 2009 and 2008, revenues from non-U.S. countries were approximately 13% and 7%, respectively, of consolidated revenues. There is no individual foreign country with revenue greater than 10%. At March 31, 2009 and December 31, 2008 long-lived assets from non-U.S. countries were approximately 11%. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President—Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. We acquired IPC Information Systems Holdings, Inc., the holding company for IPC Systems, Inc.’s command systems segment, including Positron Public Safety Systems, Inc. on November 21, 2008, and it represented approximately 7% of our total assets as of March 31, 2009 and less than 3% of our revenue for the three months ended March 31, 2009. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Positron. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, our Chief Executive Officer and Executive Vice President—Chief Financial Officer and Treasurer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FSLA”). Plaintiff’s suit seeks statutory and compensatory damages. On December 21, 2007, Plaintiff filed a Motion for Conditional Certification in which she requested that the Court conditionally certify a class of all West home agents who were classified as independent contractors for the prior three years for purposes of notice and discovery. West filed its Response in Opposition to the Motion for Conditional Certification on February 11, 2008. The Court granted the Plaintiff’s Motion for Conditional Certification on May 21, 2008. Individual agents were sent notice of the suit and provided an opportunity to join as consenting plaintiffs. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the FLSA suit expired in December 2008. Plaintiff Tammy Kerce recently filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the ERISA and also seeking to add multiple state wage and hour claims on a class basis. The Court granted leave to Plaintiff to amend her Complaint on March 26, 2009 but Plaintiff has not yet filed her amended complaint. Plaintiff’s counsel and West entered into a tentative settlement during mediation held April 24, 2009. If the settlement is completed the settlement will not have a material impact on the Company.

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

The parties have commenced discovery and have delivered initial responses to discovery and interrogatory requests. Since commencement of the claim, the WAP I Lender has caused collection proceeds held in the WAP I collateral account to be retained in the account rather than distributed to the WAP I Lender and the West Member consistent with past practice. At March 31, 2009, the WAP I collateral account includes approximately $5.9 million, including $4.1 million which West Member believes is due to it in connection with its WAP I investment. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Item 1A.	Risk Factors

You should carefully consider the risks described below and those disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. If any of the risks occur, our business, financial condition, liquidity and results of operations could be seriously harmed.

•	Recent global economic trends could adversely affect our business, liquidity and financial results.

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

•	Changes in foreign exchange rates may adversely affect our revenues and net income attributed to foreign subsidiaries.

•	Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

•	We may not be able to adequately protect our proprietary information or technology.

•	Our technology and services may infringe upon the intellectual property rights of others.

•	Our business depends on our ability to keep pace with our clients’ needs for rapid technological change and systems availability.

•	Our data and contact centers are exposed to service interruption.

•	Increases in the cost of voice and data services or significant interruptions in these services could adversely affect our business, results of operations and financial condition.

•	Our business, results of operations and financial condition could be adversely affected if we are unable to maximize the use of our contact centers.

•

Pending and future litigation may divert management’s time and attention and result in substantial costs of defense, damages or settlement, which could adversely affect our business, results of operations and financial condition.

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

•	A large portion of our revenues are generated from a limited number of clients, and the loss of one or more key clients would result in the loss of net revenues.

•	Our contracts generally are not exclusive and typically do not provide for revenue commitments.

•	We may not be able to compete successfully in our highly competitive industries.

•	We may not be able to repurchase the senior notes and senior subordinated notes upon a change of control.

•

The lenders under our senior secured credit facilities have the discretion to release the guarantors under our senior secured credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the senior notes and senior subordinated notes.

•

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

•	Increases in labor costs and turnover rates could adversely affect our business, results of operations and financial condition.

•	We depend on key personnel.

•	Our inability to continue to attract and retain a sufficient number of qualified employees could adversely affect our business, results of operations and financial condition.

•	Acts of terrorism or war could adversely affect our business, results of operations and financial condition.

Item 5.	Other Information

On May 4, 2009, as authorized by the Board of Directors, the Company entered into an Amended and Restated Restricted Stock Award and Special Bonus Agreement with Thomas B. Barker, Chairman of the Board and Chief Executive Officer of the Company, related to the award of 1,650,000 shares of Class A Common Stock originally made as of December 1, 2006. As with the original agreement, the vesting of all outstanding restricted stock grants are divided into three tranches, with the first tranche of 33.33% of such grant vesting ratably over a five-year period of time commencing with the date of original grant, provided that vesting shall be accelerated in the event of an initial public offering or change of control of the Company.

Under the amended agreement, the remaining 66.67% of the restricted stock grants vest based upon performance criteria tied to an exit event for the new controlling shareholders who were the primary investors of equity at the time of the recapitalization (“Investors”), a sale of the Company and time. A sale of the Company is defined as a sale of the assets of the Company accounting for 80% or more of the Company’s consolidated EBITDA or a sale or other disposition of 80% of the shares held by the Investors for consideration other than cash or marketable securities. The vesting criteria are as follows:

•

Tranche 2 shares, which are equal to 22.22% of Mr. Barker’s grant, shall become 100% vested upon an exit event of the Investors or sale of the Company if, after giving effect to any vesting of the Tranche 2 shares on the exit event or sale of the Company, the Investors’ total return is greater than 200% and the Investors’ internal rate of return exceeds 15%.

•

Tranche 3 shares, which are equal to 44.45% of Mr. Barker’s grant, shall become 50% vested upon the earliest to occur of an exit event of the Investors, a sale of the Company and December 1, 2011, and shall become vested with respect to the other 50% of the Tranche 3 shares upon an exit event of the Investors or sale of the Company if, after giving effect to any vesting of the Tranche 2 and Tranche 3 shares on the exit event or sale of the Company, the Investors’ total return is greater than 200% and the Investors’ internal rate of return exceeds 15%.

In addition, all Tranche 2 and Tranche 3 shares shall vest upon an initial public offering of the Company.

Item 6.	Exhibits

10.01	Amended and Restated Credit Agreement By and Between West Receivables Purchasing, LLC as Borrower, and TOGM, LLC, as Lender, dated as of April 30, 2009

10.02	Amended and Restated Servicing Agreement By and Among West Asset Management, Inc., as Servicer, West Receivables Purchasing, LLC, as Borrower, and TOGM, LLC, as Lender, dated as of April 30, 2009

10.03	Form of Promissory Note between West Receivables Purchasing, LLC and TOGM, LLC

10.04	Amended and Restated Operating Agreement of West Receivables Purchasing, LLC between TOGM, LLC and West Receivable Services, Inc., dated as of April 30, 2009

10.05	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Thomas Barker, dated as of May 4, 2009

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: May 5, 2009

Exhibit Index

Exhibit Number
10.01	Amended and Restated Credit Agreement By and Between West Receivables Purchasing, LLC as Borrower, and TOGM, LLC, as Lender, dated as of April 30, 2009

10.02	Amended and Restated Servicing Agreement By and Among West Asset Management, Inc., as Servicer, West Receivables Purchasing, LLC, as Borrower, and TOGM, LLC, as Lender, dated as of April 30, 2009

10.03	Form of Promissory Note between West Receivables Purchasing, LLC and TOGM, LLC

10.04	Amended and Restated Operating Agreement of West Receivables Purchasing, LLC between TOGM, LLC and West Receivable Services, Inc., dated as of April 30, 2009

10.05	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Thomas Barker, dated as of May 1, 2009

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002