Form 10-Q
period 2009-06-30
WEST CORP
filed 2009-08-07
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 24, 2009, 87,339,824.7 shares of the registrant’s Class A common stock and 9,948,270.5875 shares of the registrant’s Class L common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

August 7, 2009

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE	$606,907	$551,433	$1,213,866	$1,077,188
COST OF SERVICES	269,268	251,143	538,318	501,703
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	229,893	219,090	459,347	425,218

OPERATING INCOME	107,746	81,200	216,201	150,267

OTHER INCOME (EXPENSE):
Interest income	—	551	195	1,791
Interest expense	(63,616)	(70,204)	(127,679)	(144,363)
Other	(802)	(68)	5,493	(874)

Other expense	(64,418)	(69,721)	(121,991)	(143,446)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	43,328	11,479	94,210	6,821

INCOME TAX EXPENSE	16,202	4,737	34,971	3,998

NET INCOME	27,126	6,742	59,239	2,823

LESS NET INCOME (LOSS)-NONCONTROLLING INTEREST	691	(987)	2,180	(3,702)

NET INCOME-WEST CORPORATION	$26,435	$7,729	$57,059	$6,525

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,437	$168,340
Trust and restricted cash	26,731	9,130
Accounts receivable, net of allowance of $11,883 and $12,382	372,869	359,021
Portfolio receivables, current portion	41,458	64,204
Deferred income taxes receivable	25,793	52,647
Other current assets	86,966	85,706

Total current assets	744,254	739,048
PROPERTY AND EQUIPMENT:
Property and equipment	972,994	918,388
Accumulated depreciation and amortization	(641,961)	(598,236)

Total property and equipment, net	331,033	320,152

PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	67,539	68,542
GOODWILL	1,644,263	1,642,857
INTANGIBLE ASSETS, net of accumulated amortization of $264,054 and $229,231	370,564	405,030
OTHER ASSETS	137,674	139,160

TOTAL ASSETS	$3,295,327	$3,314,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$61,000	$70,028
Accrued expenses	317,860	343,922
Current maturities of long-term debt	25,367	25,283
Current maturities of portfolio notes payable	67,585	77,308
Income tax payable	—	11,097

Total current liabilities	471,812	527,638
PORTFOLIO NOTES PAYABLE, less current maturities	1,167	11,169
LONG-TERM OBLIGATIONS, less current maturities	3,811,429	3,832,367
DEFERRED INCOME TAXES	71,246	77,109
OTHER LONG-TERM LIABILITIES	67,494	69,094

Total liabilities	4,423,148	4,517,377

COMMITMENTS AND CONTINGENCIES (Note 12)

CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,948 AND 9,908 SHARES ISSUED AND OUTSTANDING	1,235,784	1,158,159

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 87,348 and 87,334 shares issued and 87,340 and 87,326 shares outstanding	87	87
Retained deficit	(2,346,253)	(2,334,398)
Accumulated other comprehensive loss	(20,893)	(30,015)
Noncontrolling interest	3,507	3,632
Treasury stock at cost (8 shares)	(53)	(53)

Total stockholders’ deficit	(2,363,605)	(2,360,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,295,327	$3,314,789

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,239	$2,823
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	52,839	50,116
Amortization	43,833	34,672
Allowance for impairment of purchased accounts receivable	—	44,076
Non cash gain on foreign indebtedness and investments	(4,194)	—
Deferred income tax expense (benefit)	9,022	(3,696)
Noncontrolling interest distributions	(2,305)	(3,943)
Provision for share based compensation	715	669
Debt issuance cost amortization	8,289	7,561
Other	103	(29)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(20,630)	(18,760)
Trust and restricted cash	(17,601)	(1,700)
Other assets	(7,187)	(1,880)
Accounts payable	(5,540)	(14,269)
Accrued expenses, other liabilities and income tax payable	(15,589)	(24,985)

Net cash flows from operating activities	100,994	70,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received of $8,631 and $7,647	108	(298,840)
Purchases of property and equipment	(63,767)	(56,448)
Collections applied to principal of portfolio receivables, net of purchases of $1,967 and $35,054	23,750	(4,945)
Other	247	382

Net cash flows from investing activities	(39,662)	(359,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	209,000
Net change in revolving bank credit facility	(9,863)	25,000
Repayments of portfolio notes payable, net of proceeds from issuance of notes payable of $0 and $28,971	(19,725)	(10,127)
Principal repayments on the senior secured term loan facility	(12,642)	(12,307)
Proceeds from stock options exercised including excess tax benefits	2,345	—
Payments of capital lease obligations	(674)	(553)
Debt issuance costs	—	(9,817)
Other	(28)	(34)

Net cash flows from financing activities	(40,587)	201,162

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,352	1,029
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,097	(87,005)
CASH AND CASH EQUIVALENTS, Beginning of period	168,340	141,947

CASH AND CASH EQUIVALENTS, End of period	$190,437	$54,942

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF CONSOLIDATION AND PRESENTATION

Business Description – West Corporation (the “Company” or “West”) provides business process outsourcing services focused on helping our clients communicate more effectively with their customers. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. We deliver our services through three segments:

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2009 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue recognition – The Communication Services segment recognizes revenue for agent-based services including order processing, customer acquisition, customer retention and customer care in the month that services are performed and are generally billed based on call duration, hours of input, number of calls or commission basis. Automated services revenue is recognized in the month that calls are received or sent by automated voice response units and is billed based on call duration or per call. Emergency communications services revenue is generated primarily from monthly fees which are recognized in the month services are performed or from product sales and installations which are generally recognized upon completion of the installation and customer acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, customers are generally progress-billed prior to the completion of the installation and the revenue associated with these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recorded as revenue ratable (on a monthly basis) over the contractual periods. Nonrefundable upfront fees and related costs are recognized ratably over the term of the contract or the expected life of the customer relationship, whichever is longer.

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

In compliance with the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”) and Accounting Standards Codification 310 Receivables, we account for our investments in receivable portfolios using either the level-yield method or the cost recovery method. For those receivable portfolios that we believe the amounts and timing of cash collections for our purchased receivables can be reasonably estimated we utilize the level-yield method of accounting for our purchased receivables. The level-yield method applies an effective interest rate or internal rate of return (“IRR”) to the cost basis of portfolio pools. SOP 03-3

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

requires that a valuation allowance be taken for decreases in expected cash flows or changes in the timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The valuation allowance reduces the portfolio receivable and the corresponding reduction is to revenue in the consolidated statements of operations. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing. Because any reductions in expectations are recognized as a reduction of revenue in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairment allowances in the future, and these allowances could be material. During 2008 and 2009, we began using the cost recovery method for healthcare receivable portfolios and certain other acquired pools. Under the cost recovery method of accounting, no income is recognized until the purchase price of a cost recovery portfolio has been fully recovered. Periodically, the Receivables Management segment will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

Common Stock – Class L shares: Each Class L share is entitled to a priority return preference equal to the sum of $90 per share base amount plus an amount sufficient to generate a 12% IRR on that base amount compounded quarterly from the date of the recapitalization in which the Class L shares were originally issued, October 24, 2006, until the priority return preference is paid in full. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares.

Class A shares: Class A shares participate in the equity appreciation after the Class L priority return is satisfied.

Voting: Each share (whether Class A or Class L) is entitled to one vote per share on all matters on which stockholders vote, subject to Delaware law regarding class voting rights.

Distributions: Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, are to be paid as follows. First, holders of Class L shares are entitled to receive an amount equal to the Class L base amount of $90 per share plus an amount sufficient to generate a 12% IRR on that base amount, compounded quarterly from October 24, 2006 to the date of payment. Second, after payment of this priority return to Class L holders, the holders of Class A shares and Class L shares participate together, as a single class, in any and all distributions by the Company.

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities and Accounting Standards Codification 480 Distinguishing Liabilities from Equity. At June 30, 2009 and December 31, 2008, the 12% priority return preference has been accreted and included in the Class L share balance.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and Cash Equivalents – We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust and Restricted Cash – Trust cash represents cash collected on behalf of our Receivables Management clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients. Restricted cash primarily represents cash held in connection with the CFSC Capital Corp. XXXIV and CVI GVF v. West Receivable Services Inc. et al. litigation and collateral for certain letters of credit. For further information regarding this litigation see Note 12 to the Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued Statement No.165 Subsequent Events (“SFAS 165”) and Accounting Standards Codification 855. SFAS 165 establishes the standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 went into effect for interim or annual periods ending after June 15, 2009. In accordance with the provisions of SFAS 165, we have evaluated subsequent events through August 7, 2009. No subsequent events requiring recognition, were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Effective January 1, 2009 we adopted Financial Accounting Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”) and Accounting Standards Codification 810 Consolidation. SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the stockholders’ section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. As SFAS 160 required retrospective adoption, the December 31, 2008 balances reflect this modification as well.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	ACQUISITIONS

Corvent

On March 2, 2009 West Corporation completed the acquisition of all the outstanding shares of Corvent, LLC (“Corvent”), a Portland, Oregon based company that provides web conferencing event management and unified communications consulting. The purchase price was approximately $3.5 million and was funded by cash on hand. A finite lived intangible asset for intellectual property of $0.2 million was assigned in the purchase price allocation as well as $3.3 million in related goodwill. The results of Corvent’s operations have been included in our consolidated financial statements in the Conferencing Services segment since March 2, 2009.

Positron

On November 21, 2008 we closed the acquisition of IPC Information Systems Holdings, Inc., the holding company for IPC Systems, Inc.’s command systems segment, including Positron Public Safety Systems, Inc. (“Positron”). The purchase price including transaction costs, net of cash received of $2.0 million and a working capital adjustment of $8.6 million received during the second quarter of 2009, was approximately $157.2 million in cash. We funded the acquisition with cash on hand. The results of Positron’s operations have been included in our consolidated financial statements in the Communication Services segment since November 21, 2008.

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

(Amounts in thousands) November 21, 2008
Cash	$1,954
Other current assets	50,094
Property and equipment	4,512
Other assets	43
Intangible assets	29,500
Goodwill	137,829

Total assets acquired	223,932

Current liabilities	11,203
Other liabilities	42,317
Non-current deferred taxes	11,210

Total liabilities assumed	64,730

Net assets acquired	$159,202

Genesys

On May 22, 2008 we closed the acquisition of Genesys SA (“Genesys”), a global conferencing service provider. At June 30, 2008 our ownership in Genesys was approximately 96.6%. In the third quarter of 2008, we acquired the remaining minority issued and outstanding shares and stock options of Genesys. Total acquisition costs, including transaction expenses, are expected to be approximately $321.7 million. We funded the acquisition with proceeds from an incremental term loan under our existing credit facility for $134.0 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

($126.2 million, net of fees), a $75.0 million multicurrency revolving credit facility ($72.6 million, net of fees) entered into by InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, a draw of $45.0 million under our existing revolving credit facility and cash on hand.

The results of Genesys’ operations have been included in our consolidated financial statements in the Conferencing Services segment since May 22, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 22, 2008. The purchase price allocation was based on the use of cost, market, and income approaches and was completed during the three months ended June 30, 2009.

The finite lived intangible assets are comprised of trade names, customer relationships and technology.

(Amounts in thousands) May 22, 2008
Cash	$7,451
Other current assets	53,347
Property and equipment	26,661
Deferred tax asset	19,133
Other assets	1,890
Intangible assets	118,171
Goodwill	172,366

Total assets acquired	399,019

Current liabilities	76,741
Other liabilities	559
Minority interest	2,213

Total liabilities assumed	79,513

Net assets acquired	$319,506

Pro forma

Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2009 and June 30, 2008 would have been, as follows, in thousands:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue	$606,907	$610,678	$1,214,025	$1,213,739
Net Income (loss)	$26,435	$4,246	$57,038	$(1,032)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the six months ended June 30, 2009, in thousands:

	Communication Services	Conferencing Services	Receivables Management	Consolidated
Balance at December 31, 2008	$717,498	$699,806	$225,553	$1,642,857
Acquisitions	—	3,294	—	3,294
Purchase accounting adjustments	(5,592)	2,937	—	(2,655)
Foreign currency translation adjustment	—	767	—	767

Balance at June 30, 2009	$711,906	$706,804	$225,553	$1,644,263

During the three months ended June 30, 2009 we completed the purchase price allocation for the Genesys acquisition. The results required no change to the finite lived intangible assets. Goodwill was increased $2.9 million for additional liabilities recognized and transaction costs incurred.

During the three months ended June 30, 2009, in accordance with the purchase agreement, we received an $8.6 million working capital adjustment for the Positron acquisition which we recorded as a purchase accounting reduction to goodwill. During the six months ended June 30, 2009, $3.0 million of additional goodwill was recorded as a purchase accounting adjustment for changes to the beginning balance sheet and transaction costs.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of June 30, 2009			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$467,048	$(219,996)	$247,052	9.0
Technology & Patents	85,066	(30,552)	54,514	10.7
Trade names	64,285	—	64,285	Indefinite
Trade names (finite lived)	8,364	(5,185)	3,179	5.5
Other intangible assets	9,855	(8,321)	1,534	5.8

Total	$634,618	$(264,054)	$370,564

	As of December 31, 2008			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$466,884	$(190,177)	$276,707	9.0
Technology & Patents	84,808	(26,695)	58,113	10.7
Trade names	64,285	—	64,285	Indefinite
Trade names (finite lived)	8,360	(4,369)	3,991	5.5
Other intangible assets	9,924	(7,990)	1,934	5.7

Total	$634,261	$(229,231)	$405,030

Amortization expense for finite lived intangible assets was $16.8 million and $16.3 million for the three months ended June 30, 2009 and 2008, respectively, and $34.4 million and $32.8 million for the six months ended June 30, 2009 and 2008, respectively. Estimated amortization expense for the intangible assets acquired in acquisitions for 2009 and the next five years is as follows:

2009	$67.9 million
2010	$57.3 million
2011	$45.9 million
2012	$38.0 million
2013	$32.8 million
2014	$24.0 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the six months ended June 30, 2009 and 2008 and twelve months ended December 31, 2008, respectively, in thousands, were as follows:

	Six months ended June 30, 2009	Six months ended June 30, 2008	Twelve months ended December 31, 2008
Beginning of period	$132,746	$210,142	$210,142
Purchases, net of putbacks	1,967	35,054	45,403
Recoveries, including portfolio sales of $5,714, $10,900 and $17,881	(54,758)	(97,761)	(171,612)
Revenue recognized	29,042	67,652	125,218
Portfolio allowances	—	(44,076)	(76,405)

Balance at end of period	108,997	171,011	132,746
Less: current portion	(41,458)	(51,620)	(64,204)

Portfolio receivables, net of current portion	$67,539	$119,391	$68,542

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $81.6 million, $7.9 million and $63.3 million at June 30, 2009 and 2008 and December 31, 2008, respectively. During the six months ended June 30, 2009, six pools were moved to cost of recovery as these portfolios have different risk characteristics than those included in other portfolios or the necessary information is not available to estimate future cash flows. Under the cost recovery method of accounting, no income is recognized until the purchase price of a cost recovery portfolio has been fully recovered.

During the six months ended June 30, 2008 and the twelve months ended December 31, 2008, we recorded reductions in revenue of $44.1 million and $76.4 million, respectively, in our Receivables Management segment as an allowance for impairment of purchased accounts receivable. These impairments were due to reduced liquidation rates and reduced future collection estimates on existing portfolios. The valuation allowance was calculated in accordance with SOP 03-3 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	Six months ended June 30, 2009	Six months ended June 30, 2008	Twelve months ended December 31, 2008
Beginning of period balance	$78,940	$2,535	$2,535
Additions	—	44,076	76,405
Recoveries	—	—	—

Balance at end of period	$78,940	$46,611	$78,940

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	June 30, 2009	December 31, 2008
Accrued wages	$73,750	$79,390
Deferred revenue and customer deposits	50,471	68,248
Interest payable	39,433	36,084
Accrued other taxes (non-income related)	38,019	37,762
Interest rate hedge position	21,416	24,930
Accrued employee benefit costs	19,178	15,845
Accrued phone	17,834	15,213
Accrued acquisition obligations	7,018	5,331
Accrued settlements	3,942	20,479
Other current liabilities	46,799	40,640

	$317,860	$343,922

6.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	June 30, 2009	December 31, 2008

Senior Secured Term Loan Facility, due 2013	$2,472,790	$2,485,432
Senior Secured Revolving Credit, due 2012	224,043	224,043
Multi Currency Revolving Credit Facility, due 2011	39,754	48,175
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000
8.5% Mortgage Note, due 2011	209	—

	3,836,796	3,857,650

Less: current maturities	25,367	25,283

Long-term obligations	$3,811,429	$3,832,367

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	HEDGING ACTIVITIES

Periodically, we have entered into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion to fixed rate debt on our outstanding senior secured term loan facility. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method.

Effective January 1, 2009, we adopted Financial Accounting Standards Board SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” and Accounting Standards Codification 815 Derivatives and Hedging (“ASC 815”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

In September and October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we have concluded that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, and their respective maturity dates will be recorded as interest expense. At June 30, 2008, the other comprehensive loss associated with one of these hedges was $3.3 million and will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During the three and six months ended June 30, 2009, $0.6 million and $1.2 million of other comprehensive loss and $0.4 million and $0.8 million of the related deferred income tax liability was reclassified and recorded as interest expense, respectively. The change in fair value of these hedges during the three and six months ended June 30, 2009 resulted in recording a $3.5 million and $5.7 million reduction in the associated liability, respectively.

In August 2008 we entered into a one-year interest rate basis swap overlay to reduce interest expense by taking advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis swap overlays on certain swaps entered into in October 2006 and August 2007. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments ranging from LIBOR plus 10.5 basis points to 12.75 basis points. The termination dates and notional amounts match the interest rate swaps noted above. The initial measurement assessment of hedge effectiveness was performed using regression analysis. The change in fair value of these interest rate basis swap overlays during the three and six months ended June 30, 2009 was approximately $1.1 million and $2.7 million, respectively, which we recorded as a reduction of interest expense as this represents the amount that these basis swaps were determined to be ineffective.

During the first quarter of 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on these forward starting interest rate swaps ranges from 2.56% to 2.60%. The fair value of these forward starting interest rate swaps at June 30, 2009 resulted in recording a $14,000 asset.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents, in thousands, the fair value of the company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate and basis swaps	Accrued expenses	$13,769	Accrued expenses	$14,207
Interest rate swaps	Other long-term liabilities	9,236	Other long-term liabilities	24,470

		23,005		38,677

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	7,647	Accrued expenses	10,723
Interest rate swaps	Other long-term liabilities	4,861	Other long-term liabilities	7,009

Total derivatives		$35,513		$56,409

In accordance with SFAS No. 133, these cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At June 30, 2009, the notional amount of debt under interest rate swap agreements outstanding was $1,320.0 million.

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and six months ended June 30, 2009 and June 30, 2008, respectively.

Derivatives designated as hedging instruments	Amount of gain (loss) recognized in OCI For the three months ended June 30,		Location of gain (loss) reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into net income for the three months ended June 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended June 30,
	2009	2008		2009	2008	2009	2008

Interest rate swaps	$7,331	$8,354	Interest expense	$617	$—	$667	$—

Total	$7,331	$8,354	Total	$617	$—	$667	$—

	For the six months ended June 30,			For the six months ended June 30,		For the six months ended June 30,
	2009	2008		2009	2008	2009	2008

Interest rate swaps	$7,744	$(720)	Interest expense	$1,234	$—	$1,657	$—

Total	$7,744	$(720)	Total	$1,234	$—	$1,657	$—

During the three and six months ended June 30, 2009 the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated as hedging instruments was $3.5 million and $5.7 million, respectively. There was no impact of derivative instruments on the consolidated statement of operations for the comparable periods last year.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	FAIR VALUE DISCLOSURES

Effective January 1, 2008, we adopted Financial Accounting Standards Board SFAS No. 157, Fair Value Measurements (“SFAS 157”) and Accounting Standards Codification 820 Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157:

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008, in thousands, are summarized below:

		Fair Value Measurements at June 30, 2009 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$15,336	$15,336	$—	$—	$15,336

Total assets at fair value	$15,336	$15,336	$—	$—	$15,336

Liabilities
Interest rate swaps	$35,513	$—	$35,513	$—	$35,513

Total liabilities at fair value	$35,513	$—	$35,513	$—	$35,513

		Fair Value Measurements at December 31, 2008 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$10,765	$10,765	$—	$—	$10,765

Total assets at fair value	$10,765	$10,765	$—	$—	$10,765

Liabilities
Interest rate swaps	$56,409	$—	$56,409	$—	$56,409

Total liabilities at fair value	$56,409	$—	$56,409	$—	$56,409

The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at June 30, 2009 was approximately $3,183.7 million compared to the carrying amount of $3,572.8 million.

9.	STOCK-BASED COMPENSATION

The 2006 Executive Incentive Plan (“EIP”) was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company. The administrator subject to approval by the board will select participants from among those key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the administrator, are in a position to make a significant contribution to the success of the Company and its affiliates. A maximum of 359,986 Equity Strips (each comprised of eight (8) shares of Class A Common and one (1) share of Class L Common), in each case pursuant to rollover options, are authorized to be delivered in satisfaction of rollover option awards under the EIP. In addition, an aggregate maximum of 11,276,291 shares of Class A Common may be delivered in satisfaction of other awards under the EIP. In general, stock options granted under the EIP become exercisable over a period of five years, with 20% of the stock option becoming vested and

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

exercisable at the end of each year. Once an option has vested, it generally remains exercisable until the tenth anniversary of the date of grant. In the case of a normal termination, the awards will remain exercisable until the earlier of (i) the three month anniversary of the termination or (ii) the latest date on which such award could have been exercised by its terms.

Stock Options

The following table presents the stock option activity under the EIP for the six months ended June 30, 2009 and 2008, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2008	618,847	2,424,500	$1.64
Granted	(395,000)	395,000	6.36
Canceled	131,500	(131,500)	1.64
Exercised	—	(12,000)	1.64

Balance at June 30, 2008	355,347	2,676,000	$2.34

Balance at January 1, 2009	504,847	2,523,500	$2.26
Granted	(292,500)	292,500	3.61
Canceled	148,000	(148,000)	2.28
Exercised	—	—	—

Balance at June 30, 2009	360,347	2,668,000	$2.40

At June 30, 2009, we expect that 75% of options granted will vest over the vesting period.

At June 30, 2009, the intrinsic value of vested options was approximately $1.5 million.

The following table summarizes the information on the options granted under the EIP at June 30, 2009:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	2,065,500	7.45	$1.64	814,500	$1.64
3.61	292,500	9.50	3.61	—	—
6.36	310,000	8.58	6.36	62,000	6.36

$1.64 - $6.36	2,668,000	7.81	$2.40	876,500	$1.97

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We account for the stock option grants under the EIP in accordance with Financial Accounting Standard No. 123R Share-Based Payment (“SFAS 123R”) and Accounting Standards Codification 718 Compensation-Stock Compensation (“ACS 718”). The fair value of option awards granted under the EIP during 2009 and 2008 were $0.97 and $1.72 per option, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average three and four year historical stock price volatility for sixteen and nine guideline companies in 2009 and 2008, respectively, that were used in applying the market approach to value the Company in its annual appraisal. The expected life for the options granted was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years. The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

	2009	2008
Risk-free interest rate	1.77%	3.07%
Dividend yield	0.0%	0.0%
Expected volatility	36.7%	28.0%
Expected life (years)	3.0	4.0

At June 30, 2009 and 2008 there was approximately $1.6 million and $2.2 million unrecorded and unrecognized compensation cost related to unvested share-based compensation under the EIP, respectively.

Executive Management Rollover Options

During the six months ended June 30, 2009, 40,225 Management Rollover options were exercised consisting of 40,225 Class L Common Stock and 321,800 Class A Common Stock at an average exercise price of $33.95 per equity strip. At June 30, 2009, 2,859,741 options were fully vested and outstanding. The aggregate intrinsic value of these options was approximately $25.1 million. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization on October 24, 2006 which triggered the rollover event.

Restricted Stock

On May 4, 2009, as authorized by the Board of Directors, the Company entered into an Amended and Restated Restricted Stock Award and Special Bonus Agreement with Thomas B. Barker, Chairman of the Board and Chief Executive Officer of the Company, related to the award of 1,650,000 shares of Class A Common Stock originally made as of December 1, 2006 (the “Amended Agreement”). As with the original agreement, the vesting of all outstanding restricted stock grants are divided into three tranches, with the first tranche of 33.33% of such grant vesting ratably over a five-year period of time commencing with the date of original grant, provided that vesting shall be accelerated in the event of an initial public offering or change of control of the Company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

At June 30, 2009 and 2008 there was approximately $2.0 million and $2.9 million unrecorded and unrecognized compensation cost related to Tranche 1 unvested share based compensation under the EIP, respectively. During the six months ended June 30, 2009, a total of 333,350 Tranche 2 and 3 restricted stock shares were cancelled leaving 485,933 restricted stock available for future grant under the plan and 7,706,660 shares of restricted stock outstanding.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	$155	$155	$291	$265
Restricted stock	225	202	424	404

	$380	$357	$715	$669

10.	COMPREHENSIVE INCOME (LOSS)

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

	Three months ended June 30,		Six months ended June 30,
Amounts in thousands	2009	2008	2009	2008
Net Income	$27,126	$6,742	$59,239	$2,823
Currency translation adjustment	13,299	5,026	144	4,955
Reclassification of a cash flow hedge to earnings	617	—	1,234	—
Unrealized gain (loss) on cash flow hedge	7,331	8,354	7,744	(720)

Total comprehensive income	$48,373	$20,122	$68,361	$7,058

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	BUSINESS SEGMENTS

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Revenue:
Communication Services	$288,475	$272,442	$577,621	$552,775
Conferencing Services	271,295	230,069	533,370	425,713
Receivables Management	48,535	50,337	105,902	101,453
Intersegment eliminations	(1,398)	(1,415)	(3,027)	(2,753)

Total	$606,907	$551,433	$1,213,866	$1,077,188

Depreciation and Amortization (Included in Operating Income)
Communication Services	$22,341	$18,399	$44,777	$37,237
Conferencing Services	21,697	18,674	42,274	35,151
Receivables Management	5,035	5,510	9,621	12,400

Total	$49,073	$42,583	$96,672	$84,788

Operating Income (Loss):
Communication Services	$33,186	$32,823	$62,223	$63,375
Conferencing Services	75,763	58,326	151,409	109,558
Receivables Management	(1,203)	(9,949)	2,569	(22,666)

Total	$107,746	$81,200	$216,201	$150,267

Capital Expenditures:
Communication Services	$9,953	$11,812	$21,498	$26,257
Conferencing Services	14,402	10,872	32,028	24,902
Receivables Management	1,140	1,773	2,482	2,148
Corporate	4,340	1,540	10,428	3,141

Total	$29,835	$25,997	$66,436	$56,448

	As of June 30, 2009	As of December 31, 2008
	(amounts in thousands)
Assets:
Communication Services	$1,285,197	$1,317,889
Conferencing Services	1,196,524	1,177,252
Receivables Management	461,683	490,175
Corporate	351,923	329,473

Total	$3,295,327	$3,314,789

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2009 and 2008, our largest 100 clients represented 55% and 57% of our total revenue, respectively. For the six months ended June 30, 2009 and 2008, our largest 100 clients represented 55% and 58% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended June 30, 2009 and 2008 was approximately 12% and 14%, respectively. During the six months ended June 30, 2009 and 2008 the aggregate revenue as a percentage of our total revenue from AT&T was 12% and 14%, respectively. No other client represented more than 10% of our aggregate revenue for the three and six months ended June 30, 2009 and 2008.

For the three and six months ended June 30, 2009 and 2008, there is no individual foreign country with revenue greater than 10%. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Revenue:
North America	$523,285	$489,643	$1,052,922	$977,021
Europe, Middle East & Africa (EMEA)	58,705	44,742	115,702	72,717
Asia Pacific	24,917	17,048	45,242	27,450

Total	$606,907	$551,433	$1,213,866	$1,077,188

	As of June 30, 2009	As of December 31, 2008
	(amounts in thousands)
Long-Lived Assets:
North America	$2,299,871	$2,300,396
Europe, Middle East & Africa (EMEA)	241,335	266,769
Asia Pacific	9,867	8,576

Total	$2,551,073	$2,575,741

Canada represented less than 1% of North American revenue during the three and six months ended June 30, 2009, respectively, compared to 1.5% and 1.4% for the three and six months ended June 30, 2008, respectively. Long lived assets in Canada represented less than 1% of North American long lived assets at June 30, 2009 and December 31, 2008.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

CFSC Capital Corp. XXXIV and CVI GVF v. West Receivable Services Inc. et al. On December 31, 2008, CFSC Capital Corp. XXXIV (the “WAP I Lender”) and CVI GVF (the “WAP II Lender”; and, together with the “WAP I Lender,” the “Lenders”), affiliates of Cargill, Inc. and CarVal Investors, served a complaint, later filed on July 31, 2009 with the Hennepin County District Court, Hennepin County Minnesota, against West Receivable Services, Inc. (the “West Member”), West Asset Management, Inc. (the “Servicer”), Worldwide Asset Purchasing, LLC (“WAP I”) and Worldwide Asset Purchasing II, LLC (“WAP II”) in the State District Court in Hennepin County Minnesota.

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

On February 2, 2009, the West Member, the Servicer, WAP I and WAP II served their respective answers and counterclaims, later filed on August 3, 2009 with the Hennepin County District Court, against the Lenders. In the counterclaims, the applicable defendants assert a breach of representations and covenants by the Lenders, including:

(i)	the false representation that Lenders and their affiliates were “value-added lenders” with significant expertise in the selection and analysis of debt portfolio purchases; and

(ii)	breach of their respective obligations to fund certain operations of the defendants and to pay certain distributions and fees owed to defendants.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

West Member owns a majority interest in each of WAP I and WAP II, while the WAP I Lender owns a minority interest in WAP I and the WAP II Lender owns a minority interest in WAP II. West Member is the manager of both WAP I and WAP II.

The parties have commenced discovery and have delivered initial responses to discovery and interrogatory requests. Since commencement of the claim, the WAP I Lender has caused collection proceeds held in the WAP I collateral account to be retained in the account rather than distributed to the WAP I Lender and the West Member consistent with past practice. At June 30, 2009, the WAP I collateral account includes approximately $11.6 million, including $8.3 million which West Member believes is due to it in connection with its WAP I investment. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

13.	RELATED PARTIES

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008 which expired December 31, 2008. The debt is non-recourse and collateralized by all of the assets of West Receivables Purchasing, LLC (“West Receivables”), the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million. These notes mature in 24 months from the date of origination. At June 30, 2009, we had $1.4 million of non-recourse portfolio notes payable outstanding under this facility. In connection with the renewal of the facility, West and TOGM entered into an amended and restated operating agreement pursuant to which the members share in the profits of the portfolio after collection expenses and the repayment of principal and interest in proportion to their respective membership interests (except as described below). West provides all necessary services to West Receivables, including collection of the receivables pursuant to a servicing agreement. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$121,973	$133,688

Cash paid during the period for income taxes, net of cash refunds received of $2,337 and $1,369	$21,767	$7,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM INVESTING ACTIVITIES:
Working capital adjustment for the Positron acquisition	$8,611	$—
Acquisition costs	$(8,503)	$(298,840)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$4,008	$—

Acquisition of property through accounts payable commitments	$(1,339)	$—

15.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended June 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$483,366	$130,969	$(7,428)	$606,907
COST OF SERVICES	—	217,556	59,140	(7,428)	269,268
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	646	195,271	33,976	—	229,893

OPERATING INCOME	(646)	70,539	37,853	—	107,746

OTHER INCOME (EXPENSE):
Interest Income	86	(1,680)	1,736	(142)	—
Interest Expense	(33,682)	(27,556)	(2,520)	142	(63,616)
Subsidiary Income	50,031	20,604	—	(70,635)	—
Other	2,317	(1,839)	(1,280)	—	(802)

Other income (expense)	18,752	(10,471)	(2,064)	(70,635)	(64,418)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	18,106	60,068	35,789	(70,635)	43,328

INCOME TAX EXPENSE (BENEFIT)	(8,329)	10,311	14,220	—	16,202

NET INCOME	26,435	49,757	21,569	(70,635)	27,126

LESS NET INCOME-NONCONTROLLING INTEREST	—	(17)	708	—	691

NET INCOME-WEST CORPORATION	$26,435	$49,774	$20,861	$(70,635)	$26,435

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Six Months Ended June 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$978,791	$250,967	$(15,892)	$1,213,866
COST OF SERVICES	—	442,001	112,209	(15,892)	538,318
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	172	388,966	70,209	—	459,347

OPERATING INCOME	(172)	147,824	68,549	—	216,201

OTHER INCOME (EXPENSE):
Interest Income	381	(2,837)	3,068	(417)	195
Interest Expense	(67,618)	(55,074)	(5,404)	417	(127,679)
Subsidiary Income	108,940	44,688	—	(153,628)	—
Other	1,526	5,047	(1,080)	—	5,493

Other income (expense)	43,229	(8,176)	(3,416)	(153,628)	(121,991)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	43,057	139,648	65,133	(153,628)	94,210

INCOME TAX EXPENSE (BENEFIT)	(14,002)	31,221	17,752	—	34,971

NET INCOME	57,059	108,427	47,381	(153,628)	59,239

LESS NET INCOME (LOSS)-NONCONTRLLING INTEREST	—	(3)	2,183	—	2,180

NET INCOME-WEST CORPORATION	$57,059	$108,430	$45,198	$(153,628)	$57,059

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended June 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$471,364	$93,481	$(13,412)	$551,433
COST OF SERVICES	—	218,808	45,747	(13,412)	251,143
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(692)	184,478	35,304	—	219,090

OPERATING INCOME	692	68,078	12,430	—	81,200

OTHER INCOME (EXPENSE):
Interest Income	373	(280)	458	—	551
Interest Expense	(33,760)	(32,083)	(4,361)	—	(70,204)
Subsidiary Income (Loss)	28,724	(251)	—	(28,473)	—
Other	(86)	2,775	(2,757)	—	(68)

Other income (expense)	(4,749)	(29,839)	(6,660)	(28,473)	(69,721)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(4,057)	38,239	5,770	(28,473)	11,479

INCOME TAX EXPENSE (BENEFIT)	(11,786)	9,775	6,748	—	4,737

NET INCOME (LOSS)	7,729	28,464	(978)	(28,473)	6,742

LESS NET INCOME-NONCONTROLLING INTEREST	—	—	(987)	—	(987)

NET INCOME-WEST CORPORATION	$7,729	$28,464	$9	$(28,473)	$7,729

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Six Months Ended June 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$952,208	$153,476	$(28,496)	$1,077,188
COST OF SERVICES	—	445,944	84,255	(28,496)	501,703
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(264)	374,549	50,933	—	425,218

OPERATING INCOME	264	131,715	18,288	—	150,267

OTHER INCOME (EXPENSE):
Interest Income	1,088	(295)	998	—	1,791
Interest Expense	(69,894)	(66,206)	(8,263)	—	(144,363)
Subsidiary Income	49,808	(6,041)	—	(43,767)	—
Other	(948)	5,779	(5,705)	—	(874)

Other income (expense)	(19,946)	(66,763)	(12,970)	(43,767)	(143,446)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(19,682)	64,952	5,318	(43,767)	6,821

INCOME TAX EXPENSE (BENEFIT)	(26,207)	15,659	14,546	—	3,998

NET INCOME	6,525	49,293	(9,228)	(43,767)	2,823

LESS NET INCOME-NONCONTROLLING INTEREST	—	—	(3,702)	—	(3,702)

NET INCOME-WEST CORPORATION	$6,525	$49,293	$(5,526)	$(43,767)	$6,525

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		June 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,576	$(17,955)	$62,816	$—	$190,437
Trust and restricted cash	—	26,731	—	—	26,731
Accounts receivable, net	—	304,256	68,613	—	372,869
Intercompany receivables	—	145,203	—	(145,203)	—
Portfolio receivables, current portion	—	4,319	37,139	—	41,458
Deferred income tax receivable	14,204	11,225	364	—	25,793
Other current assets	6,216	66,948	13,802	—	86,966

Total current assets	165,996	540,727	182,734	(145,203)	744,254
Property and equipment, net	74,362	226,331	30,340	—	331,033
PORTFOLIO RECEIVABLES, net of current portion	—	7,036	60,503	—	67,539
INVESTMENT IN SUBSIDIARIES	621,134	328,793	—	(949,927)	—
GOODWILL	—	1,486,472	157,791	—	1,644,263
INTANGIBLES, net	—	291,966	78,598	—	370,564
OTHER ASSETS	98,978	35,854	2,842	—	137,674

TOTAL ASSETS	$960,470	$2,917,179	$512,808	$(1,095,130)	$3,295,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,057	$43,856	$13,087	$—	$61,000
Intercompany payables	138,271	—	6,932	(145,203)	—
Accrued expenses	84,112	203,772	29,976	—	317,860
Current maturities of long-term debt	5,134	20,233	—	—	25,367
Current maturities of portfolio notes payable	—	1,379	66,206	—	67,585
Income tax payable	(13,836)	12,111	1,725	—	—

Total current liabilities	217,738	281,351	117,926	(145,203)	471,812
PORTFOLIO NOTES PAYABLE, less current maturities	—	24	1,143	—	1,167
LONG-TERM OBLIGATIONS, less current maturities	1,821,560	1,950,115	39,754	—	3,811,429
DEFERRED INCOME TAXES	(1,102)	51,371	20,977	—	71,246
OTHER LONG-TERM LIABILITIES	50,095	16,030	1,369	—	67,494

CLASS L COMMON STOCK	1,235,784	—	—	—	1,235,784
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,363,605)	618,288	331,639	(949,927)	(2,363,605)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$960,470	$2,917,179	$512,808	$(1,095,130)	$3,295,327

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,674	$7,145	$35,521	$—	$168,340
Trust cash	—	9,130	—	—	9,130
Accounts receivable, net	—	292,252	66,769	—	359,021
Intercompany receivables	—	194,332	—	(194,332)	—
Portfolio receivables, current portion	—	6,068	58,136	—	64,204
Deferred income taxes receivable	29,341	18,989	4,317	—	52,647
Other current assets	4,626	64,430	16,650	—	85,706

Total current assets	159,641	592,346	181,393	(194,332)	739,048
Property and equipment, net	67,419	216,791	35,942	—	320,152
PORTFOLIO RECEIVABLES, net of current portion	—	6,477	62,065	—	68,542
INVESTMENT IN SUBSIDIARIES	511,876	205,059	—	(716,935)	—
GOODWILL	—	1,488,768	154,089	—	1,642,857
INTANGIBLES, net	—	317,825	87,205	—	405,030
OTHER ASSETS	102,083	33,673	3,404	—	139,160

TOTAL ASSETS	$841,019	$2,860,939	$524,098	$(911,267)	$3,314,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,125	$53,285	$10,618	$—	$70,028
Intercompany payables	102,257	—	92,075	(194,332)	—
Accrued expenses	81,741	208,540	53,641	—	343,922
Current maturities of long-term debt	5,134	20,149	—	—	25,283
Current maturities of portfolio notes payable	—	2,462	74,846	—	77,308
Income taxes payable	(46,325)	49,753	7,669	—	11,097

Total current liabilities	148,932	334,189	238,849	(194,332)	527,638
PORTFOLIO NOTES PAYABLE, less current maturities	—	356	10,813	—	11,169
LONG-TERM OBLIGATIONS, less current maturities	1,824,127	1,960,065	48,175	—	3,832,367
DEFERRED INCOME TAXES	14,894	47,606	14,609	—	77,109
OTHER LONG-TERM LIABILITIES	59,286	9,179	629	—	69,094
CLASS L COMMON STOCK	1,158,159	—	—	—	1,158,159

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,364,379)	509,544	211,023	(716,935)	(2,360,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$841,019	$2,860,939	$524,098	$(911,267)	$3,314,789

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$76,445	$24,549	$100,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	4,529	(4,421)	108
Purchase of property and equipment	(10,428)	(43,850)	(9,489)	(63,767)
Collections applied to principal of portfolio receivables	—	1,191	22,559	23,750
Other	—	29	218	247

Net cash flows from investing activities	(10,428)	(38,101)	8,867	(39,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving bank credit facility	—	—	(9,863)	(9,863)
Principal payments on the senior secured term loan facility	(2,566)	(10,076)	—	(12,642)
Proceeds from stock options exercised including excess tax benefits	2,345	—	—	2,345
Payments of portfolio notes payable	—	(886)	(18,839)	(19,725)
Payments of capital lease obligations	(418)	(231)	(25)	(674)
Other	—	(28)	—	(28)

Net cash flows from financing activities	(639)	(11,221)	(28,727)	(40,587)

Intercompany	30,969	(52,223)	21,254	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1,352	1,352

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,902	(25,100)	27,295	22,097
CASH AND CASH EQUIVALENTS, Beginning of period	125,674	7,145	35,521	168,340

CASH AND CASH EQUIVALENTS, End of period	$145,576	$(17,955)	$62,816	$190,437

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$25,903	$44,752	$70,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(18,973)	(279,867)	(298,840)
Purchase of portfolio receivables	—	(4,382)	(30,672)	(35,054)
Purchase of property and equipment	(3,141)	(49,674)	(3,633)	(56,448)
Collections applied to principal of portfolio receivables	—	297	29,812	30,109
Other	—	382	—	382

Net cash flows from investing activities	(3,141)	(72,350)	(284,360)	(359,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	84,000	50,000	75,000	209,000
Net change in revolving bank credit facility	25,000	—	—	25,000
Principal payments on the senior secured term loan facility	(2,147)	(10,160)	—	(12,307)
Debt issuance costs	(7,996)	—	(1,821)	(9,817)
Proceeds from issuance of portfolio notes payable	—	772	28,199	28,971
Payments of portfolio notes payable	—	—	(39,098)	(39,098)
Payments of capital lease obligations	—	(553)	—	(553)
Other	(34)	—	—	(34)

Net cash flows from financing activities	98,823	40,059	62,280	201,162

Intercompany	(174,973)	4,834	170,139	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1,029	1,029

NET CHANGE IN CASH AND CASH EQUIVALENTS	(79,291)	(1,554)	(6,160)	(87,005)
CASH AND CASH EQUIVALENTS, Beginning of period	87,610	(3,012)	57,349	141,947

CASH AND CASH EQUIVALENTS, End of period	$8,319	$(4,566)	$51,189	$54,942

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the cost and reliability of voice and data services;

•	the cost of labor and turnover rates;

•	the impact of changes in interest rates;

•	revenue from and purchases of portfolio receivables and;

•	the impact of foreign currency fluctuations.

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

Overview for the Three and Six Months Ended June 30, 2009

The following overview highlights the areas we believe are important in understanding our results of operations for the three and six months ended June 30, 2009. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•

Consolidated revenues increased 10.1% and 12.7% for the three months and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008. This increase was derived primarily from acquisitions and the $19.8 million and $44.1 million impairment charges taken during the three and six months ended June 30, 2008, respectively. No impairment charge was required during the comparable periods in 2009.

•

Operating income increased 32.7% and 43.9% for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008. This increase was derived from acquisitions, organic growth and the absence of impairment charges taken during the three and six months ended June 30, 2008.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Revenue: For the second quarter of 2009, revenue increased $55.5 million, or 10.1%, to $606.9 million from $551.4 million for the second quarter of 2008. For the six months ended June 30, 2009, revenue increased $136.7 million, or 12.7%, to $1,213.9 million from $1,077.2 million for the six months ended June 30, 2008. The increase in revenue for the three and six months ended June 30, 2009 reflected $56.1 million and $135.4 million, respectively, from the acquisitions of HBF, Genesys and Positron. These acquisitions closed on April 1, 2008, May 22, 2008 and November 21, 2008, respectively. During the three and six months ended June 30, 2008, the Receivable Management segment recorded impairment charges of $19.8 million and $44.1 million, respectively, to establish a valuation allowance against the carrying value of portfolio receivables. No impairment charge was required during the comparable periods in 2009.

For the three and six months ended June 30, 2009, our top one hundred clients represented 55% of total revenue in both periods. This compares to 57% and 58% for each of the comparable periods in 2008. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended June 30, 2009 and 2008 was approximately 12% and 14%, respectively. The aggregate revenue as a percentage of our total revenue from AT&T during the six months ended June 30, 2009 and 2008 was approximately 12% and 14%, respectively.

Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2009	2008	Increase	% Increase	2009	2008	Increase	% Increase
Revenue in thousands:
Communication Services	$288,475	$272,442	$16,033	5.9%	$577,621	$552,775	$24,846	4.5%
Conferencing Services	271,295	230,069	41,226	17.9%	533,370	425,713	107,657	25.3%
Receivables Management	48,535	50,337	(1,802)	-3.6%	105,902	101,453	4,449	4.4%
Intersegment eliminations	(1,398)	(1,415)	17	1.2%	(3,027)	(2,753)	(274)	-10.0%

Total	$606,907	$551,433	$55,474	10.1%	$1,213,866	$1,077,188	$136,678	12.7%

Communication Services revenue for the three months ended June 30, 2009 increased $16.0 million, or 5.9%, to $288.5 million from $272.4 million for the comparable period last year. The increase in revenue for the three months ended June 30, 2009 is primarily due to the acquisition of Positron, which accounted for $22.2 million of this increase. For the six months ended June 30, 2009, Communication Services revenue increased $24.8 million, or 4.5%, to $577.6 million from $552.8 million for the six months ended June 30, 2008. The increase in revenue for the six months ended June 30, 2009 is primarily due to the acquisitions of Positron and HBF, which collectively accounted for $40.2 million of this increase.

Conferencing Services revenue for the three months ended June 30, 2009 increased $41.2 million, or 17.9%, to $271.3 million from $230.1 million for the comparable period last year. The increase in revenue for the three months ended June 30, 2009 was due to organic growth and the acquisition of Genesys. For the six months ended June 30, 2009, Conferencing Services revenue increased $107.7 million, or 25.3%, to $533.4 million from $425.7 million for the six months ended June 30, 2008. The increase in revenue from the acquisition of Genesys for the three and six months ended June 30, 2009 was $33.9 million and $95.1 million, respectively.

Receivables Management revenue for the three months ended June 30, 2009 decreased $1.8 million, or 3.6%, to $48.5 million from $50.3 million for the comparable period last year. For the six months ended June 30, 2009, receivables management revenue increased $4.4 million, or 4.4%, to $105.9 million from $101.5 million for the six months ended June 30, 2008. During the three and six months ended June 30, 2008 impairment charges of $19.8 million and $44.1 million were incurred, respectively. While no impairment charge was required during the three and six months ended June 30, 2009, the portfolio impairments taken in 2008 decreased carrying values for these portfolios, which are applied to the collection yield curves resulting in lower revenue recognition in subsequent periods. Revenue was also negatively affected by moving six portfolio receivable pools to the cost recovery method of accounting during the second quarter of 2009.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $18.1 million, or 7.2%, in the three months ended June 30, 2009, including $27.2 million from acquired entities, to $269.3 million, from $251.1 million for the comparable period of 2008. As a percentage of revenue, cost of services improved to 44.4% for the three months ended June 30, 2009, compared to 45.5% for the comparable period in 2008. Cost of services increased $36.6 million, or 7.3%, in the six months ended June 30, 2009, including $57.6 million from acquired entities, to $538.3 million from $501.7 million for the comparable period in 2008. As a percentage of revenue, cost of services improved to 44.3% for the six months ended June 30, 2009, compared to 46.6% for the comparable period in 2008.

Cost of Services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change	% Change	2009	% of Revenue	2008	% of Revenue	Change	% Change
In thousands:
Communication Services	$139,407	48.3%	$133,056	48.6%	$6,351	4.8%	$281,898	48.8%	$274,456	49.7%	$7,442	2.7%
Conferencing Services	103,922	38.3%	83,954	36.5%	19,968	23.8%	200,295	37.6%	157,664	37.0%	42,631	27.0%
Receivables Management	26,814	55.2%	34,570	68.7%	(7,756)	-22.4%	57,970	54.7%	70,687	69.7%	(12,717)	-18.0%
Intersegment eliminations	(875)	NM	(437)	NM	(438)	NM	(1,845)	NM	(1,104)	NM	(741)	NM

Total	$269,268	44.4%	$251,143	45.5%	$18,125	7.2%	$538,318	44.3%	$501,703	46.6%	$36,615	7.3%

NM-Not Meaningful

Communication Services costs of services increased $6.4 million, or 4.8%, in the three months ended June 30, 2009 to $139.4 million from $133.1 million for the comparable period last year. The increase in cost of services for the three months ended June 30, 2009, included $18.4 million from the acquisition of Positron. As a percentage of revenue, Communication Services cost of services improved to 48.3% for the three months ended June 30, 2009, compared to 48.6% for the comparable period in 2008. Communication Services costs of services increased $7.4 million, or 2.7%, in the six months ended June 30, 2009 to $281.9 million from $274.5 million for the six months ended June 30, 2008. The increase in cost of services for the six months ended June 30, 2009 included $32.6 million from the acquisitions of HBF and Positron. As a percentage of revenue, Communication Services cost of services improved to 48.8% for the six months ended June 30, 2009, compared to 49.7% for the comparable period in 2008. This reduction in the percentage of cost of services to revenue for the three and six months ended June 30, 2009 was largely due to improved labor efficiencies and utilization.

Conferencing Services cost of services for the three months ended June 30, 2009 increased $20.0 million, or 23.8%, to $103.9 million from $84.0 million for the comparable period last year. The increase in cost of services for the three months ended June 30, 2009, included $8.8 million from the acquisition of Genesys. As a percentage of revenue, Conferencing Services cost of services increased to 38.3% for the three months ended June 30, 2009, from 36.5% for the comparable period in 2008. Conferencing Services cost of services for the six months ended June 30, 2009 increased $42.6 million, or 27.0%, to $200.3 million from $157.7 million for the six months ended June 30, 2008. The increase in cost of services for the six months ended June 30, 2009 included $25.0 million from the acquisition of Genesys. As a percentage of revenue, Conferencing Services cost of services increased to 37.6% for the six months ended June 30, 2009, compared to 37.0% for the comparable period in 2008.

Receivables Management cost of services for the three months ended June 30, 2009 decreased $7.8 million, or 22.4%, to $26.8 million from $34.6 million for the comparable period last year. As a percentage of revenue, Receivables Management cost of services improved to 55.2% for the three months ended June 30, 2009, from 68.7% for the comparable period in 2008. The improvement in cost of services as a percentage of revenue was driven primarily by the $19.8 million portfolio receivable impairment charge recorded in the three months ended June 30, 2008. No impairment charge was required during the three months ended June 30, 2009. Excluding the impairment, cost of services as a percentage of revenue would have been 49.4% during the three months ended June 30, 2008. Receivables Management cost of services for the six months ended June 30, 2009 decreased $12.7 million, to $58.0 million from $70.7 million for the six months ended June 30, 2008. As a percentage of revenue, Receivables Management cost of services improved to 54.7% for the six months ended June 30, 2009, compared to 69.7% for the comparable period in 2008. The improvement in cost of services as a percentage of revenue was driven primarily by the $44.1 million portfolio receivable impairment charge recorded during the six months ended June 30, 2008. No impairment charge was required during the six months ended June 30, 2009. Excluding the impairment, cost of services as a percentage of revenue would have been 48.6% during the six months ended June 30, 2008. Purchases of new receivable portfolios were down significantly from the same period last year resulting in a greater proportion of 2009 collection activity from older receivable portfolios which have a higher cost of collection.

Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $10.8 million, or 4.9%, to $229.9 million for the three months ended June 30, 2009, from $219.1 million for the comparable period of 2008. This increase reflected $15.0 million from acquisitions. As a percentage of revenue, SG&A expenses improved to 37.9% for the three months ended June 30, 2009 from 39.7% for the comparable period in 2008. The improvement in SG&A expenses as a percentage of revenue was driven primarily by the $19.8 million portfolio receivable impairment charge recorded in the three months ended June 30, 2008.

SG&A expenses increased by $34.1 million, or 8.0%, to $459.3 million for the six months ended June 30, 2009 from $425.2 million for the comparable period of 2008. This increase reflected $41.8 million from acquisitions. As a percentage of revenue, SG&A expenses improved to 37.8% for the six months ended June 30, 2009, compared to 39.5% for the comparable period of 2008. The improvement in SG&A as a percentage of revenue was driven primarily by the $44.1 million portfolio receivable impairment charge recorded in the comparable period last year.

Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change	% Change	2009	% of Revenue	2008	% of Revenue	Change	% Change
In thousands:
Communication Services	$115,881	40.2%	$106,563	39.1%	$9,318	8.7%	$233,499	40.4%	$214,945	38.9%	$18,554	8.6%
Conferencing Services	91,611	33.8%	87,790	38.2%	3,821	4.4%	181,666	34.1%	158,491	37.2%	23,175	14.6%
Receivables Management	22,924	47.2%	25,715	51.1%	(2,791)	-10.9%	45,364	42.8%	53,431	52.7%	(8,067)	-15.1%
Intersegment eliminations	(523)	NM	(978)	NM	455	NM	(1,182)	NM	(1,649)	NM	467	NM

Total	$229,893	37.9%	$219,090	39.7%	$10,803	4.9%	$459,347	37.8%	$425,218	39.5%	$34,129	8.0%

NM-Not Meaningful

Communication Services SG&A expenses increased $9.3 million, or 8.7%, to $115.9 million for the three months ended June 30, 2009 from $106.6 million for the comparable period last year. The increase in SG&A expenses for the three months ended June 30, 2009 included $4.9 million from the acquisition of Positron. As a percentage of revenue, Communication Services SG&A expenses increased to 40.2% for the three months ended June 30, 2009 from 39.1% for the comparable period of 2008. Communication Services SG&A expenses increased $18.6 million, or 8.6%, to $233.5 million for the six months ended June 30, 2009 from $214.9 million for the six months ended June 30, 2008. The increase in SG&A expenses for the six months ended June 30, 2009 included $11.1 million from the acquisition of Positron and HBF and $2.7 million in additional litigation settlement expenses. As a percentage of revenue, Communication Services SG&A expenses increased to 40.4% for the six months ended June 30, 2009 compared to 38.9% for the comparable period of 2008.

Conferencing Services SG&A for the three months ended June 30, 2009 increased $3.8 million, or 4.4%, to $91.6 million from $87.8 million for the comparable period last year. The increase in SG&A expenses for the three months ended June 30, 2009 included $10.0 million from the acquisition of Genesys. As a percentage of revenue, Conferencing Services SG&A expenses improved to 33.8% for the three months ended June 30, 2009 from 38.2% for the comparable period of 2008. Conferencing Services SG&A for the six months ended June 30, 2009 increased $23.2 million, or 14.6%, to $181.7 million from $158.5 million for the six months ended June 30, 2008. The increase in SG&A for the six months ended June 30, 2009 included $30.8 million from the acquisition of Genesys. As a percentage of revenue, Conferencing Services SG&A expenses improved to 34.1% for the six months ended June 30, 2009 compared to 37.2% for the comparable period of 2008. The Conferencing Services segment has effectively reduced SG&A expenses through realized synergies from acquisitions.

Receivables Management SG&A for the three months ended June 30,2009 decreased $2.8 million, or 10.9%, to $22.9 million from $25.7 million for the comparable period last year. As a percentage of revenue, Receivables Management SG&A improved to 47.2% for the three months ended June 30, 2009, from 51.1% for the comparable period in 2008. The improvement in SG&A expenses as a percentage of this segment’s revenue was driven primarily by the $19.8 million portfolio receivable impairment charge recorded during the three months ended June 30, 2008. Receivables Management SG&A for the six months ended June 30, 2009, decreased $8.1 million, or 15.1%, to $45.4 million from $53.4 million for the comparable period last year. As a percentage of revenue, Receivables Management SG&A improved to 42.8% for the six months ended June 30, 2009, from 52.7% for the comparable period in 2008. The improvement in SG&A expenses as a percentage of this segment’s revenue was driven primarily by the $44.1 million portfolio receivable impairment charge recorded during the six months ended June 30, 2008.

Operating income: Operating income increased by $26.5 million, or 32.7%, to $107.7 million for the three months ended June 30, 2009 from $81.2 million for the comparable period of 2008. Operating income from acquired entities was approximately $13.9 million. As a percentage of revenue, operating income improved to 17.8% for the three months ended June 30, 2009, from 14.7% for the comparable period in 2008. Operating income increased by $65.9 million, or 43.9%, to $216.2 million for the six months ended June 30, 2009, from $150.3 million for the comparable period of 2008. As a percentage of revenue, operating income improved to 17.8% for the six months ended June 30, 2009, compared to 13.9% for the corresponding period in 2008. The increase in operating income for the three and six months ended June 30, 2009 was driven primarily by the $19.8 million and $44.1 million impairment charges recorded to establish a valuation allowance against the carrying value of portfolio receivables in the Receivables Management segment during the comparable respective periods in 2008 and net operating income from acquisitions and related synergies in 2009. No impairment charge was required during 2009.

Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change	% Change	2009	% of Revenue	2008	% of Revenue	Change	% Change
In thousands:
Communication Services	$33,186	11.5%	$32,823	12.0%	$363	1.1%	$62,223	10.8%	$63,375	11.5%	$(1,152)	-1.8%
Conferencing Services	75,763	27.9%	58,326	25.4%	17,437	29.9%	151,409	28.4%	109,558	25.7%	41,851	38.2%
Receivables Management	(1,203)	-2.5%	(9,949)	-19.8%	8,746	87.9%	2,569	2.4%	(22,666)	-22.3%	25,235	111.3%

Total	$107,746	17.8%	$81,200	14.7%	$26,546	32.7%	$216,201	17.8%	$150,267	13.9%	$65,934	43.9%

Communication Services operating income increased $0.4 million, or 1.1%, to $33.2 million for the three months ended June 30, 2009 from $32.8 million for the comparable period last year. The increase in operating income for the three months ended June 30, 2009 included an operating loss of $1.1 million from the acquisition of Positron. As a percentage of revenue, Communication Services operating income declined to 11.5% for the three months ended June 30, 2009, from 12.0% for the comparable period in 2008. Communication Services operating income decreased $1.2 million, or 1.8%, to $62.2 million for the six months ended June 30, 2009 from $63.4 million for the comparable period of 2008. The decrease in operating income for the six months ended June 30, 2009 included an operating loss of $3.5 million from the acquisitions of HBF and Positron. As a percentage of revenue, Communication Services operating income declined to 10.8% for the six months ended June 30, 2009, compared to 11.5% for the corresponding period in 2008 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Conferencing Services operating income for the three months ended June 30, 2009 increased $17.4 million, or 29.9%, to $75.8 million from $58.3 million for the comparable period last year. The increase in operating income for the three months ended June 30, 2009 included operating income of $15.0 million from the acquisition of Genesys. As a percentage of revenue, Conferencing Services operating income improved to 27.9% for the three months ended June 30, 2009, from 25.4% for the comparable period in 2008. Conferencing Services operating income for the six months ended June 30, 2009 increased $41.9 million, or 38.2%, to $151.4 million from $109.6 million for the comparable period last year. The increase in operating income for the six months ended June 30, 2009 included operating income of $39.3 million from the acquisition of Genesys. As a percentage of revenue, Conferencing Services operating income improved to 28.4% for the six months ended June 30, 2009, compared to 25.7% for the comparable period in 2008.

Receivables Management operating income (loss) for the three months ended June 30, 2009 increased $8.7 million, or 87.9%, to ($1.2) million from ($9.9) million for the comparable period last year. As a percentage of revenue, receivables management operating income improved to (2.5%) for the three months ended June 30, 2009, from (19.8%) for the comparable period last year. Receivables Management operating income (loss) for the six months ended June 30, 2009 increased $25.2 million, or 111.3%, to $2.6 million from ($22.7) million for the comparable period last year. As a percentage of revenue, Receivables Management operating income (loss) improved to 2.4% for the six months ended June 30, 2009, from (22.3%) for the comparable period last year. The increase in operating income for the three and six months ended June 30, 2009 was driven primarily by the impairment charges recorded in the three and six months ended June 30, 2008 of $19.8 million and $44.1 million, respectively. No impairment charge was required during the six months ended June 30, 2009.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the three months ended June 30, 2009 was ($64.4) million compared to ($69.7) million for the comparable period last year. Other income (expense) for the six months ended June 30, 2009 was ($122.0) million compared to ($143.4) million for the comparable period last year. Interest expense for the three months ended June 30, 2009 was $63.6 million compared to $70.2 million during the same period last year. The change in interest expense was primarily due to lower effective interest rates partially offset by increased outstanding debt in the three and six months ended June 30, 2009 than we experienced during the same period last year. Interest expense during the three and six months ended June 30, 2009 also included a reduction of $1.1 million and $2.7 million, respectively, for the decline in the fair value liability of the interest rate swap hedges which were determined to be ineffective and therefore did not qualify for hedge accounting treatment. No such ineffectiveness was experienced during the comparable periods in 2008. Interest expense was further reduced during the three and six months ended June 30, 2009 by $2.5 million and $3.7 million for hedges that did not qualify for hedge accounting treatment. Also, during the three and six months ended June 30, 2009, we recognized ($2.8) million and $4.1 million, respectively, of foreign currency (loss) gain on transactions denominated in currencies other than the functional currency.

Non-controlling interest: We had non-controlling interest (formerly minority interest) expense of $0.7 million and $2.2 million for the three and six months ended June 30, 2009, respectively, compared to non-controlling interest income of $1.0 million and $3.7 million in the comparable 2008 periods, respectively. The portfolio receivable impairment recorded during the three and six months ended June 30, 2008 caused a $4.2 and $9.8 million reduction, respectively, in non-controlling interest expense.

Net income-West Corporation: Net income increased $18.7 million, or 242.0%, for the three months ended June 30, 2009 to $26.4 million from net income of $7.7 million for the comparable period last year. Net income increased by $50.5 million, or 774.5%, for the six months ended June 30, 2009 to $57.1 million from net income of $6.5 million for the comparable period last year. Net income includes a provision for income tax expense at an effective rate of approximately 37.4% and 37.1% for the three and six months ended June 30, 2009, respectively, compared to an effective tax rate of approximately 41.3% and 58.6% for the same periods in 2008. The decrease in the effective tax rate for the three and six months ended June 30, 2009 is primarily due to an increase in non-controlling interest expense as a percentage of net income before taxes.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, purchases of portfolio receivables, noncontrolling interest distributions, tax payments and the repayment of principal and interest on debt.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2009	2008	Change	% Change
Net cash flows from operating activities	$100,994	$70,655	$30,339	42.9%
Net cash flows from investing activities	$(39,662)	$(359,851)	$320,189	89.0%
Net cash flows from financing activities	$(40,587)	$201,162	$(241,749)	-120.2%

Net cash flows from operating activities increased $30.3 million, or 42.9%, to $101.0 million for the six months ended June 30, 2009, compared to net cash flows from operating activities of $70.7 million for the comparable period in 2008. The increase in net cash flows from operating activities is primarily due to improved operations, increases in deferred tax expense and increases in amortization expense.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 56 days at June 30, 2009 compared to 54 days for the comparable period in 2008. This increase is partially attributed to Genesys. Genesys has a higher concentration of international clients and has had higher days sales outstanding than our other conferencing business.

Net cash flows from investing activities decreased $320.2 million, or 89.0%, to $39.7 million for the six months ended June 30, 2009, compared to net cash used in investing activities of $359.9 million for the six months ended June 30, 2008. During the six months ended June 30, 2008 we invested $298.8 million for the purchase and related acquisition costs of HBF and Genesys. We invested $63.8 million in capital expenditures during the six months ended June 30, 2009 compared to $56.4 million for the six months ended June 30, 2008. The capital expenditures in 2009 were mainly related to telephone switching equipment, computer hardware and software additions and upgrades. Investing activities during the six months ended June 30, 2009 included the purchase of receivable portfolios for $2.0 million and cash proceeds applied to amortization of receivable portfolios of $25.7 million, compared to $35.1 million for the purchase of receivable portfolios and $30.1 million of cash proceeds applied to the amortization of receivable portfolios during the six months ended June 30, 2008.

Net cash flows from financing activities increased $241.8 million, to $40.6 million for the six months ended June 30, 2009, compared to net cash flow provided from financing activities of $201.2 million for the comparable period in 2008. During the six months ended June 30, 2008 net proceeds from the term loan add-on of the senior secured credit facility and the multicurrency revolving credit facility were $199.4 million and were used to finance the Genesys acquisition. Principal repayments on the senior secured term loan facility were $12.6 million for the six months ended June 30, 2009, compared to $12.3 million during the same period last year. During the six months ended June 30, 2009, net cash flow used for payments on portfolio notes payable were $19.7 million, compared to $39.1 million during the same period in 2008. No proceeds from the issuance of portfolio notes payable were received during the six months ended June 30, 2009 compared to $29.0 million for the same period in 2008.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The $2,534.0 million senior secured term loan facility and $250.0 million senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with a balloon payment at the maturity date of October 24, 2013 of approximately $2,365.3 million. The senior secured term loan facility pricing is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at June 30, 2009), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at June 30, 2009), except for the $134.0 million term loan expansion, which is priced at LIBOR (subject to a 3.5% floor) plus 5.0%, and Base Rate plus 4.0% for base rate loans. The rate at June 30, 2009 is Base Rate plus 4.0% or 7.25%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio. The grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at June 30, 2009) and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at June 30, 2009). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility during the three and six months ended June 30, 2009 were 5.33% and 5.25%, respectively, compared to 6.47% and 6.70%, respectively, during the three and six months ended June 30, 2008. The average daily outstanding balance and the highest balance outstanding on the revolving credit facility during the three and six months ended June 30, 2009 was $224.0 million.

In October 2006, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into two two-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At June 30, 2009 we had $1,320.0 million of the outstanding $2,472.8 million senior secured term loan facility hedged at rates from 3.38% to 5.01%.

During the three months ended March 31, 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on the forward starting interest rate swaps ranges from 2.56% to 2.60%.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $292.2 million, including the aggregate amount of $61.2 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

In September 2008, Lehman Brothers, Inc. filed for bankruptcy protection. Our revolving credit facility is administered by Lehman Commercial Paper, Inc. (“LCPI”). In October 2008, LCPI also filed for bankruptcy protection. These events have affected the availability of our revolving credit facility as LCPI has not funded $26.0 million of their commitment. Subsequent to June 30, 2009, an amendment to replace LCPI as the administrative agent on the senior secured term loan facility and senior secured revolving credit facility was executed.

Multicurrency revolving credit facility

InterCall Conferencing Services Limited, a foreign subsidiary of InterCall (“ICSL”), maintains a $75.0 million multicurrency revolving credit facility. The credit facility is secured by substantially all of the assets of ICSL, and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures on May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.375% to 3.125% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)). The margin at June 30, 2009 was 2.375%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility during the three and six months ended June 30, 2009 was 5.42% and 5.96%, respectively, compared to 8.53% from inception, May 16, 2008, through June 30, 2008. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test. The outstanding balance of the multicurrency revolving credit facility at June 30, 2009 was $39.8 million. The average daily outstanding balance of the multicurrency revolving credit facility during the six months ended June 30, 2009 was $44.0 million. The highest balance outstanding on the multicurrency revolving credit facility during the six months ended June 30, 2009 was $48.2 million.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility - The Company is required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to consolidated adjusted earnings before interest expense, share-based compensation, taxes, depreciation and amortization, noncontrolling interest, non-recurring litigation settlement costs, impairments and other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries (“Adjusted EBITDA”) may not exceed 6.75 to 1.0, and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.5 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2009. These financial covenants will become more restrictive over time. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of the Company’s capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes and changes in the Company’s lines of business.

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

Multicurrency Revolving Credit Facility - InterCall Conferencing Services Limited is required to comply on a quarterly basis with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of InterCall Conferencing Services Limited and its subsidiaries (“InterCall UK Group”) could exceed 2.75x tested as of the last day of each of the first full three quarters ending after the utilization date, 2.50x tested as of the last day of each of the next four fiscal quarters (beginning with the fiscal quarter ended June 30, 2009) and 2.25x tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0x as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, increases over the life of the agreement from £45.0 million in 2008 and £47.5 million in 2009 to £50.0 million in 2010.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

At June 30, 2009 our credit ratings and outlook were as follows:

	Corporate Rating/ Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2/Stable	B1	B1	Caa1	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B-	B-

(1)	Rating confirmed on May 12, 2009.
(2)	Rating confirmed on June 30, 2009.

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

Receivables Management Asset Portfolio Notes Payable Facilities

We historically have maintained, through majority-owned subsidiaries, receivables management asset financing facilities with affiliates of Cargill, Inc. and CarVal Investors, LLC (the “Portfolio Lenders”). Each Portfolio Lender is a minority interest holder in the applicable majority-owned subsidiary. Pursuant to these agreements, we have borrowed up to 85% of the purchase price of each receivables portfolio purchased from the lender and funded the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivables portfolios within a loan series. Each loan series contains a group of portfolio asset pools that had an aggregate original principal amount of approximately $20 million. These notes mature in 24 to 30 months from the date of origination. At June 30, 2009, we had $68.8 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $88.5 million outstanding at December 31, 2008. The Portfolio Lenders have discontinued new financing through the applicable facilities and have served a complaint asserting the occurrence of facility events of default. A facility event of default under the applicable facilities would not constitute an event of default under West’s other credit facilities. West has answered the claims of the Portfolio Lenders and asserted counterclaims alleging misrepresentations and breaches of contract. Since commencement of the claim, one of the Portfolio Lenders has caused collection proceeds held in the collateral account to be retained in the account rather than distributed consistent with past practice. As of June 30, 2009, such collateral account includes approximately $11.6 million, including $8.3 million which we believe is due us in connection with our investment. See Part II, Item 1, Legal Proceedings.

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008 and which expired December 31, 2008. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million. These notes mature in 24 months from the date of origination. At June 30, 2009, we had $1.4 million of non-recourse portfolio notes payable outstanding under this facility compared to $2.8 million outstanding at December 31, 2008. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to our contractual obligations since December 31, 2008.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $66.4 million for the six months ended June 30, 2009, compared to $56.4 million for the six months ended June 30, 2008. We currently estimate our capital expenditures for the remainder of 2009 to be approximately $48.6 to $63.6 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $292.2 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future. The affect of inflation on our variable interest rate debt is discussed in Item 3. Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Risk.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through October 2010 and are renewed as required. The outstanding commitment on these obligations at June 30, 2009 was $15.7 million. The standby letters of credit and performance bonds are the only off-balance sheet arrangements we participated in at June 30, 2009.

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experience combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. The accounting policies we consider critical are our accounting policies with respect to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets, and income taxes.

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

Interest Rate Risk

As of June 30, 2009, we had $2,472.8 million outstanding under our senior secured term loan facility, $224.0 million outstanding under our senior secured revolving credit facility and $39.8 million outstanding under our multicurrency revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $68.8 million outstanding under the portfolio notes payable facilities.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at June 30, 2009 consist of the following:

	Outstanding at variable interest rates (1)	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility	$1,152,790	$1,441.0
Senior Secured Revolving Credit Facility	224,043	280.1
Multicurrency revolving credit facility	39,754	49.7
Portfolio Notes Payable Facilities	68,752	85.9

Variable rate debt	$1,485,339	$1,856.7

(1) Net of $1,320.0 million interest rate swaps

Lehman Hedges - In September and October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, will be recorded as interest expense. The change in fair value of these hedges during the three and six months ended June 30, 2009 was $2.5 million and $4.7 million, respectively. At June 30, 2008, the Other Comprehensive Loss associated with one of these hedges was $3.3 million and will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During the three and six months ended June 30, 2009, $0.6 million and $1.2 million of Other Comprehensive Loss and $0.4 million and $0.8 million of the related deferred income tax liability were reclassified and recorded as interest expense, respectively. The second Lehman hedge agreement was implemented after June 30, 2008 and was never accounted for under hedge accounting. The aggregate notional value of these two hedges at June 30, 2009 was $416.0 million.

Foreign Currency Risk

On June 30, 2009, the Communication Services segment had no material revenue outside the United States. Our facilities in Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars. Positron, has several Canadian operating units, but most of its revenue contracts are denominated in U.S. dollars.

The Conferencing Services segment conducts business in countries outside of the United States. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not attempt to hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the six months ended June 30, 2009, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

At June 30, 2009, our Receivables Management segment operated facilities in the United States only.

For the six months ended June 30, 2009 and 2008, revenues from non-U.S. countries were approximately 14% and 11%, of consolidated revenues, respectively. There is no individual foreign country with revenue greater than 10%. At June 30, 2009 and December 31, 2008 long-lived assets from non-U.S. countries were approximately 9% and 11%, respectively. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenues, expenses, and operating income between periods.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. We acquired IPC Information Systems Holdings, Inc., the holding company for IPC Systems, Inc.’s command systems segment, including Positron Public Safety Systems, Inc. on November 21, 2008, and it represented approximately 7% of our total assets as of June 30, 2009 and approximately 3% of our revenue for the six months ended June 30, 2009. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Positron. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, our Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

CFSC Capital Corp. XXXIV and CVI GVF v. West Receivable Services Inc. et al. On December 31, 2008, CFSC Capital Corp. XXXIV (the “WAP I Lender”) and CVI GVF (the “WAP II Lender”; and, together with the “WAP I Lender,” the “Lenders”), affiliates of Cargill, Inc. and CarVal Investors, served a complaint, later filed on July 31, 2009 with the Hennepin County District Court, Hennepin County Minnesota, against West Receivable Services, Inc. (the “West Member”), West Asset Management, Inc. (the “Servicer”), Worldwide Asset Purchasing, LLC (“WAP I”) and Worldwide Asset Purchasing II, LLC (“WAP II”) in the State District Court in Hennepin County Minnesota.

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

On February 2, 2009, the West Member, the Servicer, WAP I and WAP II served their respective answers and counterclaims, later filed on August 3, 2009 with the Hennepin County District Court, against the Lenders. In the counterclaims, the applicable defendants assert a breach of representations and covenants by the Lenders, including:

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

The parties have commenced discovery and have delivered initial responses to discovery and interrogatory requests. Since commencement of the claim, the WAP I Lender has caused collection proceeds held in the WAP I collateral account to be retained in the account rather than distributed to the WAP I Lender and the West Member consistent with past practice. At June 30, 2009, the WAP I collateral account includes approximately $11.6 million, including $8.3 million which West Member believes is due to it in connection with its WAP I investment. West Corporation is currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

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

•	We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

•	A large portion of our revenues are generated from a limited number of clients, and the loss, financial difficulty or bankruptcy of one or more key clients would result in the loss of net revenues.

•	Our contracts generally are not exclusive and typically do not provide for revenue commitments.

•	We may not be able to compete successfully in our highly competitive industries.

•	We may not be able to repurchase the senior notes and senior subordinated notes upon a change of control.

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

Fourth Amendment to Credit Agreement

On August 6, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, LCPI, as the current administrative agent, and Wachovia Bank, National Association (“Wachovia”), as successor agent, entered into Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement (the “Fourth Amendment”), amending the Credit Agreement, dated as of October 24, 2006, by and among West, LCPI and the various lenders party thereto, as lenders, as amended by Amendment No. 1, dated as of February 14, 2007, among West, certain domestic subsidiaries of West and LCPI, Amendment No. 2, dated as of May 11, 2007, among West, Omnium Worldwide, Inc., a subsidiary of West, as borrower and guarantor and LCPI, and Amendment No. 3, dated as of May 16, 2008, among West, InterCall Inc., a subsidiary of West, as borrower and guarantor, Wachovia Capital Markets, LLC, as lead arranger, and LCPI (as so amended, the “Credit Agreement”).

The Fourth Amendment provides for the resignation of LCPI as administrative agent and swing line lender under the Credit Agreement, the appointment of Wachovia as successor administrative agent and swing line lender, and modifications to the terms upon which such functions will be performed. In addition, the Fourth Amendment removes West Asset Management, Inc. (“WAM”) as a subsidiary borrower and reallocates the designated amount deemed to have been borrowed by WAM to West. The Fourth Amendment does not change WAM’s status as a guarantor of the obligations under the Credit Agreement. The Fourth Amendment will become effective upon satisfaction of the conditions set forth therein.

The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourth Amendment, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1	Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement, dated as of July 23, 2009, by and among Lehman Commercial Paper Inc. (“LCPI”), Wachovia Bank, North America, West Corporation (“West”) and certain domestic subsidiaries of West, amending the Credit Agreement dated as of October 24, 2006 between West, certain domestic subsidiaries of West, LCPI and the various lenders party thereto.

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
R. Patrick Shields
Senior Vice President - Chief Accounting Officer

Date: August 7, 2009

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement, dated as of July 23, 2009, by and among Lehman Commercial Paper Inc. (“LCPI”), Wachovia Bank, North America, West Corporation (“West”) and certain domestic subsidiaries of West, amending the Credit Agreement dated as of October 24, 2006 between West, certain domestic subsidiaries of West, LCPI and the various lenders party thereto.

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002