Form 10-Q
period 2009-09-30
WEST CORP
filed 2009-10-30
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 21, 2009, 87,468,824.7 shares of the registrant’s Class A common stock and 9,960,270.5875 shares of the registrant’s Class L common stock were outstanding.

In this report, “West,” the “Company”, “we”, “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and of stockholders’ equity (deficit) and of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended (not presented herein) and in our report dated March 2, 2009, (October 2, 2009 as to Note 14 and the adoption of Statement of Financial Accounting Standard No. 160 Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51 as discussed in Note 1) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
October 29, 2009

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE	$559,012	$598,528	$1,772,878	$1,675,716
COST OF SERVICES	260,570	254,486	798,888	756,189
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	221,428	232,736	680,775	657,954

OPERATING INCOME	77,014	111,306	293,215	261,573

OTHER INCOME (EXPENSE):
Interest income	64	378	258	2,169
Interest expense	(66,164)	(73,561)	(193,842)	(217,924)
Other	(4,064)	(1,593)	1,429	(2,467)

Other income (expense)	(70,164)	(74,776)	(192,155)	(218,222)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	6,850	36,530	101,060	43,351

INCOME TAX EXPENSE	2,389	13,343	37,360	17,341

NET INCOME	4,461	23,187	63,700	26,010

LESS NET INCOME (LOSS) - NONCONTROLLING INTEREST	565	1,447	2,745	(2,255)

NET INCOME - WEST CORPORATION	$3,896	$21,740	$60,955	$28,265

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	$3.63	$3.20	$11.01	$9.73

Diluted Class L	$3.47	$3.07	$10.55	$9.33

Basic Class A	$(0.37)	$(0.11)	$(0.56)	$(0.78)

Diluted Class A	$(0.37)	$(0.11)	$(0.56)	$(0.78)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L	9,948	9,898	9,948	9,898
Diluted Class L	10,393	10,334	10,380	10,329
Basic Class A	87,340	87,223	87,451	87,223
Diluted Class A	87,340	87,223	87,451	87,223

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,154	$168,340
Trust and restricted cash	30,820	9,130
Accounts receivable, net of allowance of $12,963 and $12,382	373,445	359,021
Portfolio receivables, current portion	28,023	64,204
Deferred income taxes receivable	26,457	52,647
Prepaid assets	31,312	26,878
Other current assets	51,329	58,828

Total current assets	623,540	739,048
PROPERTY AND EQUIPMENT:
Property and equipment	1,002,149	918,388
Accumulated depreciation and amortization	(668,607)	(598,236)

Total property and equipment, net	333,542	320,152
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	37,056	68,542
GOODWILL	1,648,081	1,642,857
INTANGIBLE ASSETS, net of accumulated amortization of $282,047 and $229,231	356,357	405,030
OTHER ASSETS	147,637	139,160

TOTAL ASSETS	$3,146,213	$3,314,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71,368	$70,028
Accrued expenses	334,950	343,922
Current maturities of long term debt	25,369	25,283
Current maturities of portfolio notes payable	52,249	77,308
Income tax payable	—	11,097

Total current liabilities	483,936	527,638
PORTFOLIO NOTES PAYABLE, less current maturities	237	11,169
LONG TERM OBLIGATIONS, less current maturities	3,640,652	3,832,367
DEFERRED INCOME TAXES	71,331	77,109
OTHER LONG TERM LIABILITIES	64,596	69,094

Total liabilities	4,260,752	4,517,377

COMMITMENTS AND CONTINGENCIES (Note 13)

CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,948 and 9,908 SHARES ISSUED AND OUTSTANDING	1,272,509	1,158,159

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 87,348 and 87,334 shares issued and 87,340 and 87,326 shares outstanding	87	87
Retained deficit	(2,377,699)	(2,334,398)
Accumulated other comprehensive income (loss)	(11,629)	(30,015)
Noncontrolling interest	2,246	3,632
Treasury stock at cost (8 shares)	(53)	(53)

Total stockholders’ deficit	(2,387,048)	(2,360,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,146,213	$3,314,789

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,700	$26,010
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	78,482	76,545
Amortization	62,786	58,657
Allowance for impairment of purchased accounts receivables	25,464	44,076
Debt issuance cost amortization	12,399	11,657
Unrealized gain on foreign indebtedness and investments	(2,554)	—
Deferred income tax expense (benefit)	(2,474)	8,094
Provision for share based compensation	1,274	1,026
Other	305	(150)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(22,361)	(21,110)
Trust and restricted cash	(21,690)	—
Other assets	(7,796)	116
Accounts payable	2,823	(25,254)
Accrued expenses, other liabilities and income tax payable	10,434	(19,046)

Net cash flows from operating activities	200,792	160,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received of $8,631 and $7,647	(1,564)	(318,201)
Purchases of property and equipment	(90,725)	(78,010)
Collections applied to principal of portfolio receivables, net of purchases of $1,732 and $40,007	34,669	(108)
Other	247	403

Net cash flows from investing activities	(57,373)	(395,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	209,000
Net change in revolving bank credit facility	(174,863)	194,555
Repayments of portfolio notes payable, net of proceeds from issuance of notes payable of $0 and $31,010	(28,456)	(22,536)
Principal repayments on the senior secured term loan facility	(18,963)	(18,628)
Proceeds from stock options exercised including excess tax benefits	2,345	—
Noncontrolling interest distributions	(4,131)	(5,564)
Payments of capital lease obligations	(1,022)	(776)
Debt issuance costs	(7,968)	(10,315)
Other	859	(29)

Net cash flows from financing activities	(232,199)	345,707

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,594	2,492
NET CHANGE IN CASH AND CASH EQUIVALENTS	(86,186)	112,904
CASH AND CASH EQUIVALENTS, Beginning of period	168,340	141,947

CASH AND CASH EQUIVALENTS, End of period	$82,154	$254,851

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS )

	Class A Common Stock	Additional Paid - in Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Treasury Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Equity (Deficit)
BALANCE, January 1, 2009	$87	$—	$(2,334,398)	$3,632	$(53)	$(6,002)	$(24,013)	$(2,360,747)
Net income			60,955	2,745				63,700
Foreign currency translation adjustment, net of tax of $5,299						8,645		8,645
Reclassification a cash flow hedge into earnings							1,851	1,851
Unrealized gain on cash flow hedges, net of tax of $4,836							7,890	7,890

Total comprehensive income								82,086
Noncontrolling interest distributions				(4,131)				(4,131)
Executive Deferred Compensation Plan contributions		1,664						1,664
Stock options exercised including related tax benefits (40,225 Class L and 321,800 Class A shares)		2,345						2,345
Share based compensation		1,274						1,274
Accretion of Class L common stock priority return preference		(5,283)	(104,256)					(109,539)

BALANCE, September 30, 2009	$87	$—	$(2,377,699)	$2,246	$(53)	$2,643	$(14,272)	$(2,387,048)

BALANCE, January 1, 2008	$87	$—	$(2,231,302)	$12,937	$—	$975	$(9,895)	$(2,227,198)
Net income			28,265	(2,255)				26,010
Foreign currency translation adjustment, net of tax of $7,541						(12,304)		(12,304)
Reclassification a cash flow hedge into earnings							995	995
Unrealized gain on cash flow hedges, net of tax of $1,502							2,451	2,451

Total comprehensive income								17,152
Noncontrolling interest distributions				(5,564)				(5,564)
Noncontrolling interest from Genesys acquisition				(127)				(127)
Executive Deferred Compensation Plan contributions		3,000						3,000
Restricted stock buy back					(53)			(53)
Stock options exercised including related tax benefits (15 Class A shares)		24						24
Share based compensation		1,025						1,025
Accretion of Class L common stock priority return preference		(4,049)	(92,260)					(96,309)

BALANCE, September 30, 2008	$87	$—	$(2,295,297)	$4,991	$(53)	$(11,329)	$(6,449)	$(2,308,050)

The accompanying notes are an integral part of these financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION

Business Description - West Corporation (the “Company” or “West”) is a leading provider of technology-driven, voice-oriented solutions. We offer our clients a broad range of communications and infrastructure management solutions that help them manage or support critical communications. The scale and processing capacity of our technology platforms, combined with our world-class expertise and processes in managing telephony and human capital, enable us to provide our clients with premium outsourced communications solutions. Our automated service and conferencing solutions are designed to improve our clients’ cost structure and provide reliable, high-quality services. Our solutions also help deliver mission-critical services, such as public safety and emergency communications. We serve Fortune 1000 companies and other clients in a variety of industries, including telecommunications, banking, retail, financial services, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

Operating Segments - During the third quarter of 2009, we implemented certain organizational changes and our Chief Executive Officer began making strategic and operational decisions with respect to assessing performance and allocating resources based on a new segment structure. We now operate in two business segments:

•	Unified Communications, including reservationless, operator-assisted, web and video conferencing services and alerts and notifications services; and

•	Communication Services, including automated call processing, agent-based services and emergency communication infrastructure systems.

Consistent with this approach, the receivables management business (formerly reported as a separate segment) is now part of the Communication Services segment, and the newly named Unified Communications segment is composed of the alerts and notifications business (formerly managed under the Communication Services segment) and the conferencing and collaboration business. The revised organizational structure more closely aligns the resources used by the businesses in each segment.

Unified Communications

•

Conferencing & Collaboration Services. Operating under the InterCall brand, we are the largest conferencing services provider in the world based on conferencing revenue and managed over 61 million conference calls in 2008. We provide our clients with an integrated global suite of meeting replacement services. These include on-demand automated conferencing services, operator-assisted services for complex audio conferences or large events, web conferencing services that allow clients to make presentations and share applications and documents over the Internet, and video conferencing applications that allow clients to experience real-time video presentations and conferences.

•

Alerts & Notifications Services. Our solutions leverage our proprietary technology platforms to allow clients to manage and deliver automated personalized communications quickly and through multiple delivery channels (voice, text messaging, email and fax). For example, we deliver patient notifications and appointment reminders on behalf of our medical and dental clients, provide travelers with flight arrival and departure updates on behalf of our transportation clients and transmit emergency evacuation notices on behalf of municipalities. Our platform also enables two-way communications that allow the recipients of a message to respond with relevant information to our clients.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Communication Services

•	Automated Services

•

Emergency Communications Services. We are the largest provider of emergency communications infrastructure systems and services that support regulatory compliance and public safety mandates. Our solutions are critical in facilitating public safety agencies’ ability to coordinate responses to emergency events. We provide the network database solution that routes emergency calls to the appropriate 9-1-1 centers and allows the appropriate first responders (police, fire, ambulance) to be assigned to those calls. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ local telephone bills. We also provide fully-integrated desktop communications technology solutions to public safety agencies that enable enhanced 9-1-1 call handling.

•

Automated Customer Service. Over the last 20 years we have developed a best-in-class suite of automated voice-oriented solutions. Our solutions allow our clients to effectively communicate with their customers through inbound and outbound interactive voice response (IVR) applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our automated services technology platforms serve as the backbone of our telephony management capabilities and our scale and operational flexibility have helped us launch and grow other key services, such as conferencing, alerts and notifications and West at Home.

•

Agent-Based Services. We provide our clients with large-scale, agent-based services, including inbound customer care, customer acquisition and retention, business-to-business sales and account management, overpayment identification and recovery services, and receivables management solutions. We have a flexible model with both on-shore and off-shore capabilities to fit our clients’ needs. We believe that we are known in the industry as a premium provider of these services, and we seek opportunities with clients for whom our services can add value while maintaining attractive margins for us. Our West at Home agent service is a remote call handling model that uses employees who work out of their homes. We were one of the first providers to offer this service, which represents a distinct advantage over traditional facility-based call center solutions by attracting higher quality agents. This model helps enhance our cost structure and significantly reduces our capital requirements.

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and as updated for the change in noncontrolling interest included in our registration statement on Form S-1 filed October 2, 2009. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2009 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Revenue Recognition - In our Unified Communications segment, our services are generally billed and recognized on a per message or per minute basis. Our Communication Services segment recognizes revenue for automated and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, clients are generally progress-billed prior to the completion of the installation and these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract or the expected life of the client relationship, whichever is longer. Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. In compliance with Accounting Standards Codification Topic 310 (“Receivables”) (“ASC 310”), we account for our investments in receivable portfolios using either the level-yield method or the cost recovery method. During 2008 and 2009, we began using the cost recovery method for portfolios where the amounts and timing of cash collections could not be reasonably estimated. For all other receivable portfolios, we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for these purchased receivables. The level-yield method applies an effective interest rate or internal rate of return (“IRR”) to the cost basis of portfolio pools. ASC 310 increases the probability that we will incur impairment allowances in the future, and these allowances could be material. Periodically, we will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

Common Stock - Class L shares: Each Class L share is entitled to a priority return preference equal to the sum of $90 per share base amount plus an amount sufficient to generate a 12% IRR on that base amount compounded quarterly from the date of the recapitalization in which the Class L shares were originally issued, October 24, 2006, until the priority return preference is paid in full. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares.

Class A shares: Class A shares participate in the equity appreciation after the Class L priority return is satisfied.

Voting: Each share (whether Class A or Class L) is entitled to one vote per share on all matters on which stockholders vote, subject to Delaware law regarding class voting rights.

Distributions: Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, are to be paid as described above.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with Accounting Standards Codification 480 Distinguishing Liabilities from Equity. At September 30, 2009 and December 31, 2008, the 12% priority return preference has been accreted and included in the Class L share balance.

Cash and Cash Equivalents - We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust and Restricted Cash - Trust cash represents cash collected on behalf of our clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients. Restricted cash primarily represents cash held in connection with the CFSC Capital Corp. XXXIV and CVI GVF v. West Receivable Services Inc. et al. litigation and collateral for certain letters of credit. For further information regarding this litigation see Note 13 to the Condensed Consolidated Financial Statements.

Foreign Currency and Translation of Foreign Subsidiaries - The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders equity and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Recent Accounting Pronouncements - We adopted the provisions of the FASB Statement on Generally Accepted Accounting Principles (“GAAP”) relating to the FASB Accounting Standards Codification (“Codification”) on September 30, 2009. This Statement establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued Accounting Standards Codification 855 Subsequent Events (“ASC 855”). ASC 855 establishes the standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 went into effect for interim or annual periods ending after June 15, 2009. In accordance with the provisions of ASC 855, we have evaluated subsequent events through October 29, 2009. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Effective January 1, 2009 we adopted Accounting Standards Codification 810 Consolidation (“ASC 810”). ASC 810 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of ASC 810 required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the stockholders’ section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. As ASC 810 required retrospective adoption, the December 31, 2008 balances reflect this modification as well.

In September 2009, the Emerging Issues Task Force issued guidance relating to revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011 and we are currently assessing the impact this guidance will have on our financial statements.

2. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables. On August 28, 2009, West entered into an accounts receivable sales facility. Under this facility, West Receivables LLC, a consolidated wholly-owned, bankruptcy-remote subsidiary, can sell undivided interests in its accounts receivable for cash to one or more financial institutions (the funding entities).

The maximum amount currently available under the program to West Receivables LLC is $125.0 million. As of September 30, 2009, the program was unfunded. When funded, the activity of West Receivables LLC will qualify as a sale of accounts receivable under current GAAP. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The current program is subject to renewal in August 2012.

All new trade receivables under the program generated by the West subsidiaries originating the accounts receivable (“originators”) are continuously contributed to or sold to West Receivables LLC through West Receivables Holdings LLC, another consolidated subsidiary of West. Sales are paid for with the proceeds from collections of receivables previously purchased and/or proceeds from the sale of undivided interests in the receivables. West Receivables Holdings LLC issues equity interests to the originators in exchange for accounts receivable, less a discount. West Receivables Holdings LLC sells the accounts receivable to West Receivables LLC in exchange for cash, or contributes the accounts receivable for equity interests. West Receivables LLC can then sell undivided interests in the accounts receivable for cash.

The discount from face amount on the purchase of receivables principally funds program fees paid by West Receivables LLC to the funding entities. The discount also funds a servicing fee paid by West Receivables LLC to the originators. The program fees for the three months ended September 30, 2009, referred to as losses on sale of the receivables which typically consist of yield costs on the underlying financing, totaled $2.6 million, which included one-time transaction costs of $2.3 million. These fees represent essentially all the net incremental costs of the program to West Receivables LLC and are reported in non-operating other income (expense) as loss on sale of receivables.

The program contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

occurrence of certain specified events, including, but not limited to, failure by West Receivables LLC to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events and failure by West Receivables LLC to meet financial tests requiring maintenance of certain leverage and coverage ratios.

3. ACQUISITIONS

Corvent

On March 2, 2009, we completed the acquisition of all the outstanding membership interests of Corvent, LLC (“Corvent”), a Portland, Oregon based company that provides web conferencing event management and unified communications consulting. The purchase price was approximately $3.5 million and was funded by cash on hand. A finite lived intangible asset for intellectual property of $0.2 million was assigned in the purchase price allocation as well as $2.0 million in related goodwill. The results of Corvent’s operations have been included in our consolidated financial statements in the Unified Communications segment since March 2, 2009.

Positron

On November 21, 2008, we closed the acquisition of the holding company of Positron Public Safety Systems, Inc. (“Positron”). The purchase price including transaction costs, net of cash received of $2.0 million and a working capital adjustment of $8.6 million received during the second quarter of 2009, was approximately $157.2 million in cash. We funded the acquisition with cash on hand. The results of Positron’s operations have been included in our consolidated financial statements in the Communication Services segment since November 21, 2008.

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

(Amounts in thousands)
November 21, 2008
Cash	$1,954
Other current assets	49,938
Property and equipment	4,512
Other assets	43
Intangible assets	29,500
Goodwill	137,526

Total assets acquired	223,473

Current liabilities	10,720
Other liabilities	42,317
Non-current deferred taxes	11,210

Total liabilities assumed	64,247

Net assets acquired	$159,226

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Genesys

On May 22, 2008, we closed the acquisition of Genesys SA (“Genesys”), a global conferencing service provider. At June 30, 2008, our ownership in Genesys was approximately 96.6%. In the third quarter of 2008, we acquired the remaining minority issued and outstanding shares and stock options of Genesys. Total acquisition costs, including transaction expenses were approximately $321.7 million. We funded the acquisition with proceeds from an incremental term loan under our existing credit facility for $134.0 million ($126.2 million, net of fees), a $75.0 million multicurrency revolving credit facility ($72.6 million, net of fees) entered into by InterCall Conferencing Services Limited, a foreign subsidiary of InterCall, a draw of $45.0 million under our existing revolving credit facility and cash on hand.

The results of Genesys’ operations have been included in our consolidated financial statements in the Unified Communications segment since May 22, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 22, 2008. The purchase price allocation was based on the use of cost, market, and income approaches and was completed during the second quarter in 2009.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pro forma

Assuming our acquisitions since January 1, 2008 occurred as of the beginning of the periods presented below, our unaudited pro forma results of operations for the three and nine months ended September 30, 2009 and 2008 would have been, as follows, in thousands, except per share amounts:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$559,012	$621,234	$1,773,037	$1,834,973
Net Income - West Corporation	$3,896	$19,368	$60,923	$20,291
Earnings per common L share - basic	$3.63	$3.20	$11.01	$9.73
Earnings per common L share - diluted	$3.47	$3.07	$10.55	$9.33
Loss per common A share - basic	$(0.37)	$(0.14)	$(0.56)	$(0.89)
Loss per common A share - diluted	$(0.37)	$(0.14)	$(0.56)	$(0.89)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the nine months ended September 30, 2009, in thousands:

	Unified Communications	Communication Services	Consolidated
Balance at December 31, 2008	$820,764	$822,093	$1,642,857
Acquisition	2,043	—	2,043
Purchase accounting adjustments	2,937	(5,895)	(2,958)
Foreign currency translation adjustment	6,139	—	6,139

Balance at September 30, 2009	$831,883	$816,198	$1,648,081

During the second quarter 2009 we completed the purchase price allocation for the Genesys acquisition. The results required no change to the finite lived intangible assets. Goodwill was increased $2.9 million for additional liabilities recognized and transaction costs incurred.

During the second quarter 2009, in accordance with the purchase agreement, we received an $8.6 million working capital adjustment for the Positron acquisition which we recorded as a purchase accounting reduction to goodwill. During the three and nine months ended September 30, 2009, goodwill was reduced by $0.3 million and $3.0 million for purchase accounting adjustment for changes to the beginning balance sheet and transaction costs, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other intangible assets

Below is a summary of intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of September 30, 2009			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client relationships	$470,146	$(235,683)	$234,463	9.0
Technology & Patents	85,668	(32,266)	53,402	10.7
Trade names	64,285	—	64,285	Indefinite
Trade names (finite lived)	8,453	(5,622)	2,831	5.5
Other intangible assets	9,852	(8,476)	1,376	5.8

Total	$638,404	$(282,047)	$356,357

	As of December 31, 2008			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client relationships	$466,884	$(190,177)	$276,707	9.0
Technology & Patents	84,808	(26,695)	58,113	10.7
Trade names	64,285	—	64,285	Indefinite
Trade names (finite lived)	8,360	(4,369)	3,991	5.5
Other intangible assets	9,924	(7,990)	1,934	5.7

Total	$634,261	$(229,231)	$405,030

Amortization expense for finite lived intangible assets was $17.1 million and $23.1 million for the three months ended September 30, 2009 and 2008, respectively, and $51.5 million and $55.9 million for the nine months ended September 30, 2009 and 2008, respectively. Estimated amortization expense for the intangible assets inclusive of acquisitions for 2009 and the next five years is as follows:

2009	$68.6 million
2010	$57.9 million
2011	$46.4 million
2012	$38.4 million
2013	$33.2 million
2014	$24.3 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the nine months ended September 30, 2009 and 2008 and the twelve months ended December 31, 2008, respectively, in thousands, were as follows:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Twelve months ended December 31, 2008
Beginning of period	$132,746	$210,142	$210,142
Purchases, net of putbacks	1,732	40,007	45,403
Recoveries, including portfolio sales of $8,497, $14,488 and $17,881	(76,162)	(137,925)	(171,612)
Settlements	(7,535)	—	—
Revenue recognized	39,762	98,027	125,218
Portfolio allowances	(25,464)	(44,076)	(76,405)

Balance at end of period	65,079	166,175	132,746
Less: current portion	(28,023)	(52,790)	(64,204)

Portfolio receivables, net of current portion	$37,056	$113,385	$68,542

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $62.4 million, $18.4 million and $63.3 million at September 30, 2009 and 2008 and December 31, 2008, respectively. During the nine months ended September 30, 2009, eleven pools were moved to cost recovery as these portfolios have different risk characteristics than those included in other portfolios or the necessary information is not available to estimate future cash flows. Under the cost recovery method of accounting, no income is recognized until the purchase price of a cost recovery portfolio has been fully recovered.

During the nine months ended September 30, 2009 and 2008 and the twelve months ended December 31, 2008, we recorded reductions in revenue of $25.5 million, $44.1 million and $76.4 million, respectively, as an allowance for impairment of purchased accounts receivable. These impairments were due to reduced liquidation rates and reduced future collection estimates on existing portfolios. The valuation allowance was calculated in accordance with ASC 310 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Twelve months ended December 31, 2008
Beginning of period balance	$78,940	$2,535	$2,535
Additions	25,464	44,076	76,405
Recoveries	—	—	—

Balance at end of period	$104,404	$46,611	$78,940

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	September 30, 2009	December 31, 2008
Interest payable	$71,377	$36,084
Accrued wages	58,061	79,390
Accrued other taxes (non-income related)	49,473	37,762
Deferred revenue and customer deposits	44,721	68,248
Accrued phone	26,516	18,678
Interest rate hedge position	20,503	24,930
Accrued employee benefit costs	18,952	15,845
Accrued acquisition obligations	6,207	5,331
Accrued settlements	1,954	20,479
Other current liabilities	37,186	37,175

	$334,950	$343,922

7. LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	September 30, 2009	December 31, 2008

Senior Secured Term Loan Facility, due 2013	$1,469,027	$2,485,432
Senior Secured Revolving Credit, due 2012	80,000	224,043
Multi Currency Revolving Credit Facility, due 2011	19,365	48,175
9.5% Senior Notes, due 2014	650,000	650,000
Senior Secured Term Loan Facility, due 2016	997,442	—
11% Senior Subordinated Notes, due 2016	450,000	450,000
8.5% Mortgage Note, due 2011	187	—

	3,666,021	3,857,650

Less: current maturities	25,369	25,283

Long-term obligations	$3,640,652	$3,832,367

On August 28, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Wachovia Bank, National Association (“Wachovia”), as successor administrative agent and the various lenders party thereto entered into Amendment No. 5 (the “Fifth Amendment”), amending the Credit Agreement, dated as of October 24, 2006, by and among West, Lehman Commercial Paper, Inc., as initial administrative agent and the various lenders party thereto, as lenders, as previously amended as of February 14, 2007, May 11, 2007, May 16, 2008 and August 10, 2009 (as so amended, the “Credit Agreement”).

The Fifth Amendment permits West to, among other things, (i) agree with individual lenders to extend the maturity of their term loans or extend or refinance their revolving credit commitments under the Credit Agreement, and pay a different interest rate or otherwise modify certain terms of their loans or revolving commitments in connection with such an extension, and (ii) issue new secured notes, which may include indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, so long as, among other things, the net cash proceeds from any such issuance are used to prepay certain loans under the Credit Agreement at par.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In connection with the execution of the Fifth Amendment, West has extended the maturity date for $1.0 billion of its existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) and the interest rate margins of such extended term loans have been increased. The interest rate margins for the extended term loans is based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of September 30, 2009, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of September 30 2009, base rate plus 2.875%).

8. HEDGING ACTIVITIES

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

In September and October 2008 the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we concluded that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, and their respective maturity dates will be recorded as interest expense. At June 30, 2008, the other comprehensive loss associated with one of these hedges was $3.3 million and will be reclassified into earnings over the remaining life of the hedge which terminated on October 24, 2009. During the three and nine months ended September 30, 2009, $0.6 million and $1.8 million of other comprehensive loss and $0.4 million and $1.2 million of the related deferred income tax liability were reclassified and recorded as interest expense, respectively. The change in fair value of these hedges during the three and nine months ended September 30, 2009 resulted in recording a $2.1 million and $7.8 million reduction in the associated liability, respectively.

In August 2008 we entered into a one-year interest rate basis swap overlay to reduce interest expense by taking advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis swap overlays on certain swaps entered into in October 2006 and August 2007. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments ranging from LIBOR plus 10.5 basis points to 12.75 basis points. The termination dates and notional amounts match the interest rate swaps noted above. The initial measurement assessment of hedge effectiveness was performed using regression analysis. During the three months ended September 30, 2009, one of the three interest rate basis swaps reached maturity leaving two interest rate basis swaps remaining at September 30, 2009. The change in fair value of these interest rate basis swap overlays during the three and nine months ended September 30, 2009 was approximately $0.4 million and $3.1 million, respectively, which we recorded as a reduction of interest expense as this represents the amount by which these basis swaps were determined to be ineffective.

During the first quarter of 2009, we entered into three eighteen-month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on these forward starting interest rate swaps ranges from 2.56% to 2.60%. The fair value of these forward starting interest rate swaps at September 30, 2009 resulted in recording a $4.2 million liability.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate and basis swaps	Accrued expenses	$10,549	Accrued expenses	$14,207
Interest rate swaps	Other long-term liabilities	12,221	Other long-term liabilities	24,470

		22,770		38,677

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	9,954	Accrued expenses	10,723
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	7,009

Total derivatives		$32,724		$56,409

These cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At September 30, 2009, the notional amount of debt under interest rate swap agreements outstanding was $1,200.0 million.

The following presents, in thousands, the impact of interest rate swaps on the consolidated statements of operations for the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

	Amount of gain (loss) recognized in OCI for the three months ended September 30,		Location of gain (loss) reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into net income for the three months ended September 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended September 30,
Derivatives designated as hedging instruments	2009	2008		2009	2008	2009	2008

Interest rate swaps	$146	$3,171	Interest expense	$617	$995	$275	$—

Total	$146	$3,171	Total	$617	$995	$275	$—

	For the nine months ended September 30,			For the nine months ended September 30,		For the nine months ended September 30,
	2009	2008		2009	2008	2009	2008
Interest rate swaps	$7,890	$2,451	Interest expense	$1,851	$995	$1,932	$—

Total	$7,890	$2,451	Total	$1,851	$995	$1,932	$—

During the three and nine months ended September 30, 2009 the impact of derivative instruments on the consolidated statements of operations for the interest rate swap agreements not designated as hedging instruments was $2.1 million and $7.8 million, respectively. During the three and nine months ended September 30, 2008, the impact of derivative instruments on the consolidated statements of operations for the interest rate swap agreements not designated as hedging instruments was $0.2 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. FAIR VALUE DISCLOSURES

Effective January 1, 2008, we adopted Accounting Standards Codification 820 Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. ASC 820:

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan are mutual funds, invested in debt and equity securities, that are classified as trading securities as a result of employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

Interest rate swaps. The effect of the interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt that is hedged. We record the interest rate swaps at fair value. The fair value of the interest rate swaps is based on a model whose inputs are observable, therefore, the fair value of these interest rate swaps is based on a Level 2 input.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008, in thousands, are summarized below:

		Fair Value Measurements at September 30, 2009 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$18,309	$18,309	$—	$—	$18,309

Total assets at fair value	$18,309	$18,309	$—	$—	$18,309

Liabilities
Interest rate swaps	$32,724	$—	$32,724	$—	$32,724

Total liabilities at fair value	$32,724	$—	$32,724	$—	$32,724

		Fair Value Measurements at December 31, 2008 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$10,765	$10,765	$—	$—	$10,765

Total assets at fair value	$10,765	$10,765	$—	$—	$10,765

Liabilities
Interest rate swaps	$56,409	$—	$56,409	$—	$56,409

Total liabilities at fair value	$56,409	$—	$56,409	$—	$56,409

The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at September 30, 2009 was approximately $3,430.0 million compared to the carrying amount of $3,566.5 million.

10. STOCK-BASED COMPENSATION

The 2006 Executive Incentive Plan (“EIP”) was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company. The administrator, subject to approval by the board, will select participants from among those key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the administrator, are in a position to make a significant contribution to the success of the Company and its affiliates. A maximum of 359,986 Equity Strips (each comprised of eight (8) shares of Class A Common Stock and one (1) share of Class L Common Stock), in each case pursuant to rollover options, are authorized to be delivered in satisfaction of rollover option awards under the EIP. In addition, an aggregate maximum of 11,276,291 shares of Class A Common Stock may be delivered in satisfaction of other awards under the EIP. In general, stock options granted under the EIP become exercisable over a period of five years, with 20% of the stock option becoming vested and exercisable at the end of each year. Once an option has vested, it generally remains exercisable until the tenth anniversary of the date of grant. In the case of a normal termination, the awards will remain exercisable until the earlier of (i) the three month anniversary of the termination or (ii) the latest date on which such award could have been exercised by its terms.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock Options

The following table presents the stock option activity under the EIP for the nine months ended September 30, 2009 and 2008, respectively:

	Options Available for Grant	Options Outstanding
		Number of Options	Weighted Average Exercise Price
Balance at January 1, 2008	618,847	2,424,500	$1.64
Granted	(395,000)	395,000	6.36
Canceled	185,000	(185,000)	2.28
Exercised	—	(15,000)	1.64

Balance at September 30, 2008	408,847	2,619,500	$2.31

Balance at January 1, 2009	504,847	2,523,500	$2.26
Granted	(292,500)	292,500	3.61
Canceled	184,000	(184,000)	2.42
Exercised	—	—	—

Balance at September 30, 2009	396,347	2,632,000	$2.40

At September 30, 2009, we expect that 75% of options granted will vest over the vesting period.

At September 30, 2009, the intrinsic value of vested options was approximately $1.4 million.

The following table summarizes the information on the options granted under the EIP at September 30, 2009:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.64	2,054,500	7.20	$1.64	811,000	$1.64
3.61	267,500	9.25	3.61	—	—
6.36	310,000	8.33	6.36	62,000	6.36

$1.64 - $6.36	2,632,000	7.54	$2.40	873,000	$1.98

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during 2009 and 2008 were $0.97 and $1.72 per option, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average three and four year historical stock price volatility for sixteen and nine guideline companies in 2009 and 2008, respectively, that were used in applying the market approach to value the Company in its annual appraisal. The expected life for the options granted was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years. The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	2009	2008
Risk-free interest rate	1.77%	3.07%
Dividend yield	0.0%	0.0%
Expected volatility	36.7%	28.0%
Expected life (years)	3.0	4.0

At September 30, 2009 and 2008 there was approximately $1.5 million and $2.1 million unrecorded and unrecognized compensation cost related to unvested share-based compensation under the EIP, respectively.

Executive Management Rollover Options

During the nine months ended September 30, 2009, 40,225 Management Rollover options were exercised consisting of 40,225 shares of Class L Common Stock and 321,800 shares of Class A Common Stock at an average exercise price of $33.95 per Equity Strip. At September 30, 2009, 2,859,741 options were fully vested and outstanding. The aggregate intrinsic value of these options was approximately $25.1 million. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization on October 24, 2006 which triggered the rollover event.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At September 30, 2009 and 2008 there was approximately $1.8 million and $2.7 million unrecorded and unrecognized compensation cost related to Tranche 1 unvested share based compensation under the EIP, respectively. During the nine months ended September 30, 2009, a total of 333,350 Tranche 2 and 3 restricted stock shares were cancelled leaving 485,933 restricted stock available for future grant under the plan and 7,706,660 shares of restricted stock outstanding.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options	$149	$155	$440	$420
Restricted stock	410	202	834	606

	$559	$357	$1,274	$1,026

11. EARNINGS PER SHARE

On October 2, 2009, the Company announced its intention to commence an equity offering and accordingly is providing the following information related to earnings per share.

We have two classes of common stock (Class L stock and Class A stock). Each Class L share is entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% IRR on that base amount from the date of the recapitalization until the priority return preference is paid in full. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares. Class A shares participate in the equity appreciation after the Class L priority return is satisfied.

The Class L stock is considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with ASC 260, Earnings Per Share. Losses are not allocated to the Class L Stock in the computation of basic earnings per share as the Class L Stock is not obligated to share in losses.

Basic earnings per share (“EPS”) excludes the effect of common stock equivalents and is computed using the “two-class” computation method, which divides earnings attributable to the Class L preference from total earnings. Any remaining income or loss is attributed to the Class A shares. Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(In thousands)
Net Income - West Corporation	$3,896	$21,740	$60,955	$28,265
Less accretion of Class L Shares (1)	36,113	31,698	109,539	96,309

Net income (loss) attributable to Class A Shares	$(32,217)	$(9,958)	$(48,584)	$(68,044)

(1)	Under the two-class method and subsequent to the recapitalization on October 24, 2006, we have allocated to the L shareholders their priority return which is equivalent to the accretion and losses are allocated to Class A shareholders as the Class L shareholders do not have a contractual obligation to share in the net losses. Note that the Class L shares have been in place since October 24, 2006, the date of our recapitalization.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
(In thousands, except per share amounts)
Earnings (loss) per common share:
Basic-Class L	$3.63	$3.20	$11.01	$9.73
Basic-Class A	$(0.37)	$(0.11)	$(0.56)	$(0.78)

Diluted-Class L	$3.47	$3.07	$10.55	$9.33
Diluted-Class A	$(0.37)	$(0.11)	$(0.56)	$(0.78)

Weighted average number of shares outstanding:
Basic-Class L	9,948	9,898	9,948	9,898
Basic-Class A	87,340	87,223	87,451	87,223

Dilutive impact of stock options:
Class L Shares	445	436	432	431
Diluted Class L Shares	10,393	10,334	10,380	10,329

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

12. BUSINESS SEGMENTS

During the third quarter of 2009, we implemented certain organizational changes and our Chief Executive Officer began making strategic and operational decisions with respect to assessing performance and allocating resources based on a new segment structure. We now operate in two business segments:

•	Unified Communications, including reservationless, operator-assisted, web and video conferencing services and alerts and notifications services; and

•	Communication Services, including automated call processing, agent-based services and emergency communication infrastructure systems.

Consistent with this approach, the receivables management business (formerly reported as a separate segment) is now part of the Communication Services segment, and the newly named Unified Communications segment is composed of the alerts and notifications business (formerly managed under the Communication Services segment) and the conferencing and collaboration business. The revised organizational structure more closely aligns the resources used by the businesses in each segment. All prior period comparative information has been reclassified to conform to the new presentation.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(amounts in thousands)
Revenue:
Unified Communications	$278,345	$276,204	$845,388	$728,328
Communication Services	281,967	323,873	931,610	951,697
Intersegment eliminations	(1,300)	(1,549)	(4,120)	(4,309)

Total	$559,012	$598,528	$1,772,878	$1,675,716

Depreciation and Amortization:
(Included in Operating Income)
Unified Communications	$23,268	$28,548	$68,525	$66,079
Communication Services	21,328	21,866	72,743	69,123

Total	$44,596	$50,414	$141,268	$135,202

Operating Income:
Unified Communications	$70,817	$66,852	$228,125	$178,870
Communication Services	6,197	44,454	65,090	82,703

Total	$77,014	$111,306	$293,215	$261,573

Capital Expenditures:
Unified Communications	$14,636	$8,773	$47,024	$34,013
Communication Services	11,971	10,903	35,590	38,970
Corporate	2,280	1,886	12,708	5,027

Total	$28,887	$21,562	$95,322	$78,010

	As of September 30, 2009	As of December 31, 2008
	(amounts in thousands)
Assets:
Unified Communications	$1,395,907	$1,353,789
Communication Services	1,521,894	1,631,527
Corporate	228,412	329,473

Total	$3,146,213	$3,314,789

For the three months ended September 30, 2009 and 2008, our largest 100 clients represented 57% and 54% of our total revenue, respectively. For the nine months ended September 30, 2009 and 2008, our largest 100 clients represented 56% of our total revenue in each period. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended September 30, 2009 and 2008 was approximately 13% in each period. During the nine months ended September 30, 2009 and 2008, the aggregate revenue as a percentage of our total revenue from AT&T was 12% and 14%, respectively. No other client represented more than 10% of our aggregate revenue for the three and nine months ended September 30, 2009 and 2008.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the three and nine months ended September 30, 2009 and 2008, no individual country outside of the U.S. accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(amounts in thousands)
Revenue:
North America	$474,321	$520,700	$1,527,243	$1,497,721
Europe, Middle East & Africa (EMEA)	60,077	55,778	175,779	128,495
Asia Pacific	24,614	22,050	69,856	49,500

Total	$559,012	$598,528	$1,772,878	$1,675,716

	As of September 30, 2009	As of December 31, 2008
	(amounts in thousands)
Long-Lived Assets:
North America	$2,264,166	$2,300,396
Europe, Middle East & Africa (EMEA)	248,732	266,769
Asia Pacific	9,775	8,576

Total	$2,522,673	$2,575,741

Canada represented less than 1% of North American revenue during the three and nine months ended September 30, 2009, respectively, compared to 0.8% and 1.2% for the three and nine months ended September 30, 2008, respectively. Long-lived assets in Canada represented less than 1% of North American long-lived assets at September 30, 2009 and December 31, 2008.

13. COMMITMENTS AND CONTINGENCIES

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

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff’s suit seeks statutory and compensatory damages. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the suit expired in December 2008. Plaintiff Tammy Kerce recently filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and also seeking to add multiple state wage and hour claims on a class basis. We intend to vigorously oppose plaintiff’s Motion to Amend. After discovery, we will have an opportunity to seek to decertify the FLSA class before trial. The parties have reached a tentative settlement and are seeking court approval of the settlement.

CFSC Capital Corp. XXXIV and CVI GVF v. West Receivable Services Inc. et al. On December 31, 2008, CFSC Capital Corp. XXXIV (the “WAP I Lender”) and CVI GVF (the “WAP II Lender;” and, together with the “WAP I Lender,” the “Lenders”), affiliates of Cargill, Inc. and CarVal Investors, served a complaint, later filed on July 31, 2009, against West Receivable Services, Inc. (the “West Member”), West Asset Management, Inc. (the “Servicer”), Worldwide Asset Purchasing, LLC (“WAP I”) and Worldwide Asset Purchasing II, LLC (“WAP II”) in the State District Court in Hennepin County Minnesota.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Lenders allege that WAP I and WAP II have committed several breaches of contract, including:

(i)	submitting incorrect projections that contained omissions which caused the projections to be materially misleading;

(ii)	incurring legal costs in excess of the amounts described in certain servicing plans;

(iii)	selling certain asset pools without offering the Lenders an opportunity to bid on such pools; and

(iv)	failure to undertake all reasonable efforts to collect each amount.

The Lenders contend that such breaches constitute an event of default for each of the two facilities. The Lenders also allege that the Servicer breached a servicing agreement with the Lenders by paying itself an excessive servicing fee as a result of allegedly including recovered advanced court costs in the calculation of the servicing fee. The Lenders further allege that the West Member has breached a covenant to deliver financial information that fairly presented the financial condition of WAP I and WAP II. In addition, the Lenders allege that in its capacity as manager of each of WAP I and WAP II, the West Member has breached its fiduciary duty to the Lenders.

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

The West Member owns a majority interest in each of WAP I and WAP II, while the WAP I Lender owns a minority interest in WAP I and the WAP II Lender owns a minority interest in WAP II. West Member is the manager of both WAP I and WAP II. At September 30, 2009, the WAP I collateral account includes approximately $14.7 million, including $11.9 million which West Member believes is due to it in connection with its WAP I investment.

Subsequent to September 30, 2009 this litigation was settled. See Note 16 to the Condensed Consolidated Financial Statements for additional details.

14. RELATED PARTIES

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008 which expired December 31, 2008. The debt is non-recourse and collateralized by all of the assets of West Receivables Purchasing, LLC (“West Receivables”), the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million. These notes mature in 24 months from the date of origination. At September 30, 2009, we had $1.0 million of non-recourse portfolio notes payable outstanding under this facility. In connection with the renewal of the facility, West and TOGM entered into an amended and restated operating agreement pursuant to which the members share in the profits of the portfolio after collection expenses and the repayment of principal and interest in proportion to their respective membership interests (except as described below). West provides all necessary services to West Receivables, including collection of the receivables pursuant to a servicing agreement. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$153,642	$178,771

Cash paid during the period for income taxes, net of cash refunds received of $2,619 and $5,966	$27,570	$13,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM INVESTING ACTIVITIES:
Working capital adjustment for the Position acquisition	$8,611	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$4,008	$—

Acquisition of property through accounts payable commitments	$589	$—

16. SUBSEQUENT EVENTS

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 pursuant to which we proposed to offer up to $500 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (The “Sponsors”). We may also use a portion of the net proceeds received by us to repurchase certain of our notes and for working capital and other general corporate purposes.

Subsequent to September 30, 2009, a settlement was reached in the CFSC Capital Corp. XXXIV and CVI GVF Finco, LLC v. West Receivable Services Inc. et al. litigation. As a result of the settlement, we expect to purchase CFSC Capital Corp. XXXIV’s interest in WAP I. We also have abandoned our interest in WAP II. All related lawsuits, claims and counterclaims between the parties are expected to be dismissed with prejudice and on the merits under the terms of the settlement.

As a result of the settlement in the fourth quarter, the portfolio receivables will decrease by $48.7 million (including a decrease of $18.8 million in the current portion and a decrease of $29.9 million in the long term portion). Also, current maturities of portfolio notes payable, noncontrolling interest, cash and accrued expenses will decrease by $49.1 million, $2.2 million, $3.5 million and $0.9 million, respectively. During the fourth quarter, restricted cash will decrease $11.8 million and cash and cash equivalents will increase by the same amount.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

17. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

In connection with the issuance of the senior notes and senior subordinated notes, West Corporation and our U.S.-based wholly owned subsidiaries guaranteed, jointly, severally, fully and unconditionally, the payment of principal, premium and interest. Presented below is condensed consolidated financial information for West Corporation and our subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

		For the Three Months Ended September 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$457,155	$107,968	$(6,111)	$559,012
COST OF SERVICES	—	210,171	56,510	(6,111)	260,570
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	315	182,900	38,213	—	221,428

OPERATING INCOME	(315)	64,084	13,245	—	77,014

OTHER INCOME (EXPENSE):
Interest income	11	(1,430)	1,066	417	64
Interest expense	(38,684)	(24,715)	(2,348)	(417)	(66,164)
Subsidiary income	32,800	13,890	—	(46,690)	—
Other	793	(5,402)	545	—	(4,064)

Other income (expense)	(5,080)	(17,657)	(737)	(46,690)	(70,164)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(5,395)	46,427	12,508	(46,690)	6,850

INCOME TAX EXPENSE (BENEFIT)	(9,291)	13,892	(2,212)	—	2,389

NET INCOME	3,896	32,535	14,720	(46,690)	4,461

LESS NET INCOME-NONCONTROLLING INTEREST	—	(2)	567	—	565

NET INCOME - WEST CORPORATION	$3,896	$32,537	$14,153	$(46,690)	$3,896

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended September 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$470,709	$138,998	$(11,179)	$598,528
COST OF SERVICES	—	216,068	49,597	(11,179)	254,486
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,256)	186,928	47,064	—	232,736

OPERATING INCOME	1,256	67,713	42,337	—	111,306

OTHER INCOME (EXPENSE):
Interest income	682	(608)	304	—	378
Interest expense	(37,309)	(31,059)	(5,193)	—	(73,561)
Subsidiary income	54,860	29,783	—	(84,643)	—
Other	(1,487)	8,812	(8,918)	—	(1,593)

Other income (expense)	16,746	6,928	(13,807)	(84,643)	(74,776)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	18,002	74,641	28,530	(84,643)	36,530

INCOME TAX EXPENSE (BENEFIT)	(3,738)	20,011	(2,930)	—	13,343

NET INCOME	21,740	54,630	31,460	(84,643)	23,187

LESS NET INCOME-NONCONTROLLING INTEREST	—	—	1,447	—	1,447

NET INCOME - WEST CORPORATION	$21,740	$54,630	$30,013	$(84,643)	$21,740

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)

(AMOUNTS IN THOUSANDS)

		For the Nine Months Ended September 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$1,435,946	$358,935	$(22,003)	$1,772,878
COST OF SERVICES	—	652,172	168,719	(22,003)	798,888
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	487	571,866	108,422	—	680,775

OPERATING INCOME	(487)	211,908	81,794	—	293,215

OTHER INCOME (EXPENSE):
Interest income	391	(4,267)	4,134	—	258
Interest expense	(106,301)	(79,790)	(7,751)	—	(193,842)
Subsidiary income	141,740	58,578	—	(200,318)	—
Other	2,319	(355)	(535)	—	1,429

Other income (expense)	38,149	(25,834)	(4,152)	(200,318)	(192,155)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	37,662	186,074	77,642	(200,318)	101,060

INCOME TAX EXPENSE (BENEFIT)	(23,293)	45,113	15,540	—	37,360

NET INCOME	60,955	140,961	62,102	(200,318)	63,700

LESS NET INCOME-NONCONTROLLING INTEREST	—	(5)	2,750	—	2,745

NET INCOME-WEST CORPORATION	$60,955	$140,966	$59,352	$(200,318)	$60,955

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)

(AMOUNTS IN THOUSANDS)

		For the Nine Months Ended September 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$1,422,918	$292,472	$(39,674)	$1,675,716
COST OF SERVICES	—	662,012	133,851	(39,674)	756,189
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,520)	561,477	97,997	—	657,954

OPERATING INCOME	1,520	199,429	60,624	—	261,573

OTHER INCOME (EXPENSE):
Interest income	1,770	(903)	1,302	—	2,169
Interest expense	(107,202)	(97,266)	(13,456)	—	(217,924)
Subsidiary income	104,668	23,742	—	(128,410)	—
Other	(2,436)	14,591	(14,622)	—	(2,467)

Other income (expense)	(3,200)	(59,836)	(26,776)	(128,410)	(218,222)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(1,680)	139,593	33,848	(128,410)	43,351

INCOME TAX EXPENSE (BENEFIT)	(29,945)	35,670	11,616	—	17,341

NET INCOME	28,265	103,923	22,232	(128,410)	26,010

LESS NET INCOME-NONCONTROLLING INTEREST	—	—	(2,255)	—	(2,255)

NET INCOME-WEST CORPORATION	$28,265	$103,923	$24,487	$(128,410)	$28,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(UNAUDITED)

(AMOUNTS IN THOUSANDS)

	September 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,321	$(20,653)	$74,486	$—	$82,154
Trust and restricted cash	—	30,820	—	—	30,820
Accounts receivable, net	—	38,538	334,907	—	373,445
Intercompany receivables	—	173,329	2,862	(176,191)	—
Portfolio receivables, current portion	—	2,138	25,885	—	28,023
Deferred income tax receivable	10,961	13,658	1,838	—	26,457
Other current assets	5,826	64,101	12,714	—	82,641

Total current assets	45,108	301,931	452,692	(176,191)	623,540
Property and equipment, net	75,177	228,738	29,627	—	333,542
PORTFOLIO RECEIVABLES, net of current portion	—	2,827	34,229	—	37,056
INVESTMENT IN SUBSIDIARIES	885,676	337,079	—	(1,222,755)	—
GOODWILL	—	1,484,917	163,164	—	1,648,081
INTANGIBLES, net	—	281,436	74,921	—	356,357
OTHER ASSETS	105,878	314,483	(272,724)	—	147,637

TOTAL ASSETS	$1,111,839	$2,951,411	$481,909	$(1,398,946)	$3,146,213

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,494	$51,757	$7,117	$—	$71,368
Intercompany payables	176,191	—	—	(176,191)	—
Accrued expenses	103,008	194,691	37,251	—	334,950
Current maturities of long-term debt	7,552	17,817	—	—	25,369
Current maturities of portfolio notes payable	—	973	51,276	—	52,249
Income tax payable	(41,282)	31,877	9,405	—	—

Total current liabilities	257,963	297,115	105,049	(176,191)	483,936
PORTFOLIO NOTES PAYABLE , less current maturities	—	4	233	—	237
LONG-TERM OBLIGATIONS, less current maturities	1,909,512	1,711,775	19,365	—	3,640,652
DEFERRED INCOME TAXES	7,479	48,214	15,638	—	71,331
OTHER LONG-TERM LIABILITIES	51,424	11,737	1,435	—	64,596

CLASS L COMMON STOCK	1,272,509	—	—	—	1,272,509
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,387,048)	882,566	340,189	(1,222,755)	(2,387,048)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,111,839	$2,951,411	$481,909	$(1,398,946)	$3,146,213

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(UNAUDITED)

(AMOUNTS IN THOUSANDS)

	December 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,674	$7,145	$35,521	$—	$168,340
Trust cash	—	9,130	—	—	9,130
Accounts receivable, net	—	292,252	66,769	—	359,021
Intercompany receivables	—	194,332	—	(194,332)	—
Portfolio receivables, current portion	—	6,068	58,136	—	64,204
Deferred income taxes receivable	29,341	18,989	4,317	—	52,647
Other current assets	4,626	64,430	16,650	—	85,706

Total current assets	159,641	592,346	181,393	(194,332)	739,048
Property and equipment, net	67,419	216,791	35,942	—	320,152
PORTFOLIO RECEIVABLES, net of current portion	—	6,477	62,065	—	68,542
INVESTMENT IN SUBSIDIARIES	515,508	208,686	—	(724,194)	—
GOODWILL	—	1,488,768	154,089	—	1,642,857
INTANGIBLES, net	—	317,825	87,205	—	405,030
OTHER ASSETS	102,083	33,673	3,404	—	139,160

TOTAL ASSETS	$844,651	$2,864,566	$524,098	$(918,526)	$3,314,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,125	$53,285	$10,618	$—	$70,028
Intercompany payables	102,257	—	92,075	(194,332)	—
Accrued expenses	81,741	208,540	53,641	—	343,922
Current maturities of long-term debt	5,134	20,149	—	—	25,283
Current maturities of portfolio notes payable	—	2,462	74,846	—	77,308
Income taxes payable	(46,325)	49,753	7,669	—	11,097

Total current liabilities	148,932	334,189	238,849	(194,332)	527,638
PORTFOLIO NOTES PAYABLE , less current maturities	—	356	10,813	—	11,169
LONG-TERM OBLIGATIONS, less current maturities	1,824,127	1,960,065	48,175	—	3,832,367
DEFERRED INCOME TAXES	14,894	47,606	14,609	—	77,109
OTHER LONG-TERM LIABILITIES	59,286	9,179	629	—	69,094
CLASS L COMMON STOCK	1,158,159	—	—	—	1,158,159

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,360,747)	513,171	211,023	(724,194)	(2,360,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$844,651	$2,864,566	$524,098	$(918,526)	$3,314,789

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$118,972	$81,820	$200,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	4,529	(6,093)	(1,564)
Purchase of property and equipment	(12,708)	(67,351)	(10,666)	(90,725)
Collections applied to principal of portfolio receivables	—	7,581	27,088	34,669
Other	—	29	218	247

Net cash flows from investing activities	(12,708)	(55,212)	10,547	(57,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving bank credit facility	(144,095)	—	(30,768)	(174,863)
Principal payments on the senior secured term loan facility	(3,849)	(15,114)	—	(18,963)
Proceeds from stock options exercised including excess tax benefits	2,345	—	—	2,345
Debt issuance costs	(7,968)	—	—	(7,968)
Payments of portfolio notes payable	—	(1,311)	(27,145)	(28,456)
Payments of capital lease obligations	(673)	(312)	(37)	(1,022)
Noncontrolling interest distributions	—	—	(4,131)	(4,131)
Other	—	—	859	859

Net cash flows from financing activities	(154,240)	(16,737)	(61,222)	(232,199)

Intercompany	69,595	(74,821)	5,226	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2,594	2,594

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,353)	(27,798)	38,965	(86,186)
CASH AND CASH EQUIVALENTS, Beginning of period	125,674	7,145	35,521	168,340

CASH AND CASH EQUIVALENTS, End of period	$28,321	$(20,653)	$74,486	$82,154

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

UNAUDITED

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$58,706	$101,915	$160,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(18,987)	(299,214)	(318,201)
Purchase of property and equipment	(5,027)	(66,663)	(6,320)	(78,010)
Purchase of portfolio receivables, net of collections applied $39,899	—	(8,467)	8,359	(108)
Other	—	403	—	403

Net cash flows from investing activities	(5,027)	(93,714)	(297,175)	(395,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	84,000	50,000	75,000	209,000
Net change in revolving bank credit facility	204,019	—	(9,464)	194,555
Principal payments on the senior secured term loan facility	(3,492)	(15,136)	—	(18,628)
Noncontrolling interest distributions	—	—	(5,564)	(5,564)
Debt issuance costs	(8,019)	—	(2,296)	(10,315)
Repayments of portfolio notes payable, net of proceeds from issuance of notes payable of $31,010	—	1,676	(24,212)	(22,536)
Payments of capital lease obligations	—	(776)	—	(776)
Other	(29)	—	—	(29)

Net cash flows from financing activities	276,479	35,764	33,464	345,707

Intercompany	(144,559)	(957)	145,516	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2,492	2,492

NET CHANGE IN CASH AND CASH EQUIVALENTS	126,893	(201)	(13,788)	112,904
CASH AND CASH EQUIVALENTS, Beginning of period	87,610	(3,012)	57,349	141,947

CASH AND CASH EQUIVALENTS, End of period	$214,503	$(3,213)	$43,561	$254,851

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the cost and reliability of voice and data services;

•	the cost of labor and turnover rates;

•	the impact of changes in interest rates;

•	revenue from and purchases of portfolio receivables; and

•	the impact of foreign currency fluctuations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.

Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and included in our SEC filings.

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

Business Overview

We are a leading provider of technology-driven, voice-oriented solutions. We offer our clients a broad range of communications and infrastructure management solutions that help them manage or support critical communications. The scale and processing capacity of our technology platforms, combined with our world-class expertise and processes in managing telephony and human capital, enable us to provide our clients with premium outsourced communications solutions. Our automated service and conferencing solutions are designed to improve our clients’ cost structure and provide reliable, high-quality services. Our solutions also help deliver mission-critical services, such as public safety and emergency communications. We serve Fortune 1000 companies and other clients in a variety of industries, including telecommunications, banking, retail, financial services, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

During the third quarter of 2009, we implemented certain organizational changes and our Chief Executive Officer began making strategic and operational decisions with respect to assessing performance and allocating resources based on a new segment structure. We now operate in two business segments:

•	Unified Communications, including reservationless, operator-assisted, web and video conferencing services and alerts and notifications services; and

•	Communication Services, including automated call processing, agent-based services and emergency communication infrastructure systems.

Consistent with this approach, the receivables management business (formerly reported as a separate segment) is now part of the Communication Services segment, and the newly named Unified Communications segment is composed of the alerts and notifications business (formerly managed under the Communication Services segment) and the conferencing and collaboration business. The revised organizational structure more closely aligns the resources used by the businesses in each segment. The activities of the receivables management business have become more focused over the past year on providing agent-based services to the client base it shares with the other Communication Services businesses. Accordingly, we expect it will benefit from the efforts of a common sales force and will utilize shared contact center infrastructure to better coordinate agent and workstation productivity and more cost-effectively allocate resources. In addition, we intend to leverage the sales channel and product distribution expertise developed in the conferencing and collaboration business, including the management of a field sales force and the acquisition of clients over the Internet, to facilitate the growth of the alerts and notifications business.

Financial Operations Overview

Revenue

In our Unified Communications segment, our conferencing and collaboration services are generally billed on a per participant minute basis and our alerts and notifications services are generally billed on a per message or per minute basis. Billing rates for these services vary depending on participant geographic location, type of service (such as audio, video or web conferencing) and type of message (such as voice, text, email or fax). We also charge clients for additional features, such as conference call recording or transcription services. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which is expected to continue for the foreseeable future.

In our Communication Services segment, our emergency communications solutions are generally billed per month based on the number of billing telephone numbers and cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our desktop communications technology solutions. Our automated and agent-based customer service solutions are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent-based services.

Cost of Services

The principal component of cost of services for our Unified Communications segment is our variable telephone expense. Significant components of our cost of services in this segment also include labor expense, primarily related to commissions for our sales force. Because the services we provide in this segment are largely automated, labor expense is less significant than the labor expense we experience in our Communication Services segment.

The principal component of cost of services for our Communication Services segment is labor expense. Labor expense included in costs of services primarily reflects compensation for the agents providing our agent-based services, but also includes compensation for personnel dedicated to emergency communications database management, manufacturing and development of our premise-based public safety solution as well as collection expenses, such as costs of letters and postage, incurred in connection with our receivables management business. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients. Significant components of our cost of services in this segment also include variable telephone expense.

Selling, General and Administrative Expenses

The principal component of our selling, general and administrative expenses (“SG&A”) is salary and benefits for our sales force, client support staff, technology and development personnel, senior management and other personnel involved in business support functions. SG&A also includes certain fixed telephone costs as well as other expenses that support the ongoing operation of our business, such as facilities costs, certain service contract costs, equipment depreciation and maintenance, and amortization of finite-lived intangible assets.

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. In connection with our recapitalization in 2006, we incurred a significant amount of additional indebtedness. Accordingly, our interest expense has increased significantly over the period since the recapitalization. We recently extended the maturity for $1.0 billion of our existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect at such time). While recent economic conditions have generally resulted in a tightening of credit availability, the maturity extension helps improve our liquidity profile, particularly when combined with the anticipated reduction of our outstanding indebtedness using a portion of the proceeds from the anticipated initial public offering, which will also significantly reduce our interest expense.

Evolution to Automated Technologies. As we have continued our evolution into a diversified and automated technology-driven service provider, our revenue from automated services businesses has grown from 37% of total revenue in 2005 to 64% for the nine months ended September 30, 2009 and our operating income from automated services businesses has grown from 53% of total operating income to 93% over the same period. This shift in business mix towards higher growth and higher margin automated processing businesses has driven our adjusted EBITDA margin from 25% in 2005 to 27% for the nine months ended September 30, 2009.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers also has been a key component of our growth strategy. We will continue to seek opportunities to expand our capabilities across industries and service offerings. We expect this will occur through a combination of organic growth, as well as strategic partnerships, alliances and acquisitions. Since 2005, we have invested approximately $1.6 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Revised Organizational Structure. During the third quarter of 2009, we began operating in two segments, Unified Communications and Communication Services. We moved our alerts and notifications division from the Communication Services segment into the Unified Communications segment to leverage the sales channel and product distribution expertise developed in the conferencing and collaboration business, including the management of a field sales force and the acquisition of customers over the Internet, to facilitate growth. The receivables management division is now part of the Communication Services segment, which is expected to continue to facilitate the use of a common sales force and shared contact center infrastructure to better coordinate agent and workstation productivity and more cost-effectively allocate resources. This revised organizational structure is intended to more closely align each business line with the allocation of resources by our management team and more closely reflects how we manage our business.

Factors Affecting Accounts Receivable Management. We have historically purchased portfolios of charged-off accounts receivables as a component of our receivables management business. In the nine months ended September 30, 2009, we recorded reductions in revenue of $25.5 million as an allowance for impairment of purchased accounts receivables. In 2008, we recorded reductions in revenue of $76.4 million as an allowance for impairment of purchased accounts receivables. These impairments were due to reduced liquidation rates and reduced future collection estimates on existing portfolios. As a result of the difficulty in identifying new portfolio purchases on attractive terms and the recent deterioration of the U.S. economy, we have significantly reduced our portfolio purchases from $127.4 million in 2007, to $45.4 million in 2008 and $1.7 million in the nine months ended September 30, 2009.

The following overview highlights the areas we believe are important to provide context for better understanding our results of operations and financial condition for the three and nine months ended September 30, 2009. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•

On August 6, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Lehman Commercial Paper, Inc. (“LCPI”), as the then administrative agent, and Wachovia Bank, National Association (“Wachovia”), as successor agent, entered into Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement (the “Fourth Amendment”), amending the Credit Agreement, dated as of October 24, 2006, by and among West, LCPI, as initial administrative agent and the various lenders party thereto, as lenders, as previously amended as of February 14, 2007, May 11, 2007, May 16, 2008 (as so and thereafter amended the “Credit Agreement”). The Fourth Amendment provided for the resignation of LCPI as administrative agent and swing line lender under the Credit Agreement, the appointment of Wachovia, as successor administrative agent and swing line lender, and modifications to the terms upon which such functions will be performed. In addition, the Fourth Amendment removed West Asset Management, Inc. (“WAM”) as a subsidiary borrower and reallocated the designated amount deemed to have been borrowed by WAM to West. The Fourth Amendment did not change WAM’s status as a guarantor of the obligations under the Credit Agreement.

•

On August 28, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Wachovia as successor administrative agent and the various lenders party thereto, entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment permits West to, among other things, (i) agree with individual lenders to extend the maturity of their term loans or extend or refinance their revolving credit commitments under the Credit Agreement, and pay a different interest rate or otherwise modify certain terms of their loans or revolving commitments in connection with such an extension, and (ii) issue new secured notes, which may include indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, so long as, among other things, the net cash proceeds from any such issuance are used to prepay certain loans under the Credit Agreement at par. In connection with the execution of the Fifth Amendment, West has extended the maturity date for $1.0 billion of its existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) and the interest rate margins of such extended term loans have been increased. The interest rate margins for the extended term loans are based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of September 30, 2009, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of September 30, 2009, base rate plus 2.875%).

•

On August 28, 2009 West Receivables LLC, a wholly-owned bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia. Under the facility West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased accounts receivable for cash to one or more financial institutions. The proceeds of the facility are available for general corporate purposes. The facility qualifies as off-balance sheet financing under the provisions of ASC 860, “Transfers and Servicing” to the extent of the undivided interest sold by West Receivables LLC. West Receivables LLC and West Receivables Holdings LLC are consolidated in the Company’s condensed consolidated financial statements. At September 30, 2009, there was no funding under the facility.

•

Consolidated revenues decreased 6.6% and increased 5.8% for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008. Increases in consolidated revenue for the nine month period ended September 30, 2009 that were primarily a result of acquisitions, reduced impairment charges and organic growth were partially offset by reduced call volumes in our agent services.

•

Operating income decreased 30.8% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was partially attributable to the $25.5 million impairment charge taken during the third quarter of 2009 to establish a valuation allowance against the carrying value of portfolio receivables. No impairment charge was taken during the third quarter in 2008. Operating income increased 12.1% during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase for the nine month period ended September 30, 2009 was primarily a result of acquisitions, reduced impairment charges and organic growth partially offset by reduced call volumes in our agent services.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Revenue: Total revenue for the three months ended September 30, 2009 decreased $39.5 million, or 6.6%, to $559.0 million from $598.5 million for the three months ended September 30, 2008. The downturn in the economy continues to affect our business particularly our agent-based services. Revenue from agent-based services for the three months ended September 30, 2009 decreased by $35.4 million as compared with the three months ended September 30, 2008. During the three months ended September 30, 2009, we recorded a $25.5 million impairment to establish a valuation allowance against the carrying value of portfolio receivables. No impairment was taken during the three months ended September 30, 2008. The decrease in revenue for the three months ended September 30, 2009 was partially offset by $21.0 million of revenues from the acquisition of Positron.

Total revenue for the nine months ended September 30, 2009 improved $97.2 million, or 5.8%, to $1,772.9 million from $1,675.7 million for the nine months ended September 30, 2008. The increase in revenue for the nine months ended September 30, 2009 included $156.4 million of revenue from the acquisitions of HBF, Genesys and Positron. These acquisitions closed on April 1, 2008, May 22, 2008 and November 21, 2008, respectively. During the nine months ended September 30, 2009, decreased call volumes in our agent-based services, which we attribute to the sluggish economy, resulted in reduced revenue of $98.6 million. During the nine months ended September 30, 2009, the Communication Services segment recorded impairment charges of $25.5 million to establish a valuation allowance against the carrying value of portfolio receivables. During the nine months ended September 30, 2008, the Communication Services segment recorded impairment charges of $44.1 million.

For the three months ended September 30, 2009 and 2008, our largest 100 clients represented 57% and 54% of our total revenue, respectively. For the nine months ended September 30, 2009 and 2008, our largest 100 clients represented 56% of our total revenue in each period. The aggregate revenue from our largest client, AT&T, during the three months ended September 30, 2009 and 2008 as a percentage of our total revenue was approximately 13% in each period. The aggregate revenue from AT&T as a percentage of our total revenue during the nine months ended September 30, 2009 and 2008 was approximately 12% and 14%, respectively.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Revenue in thousands:
Unified Communications	$278,345	$276,204	$2,141	0.8%	$845,388	$728,328	$117,060	16.1%
Communication Services	281,967	323,873	(41,906)	-12.9%	931,610	951,697	(20,087)	-2.1%
Intersegment eliminations	(1,300)	(1,549)	249	16.1%	(4,120)	(4,309)	189	4.4%

Total	$559,012	$598,528	$(39,516)	-6.6%	$1,772,878	$1,675,716	$97,162	5.8%

For the three months ended September 30, 2009, Unified Communications revenue improved $2.1 million, or 0.8%, to $278.3 million from $276.2 million for the three months ended September 30, 2008. The increase in revenue for the three months ended September 30, 2009 was due to organic growth as a result of increased volume which was partially offset by reduced pricing. For the nine months ended September 30, 2009, Unified Communications revenue improved $117.1 million, or 16.1%, to $845.4 million from $728.3 million for the nine months ended September 30, 2008. The increase in revenue was a result of $95.1 million from the acquisition of Genesys for the nine months ended September 30, 2009 and $22.0 million from organic growth as a result of increased volume, which was partially offset by reduced pricing.

For the three months ended September 30, 2009, Communication Services revenue decreased $41.9 million, or 12.9%, to $282.0 million from $323.9 million for the three months ended September 30, 2008. The decrease in revenue for the three months ended September 30, 2009 is primarily the result of reduced call volumes in our agent-based services and the valuation allowance recorded against the carrying value of portfolio receivables. Revenue from agent-based services for the three months ended September 30, 2009, decreased $35.4 million from the three months ended September 30, 2008. During the three months ended September 30, 2009, we recorded a $25.5 million impairment to establish a valuation allowance against the carrying value of portfolio receivables. No impairment was taken in the three months ended September 30, 2008. The decrease in revenue for the three months ended September 30, 2009 was partially offset by $21.0 million of revenues from the acquisition of Positron.

Communication Services revenue for the nine months ended September 30, 2009, decreased $20.1 million, or 2.1%, to $931.6 million from $951.7 million for the nine months ended September 30, 2008. The decrease in revenue for the nine months ended September 30, 2009 is primarily the result of decreased call volumes in our agent-based services which reduced revenue by $98.6 million. During the nine months ended September 30, 2009, the Communication Services segment recorded impairment charges of $25.5 million to establish a valuation allowance against the carrying value of portfolio receivables. During the nine months ended September 30, 2008, the Communication Services segment recorded impairment charges of $44.1 million. Partially offsetting this decrease in revenue was revenue from acquired entities of $61.2 million.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services increased $6.1 million, or 2.4%, in the three months ended September 30, 2009 to $260.6 million, from $254.5 million for the three months ended September 30, 2008. As a percentage of revenue, cost of services increased to 46.6% for the three months ended September 30, 2009, from 42.5% for the three months ended September 30, 2008. Cost of services increased $42.7 million, or 5.6%, in the nine months ended September 30, 2009 to $798.9 million from $756.2 million for the nine months ended September 30, 2008. As a percentage of revenue, cost of services was 45.1% for each of the nine months ended September 30, 2009 and 2008. The impact of the valuation allowance on cost of services as a percentage of revenue was 200 basis points and 70 basis points for the three and nine months ended September 30, 2009, respectively, and 110 basis for the nine months ended September 30, 2008.

Cost of Services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2009	% of Revenue	2008	% of Revenue	Change	% Change	2009	% of Revenue	2008	% of Revenue	Change	% Change
In thousands:
Unified Communications	$106,943	38.4%	$96,873	35.1%	$10,070	10.4%	$313,378	37.1%	$262,597	36.1%	$50,781	19.3%
Communication Services	154,530	54.8%	158,030	48.8%	(3,500)	-2.2%	488,233	52.4%	495,077	52.0%	(6,844)	-1.4%
Intersegment eliminations	(903)	NM	(417)	NM	(486)	NM	(2,723)	NM	(1,485)	NM	(1,238)	NM

Total	$260,570	46.6%	$254,486	42.5%	$6,084	2.4%	$798,888	45.1%	$756,189	45.1%	$42,699	5.6%

NM - Not Meaningful

Unified Communications cost of services for the three months ended September 30, 2009 increased $10.1 million, or 10.4%, to $106.9 million from $96.9 million for the three months ended September 30, 2008. As a percentage of revenue, Unified Communications cost of services increased to 38.4% for the three months ended September 30, 2009, from 35.1% for the three months ended September 30, 2008. Unified Communications cost of services for the nine months ended September 30, 2009 increased $50.8 million, or 19.3%, to $313.4 million from $262.6 million for the nine months ended September 30, 2008. The increase in cost of services for the nine months ended September 30, 2009 included $25.0 million from the acquisition of Genesys. As a percentage of revenue, Unified Communications cost of services increased to 37.1% for the nine months ended September 30, 2009, up from 36.1% for the nine months ended September 30, 2008.

Communication Services costs of services decreased $3.5 million, or 2.2%, in the three months ended September 30, 2009 to $154.5 million from $158.0 million for the three months ended September 30, 2008. The decrease in cost of services for the three months ended September 30, 2009 was offset by $15.2 million of cost of services attributable to the acquisition of Positron. As a percentage of revenue, Communication Services cost of services increased to 54.8% for the three months ended September 30, 2009, up from 48.8% for the three months ended September 30, 2008.

This increase in the percentage of cost of services to revenue for the three months ended September 30, 2009 was largely due to the $25.5 million portfolio receivable impairment charge recorded during the three months ended September 30, 2009. No impairment was recorded in the three months ended September 30, 2008. The impact of the valuation allowance on Communication Services cost of services as a percentage of revenue was 450 basis points for the three months ended September 30, 2009.

Communication Services costs of services decreased $6.8 million, or 1.4%, in the nine months ended September 30, 2009 to $488.2 million from $495.1 million for the nine months ended September 30, 2008. The decrease in cost of services for the nine months ended September 30, 2009 included $47.7 million from the acquisitions of HBF and Positron. As a percentage of revenue, Communication Services cost of services increased to 52.4% for the nine months ended September 30, 2009, from 52.0% for the nine months ended September 30, 2008. The impact of the valuation allowance on Communication Services cost of services as a percentage of revenue for the nine months ended September 30, 2009 and 2008 was 140 basis points and 230 basis points, respectively.

Selling, general and administrative expenses (“SG&A”): SG&A expenses for the three months ended September 30, 2009 decreased $11.3 million, or 4.9%, to $221.4 million from $232.7 million for the three months ended September 30, 2008. This decrease was partially offset by increases from acquisitions of $4.8 million. As a percentage of revenue, SG&A expenses increased to 39.6% of revenue for the three months ended September 30, 2009 from 38.9% for the three months ended September 30, 2008. The impact of the valuation allowance on SG&A as a percentage of revenue was 170 basis points for the three months ended September 30, 2009.

SG&A expenses for the nine months ended September 30, 2009 increased by $22.8 million, or 3.5%, to $680.8 million from $658.0 million for the nine months ended September 30, 2008. This increase included $46.6 million from acquisitions. As a percentage of revenue, SG&A expenses improved to 38.4% for the nine months ended September 30, 2009, from 39.3% for the nine months ended September 30, 2008. The improvement in SG&A as a percentage of revenue was driven primarily by cost control initiatives and acquisition synergies.

Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2009	% of Revenue	2008	% of Revenue	Change	% Change	2009	% of Revenue	2008	% of Revenue	Change	% Change
In thousands:
Unified Communications	$100,584	36.1%	$112,479	40.7%	$(11,895)	-10.6%	$303,885	35.9%	$286,861	39.4%	$17,024	5.9%
Communication Services	121,241	43.0%	121,389	37.5%	(148)	-0.1%	378,287	40.6%	373,916	39.3%	4,371	1.2%
Intersegment eliminations	(397)	NM	(1,132)	NM	735	NM	(1,397)	NM	(2,823)	NM	1,426	NM

Total	$221,428	39.6%	$232,736	38.9%	$(11,308)	-4.9%	$680,775	38.4%	$657,954	39.3%	$22,821	3.5%

NM - Not Meaningful

Unified Communications SG&A for the three months ended September 30, 2009 decreased $11.9 million, or 10.6%, to $100.6 million from $112.5 million for the three months ended September 30, 2008. As a percentage of revenue, Unified Communications SG&A expenses improved to 36.1% for the three months ended September 30, 2009 from 40.7% for the three months ended September 30, 2008. Unified Communications SG&A for the nine months ended September 30, 2009 increased $17.0 million, or 5.9%, to $303.9 million from $286.9 million for the nine months ended September 30, 2008. The increase in SG&A for the nine months ended September 30, 2009 included $30.8 million from the acquisition of Genesys. As a percentage of revenue, Unified Communications SG&A expenses improved to 35.9% for the nine months ended September 30, 2009, from 39.4% for the nine months ended September 30, 2008. The Unified Communications segment has effectively reduced SG&A expenses through realized synergies from acquisitions.

Communication Services SG&A expenses decreased $0.1 million, or 0.1%, to $121.2 million for the three months ended September 30, 2009 from $121.4 million for the three months ended September 30, 2008. The decrease in SG&A expenses for the three months ended September 30, 2009 included SG&A of $4.8 million from the acquisition of Position. As a percentage of revenue, Communication Services SG&A expenses increased to 43.0% for the three months ended September 30, 2009 from 37.5% for the three months ended September 30, 2008. The impact of the valuation allowance on SG&A as percentage of revenue was 360 basis points for the three months ended September 30, 2009.

Communication Services SG&A expenses increased $4.4 million, or 1.2%, to $378.3 million for the nine months ended September 30, 2009 from $373.9 million for the nine months ended September 30, 2008. The increase in SG&A expenses for the nine months ended September 30, 2009 included $15.9 million from the acquisition of Positron and HBF and $3.4 million in additional litigation settlement expenses. As a percentage of revenue, Communication Services SG&A expenses increased to 40.6% for the nine months ended September 30, 2009, from 39.3% for the nine months ended September 30, 2008. The impact of the valuation allowance on SG&A as a percentage of revenue for the nine months ended September 30, 2009 and 2008 was 110 basis points and 170 basis points, respectively.

Operating income: Operating income for the three months ended September 30, 2009 decreased by $34.3 million, or 30.8%, to $77.0 million from $111.3 million for the three months ended September 30, 2008. As a percentage of revenue, operating income decreased to 13.8% for the three months ended September 30, 2009 from 18.6% for the three months ended September 30, 2008. The decrease in operating income for the three months ended September 30, 2009 was primarily the result of the $25.5 million impairment charge recorded to establish a valuation allowance against the carrying value of portfolio receivables in the Communication Services segment. No impairment was taken in the three months ended September 30, 2008. The impact of the valuation allowance on operating income as a percentage of revenue was 370 basis points for the three months ended September 30, 2009.

Operating income for the nine months ended September 30, 2009 improved by $31.6 million, or 12.1%, to $293.2 million from $261.6 million for the nine months ended September 30, 2008. As a percentage of revenue, operating income improved to 16.5% for the nine months ended September 30, 2009, from 15.6% for the nine months ended September 30, 2008. The increase in operating income for the nine months ended September 30, 2009 was primarily the result of the $44.1 million impairment charges recorded to establish a valuation allowance against the carrying value of portfolio receivables in the Communication Services segment during the nine months ended September 30, 2008, net operating income from acquisitions and related synergies in 2009. The impairment charge taken in the nine months ended September 30, 2009 was $25.5 million.

Operating income by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2009	% of Revenue	2008	% of Revenue	Change	% Change	2009	% of Revenue	2008	% of Revenue	Change	% Change
In thousands:
Unified Communications	$70,817	25.4%	$66,852	24.2%	$3,965	5.9%	$228,125	27.0%	$178,870	24.6%	$49,255	27.5%
Communication Services	6,197	2.2%	44,454	13.7%	(38,257)	-86.1%	65,090	7.0%	82,703	8.7%	(17,613)	-21.3%

Total	$77,014	13.8%	$111,306	18.6%	$(34,292)	-30.8%	$293,215	16.5%	$261,573	15.6%	$31,642	12.1%

Unified Communications operating income for the three months ended September 30, 2009 improved $4.0 million, or 5.9%, to $70.8 million from $66.9 million for the three months ended September 30, 2008. As a percentage of revenue, Unified Communications operating income improved to 25.4% for the three months ended September 30, 2009 from 24.2% for the three months ended September 30, 2008. Unified Communications operating income for the nine months ended September 30, 2009 improved $49.3 million, or 27.5%, to $228.1 million from $178.9 million for the nine months ended September 30, 2008. The increase in operating income for the nine months ended September 30, 2009 included operating income of $39.3 million from the acquisition of Genesys. As a percentage of revenue, Unified Communications operating income improved to 27.0% for the nine months ended September 30, 2009, from 24.6% for the nine months ended September 30, 2008.

Communication Services operating income for the three months ended September 30, 2009 decreased $38.3 million, or 86.1%, to $6.2 million from $44.5 million for the three months ended September 30, 2008. The decrease in operating income for the three months ended September 30, 2009 was primarily the result of the $25.5 million impairment charge recorded to establish a valuation allowance against the carrying value of portfolio receivables and reductions in agent-based services of $14.6 million. As a percentage of revenue, Communication Services operating income decreased to 2.2% for the three months ended September 30, 2009 from 13.7% for the three months ended September 30, 2008. The impact of the valuation allowance on operating income as a percentage of revenue was 810 basis points for the three months ended September 30, 2009.

Communication Services operating income for the nine months ended September 30, 2009 decreased $17.6 million, or 21.3%, to $65.1 million from $82.7 million for the nine months ended September 30, 2008. The decrease in operating income for the nine months ended September 30, 2009 was driven primarily by reduction in agent-based services of $36.6 million partially offset by lower impairment charges taken in the nine months ended September 30, 2009 compared to the nine months, ended September 30, 2008. As a percentage of revenue, Communication Services operating income declined to 7.0% for the nine months ended September 30, 2009, from 8.7% for the nine months ended September 30, 2008. The impact of the valuation allowance on operating income as a percentage of revenue for the nine months ended September 30, 2009 and 2008 was 250 basis points and 400 basis points, respectively.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments and sub-lease rental income. Other income (expense) for the three months ended September 30, 2009 was ($70.2) million, compared to ($74.8) million for the three months ended September 30, 2008. Other income (expense) for the nine months ended September 30, 2009 was ($192.2) million, compared to ($218.2) million for the nine months ended September 30, 2008. The changes in other expense for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively, were primarily due to interest expense on increased outstanding debt offset by lower interest rates in 2009 than we experienced during the three and nine months ended September 30, 2008. Interest expense during the three and nine months ended September 30, 2009 also included a reduction of $0.4 million and $3.1 million, respectively, for the decline in the fair value liability of the interest rate swap hedges which were determined to be ineffective and therefore did not qualify for hedge accounting treatment. Interest expense was further reduced during the three and nine months ended September 30, 2009 by $1.1 million and $4.8 million, respectively, for hedges that did not qualify for hedge accounting treatment compared to $0.2 million for the three and nine months ended September 30, 2008.

Non-controlling interest: We had non-controlling interest (formerly minority interest) expense of $0.6 million and $2.7 million for the three and nine months ended September 30, 2009, respectively, compared to non-controlling interest expense of $1.4 million and income of $2.3 million, respectively, in the three and nine months ended September 30, 2008.

Net income-West Corporation: Our net income for the three months ended September 30, 2009 decreased $17.8 million to $3.9 million from $21.7 million for the three months ended September 30, 2008. Our net income improved $32.7 million, or 115.7%, for the nine months ended September 30, 2009 to $61.0 million from $28.3 million for the nine months ended September 30, 2008.

Net income includes a provision for income tax expense at an effective rate of approximately 38.0% for the three and nine months ended September 30, 2009, compared to an effective tax rate of approximately 36.5% and 40.0% for the three and nine months ended September 30, 2008, respectively.

Earnings (loss) per common share: Earnings per common L share-basic for the three months ended September 30, 2009 improved to $3.63 from $3.20 for the three months ended September 30, 2008. Earnings per common L share-basic for the nine months ended September 30, 2009 improved to $11.01 from $9.73 for the nine months ended September 30, 2008. Earnings per common L share-diluted for the three months ended September 30, 2009 improved to $3.47 from $3.07 for the three months ended September 30, 2008. Earnings per common L share-basic for the nine months ended September 30, 2009 improved to $10.55 from $9.33 for the nine months ended September 30, 2008.

Loss per common A share-basic and diluted for the three months ended September 30, 2009 was ($0.37) compared to ($0.11) in the three months ended September 30, 2008. Loss per common A share-basic and diluted for the nine months ended September 30, 2009 improved to ($0.56) from ($0.78) for the nine months ended September 30, 2008.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds received by us from the Proposed Offering to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from the Proposed Offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”). We may also use a portion of the net proceeds received by us to repurchase certain of our notes and for working capital and other general corporate purposes. We will have broad discretion in the way that we use the net proceeds of the offering received by us.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, noncontrolling interest distributions, tax payments and the repayment of principal and interest on debt.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2009	2008	Change	% Change
Cash flows from operating activities	$200,792	$160,621	$40,171	25.0%
Cash flows from (used in) investing activities	$(57,373)	$(395,916)	$338,543	85.5%
Cash flows from (used in) financing activities	$(232,199)	$345,707	$(577,906)	-167.2%

Net cash flows from operating activities improved $40.2 million, or 25.0%, to $200.8 million for the nine months ended September 30, 2009, compared to net cash flows provided by operating activities of $160.6 million for the nine months ended September 30, 2008. The increase in net cash flows provided by operating activities is primarily due to improved operations and working capital.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 59 days, excluding the impact of portfolio impairments, at September 30, 2009. At September 30, 2008 the days sales outstanding was 54 days.

Net cash flows used in investing activities decreased $338.5 million, or 85.5%, to $57.4 million for the nine months ended September 30, 2009, compared to net cash flows used in investing activities of $395.9 million for the nine months ended September 30, 2008. We invested $318.2 million for the acquisitions and related transaction costs of HBF and Genesys during the nine months ended September 30, 2008 compared to $1.6 million in acquisition activity for the nine months ended September 30, 2009. We invested $90.7 million in capital expenditures during the nine months ended September 30, 2009 compared to $78.0 million for the nine months ended September 30, 2008. The capital expenditures in 2009 were mainly related to telephone switching equipment, computer hardware and software additions and upgrades. Investing activities during the nine months ended September 30, 2009 included the purchase of receivable portfolios for $1.7 million and cash proceeds applied to amortization of receivable portfolios of $36.4 million, compared to $40.0 million for the purchase of receivable portfolios and $39.9 million of cash proceeds applied to the amortization of receivable portfolios during the nine months ended September 30, 2008.

Net cash flows (used in) from financing activities decreased $577.9 million, or 167.2%, to ($232.2) million for the nine months ended September 30, 2009, compared to net cash flow from financing activities of $345.7 million for the nine months ended September 30, 2008. Principal repayments on the senior secured term loan facility were $19.0 million for the nine months ended September 30, 2009, compared to $18.6 million during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, $174.9 million was paid on the senior secured revolving credit facility and the multicurrency revolving credit facility. During the nine months ended September 30, 2008, the net increase in our revolving credit facilities was $194.6 million. During the nine months ended September 30, 2008, net proceeds from the term loan add-on of the senior secured credit facility and the multicurrency revolving credit facility were $198.7 million and were used to finance the Genesys acquisition. During the nine months ended September 30, 2009, payments on portfolio notes payable were $28.5 million compared to $53.5 million during the nine months ended September 30, 2008. No proceeds from the issuance of portfolio notes payable were received during the nine months ended September 30, 2009 compared to $31.0 million for the nine months ended September 30, 2008. Given the Company’s current levels of cash on hand, anticipated cash flow from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

On August 6, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Lehman Commercial Paper, Inc. (“LCPI”), as the then administrative agent, and Wachovia Bank, National Association (“Wachovia”), as successor agent, entered into Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement (the “Fourth Amendment”) amending the Credit Agreement, dated as of October 24, 2006, by and among West, LCPI, as initial administrative agent and the various lenders party thereto, as lenders, as previously amended as of February 14, 2007, May 11, 2007, May 16, 2008 (as so and thereafter amended, the “Credit Agreement”). The Fourth Amendment provided for the resignation of LCPI as administrative agent and swing line lender under the Credit Agreement, the appointment of Wachovia as successor administrative agent and swing line lender, and modifications to the terms upon which such functions will be performed. In addition, the Fourth Amendment removed West Asset Management, Inc. (“WAM”) as a subsidiary borrower and reallocated the designated amount deemed to have been borrowed by WAM to West. The Fourth Amendment did not change WAM’s status as a guarantor of the obligations under the Credit Agreement.

On August 28, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Wachovia, as successor administrative agent and the various lenders party thereto entered into Amendment No. 5 (the “Fifth Amendment”), amending the Credit Agreement. The Fifth Amendment permits West to, among other things, (i) agree with individual lenders to extend the maturity of their term loans or extend or refinance their revolving credit commitments under the Credit Agreement, and pay a different interest rate or otherwise modify certain terms of their loans or revolving commitments in connection with such an extension, and (ii) issue new secured notes, which may include indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, so long as, among other things, the net cash proceeds from any such issuance are used to prepay certain loans under the Credit Agreement at par. In connection with the execution of the Fifth Amendment, West has extended the maturity date for $1.0 billion of its existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) and the interest rate margins of such extended term loans have been increased.

The senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with balloon payments at October 24, 2013 and July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) of approximately $1,408.8 million and $928.4 million, respectively. The senior secured term loan facility pricing is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at September 30, 2009), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at September 30, 2009). The interest rate margins for the extended term loans are based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of September 30, 2009, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of September 30, 2009, base rate plus 2.875%), except for the $134.0 million term loan expansion, which is priced at LIBOR (subject to a 3.5% floor) plus 5.0%, and Base Rate plus 4.0% for base rate loans. The rate at September 30, 2009 is Base Rate plus 4.0% or 7.25%.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at September 30, 2009), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at September 30, 2009). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility and revolving credit facility during the three and nine months ended September 30, 2009 were 5.46% and 5.35%, respectively, compared to 6.42% and 6.59%, respectively, during the three and nine months ended September 30, 2008. The average daily outstanding balance of the revolving credit facility during the three and nine months ended September 30, 2009 was $149.4 million and $198.1 million, respectively. The highest balance outstanding on the revolving credit facility during the three and nine months ended September 30, 2009 was $224.0 million.

In October 2006, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At September 30, 2009 we had $1,200.0 million of the outstanding $2,466.5 million senior secured term loan facility hedged at rates from 3.38% to 5.01%. See “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk–Lehman Hedges” elsewhere in this report for a discussion on the impact of Lehman Brothers bankruptcy on two of these interest rate swaps.

In August 2008, we entered into a one-year interest rate basis swap overlay to reduce interest expense to take advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis overlay swaps on our swaps entered into in October 2006. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments at LIBOR plus 10.5 bps. The termination dates and notional amounts match the interest rate swaps noted above.

During the three months ended March 31, 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on the forward starting interest rate swaps ranges from 2.56% to 2.60%.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $298.5 million, including the aggregate amount of $67.5 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Multicurrency revolving credit facility

InterCall Conferencing Services Limited, a foreign subsidiary of InterCall (“ICSL”), maintains a $75.0 million multicurrency revolving credit facility. The credit facility is secured by substantially all of the assets of ICSL, and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures on May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.375% to 3.125% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)). The margin at September 30, 2009 was 2.375%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility during the three and nine months ended September 30, 2009 was 6.23% and 6.02%, respectively, compared to 8.7% for the three months ended September 30, 2008 and 8.6% from inception, May 16, 2008, through September 30, 2008. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test. The outstanding balance of the multicurrency revolving credit facility at September 30, 2009 was $19.4 million. The average daily outstanding balance of the multicurrency revolving credit facility during the three and nine months ended September 30, 2009 was $28.9 million and $38.8 million, respectively. The highest balance outstanding on the multicurrency revolving credit facility during the nine months ended September 30, 2009, was $48.2 million.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility The Company is required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to consolidated adjusted earnings before interest expense, share-based compensation, taxes, depreciation and amortization, noncontrolling interest, non-recurring litigation settlement costs, impairments and other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries (“Adjusted EBITDA”) may not exceed 6.50 to 1.0, at September 30, 2009 and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.75 to 1.0. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2009. These financial covenants will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 3.75 to 1.0 in 2013 and the interest coverage ratio reaches 2.50 to 1.0 in 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of the Company’s capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing the Company’s subordinated indebtedness, including the senior subordinated notes and changes in the Company’s lines of business.

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

Senior Notes The senior notes indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

Senior Subordinated Notes The senior subordinated indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

Multicurrency Revolving Credit Facility InterCall Conferencing Services Limited is required to comply on a quarterly basis with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of InterCall Conferencing Services Limited and its subsidiaries (“InterCall UK Group”) could exceed 2.75 to 1.0 tested as of the last day of each of the first full three quarters ending after the utilization date, 2.50 to 1.0 tested as of the last day of each of the next four fiscal quarters (beginning with the fiscal quarter ended June 30, 2009) and 2.25 to 1.0 tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0 to 1.0 as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, increases over the life of the agreement from £45.0 million in 2008 and £47.5 million in 2009 to £50.0 million in 2010 and thereafter.

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

At September 30, 2009, our credit ratings and outlook were as follows:

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

Sales of Accounts Receivable

During the third quarter of 2009, West Receivables LLC, a wholly-owned bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia. Under the facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased accounts receivable for cash to one or more financial institutions. The proceeds of the facility are available for general corporate purposes. The facility qualifies as off-balance sheet financing under the provisions of Accounting Standards Codification Topic 860 “Transfers and Servicing” to the extent of the undivided interest sold by West Receivables LLC. West Receivables LLC and West Receivables Holdings LLC are consolidated in the Company’s condensed consolidated financial statements. At September 30, 2009 there was no funding under the facility.

Receivables Management Asset Portfolio Notes Payable Facilities

We historically have maintained, through majority-owned subsidiaries, receivables management financing facilities with affiliates of Cargill, Inc. and CarVal Investors, LLC (the “Portfolio Lenders”). Each Portfolio Lender is a noncontrolling interest holder in the applicable majority-owned subsidiary. Pursuant to these agreements, we have borrowed up to 85% of the purchase price of each receivables portfolio purchased from the lender and funded the remaining purchase price. Interest generally accrues on the outstanding debt at a variable rate of 2.75% over prime. The debt is non-recourse and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivables portfolios within a loan series. Each loan series contains a group of portfolio asset pools that had an aggregate original principal amount of approximately $20 million. These notes mature in 24 to 30 months from the date of origination. At September 30, 2009, we had $52.5 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $88.5 million outstanding at December 31, 2008. The Portfolio Lenders discontinued new financing through the applicable facilities and served a complaint asserting the occurrence of facility events of default. Subsequent to September 30, 2009 the parties reached a settlement of the complaint and West’s counterclaims. Prior to settlement of the litigation, one of the Portfolio Lenders held collection proceeds in the collateral account rather than make distributions consistent with past practice. As of September 30, 2009, such collateral account included approximately $14.7 million, including $11.8 million which we believe is due us in connection with our investment. See Part II, Item 1, “Legal Proceedings” and Note 16 to the Condensed Consolidated Financial Statements for further details of the litigation and settlement.

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008 and which expired December 31, 2008. The debt is non-recourse to us and collateralized by all of the assets of the applicable majority-owned subsidiary, including receivable portfolios within a loan series. Each loan series contains a group of portfolio asset pools that provide for an aggregate original principal amount of approximately $10 million. These notes mature in 24 months from the date of origination. At September 30, 2009, we had $1.0 million of non-recourse portfolio notes payable outstanding under this facility compared to $2.8 million outstanding at December 31, 2008. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. On August 6, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, LCPI, as the then administrative agent, and Wachovia, as successor agent, entered into the Fourth Amendment, amending the Credit Agreement. The Fourth Amendment provided for the resignation of LCPI as administrative agent and swing line lender under the Credit Agreement, the appointment of Wachovia, as successor administrative agent and swing line lender, and modifications to the terms upon which such functions will be performed. In addition, the Fourth Amendment removed WAM as a subsidiary borrower and reallocated the designated amount deemed to have been borrowed by WAM to West. The Fourth Amendment did not change WAM’s status as a guarantor of the obligations under the Credit Agreement.

On August 28, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Wachovia, as successor administrative agent and the various lenders party thereto entered into the Fifth Amendment, amending the Credit Agreement. The Fifth Amendment permits West to, among other things, (i) agree with individual lenders to extend the maturity of their term loans or extend or refinance their revolving credit commitments under the Credit Agreement, and pay a different interest rate or otherwise modify certain terms of their loans or revolving commitments in connection with such an extension, and (ii) issue new secured notes, which may include indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, so long as, among other things, the net cash proceeds from any such issuance are used to prepay certain loans under the Credit Agreement at par. In connection with the execution of the Fifth Amendment, West has extended the maturity date for $1.0 billion of its existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) and the interest rate margins of such extended term loans have been increased. The interest rate margins for the extended term loans is based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of September 30, 2009, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of September 30, 2009, base rate plus 2.875%). There were no other material changes to our contractual obligations since December 31, 2008.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $95.3 million for the nine months ended September 30, 2009. Capital expenditures were $78.0 million for the nine months ended September 30, 2008. We currently estimate our capital expenditures for the remainder of 2009 to be approximately $20.0 million to $35.0 million, primarily for equipment and upgrades at existing facilities.

Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future. The effects of inflation on our variable interest rate debt is discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through August 2012 and are renewed as required. The outstanding commitment on these obligations at September 30, 2009 was $17.3 million.

During the third quarter of 2009, we entered into $125.0 million trade accounts receivable financing facility. The facility is conducted through West Receivables, LLC, a wholly-owned bankruptcy remote subsidiary of ours. Any funding by the financial institutions involved in the receivables facility qualifies for sale treatment under Accounting Standards Codification Topic 860, “Transfers and Servicing.” At September 30, 2009 there was no funding under the facility.

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on our historical experience combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. The accounting policies we consider critical are our accounting policies with respect to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets and income taxes.

During the third quarter of 2009, we implemented certain organizational changes and our Chief Executive Officer began making strategic and operational decisions with respect to assessing performance and allocating resources based on a new segment structure. We now operate in two business segments, Unified Communications and Communication Services. Consistent with this approach, the receivables management business (formerly reported as a separate segment) is now part of the Communication Services segment, and the newly named Unified Communications segment is composed of the alerts and notifications business (formerly managed under the Communication Services segment) and the conferencing and collaboration business. The revised organizational structure more closely aligns the resources used by the businesses in each segment.

Our disclosure of the revenue recognition policy was updated to reflect the reorganization. The updated policy for revenue recognition states that in our Unified Communications segment, our services are generally billed and recognized on a per message or per minute basis. Our Communication Services segment recognizes revenue for automated and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, clients are generally progress-billed prior to the completion of the installation and these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up front fees and related costs are recognized ratably over the term of the contract or the expected life of the client relationship, whichever is longer. Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. In compliance with Accounting Standards Codification Topic 310 (“Receivables”) (“ASC 310”), we account for our investments in receivable portfolios using either the level-yield method or the cost recovery method. During 2008 and 2009, we began using the cost recovery method for portfolios where the amounts and timing of cash collections could not be reasonably estimated. For all other receivable portfolios, we believe that the amounts and timing of cash collections for these purchased receivables can be reasonably estimated; therefore, we utilize the level-yield method of accounting for our purchased receivables. The level-yield method applies an effective interest rate or IRR to the cost basis of portfolio pools.

ASC 310 increases the probability that we will incur impairment allowances in the future, and these allowances could be material. Periodically, we will sell all or a portion of a receivables pool to third parties. The gain or loss on these sales is recognized to the extent the proceeds exceed or, in the case of a loss, are less than the cost basis of the underlying receivables.

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

Interest Rate Risk

As of September 30, 2009, we had $2,466.5 million outstanding under our senior secured term loan facility, $80.0 million outstanding under our senior secured revolving credit facility and $19.4 million outstanding under our multicurrency revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes and $52.5 million outstanding under the portfolio notes payable facilities.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at September 30, 2009 consist of the following:

	Outstanding at variable interest rates (1)	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility	$1,266,469	$1,583.1
Senior Secured Revolving Credit Facility	80,000	100.0
Multicurrency revolving credit facility	19,365	24.2
Portfolio Notes Payable Facilities	52,486	65.6

Variable rate debt	$1,418,320	$1,772.9

(1)	Net of $1,200.0 million interest rate swaps

Lehman Hedges - In September and October 2008, the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, will be recorded as interest expense. The change in fair value of these hedges during the three and nine months ended September 30, 2009 was $1.1 million and $5.8 million, respectively. At June 30, 2008, the Other Comprehensive Loss associated with one of these hedges was $3.3 million and will be reclassified into earnings over the remaining life of the hedge which terminates on October 24, 2009. During the three and nine months ended September 30, 2009, $0.6 million and $1.8 million of Other Comprehensive Loss and $0.4 million and $1.2 million of the related deferred income tax liability were reclassified and recorded as interest expense, respectively. The second Lehman hedge agreement was implemented after June 30, 2008 and was never accounted for under hedge accounting. The aggregate notional value of these two hedges at September 30, 2009 was $416.0 million.

Foreign Currency Risk

The Unified Communications segment conducts business in countries outside of the United States. Revenues and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not attempt to hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenues and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the nine months ended September 30, 2009, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On September 30, 2009, the Communication Services segment had no material revenue outside the United States. Our facilities in Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars. Positron has several Canadian operating units, but most of its revenue contracts are denominated in U.S. dollars.

For the nine months ended September 30, 2009 and 2008, revenues from non-U.S. countries were approximately 15% and 13% of consolidated revenues, respectively. During these periods, no individual foreign country accounted for greater than 10% of revenue. At September 30, 2009 and December 31, 2008, long-lived assets from non-U.S. countries were approximately 10% and 11%, of consolidated long-lived assets respectively. We have not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenues, expenses, and operating income between periods.

Investment Risk

In October 2006, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to 5.01%. In August 2007, we entered into two two-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt and hedged an additional $120.0 million at rates from 4.81% to 4.815%. In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At December 31, 2008, we had $1,320.0 million of the outstanding $2,485.4 million senior secured term loan facility hedged at rates from 3.38% to 5.01%. At September 30, 2009, we had $1,200.0 million of the outstanding $2,466.5 million senior secured term loan facility hedged at rates from 3.38% to 5.01%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

In the ordinary course of business, we and certain of our subsidiaries are defendants in various litigation matters and are subject to claims from our clients for indemnification, some of which may involve claims for damages that are substantial in amount. We believe, except for the items discussed below for which we are currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff’s suit seeks statutory and compensatory damages. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the suit expired in December 2008. Plaintiff Tammy Kerce recently filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and also seeking to add multiple state wage and hour claims on a class basis. We intend to vigorously oppose plaintiff’s Motion to Amend. After discovery, we will have an opportunity to seek to decertify the FLSA class before trial. The parties have reached a tentative settlement and are seeking court approval of the settlement.

CFSC Capital Corp. XXXIV and CVI GVF v. West Receivable Services Inc. et al. On December 31, 2008, CFSC Capital Corp. XXXIV (the “WAP I Lender”) and CVI GVF (the “WAP II Lender;” and, together with the “WAP I Lender,” the “Lenders”), affiliates of Cargill, Inc. and CarVal Investors, served a complaint, later filed on July 31, 2009, against West Receivable Services, Inc. (the “West Member”), West Asset Management, Inc. (the “Servicer”), Worldwide Asset Purchasing, LLC (“WAP I”) and Worldwide Asset Purchasing II, LLC (“WAP II”) in the State District Court in Hennepin County Minnesota.

The Lenders allege that WAP I and WAP II have committed several breaches of contract, including:

(i)	submitting incorrect projections that contained omissions which caused the projections to be materially misleading;

(ii)	incurring legal costs in excess of the amounts described in certain servicing plans;

(iii)	selling certain asset pools without offering the Lenders an opportunity to bid on such pools; and

(iv)	failure to undertake all reasonable efforts to collect each amount.

The Lenders contend that such breaches constitute an event of default for each of the two facilities. The Lenders also allege that the Servicer breached a servicing agreement with the Lenders by paying itself an excessive servicing fee as a result of allegedly including recovered advanced court costs in the calculation of the servicing fee. The Lenders further allege that the West Member has breached a covenant to deliver financial information that fairly presented the financial condition of WAP I and WAP II. In addition, the Lenders allege that in its capacity as manager of each of WAP I and WAP II, the West Member has breached its fiduciary duty to the Lenders.

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

The West Member owns a majority interest in each of WAP I and WAP II, while the WAP I Lender owns a minority interest in WAP I and the WAP II Lender owns a minority interest in WAP II. West Member is the manager of both WAP I and WAP II. At September 30, 2009, the WAP I collateral account includes approximately $14.7 million, including $11.9 million which West Member believes is due to it in connection with its WAP I investment.

Subsequent to September 30, 2009 this litigation was settled. See Note 16 to the Condensed Consolidated Financial Statements for additional details.

Item 6.	Exhibits

10.01

Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement, dated as of July 23, 2009, by and among Lehman Commercial Paper Inc., Wachovia Bank, North America, West Corporation and certain domestic subsidiaries of West Corporation, amending the Credit Agreement dated as of October 24, 2006 between West Corporation, certain domestic subsidiaries of West Corporation, Lehman Commercial Paper Inc. and the various lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2009).

10.02

Amendment No. 5, dated as of August 28, 2009, by and among Wachovia Bank, National Association, as successor administrative agent, West Corporation, certain domestic subsidiaries of West Corporation and the lenders party thereto, amending the Credit Agreement dated as of October 24, 2006 between West Corporation, certain domestic subsidiaries of West, Lehman Commercial Paper, Inc., as initial administrative agent, and the various lenders party thereto.

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
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: October 29, 2009

EXHIBIT INDEX

Exhibit Number	Description

10.01	Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement, dated as of July 23, 2009, by and among Lehman Commercial Paper Inc., Wachovia Bank, North America, West Corporation and certain domestic subsidiaries of West Corporation, amending the Credit Agreement dated as of October 24, 2006 between West Corporation, certain domestic subsidiaries of West Corporation, Lehman Commercial Paper Inc. and the various lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2009).

10.02	Amendment No. 5, dated as of August 28, 2009, by and among Wachovia Bank, National Association, as successor administrative agent, West Corporation, certain domestic subsidiaries of West Corporation and the lenders party thereto, amending the Credit Agreement dated as of October 24, 2006 between West Corporation, certain domestic subsidiaries of West, Lehman Commercial Paper, Inc., as initial administrative agent, and the various lenders party thereto.

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002