Form 10-K
period 2009-12-31
WEST CORP
filed 2010-02-12
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At February 5, 2010, 87,990,684.7 shares of the registrant’s Class A common stock and 9,970,565.5875 shares of the registrant’s Class L common stock were outstanding.

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

Overview

We are a leading provider of technology-driven, voice-oriented solutions. We offer our clients a broad range of communications and infrastructure management solutions that help them manage or support critical communications. The scale and processing capacity of our proprietary technology platforms, combined with our world-class expertise and processes in managing telephony and human capital, enable us to provide our clients with premium outsourced communications solutions. Our automated service and conferencing solutions are designed to improve our clients’ cost structure and provide reliable, high-quality services. Our solutions also help deliver mission-critical services, such as public safety and emergency communications. We serve Fortune 1000 companies and other clients in a variety of industries, including telecommunications, banking, retail, financial services, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communication needs of our clients. We have evolved into a predominantly automated processor of voice-oriented transactions and a provider of network infrastructure solutions for the communications needs of our clients. In 2009, we grew revenue by 5.7% over 2008 to $2,375.7 million and generated $647.9 million in adjusted EBITDA, or 27.3% margins, and $88.2 million in net income and $272.9 million in cash flows from operating activities. See “Selected Consolidated Financial Data.”

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2009, we managed over 20.8 billion telephony minutes and over 97 million conference calls, facilitated over 240 million 9-1-1 calls, and delivered over 447 million notification calls and over 82 million data messages. With approximately 510,000 telephony ports to handle conference calls, alerts and notifications and customer service, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 180,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

Corporate Information

We are a Delaware corporation that was founded in 1986. On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between us and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of our recapitalization. Pursuant to such recapitalization, Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation, and our publicly traded securities were cancelled in exchange for cash.

We financed the recapitalization with equity contributions from the Sponsors and the rollover of a portion of our equity interests held by Gary and Mary West, the founders of West, and certain members of management, along with a new $2.1 billion senior secured term loan facility, a new senior secured revolving credit facility providing financing of up to $250.0 million (none of which was drawn at the closing of the recapitalization) and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016.

Our principal executive offices are located at 11808 Miracle Hills Drive, Omaha, Nebraska 68154 and our telephone number at that address is (402) 963-1200. Our website address is www.west.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.

Our Services

We believe we have built our reputation as a best-in-class service provider over the past 23 years by delivering differentiated, high-quality solutions for our clients. Our portfolio of technology-driven, voice-oriented solutions includes:

Unified Communications

— Conferencing & Collaboration Services. Operating under the InterCall brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research, and managed over 97 million conference calls in 2009. We provide our clients with an integrated global suite of meeting replacement services. These include on-demand automated conferencing services, operator-assisted services for complex audio conferences or large events, web conferencing services that allow clients to make presentations and share applications and documents over the Internet, video conferencing applications that allow clients to experience real-time video presentations and conferences and streaming services to connect remote employees and host virtual events.

— Alerts & Notifications Services. Our solutions leverage our proprietary technology platforms to allow clients to manage and deliver automated personalized communications quickly and through multiple delivery channels (voice, text messaging, email and fax). For example, we deliver patient notifications, appointment reminders and prescription refill reminders on behalf of our healthcare clients (medical and dental practices, hospitals and pharmacies), provide travelers with flight arrival and departure updates on behalf of our transportation clients and transmit emergency evacuation notices on behalf of municipalities. Our platform also enables two-way communications which allows recipients of a message to respond with relevant information to our clients.

Communication Services

— Automated Services

— Emergency Communications Services. We believe we are the largest provider of emergency communications infrastructure systems and services, based on our own estimates of the number of 9-1-1 calls that we and other participants in the industry facilitated. Our solutions are critical in facilitating public safety agencies’ ability to coordinate responses to emergency events. We provide the network database solution that routes emergency calls to the appropriate 9-1-1 centers and allows the appropriate first responders (police, fire, and ambulance) to be assigned to those calls. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ local telephone bills. We also provide fully-integrated desktop communications technology solutions to public safety agencies that enable enhanced 9-1-1 call handling.

— Automated Customer Service. Over the last 20 years we believe we have developed a best-in-class suite of automated voice-oriented solutions. Our solutions allow our clients to effectively communicate with their customers through inbound and outbound interactive voice response (IVR) applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our automated services technology platforms serve as the backbone of our telephony management capabilities and our scale and operational flexibility have helped us launch and grow other key services, such as conferencing, alerts and notifications and West at Home.

— Agent-Based Services. We provide our clients with large-scale, agent-based services, including inbound customer care, customer acquisition and retention, business-to-business sales and account management, overpayment identification and recovery services, and collection of receivables on behalf of our clients. We have a flexible model with both on-shore and off-shore capabilities to fit our clients’ needs. We believe that we are known in the industry as a premium provider of these services, and we seek opportunities with clients for whom our services can add value while maintaining attractive margins for us. Our West at Home agent service is a remote call handling model that uses employees who work out of their homes. This service has a distinct advantage over traditional facility-based call center solutions by attracting higher quality agents. This model helps enhance our cost structure and significantly reduces our capital requirements.

Market Opportunity

Over the past 23 years, we have focused on leveraging our strengths in voice-oriented markets to serve the increasingly complex communications needs of our target client base. The global customer care business process outsourcing (“BPO”) market was estimated to be approximately $59 billion in 2009 with a projected compound annual growth rate (“CAGR”) through 2013 of approximately 7% according to IDC. In this market, we target opportunities where we can operate with a sustained competitive advantage and drive the highest levels of profitability. We have built on our position in this market by investing in emerging service delivery models with attractive end-market growth characteristics, such as West at Home customer care, that provide a higher quality of service to our clients. We believe we are one of the largest providers of this home-based model, having invested in this market early as client adoption began to accelerate. According to DataMonitor, the global agent base for providing home-based services is expected to grow at a 21% CAGR through 2012.

Our investment strategy has evolved over the years as we have targeted new and complementary markets that not only leverage our depth of expertise in voice-oriented solutions but also deliver value through less labor intensive areas such as conferencing and collaboration, emergency communications and alerts and notifications services. Consistent with this strategy, we entered the conferencing and collaboration services market with our acquisition of InterCall in 2003. Through organic growth and multiple strategic acquisitions, we have built on our initial success with our InterCall brand to become the leading global provider of conferencing services in 2008 based on revenue, according to Wainhouse Research.

The market for global unified communications services, which includes hosted audio, web and video conferencing as well as hosted and managed unified communication services, was $5.4 billion in 2008 and is expected to grow at a CAGR of 21.7% through 2013 according to Wainhouse Research. We believe this growth is being driven by a number of factors, including increased globalization of business activity, focus on lower costs, increased adoption of conferencing and collaboration services and increasing awareness of the need for rapid communication during emergencies. By leveraging our global sales team and diversified client base, we intend to continue targeting higher growth, underserved markets.

The emergency communications infrastructure services market represents a complementary opportunity that allows us to diversify into end-markets that are less susceptible to downturns in the economy. According to Compass Intelligence, approximately $3.3 billion of government-sponsored funds are estimated to be available for 9-1-1 software, hardware and systems expenditures in 2009 and such funds are expected to grow at a 7% CAGR through 2013.

Business Evolution Since the Recapitalization

Over the past several years, we have expanded our capabilities and repositioned our business to meet the growing needs of our clients, addressing attractive new markets with strong demand characteristics and growth profiles. Our evolution during this time frame has resulted in a meaningful shift of our business mix towards a higher growth, higher margin automated processing model. As we continue to increase the level of automated services we provide, we intend to pursue opportunities in markets where we have industry expertise and clients place a premium on the quality of service provided. Since 2005, we have invested approximately $1.7 billion in strategic acquisitions of value-added service providers, including approximately $800 million since our recapitalization in 2006. We have increased our penetration into higher growth international conferencing markets, strengthened our alerts and notifications services business and established a leadership position in emergency communication infrastructure management services. We have also meaningfully reoriented our business to address the emergence of unified communication products, a fast-growing demand trend. The following summaries further highlight the steps we have taken to improve our business:

— Evolved into a Predominantly Automated Solutions Business. We have continued our evolution into a diversified and automated technology-driven service provider. Our revenue from automated services businesses grew from 37% of total revenue in 2005 to 64% in 2009, and our operating income from automated services businesses grew from 53% of total operating income to 92% over the same period. This shift in business mix towards higher growth and higher margin automated processing businesses has driven our adjusted EBITDA margin from 25% in 2005 to 27% in 2009.

— Expanded Emergency Communications Services. In early 2006, we acquired Intrado and, in 2008, we acquired HBF Communications and Positron Public Safety Systems to become, we believe, the largest provider of 9-1-1 and emergency communications infrastructure services to telecommunications service providers, government agencies and public safety organizations, based on our own estimates of the number of 9-1-1 calls that we and other participants in the industry facilitated. To complement these acquisitions, we have steadily increased our presence in this market through substantial investments in proprietary systems to develop IP-based emergency communications services capabilities. This business is characterized by long-term client contracts.

— Expanded Conferencing Presence. Through both organic growth and acquisitions, we have been successful in expanding the reach of our conferencing services both domestically and internationally. Our conferencing services volume has grown from approximately 21 million calls in 2006 to over 97 million calls in 2009. In addition, we increased our worldwide presence in this market by acquiring Genesys, a global conferencing services provider, in May 2008 and we are now the largest conferencing services provider in the world based on conferencing revenue according to Wainhouse Research.

— Strengthened Alerts and Notifications Business. In 2007, we increased our presence in the high growth, high margin alerts and notifications business through the acquisitions of CenterPost Communications (now known as West Notifications Group Inc.) (“WNG”) and TeleVox Software, Incorporated (“TeleVox”). We now provide automated communication solutions across more industries, including financial services, communications, transportation and pharmacy. TeleVox delivers patient notifications to a diverse base of clients in the medical and dental markets as well as certain other commercial clients such as regional utilities and credit unions.

— Revised Our Organizational Structure. During the third quarter of 2009, we began operating in two segments, Unified Communications and Communication Services. We moved our alerts and notifications division from the Communication Services segment into the Unified Communications segment to leverage the sales channel and product distribution expertise developed in the conferencing and collaboration business. The receivables management division, which was previously reported as a separate segment, is now part of the Communication Services segment. The activities of the receivables management business have become more focused over the past year on providing agent-based services to the client base it shares with the other Communication Services businesses. Accordingly, the Communication Services segment is expected to continue to facilitate the use of a common sales force and shared contact center infrastructure to better coordinate agent and workstation productivity and more cost-effectively allocate resources. This revised organizational structure is intended to more closely align each business line with the allocation of resources by our management team and more closely reflects how we manage our business.

Our Competitive Strengths

We have developed operational and market expertise to serve the needs of clients who place a premium on the services we provide. We believe the following strengths have helped us to establish a leading competitive position in the markets we serve.

— Proven Business Model Built Over Decades. We have built a strong and stable business model that has delivered a 32% revenue CAGR since our inception in 1986. We have helped our clients communicate more effectively with their customers by processing billions of minutes of their voice-oriented transactions over the past 23 years. As a result of our longstanding history in our markets and significant investment in our businesses, we have accumulated substantial operating and management experience through various economic cycles. As demand for outsourced solutions grows with greater adoption of our technologies and services and the global trend towards business process outsourcing, we believe our long history of delivering results for our clients combined with our scale provide us with a significant competitive advantage.

— Broad Portfolio of Product Offerings with Attractive Value Proposition. Our technology-driven platforms combined with our operational expertise and processes allow us to provide a broad range of complementary automated and agent-based service offerings that help establish deep relationships with our clients. Our ability to efficiently and cost-effectively process high volume, complex transactions for our clients facilitates their critical communications and helps improve their cost structure.

— Scalable Operating Model. We have developed integrated proprietary platforms that we believe form one of the largest multi-carrier, multi-protocol secure managed networks. By allowing us to focus our research and development efforts on new services for multiple transaction types, our highly scalable operating model enables us to enhance our value proposition to clients and achieve greater efficiencies and returns from our infrastructure and invested capital. We also benefit from our ability to use our infrastructure and human capital across our business lines providing for the most efficient and opportunistic use of resources. We believe our shared operating model provides us with highly flexible and capital-efficient operations, which have been a critical factor in driving our performance and financial results.

— Strong, Recurring Client Relationships and Transactions. Many leading corporations look to us to manage their most important communications and voice-oriented transactions. We help our clients maximize the value of their customer relationships and derive greater value from each transaction that we process. The nature of our deep strategic and operational partnerships with our clients has allowed us to build long-lasting relationships with clients who operate in a broad range of industries, including telecommunications, banking, retail, financial services, technology and healthcare. Our top ten clients in 2009 have an average tenure of approximately nine years. In 2009, our 100 largest clients represented approximately 56% of our revenue. In addition, our clients often buy multiple services from us, with approximately 47% of our revenue in 2009 coming from clients purchasing multiple service offerings.

— Large-Scale, Technology-Driven Platforms. We leverage our strengths in technology, telephony and human capital management to process voice-oriented transactions for our clients. In 2009, for example, we managed and processed more than 20.8 billion telephony minutes across our platforms, more than 97 million conference calls, more than 240 million 9-1-1 calls, and delivered over 447 million voice and notification calls and 82 million data messages. In addition, with approximately 510,000 telephony ports to handle conference calls, alerts and notifications and customer service, our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 180,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today.

— Experienced Management Team. Our senior leadership has an average tenure of approximately 12 years with us and has delivered strong results through various market cycles, both as a public and as a private company. As a group, this team has created a culture of superior client service and has been able to achieve a 15.5% revenue CAGR over the past ten years. We also have established a long track record of successfully acquiring and integrating companies to drive growth and margin expansion.

Our Growth Strategy

Our strategy is to identify growing markets where we can deploy our existing assets and expertise to strengthen our competitive position. Our strategy is supported by our commitment to superior client service, operational excellence and technological and market leadership. Key aspects of our strategy include the following:

Drive Revenue and Profit Opportunities

— Expand Relationships with Existing Clients. We are focused on deepening and expanding relationships with our existing clients by delivering value in the form of reduced costs, improved customer relationships and enhanced revenue opportunities. Approximately 47% of our revenue in 2009 came from clients purchasing multiple service offerings from us. As we demonstrate the value that our services provide, often starting with a discrete service, we are frequently able to expand the size and scope of our client relationships.

— Develop New Client Relationships. In addition to expanding and enhancing our existing relationships, we will pursue new client opportunities. We will continue to focus on building long-term client relationships across a wide range of industries and geographies to further diversify our revenue base. We target clients in industries in which we have expertise or other competitive advantages and an ability to deliver a wide range of solutions that have a meaningful impact on their business. For example, our acquisition of Genesys in 2008 combined with our expertise in conferencing and collaboration services has allowed us to penetrate substantial new international markets. By continuing to add long-term client relationships in large and growing markets, we believe we enhance the stability and growth potential of our revenue base.

Enhance Utilization of Deployed Assets

— Continue to Enhance Leading Technology Capabilities. We believe our service offerings are enhanced by our superior technology capabilities and track record of innovation. We have approximately 300 pending patent applications for technology and processes that we have developed. Many of our advances in technology and new uses for our platforms have been achieved in close partnership with our clients, and we will continue to target technology-driven solutions that enable our clients to realize significant benefits. In addition to strengthening our client relationships, we believe our focus on technology facilitates our ongoing evolution towards a diversified, predominantly automated and technology-driven operating model.

— Continue to Deliver Operational Excellence. We intend to continue to increase productivity and performance for our clients by leveraging our expertise in technology and telephony to efficiently process voice-oriented transactions. Our ability to provide improvements in processes is an important aspect of our value proposition to clients, and we will continue to leverage our proprietary technology infrastructure and shared services platform to manage higher value transactions and achieve cost savings for our clients and ourselves. In addition, we intend to continue to focus our efforts and expenditures in areas that we believe provide the greatest opportunity for profit enhancement.

Pursue Attractive Markets and Services

— Target Growth Opportunities. We will continue to seek opportunities to expand our capabilities across industries and service offerings. We expect this will occur through a combination of organic growth, as well as strategic partnerships, alliances and acquisitions to expand into new service offerings as well as into new industries. Since 2005, we have invested approximately $1.7 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Products and Services

Unified Communications

Service Offerings

—Conferencing and Collaboration.

Operating under the InterCall brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research, and managed over 97 million conference calls in 2009. We provide our clients with an integrated global suite of meeting replacement services. These include on-demand automated conferencing services, operator-assisted services for complex audio conferences or large events, web conferencing services that allow clients to make presentations and share applications and documents over the Internet, video conferencing applications that allow clients to experience real-time video presentations and conferences and streaming services to connect remote employees and host virtual events. The conferencing and collaborations business provides five primary services globally:

•	Reservationless Services are on-demand automated conferencing services that allow clients to initiate an audio conference at anytime, without the need to make a reservation or rely on an operator.

•

Operator-Assisted Services are pre-scheduled conferences for complex or highly important events. Operator-assisted services are customized to a client’s needs and provide a wide range of scalable features and enhancements, including the ability to record, broadcast, schedule and administer meetings.

•

Web Conferencing Services allow clients to make presentations and share applications and documents over the Internet. These services are offered through our proprietary product, InterCall Unified Meeting, as well as through the resale of Cisco, Microsoft, Adobe and IBM products. Web conferencing services are customized to each client’s individual needs and offer the ability to reach a wide audience.

•

Video Conferencing Services allow clients to experience real-time video presentations and conferences. These services are offered through our proprietary products, InterCall Video Conferencing and InterCall Video Managed Services, and can be used for a wide variety of events, including training seminars, sales presentations, product launches and financial reporting calls.

•

Streaming Services allow clients to connect remote employees and bolster collaboration as well as hosting virtual events such as e-learning, online training and promotional programs. We enhanced our presence in this market with the acquisition of Stream57 on December 31, 2009.

—Alerts and Notifications.

Our solutions leverage our proprietary technology platforms to allow clients to manage and deliver automated personalized communications quickly and through multiple delivery channels (voice, text messaging, email and fax). For example, we deliver patient notifications, appointment reminders and prescription refill reminders on behalf of our healthcare clients (medical and dental practices, hospitals and pharmacies), provide travelers with flight arrival and departure updates on behalf of our transportation clients and transmit emergency evacuation notices on behalf of municipalities. Our platform also enables two-way communications which allows recipients of a message to respond with relevant information to our clients.

Sales and Marketing

—Conferencing and Collaboration.

For conferencing and collaboration, we maintain a field sales force of over 800 personnel that are trained to understand and respond to our clients’ needs. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients.

We manage these sales and marketing efforts through five dedicated channels:

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

•	Wholesale Sales: We have relationships with traditional resellers, local exchange carriers, interexchange carriers and systems integrators to sell our conferencing services.

—Alerts and Notifications.

For alerts and notifications, we maintain a dedicated field sales force of approximately 60 personnel, most of whom are focused on the healthcare, dental and commercial industries. We have a sales strategy that is supported by generating leads from industry trade shows and e-marketing initiatives.

Competition

—Conferencing and Collaboration. The conferencing and collaboration services market is highly competitive. The principal competitive factors in conferencing and collaboration services include, among others, range of service offerings, global capabilities, price and quality of service. Our principal competitors in the conferencing and collaboration industry include AT&T, Verizon, Premiere Global Services, BT, NTT, Cisco Systems, Microsoft, IBM and other premise-based solution providers.

—Alerts and Notifications. The alerts and notifications services market is highly competitive and fragmented, characterized by a large number of vertically focused competitors addressing specific industries, including healthcare, travel, education, credit collection and government. The principal competitive factors in alerts and notifications include, among others, industry-specific knowledge and service focus, reliability, scalability, ease of use and price. Competitors in this industry include Varolii, SoundBite Communications, Silverlink Communications and, in the medical and dental markets, PhoneTree, Sesame Communications and Inphonite. We also face competition for clients who implement in-house solutions.

Communication Services

Service Offerings

We believe we are one of the largest providers of outsourced communications services in the United States and we were named the 2010 North American Contact Center Outsourcing Company of the Year by Frost & Sullivan. We provide our clients with a comprehensive portfolio of integrated voice-oriented services through the following channels:

—Automated Services.

•

Emergency Communications Services: We believe we are the largest provider of emergency communications infrastructure systems and services, based on our own estimates of the number of 9-1-1 calls that we and other participants in the industry facilitated. Our solutions are critical in facilitating public safety agencies’ ability to coordinate responses to emergency events. We provide the network database solution that routes emergency calls to the appropriate 9-1-1 centers and allows the appropriate first responders (police, fire and ambulance) to be assigned to those calls. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ local access bills. We also provide fully-integrated desktop communications technology solutions to public safety agencies that enable enhanced 9-1-1 call handling.

•

Automated Customer Service: Over the last 20 years we believe we have developed a best-in-class suite of automated voice-oriented solutions. Our solutions allow our clients to effectively communicate with their customers through inbound and outbound interactive voice response applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our automated services technology platforms serve as the backbone of our telephony management capabilities and our scale and operational flexibility have helped us launch and grow other key services, such as conferencing, alerts and notifications and West at Home.

—Agent-Based Services. We provide our clients with large-scale, agent-based services, including inbound customer care, customer acquisition and retention, business-to-business sales and account management, overpayment identification and recovery services, and receivables management solutions. We have a flexible model with both on-shore and off-shore capabilities to fit our clients’ needs. We believe that we are known in the industry as a premium provider of these services, and we seek opportunities with clients for whom our services can add value while maintaining attractive margins for us. We provide four primary types of services:

•

Customer Service: We provide clients with customized services that are handled by trained agents. In addition to traditional customer care and sales services, we offer our West at Home agent service, a remote call handling model that uses employees who work out of their homes. This service has a distinct advantage over traditional facility-based call center solutions by attracting higher quality agents. This model helps to enhance our cost structure and significantly reduce our capital requirements.

•

Business-to-Business Services: We provide dedicated outsourced sales and account management services for some of the nation’s leading companies. These services help our clients drive incremental sales, increase market share and strengthen relationships with their customers. Examples of these services include sales, account management, sales support, order management and lead generation.

•

Receivables Management: Receivables management involves collecting receivables on behalf of our clients. We are focused on specific industries, such as healthcare, financial services, government, utilities and telecommunications. Our recovery strategy is primarily determined by the age of receivables and the extent of previous collection efforts.

•

Overpayment Identification and Recovery: Overpayment identification and recovery includes health insurance claims overpayment identification and the recovery of identified overpaid amounts. Proprietary technology, data modeling and business processes are utilized to identify overpayments and return those funds to our clients.

Sales and Marketing

Generally, our Communications Services segment targets growth-oriented clients and selectively pursues those with whom we have the greatest opportunity for long-term success. We maintain approximately 120 sales and marketing personnel dedicated to our Communication Services segment. Their goals are to both maximize our current client relationships and expand our existing client base. To accomplish these goals, we attempt to sell additional services to existing clients and to develop new client relationships. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients.

Competition

—Emergency Communications. The market for wireline and wireless emergency communications solutions is competitive. The principal competitive factors in wireline and wireless emergency communications are the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the incumbent local exchange carrier and competitive local exchange carrier markets generally include internally developed solutions, and competitors in the wireless market include TeleCommunications Systems. Competition in the public safety desktop market is driven by feature/functionality, ease of use, price, reliability, upgradability, capital replacement and upgrade policies and customer service and support. Competitors in this market include PlantCML, EmergiTech and 911-Inc.

—Automated Customer Service. The principal competitive factors in the automated customer service market are scalability, flexibility, reliability, speed of implementing client applications and price of services. Competitors in this market are primarily premise-based services.

—Agent-Based Services. The principal competitive factors in the agent-based customer service market include, among others, quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients’ needs, capacity, industry-specific experience, technological expertise and price. In the agent-based customer services market, many clients retain multiple communication services providers, which exposes us to continuous competition in order to remain a preferred vendor. Competitors in the agent-based customer services industry include Convergys, TeleTech, Sykes, NCO, GC Services, Infosys Technologies Limited and Aegis. We also compete with the in-house operations of many of our existing and potential clients.

Our Clients

Our clients vary by business. We have a large and diverse client base for our conferencing and collaboration services, ranging from small businesses to Fortune 100 clients, and operating in a wide range of industries, including telecommunications, banking, retail, financial services, technology and healthcare. Our alerts and notifications business serves a large number of clients, who generally operate in specific industries such as medical and dental or transportation. Traditionally, our emergency communications clients have been incumbent local exchange carriers and competitive local exchange carriers. Our automated customer service and agent-based service businesses serve larger enterprise clients operating in a wide range of industries.

Although we serve many clients, we derive a significant portion of our revenue from relatively few clients. In 2009, our 100 largest clients represented approximately 56% of our revenue, with one client, AT&T, representing approximately 12% of our revenue.

Our Personnel

As of December 31, 2009, we had approximately 41,000 total employees, of which approximately 36,200 were employed in the Communication Services segment (including approximately 14,000 home-based, generally part-time employees), 4,100 were employed in the Unified Communications segment and approximately 700 were employed in corporate support functions. Of the total employees, approximately 8,000 were employed in management, staff and administrative positions, and approximately 4,000 were international employees. Employees of our subsidiaries in France are represented by local works councils. Employees in France and certain other countries are also covered by the terms of industry-specific national collective agreements. Our employees are not represented by any labor organization in the United States. We believe that our relations with our employees and the labor organizations identified above are good.

Our Technology and Systems Development

Technology is critical to our business and we believe the scale and flexibility of our platform is a competitive strength. Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality, integrated solutions. We have made significant investments in reliable hardware systems and integrated commercially available software when appropriate. We currently have approximately 510,000 telephony ports to handle conference calls, alerts and notifications and customer service. These ports include approximately 180,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technological platforms are designed to handle greater transaction volume than our competitors. Because our technology is client focused, we often rely on proprietary software systems developed internally to customize our services. As of December 31, 2009, we employed a staff of approximately 2,200 professionals in our information technologies department.

We recognize the importance of providing uninterrupted service for our clients. We have invested significant resources to develop, install and maintain facilities and systems that are designed to be highly reliable. Our facilities and systems are designed to maximize system availability and minimize the possibility of a service disruption.

We have network operations centers that operate 24 hours a day, seven days a week and use both internal and external systems to effectively operate our equipment, people and sites. We interface directly with telecommunications providers and have the ability to manage capacity in real time. Our network operations centers monitor the status of elements of our network on a real-time basis. All functions of our network operations centers have the ability to be managed at backup centers.

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. We currently own approximately 100 registered patents and approximately 200 registered trademarks including several patents and trademarks that we obtained as part of our past acquisitions. While certain of these patents expire as early as November 30, 2010, we do not expect patent expirations in the short term to have a material adverse effect on our business. Trademarks continue as long as we actively use the mark. We have approximately 300 pending patent applications pertaining to technology relating to intelligent upselling, transaction processing, call center and agent management, data collection, reporting and verification, conferencing and credit card processing. New patents that are issued have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to add additional patents and trademarks to our portfolio, may be a barrier to entry for specific products and services we provide and may also be used for defensive purposes in certain litigation.

Our International Operations

In 2009, revenue and long-lived assets attributed to foreign countries exceeded 10% of our consolidated revenue and total consolidated long-lived assets.

Our Unified Communications segment operates out of facilities in the United States and approximately 22 foreign jurisdictions in North America, Europe and Asia.

Our Communication Services segment operates facilities in the United States, Canada, the Philippines and Jamaica.

For additional information regarding our domestic and international revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included herewith.

Government Regulation

Privacy

The Unified Communications and Communications Services segments provide services to healthcare clients that, as providers of healthcare services, are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). As covered entities, our clients must comply with standards for privacy, transaction and code sets, and data security. Under HIPAA, we are sometimes considered a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients. We have implemented HIPAA and Health Information Technology for Economic and Clinical Health (“HITECH”) Act compliance training and awareness programs for our healthcare services employees. We also have undertaken an ongoing process to test data security at all relevant levels. In addition, we have reviewed physical security at all healthcare operation centers and have implemented systems to control access to all work areas.

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

Telecommunications

Our wholly-owned subsidiary, Intrado Inc. and certain of its affiliates (collectively, “Intrado”), are subject to various regulations as a result of their status as a regulated competitive local exchange carrier, and/or an emergency services provider, and/or an inter-exchange carrier, including state utility commissions regulations and Federal Communications Commission (FCC) regulations adopted under the Telecommunications Act of 1996, as amended. Also, under the New and Emerging Technologies 911 Improvement Act of 2008 (NET911 Act, P.L. 11-283, 47 U.S.C. 609) and its attendant FCC regulations (WC Docket No. 08-171, Report and Order dated Oct 21, 2008), Intrado is required to provide access to VoIP (voiceover Internet Protocol) telephony providers certain 9-1-1 and Enhanced, or E9-1-1, elements. Telecommunications providers are also responsible for providing subscriber records to emergency service providers under the Wireless Communications and Public Safety Act of 1999 (P.L. 106-81, 47 U.S.C. 615) and are subject to various federal and state regulations on wireless carriers that provide 9-1-1 or E9-1-1, services, including, but not limited to, regulations imposed by the FCC in C.C. Docket No. 94-102.

The market in which Intrado operates may also be influenced by legislation, regulation, and judicial or administrative determinations which seek to promote a national broadband plan, a nationwide public safety network, next generation services, and/or competition in local telephone markets, including 9-1-1 service as a part of local exchange service, or seek to modify the Universal Service Fee program.

Federal laws regulating the provision of traditional telecommunications services may adversely impact our conferencing business. Historically, we have treated our conferencing business as a provider of unregulated information services, and we have not submitted to FCC regulation or other regulations applicable to providers of traditional telecommunications services. On June 30, 2008 the FCC ordered that stand-alone providers of audio bridging services have a direct Universal Service Fund (“USF”) contribution obligation. The FCC ordered that conferencing providers begin to submit the appropriate forms to the Universal Service Administrative Company (“USAC”) beginning August 1, 2008. The FCC order specifically stated the order would not apply retroactively. We have filed our reports of revenue with USAC since August 1, 2008 and November 1, 2008.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. In particular, additional delays in implementation of the regulatory requirements imposed by the FCC on Voice over Internet Protocol services could have a material adverse effect on our business, financial condition and results of operations.

Debt Collection and Credit Reporting

The receivable management business is regulated both at the federal and state level. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against debt collectors and to recommend enforcement actions and seek monetary penalties. The Federal Fair Debt Collection Practices Act (“FDCPA”) establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including:

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

Recent global economic trends could adversely affect our business, results of operations and financial condition, primarily through disrupting our clients’ businesses.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business, results of operations and financial condition, primarily through disrupting our clients’ businesses. Higher rates of unemployment and lower levels of business generally adversely affect the level of demand for certain of our services. In addition, continuation or worsening of general market conditions in the United States economy or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We may not be able to compete successfully in our highly competitive industries, which could adversely affect our business, results of operations and financial condition.

We face significant competition in many of the markets in which we do business and expect that this competition will intensify. The principal competitive factors in our business are range of service offerings, global capabilities and price and quality of services. In addition, we believe there has been an industry trend to move agent-based operations toward offshore sites. This movement could result in excess capacity in the United States, where most of our current capacity exists. The trend toward international expansion by foreign and domestic competitors and continuous technological changes may erode profits by bringing new competitors into our markets and reducing prices. Our competitors’ products, services and pricing practices, as well as the timing and circumstances of the entry of additional competitors into our markets, could adversely affect our business, results of operations and financial condition.

Our Unified Communications segment faces technological advances and consolidation, which have contributed to pricing pressures. Competition in the web and video conferencing services arenas continues to increase as new vendors enter the marketplace and offer a broader range of conferencing solutions through new technologies, including, without limitation, Voice over Internet Protocol, on-premise solutions, private branch exchange (“PBX”) solutions, unified communications solutions and equipment and handset solutions.

Our Communication Services segment’s agent-based business and growth depend in large part on the industry trend toward outsourcing. This trend may not continue, or may continue at a slower pace, as organizations may elect to perform these services themselves. In addition, our Communication Services segment faces risks from technological advances that we may not be able to successfully address. We compete with third-party collection agencies, other financial service companies and credit originators. Some of these companies have substantially greater personnel and financial resources than we do. In addition, companies with greater financial resources than we have may elect in the future to enter the consumer debt collection business.

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

Technology is a critical component of our business. We have invested in sophisticated and specialized computer and telephone technology and we anticipate that it will be necessary for us to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to remain competitive. Our future success depends in part on our ability to continue to develop technology solutions that keep pace with evolving industry standards and changing client demands. Introduction of new methods and technologies brings corresponding risks associated with effecting change to a complex operating environment and, in the case of adding third party services, results in a dependency on an outside technology provider.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more key clients would result in the loss of revenue.

Our 100 largest clients represented approximately 56% of our total revenue for the year ended December 31, 2009 with one client, AT&T, accounting for approximately 12% of our total revenue. Subject to advance notice requirements and a specified wind down of purchases, AT&T may terminate certain of its contracts with us with or without cause at any time. If we fail to retain a significant amount of business from AT&T or any of our other significant clients, our business, results of operations and financial condition could be adversely affected. We serve clients and industries that have experienced a significant level of consolidation in recent years. Additional consolidation could occur in which our clients could be acquired by companies that do not use our services. The loss of any significant client would result in a decrease in our revenue and could adversely affect our business, results of operations and financial condition.

Our contracts generally are not exclusive and typically do not provide for revenue commitments.

Contracts for many of our services generally enable our clients to unilaterally terminate the contract or reduce transaction volumes upon written notice and without penalty, in many cases based on our failure to attain certain service performance levels. The terms of these contracts are often also subject to renegotiation at any time. In addition, most of our contracts are not exclusive and do not ensure that we will generate a minimum level of revenue. Many of our clients also retain multiple service providers with whom we must compete. As a result, the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program.

Increases in the cost of voice and data services or significant interruptions in these services could adversely affect our business, results of operations and financial condition.

We depend on voice and data services provided by various telecommunications providers. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could adversely affect our business, results of operations and financial condition. While we have entered into long-term contracts with many of our telecommunications providers, there is no obligation for these vendors to renew their contracts with us or to offer the same or lower rates in the future. In addition, these contracts are subject to termination or modification for various reasons outside of our control. An adverse change in the pricing of voice and data services that we are unable to recover through price increases of our services, or any significant interruption in voice or data services, could adversely affect our business, results of operations and financial condition.

Pending and future litigation may divert management’s time and attention and result in substantial costs of defense, damages or settlement, which could adversely affect our business, results of operations and financial condition.

We face uncertainties relating to the pending litigation described in “Legal Proceedings” and we may not ultimately prevail or otherwise be able to satisfactorily resolve this litigation. In addition, other material suits by individuals or certified classes, claims, or investigations relating to the same or similar matters as those described in this report or other aspects of our business, including our obligations to market additional products to our clients’ customers may arise in the future. Furthermore, we generally indemnify our clients against third-party claims asserting intellectual property violations, which may result in litigation. Regardless of the outcome of any of these lawsuits or any future actions, claims or investigations relating to the same or any other subject matter, we may incur substantial defense costs and these actions may cause a diversion of management’s time and attention. Also, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of these proceedings, which could adversely affect our business, results of operations and financial condition. Finally, certain of the outcomes of such litigation may directly affect our business model, and thus our profitability.

We are subject to extensive regulation, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

The United States Congress, the Federal Communications Commission (“FCC”) and the states and foreign jurisdictions where we provide services have promulgated and enacted rules and laws that govern personal privacy, telephone solicitations, the sale and collection of consumer debt, the provision of emergency communication services and data privacy. As a result, we may be subject to proceedings alleging violation of these rules and laws in the future. Additional rules and laws may require us to modify our operations or service offerings in order to meet our clients’ service requirements effectively, and these regulations may limit our activities or significantly increase the cost of regulatory compliance.

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

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Migration by our emergency communications business to IP-based communication increases this risk. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. For our international operations, we are obligated to implement processes and procedures to comply with local data privacy regulations. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

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

Our technology and services may infringe upon the intellectual property rights of others. Intellectual property infringement claims would be time consuming and expensive to defend and may result in limitations on our ability to use the intellectual property subject to these claims.

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

Our data and operation centers are exposed to service interruption, which could adversely affect our business, results of operations and financial condition.

Our outsourcing operations depend on our ability to protect our data and operation centers against damage that may be caused by fire, natural disasters, pandemics (including H1N1 flu), power failure, telecommunications failures, computer viruses, trojan horses, other malware, failures of our software, acts of sabotage or terrorism, riots and other emergencies. In addition, for some of our services, we are dependent on outside vendors and suppliers who may be similarly affected. In the past, natural disasters such as hurricanes have caused significant employee dislocation and turnover in the areas impacted. If we experience temporary or permanent employee dislocation or interruption at one or more of our data or operation centers through casualty, operating malfunction, data loss, system failure or other events, we may be unable to provide the services we are contractually obligated to deliver. As a result, we may experience a reduction in revenue or be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Failure of our infrastructure due to the occurrence of a single event may have a disproportionately large impact on our business results. Any interruptions of this type could result in a prolonged interruption in our ability to provide our services to our clients, and our business interruption and property insurance may not adequately compensate us for any losses we may incur. These interruptions could adversely affect our business, results of operations and financial condition.

Our future success depends on our ability to retain key personnel. Our inability to continue to attract and retain a sufficient number of qualified employees could adversely affect our business, results of operations and financial condition.

Our future success depends on the experience and continuing efforts and abilities of our management team and on the management teams of our operating subsidiaries. The loss of the services of one or more of these key employees could adversely affect our business, results of operations and financial condition. A large portion of our operations also require specially trained employees. From time to time, we must recruit and train qualified personnel at an accelerated rate in order to keep pace with our clients’ demands and our resulting need for specially trained employees. If we are unable to continue to hire, train and retain a sufficient labor force of qualified employees, our business, results of operations and financial condition could be adversely affected.

Increases in labor costs and turnover rates could adversely affect our business, results of operations and financial condition.

Portions of our Communication Services segment’s agent-based services are very labor intensive and experience high personnel turnover. Significant increases in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Moreover, many of our employees are hired on a part-time basis, and a significant portion of our costs consists of wages to hourly workers. In July 2009, the federal minimum wage rate increased to $7.25 per hour. Further increases in the minimum wage or labor regulation could increase our labor costs. The introduction of any federal or state requirements relating to mandatory minimum health insurance coverage for employees could also increase our labor costs. Increases in our labor costs, costs of employee benefits or employment taxes could adversely affect our business, results of operations and financial condition.

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

We operate or rely upon businesses in numerous countries outside the United States. We may expand further into additional countries and regions. There are risks inherent in conducting business internationally, including the following:

•	difficulties in staffing and managing international operations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	data privacy laws that may apply to the transmission of our clients’ and employee’s data to the U.S.;

•	localization of our services, including translation into foreign languages and associated expenses;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	potential difficulties in transferring funds generated overseas to the U.S. in a tax efficient manner;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world;

•

differences between the rules and procedures associated with handling emergency communications in the United States and those related to IP emergency communications originated outside of the United States; and

•	potentially adverse tax consequences.

If we cannot manage our international operations successfully, our business, results of operations and financial condition could be adversely affected.

Changes in foreign exchange rates may adversely affect our revenue and net income attributed to foreign subsidiaries.

We conduct business in countries outside of the United States. Revenue and expense from our foreign operations are typically denominated in local currencies, thereby creating exposure to changes in exchange rates. Revenue and profit generated by our international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Adverse changes to foreign exchange rates could decrease the value of revenue we receive from our international operations and have a material adverse impact on our business. Generally, we do not attempt to hedge our foreign currency transactions.

If we are unable to complete future acquisitions, our business strategy and earnings may be negatively affected.

Our ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing our overall business strategy. We may be unable to identify, finance or complete acquisitions or to do so at attractive valuations. Given the current illiquid capital markets, we may not be able to borrow sufficient additional funds, which may adversely affect our acquisition strategy.

If we are unable to integrate or achieve the objectives of our recent and future acquisitions, our overall business may suffer.

Our business strategy depends on successfully integrating the assets, operations and corporate functions of businesses we have acquired and any additional businesses we may acquire in the future. The acquisition of additional businesses involves integration risks, including:

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

In addition to this integration risk, our business, results of operations and financial condition could be adversely affected if we are unable to achieve the planned objectives of an acquisition. The inability to achieve our planned objectives could result from:

•	the financial underperformance of these acquisitions;

•	the loss of key clients of the acquired business, which may drive financial underperformance; and

•	the occurrence of unanticipated liabilities or contingencies for which we are unable to receive indemnification from the prior owner of the business.

Potential future impairments of our substantial goodwill, intangible assets, or other long-lived assets could adversely affect our business, results of operations and financial condition.

As of December 31, 2009, we had goodwill and intangible assets, net of accumulated amortization, of approximately $1.7 billion and $350.7 million, respectively. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”) requires that goodwill be tested annually using a two-step process. Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have a material adverse effect on our business, results of operations and financial condition.

Our ability to recover charged-off consumer receivables may be limited under federal and state laws, which could limit our ability to recover on our charged-off consumer receivables regardless of any act or omission on our part.

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

We may not be able to generate sufficient cash to service all of our indebtedness and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

At December 31, 2009, our aggregate long-term indebtedness, net of current portion, was $3,607.9 million. In 2009, our consolidated interest expense was approximately $254.1 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our senior secured credit facilities or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indentures that govern our outstanding notes. Our senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

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

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our senior secured credit facilities documentation or the indentures that govern our outstanding notes could result in an event of default that could adversely affect our results of operations.

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

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage will increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

•	our ability to capitalize on significant business opportunities and to plan for, or respond to, competition and changes in our business may be limited.

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

We had a negative net worth as of December 31, 2009, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of December 31, 2009, we had a negative net worth of $2,425.5 million. Our negative net worth primarily resulted from the incurrence of indebtedness to finance our recapitalization in 2006. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our debt agreements, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. As of December 31, 2009, under the terms of our debt agreements, we would be permitted to incur up to approximately $304.8 million of additional tranches of term loans or increases to the revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we face after this offering could increase.

Our lenders may not be willing or able to fulfill their lending commitments, which could have a material adverse impact on our business and financial condition.

The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions (other than Lehman Commercial Paper Inc., which is a defaulting lender under our senior secured credit facilities and has not funded $26 million of its commitment) syndicated under our senior secured credit facilities will be able to fulfill their commitments, there is no assurance that these institutions will be able to continue to do so, which could have a material adverse impact on our business and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters facility in Omaha, Nebraska. We also own two other facilities in Omaha, Nebraska used for administrative activities. Our principal operating locations are noted below.

Operating Segment	Owned / Leased	Principal Activities	Number of States in Which Properties are Located	Number of Foreign Countries in Which Properties are Located
Unified Communications	Owned	Administration	2	—

Unified Communications	Owned	Production	1	—

Unified Communications	Leased	Administration / Sales	17	20

Unified Communications	Leased	Production	2	2

Communication Services	Owned	Administration	1	—

Communication Services	Owned	Production	3	—

Communication Services	Leased	Administration	10	1

Communication Services	Leased	Production	21	2

Unified Communications has locations in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Sweden and the United Kingdom. Communication Services locations in foreign countries include Canada, Jamaica and the Philippines.

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

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff’s suit seeks an unspecified amount of statutory and compensatory damages for alleged violation of the FLSA and minimum wage, unpaid wage and overtime compensation for the maximum period allowed by law. Plaintiffs also seek interest and attorney’s fees. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the suit expired in December 2008. Plaintiff Tammy Kerce recently filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and also seeking to add multiple state wage and hour claims on a class basis. The parties have reached a tentative settlement and are seeking court approval of the settlement. We have accrued a liability equal to the proposed settlement amount.

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

The Lenders alleged that WAP I and WAP II have committed several breaches of contract, including:

(i)	submitting incorrect projections that contained omissions which caused the projections to be materially misleading;

(ii)	incurring legal costs in excess of the amounts described in certain servicing plans;

(iii)	selling certain asset pools without offering the Lenders an opportunity to bid on such pools; and

(iv)	failure to undertake all reasonable efforts to collect each amount.

The Lenders contended that such breaches constituted an event of default for each of the two facilities. The Lenders also alleged that the Servicer breached a servicing agreement with the Lenders by paying itself an excessive servicing fee as a result of allegedly including recovered advanced court costs in the calculation of the servicing fee. The Lenders further alleged that the West Member has breached a covenant to deliver financial information that fairly presented the financial condition of WAP I and WAP II. In addition, the Lenders alleged that in its capacity as manager of each of WAP I and WAP II, the West Member has breached its fiduciary duty to the Lenders.

During the fourth quarter of 2009, a settlement was reached in the CFSC Capital Corp. XXXIV and CVI GVF Finco, LLC v. West Receivable Services Inc. et al. litigation. As a result of the settlement, the West Member purchased CFSC Capital Corp. XXXIV’s interest in WAP I. The West Member also abandoned its interest in WAP II. All related lawsuits, claims and counterclaims between the parties were dismissed with prejudice and on the merits under the terms of the settlement. As a result of the settlement, the portfolio non-recourse notes payable of $49.1 million at October 2, 2009 were extinguished as we were legally released from our obligation. Also as a result of the settlement, portfolio notes receivable, noncontrolling interest, cash and accrued expenses decreased by $48.7 million, $2.2 million, $3.5 million and $0.9 million, respectively.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 5, 2010, there were 75 holders of record of our Class A and/or Class L common stock.

We are subject to certain restrictions regarding the payment of cash dividends to our shareholders under our credit agreement and indentures. No cash dividends have been declared with respect to our Class A common stock or our Class L common stock during the fiscal years ended December 31, 2009 or 2008.

Stock option activity and restricted stock grants under our Executive Incentive Plan for the years ended December 31, 2009, 2008 and 2007 are set forth in Note 15 to the Consolidated Financial Statements included elsewhere in this report. During 2008, 8,332 Class A shares were purchased by the Company.

During the year ended December 31, 2009, we have granted 425,000 shares of restricted Class A common stock and employee stock options to purchase an aggregate of 292,500 shares of our Class A common stock with an exercise price of $3.61 per share. An aggregate of 72,500 shares have been issued upon the exercise of stock options for an aggregate consideration of $118,900 during the same period. In addition, an aggregate of 500,160 shares of Class A common stock and 62,520 shares of Class L common stock were issued upon the exercise of 62,520 equity strips during the year end December 31, 2009 for an aggregate consideration of $2,103,885. The shares of common stock issued upon exercise of options were issued pursuant to written compensatory plans or arrangements in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data. The selected consolidated historical operations statement and balance sheet data have been derived from historical consolidated financial statements. Our consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Operations Statement Data:
Revenue	$2,375,748	$2,247,434	$2,099,492	$1,856,038	$1,523,923
Cost of services	1,067,777	1,015,028	912,389	818,522	687,381
Selling, general and administrative expenses (“SG&A”) (1)	907,358	881,586	840,532	800,301	569,865

Operating income	400,613	350,820	346,571	237,215	266,677
Interest expense	(254,103)	(313,019)	(332,372)	(94,804)	(15,358)
Other income (expense)	1,326	(8,621)	13,396	8,144	2,177

Income before income tax expense	147,836	29,180	27,595	150,555	253,496
Income tax expense	56,862	11,731	6,814	65,505	87,736

Net income	90,974	17,449	20,781	85,050	165,760
Less net income (loss)—noncontrolling interest	2,745	(2,058)	15,399	16,287	15,411

Net income—West Corporation	$88,229	$19,507	$5,382	$68,763	$150,349

Earnings (loss) per common share:
Basic					$2.18
Diluted					$2.11
Basic Class L	$17.45	$12.78	$11.08	$2.05
Diluted Class L	$16.67	$12.24	$10.68	$1.98
Basic Class A	$(0.98)	$(1.23)	$(1.20)	$0.66
Diluted Class A	$(0.98)	$(1.23)	$(1.20)	$0.64

(1)	2006 Operations Statement Data includes $78.8 million in recapitalization expenses and $28.7 million in share based compensation in SG&A.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Selected Operating Data:
Net cash flows from operating activities	$272,857	$287,381	$263,897	$215,739	$290,004
Net cash flows used in investing activities	$(112,615)	$(597,539)	$(454,946)	$(812,253)	$(297,154)
Net cash flows (used in) from financing activities	$(271,844)	$341,971	$118,106	$780,742	$9,507
Operating margin (2)	16.9%	15.6%	16.5%	12.8%	17.5%
Net income margin (3)	3.7%	0.9%	0.3%	3.7%	9.9%

(2)	Operating margin represents operating income as a percentage of revenue.
(3)	Net income margin represents net income—West Corporation as a percentage of revenue.

	As of December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Balance Sheet Data:
Working capital	$175,007	$211,410	$187,795	$128,570	$110,047
Property and equipment, net	333,267	320,152	298,645	294,707	234,871
Total assets	3,045,262	3,314,789	2,846,490	2,535,856	1,498,662
Total debt	3,633,928	3,946,127	3,596,691	3,287,246	260,520
Class L common stock	1,332,721	1,158,159	1,029,782	903,656	—
Stockholders’ equity (deficit)	(2,424,465)	(2,360,747)	(2,227,198)	(2,117,255)	987,177
Other Financial Data:
Capital Expenditures	$122,668	$108,765	$103,647	$113,895	$76,855
Ratio of earnings to fixed charges (4)	1.5x	1.1x	1.1x	2.4x	11.5x
Debt (5)	$3,633,243	$3,857,650	$3,476,380	$3,200,000	$220,000

(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interest plus fixed charges. Fixed charges include interest expense, amortization of debt issuance costs, and the portion of rental expense representative of the interest factor.
(5)	Debt excludes portfolio notes payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading provider of technology-driven, voice-oriented solutions. We offer our clients a broad range of communications and infrastructure management solutions that help them manage or support critical communications. The scale and processing capacity of our proprietary technology platforms, combined with our world-class expertise and processes in managing telephony and human capital, enable us to provide our clients with premium outsourced communications solutions. Our automated service and conferencing solutions are designed to improve our clients’ cost structure and provide reliable, high-quality services. Our solutions also help deliver mission-critical services, such as public safety and emergency communications. We serve Fortune 1000 companies and other clients in a variety of industries, including telecommunications, banking, retail, financial services, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communication needs of our clients. We have evolved into a predominantly automated processor of voice-oriented transactions and a provider of network infrastructure solutions for the communications needs of our clients. In 2009, we grew revenue by 5.7% over 2008 to $2,375.7 million and generated $647.9 million in adjusted EBITDA, or 27.3% margins, and $88.2 million in net income – West Corporation. See “Selected Financial Data.”

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2009, we managed over 20.8 billion telephony minutes and over 97 million conference calls, facilitated over 240 million 9-1-1 calls, and delivered over 447 million notification calls and over 82 million data messages. With approximately 510,000 telephony ports to handle conference calls, alerts and notifications and customer service, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 180,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

Financial Operations Overview

Revenue

In our Unified Communications segment, our conferencing and collaboration services are generally billed on a per participant minute or per seat basis and our alerts and notifications services are generally billed on a per message or per minute basis. Billing rates for these services vary depending on participant geographic location, type of service (such as audio, video or web conferencing) and type of message (such as voice, text, email or fax). We also charge clients for additional features, such as conference call recording or transcription services. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends. We expect this trend to continue for the foreseeable future.

In our Communication Services segment, our emergency communications solutions are generally billed per month based on the number of billing telephone numbers or cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our communication equipment technology solutions. Our automated and agent-based customer service solutions are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent-based services.

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

The principal component of cost of services for our Communication Services segment is labor expense. Labor expense included in costs of services primarily reflects compensation for the agents providing our agent-based services, but also includes compensation for personnel dedicated to emergency communications database management, manufacturing and development of our premise-based public safety solution as well as collection expenses, such as costs of letters and postage, incurred in connection with our receivables management. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients. Significant components of our cost of services in this segment also include variable telephone expense.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. In connection with our recapitalization in 2006, we incurred a significant amount of additional indebtedness. Accordingly, our interest expense has increased significantly over the period since the recapitalization. During 2009, we extended the maturity for $1.0 billion of our existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect at such time). While recent economic conditions have generally resulted in a tightening of credit availability, the maturity extension helps improve our liquidity profile, particularly when combined with the anticipated reduction of our outstanding indebtedness using a portion of the proceeds of our initial public offering, which we announced on October 2, 2009, which will also significantly reduce our interest expense.

Evolution to Automated Technologies. As we have continued our evolution into a diversified and automated technology-driven service provider, our revenue from automated services businesses has grown from 37% of total revenue in 2005 to 64% in 2009 and our operating income from automated services businesses has grown from 53% of total operating income to 92% over the same period. This shift in business mix towards higher growth and higher margin automated processing businesses has driven our adjusted EBITDA margin from 25.0% in 2005 to 27.3% in 2009.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our capabilities across industries and service offerings. We expect this will occur through a combination of organic growth, as well as strategic partnerships, alliances and acquisitions to expand into new service offerings as well as into new industries. Since 2005, we have invested approximately $1.7 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Revised Organizational Structure. During the third quarter of 2009, we began operating in two segments, Unified Communications and Communication Services. We moved our alerts and notifications division from the Communication Services segment into the Unified Communications segment to leverage the sales channel and product distribution expertise developed in the conferencing and collaboration business, including the management of a field sales force and the acquisition of customers over the Internet, to facilitate growth. The receivables management division, which was previously reported as a separate segment, is now part of the Communication Services segment. The activities of the receivables management business have become more focused over the past year on providing agent-based services to the client base it shares with the other Communication Services businesses. Accordingly, the Communications Services segment is expected to continue to facilitate the use of a common sales force and shared contact center infrastructure to better coordinate agent and workstation productivity and more cost-effectively allocate resources. This revised organizational structure is intended to more closely align each business line with the allocation of resources by our management team and more closely reflects how we manage our business.

Factors Affecting Accounts Receivable Management. We have historically purchased portfolios of charged-off accounts receivable as a component of our receivables management services business. In 2009 and 2008, we recorded reductions in revenue of $25.5 million and $76.4 million, respectively, as an allowance for impairment of purchased accounts receivables. These impairments were due to reduced liquidation rates and reduced future collection estimates on existing portfolios. As a result of the difficulty in identifying new portfolio purchases on attractive terms and the deterioration of the U.S. economy, we have significantly reduced our portfolio purchases since the end of 2007 and we expect the scope of our portfolio purchases to be significantly reduced for the foreseeable future.

Overview of 2009 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2009. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, our consolidated financial statements or our condensed consolidated financial statements and notes thereto included elsewhere in this annual report.

•

On August 6, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Lehman Commercial Paper, Inc. (“LCPI”), as resigning administrative agent, and Wachovia Bank, National Association (“Wachovia”), as successor agent, entered into Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement (the “Fourth Amendment”), amending the Credit Agreement, dated as of October 24, 2006, by and among West, LCPI, as initial administrative agent and the various lenders party thereto, as lenders, as previously amended as of February 14, 2007, May 11, 2007 and May 16, 2008 (as so and thereafter amended, the “Credit Agreement”). The Fourth Amendment provided for the resignation of LCPI as administrative agent and swing line lender under the Credit Agreement, the appointment of Wachovia as successor administrative agent and swing line lender, and modifications to the terms upon which such functions will be performed.

•

On August 28, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Wachovia, as successor administrative agent and the various lenders party thereto, entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment permits West to, among other things, (i) agree with individual lenders to extend the maturity of their term loans or extend or refinance their revolving credit commitments under the Credit Agreement, and pay a different interest rate or otherwise modify certain terms of their loans or revolving commitments in connection with such an extension, and (ii) issue new secured notes, which may include indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, so long as, among other things, the net cash proceeds from any such issuance are used to prepay certain loans under the Credit Agreement at par. In connection with the execution of the Fifth Amendment, West has extended the maturity date for $1.0 billion of its existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) and the interest rate margins of such extended term loans have been increased. The interest rate margins for the extended term loans are based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of December 31, 2009, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of December 31, 2009, base rate plus 2.875%).

•

On August 28, 2009 West Receivables LLC, a wholly-owned bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia. Under the facility West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased accounts receivable for cash to Wachovia. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in the Company’s condensed consolidated financial statements. At December 31, 2009, there was no funding under the facility.

•

During the third quarter of 2009, we began operating in two segments, Unified Communications and Communication Services. We moved our alerts and notifications division from the Communication Services segment into Unified Communications. The receivables management division, which was previously reported as a separate segment, is now part of the Communication Services segment.

•

During the fourth quarter of 2009, a settlement was reached in the CFSC Capital Corp. XXXIV and CVI GVF Finco, LLC v. West Receivable Services Inc. et al. litigation. As a result of the settlement, we purchased CFSC Capital Corp. XXXIV’s interest in a majority-owned subsidiary Worldwide Asset Purchasing LLC (“WAP I”). We also abandoned our interest in a second majority-owned subsidiary (“WAP II”). All related lawsuits, claims and counterclaims between the parties were dismissed with prejudice and on the merits as provided for under the terms of the settlement. As a result of the settlement, the portfolio receivables decreased by $48.7 million, net of reserves of $78.2 million. Also, the non-recourse portfolio notes payable, noncontrolling interest, cash and accrued expenses decreased by $49.1 million, $2.2 million, $3.5 million and $0.9 million, respectively. Also during 2009, we disposed of health care portfolio notes receivable of $7.5 million, net of reserves of $4.3 million and the associated non-recourse notes payable of $7.5 million.

•

Total revenue increased $128.3 million, or 5.7%, in 2009, as compared to total revenue in 2008. This increase is the result of revenue from acquired entities of $165.0 million and organic growth within the Unified Communications segment, partially offset by declining call volumes resulting in reduced revenue of $133.5 million in our agent-based services. The Communication Services segment recorded impairment charges of $25.5 million to establish a valuation allowance against the carrying value of portfolio receivables in 2009 compared to a valuation allowance of $76.4 million recorded in 2008.

•

Operating income increased $49.8 million, or 14.2%, in 2009 compared to operating income in 2008. The increase in operating income was due, in part, to a decrease in impairment charges recorded by the Communication Services segment from $76.4 million in 2008 to $25.5 million in 2009.

•

Our Adjusted EBITDA increased to $647.9 million in 2009, compared to $633.6 million in 2008, an increase of 2.3%. For further information regarding the computation of Adjusted EBITDA in accordance with the terms of our credit facilities, see “—Liquidity and Capital Resources—Debt Covenants” below.

The following table sets forth our Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of services	44.9	45.2	43.5
Selling, general and administrative expenses (“SG&A”):	38.2	39.2	40.0

Operating income	16.9	15.6	16.5
Interest expense	10.7	13.9	15.8
Other income (expense)	—	(0.4)	0.6

Income before income tax expense	6.2	1.3	1.3
Income tax expense	2.4	0.5	0.3

Net income	3.8	0.8	1.0
Less net income (loss)—noncontrolling interest	0.1	(0.1)	0.7

Net Income—West Corporation	3.7%	0.9%	0.3%

Years Ended December 31, 2009 and 2008

Revenue: Total revenue in 2009 increased $128.3 million, or 5.7%, to $2,375.7 million from $2,247.4 million in 2008. This increase included $165.0 million of revenue from the acquisitions of HBF, Genesys and Positron. These acquisitions closed on April 1, 2008, May 22, 2008 and November 21, 2008, respectively. During 2009, decreased call volumes in our agent-based services, which we believe are attributable to the sluggish economy, resulted in reduced revenue of $133.5 million. During 2009, the Communication Services segment recorded impairment charges of $25.5 million to establish a valuation allowance against the carrying value of portfolio receivables. During 2008, the Communication Services segment recorded impairment charges of $76.4 million.

During each of the years ended December 31, 2009 and 2008, our largest 100 clients represented approximately 56% of total revenue. The aggregate revenue from our largest client, AT&T, as a percentage of our total revenue in 2009 and 2008 was approximately 12% and 13%, respectively. No other client accounted for more than 10% of our total revenue in 2009 or 2008.

Revenue by business segment:

	For the year ended December 31,
	2009	% of Total Revenue	2008	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$1,126,544	47.4%	$995,161	44.3%	$131,383	13.2%
Communication Services	1,254,547	52.8%	1,258,182	56.0%	(3,635)	-0.3%
Intersegment eliminations	(5,343)	-0.2%	(5,909)	-0.3%	566	-9.6%

Total	$2,375,748	100.0%	$2,247,434	100.0%	$128,314	5.7%

Unified Communications revenue in 2009 increased $131.4 million, or 13.2%, to $1,126.5 million from $995.2 million in 2008. The increase in revenue included $95.2 million from the acquisition of Genesys which was completed in May 2008. The remaining $36.2 million increase was attributable to organic growth. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future.

Communication Services revenue in 2009 decreased $3.6 million, or 0.3%, to $1,254.5 million from $1,258.2 million in 2008. The decrease in revenue for 2009 is primarily the result of decreased call volumes in our agent-based services, which reduced revenue by $133.5 million. During 2009, the Communication Services segment recorded impairment charges of $25.5 million to establish a valuation allowance against the carrying value of portfolio receivables. During 2008, the Communication Services segment recorded impairment charges of $76.4 million. Partially offsetting the decrease in revenue was revenue of $69.8 million from acquired entities.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2009 increased $52.7 million, or 5.2%, to $1,067.8 million from $1,015.0 million in 2008. The acquisitions of HBF, Genesys and Positron increased cost of services $80.5 million. As a percentage of revenue, cost of services decreased to 44.9% for 2009 from 45.2% in 2008.

Cost of Services by business segment:

	For the year ended December 31,
	2009	% of Revenue	2008	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$422,189	37.5%	$351,359	35.3%	$70,830	20.2%
Communication Services	649,195	51.7%	665,571	52.9%	(16,376)	-2.5%
Intersegment eliminations	(3,607)	NM	(1,902)	NM	(1,705)	89.6%

Total	$1,067,777	44.9%	$1,015,028	45.2%	$52,749	5.2%

NM—Not Meaningful

Unified Communications cost of services in 2009 increased $70.8 million, or 20.2%, to $422.2 million from $351.4 million in 2008. The acquisition of Genesys increased cost of services $25.0 million. The increase in cost of services included $25.0 million in costs associated with services offered resulting from the acquisition of Genesys. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 37.5% in 2009 from 35.3% in 2008.

Communication Services cost of services in 2009 decreased $16.4 million, or 2.5%, to $649.2 million from $665.6 million in 2008. The decrease in cost of services in 2009 was partially offset by increased costs of $55.5 million from the operations resulting from our acquisitions of HBF and Positron. The remaining decrease is primarily driven by decreased service volume. As a percentage of revenue, Communication Services cost of services decreased to 51.7% in 2009 from 52.9% in 2008. The impact of the valuation allowance on Communication Services cost of services as a percentage of revenue in 2009 and 2008 was 100 basis points and 300 basis points, respectively.

Selling, General and Administrative Expenses: SG&A expenses in 2009 increased $25.8 million, or 2.9%, to $907.4 million from $881.6 million for 2008. The increase included $49.2 million from the acquisitions of HBF, Genesys and Positron. As a percentage of revenue, SG&A expenses decreased to 38.2% in 2009 from 39.2% in 2008. In 2009, in accordance with ASC 710-35 Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, (“ASC 710-35”) we recorded a $3.9 million increase in SG&A with a corresponding increase in other income and expense. ASC 710-35 requires that the deferred compensation obligation be classified as a liability and adjusted with the corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to employees.

Selling, general and administrative expenses by business segment:

	For the year ended December 31,
	2009	% of Revenue	2008	% of Revenue	Change	% Change
SG&A in thousands
Unified Communications	$408,258	36.2%	$386,950	38.9%	$21,308	5.5%
Communication Services	500,835	39.9%	498,643	39.6%	2,192	0.4%
Intersegment eliminations	(1,735)	NM	(4,007)	NM	2,272	NM

Total	$907,358	38.2%	$881,586	39.2%	$25,772	2.9%

NM—Not meaningful

Unified Communications SG&A expenses in 2009 increased $21.3 million, or 5.5%, to $408.3 million from $387.0 million in 2008. SG&A expenses included $30.8 million from the acquisition of Genesys. As a percentage of this segment’s revenue, Unified Communications SG&A expenses in 2009 decreased to 36.2% from 38.9% in 2008. The Unified Communications segment has effectively reduced SG&A expenses through realized synergies from acquisitions.

Communication Services SG&A expenses in 2009 increased $2.2 million, or 0.4%, to $500.8 million from $498.6 million in 2008. The acquisitions of HBF and Positron increased SG&A expenses by $18.5 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 39.9% in 2009 from 39.6% in 2008. The impact of the valuation allowance on SG&A expenses as a percentage of revenue in 2009 and 2008 was 80 basis points and 220 basis points, respectively.

Operating Income: Operating income in 2009 increased by $49.8 million, or 14.2%, to $400.6 million from $350.8 million in 2008. As a percentage of revenue, operating income increased to 16.9% in 2009 from 15.6% in 2008.

Operating income by business segment:

	For the year ended December 31,
	2009	% of Revenue	2008	% of Revenue	Change	% Change
Operating income in thousands
Unified Communications	$296,096	26.3%	$256,853	25.8%	$39,243	15.3%
Communication Services	104,517	8.3%	93,967	7.5%	10,550	11.2%

Total	$400,613	16.9%	$350,820	15.6%	$49,793	14.2%

Unified Communications operating income in 2009 increased $39.2 million, or 15.3%, to $296.1 million from $256.9 million in 2008. As a percentage of this segment’s revenue, Unified Communications operating income increased to 26.3% in 2009 from 25.8% in 2008.

Communication Services operating income in 2009 increased $10.5 million, or 11.2%, to $104.5 million from $94.0 million in 2008. The increase in operating income in 2009 was driven primarily by lower valuation allowances taken in 2009, $25.5 million compared to $76.4 million in 2008. This increase was partially offset by a reduction in agent-based services operating income of $51.9 million. As a percentage of revenue, Communication Services operating income increased to 8.3% in 2009 from 7.5% in 2008. The impact of the valuation allowance on operating income as a percentage of revenue in 2009 and 2008 was 190 basis points and 530 basis points, respectively.

Other Income (Expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, the aggregate gain (loss) on debt transactions denominated in currencies other than the functional currency, sub-lease rental income and interest income from short-term investments. Other expense in 2009 was $252.8 million compared to $321.6 million in 2008. Interest expense in 2009 was $254.1 million compared to $313.0 million in 2008. The decrease in interest expense was primarily due to lower effective interest rates, partially offset by increased average outstanding debt in 2009. Interest expense during 2009 included a reduction of $3.3 million for the decline in the fair value liability of the interest rate swap hedges, which were determined to be ineffective and therefore did not qualify for hedge accounting treatment. This compares to a $3.2 million increase in interest expense in 2008 for the increase in the fair value liability of the interest rate swap hedges. Interest expense was further reduced during 2009 by $6.4 million for hedges that did not qualify for hedge accounting treatment. This compares to a $14.5 million increase to interest expense in 2008 for hedges that did not qualify for hedge accounting treatment.

Noncontrolling interest income (loss): At December 31, 2009, one of the subsidiaries comprising our receivable management business is not wholly owned by us. This majority-owned subsidiary is not party to or guarantor of our senior secured term loan facility, our senior secured revolving credit facility, our senior notes or our senior subordinated notes. Accordingly, interest expense associated with the foregoing debt instruments is not attributed to this subsidiary or similar subsidiaries that were not wholly owned by us during 2009. The only interest expense attributed to these majority-owned subsidiaries is the portion of the interest expense that is accrued on our portfolio notes payable facilities which corresponds with our ownership percentage of such subsidiary. We had income attributable to noncontrolling interest of $2.7 million in 2009 compared to loss attributable to noncontrolling interest of ($2.1) million in 2008. The portfolio receivable impairments recorded in 2008 primarily caused the loss attributable to the non-controlling interest in 2008.

Net Income—West Corporation: Our net income in 2009 improved $68.7 million, or 352.3%, to $88.2 million from $19.5 million in 2008. The increase in net income was due to the factors discussed above for revenue, cost of services, SG&A expense and other income (expense). Net income includes a provision for income tax expense at an effective rate (income tax expense divided by income before income tax and noncontrolling interest) of approximately 38.4% for 2009, compared to an effective tax rate of approximately 40.2% in 2008.

Earnings (Loss) per common share: Earnings per common L share—basic for 2009 improved $4.67, to $17.45, from $12.78 in 2008. Earnings per common L share—diluted for 2009 improved $4.43, to $16.67, from $12.24 in 2008. The improvement in earnings per share was primarily the result of increased net income attributable to Class L common shares. Loss per common A share—basic and diluted for 2009 decreased $0.25, to ($0.98), from ($1.23) for 2008. The decrease in (loss) per share was primarily the result of an increase in net income attributable to the Class A common shares due to our increased earnings in 2009.

Years Ended December 31, 2008 and 2007

Revenue: Total revenue in 2008 increased $147.9 million, or 7.0%, to $2,247.4 million from $2,099.5 million in 2007. This increase included $190.3 million from the acquisitions of WNG, TeleVox, Omnium, HBF, Genesys and Positron, offset by the $76.4 million impairment to establish a valuation allowance against the carrying value of portfolio receivables. These acquisitions closed on February 1, 2007, March 1, 2007, May 4, 2007, April 1, 2008, May 22, 2008 and November 21, 2008, respectively.

During 2008 and 2007, revenue from our 100 largest clients included $23.0 million and $13.6 million, respectively, of revenue derived from new clients. During the years ended December 31, 2008 and 2007, our largest 100 clients represented approximately 56% and 57% of revenue, respectively. The aggregate revenue provided by our largest client, AT&T, as a percentage of our total revenue in 2008 and 2007 was approximately 13% and 14%, respectively. No other client accounted for more than 10% of our total revenue in 2008 or 2007.

Revenue by business segment:

	For the year ended December 31,
	2008	% of Total Revenue	2007	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$995,161	44.3%	$764,098	36.4%	$231,063	30.2%
Communication Services	1,258,182	56.0%	1,341,692	63.9%	(83,510)	-6.2%
Intersegment eliminations	(5,909)	-0.3%	(6,298)	-0.3%	389	-6.2%

Total	$2,247,434	100.0%	$2,099,492	100.0%	$147,942	7.0%

Unified Communications revenue in 2008 increased $231.1 million, or 30.2%, to $995.2 million from $764.1 million in 2007. The increase in revenue included $150.6 million from the acquisitions of WNG, TeleVox and Genesys. The remaining $80.5 million increase was attributable to organic growth. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased.

Communication Services revenue in 2008 decreased $83.5 million, or 6.2%, to $1,258.2 million from $1,341.7 million in 2007. The decrease is primarily attributable to the $76.4 million impairment to establish a valuation allowance against the carrying value of portfolio receivables. The valuation allowance was calculated in accordance with SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. During 2007, we recorded a similar $2.5 million impairment charge. Partially offsetting the decrease in revenue was an increase in revenue from the acquisitions of Omnium, HBF and Positron, which collectively accounted for $39.7 million of revenue. During 2008, our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts was significantly reduced because of the economic downturn. Purchases of portfolio receivables were $45.4 million during 2008, which was $82.0 million less than during 2007. As a result of this lower purchase activity, our ability to collect and recognize revenue has been adversely affected.

Cost of Services: Cost of services in 2008 increased $102.6 million, or 11.2%, to $1,015.0 million from $912.4 million in 2007. The increase in cost of services included $60.6 million in costs associated with services offered resulting from the acquisitions of WNG, TeleVox, Omnium, HBF, Genesys and Positron. As a percentage of revenue, cost of services increased to 45.2% for 2008, compared to 43.5% in 2007.

Cost of Services by business segment:

	For the year ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$351,359	35.3%	$280,154	36.7%	$71,205	25.4%
Communication Services	665,571	52.9%	637,258	47.5%	28,313	4.4%
Intersegment eliminations	(1,902)	NM	(5,023)	NM	3,121	-62.1%

Total	$1,015,028	45.2%	$912,389	43.5%	$102,639	11.2%

NM—Not Meaningful

Unified Communications cost of services in 2008 increased $71.2 million, or 25.4%, to $351.4 million from $280.2 million in 2007. The increase in cost of services included $40.6 million in costs associated with services offered resulting from the acquisitions of WNG, TeleVox and Genesys. The remaining increase is primarily driven by increased revenue volume. As a percentage of this segment’s revenue, Unified Communications cost of services decreased to 35.3% in 2008 compared to 36.7% in 2007.

Communication Services cost of services in 2008 increased $28.3 million, or 4.4%, to $665.6 million from $637.3 million in 2007. The increase in cost of services reflected $20.0 million in costs from the acquisitions of Omnium, HBF and Positron. As a percentage of this segment’s revenue, Communication Services cost of services increased to 52.9% in 2008, compared to 47.5% in 2007. The increase in cost of services as a percentage of revenue for 2008 was driven by the $76.4 million portfolio receivable impairment charge recorded as a reduction of revenue. Also, purchases of new receivable portfolios were down significantly from 2007 resulting in a greater proportion of 2008 collection activity from older receivable portfolios which have a higher cost of collection. Rising labor and benefit costs also contributed to the increase in our cost of sales percentage in 2008.

Selling, General and Administrative Expenses: SG&A expenses in 2008 increased $41.1 million, or 4.9%, to $881.6 million from $840.5 million for 2007. The increase included $102.1 million resulting from the acquisitions of WNG, TeleVox, Omnium, HBF, Genesys and Positron. In 2008, in accordance with ASC 710-10-35, Compensation, (formerly EITF 97-14) (Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested), (“EITF 97-14”) we recorded a $4.9 million reduction in SG&A with the corresponding increase to other income and expense. EITF 97-14 requires that the deferred compensation obligation be classified as a liability and adjusted with the corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to employees.

During the fourth quarter of 2007, management determined that a final settlement to resolve the Sanford and Ritt class actions was probable. See note 15 of the notes to our consolidated financial statements included elsewhere in this report for information regarding these actions. As a result of the settlement negotiations, the Communication Services segment recorded a $20.0 million expense accrual and a $5.0 million receivable for expected insurance proceeds. At December 31, 2008 this expense accrual was $19.3 million. The insurance proceeds were received during 2008. As a percentage of revenue, SG&A expenses decreased to 39.2% in 2008, compared to 40.0% in 2007.

Selling, general and administrative expenses by business segment:

	For the year ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications	$386,950	38.9%	$305,022	39.9%	$81,928	26.9%
Communication Services	498,643	39.6%	536,785	40.0%	(38,142)	-7.1%
Intersegment eliminations	(4,007)	NM	(1,275)	NM	(2,732)	NM

Total	$881,586	39.2%	$840,532	40.0%	$41,054	4.9%

NM—Not meaningful

Unified Communications SG&A expenses in 2008 increased $81.9 million, or 26.9%, to $387.0 million from $305.0 million in 2007. SG&A included $82.3 million from the acquisitions of WNG, TeleVox and Genesys, $18.5 million of which was for the amortization of finite lived intangible assets. As a percentage of this segment’s revenue, Unified Communications SG&A expenses in 2008 was 38.9% compared to 39.9% in 2007.

Communication Services SG&A expenses in 2008 decreased $38.1 million, or 7.1%, to $498.6 million from $536.8 million in 2007. This reduction of SG&A was partially due to $19.4 million in lower depreciation and amortization charges. In 2007, we recorded an $8.8 million impairment charge to fully impair the goodwill associated with a majority-owned unrestricted subsidiary in the Communication Services segment. The acquisitions of Omnium, HBF and Positron increased SG&A expense by $19.8 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 39.6% in 2008 compared to 40.0% in 2007.

Operating Income: Operating income in 2008 increased by $4.3 million, or 1.2%, to $350.8 million from $346.6 million in 2007. As a percentage of revenue, operating income decreased to 15.6% in 2008 compared to 16.5% in 2007.

Operating income by business segment:

	For the year ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications	$256,853	25.8%	$178,923	23.4%	$77,930	43.6%
Communication Services	93,967	7.5%	167,648	12.5%	(73,681)	-43.9%

Total	$350,820	15.6%	$346,571	16.5%	$4,249	1.2%

Unified Communications operating income in 2008 increased $77.9 million, or 43.6%, to $256.9 million from $178.9 million in 2007. The increase in operating income included $27.7 million from the acquisitions of WNG, TeleVox and Genesys. As a percentage of this segment’s revenue, Unified Communications operating income increased to 25.8% in 2008 compared to 23.4% in 2007.

Communication Services operating income in 2008 decreased $73.7 million, or 43.9%, to $94.0 million from $167.6 million in 2007. The decrease in operating income was due primarily to the impairment charge of $76.4 million recorded to establish a valuation allowance against the carrying value of portfolio receivables. As a percentage of this segment’s revenue, Communication Services operating income decreased to 7.5% in 2008 compared to 12.5% in 2007.

Other Income (Expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, the aggregate gain (loss) on debt transactions denominated in currencies other than the functional currency, sub-lease rental income and interest income from short-term investments. Other expense in 2008 was $321.6 million compared to $319.0 million in 2007. Interest expense in 2008 was $313.0 million compared to $332.4 million in 2007. The change in interest expense was primarily due to lower effective interest rates partially offset by increased outstanding debt in 2008 than we experienced during 2007. Interest expense during 2008 was increased by $3.2 million for the increase in the fair value liability of the interest rate swap hedges. Interest expense was further increased by $14.5 million in 2008 for hedges that did not qualify for hedge accounting treatment. In 2008, we recorded a $5.8 million loss on the Euro-denominated multi currency revolver as the Euro strengthened against the British Pound Sterling, the functional currency of InterCall’s United Kingdom subsidiary. In 2008, in accordance with EITF 97-14 we recorded a $4.9 million reduction in the value of the Rabbi Trust assets with the corresponding increase to other expense.

Noncontrolling interest income (loss): Certain of the subsidiaries comprising our receivable management business are not wholly owned by us. These majority-owned subsidiaries are not parties to or guarantors of our senior secured term loan facility, our senior secured revolving credit facility, our senior notes or our senior subordinated notes. Accordingly, interest expense associated with the foregoing debt instruments is not attributed to these subsidiaries. The only interest expense attributed to these majority-owned subsidiaries is the portion of the interest expense that is accrued on our portfolio notes payable facilities which corresponds with our ownership percentage of such subsidiaries. We had a loss attributable to noncontrolling interest of $2.1 million in 2008 compared to income attributable to noncontrolling interest of $15.4 million in 2007. The portfolio receivable impairment recorded in the year ended December 31, 2008 primarily caused the loss attributable to the non-controlling interest.

Net Income—West Corporation: Our net income in 2008 improved $14.1 million, or 262.4%, to $19.5 million compared to $5.4 million in 2007. The increase in net income was due to the factors discussed above for revenue, cost of services, SG&A expense and other income (expense). Net income includes a provision for income tax expense at an effective rate (income tax expense divided by income before income tax and noncontrolling interest) of approximately 40.2% for 2008, compared to an effective tax rate of approximately 24.7% in 2007. The difference between the effective tax rate during 2007 and the statutory tax rate is primarily due to higher noncontrolling interest pretax income as a percentage of total pretax income and the release of valuation allowances related to losses sustained by an unconsolidated equity investment (for tax purposes) which became deductible for tax purposes upon disposal of the majority owned subsidiary.

Earnings (Loss) per common share: Earnings per common L share—basic for 2008 improved $1.70 to $12.78 from $11.08 compared to 2007. Earnings per common L share—diluted for 2008 improved $1.56 to $12.24 from $10.68 compared to 2007. The improvement in earnings per share was primarily the result of increased net income attributable to Class L common shares. Loss per common A share—basic and diluted for 2008 increased ($0.03) to ($1.23) from ($1.20) for 2007. The increase in (loss) per share was primarily the result of a decrease in net income attributable to the Class A common shares.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations supplemented by borrowings under our bank credit facilities and specialized credit facilities established for the purchase of receivable portfolios.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 and amendments to the Registration Statement on December 1st and December 16th pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”). We may also use a portion of the net proceeds received by us to repurchase certain of our notes and for working capital and other general corporate purposes.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

Year Ended December 31, 2009 compared to 2008

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2009	2008	Change	% Change
Cash flows from operating activities	$272,857	$287,381	$(14,524)	-5.1%
Cash flows from (used in) investing activities	$(112,615)	$(597,539)	$484,924	81.2%
Cash flows from (used in) financing activities	$(271,844)	$341,971	$(613,815)	-179.5%

Net cash flows from operating activities in 2009 decreased $14.5 million, or 5.1%, to $272.9 million compared to net cash flows from operating activities of $287.4 million in 2008. The decrease in net cash flows from operating activities is primarily due to reductions in accrued payroll and interest due to the timing of the year-end payroll cycle and interest payment dates. This decrease in cash flows from operating activities was partially offset by increased operating income.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 54 days at December 31, 2009. Throughout 2009, DSO ranged from 54 to 59 days. At December 31, 2008, DSO was 54 days and ranged from 52 to 58 days during 2008.

Net cash flows used in investing activities in 2009 decreased $484.9 million, or 81.2%, to $112.6 million compared to net cash flows used in investing activities of $597.5 million in 2008. The decrease in net cash flows used in investing activities was due to reduced acquisition activity in 2009 compared to 2008. In 2009, $31.7 million was invested for acquisitions compared to $493.6 million in 2008. We invested $118.5 million in capital expenditures during 2009 compared to $105.4 million invested in 2008. Investing activities in 2009 and 2008 included the net purchase of receivable portfolios for $1.7 million and $45.4 million, respectively. Investing activities in 2009 also included cash proceeds applied to amortization of receivable portfolios of $39.1 million compared $46.4 million in 2008.

Net cash flows used in financing activities in 2009 increased $613.8 million or 179.5%, compared to net cash flows from financing activities of $342.0 million for 2008. During 2009, $201.7 million was paid on the senior secured revolving credit facility and the multicurrency revolving credit facility. During 2008, net proceeds from the term loan add-on of the senior secured credit facility, senior secured revolving credit facility and the multicurrency revolving credit facility were $417.2 million and were used to finance the Genesys and Positron acquisitions.

Given our current levels of cash on hand, anticipated cash flow from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Year Ended December 31, 2008 compared to 2007

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2008	2007	Change	% Change
Cash flows from operating activities	$287,381	$263,897	$23,484	8.9%
Cash flows from (used in) investing activities	$(597,539)	$(454,946)	$(142,593)	-31.3%
Cash flows from (used in) financing activities	$341,971	$118,106	$223,865	189.5%

Net cash flows from operating activities in 2008 increased $23.5 million, or 8.9%, to $287.4 million compared to net cash flows from operating activities of $263.9 million in 2007. The increase in net cash flows from operating activities is primarily due to improved operating income excluding the impact of the $76.4 million non-cash impact of the allowance for impairment of purchased accounts receivable. This increase was partially offset by a reduction in accounts payable and accrued expenses.

DSO, a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risks, was 54 days at December 31, 2008 after removing the impact of Positron which was acquired on November 21, 2008. Throughout the year, DSO ranged from 52 to 58 days. At December 31, 2007, the DSO were 50 days and ranged from 50 to 52 days during the year. Due to its higher concentration of international clients, Genesys has traditionally had higher DSO than our other subsidiaries.

Net cash used in investing activities in 2008 increased $142.6 million, or 31.3%, to $597.5 million compared to net cash used in investing activities of $454.9 million in 2007. The increase in cash used in investing activities was due to $493.6 million of acquisition costs incurred in 2008 primarily for the acquisitions of HBF, Genesys and Positron compared to $291.8 million of acquisition costs incurred in 2007 primarily for the acquisitions of WNG, TeleVox and Omnium. We invested $105.4 million in capital expenditures during 2008 compared to $103.6 million invested in 2007. Investing activities in 2008 and 2007 included the purchase of receivable portfolios for $45.4 million and $127.4 million, respectively. Investing activities in 2008 also included cash proceeds applied to amortization of receivable portfolios of $46.4 million compared to $66.9 million in 2007.

Net cash flow from financing activities in 2008 increased $223.9 million, or 189.5%, to $342.0 million, compared to net cash flow from financing activities of $118.1 million for 2007. During 2008, net proceeds from the term loan add-on of the senior secured credit facility and the multicurrency revolving credit facility were $198.7 million and were used to finance the Genesys acquisition. During 2008, we drew $224.0 million under our senior secured revolving credit facility and repaid $15.8 million on our multicurrency revolving credit facility. In November 2008, we used $167.0 million to purchase Positron. During 2007, proceeds from the expansion of our senior secured term loan facility were $300.0 million and were used to finance the WNG, TeleVox and Omnium acquisitions. In 2007, we settled an appraisal rights claim brought by a former shareholder in connection with our recapitalization for $48.75 per share, the same amount received in the recapitalization by all of our other former public shareholders, for a total settlement amount of $170.6 million plus interest at 8.25% for a total of approximately $13.3 million. During 2008, net cash from financing activities was partially offset by payments on portfolio notes payable of $64.9 million, compared to $75.7 million in 2007. Proceeds from issuance of portfolio notes payable in 2008 were $33.1 million, compared to $108.8 million in 2007.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

On August 6, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Lehman Commercial Paper, Inc. (“LCPI”), as resigning administrative agent, and Wachovia Bank, National Association (“Wachovia”), as successor administrative agent, entered into Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement (the “Fourth Amendment”), amending the Credit Agreement, dated as of October 24, 2006, by and among West, LCPI, as initial administrative agent and the various lenders party thereto, as lenders, as previously amended as of February 14, 2007, May 11, 2007, May 16, 2008 (as so and thereafter amended, the “Credit Agreement”). The Fourth Amendment provided for the resignation of LCPI as administrative agent and swing line lender under the Credit Agreement, the appointment of Wachovia as successor administrative agent and swing line lender, and modifications to the terms upon which such functions will be performed. In addition, the Fourth Amendment removed West Asset Management, Inc. (“WAM”) as a subsidiary borrower and reallocated the designated amount deemed to have been borrowed by WAM to West. The Fourth Amendment did not change WAM’s status as a guarantor of the obligations under the Credit Agreement.

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

The senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with balloon payments at maturity date of October 24, 2013 and July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) of approximately $1,408.8 million and $928.4 million, respectively. Pricing of the senior secured term loan facility, due 2013, is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at December 31, 2009), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at December 31, 2009). The interest rate margins for the senior secured term loans due 2016 are based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of December 31, 2009, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of December 31, 2009, base rate plus 2.875%), except for the $134.0 million term loan expansion, which is priced at LIBOR (subject to a 3.5% floor) plus 5.0%, and base rate plus 4.0% for base rate loans. The rate at December 31, 2009 is Base Rate plus 4.0% or 7.25%. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2009 and 2008 were 5.25% and 6.56%, respectively.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at December 31, 2009), and the margin ranges from 0.75% to 1.50% for base rate loans (base rate plus 1.0% at December 31, 2009). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the revolving credit facility during 2009 and 2008 was $169.9 million and $63.0 million, respectively. The highest balance outstanding on the revolving credit facility during 2009 and 2008 was $224.0 million.

In October 2006, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $800.0 million, $700.0 million and $600.0 million for the three years ending October 23, 2007, 2008 and 2009, respectively, at rates from 5.0% to

5.01%. In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At December 31, 2009, we had $600.0 million of the outstanding $2,460.1 million of borrowings under the senior secured term loan facility hedged at rates from 3.38% to 3.532%. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk—Lehman Hedges” elsewhere in this report for a discussion on the impact of Lehman Brothers bankruptcy on two of these interest rate swaps.

In August 2008, we entered into a one-year interest rate basis swap overlay to reduce interest expense to take advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis overlay swaps on our swaps entered into in October 2006. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments at LIBOR plus 10.5 basis points. The termination dates and notional amounts match the interest rate swaps noted above.

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on the forward starting interest rate swaps ranges from 2.56% to 2.60%.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $304.8 million, including the aggregate amount of $73.8 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Multicurrency Revolving Credit Facility

InterCall Conferencing Services Limited (“ICSL”), a foreign subsidiary of InterCall, maintains a $75.0 million multicurrency revolving credit facility. The credit facility is secured by substantially all of the assets of ICSL, and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures on May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.375% to 3.125% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)). The margin at December 31, 2009 was 2.375%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility during 2009 was 6.83%, compared to 8.7% from inception, May 16, 2008, through December 31, 2008. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

There was no outstanding balance on the multicurrency revolving credit facility at December 31, 2009, compared to an outstanding balance of $48.2 million at December 31, 2008. The average daily outstanding balance of the multicurrency revolving credit facility during 2009 was $30.3 million, compared to $63.7 million in 2008. The highest balance outstanding on the multicurrency revolving credit facility during 2009 was $48.2 million, compared to $76.5 million in 2008.

Senior Notes

The senior notes consist of $650.0 million aggregate principal amount of 9.5% senior notes due 2014. Interest is payable semiannually.

At any time prior to October 15, 2010, the Company may redeem all or a part of the senior notes, at a redemption price equal to 100% of the principal amount of senior notes redeemed plus the applicable premium and accrued and unpaid interest to the date of redemption, subject to the rights of holders of senior notes on the relevant record date to receive interest due on the relevant interest payment date.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Adjusted EBITDA may not exceed 6.25 to 1.0 at December 31, 2009 and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.75 to 1.0 at December 31, 2009. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2009. These financial covenants will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 3.75 to 1.0 in 2013 and the interest coverage ratio reaches 2.50 to 1.0 in 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the senior secured credit facilities, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of the Company’s subordinated debt and a change of control of the Company. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take certain actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

Senior Notes—The senior notes indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.

Senior Subordinated Notes—The senior subordinated indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.

Multicurrency Revolving Credit Facility—ICSL is required to comply on a quarterly basis with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of ICSL and its subsidiaries (“InterCall UK Group”) cannot exceed 2.75 to 1.0 tested as of the last day of each of the first full three quarters ending after the utilization date, 2.50 to 1.0 tested as of the last day of each of the next four fiscal quarters (beginning with the fiscal quarter ended June 30, 2009) and 2.25 to 1.0 tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0 to 1.0 as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, increases over the life of the agreement from £45.0 million in 2008 and £47.5 million in 2009 to £50.0 million in 2010 and thereafter.

Our failure to comply with these debt covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our senior secured credit facilities or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indentures that govern the notes. Our senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

If we cannot make scheduled payments on our debt, we will be in default, and as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

Credit Ratings

At December 31, 2009, our credit ratings and outlook were as follows:

	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2/Stable	B1	B1	Caa1	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B-	B-

(1)	Rating confirmed on May 14, 2009. On August 10, 2009, Moody’s stated that the Fifth Amendment to the senior secured term loan facility would have no immediate impact on West’s credit or liquidity ratings.
(2)	Rating confirmed on December 7, 2009.

We will monitor and weigh our operating performance with any potential acquisition activities. Additional acquisitions of size would likely require us to secure additional funding sources. We have no reason to believe for the foreseeable future there will be an event to cause downgrades based on the positions of our rating agencies.

Adjusted EBITDA—The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity, we use “Adjusted EBITDA”, which we define as earnings before interest expense, share-based compensation, taxes, depreciation and amortization, noncontrolling interest, non-recurring litigation settlement costs, impairments and other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP. Although we use Adjusted EBITDA as a measure of our liquidity, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business and includes adjustments for synergies that have not been realized. In addition, as disclosed below, certain adjustments included in our calculation of Adjusted EBITDA are based on management’s estimates and do not reflect actual results. For example, post-acquisition synergies included in Adjusted EBITDA are determined in accordance with our senior credit facilities, which provide for an adjustment to EBITDA, subject to certain specified limitations, for reasonably identifiable and factually supportable cost savings projected by us in good faith to be realized as a result of actions taken following an acquisition. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented here as we understand investors use it as one measure of our historical ability to service debt and compliance with covenants in our senior credit facilities. Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to cash flow from operations.

	For the year ended December 31,
(amounts in thousands)	2009	2008	2007	2006	2005
Cash flows from operating activities	$272,857	$287,381	$263,897	$215,739	$290,004
Income tax expense	56,862	11,731	6,814	65,505	87,736
Deferred income tax (expense) benefit	(28,274)	26,446	8,917	(9,300)	2,645
Interest expense	254,103	313,019	332,372	94,804	15,358
Allowance for impairment of purchased accounts receivable	(25,464)	(76,405)	—	—	—
Provision for share based compensation	(3,840)	(1,404)	(1,276)	(28,738)	(538)
Debt amortization	(16,416)	(15,802)	(14,671)	(3,411)	(858)
Other	(375)	(107)	195	(876)	(699)
Excess tax benefit from stock options exercised	1,709	—	—	50,794	—
Changes in operating assets and liabilities, net of business acquisitions	79,124	(19,173)	(53,461)	(2,180)	(15,313)

EBITDA	590,286	525,686	542,787	382,337	378,335

Provision for share based compensation (a)	3,840	1,404	1,276	28,738	538
Acquisition synergies and transaction costs (b)	18,003	20,985	22,006	89,562	1,365
Non-cash portfolio impairments (c)	25,464	76,405	1,004	—	—
Site closures and other impairments (d)	6,976	2,644	1,309	—	—
Non-cash foreign currency losses (e)	(229)	6,427	—	—	—
Non-recurring litigation settlement costs (f)	3,601	—	15,741	—	—
Synthetic lease interest (g)	—	—	—	1,305	1,385

Adjusted EBITDA	$647,941	$633,551	$584,123	$501,942	$381,623

Adjusted EBITDA Margin (h)	27.3%	28.2%	27.8%	27.0%	25.0%

Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (i)	$3,577,291	$3,706,982	$3,345,615	NM	NM
Ratio of total debt to Adjusted EBITDA (j)	5.5x	5.4x	5.6x	NM	NM
Cash interest expense (k)	$243,401	$280,702	$285,450	NM	NM
Ratio of Adjusted EBITDA to cash interest expense (l)	2.7x	2.4x	2.1x	NM	NM

(a)	Represents total share based compensation expense determined at fair value in accordance with ASC 718.
(b)	Represents, for each period presented, unrealized synergies for acquisitions, consisting primarily of headcount reductions and telephony-related savings, direct acquisition expenses, transaction costs incurred with the recapitalization and the exclusion of the negative EBITDA in one acquired entity, which was an unrestricted subsidiary under the indentures governing our outstanding senior and senior subordinated notes. Amounts shown are permitted to be added to “EBITDA” for purposes of calculating our compliance with certain covenants under our credit facility and the indentures governing our outstanding notes.
(c)	Represents non-cash portfolio receivable allowances.
(d)	Represents site closures and other asset impairments.
(e)	Represents the unrealized loss on foreign denominated debt and the loss on transactions with affiliates denominated in foreign currencies.
(f)	Class action litigation settlement, net of estimated insurance proceeds, and related legal costs.
(g)	Represents interest incurred on a synthetic building lease, which was purchased in September 2006.
(h)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
(i)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations, performance bonds and letters of credit and is reduced by cash and cash equivalents.
(j)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations, performance bonds and letters of credit and is reduced by cash and cash equivalents. For purposes of calculating our Ratio of Total Debt to Adjusted EBITDA, Adjusted EBITDA includes pro forma adjustments for acquired entities of $2.0 million in 2009, $49.1 million in 2008 and $9.1 million in 2007 as is permitted in the debt covenants.

(k)	Cash interest expense, as defined in our credit facility covenants, represents interest expense paid less amortization of capitalized financing costs and non-cash loss on hedge agreements expensed as interest under the senior secured term loan facility, senior secured revolving credit facility, senior notes and senior subordinated notes.
(l)	The ratio of Adjusted EBITDA to cash interest expense is calculated using trailing twelve month cash interest expense.

NM—Not meaningful as our current debt covenants became effective October 24, 2006.

Sales of Accounts Receivable

During 2009, West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia. Under the facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The proceeds of the facility are available for general corporate purposes. The facility qualified as off-balance sheet financing under the provisions of Accounting Standards Codification Topic 860, Transfers and Servicing to the extent of the undivided interest sold by West Receivables LLC. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At December 31, 2009 there was no funding under the facility.

Receivables Management Asset Portfolio Notes Payable Facilities.

We historically maintained through majority-owned subsidiaries (“WAP I” and “WAP II”) receivables management asset financing facilities with affiliates of Cargill, Inc. and CarVal Investors, LLC (the “Portfolio Lenders”). Each Portfolio Lender was a noncontrolling interest holder in the applicable majority-owned subsidiary. Pursuant to these agreements, we borrowed up to 85% of the purchase price of each receivables portfolio purchased from the lender and funded the remaining purchase price. Interest generally accrued on the outstanding debt at a variable rate of 2.75% over prime. The debt was non-recourse to West and collateralized by all of the assets of the applicable majority-owned subsidiary including receivable portfolios within a loan series. Each loan series contained a group of portfolio asset pools that had an aggregate original principal amount of approximately $20 million. These notes matured in 24 to 30 months from the date of origination. At December 31, 2009, we had $0.7 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $88.5 million outstanding at December 31, 2008.

During the fourth quarter of 2009, a settlement was reached in the CFSC Capital Corp. XXXIV and CVI GVF Finco, LLC v. West Receivable Services Inc. et al. litigation. As a result of the settlement, we purchased CFSC Capital Corp. XXXIV’s interest in WAP I. We also abandoned our interest in WAP II. All related lawsuits, claims and counterclaims between the parties were dismissed with prejudice and on the merits under the terms of the settlement. As a result of the settlement, the portfolio non-recourse notes payable of $49.1 million at October 2, 2009 were extinguished as we were legally released from our obligation. Also as a result of the settlement, portfolio notes receivable, noncontrolling interest, cash and accrued expenses decreased by $48.7 million, $2.2 million, $3.5 million and $0.9 million, respectively. During the third quarter of 2009 we disposed of health care portfolio notes receivable of $7.5 million and the associated non-recourse notes payable of $7.5 million.

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008 which expired by its term December 31, 2008. The debt is non-recourse and is collateralized by all of the assets of West Receivables Purchasing, LLC (“West Receivables”), the applicable majority-owned subsidiary, including receivable portfolios within a loan series.

These notes mature 24 months from the date of origination. At December 31, 2009, we had $0.7 million outstanding under the West Receivables credit agreement bearing a blended interest rate of 7.06% compared to $2.8 million outstanding at December 31, 2008, at a blended rate of 7.5%.

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

The following table summarizes our contractual obligations at December 31, 2009 (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2013	$1,465,263	$15,052	$30,104	$1,420,107	$—
Senior Secured Term Loan Facility, due 2016	994,885	10,232	20,464	20,464	943,725
Senior Secured Revolving Loan Facility, due 2012	72,931	—	72,931	—	—
9.5% Senior Notes, due 2014	650,000	—	—	650,000	—
11% Senior Subordinated Notes, due 2016	450,000	—	—	—	450,000
Interest payments on fixed rate debt	655,250	111,250	222,500	222,500	99,000
Estimated interest payments on variable rate debt (1)	657,774	124,861	251,848	183,400	97,665
Operating leases	145,173	37,463	49,491	22,405	35,814
Capital lease obligations	3,420	1,319	1,921	180	—
Contractual minimums under telephony agreements (2)	139,200	82,400	56,800	—	—
Purchase obligations (3)	45,790	39,220	6,570	—	—
Interest rate swaps	28,404	16,421	11,983	—	—
Portfolio notes payable	685	685	—	—	—
8.5% mortgage note, due 2011	164	87	77	—	—

Total contractual cash obligations	$5,308,939	$438,990	$724,689	$2,519,056	$1,626,204

(1)	Interest rate assumptions based on January 13, 2010 U.S. dollar swap rate curves and LIBOR Euro and GBP swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2012. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At December 31, 2009, we have accrued $17.9 million, including interest and penalties for uncertain tax positions.

Upon completion of the Proposed Offering, the contract for management services with the affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC would be terminated. The early termination of this agreement will require a payment of an amount equal to the net present value (using a discount rate equal to the then prevailing yield on the U.S. Treasury Securities of like maturity) of the $4.0 million annual management fee that would have been payable under the management services agreement from the date of completion of the offering until the seventh anniversary of such offering, such fee to be due and payable at the closing of the offering.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $122.7 million for the year ended December 31, 2009, and were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $108.8 million for the year ended December 31, 2008. Capital expenditures for the year ended December 31, 2009 consisted primarily of computer and telephone equipment and software purchases. We currently estimate our capital expenditures for 2010 to be approximately $110.0 million to $130.0 million primarily for capacity expansion and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $304.8 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off-Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through September 2012 and are renewed as required. The outstanding commitment on these obligations at December 31, 2009 was $16.9 million.

Accounts Receivable Purchase Facility

During 2009, we entered into a three year $125.0 million revolving trade accounts receivable purchase facility with Wachovia pursuant to which we and certain of our subsidiaries have agreed to contribute or sell all of the accounts receivable of such subsidiaries. The facility is conducted through West Receivables LLC, a wholly-owned bankruptcy remote subsidiary of ours. The receivables facility qualified for sale treatment under the provisions of Accounting Standards Codification Topic 880, Transfers and Servicing to the extent of the undivided interest sold by West Receivables LLC for cash to one or more financial institutions. As of December 31, 2009, the facility was undrawn.

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

Revenue Recognition. In our Unified Communications segment, our services are generally billed and recognized on a per message, per minute basis or per seat for web services. Our Communication Services segment recognizes revenue for automated and agent-based services in the month that services are performed and are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, clients are generally progress-billed prior to the completion of the installation and these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recorded as revenue ratable (on a monthly basis) over the contractual periods. Nonrefundable up front fees and related costs are recognized ratably over the term of the contract or the expected life of the client relationship, whichever is longer. Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. In compliance with Accounting Standards Codification Topic 310, Receivables, (“ASC 310”) (formerly SOP 03-3), we account for our investments in receivable portfolios using either the level-yield method or the cost recovery method.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts represents reserves for receivables which reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as overall economic conditions, industry-specific economic conditions, historical client performance and anticipated client performance. While management believes our processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific client conditions may require adjustments to the allowance for doubtful accounts.

Goodwill and Intangible Assets. Goodwill and intangible assets, net of accumulated amortization, at December 31, 2009 were $1,665.6 million and $350.7 million, respectively. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. In accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, Goodwill and Other Intangible Assets), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely- than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2009, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the discounted cash flow methodology. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. We were not required to perform a second step analysis for the year ended December 31, 2009 as the fair value exceeded the carrying value for each of our reporting units in step one. Our receivables management reporting unit which has approximately $225.6 million of goodwill is our reporting unit with the least amount of cushion between its fair value and carrying value. If events and circumstances change resulting in significant changes in operations which result in lower actual operating income compared to projected operating income, we will test this reporting unit for impairment prior to our annual impairment test.

Our indefinite-lived intangible assets consist of trade names and their values are assessed separately from goodwill in connection with our annual impairment testing. This assessment is made using the relief-from-royalty method, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate.

Our finite-lived intangible assets are amortized over their estimated useful lives. In accordance with Accounting Standards Codification Topic 360, Property, Plant and Equipment (“ASC 360”) (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets), our finite-lived intangible assets are tested for recoverability whenever events or changes in circumstances such as reductions in demand or significant economic slowdowns are present on intangible assets used in operations that may indicate the carrying amount is not recoverable. Reviews are performed to determine whether the carrying value of an asset is recoverable, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that the carrying value is not recoverable, the impaired asset is written down to fair value.

Income Taxes. We account for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes, (“ASC 740”) (formerly SFAS No. 109, Accounting for Income Taxes). Effective January 1, 2007, we adopted ASC 740 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109), which clarifies the accounting for uncertainty in tax positions. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in long-term tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. We must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits.

Recent Accounting Pronouncements

In June 2009, the FASB updated ASC Topic 860, Transfers and Servicing (“ASC 860”), which significantly changes the accounting for transfers of financial assets and is effective January 1, 2010. The update to ASC 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The Company is currently assessing the potential impact of adopting this new accounting guidance.

In September 2009, the Emerging Issues Task Force issued guidance relating to revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance becomes effective for us beginning January 1, 2011 and we are currently assessing the impact this guidance will have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effects of inflation on our variable interest rate debt is discussed below in “—Interest Rate Risk.”

Interest Rate Risk

As of December 31, 2009, we had $2,460.1 million outstanding under our senior secured term loan facility, $72.9 million outstanding under our senior secured revolving credit facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes, $0.7 million outstanding under the portfolio notes payable facilities and $0.2 million outstanding under our 8.5% mortgage note.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at December 31, 2009 consist of the following:

	Outstanding at variable interest rates	Annual Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility (1)	$1,860,148	$9,300.7
Senior Secured Revolving Credit Facility	72,931	364.7
Portfolio Notes Payable Facilities	685	3.4

Variable rate debt	$1,933,764	$9,668.8

(1)	Net of $600.0 million interest rate swaps

Lehman Hedges—In September and October 2008, the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, will be recorded as interest expense. The change in fair value of these hedges during 2009 resulted in recording an $8.5 million reduction in interest expense. During 2009, $2.1 million of Other Comprehensive Loss and $1.3 million of the related deferred income tax liability were reclassified and recorded as interest expense. The second Lehman hedge agreement was implemented after

June 30, 2008 and was never accounted for under hedge accounting. The aggregate notional value of the remaining Lehman hedge at December 31, 2009 was $200.0 million.

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during 2009 and 2008, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On December 31, 2009 and 2008, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America.

For the years ended December 31, 2009, 2008 and 2007, revenue from non-U.S. countries was approximately 14%, 11% and 7%, respectively, of consolidated revenue. During these periods, no individual foreign country accounted for greater than 10% of revenue. At December 31, 2009 and 2008, long-lived assets from non-U.S. countries were approximately 10% and 11% of consolidated long-lived assets, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At December 31, 2009, we had $600.0 million of the outstanding $2,460.1 million in borrowings under the senior secured term loan facility hedged.

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed LIBOR rate on the forward starting interest rate swaps ranges from 2.56% to 2.60%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-56.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2009, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. No corrective actions were required or taken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 12, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective adoption of the guidance related to noncontrolling interests in consolidated financial statements effective January 1, 2009.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 12, 2010

ITEM 9B.	OTHER INFORMATION

On February 11, 2010, we amended the employment agreements with each of Thomas B. Barker, Nancee R. Berger, Paul M. Mendlik, Todd B. Strubbe and David J. Treinen, to replace the Exhibit A to each such agreement related to 2009 compensation with a new Exhibit A related to 2010 compensation. Each of Mr. Barker, Ms. Berger, Mr. Mendlik, Mr. Strubbe and Mr. Treinen is referred to herein as an “Executive.”

The Exhibit A to each of the applicable employment agreements establishes for each Executive base compensation and bonus compensation for 2010. Each Executive’s current base compensation and the method by which each Executive’s bonus compensation for 2010 is calculated are as follows:

Thomas Barker. Mr. Barker’s base compensation is $900,000. He is also eligible to receive a performance bonus based on EBITDA (“Compensation EBITDA”) growth for West in 2010. Compensation EBITDA for each quarter will be compared to the same quarter in the previous year to advance a pro-rata portion of the bonus. Each $1 million increase in the Compensation EBITDA for the year over 2009 Compensation EBITDA will result in a $21,060 bonus. 75% of the quarterly pro rata portion of the bonus earned will be paid within thirty (30) days from the end of the quarter. 100% of the total bonus earned will be paid within thirty (30) days of the final determination of 2010 Compensation EBITDA. If Compensation EBITDA exceeds $690 million for the year 2010, Mr. Barker will be eligible to receive $26,325 for every $1 million of Compensation EBITDA above that threshold. At the discretion of the Company’s Compensation Committee, Mr. Barker may receive an additional bonus based on the Company’s and his individual performance.

Nancee Berger. Ms. Berger’s base compensation is $600,000. She is also eligible to receive a performance bonus based on Compensation EBITDA growth for West in 2010. Compensation EBITDA for each quarter will be compared to the same quarter in the previous year to advance a pro-rata portion of the bonus. Each $1 million increase in the Compensation EBITDA for the year over 2009 Compensation EBITDA will result in a $14,040 bonus. 75% of the quarterly pro rata portion of the bonus earned will be paid within thirty (30) days from the end of the quarter. 100% of the total bonus earned will be paid within thirty (30) days of the final determination of 2010 Compensation EBITDA. If Compensation EBITDA exceeds $690 million for the year 2010, Ms. Berger will be eligible to receive $17,550 for every $1 million of Compensation EBITDA above that threshold. At the discretion of the Company’s Compensation Committee, Ms. Berger may receive an additional bonus based on the Company’s and her individual performance.

Paul Mendlik. Mr. Mendlik’s base compensation is $450,000. He is also eligible to receive a performance bonus based on Compensation EBITDA growth for West in 2010. Compensation EBITDA for each quarter will be compared to the same quarter in the previous year to advance a pro-rata portion of the bonus. Each $1 million increase in the Compensation EBITDA for the year over 2009 Compensation EBITDA will result in a $5,516 bonus. 75% of the quarterly pro rata portion of the bonus earned will be paid within thirty (30) days from the end of the quarter. 100% of the total bonus earned will be paid within thirty (30) days of the final determination of 2010 Compensation EBITDA. If Compensation EBITDA exceeds $690 million for the year 2010, Mr. Mendlik will be eligible to receive $6,895 for every $1 million of Compensation EBITDA above that threshold. At the discretion of the Company’s Compensation Committee, Mr. Mendlik may receive an additional bonus based on the Company’s and his individual performance.

Todd Strubbe. Mr. Strubbe’s base compensation is $500,000. He is also eligible to receive a performance bonus based on the Unified Communications segment Net Operating Income before Corporate Allocations and Before Amortization (“Compensation UC NOI”) at the rate outlined below.

Compensation UC NOI	Rate
$0—$422,000,000	0.095%
Over $422,000,000	1.0%

Compensation UC NOI for each quarter will be compared to the same quarter in the previous year to advance a pro-rata portion of the bonus. 75% of the quarterly pro rata portion of the bonus is paid within thirty (30) days from the end of the quarter. 100% of the total bonus earned will be paid no later than February 28, 2011. Mr. Strubbe is also eligible to receive an additional one-time bonus of $100,000 if West achieves its 2010

Adjusted EBITDA objective. At the discretion of the Compensation Committee, Mr. Strubbe may receive an additional bonus based on his individual performance.

David Treinen. Mr. Treinen’s base compensation is $400,000. He is also eligible to receive a performance bonus based on Compensation EBITDA growth for West in 2010. Compensation EBITDA for each quarter will be compared to the same quarter in the previous year to advance a pro-rata portion of the bonus. Each $1 million increase in the Compensation EBITDA for the year over 2009 Compensation EBITDA will result in a $5,516 bonus. 75% of the quarterly pro rata portion of the bonus earned will be paid within thirty (30) days from the end of the quarter. 100% of the total bonus earned will be paid within thirty (30) days of the final determination of 2010 Compensation EBITDA. If Compensation EBITDA exceeds $690 million for the year 2010, Mr. Treinen will be eligible to receive $6,895 for every $1 million of Compensation EBITDA above that threshold. At the discretion of the Company’s Compensation Committee, Mr. Treinen may receive an additional bonus based on the Company’s and his individual performance.

In the event that at the end of the year, or upon the Executive’s termination if earlier, the aggregate amount of the bonus which has been advanced to an Executive exceeds the amount of bonus that otherwise would have been payable for 2010 (in the absence of advances) based on the performance during 2010 (or, in the case of termination, based on the performance during 2010 and the projection for performance for the balance of 2010 as of the termination date), then the amount of such excess may, in the discretion of the Compensation Committee, either (i) result in a “loss carry forward” which shall be applied to the quarterly or year-to-date calculation of bonus payable in subsequent periods, or (ii) be required to be paid back to West upon such request.

Unless otherwise indicated above, all compensation objectives are based upon West’s or the Unified Communications segment’s operations and do not include results derived from mergers, acquisitions, joint ventures or stock buy backs unless approved by the West Compensation Committee.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors is composed of four outside directors and our Chief Executive Officer. Each director is elected to a term of three years. The following table sets forth information regarding the directors:

Name	Age	Position
Thomas B. Barker	55	Chairman of the Board, Chief Executive Officer and Director
Anthony J. DiNovi	47	Director
Soren L. Oberg	39	Director
Joshua L. Steiner	44	Director
Jeff T. Swenson	34	Director

The following biographies describe the business experience of each director:

Thomas B. Barker is the Chairman of the Board and Chief Executive Officer of West Corporation. Mr. Barker joined West Corporation in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West Corporation in March 1995. He was promoted to President and Chief Executive Officer of the Company in September of 1998 and served as our President until January 2004. Mr. Barker has been a director of the Company since 1997 and Chairman of the Board since March 2008. Mr. Barker is the only director who is also a manager of the Company. Mr. Barker provides insight from his 19 year tenure at West, including 12 years as Chief Executive Officer. His many years of experience running the Company provides an in-depth understanding of the Company’s history and complexity and adds a valuable perspective for Board decision making.

Anthony J. DiNovi is a Co-President of Thomas H. Lee Partners, L.P. Mr. DiNovi joined Thomas H. Lee Partners in 1988. From 1984 to 1986, Mr. DiNovi worked at Wertheim Schroder & Co., Inc. in the Corporate Finance Department. Mr. DiNovi is a director of Dunkin’ Brands, Inc., and Michael Foods, Inc. Mr. DiNovi formerly was a director of Endurance Specialty Holdings Ltd from 2001 to 2005, US LEC Corp. from 2000 to 2007, American Media Operations, Inc. from 2003 to 2009, Vertis, Inc. from 1999 to 2008, Eye Care Centers of America, Inc. from 1998 to 2005, National Waterworks Holdings, Inc. from 2002 to 2005 and Nortek, Inc. from 2004 to 2009. Mr. DiNovi has been director of the Company since 2006 and was Chairman of the Board from October 2006 until March 2008. Mr. DiNovi brings to the Board significant experience having served as a director of several large public corporations and as an executive of a financial services company. Mr. DiNovi has substantial experience with complex capital structures and related issues, and with assisting companies in multiple industries with strategic allocation of capital resources.

Soren L. Oberg is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Oberg worked at Thomas H. Lee Partners from 1993 to 1996 and rejoined in 1998. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co. Incorporated in the Merchant Banking Division. Mr. Oberg is a director of Ceridian Corporation, Grupo Corporativo Ono, S.A., and other private companies. Mr. Oberg formerly was a director of American Media Operations, Inc. from 2003 to 2009, Cumulus Media Partners, LLC from 2006 to 2008 and Vertis, Inc. from 1999 to 2008. Mr. Oberg has been a director of the Company since 2006. Mr. Oberg has substantial experience in investment banking and financial services, and has served as a director of numerous private companies. He is familiar with and has designed highly complex capital structures.

Joshua L. Steiner is Co-President and a Managing Principal of Quadrangle Group LLC. Prior to forming Quadrangle Group LLC in March 2000, Mr. Steiner was a Managing Director at Lazard Frères & Co. LLC, where he was a member of the firm’s Media and Communications Group. Prior to joining Lazard, Mr. Steiner was the Chief of Staff for the United States Department of the Treasury. Mr. Steiner is a director of Grupo Corporativo Ono, S.A., and other Quadrangle Group LLC affiliates. Mr. Steiner formerly was a director of ProSieben Sat. 1 Media AG from 2005 to 2007. Mr. Steiner has been a director of the Company since 2006.

Mr. Steiner brings to the Board significant experience as an executive of a financial services company and as a former investment banking executive and senior-ranking member of the United States Department of the Treasury. He is familiar with and has designed highly complex capital structures. Mr. Steiner also has significant experience with identification, evaluation and negotiation of acquisitions, with a particular emphasis on acquisitions in communications and media industries.

Jeff T. Swenson is a Director of Thomas H. Lee Partners, L.P. Mr. Swenson joined Thomas H. Lee Partners in 2004 after attending graduate business school. From 2000 to 2002, Mr. Swenson worked in the private equity group at Bain Capital, LLC. From 1998 to 2000, Mr. Swenson worked at Bain & Company. Mr. Swenson has been a director of the Company since 2006. Mr. Swenson brings to the Board significant experience as an executive of a financial services company. Mr. Swenson’s financial markets experience and insight have helped guide West’s capital structure decisions.

In addition to the individual attributes of each of the directors described above, the Company highly values the collective experience and qualifications of the directors. We believe that the collective experiences, viewpoints and perspectives of our directors results in a Board with the commitment and energy to advance the interests of our stockholders.

The members of the board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Executive Officers Of The Registrant

Our executive officers at December 31, 2009 were as follows:

Name	Age	Position
Thomas B. Barker	55	Chairman of the Board and Chief Executive Officer
Nancee R. Berger	49	President and Chief Operating Officer
Mark V. Lavin	51	Chief Administrative Officer
Paul M. Mendlik	56	Chief Financial Officer and Treasurer
David C. Mussman	49	Executive Vice President, Secretary and General Counsel
Steven M. Stangl	51	President—Communication Services
Todd Strubbe	46	President—Unified Communications
David J. Treinen	52	Executive Vice President—Corporate Development and Planning

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

Mark V. Lavin joined us in 1996 as Executive Vice President—West Telemarketing Corporation, and in September 1998, Mr. Lavin was promoted to President—West Telemarketing Corporation. In January 2008, Mr. Lavin was named Chief Administrative Officer.

Paul M. Mendlik joined us in 2002 as Chief Financial Officer & Treasurer. Prior to joining us, he was a partner in the accounting firm of Deloitte & Touche LLP from 1984 to 2002.

David C. Mussman joined West Corporation in January 1999 as Vice President and General Counsel and was promoted to Executive Vice President in 2001. Prior to joining us, he was a partner at the law firm of Erickson & Sederstrom. In 2006, Mr. Mussman became Secretary of the Company.

Steven M. Stangl joined West Interactive Corporation in 1993 as Controller. In 1998, Mr. Stangl was promoted to President of West Interactive Corporation. In January 2004, Mr. Stangl was promoted to President, Communication Services.

Todd B. Strubbe rejoined us in September 2009 as President—Unified Communications. He had previously held the positions of President of West Direct, Inc. and President of West Interactive Corporation between July 2001 and August 2006. Mr. Strubbe served as President, First Data Debit Services in 2006 and 2007. He founded and was Managing Partner of Arbor Capital, LLC during 2008 and 2009. Prior to joining us in 2001, he was President and Chief Operating Officer of CompuBank, N.A. He was with First Data Corporation from 1995 to 2000 as Managing Director, Systems Architecture and Product Development and Vice President of Corporate Planning and Development. Prior to joining First Data, Mr. Strubbe was with McKinsey & Company, Inc.

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

•

Establish procedures for (i) the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and (ii) confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	Engage independent counsel and other advisers, as necessary;

•	Determine funding of various services provided by accountants or advisers retained by the committee;

•	Review our financial reporting processes and internal controls;

•	Review and approve related-party transactions or recommend related-party transactions for review by independent members of our board of directors; and

•	Provide an open avenue of communication among the independent accountants, financial and senior management and the board.

The members of the audit committee are Mr. Jeff T. Swenson, Mr. Soren L. Oberg and Mr. Joshua L. Steiner. Because the board of directors has been unable to conclude definitively at this time that any member of its audit committee is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, the board of directors has determined that it currently does not have an audit committee financial expert serving on its audit committee. Nonetheless, the board is satisfied that all members of the Company’s audit committee have sufficient expertise and business and financial experience necessary to perform their duties as members of the audit committee effectively.

Compensation Committee

The purpose of the compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our directors and executive officers. The compensation committee reviews and recommends to our board of directors compensation plans, policies and programs and approves specific compensation levels for all executive officers. The current members of the compensation committee are Mr. Thomas B. Barker and Mr. Anthony J. DiNovi.

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

COMPENSATION DISCUSSION AND ANALYSIS

Objectives

The objectives of our compensation plans for executives are to recruit, retain and motivate the most talented individuals available to meet or exceed our business objectives.

Our compensation plans are designed to reward executives for achievement of objective financial goals related to the executives’ scope of responsibility that, in the aggregate, comprise our business objectives. The objective financial goals vary between reporting segments and among departments within those segments as well as among different corporate functions. The purpose of our compensation plans is to tailor executive compensation to the particular objective financial goals that the individual can most control as well as those goals that, if achieved, will have the greatest positive impact on our business objectives.

The compensation committee, which in 2009 consisted of Mr. Barker and Mr. DiNovi, determines the annual cash salary and bonuses of executives based upon the recommendations it receives from Mr. Barker. During several telephonic meetings of the compensation committee, Mr. Barker, the CEO, presented his evaluation of each executive and recommended the 2009 annual cash salary and bonuses for each executive, including himself. In making his recommendations, Mr. Barker solicited information and recommendations on each executive’s duties, responsibilities, business goals, objectives and upcoming challenges of the business from Mr. Mendlik, the CFO, and Ms. Berger, the President and COO. As part of the discussions during the telephonic compensation committee meetings, the compensation committee considered, among other factors, our ability to replace the executive in the event of the executive’s departure, the executive’s responsibilities, the size of the organization (including number of employees, revenue and profitability under the executive’s control), the amount received by others in relatively similar positions within the company, title and the period of time since the executive’s base salary was last changed. Mr. DiNovi also discussed the compensation committee’s recommendations with Mr. Steiner, a member of our board. Following the discussion with Mr. Steiner, the compensation committee approved final annual base salary and bonus recommendations at the compensation committee’s February 2009 meeting. These recommendations were consistent with Mr. Barker’s recommendations, with changes based on the discussions between Mr. DiNovi and Mr. Barker.

Compensation Elements

Short-Term

We primarily rely upon cash compensation to achieve quarterly objective financial goals. We believe that a market-competitive annual salary, supplemented with performance-based cash bonuses, provides the basis for recruiting and retaining talented individuals who have the ability and motivation to achieve our objective financial goals. Each executive receives a portion of his or her projected annual cash bonus quarterly if we meet or exceed the objective financial goals for the quarter. The methodology for determining bonuses is set forth in the medium-term section of this report.

Executive performance is not considered in determining annual salary. Rather, annual salary is designed to provide adequate compensation to recruit and retain talented individuals that have the ability and desire to achieve the objective financial goals that ultimately determine medium and long-term compensation.

Recommendations for each executive officer’s base salary and target bonus are provided to the compensation committee by our CEO annually, as described above under “—Compensation Discussion and Analysis—Objectives.” Factors considered by Mr. Barker in making such recommendations include:

•	A review of the scope of responsibilities of the executive compared to what was required of him or her in the previous year;

•	Assignment of financial and operational targets related to specific business objectives;

•	The qualitative analysis and recommendations of the CFO and COO; and

•	Time since base salary was last changed.

After Mr. Barker reviews the goals and objectives for the executives for the upcoming year, the expected duties, expected contribution of the relevant business unit to our profitability, the recommendations of the CFO and COO and the time since the last change in base salary, he recommends a targeted compensation amount to Mr. DiNovi. These recommendations are discussed with Mr. Steiner as well as Mr. DiNovi and are approved at the compensation committee’s telephonic meetings. Mr. DiNovi considers Mr. Barker’s compensation independently. It was determined by the compensation committee that Mr. Barker’s 2009 annual salary would remain the same as it was in 2008 and the changes to Mr. Barker’s bonus plan would be consistent with the other executives. Mr. DiNovi did not undertake a formal benchmarking process to evaluate Mr. Barker’s 2009 compensation. Generally, no more than half of an executive’s targeted compensation consists of base salary. The percentage of compensation derived from base salary generally declines as the executive’s position or responsibilities within our company grow.

Our goal is to reward the achievement of objective financial goals and assumption of additional responsibilities. The compensation committee makes a qualitative analysis of these items, as well as the potential impact the success or failure of the executive, with respect to these items will have on us. We also recognize that many of our executives have opportunities for alternative employment and aim to establish salary and bonus packages that are competitive with such alternatives. In determining the differences among the executives’ compensation in 2009, the committee relied on Mr. Barker’s qualitative analysis of the factors described above.

Medium-Term

We primarily rely upon cash bonuses, paid quarterly and annually based upon annual objective financial goals, to compensate employees for medium-term performance. We have designed our cash bonuses to represent a significant portion of the targeted total annual cash compensation of our named executive officers. We pay performance-based bonuses only upon the achievement of pre-determined objective financial goals. Historically, the more senior the executive position in West, the greater percent of that executive’s compensation consists of bonuses versus salary.

We pay a portion of the projected annual cash bonuses on a quarterly basis to executives provided the pre-determined objective financial goals were met for that quarter and the annual objectives are projected to be met. It is our intent to reward in a timely manner achievement of the pro-rata quarterly portion of the annual objective financial goals. For corporate based plans, we retain 25% of the quarterly bonuses, and pay such holdback in February of the following year provided the annual objective financial goals are met. In the event the annual objective financial goals are not met, we retain the option to offset any pro-rata quarterly portion of the bonus that was paid in anticipation of meeting the annual objective financial goals against future earned bonuses. In accordance with the compensation plan, quarterly payments were made in April and July of 2009; however, the Company failed to meet annual performance objectives resulting in the quarterly payments exceeding the results of the annual bonus calculation. In December 2009, Mr. Barker our CEO and Ms. Berger our COO and President were asked to repay a portion of their quarterly cash bonus payments to the extent that such payments exceeded the amount payable pursuant to their respective compensation plans based on the Company’s full year performance. Repayments were made in 2009.

The compensation committee approves our objective financial goals and then approves compensation packages with performance-based financial measurements that the compensation committee believes will adequately motivate the executives to meet those objectives. Objective financial measurements used by us include, but are not limited to, adjusted net income, pre tax net income, net income, net operating income, Adjusted EBITDA as described herein, revenue, expenses and days sales outstanding. For 2009, the objective financial measurement approved by the compensation committee for the named executive officers was Adjusted EBITDA. For purposes of bonus calculations in 2009, the compensation committee made certain adjustments to the 2009 Adjusted EBITDA calculation. These adjustments in the aggregate resulted in lower bonus payouts. The adjustments included the exclusion of interest income and unrealized acquisition synergies. Further, the compensation committee approved the inclusion of the post-acquisition Adjusted EBITDA results of Corvent, net of the after tax cash impact of the related incremental debt, in determining whether the financial measurements had been satisfied.

Barker

In 2009, Mr. Barker earned a performance bonus based on consolidated Adjusted EBITDA growth for us. Adjusted EBITDA for each quarter was compared to the same quarter in 2008. Each one million dollar increase of 2009 Adjusted EBITDA (adjusted for bonus calculation purposes) over 2008 Adjusted EBITDA of $613,628,923 resulted in a $56,750 bonus. In the event 2009 Adjusted EBITDA had exceeded $671,000,000 for the year, Mr. Barker would have received $70,945 for every $1,000,000 of Adjusted EBITDA above that threshold. As discussed above, 2009 Adjusted EBITDA for bonus purposes was calculated by starting with the Adjusted EBITDA and adjusting downward for interest income, unrealized acquisition synergies and the after tax effect of interest expense associated with the Corvent acquisition. The sum of these adjustments was $10,113,766 resulting in Adjusted EBITDA for bonus purposes of $637,827,713. Mr. Barker’s 2009 bonus calculation was ($637,827,713 – $613,628,923)/1,000,000 x $56,750 = $1,373,281.

Berger

In 2009, Ms. Berger earned a performance bonus based on consolidated Adjusted EBITDA growth for us. Adjusted EBITDA for each quarter was compared to the comparable quarter in 2008. Each one million dollar increase of 2009 Adjusted EBITDA (adjusted for bonus calculation purposes) over 2008 Adjusted EBITDA of $613,628,923 resulted in a $37,840 bonus. In the event 2009 Adjusted EBITDA had exceeded $671,000,000 for the year, Ms. Berger would have received $47,300 for every $1,000,000 of Adjusted EBITDA above that threshold. Ms. Berger’s 2009 bonus calculation is identical to Mr. Barker’s calculation, except the bonus per one million dollars of growth was $37,840, resulting in a 2009 bonus calculation for Ms. Berger of $915,682.

Mendlik

In 2009, Mr. Mendlik earned a performance bonus based on consolidated Adjusted EBITDA growth for us. Adjusted EBITDA for each quarter was compared to the comparable quarter in 2008. Each one million dollar increase of 2009 Adjusted EBITDA (adjusted for bonus calculation purposes) over 2008 Adjusted EBITDA of $613,628,923 resulted in a $14,865 bonus. In the event 2009 Adjusted EBITDA had exceeded $671,000,000 for the year, Mr. Mendlik would have received $18,580 for every $1,000,000 of Adjusted EBITDA above that threshold. Mr. Mendlik’s 2009 bonus calculation is identical to Mr. Barker’s and Ms. Berger’s calculation, except the bonus per one million dollars of growth was $14,865, resulting in a 2009 bonus calculation for Mr. Mendlik of $359,715. As noted above, in accordance with the compensation plan, quarterly payments were made in April and July of 2009; however, the Company failed to meet annual performance objectives resulting in the quarterly payments exceeding the results of the annual bonus calculation. Mr. Mendlik was not asked to repay the portion of the quarterly payments that exceeded the annual performance objective. The compensation committee determined that Mr. Mendlik should receive a discretionary bonus equal to the amount of quarterly payments that exceeded the annual performance bonus based upon his efforts and accomplishments during the year. As a result, Mr. Mendlik received a discretionary bonus of $93,951 for 2009 as noted in column (d) of the 2009 Summary Compensation Table included in this report.

Treinen

Mr. Treinen’s 2009 performance bonus plan and bonus amount are identical to Mr. Mendlik’s performance bonus plan and bonus amount. Mr. Treinen was not asked to repay the portion of the quarterly payments that exceeded the annual performance objective. The compensation committee determined that Mr. Treinen should receive a discretionary bonus equal to the amount of quarterly payments that exceeded the annual performance bonus based upon his efforts and accomplishments during the year. As a result, Mr. Treinen received a discretionary bonus of $93,951 for 2009 as noted in column (d) of the 2009 Summary Compensation Table included in this report.

Strubbe

On September 1, 2009, the compensation committee authorized a guaranteed bonus of $100,000 to be paid after the 2009 annual earnings are announced. Mr. Strubbe’s guaranteed bonus is approximately equal to the pro-rata amount of his expected 2010 targeted bonus calculated based on the period of time he was employed in 2009. The compensation committee determined the bonus should be guaranteed for the remainder of 2009 as a means to attract and retain Mr. Strubbe.

Periodically executives earn discretionary bonuses to recognize results or significant efforts that may not be reflected in the financial measurements set forth above. We believe that these discretionary bonuses are necessary when important company events require significant time and effort by the executive in addition to the time and effort needed for meeting our target financial objectives. We do not believe discretionary bonuses should be a routine part of executive compensation.

Long-Term

We primarily rely upon equity-based plans to recruit talented individuals and to motivate them to meet or exceed our long-term business objectives.

Equity Based Compensation Plans

Following our recapitalization on October 24, 2006, the board of directors adopted the West Corporation 2006 Executive Incentive Plan. At the time of our recapitalization in 2006, we allocated approximately 8% of the outstanding common stock for restricted stock grants and 3% of the outstanding common stock for option grants.

Recapitalization Grants

Following the recapitalization, we granted restricted stock grants to our senior executives rather than options. Our decision to make a greater use of restricted stock as a long-term compensation mechanism was based in part on the ability of executives to file so-called “Section 83(b) elections” in connection with each restricted stock grant. A Section 83(b) election allows each executive to pay federal income taxes on the value of the restricted stock grant at the time he or she receives that grant, rather than paying taxes on the value of the grant when the grant vests. The election also allows the executive to begin the holding period for capital gains treatment at the time of grant rather than at the time of vesting.

The vesting of the 2006 restricted stock grants is based upon both the passage of time and performance-based conditions. We believe that our long-term objectives are to create enterprise value and monetize that value in an exit event. We also believe that the vesting of a portion of the restricted stock grants should be based upon the passage of time as a mechanism to encourage executives to remain a part of the organization. Without limiting the foregoing, the plan administrator may at any time accelerate the vesting or exercisability of an award, regardless of any adverse or potentially adverse tax consequences resulting from such acceleration.

As of December 31, 2009, the vesting of all outstanding restricted stock grants under our restricted stock program was divided into three tranches. The first tranche of 33.33% of each grant vests ratably over a five-year period of time. The purpose of this form of vesting is to retain talented executives for an extended period of time. The remaining 66.67% of the restricted stock grants vest based upon performance criteria tied to an exit event for the Sponsors. Under the restricted stock award agreements, an exit event is defined as a transaction which results in the sale of at least 80% of our stock held by the Sponsors for cash or other marketable securities. The performance criteria for the remaining 66.67% of the restricted stock grant are as follows:

•

Tranche 2 shares, which are equal to 22.22% of each grant, shall become 100% vested upon an exit event of the Sponsors if, after giving effect to any vesting of the Tranche 2 shares on the exit event, the Sponsors’ total return is greater than 200% and the Sponsors’ internal rate of return exceeds 15%.

•

Tranche 3 shares, which equal 44.45% of each grant, will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on the exit event, the Sponsors’ total return is more than 200% and their internal rate of return exceeds 15%, with the amount of Tranche 3 shares vesting ratably, using a straight line method, upon the exit event depending on the amount by which the Sponsors’ total return exceeds 200%, based on the following conditions:

•	100% vest, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is equal to or greater than 300%;

•	0% vest, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and

•

if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis as the total return increases from 200% to 300%.

This vesting schedule was adopted to align the interests of executive management with the Sponsors. The purpose of the vesting schedule was to create incentives for reaching specified returns at the time of an exit event.

On May 4, 2009, as authorized by the board, we entered into an amended and restated restricted stock award and special bonus agreement with Mr. Barker, related to the award of 1,650,000 shares of restricted Class A Common Stock originally made on December 1, 2006. As with the original agreement, the vesting of the restricted stock grant is divided into three tranches, with the Tranche 1, of 33.33% of such grant, vesting ratably over a five-year period of time commencing with the date of original grant, provided that vesting shall be accelerated in the event of an initial public offering or change of control. Under the amended agreement, the remaining 66.67% of the restricted stock grant vests based upon performance criteria tied to an exit event for the Sponsors, a sale of our company and period of employment. The vesting criteria are as follows:

•

Tranche 2 shares, which are equal to 22.22% of Mr. Barker’s grant, will become 100% vested upon an exit event of the Sponsors or sale of our company if, after giving effect to any vesting of the Tranche 2 shares on the exit event or sale of our company, the Sponsors’ total return is greater than 200% and the Sponsors’ internal rate of return exceeds 15%.

•

Tranche 3 shares, which are equal to 44.45% of Mr. Barker’s grant, shall become 50% vested upon the earliest to occur of an exit event of the Sponsors, a sale of our company and December 1, 2011, and shall become vested with respect to the other 50% of the Tranche 3 shares upon an exit event of the Sponsors or sale of our company if, after giving effect to any vesting of the Tranche 2 and Tranche 3 shares on the exit event or sale of our company, the Sponsors’ total return is greater than 200% and the Sponsors’ internal rate of return exceeds 15%.

A sale of our company is defined in the amended agreement as a sale of our assets accounting for 80% or more of our consolidated EBITDA or a sale or other disposition of 80% of the shares held by the Sponsors for consideration other than cash or marketable securities. In addition, all of Mr. Barker’s Tranche 2 and Tranche 3 shares vest upon an initial public offering of the Company.

2009 Grants

The Company continues to believe that the long-term business objectives of the Company and its shareholders are best achieved through the use of equity-based grants. Because there is no current public market for the Company’s equity, and thus no public price, the grants, if any, will generally be made on an annual basis with a grant or exercise price based on fair market valuation of our equity determined by an independent appraisal. The compensation committee determines the size of restricted stock grants under the 2006 Plan based upon the CEO’s determination of the overall value of the executive to the Company, including the following factors: 1) the executive’s expected impact on the Company’s financial objectives; 2) recommendations of other members of senior management; 3) the Company’s ability to replace the executive in the event of the executive’s departure; 4) the size of the organization including number of employees, revenue and income under the executive’s control; 5) the amount received by others in relatively similar positions within the Company; and 6) title. The Company has not based, and does not expect to base, future grants on the value of prior grants.

In 2009, the sole grant of equity-based compensation to our named executive officers was 400,000 shares of restricted Class A Common Stock to Mr. Strubbe. As with the recapitalization grants, Mr. Strubbe’s award vests based upon both the passage of time and achievement of certain performance-based conditions. The first tranche of 33.33% of Mr. Strubbe’s award vests ratably over a five-year period of time commencing on the grant date. The remaining 66.67% of Mr. Strubbe’s award vests based upon the performance criteria discussed above for all of the restricted stock grants other than Mr. Barker’s grant. The vesting schedule was adopted to align the interests of Mr. Strubbe with the Sponsors and to create an incentive for reaching specified returns at the time of an exit event. The compensation committee determined the size of the award based upon the size of the organization Mr. Strubbe would manage, the size of awards to other executives with similar experience and similar responsibilities. As a result of negotiations at the time of hire between the Company and Mr. Strubbe, the compensation committee also determined to authorize a special bonus of $2,134,265 to Mr. Strubbe if he chose to make a timely election under Section 83(b) of the Internal Revenue Code. The special bonus is intended to cover, on an after tax basis, the federal and state income taxes that result from that election.

Other Long-Term Benefit Plans

We also provide a Nonqualified Deferred Compensation Plan, which we refer to as our Deferred Compensation Plan, to certain of our senior level executives. Eligible executives are allowed to defer annually their bonus and up to 50% of salary not to exceed $500,000, in each case, attributable to services performed in the following plan year. The plan provides that the deferrals are credited with notional earnings based on notional shares of various mutual funds or notional equity interests in our company, at the election of the executive. If the executive chooses notional equity interests in our company as the investment alternative we match the executive’s deferrals in the amount equal to a percentage of the amount deferred which in 2009 was 50%. Matching contributions to the plan vest ratably over a five-year period beginning on January 1, 2007 or, if later, the date the executive first participates in the plan. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the plan year of deferral or, if earlier, the date the participant separates from service with us. Deferrals credited with earnings based on notional equity interests are paid through the issuance of our shares. Recipients of the shares have no equity or contractual put right with respect to the shares until distributed to them in accordance with the plan. We believe this plan further aligns the interests of executive management and the long term goals of equity holders by providing an ongoing plan that allows executives to increase their equity interest in us.

We also provide a 401(k) plan and a deferred compensation “top hat” plan pursuant to sections 201(2) and 301(a)(3) of ERISA, which we refer to as our Executive Retirement Savings Plan. We match contributions up to 14% of income or the statutory limit, whichever is less. We believe that such plans provide a mechanism for the long-term financial planning of our employees. We have chosen not to include our equity in either plan or to base our matching contributions on individual performance.

Other

We provide discretionary perquisites from time to time for purpose of motivating employees, creating goodwill with employees and rewarding employees for achievements that may not be measurable financial objectives. We do not believe perquisites should be a significant element of our compensation program.

We provide health and benefits plans and reimburse employees for approved business related expenses.

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

In reliance on the review and discussions referred to above, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which will be filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Thomas B. Barker

Anthony J. DiNovi

Summary Compensation

The following table shows compensation information for 2009, 2008 and 2007 for the named executive officers, as applicable.

2009 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards (3) ($) (e)	Non-Equity Incentive Plan Compensation (4) ($) (f)	All Other Compensation (5) ($) (g)	Total ($) (h)
Thomas B. Barker Chief Executive Officer and Director	2009 2008 2007	900,000 897,500 850,000	— — —		— — —	1,373,281 1,291,800 1,977,848	297,110 255,438 2,471,151	2,570,391 2,444,738 5,298,999

Nancee R. Berger President and Chief Operating Officer	2009 2008 2007	600,000 598,077 550,000	— — —		— — —	915,682 738,135 1,316,717	419,180 129,706 1,896,151	1,934,862 1,465,918 3,762,868

Paul M. Mendlik Chief Financial Officer and Treasurer	2009 2008 2007	450,000 448,077 400,000	93,951 — —	(1)	— — —	359,715 332,148 588,650	282,384 229,153 1,032,319	1,186,050 1,009,378 2,020,969

David J. Treinen Executive Vice President—Corporate Development and Planning	2009	400,000	93,951	(1)	—	359,715	341,092	1,194,758

Todd B. Strubbe President—Unified Communications	2009	125,000	100,000	(2)	1,205,213	—	2,142,591	3,572,804

(1)	This amount represents a discretionary bonus awarded in 2009. Please see the “Compensation Discussion and Analysis” for further information regarding this bonus.
(2)	Mr. Strubbe’s bonus represents a guaranteed bonus granted pursuant to the terms of his employment agreement.
(3)	The amount in this column constitutes restricted stock granted under our 2006 Executive Incentive Plan. The amount is the aggregate grant date fair value of Tranche 1 of the awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“ASC Topic 718”). In accordance with ASC 718, the grant date fair value for the Tranche 2 and Tranche 3 shares is reported as zero until the occurrence of an exit event and satisfaction of the required performance criteria is considered probable. If the performance criteria of Tranches 2 and 3 were achieved then, assuming satisfaction of the maximum performance achievement levels for those tranches, the grant date fair value of Tranches 2 and 3 of Mr. Strubbe’s 2009 restricted stock grant would be valued at $2,410,787 in addition to the $1,205,213 value of Tranche 1. See note 15 of the notes to the consolidated financial statements included in this report for a discussion of the relevant assumptions used in calculating this amount pursuant to ASC Topic 718.
(4)	The amounts in this column constitute performance-based payments earned under employment agreements approved by the compensation committee prior to the beginning of each fiscal year. Please see the “Compensation Discussion and Analysis” for further information regarding these performance based payments.
(5)	Amounts included in this column are set forth by category below in the 2009 “All Other Compensation Table.”

2009 All Other Compensation Table

Name (a)	Tax Reimbursements ($) (1) (b)	Insurance Premiums ($) (2) (c)	Company Contributions to Retirement Plans ($) (3) (d)	Total ($) (e)
Thomas B. Barker	—	19,397	277,713	297,110
Nancee R. Berger	—	17,001	402,179	419,180
Paul M. Mendlik	—	11,558	270,826	282,384
David J. Treinen	—	972	340,120	341,092
Todd B. Strubbe	2,134,265	2,826	5,500	2,142,591

(1)	Mr. Strubbe was paid a special bonus in the amount necessary to pay federal and state income taxes associated with the grant of the 400,000 shares of restricted Class A Common Stock and Mr. Strubbe’s election to make a filing under Section 83(b) of the Internal Revenue Code.
(2)	Includes premiums paid by us for various health and welfare plans in which the named executive officer participates.
(3)	Includes the employer match on the Executive Deferred Compensation Plan, Qualified Retirement Savings Plan and Non-qualified Deferred Compensation Plan.

2009 Grants of Plan-Based Awards

The following table shows awards made to our named executive officers in 2009.

2009 Grants of Plan-Based Awards Table

	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards (2) (#) (e)	All other stock awards number of shares or stock or units (2) (#) (f)	Grant date fair value of awards (3) ($) (g)
Name (a)		Target ($) (c)	Maximum ($) (d)
Thomas B. Barker		2,100,000	N/A	—	—	—
Nancee R. Berger		1,400,000	N/A	—	—	—
Paul M. Mendlik		550,000	N/A	—	—	—
David J. Treinen		550,000	N/A	—	—	—
Todd B. Strubbe	December 30, 2009	—	—	—	133,320	1,205,213
	December 30, 2009	—	—	88,880	—	—
	December 30, 2009	—	—	177,800	—	—

(1)	The employment agreements for each named executive officer, other than Mr. Strubbe, provide for performance-based payments if certain financial measures are achieved. These performance measures, which were approved by the compensation committee, include potential targets. The performance-based payment incentives for the named executive officers did not provide for a maximum amount which could be earned and are noted in the table above as N/A (not applicable). Amounts actually earned under the employment agreements are reflected in column (f) to the Summary Compensation Table. Please see the “Compensation Discussion and Analysis” section for further information regarding these performance measures and payouts.
(2)

Restricted stock grants issued under the 2006 Executive Incentive Plan are divided into three tranches. Tranche 1, representing 33.33% of an individual’s grant, vests ratably over a five year period of time. Tranche 1 grants are disclosed in column (f) in the table above. The remaining 66.67% of the restricted stock grants vest based upon performance criteria tied to an exit event for the new controlling shareholders who were the primary investors of equity in the Company at the time of the recapitalization (“Sponsors”)

and are disclosed in column (e) in the table above. The performance criteria are as follows: Tranche 2: shares shall become 100% vested upon the exit event of the Sponsors if, after giving effect to any vesting of the Tranche 2 shares on an exit event, the Sponsors’ total return is greater than 200% and the Sponsors’ internal rate of return exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on an exit event, the Sponsors’ total return is more than 200% and their internal rate of return exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the Sponsors’ total return exceeds 200%. Tranche 3 shares will vest ratably using a straight-line method, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the total return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis as the total return increases from 200% to 300% Column (e) represents Tranche 2 and 3 awards. Column (f) represents Tranche 1 awards. See Note 15 to the Consolidated Financial Statements included in this report for a further discussion of the 2006 Executive Incentive Plan.

(3)	The amount is the aggregate grant date fair value of Tranche 1 of the awards computed in accordance with ASC Topic 718. In accordance with ASC 718, the grant date fair value for the Tranche 2 and Tranche 3 shares is reported as zero until the occurrence of an exit event and satisfaction of the required performance criteria is considered probable. See note 15 of the notes to the consolidated financial statements included in this report for a discussion of the relevant assumption used in calculating this amount pursuant to ASC Topic 718.

Employment Agreements

During 2009, all of the named executive officers were employed pursuant to agreements with us. Each employment agreement sets forth, among other things, the named executive officer’s minimum base salary, non-equity incentive compensation opportunities and entitlement to participate in our benefit plans. The employment agreements are updated annually to reflect salary and bonus objectives for the applicable year.

Salary and Bonus

The base salaries for the named executive officers established by the compensation committee on February 12, 2009 for 2009 were: Mr. Barker, Chief Executive Officer, $900,000; Ms. Berger, President and Chief Operating Officer, $600,000; Mr. Mendlik, Chief Financial Officer and Treasurer, $450,000; and Mr. Treinen, Executive Vice President—Corporate Development and Planning, $400,000. On September 1, 2009, the compensation committee established the base salary for Mr. Strubbe, President-Unified Communications to be $500,000.

We have designed our non-equity incentive compensation to represent a significant portion of targeted total annual cash compensation of named executive officers. We pay performance-based bonuses only upon the achievement of pre-determined objective financial goals. The objective financial goals are tailored to the business objectives of the business unit or units managed by the named executive officer. The 2009 objective financial measurement was Adjusted EBITDA. Please see the “Compensation Discussion and Analysis” for a discussion of the specific incentive-based targets for each of the named executive officers.

Term and Termination

The term of each Employment Agreement commenced on January 1, 2009 (other than Mr. Strubbe’s, which commenced on September 28, 2009) and continues indefinitely until terminated pursuant to its terms. Each Employment Agreement terminates immediately upon the death of the executive and may otherwise be terminated voluntarily by either party at any time.

In the event that an employment agreement is terminated, the executive is entitled to severance payments determined by the nature of the termination. If we terminate an employment agreement for Cause (as described below), the executive is entitled only to the obligations already accrued under his or her employment agreement (any such obligations are referred to as “accrued obligations”). An executive who dies is entitled to the accrued obligations and the earned bonus for the year in which his or her death occurs. If an executive terminates his or her employment agreement without Good Reason (as described below), the executive is entitled to receive any accrued obligations and, if the executive is providing consulting services, a multiple of his or her base salary payable in equal installments for the consulting period beginning on the date of the termination, provided that Mr. Treinen does not have the contractual right to enter into a consulting arrangement. If we terminate an employment agreement without Cause or if an executive terminates his or her employment agreement for Good Reason, the executive is entitled to receive any accrued obligations and a multiple of that executive’s base compensation payable in equal installments for the one or two-year period beginning on the date of the termination and, if the executive is providing consulting services to us, an amount equal to the projected annual bonus payable to that executive as of the date of the termination, payable in equal installments for the one or two-year period beginning on the date of the termination. For purposes of determining the severance benefits under the employment agreement, the severance multiple is equal to one for Mr. Strubbe and Mr. Treinen and two for all of the other named executive officers. In any case where our obligation to make severance payments to an executive is conditioned on that executive’s provision of consulting services to us, that obligation terminates immediately in the event that the executive ceases to provide such consulting services within the two-year period beginning on the date of the termination.

Under the employment agreements, “Cause” shall be deemed to exist if there is a determination that the executive has engaged in significant objective acts or omissions constituting dishonesty, willful misconduct, or gross negligence relating to our business. The employment agreements define “good reason” as the occurrence of one of the following events without the consent of the executive:

•

both (i) a reduction in any material respect in the executive’s position(s), duties or responsibilities with the company, and (ii) an adverse material change in the executive’s reporting responsibilities, titles or offices with the company, other than, for purposes of clauses (i) and (ii), a reduction or adverse change attributable to the fact that the company is no longer a privately-held company;

•

a reduction of 20 percent (20%) or more in the executive’s rate of annual base salary other than a reduction made after the company determines such reduction is a reasonably necessary step or component to address potential breaches or violations of any debt covenants; or

•	any requirement of the company that the executive be based more than 50 miles from the facility where the executive is based as of the date of the employment agreement.

Consulting Services

If we terminate an employment agreement without Cause or if an executive terminates his or her employment agreement with or without Good Reason, we will retain the executive as a consultant for a period of one or two years (as described above) from the date of the termination provided that Mr. Treinen’s employment agreement does not provide for consulting services. During the consulting period, the executive will receive compensation from us as described above and will remain covered under all medical, dental, vision, flexible spending account and executive assistance plans or programs available to our actively employed executives. The executive may terminate his or her consulting obligations to us at any time during the consulting period. In the event that an executive chooses to engage in other employment, the consulting period and the parties’ respective obligations are immediately terminated.

Restrictive Covenants

Pursuant to each employment agreement, each executive is subject to restrictive covenants related to the protection of confidential information, non-competition, inventions and discoveries, and the diversion of our employees. An executive’s breach of any of the restrictive covenants contained in an employment agreement entitles us to injunctive relief and the return of any severance payments (excluding accrued obligations) in addition to any other remedies to which we may be entitled.

Restricted Stock and Stock Option Awards

In 2009, the sole grant of equity based compensation to our names executive officers was 400,000 shares of restricted Class A Common Stock to Mr. Strubbe.

We do not have specific targets or objectives with respect to the amount of salary and bonus in proportion to total compensation. Generally, the most senior executives and highest paid executives earn a larger percentage of total compensation through performance-based bonuses and equity-based compensation.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2009.

2009 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards			Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Option Exercise Price ($) (e)	Option Expiration Date (d)	Number of Shares or Units of Stock That Have Not Vested (#) (2) (e)	Market Value of Shares or Units of Stock That Have Not Vested (4) ($) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3) (g)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4) (h)
Thomas B. Barker	4,458	33.00	1/2/2012	375,735	3,396,644	724,268	6,547,383
	3,195	33.00	4/2/2012
	4,964	33.00	7/1/2012
	6,093	28.23	10/1/2012
	7,862	38.15	4/1/2013
	90,287	33.00	4/1/2013
	8,801	33.00	7/1/2013
	9,730	33.00	10/1/2013
	6,764	33.00	1/2/2014
	6,385	33.00	4/1/2014
	5,927	33.00	7/1/2014
	5,136	33.00	10/1/2014
	2,034	33.00	1/3/2015

	161,636

Nancee R. Berger	7,041	33.00	7/1/2013	99,990	903,910	500,025	4,520,226
	7,784	33.00	10/1/2013
	7,862	38.15	4/1/2013
	5,411	33.00	1/2/2014
	5,108	33.00	4/1/2014
	4,741	33.00	7/1/2014
	4,108	33.00	10/1/2014
	1,627	33.00	1/3/2015

	43,682

Paul M. Mendlik	—	—		66,660	602,606	333,350	3,013,484

David J. Treinen	—	—		79,992	723,128	266,680	2,410,787

Todd B. Strubbe	—	—		133,320	1,205,213	266,680	2,410,787

(1)	These options represent retained, or “rollover” options. These rollover options are equity strips comprised of one Class L share and eight Class A shares. In connection with our 2006 recapitalization, certain executive officers elected to convert certain vested options in the Company into fully-vested options in the surviving corporation. No share-based compensation was recorded for these retained options, as these options were fully vested prior to the consummation of the recapitalization (which triggered the “rollover event”).
(2)	These amounts represent restricted stock awards granted on December 1, 2006 for Mr. Barker, Ms. Berger and Mr. Mendlik, on October 1, 2007 for Mr. Treinen and on December 30, 2009 for Mr. Strubbe. These awards vest ratably over a five year period.
(3)	These amounts represent restricted stock grants that vest based upon performance criteria tied to an exit event of the majority shareholders. In accordance with ASC 718, these performance-based awards are not recognized as expense by the Company until the occurrence of an exit event and satisfaction of the required performance criteria is probable. Please see “Compensation Discussion and Analysis” for a discussion of the performance criteria.
(4)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore the market value of $9.04 per share was based on the results of an independent appraisal performed as of October 31, 2009 by Corporate Valuation Advisors, Inc.

Option Exercises and Stock Vested

The following table shows all stock awards vested and the value realized upon vesting by each of the named executive officers.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (1) (#) (b)	Value Realized on Exercise (1) ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (2) (e)
Thomas B. Barker	—	—	330,017	2,983,354
Nancee R. Berger	—	—	49,995	451,955
Paul M. Mendlik	200,655	1,775,128	33,330	301,303
David J. Treinen	—	—	26,664	241,043
Todd B. Strubbe	—	—	—	—

(1)	During 2009, Mr. Mendlik exercised 22,295 rollover options, acquiring 178,360 shares of Class A Common Stock and 22,295 shares of Class L Common Stock.
(2)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore the market value of $9.04 per share was based on the results of an independent appraisal performed as of October 31, 2009 by Corporate Valuation Advisors, Inc. and used to value these restricted shares of Class A Common Stock.

Nonqualified Deferred Compensation Table

The following table shows certain information regarding our Deferred Compensation Plan and Executive Retirement Savings Plan.

2009 Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last Fiscal Year (1) ($) (b)	Registrant Contributions in Last Fiscal Year (2) ($) (c)	Aggregate Earnings in Last Fiscal Year (3) ($) (d)	Aggregate Balance at Last Fiscal Year End (4) (5) ($) (e)
Thomas B. Barker
Deferred Compensation Plan	538,926	269,463	2,265,993	7,272,783
Executive Retirement Savings Plan	9,151	4,576	30,590	135,298
Nancee R. Berger
Deferred Compensation Plan	787,859	393,929	1,019,599	3,272,438
Executive Retirement Savings Plan	9,151	4,576	35,008	160,601
Paul M. Mendlik
Deferred Compensation Plan	523,549	261,775	1,280,090	4,215,563
Executive Retirement Savings Plan	11,558	5,377	8,925	42,088
David J. Treinen
Deferred Compensation Plan	672,891	336,446	616,312	1,978,074

(1)	Amounts in this column are also included in columns (c) and (f) of the 2009 Summary Compensation Table included in this report.
(2)	Amounts in this column are also included in column (d) of the 2009 All Other Compensation Table and column (g) of the 2009 Summary Compensation Table included in this report.
(3)	The aggregate earnings represent the market value change of these plans during 2009. None of the earnings are included in the 2009 Summary Compensation Table included in this report.
(4)	Amounts reported in the aggregate balance at last fiscal year end for 2009 which were previously reported as compensation to the named executive officer in the Summary Compensation Table for previous years were: Mr. Barker $4,084,488; Ms. Berger $3,681,573; Mr. Mendlik $4,702,325 and Mr. Treinen $1,000,000. These aggregate amounts do not include withdrawals taken from the Deferred Compensation Plan in 2007 of $2,009,826 and $3,415,041 for Ms. Berger and Mr. Mendlik, respectively.
(5)	Amounts in this column include both vested and unvested balances.

None of the named executive officers received distributions or withdrawals from the Company’s nonqualified deferred compensation plans in 2009. Mr. Treinen does not participate in the Executive Retirement Savings Plan and Mr. Strubbe did not participate in either the Deferred Compensation Plan or the Executive Retirement Savings Plan in 2009.

Non-Qualified Retirement Plans

Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors and highly compensated employees who are approved for participation by the board may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same mutual fund investments made available to participants in the 401(k) plan or in notional equity interests in our company. Open enrollment for eligible participants to participate in the Deferred Compensation Plan is held annually. Upon enrollment, the participant’s participation and deferral percentage is fixed for the upcoming calendar year. Participants may select from selected mutual funds or equity interests for notional investment of their deferred compensation. Administration of the Deferred Compensation Plan is performed by an outside provider, Wells Fargo Institutional Trust Services. Executives are allowed to defer their bonus and up to 50% of salary, not to exceed $500,000, in each case, attributable to services performed in the following plan year. We match a percentage of any amounts notionally invested in equity interests which was 50% in 2009. Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or, if later, the date the executive first participates in the Deferred Compensation Plan. All matching contributions become 100% vested if: (i) the participant dies or becomes disabled or is terminated without cause; (ii) a change of control occurs; or (iii) the Deferred Compensation Plan terminates. For purposes of the Deferred Compensation Plan, a change of control occurs if during any period of two consecutive years or less: (i) individuals who at the beginning of such period constitute the entire board shall cease for any reason, subject to certain exceptions, to constitute a majority thereof; (ii) our stockholders approve any merger or consolidation as a result of which our common stock shall be changed, converted or exchanged (other than a merger with a wholly-owned subsidiary of ours) or our liquidation or any sale or disposition of 50% or more of our assets or earning power; or (iii) our stockholders approve any merger or consolidation to which we are a party as a result of which the persons who were our stockholders immediately prior to the effective date of the merger or consolidation shall have beneficial ownership of less than 50% of the combined voting power of the surviving corporation. The Deferred Compensation Plan and any earnings thereon are held separate and apart from our other funds, but remain subject to claims by our general creditors. Earnings in the Deferred Compensation Plan are based on the change in market value of the plan investments during a given period. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the year of deferral or, if earlier, the date the participant separates from service with us. Deferrals invested in notional equity interests are paid through the issuance of our shares. Recipients of the equity interests upon such distribution have no equity or contractual put right with respect to the issued equity interests.

In January 2008, we amended and restated the Executive Retirement Savings Plan. Participation in the Executive Retirement Savings Plan is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. Open enrollment to participate in the Executive Retirement Savings Plan is held annually. Upon enrollment, the participant’s participation and deferral percentage is fixed for the upcoming calendar year. Participants may select from selected mutual funds for investment of their deferred compensation. Participants may change their investment selection as often as they choose. Administration of the Executive Retirement Savings Plan is performed by an outside provider, Wells Fargo Institutional Trust Services. We will match 50% of employee contributions, limited to the same maximums and vesting terms as those of the 401(k) plan. Earnings in the Executive Retirement Savings Plan are based on the change in market value of the plan investments (mutual funds) during a given period. We maintain a grantor trust under the Executive Retirement Savings Plan. The principal of the trust and any earnings thereon are held separate and apart from our other funds and are used exclusively for the uses and purposes of plan participants, but remain subject to claims from our general creditors.

2009 returns for the investment funds in the Executive Savings Plan were:

Fund	2009 return	Fund	2009 return
Wells Fargo Advantage Stable Income	8.33%	Wells Fargo Advantage Capital Growth	35.40%
PIMCO Total Return A	13.33%	Goldman Sachs Mid Cap Value A	34.93%
MFS Total Return A	18.59%	Victory Special Value A	32.59%
MFS Value A	20.82%	Franklin Balance Sheet Investment A	22.59%
Wells Fargo Advantage Index	26.46%	Baron Small Cap	35.26%
Davis New York Venture A	32.06%	Franklin Templeton Growth A	30.81%
Fidelity Advisor Growth Opportunity	47.74%	American Funds Euro pacific Growth	39.55%
Janus Growth and Income	38.64%	AIM Mid Cap Equity	30.16%

Potential Payments Upon Termination or Change of Control

As described under “Employment Agreements,” each of the named executive officers are subject to an employment agreement that provides severance payments upon certain terminations. Please see “Employment Agreements” above for a description of terms of the employment agreements.

The following table sets forth the benefits that each named executive officer would have been entitled to upon certain termination events or a change of control as of December 31, 2009.

2009 Potential Payments Upon Termination or Change in Control Table

Name (a)	Benefits (1) ($) (b)	Potential Cash Severance Payment (2) ($) (c)	Accelerated Vesting Upon Change in Control or Initial Public Offering (3) ($) (d)
Thomas B. Barker	38,795	1,865,023	10,360,247
Nancee R. Berger	34,003	1,243,356	1,340,235
Paul M. Mendlik	23,115	900,000	1,007,409
David J. Treinen	11,534	400,000	1,118,743
Todd B. Strubbe	11,304	600,000	1,205,213

(1)	Benefits include payments of medical, accident, disability and life insurance premiums for a specified period of time. These benefits are payable only in the case of a qualified termination.
(2)	In accordance with the executive’s employment agreement, (i) in the event of the executive’s voluntary termination of employment without Good Reason, the executive (other than Mr. Treinen, who would be entitled to his earned bonus) would be entitled to receive his or her base salary as payment for services as a consultant during the consulting period following termination of employment; and (ii) in the event of the executive’s termination of employment without Cause or voluntary termination of employment for Good Reason, the executive would be entitled to receive his or her base salary for the severance period following termination of employment and a further payment for those executives providing consulting services, equal to such executive’s projected annual bonus. The severance period is one year for Mr. Strubbe and Mr. Treinen and two years for all of the other named executive officers.
(3)	Subsequent to the recapitalization, our common stock is no longer traded and, therefore, the market value of $9.04 per share was based on the results of an independent appraisal performed as of October 31, 2009 by Corporate Valuation Advisors, Inc. The amounts in column (d) are the result of multiplying the respective restricted shares vested, upon a qualifying termination. Mr. Barker’s Restricted Stock Agreement provides that all three restricted stock tranches vest upon an initial public offering. Unless the performance criteria are met for tranches 2 and 3, the other named executives only vest in tranche 1 upon a change of control. In addition, this column includes the unvested portion of the Deferred Compensation Plan, which will vest upon termination without cause of a change of control.

Risk Management and Compensation

The Compensation Committee has designed the Company’s compensation structure with the intent to attract and retain executives who have the ability and desire to grow the Company profitably. The Compensation Committee believes that incentive compensation should encourage risk within parameters that are appropriate for the long-term profitable growth of our businesses.

Each year the Compensation Committee reviews each compensation element, including the factors for determining executive bonuses for the upcoming year as well as the bonus targets and payout ranges. The Compensation Committee has structured its compensation program so that executive performance is not considered in determining annual salary. Rather, annual salary is designed to provide adequate compensation to recruit and retain talented individuals who have the ability and desire to achieve the objective financial goals that ultimately determine medium and long-term compensation.

The Compensation Committee believes that certain factors mitigate the potential risks posed by the Company’s medium and long-term compensation elements. For example, bonuses are earned upon the profitable growth (EBITDA or Adjusted EBITDA) over the prior year. This performance metric focuses the executives on the profitability of the Company. In addition, the Company has designed its internal control system to provide reasonable assurance regarding the reliability of the Company’s accounting records and financial reporting system. The Company’s performance metrics for the annual cash bonus program are subject to the scrutiny of our internal control system. The Company also engages in a comprehensive budgeting process which requires multi-level approvals with respect to various expenditures, including capital expenditures and the addition of new personnel. The Compensation Committee believes that the Company’s budgeting process as well as the various internal controls implemented by the Company limit the actions that employees can take without proper review and evaluation of the potential risks to the Company of such actions. With respect to the Company’s annual cash bonus program, the Company retains 25% of quarterly bonuses, and pays such holdback in February of the following year provided that the annual objective financial goals are met.

With regard to equity-based compensation, vesting is primarily tied to long-term performance and partially tied to vesting over time. These vesting provisions were selected to align the interests of recipients of equity-based awards with those of our investors. Finally, the Compensation Committee believes that the illiquidity of the Company’s equity mitigates the potential risk of the performance-based portion of the Company’s equity-based compensation. The Compensation Committee believes that each of these factors mitigates any risks posed by the Company’s compensation program.

Non-employee Director Compensation

None of our non-employee directors receive a director fee or stock option grants but will be reimbursed for all reasonable expenses incurred in connection with their attendance at board meetings.

Compensation Committee Interlocks and Insider Participation

Mr. Anthony J. DiNovi, a member of our compensation committee, is Co-President of Thomas H. Lee Partners, L.P. Affiliates of Thomas H. Lee Partners, L.P. provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of our recapitalization. The aggregate fees for services are approximately $3.3 million annually. Thomas H. Lee Partners, L.P. also received reimbursement for travel and other out-of pocket expenses in the aggregate amount of approximately $0.1 million in 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Stock options granted under the 2006 Executive Incentive Plan	2,501,500	2.42	454,347
Executive Management Rollover Options	295,454	33.33	17
Nonqualified Deferred Compensation Plan (1)	185,818	163.59	N/A

Total	2,982,772	N/A	454,364

N/A—Not Applicable

(1)	Pursuant to the terms of the Nonqualified Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees who are approved for participation by the board may elect to defer their bonus and up to 50% of their salary, not to exceed $500,000, in each case, attributable to services performed in the following plan year, and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in notional Equity Strips. We match a percentage (50% in 2009) of any amounts notionally invested in our Equity Strips, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year the individual is in the Plan. At December 31, 2009 the notionally granted equity strips under the Restated Nonqualified Deferred Compensation Plan including both vested and unvested was 185,818. Based on the results of an independent appraisal performed as of October 31, 2009 by Corporate Valuation Advisors, Inc., the fair value for an equity strip was $163.59. The Nonqualified Plan does not limit the number of shares that may be granted. Rather, the Plan limits the amount of the annual contributions.

See Note 15 to the Consolidated Financial Statements included elsewhere in this report.

Security Ownership

The following table summarizes the beneficial ownership of our common stock as of February 5, 2010 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each director;

•	each executive officer whose name appears on the Summary Compensation Table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Owners (1)	Amount Beneficially Owned	Percent of Respective Class of Common Shares
Class A Shares
Gary L. West (2)	10,375,805	11.8%
Mary E. West (2)	9,625,805	10.9%
Quadrangle Group Funds (3)	10,000,000	11.4%
Thomas H. Lee Funds (4)	48,060,000	54.6%
Thomas B. Barker (5)	3,076,242	3.4%
Anthony J. DiNovi	*	*
Soren L. Oberg	*	*
Joshua L. Steiner	*	*
Jeff T. Swenson	*	*
Nancee R. Berger (6)	1,099,456	1.2%
David J. Treinen (7)	440,000	*
Todd B. Strubbe	400,000	*
Paul M. Mendlik (8)	676,276	*
All executive officers as a group (8 persons) (9)	7,176,310	8.0%

Class L Shares
Gary L. West (2)	1,250,101	12.5%
Mary E. West (2)	1,250,101	12.5%
Quadrangle Group Funds (3)	1,250,000	12.5%
Thomas H. Lee Funds (4)	6,007,500	60.3%
Thomas B. Barker (5)	178,280	1.8%
Anthony J. DiNovi	*	*
Soren L. Oberg	*	*
Joshua L. Steiner	*	*
Jeff T. Swenson	*	*
Nancee R. Berger (6)	43,682	*
David J. Treinen (7)	5,000	*
Paul M. Mendlik (8)	25,235	*
All executive officers as a group (8 persons) (9)	309,614	3.0%

*	Less than 1%

(1)	The address of each of our executive officers and directors is c/o West Corporation, 11808 Miracle Hills Drive, Omaha, Nebraska 68154.
(2)

The address for these stockholders is 9746 Ascot Drive, Omaha, Nebraska 68114. Includes, with respect to Mr. West, 750,000 Class A shares of common stock owned by the Gary and Mary West Wireless Health Institute (the “Institute”), a non profit organization, which has appointed Mr. West as sole representative and proxy with respect to its shares. Mr. West disclaims any beneficial ownership of any shares held by the Institute.

(3)	Includes 8,751,805 Class A and 1,093,976 Class L shares of common stock owned by Quadrangle Capital Partners II LP; 234,792 Class A and 29,349 Class L shares of common stock owned by Quadrangle Select Partners II LP; and 1,013,403 Class A and 126,675 Class L shares of common stock owned by Quadrangle Capital Partners II-A LP (collectively, the “Quadrangle Funds”). The Quadrangle Funds’ general partner is Quadrangle GP Investors II LP, whose general partner is QCP GP Investors II LLC (collectively, the “QF Advisors”). Shares held by the Quadrangle Funds may be deemed to be beneficially owned by the QF Advisors. The QF Advisors disclaim any beneficial ownership of any shares held by the Quadrangle Funds. Each of the Quadrangle Funds has an address c/o Quadrangle Group LLC, 375 Park Avenue, 14th Floor, New York, New York 10152. Voting or investment control over securities that the Quadrangle Funds own are acted upon by QCP GP Investors II LLC as general partner of Quadrangle GP Investors II LP, the general partner of the Quadrangle Funds. The current managing members of QCP GP Investors II LLC are Joshua L. Steiner, Michael A. Huber, Peter R. Ezersky, Edward F. Sippel and Andrew S. Frey.
(4)	Includes 19,917,333 Class A and 2,489,667 Class L shares of common stock owned by Thomas H. Lee Equity Fund VI, L.P.; 13,486,958 Class A and 1,685,870 Class L shares of common stock owned by Thomas H. Lee Parallel Fund VI, L.P.; 10,460,000 Class A and 1,307,500 Class L shares of common stock owned by THL Equity Fund VI Investors (West), L.P.; 2,355,901 Class A and 294,488 Class L shares of common stock owned by Thomas H. Lee Parallel (DT) Fund VI, L.P.; 36,540 Class A and 4,568 Class L shares of common stock owned by THL Coinvestment Partners, L.P.; and 1,600,000 Class A and 200,000 Class L shares of common stock owned by THL Equity Fund VI Investors (West) HL, L.P. (collectively, the “THL Funds”); 101,654 Class A and 12,707 Class L shares of common stock owned by Putnam Investment Holdings, LLC; and 101,614 Class A and 12,702 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company III LLC (collectively, the “Putnam Funds”). The THL Funds’ general partner is THL Equity Advisors VI, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (collectively, “Advisors”). Shares held by the THL Funds may be deemed to be beneficially owned by Advisors. Advisors disclaim any beneficial ownership of any shares held by the THL Funds. The Putnam Funds are co-investment entities of the THL Funds. Putnam Investment Holdings, LLC (“Holdings”) is the managing member of Putnam Investments Employees’ Securities Company III LLC (“ESC III”). Holdings disclaims any beneficial ownership of any shares held by ESC III. Putnam Investments LLC, the managing member of Holdings, disclaims beneficial ownership of any shares held by the Putnam Funds. Each of the THL Funds has an address c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109. Voting or investment control over securities that the THL Funds own are acted upon by majority vote of the members of a ten-member committee, the members of which are Todd M. Abbrecht, Charles A. Brizius, Anthony J. DiNovi, Thomas M. Hagerty, Scott L. Jaeckel, Seth W. Lawry, Soren L. Oberg, Scott A. Schoen, Scott M. Sperling and Kent R. Weldon.
(5)	Includes 1,293,088 Class A and 161,636 Class L shares subject to options.
(6)	Includes 349,456 Class A and 43,682 Class L shares subject to options and 750,000 Class A shares held by family trusts.
(7)	Includes 440,000 Class A shares and 5,000 Class L shares of common stock owned by a family trust.
(8)	Includes 178,360 Class A shares and 22,295 Class L shares of common stock owned by family trusts.
(9)	Includes 2,101,880 Class A and 262,735 Class L shares subject to options and shares held by family trusts.

The table above does not include 186,328 shares notionally granted under our Nonqualified Deferred Compensation Plan at February 5, 2010. These shares have not been granted, do not carry voting rights and cannot be sold until the end of the deferral periods, which begin in 2012 unless there is a change of control of the Company.

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

2006 Recapitalization

On October 24, 2006, we completed a recapitalization of the Company in a transaction sponsored by the Sponsors pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between us and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing the Company. Omaha Acquisition Corp. was merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded shares of common stock were cancelled in exchange for cash and Gary and Mary West converted approximately 85% of the shares of our common stock held by them prior to the recapitalization into the right to receive cash of approximately $1.4 billion (at a discount of approximately 12% to the price being paid in respect of the publicly traded shares) and the remaining 15% of their holdings into 2.5 million shares of our Class L common stock and 20 million shares of our Class A common stock. In connection with the recapitalization, our current executive officers received aggregate transaction payments of approximately $2.5 million and stay bonus payments, which were paid on the six-month and one year anniversaries of the recapitalization, of approximately $6.6 million. None of our current directors, other than Mr. Barker, in his capacity as an executive officer, received any payments in connection with the recapitalization.

Affiliates of Sponsors provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the recapitalization. The fees for services and expenses in 2009 and 2008 aggregated $4.2 million and $4.2 million, respectively. Three members of our board are affiliated with Thomas H. Lee Partners, L.P.: Mr. Anthony J. DiNovi, Co-President, Mr. Soren L. Oberg, Managing Director, and Mr. Jeff T. Swenson, Director. One member of our board is affiliated with Quadrangle Group LLC: Mr. Joshua L. Steiner, Co-President and Managing Principal.

Registration Rights Agreement

In connection with the recapitalization, we also entered into a registration rights and coordination agreement with certain stockholders including the THL Investors; the Quadrangle Investors; our founders, Gary L. West and Mary E. West; certain of our executive officers, including Thomas B. Barker, Nancee R. Berger, Paul M. Mendlik, David C. Mussman and Steven M. Stangl and each of their respective permitted assignees. Pursuant to this agreement, subject to certain exceptions and conditions, we are required to register their shares of common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us.

Office Lease

We lease certain office space owned by a partnership whose partners are Mary and Gary West who collectively own approximately 22% of our common stock at December 31, 2009. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2009, 2008 and 2007. The lease expires in 2014.

TOGM Arrangement

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrues on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008 and which expired December 31, 2008 pursuant to which TOGM had financed up to 80% of the purchase price of selected receivables portfolios at a variable rate equal to 3.5% over prime. The debt is non-recourse to us and collateralized by all of the assets of West Receivables Purchasing, LLC (“West Receivables”). The sole assets of West Receivables are the receivables portfolios which are partially financed by TOGM. These notes mature in 24 months from the date of origination. At December 31, 2009, we had $0.7 million of non-recourse portfolio notes payable outstanding under this facility.

In connection with the formation of West Receivables, we and TOGM entered into an operating agreement pursuant to which the members share in the profits of the portfolio after collection expenses and the repayment of principal and interest in proportion to their respective membership interests. At December 31, 2009, no amount had been paid in respect of the equity interests under the operating agreement. We provide all necessary services to West Receivables, including collection of the receivables pursuant to a servicing agreement. TOGM’s shareholders are Mary and Gary West, who collectively own approximately 22% of us.

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

The following table summarizes the fees we paid to Deloitte & Touche in 2009 and 2008.

Fee Type	2009	2008
Audit	$1,259,312	$1,237,195
Audit-related	261,840	177,720
Tax	864,581	1,273,778
All other	—	—

Total	$2,385,733	$2,688,693

Audit Fees—Audit fees consist of fees paid for the audits of our annual financial statements and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q. The increase in fees from 2008 to 2009 was primarily due to the increase in the size of the engagement.

Audit-Related Fees—Audit-related fees consist of fees paid for our SEC and foreign filings, advisory services and the audit of our 401(k) Plan. The increase in fees from 2008 to 2009 was primarily due to work performed on the Proposed Offering on Form S-1.

Tax Fees—Tax fees consist of fees paid for tax consultation, state tax planning, due diligence assistance on certain acquisitions, research and development analysis and international tax research and consultation. The decrease in fees from 2008 to 2009 was primarily due to less acquisition related tax consultation in 2009 than were incurred in 2008.

The audit committee has adopted a policy requiring pre-approval by the committee for all services (audit and non-audit) to be provided to us by our external auditor. In accordance with that policy, our audit committee pre-approved all of the foregoing services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit Number	Description

3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated October 30, 2006)

3.02	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

10.01	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2006)

10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)

10.03	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.04	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.05	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.06	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.07	Employment Agreement between the Company and Todd B. Strubbe dated September 28, 2009, as amended February 11, 2010 (1)

10.08	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description

10.09	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.10	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.11	Amendment No. 1, dated as of February 14, 2007, by and among West, certain domestic subsidiaries of West and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 dated November 6, 2009)

10.12	Amendment No. 2, dated as of May 11, 2007, by and among West, Omnium Worldwide, Inc., as borrower and guarantor, and Lehman Commercial Paper, Inc. (“Lehman”), as administrative agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2007)

10.13	Amendment No. 3, dated as of May 16, 2008, by and among West, Intercall, Lehman, and Wachovia Capital Markets, LLC, as lead manager for purposes of the Amendment, to the credit agreement, dated as of October 24, 2006, by and among West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 20, 2008)

10.14

Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement, dated as of July 23,

2009, by and among Lehman Commercial Paper Inc., Wachovia Bank, North America, West

Corporation and certain domestic subsidiaries of West Corporation, amending the Credit Agreement dated as of October 24, 2006 between West Corporation, certain domestic subsidiaries of West

Corporation, Lehman Commercial Paper Inc. and the various lenders party thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-1 dated November 6, 2009)

10.15

Amendment No. 5, dated as of August 28, 2009, by and among Wachovia Bank, National Association,

as successor administrative agent, West Corporation, certain domestic subsidiaries of West Corporation and the lenders party thereto, amending the Credit Agreement dated as of October 24, 2006 between West Corporation, certain domestic subsidiaries of West, Lehman Commercial Paper, Inc., as initial administrative agent, and the various lenders party thereto (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1 dated November 6, 2009)

10.16	West Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.15 to Form 10-K dated March 3, 2009) (1)

10.17	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.18	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description

10.19	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.20

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing

Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.21	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.22	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

10.23	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.24	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)

10.25	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)

10.26	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.27	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)

10.28	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.29	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.30	West Corporation Executive Retirement Savings Plan Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K filed on March 3, 2009) (1)

10.31	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 30, 2007)

10.32	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)

Exhibit Number	Description

10.33	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014 (incorporated by reference to Exhibit 99.3 to Form 8-K filed on March 30, 2007)

10.34	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)

10.35	Supplemental Indenture, dated June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014 (incorporated by reference to Exhibit 10.34 to Form 10-K dated March 3, 2009)

10.36	Supplemental Indenture, dated as of June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.35 to Form 10-K dated March 3, 2009)

10.37	Supplemental Indenture, dated August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014 (incorporated by reference to Exhibit 10.36 to Form 10-K dated March 3, 2009)

10.38	Supplemental Indenture, dated as of August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.37 to Form 10-K dated March 3, 2009)

10.39	Supplemental Indenture, dated June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014 (incorporated by reference to Exhibit 10.38 to Form 10-K dated March 3, 2009)

10.40	Supplemental Indenture, dated as of June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.39 to Form 10-K dated March 3, 2009)

10.41	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/[2]% senior notes due October 15, 2014 (incorporated by reference to Exhibit 10.40 to Form 10-K dated March 3, 2009)

Exhibit Number	Description

10.42	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.41 to Form 10-K dated March 3, 2009)

10.43	Supplemental Indenture, dated as of January 25, 2010, by and among Worldwide Asset Purchasing, LLC, Stream57 Corporation, West Corporation, and The Bank of New York Mellon, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014

10.44	Supplemental Indenture, dated as of January 25, 2010, by and among Worldwide Asset Purchasing, LLC, Stream57 Corporation, West Corporation, and The Bank of New York Mellon, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.45	Amended and Restated Credit Agreement By and Between West Receivables Purchasing, LLC as Borrower, and TOGM, LLC, as Lender, dated as of April 30, 2009 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 5, 2009)

10.46	Amended and Restated Servicing Agreement By and Among West Asset Management, Inc., as Servicer, West Receivables Purchasing, LLC, as Borrower, and TOGM, LLC, as Lender, dated as of April 30, 2009 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated May 5, 2009)

10.47	Form of Promissory Note between West Receivables Purchasing, LLC and TOGM, LLC (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 5, 2009)

10.48	Amended and Restated Operating Agreement of West Receivables Purchasing, LLC between TOGM, LLC and West Receivables Services, Inc. dated April 30, 2009 (incorporated by reference to Exhibit 10.04 to Form 10-Q dated May 5, 2009)

10.49

Amended and Restated Restricted Stock Award and Special Bonus Agreement between West

Corporation and Thomas Barker, dated as of May 4, 2009 (incorporated by reference to Exhibit 10.05 to Form 10-Q dated May 5, 2009) (1).

10.50	Employment Agreement between the Company and David J. Treinen, dated January 1, 2009, as amended February 11, 2010 (1)

10.51	Exhibit A dated February 11, 2010 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1)

10.52	Exhibit A dated February 11, 2010 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1)

10.53	Exhibit A dated February 11, 2010 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1)

21.01	Subsidiaries

31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/S/ THOMAS B. BARKER
Thomas B. Barker
Chief Executive Officer and Chairman Of the Board
(Principal Executive Officer)

February 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date

/S/ ANTHONY J. DINOVI Anthony J. DiNovi	February 12, 2010
Director

/S/ SOREN L. OBERG Soren L. Oberg	February 12, 2010
Director

/S/ JOSHUA L. STEINER Joshua L. Steiner	February 12, 2010
Director

/S/ JEFF T. SWENSON Jeff T. Swenson	February 12, 2010
Director

/S/ THOMAS B. BARKER	February 12, 2010
Thomas B. Barker
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PAUL M. MENDLIK	February 12, 2010
Paul M. Mendlik
Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ R. PATRICK SHIELDS	February 12, 2010
R. Patrick Shields
Senior Vice President—Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying financial statements have been retrospectively adjusted for the adoption of the guidance within Accounting Standards Codification 810, Consolidation related to noncontrolling interests in consolidated financial statements effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 12, 2010

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2009	2008	2007
REVENUE	$2,375,748	$2,247,434	$2,099,492
COST OF SERVICES	1,067,777	1,015,028	912,389
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	907,358	881,586	840,532

OPERATING INCOME	400,613	350,820	346,571

OTHER INCOME (EXPENSE):
Interest income	311	3,068	11,389
Interest expense	(254,103)	(313,019)	(332,372)
Other, net	1,015	(11,689)	2,007

Other expense	(252,777)	(321,640)	(318,976)

INCOME BEFORE INCOME TAX EXPENSE	147,836	29,180	27,595

INCOME TAX EXPENSE	56,862	11,731	6,814

NET INCOME	90,974	17,449	20,781

LESS NET INCOME (LOSS)—NONCONTROLLING INTEREST	2,745	(2,058)	15,399

NET INCOME—WEST CORPORATION	$88,229	$19,507	$5,382

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	$17.45	$12.78	$11.08

Diluted Class L	$16.67	$12.24	$10.68

Basic Class A	$(0.98)	$(1.23)	$(1.20)

Diluted Class A	$(0.98)	$(1.23)	$(1.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L	9,954	9,901	9,865
Diluted Class L	10,409	10,334	10,236
Basic Class A	87,588	87,324	86,724
Diluted Class A	87,588	87,324	86,724

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,068	$168,340
Trust and restricted cash	14,750	9,130
Accounts receivable, net	353,622	359,021
Portfolio receivables, current portion	7,973	64,204
Deferred income taxes	35,356	52,647
Prepaid assets	34,063	26,878
Other current assets	38,784	58,828

Total current assets	543,616	739,048
PROPERTY AND EQUIPMENT:
Property and equipment	1,024,005	918,388
Accumulated depreciation and amortization	(690,738)	(598,236)

Property and equipment, net	333,267	320,152

PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	5,766	68,542
GOODWILL	1,665,569	1,642,857
INTANGIBLES, net	350,722	405,030
OTHER ASSETS	146,322	139,160

TOTAL ASSETS	$3,045,262	$3,314,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$63,859	$70,028
Accrued expenses	278,694	343,922
Current maturities of long-term debt	25,371	25,283
Current maturities of portfolio notes payable	685	77,308
Income tax payable	—	11,097

Total current liabilities	368,609	527,638
PORTFOLIO NOTES PAYABLE, less current maturities	—	11,169
LONG-TERM OBLIGATIONS, less current maturities	3,607,872	3,832,367
DEFERRED INCOME TAXES	96,964	77,109
OTHER LONG-TERM LIABILITIES	64,561	69,094

TOTAL LIABILITIES	4,138,006	4,517,377
COMMITMENTS AND CONTINGENCIES (Notes 6, 8, 9, 10 and 17) CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,971 and 9,908 SHARES ISSUED AND OUTSTANDING	1,332,721	1,158,159
STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 87,999 and 87,334 shares issued and 87,991 and 87,326 shares outstanding	88	87
Retained deficit	(2,408,770)	(2,334,398)
Accumulated other comprehensive loss	(16,730)	(30,015)
Noncontrolling interest	—	3,632
Treasury stock at cost (8 Class A shares)	(53)	(53)

Total stockholders’ deficit	(2,425,465)	(2,360,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,045,262	$3,314,789

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,974	$17,449	$20,781
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	104,837	103,218	102,045
Amortization	83,510	80,270	80,775
Allowance for impairment of purchased accounts receivable	25,464	76,405	—
Unrealized (gain) loss on foreign denominated debt	(3,508)	5,558	—
Provision for share based compensation	3,840	1,404	1,276
Deferred income tax expense (benefit)	28,274	(26,446)	(8,917)
Debt amortization	16,416	15,802	14,671
Non cash (gain) loss on hedge agreements	(9,570)	17,679	—
Other	375	107	(195)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(506)	(3,226)	14,713
Other assets	(17,669)	9,113	(9,497)
Accounts payable	(4,721)	(8,965)	8,753
Accrued expenses and other liabilities	(44,859)	(987)	39,492

Net cash flows from operating activities	272,857	287,381	263,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $8,631, $9,601 and $21,410	(31,711)	(493,556)	(291,760)
Collections applied to principal of portfolio receivables, net of purchases of $1,722 $45,403 and $127,412	37,341	992	(60,485)
Purchase of property and equipment	(118,520)	(105,381)	(103,647)
Other	275	406	946

Net cash flows from investing activities	(112,615)	(597,539)	(454,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and bonds	—	134,000	300,000
Consideration paid to shareholders in exchange for stock	—	—	(170,625)
Principal repayments of long-term obligations	(25,284)	(24,949)	(23,618)
Net change in revolving credit facilities	(201,674)	283,167	—
Debt issuance costs	(7,968)	(10,315)	(2,299)
Proceeds from stock and stock options exercised including excess tax benefits	3,200	25	553
Repayments of portfolio notes payable, net of proceeds from issuance of notes payable of $0, $33,096 and $108,812	(34,694)	(31,834)	33,064
Noncontrolling interest distributions	(4,131)	(7,120)	(13,165)
Payments of capital lease obligations	(1,293)	(949)	(1,032)
Other	—	(54)	(4,772)

Net cash flows from financing activities	(271,844)	341,971	118,106

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,330	(5,420)	(42)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(109,272)	26,393	(72,985)
CASH AND CASH EQUIVALENTS, Beginning of period	168,340	141,947	214,932

CASH AND CASH EQUIVALENTS, End of period	$59,068	$168,340	$141,947

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS )

	Class A Common Stock	Additional Paid - in Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Treasury Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Equity (Deficit)
BALANCE, January 1, 2007	$86	$78,427	$(2,210,676)	$10,299	$—	$310	$264	$(2,121,290)
Comprehensive income:
Net income			5,382	15,399				20,781
Foreign currency translation adjustment, net of tax of ($408)						665		665
Unrealized loss on cash flow hedges, net of tax of ($5,810)							(10,159)	(10,159)

Total comprehensive loss								11,287
Noncontrolling interest distributions				(13,165)				(13,165)
Noncontrolling interest contributions				404				404
Issuance of common stock in a business combination (929,280 shares)	1	1,161						1,162
Tax benefit of Executive Deferred Compensation Plan distribution		1,393						1,393
Executive Deferred Compensation Plan contributions		896						896
Stock sold (400 shares)		50						50
Stock options exercised including related tax benefits (32 shares)		91						91
Share based compensation		1,276						1,276
Accretion of class L common stock priority return preference		(83,294)	(26,008)					(109,302)

BALANCE, December 31, 2007	87	—	(2,231,302)	12,937	—	975	(9,895)	(2,227,198)
Net income			19,507	(2,058)				17,449
Foreign currency translation adjustment, net of tax of ($4,276)						(6,977)		(6,977)
Reclassification a cash flow hedge into earnings							1,234	1,234
Unrealized loss on cash flow hedges, net of tax of ($8,653)							(15,352)	(15,352)

Total comprehensive loss								(3,646)
Noncontrolling interest distributions				(7,120)				(7,120)
Noncontrolling interest from the Genesys acquisition				(127)				(127)
Purchase of stock at cost (8 shares)					(53)			(53)
Executive Deferred Compensation Plan contributions		1,397						1,397
Executive Deferred Compensation Plan valuation change		1,102						1,102
Stock options exercised including related tax benefits (15 shares)		25						— 25
Share based compensation		1,404						1,404
Accretion of class L common stock priority return preference		(3,928)	(122,603)					(126,531)

BALANCE, December 31, 2008	87	—	(2,334,398)	3,632	(53)	(6,002)	(24,013)	(2,360,747)
Net income			88,229	2,745				90,974
Foreign currency translation adjustment, net of tax of ($705)						1,855		1,855
Reclassification a cash flow hedge into earnings							2,057	2,057
Unrealized gain on cash flow hedges, net of tax of ($3,905)							9,373	9,373

Total comprehensive income								104,259
Noncontrolling interest distributions				(4,131)				(4,131)
Noncash settlement with a noncontrolling interest				(2,246)				(2,246)
Executive Deferred Compensation Plan contributions		1,728						1,728
Executive Deferred Compensation Plan valuation change		4,095						4,095
Stock options exercised including related tax benefits (572,660 shares)	1	3,532						3,533
Share based compensation		1,701						1,701
Accretion of class L common stock priority return preference		(11,056)	(162,601)					(173,657)

BALANCE, December 31, 2009	$88	$—	$(2,408,770)	$—	$(53)	$(4,147)	$(12,583)	$(2,425,465)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description: West Corporation (the “Company” or “West”) is a leading provider of technology- driven, voice-oriented solutions. “We”, “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer our clients a broad range of communications and infrastructure management solutions that help them manage or support critical communications. The scale and processing capacity of our proprietary technology platforms, combined with our world-class expertise and processes in managing telephony and human capital, enable us to provide our clients with premium outsourced communications solutions. Our automated service and conferencing solutions are designed to improve our clients’ cost structure and provide reliable, high-quality services. Our solutions also help deliver mission-critical services, such as public safety and emergency communications. We serve Fortune 1000 companies and other clients in a variety of industries, including telecommunications, banking, retail, financial services, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

Operating Segments: During the third quarter of 2009, we implemented certain organizational changes and our Chief Executive Officer began making strategic and operational decisions and allocated resources based on assessment of performance of a new segment structure. We now operate in two business segments:

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

Unified Communications

— Conferencing & Collaboration Services. Operating under the InterCall brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research, and managed over 97 million conference calls in 2009. We provide our clients with an integrated global suite of meeting replacement services. These include on-demand automated conferencing services, operator-assisted services for complex audio conferences or large events, web conferencing services that allow clients to make presentations and share applications and documents over the Internet, video conferencing applications that allow clients to experience real-time video presentations and conferences and streaming services to connect remote employees and host virtual events.

— Alerts & Notifications Services. Our solutions leverage our proprietary technology platforms to allow clients to manage and deliver automated personalized communications quickly and through multiple delivery channels (voice, text messaging, email and fax). For example, we deliver patient notifications and appointment reminders on behalf of our healthcare clients (medical and dental practices, hospitals and pharmacies) provide travelers with flight arrival and departure updates on behalf of our transportation clients and transmit emergency evacuation notices on behalf of municipalities. Our platform also enables two-way communications that allow the recipients of a message to respond with relevant information to our clients.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Communication Services

— Automated Services

— Emergency Communications Services. We believe we are the largest provider of emergency communications infrastructure systems and services, based on our own estimates of the number of 9-1-1 calls that we and other participants in the industry facilitated. Our solutions are critical in facilitating public safety agencies’ ability to coordinate responses to emergency events. We provide the network database solution that routes emergency calls to the appropriate 9-1-1 centers and allows the appropriate first responders (police, fire, ambulance) to be assigned to those calls. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ local telephone bills. We also provide fully-integrated desktop communications technology solutions to public safety agencies that enable enhanced 9-1-1 call handling.

— Automated Customer Service. Over the last 20 years we believe we have developed a best-in-class suite of automated voice-oriented solutions. Our solutions allow our clients to effectively communicate with their customers through inbound and outbound interactive voice response (IVR) applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our automated services technology platforms serve as the backbone of our telephony management capabilities and our scale and operational flexibility have helped us launch and grow other key services, such as conferencing, alerts and notifications and West at Home.

— Agent-Based Services. We provide our clients with large-scale, agent-based services, including inbound customer care, customer acquisition and retention, business-to-business sales and account management, overpayment identification and recovery services, and collection of receivables on behalf of our clients. We have a flexible model with both on-shore and off-shore capabilities to fit our clients’ needs. We believe that we are known in the industry as a premium provider of these services, and we seek opportunities with clients for whom our services can add value while maintaining attractive margins for us. Our West at Home agent service is a remote call handling model that uses employees who work out of their homes. This service has a distinct advantage over traditional facility-based call center solutions by attracting higher quality agents. This model helps enhance our cost structure and significantly reduces our capital requirements.

Recapitalization: On October 24, 2006, we completed a recapitalization (the “recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between West Corporation and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing West Corporation. Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded securities were cancelled in exchange for cash. The recapitalization was accounted for as a leveraged recapitalization, whereby the historical bases of our assets and liabilities were maintained. In October 2006, we financed the recapitalization with equity contributions from the Sponsors, and the rollover of a portion of the equity interests in the Company held by Gary and Mary West, the founders of the registrant (“the Founders”), and certain members of management, along with a $2.1 billion senior secured term loan facility, a senior secured revolving credit facility providing financing of up to $250.0 million and the private placement of $650.0 million aggregate principal amount of 9.5% senior notes due 2014 and $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Basis of Consolidation: The consolidated financial statements include our accounts and the accounts of our wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: In our Unified Communications segment, our services are generally billed and recognized on a per message, per minute basis or per seat for web services. Our Communication Services segment recognizes revenue for automated and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, clients are generally progress-billed prior to the completion of the installation and these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract or the expected life of the client relationship, whichever is longer. Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. In compliance with Accounting Standards Codification Topic 310 (“Receivables”) (“ASC 310”), we account for our investments in receivable portfolios using either the level-yield method or the cost recovery method. During 2008 and 2009, we began using the cost recovery method for portfolios where the amounts and timing of cash collections could not be reasonably estimated.

Cost of Services: Cost of services includes labor, sales commissions, telephone and other expenses directly related to service activities.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consist of expenses that support the ongoing operation of our business. These expenses include costs related to division management, facilities costs, equipment depreciation and maintenance, amortization of finite-lived intangible assets, sales and marketing activities, client support services, bad debt expense and corporate management costs.

Other Income (Expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, the aggregate gain (loss) on debt transactions denominated in currencies other than the functional currency, sub-lease rental income and interest income from short-term investments.

Cash and Cash Equivalents: We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Trust and Restricted Cash: Trust cash represents cash collected on behalf of our clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients. Restricted cash primarily represents cash held as collateral for certain letters of credit.

Financial Instruments: Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values.

Accounts Receivable: Accounts receivable from customers is presented net of an allowance for doubtful accounts of approximately $11.8 million and $12.4 million at December 31, 2009 and 2008, respectively.

Property and Equipment: Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets or remaining lease terms, whichever is shorter, and is calculated on the straight-line method. Our owned buildings have estimated useful lives ranging from 20 to 39 years and the majority of the other assets have estimated useful lives of three to five years. We review property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset “held-for-use” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its fair value. An asset “held-for-sale” is reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and Intangible Assets: Goodwill at December 31, 2009 and 2008 was $1,665.6 million and $1,642.9 million, respectively. Intangible assets at December 31, 2009 and 2008, net of accumulated amortization, were $350.7 million and $405.0 million, respectively. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis. In accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, Goodwill and Other Intangible Assets), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2009, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the discounted cash flow methodology. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

On January 1, 2009, we adopted SFAS No. 141 (Revised 2007) Business Combinations (“ASC 350”). Under ASC 350, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at fair value on the acquisition date, with limited exceptions. ASC 350 also changed the accounting treatment and disclosure for certain specific items in a business combination. ASC 350 applies to us prospectively for business combinations occurring on or after January 1, 2009.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Our indefinite-lived intangible assets consist of trade names and their values are assessed separately from goodwill in connection with our annual impairment testing. This assessment is made using the relief-from royalty method, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate.

Our finite-lived intangible assets are amortized over their estimated useful lives. In accordance with Accounting Standards Codification Topic 360, Property, Plant and Equipment (“ASC 360”) (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets), our finite-lived intangible assets are tested for recoverability whenever events or changes in circumstances such as reductions in demand or significant economic slowdowns are present on intangible assets used in operations that may indicate the carrying amount is not recoverable. Reviews are performed to determine whether the carrying value of an asset is recoverable, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that the carrying value is not recoverable, the impaired asset is written down to fair value.

Other Assets: Other assets primarily include the unamortized balance of debt acquisition costs, assets held in non-qualified deferred compensation plans, and the unamortized balance of internally developed capitalized software and licensing agreements. The assets held in the non-qualified deferred compensation plans represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification Topic 320, Investments—Debt and Equity Securities (“ASC 320”) (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), considering the employee’s ability to change the investment allocation of their deferred compensation at any time. These investments are reported at fair value with unrealized gains and (losses) of $3.9 million, ($4.9) million and $0.1 million for the years ended December 31, 2009, 2008, and 2007, respectively, recognized currently within other income. The underlying obligation, recorded in other liabilities, is likewise reported at the investments’ fair value with adjustments recognized currently within compensation expense. Both the investments and the obligations are classified as non-current.

Income Taxes: We file a consolidated United States income tax return. We use an asset and liability approach for the financial reporting of income taxes in accordance with Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”), (formerly SFAS No. 109, Accounting for Income Taxes). Deferred income taxes arise from temporary differences between financial and tax reporting. Income tax expense has been provided on the portion of foreign source income that we have determined will be repatriated to the United States. On January 1, 2007, we adopted ASC 740, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that uncertain tax positions are evaluated in a two-step process, whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

Other Long-Term Liabilities: Other long-term liabilities primarily include liabilities held in non-qualified deferred compensation plans, FIN 48 liabilities, the non-current portion of hedge liabilities and non-current deferred revenue.

Other Comprehensive Income (Loss): Comprehensive income (loss) is composed of unrealized gains or losses on foreign currency translation adjustments arising from changes in exchange rates of our foreign

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

subsidiaries. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of other comprehensive income (loss). The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are the only components of other comprehensive income (loss).

Stock Based Compensation: In accordance with Accounting Standards Codification Topic 718 Compensation—Stock Compensation (“ASC 718”) (formerly SFAS No. 123 (revised 2004), Share-Based Payment, we are required to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Noncontrolling Interest: Our portfolio receivable lender owns a non-controlling interest in one of our portfolio receivable subsidiaries. As a result of the settlement reached in the fourth quarter of 2009 in the CFSC Capital Corp. XXXIV and CVI GVF Finco, LLC v. West Receivable Services Inc. et al. litigation, the Company terminated its relationship with two portfolio lenders and has one remaining portfolio receivable lender at December 31, 2009. Effective January 1, 2009, we adopted Accounting Standards Codification 810 Consolidation (“ASC 810”). ASC 810 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of ASC 810 required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the stockholders’ section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. As ASC 810 required retrospective adoption, in this annual report the consolidated balance sheet for the year ended December 31, 2008 and the consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the years ended December 31, 2008, and 2007 have been revised to reflect the reclassification of the non-controlling interests.

Common Stock: Our equity investors (i.e., the Sponsors, the Founders and certain members of management) own a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share per strip). Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

•

Class L shares: Each Class L share is entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% internal rate of return (“IRR”) on that base amount, compounded quarterly, from the date of the recapitalization until the priority return preference is paid in full. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares.

•	Class A shares: Class A shares participate in the equity appreciation after the Class L priority return is satisfied.

•	Voting: Each share (whether Class A or Class L) is entitled to one vote per share on all matters on which stockholders vote, subject to Delaware law regarding class voting rights.

•

Distributions: Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, are to be paid as follows. First, holders of Class L shares are entitled to receive an amount equal to the Class L base amount of $90 per share plus an amount sufficient to generate a 12% IRR on that base amount, compounded quarterly, from the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

closing date of the recapitalization to the date of payment. Second, after payment of this priority return to Class L holders, the holders of Class A shares and Class L shares participate together, as a single class, in any and all distributions by the Company.

•

Conversion of Class L shares: Class L shares automatically convert into Class A shares prior to an initial public offering (“IPO”). Also, the board of directors may elect to cause all Class L shares to be converted into Class A shares in connection with a transfer (by stock sale, merger or otherwise) of a majority of all common stock to a third party (other than to Thomas H. Lee Partners, LP and its affiliates). In the case of any such conversion (whether at an IPO or sale), if any unpaid Class L priority return (base $90/share plus accrued 12% IRR) remains unpaid at the time of conversion it will be “paid” in additional Class A shares valued at the deal price (in case of IPO, at the IPO price net of underwriter’s discount); that is, each Class L share would convert into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which is the unpaid priority return on such Class L share and the denominator of which is the value of a Class A share at the time of conversion.

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with ASC 480-10-599, Classification and Measurement of Redeemable Securities. At December 31, 2009 and 2008, the 12% priority return preference has been accreted and included in the Class L share balance.

In accordance with ASC 470-20-30 (formerly EITF Issue 98-5), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-30”), the Company determined that the conversion feature in the Class L shares is in-the-money at the date of issuance and therefore represents a beneficial conversion feature. Under ASC 470-20-30, $12.2 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Class L shares was allocated to additional paid-in capital, consistent with the classification of the Class A shares, creating a discount on the Class L shares. Because the Class L shares have no stated redemption date and the beneficial conversion feature is not considered to be contingent under ASC 470-20-30, but can be realized immediately, the discount resulting from the allocation of value to the beneficial conversion feature is required to be recognized immediately as a return to the Class L stockholders analogous to a dividend. As no retained earnings are available to pay this dividend at the date of issuance, the dividend is charged against additional paid-in capital resulting in no net impact.

Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders equity and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Recent Accounting Pronouncements: We adopted the provisions of the FASB Statement on Generally Accepted Accounting Principles (“GAAP”) relating to the FASB Accounting Standards Codification (“Codification”) on September 30, 2009. This Statement establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued Accounting Standards Codification 855 Subsequent Events (“ASC 855”). ASC 855 establishes the standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 went into effect for interim or annual periods ending after June 15, 2009. In accordance with the provisions of ASC 855, we have evaluated subsequent events through February 12, 2010. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

In June 2009, the FASB updated ASC Topic 860, Transfers and Servicing, which significantly changes the accounting for transfers of financial assets and will be effective January 1, 2010. The update to ASC 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. We are currently assessing the potential impact of adopting this new accounting guidance.

In September 2009, the Emerging Issues Task Force issued guidance relating to revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011, and we are currently assessing the impact this guidance will have on our financial statements.

2.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables. On August 28, 2009, West entered into an accounts receivable sales facility. Under this facility, West Receivables LLC, a consolidated wholly-owned, bankruptcy-remote subsidiary, can sell undivided interests in its accounts receivable for cash to one or more financial institutions (the funding entities).

The maximum amount currently available under the program to West Receivables LLC is $125.0 million. As of December 31, 2009, the program was unfunded. The activity of West Receivables LLC qualified as a sale of accounts receivable under GAAP in 2009. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The current program is subject to renewal in August 2012.

All new trade receivables under the program generated by the West subsidiaries originating the accounts receivable (“originators”) are continuously contributed to or sold to West Receivables LLC through West Receivables Holdings LLC, another consolidated subsidiary of West. Sales are paid for with the proceeds from collections of receivables previously purchased and/or proceeds from the sale of undivided interests in the receivables. West Receivables Holdings LLC issues equity interests to the originators in exchange for accounts

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

receivable, less a discount. West Receivables Holdings LLC sells the accounts receivable to West Receivables LLC in exchange for cash, or contributes the accounts receivable for additional equity interests in West Receivables LLC. West Receivables LLC can then sell undivided interests in the accounts receivable for cash.

The discount from face amount on the purchase of receivables principally funds program fees paid by West Receivables LLC to the funding entities. The discount also funds a servicing fee paid by West Receivables LLC to the originators. The incremental program fees for 2009, included with losses on sale of the receivables which typically consist of yield costs on the underlying financing, totaled $3.2 million, which included one-time transaction costs of $2.6 million. These fees represent essentially all the net incremental costs of the program to West Receivables LLC and are reported in non-operating other income (expense) as loss on sale of receivables.

The program contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure by West Receivables LLC to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events and failure by West Receivables LLC to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those required under our senior secured credit facility.

3.	MERGERS AND ACQUISITIONS

Stream57

On December 31, 2009, we completed the acquisition of the assets of Stream57, LLC, a New York, New York based global provider of web event services, also known as webcasts or webinars. The purchase price was approximately $28.2 million and was funded by cash on hand and partial use of our senior secured revolving credit facility. The assets acquired and liabilities assumed, including intangible assets and liabilities, are included in our December 31, 2009 consolidated balance sheet. The results of Stream57, LLC will be included in the operating results of the Unified Communications segment beginning January 1, 2010.

The following table summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at December 31, 2009. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships. We are in the process of completing the valuation of certain intangible assets and acquisition accounting allocation, therefore the information presented with respect to the acquisition is subject to adjustments.

(Amounts in thousands) December 31, 2009
Working Capital	$738
Property and equipment	355
Intangible assets	7,370
Goodwill	19,812

Total assets acquired	28,275

Non-current deferred taxes	111

Total liabilities assumed	111

Net assets acquired	$28,164

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Positron

On November 21, 2008, we closed the acquisition of the holding company of Positron Public Safety Systems, Inc. (“Positron”). The purchase price including transaction costs, net of (a) cash received of $2.0 million, (b) a working capital adjustment of $8.6 million and (c) cash received of $2.3 million for the disposal of the computer-aided dispatching business unit, was approximately $155.0 million in cash. We funded the acquisition with cash on hand. The results of Positron’s operations have been included in our consolidated financial statements in the Communication Services segment since November 21, 2008.

Positron offers premise-based public safety solutions that enable Enhanced 911 call handling, computer-aided dispatching, mapping, automated vehicle location and radio communications capabilities to allow public safety agencies to better coordinate responses to emergency events.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at November 21, 2008. The finite lived intangible assets are comprised of trade names, customer relationships and technology. The purchase price allocation was based on the use of cost, market, and income approaches and was completed during the fourth quarter of 2009.

(Amounts in thousands) November 21, 2008
Cash	$1,954
Other current assets	35,483
Property and equipment	4,512
Other assets	43
Intangible assets	35,900
Goodwill	132,431

Total assets acquired	210,323

Current liabilities	8,204
Other liabilities	42,317
Non-current deferred taxes	2,895

Total liabilities assumed	53,416

Net assets acquired	$156,907

Genesys

On May 22, 2008, we closed the acquisition of Genesys SA (“Genesys”), a global conferencing service provider. At June 30, 2008, our ownership in Genesys was approximately 96.6%. In the third quarter of 2008, we acquired the remaining minority issued and outstanding shares and stock options of Genesys. Total acquisition

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

The finite lived intangible assets are comprised of trade names, customer relationships and technology.

(Amounts in thousands) May 22, 2008
Cash	$7,451
Other current assets	53,347
Property and equipment	26,661
Deferred tax asset	15,250
Other assets	1,890
Intangible assets	118,171
Goodwill	176,249

Total assets acquired	399,019

Current liabilities	76,741
Other liabilities	559
Minority interest	2,213

Total liabilities assumed	79,513

Net assets acquired	$319,506

HBF

On April 1, 2008, West Corporation completed the acquisition of all the outstanding shares of HBF Communications Inc. (“HBF”), an Austin, Texas based company that provides emergency communication solutions to telecommunication providers and public safety organizations. The purchase price including transactions costs, net of cash received of $0.2 million, was approximately $19.0 million and was funded by cash on hand. Finite lived intangible assets of customer relationships, technology and a non-competition agreement totaling $5.9 million were assigned in the purchase price allocation as well as $17.2 million in related goodwill. The purchase allocation was based on the use of the cost, market and income approaches and was completed in 2008.

The results of HBF’s operations have been included in our consolidated financial statements in the Communication Services segment since April 1, 2008.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Assuming the acquisitions of Stream57, Corvent, Positron, Genesys and HBF occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the years ended December 31, 2009 and 2008 would have been, in thousands, as follows:

	2009	2008
Revenue	$2,385,114	$2,422,799
Net Income (Loss)—West Corporation	$86,290	$10,119
Earnings per common L share—basic	$17.45	$12.78
Earnings per common L share—diluted	$16.67	$12.24
Earnings per common A share—basic	$(1.00)	$(1.33)
Earnings per common A share—diluted	$(1.00)	$(1.33)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2009 and 2008, in thousands:

	Unified Communications	Communication Services	Consolidated
Balance at January 1, 2008	$664,132	$665,846	$1,329,978
Acquisitions	169,429	160,637	330,066
Purchase accounting adjustments	2,545	(4,392)	(1,847)
Foreign currency translation adjustment	(15,340)	—	(15,340)

Balance at December 31, 2008	820,766	822,091	1,642,857
Acquisitions	23,106	—	23,106
Purchase accounting adjustments	6,821	(10,988)	(4,167)
Foreign currency translation adjustment	3,773	—	3,773

Balance at December 31, 2009	$854,466	$811,103	$1,665,569

The excess of the acquisition cost over the fair value of the assets acquired and liabilities assumed for the purchase of Stream57, LLC assets was assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process in 2010. Goodwill recognized for Stream57, LLC at December 31, 2009 is approximately $19.8 million.

During 2009, in accordance with the applicable purchase agreement, we received an $8.6 million working capital adjustment for the Positron acquisition. We also received $2.3 million for the disposal of the computer-aided dispatching product line and removed the associated assets and liabilities.

During 2009 we completed the purchase price allocation for the Positron acquisition. The results of the valuation of certain intangible assets required $6.4 million to be allocated to finite-lived intangible assets and a corresponding decrease to goodwill and an increase in deferred taxes from what was previously estimated. Also, as a result of completing the purchase price allocation, the estimated useful economic lives of the finite lived intangible assets were finalized.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

During 2009 we completed the purchase price allocation for the Genesys acquisition. The results required no change to the finite lived intangible assets. Goodwill was increased by $6.8 million for additional liabilities recognized and transaction costs incurred.

Our annual impairment testing of goodwill was performed during the fourth quarter of 2009. We were not required to perform a second step analysis for the year ended December 31, 2009, as the fair value of each of our reporting units as calculated during the step one analysis exceeded the carrying value. Therefore, it was determined that goodwill was not impaired.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in the recognition of goodwill, deductible for tax purposes, for the purchase of Stream57, LLC included expansion of our presence in event audio and video streaming as well as Stream57, LLC’s potential in a large and growing market and cost savings opportunities.

Factors that contributed to a purchase price resulting in the recognition of goodwill, deductible for tax purposes, for the purchase of Corvent included expansion of our presence in event management and unified communications consulting and cost savings opportunities.

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of Positron included its position in a growing market and vertical expansion in the emergency communication infrastructure.

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of Genesys included its system synergies in the Unified Communications segment, the expansion of our global presence and margin expansion opportunities due to additional scale and cost savings opportunities.

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of HBF included expansion of our public safety presence within the wireless and Voice-over-Internet Protocol (VoIP) market and margin expansion opportunities due to additional scale and cost savings opportunities.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

	As of December 31, 2009			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$473,301	$(247,927)	$225,374	9.0
Technology & Patents	95,909	(35,060)	60,849	10.5
Trade names	59,966	—	59,966	Indefinite
Trade names (finite lived)	9,090	(6,101)	2,989	5.4
Other intangible assets	10,588	(9,044)	1,544	5.6

Total	$648,854	$(298,132)	$350,722

	As of December 31, 2008			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$466,884	$(190,177)	$276,707	9.0
Technology & Patents	84,808	(26,695)	58,113	10.7
Trade names	64,285	—	64,285	Indefinite
Trade names (finite lived)	8,360	(4,369)	3,991	5.5
Other intangible assets	9,924	(7,990)	1,934	5.7

Total	$634,261	$(229,231)	$405,030

Amortization expense for finite lived intangible assets was $70.1 million, $73.4 million and $66.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense in millions for the next five years for the intangible assets acquired in all acquisitions completed by us on or prior to December 31, 2009 is as follows:

2010	$59.2
2011	$47.9
2012	$40.0
2013	$35.0
2014	$28.5

The trade name intangible asset for six acquisitions (InterCall and ConferenceCall.com in 2003, Intrado and InPulse in 2006, TeleVox in 2007 and Positron in 2008) were determined to have an indefinite life based on management’s current intentions. If factors were to change that would indicate the need to assign a definite life to these assets, we will do so and will commence amortization. During the fourth quarter of 2009, we performed our annual impairment analysis for these trade names using the relief-from-royalty methodology. As a result of this testing, we recorded a $1.9 million impairment on the InPulse trade name which represented the difference between its estimated fair value at testing date and its $3.2 million carrying value. No other trade names were determined to be impaired during the year.

The amount of finite-lived intangible assets recognized in the Stream57, LLC asset acquisition is approximately $7.4 million, and is comprised of client relationships, non-competition agreements, trade names

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

and technology. These finite-lived intangible assets are being amortized over four to fourteen years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the Stream57 finite-lived intangible assets was zero in 2009, as the acquisition occurred on December 31, 2009.

The amount of other indefinite and finite-lived intangible assets recognized in the Positron acquisition is approximately $31.9 million, net of amortization, and is comprised of client relationships, trade names and technology. The finite-lived intangible assets are being amortized over seven to fourteen years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the Positron finite-lived intangible assets was approximately $3.7 million and $0.3 million in 2009 and 2008, respectively.

The amount of other finite-lived intangible assets recognized in the Genesys acquisition is approximately $71.3 million, net of amortization, and is comprised of trade names, customer relationships and technology. These finite-lived intangible assets are being amortized over two to nine years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the Genesys finite-lived intangible assets was approximately $19.6 million and $18.5 million in 2009 and 2008, respectively.

The amount of other finite-lived intangible assets recognized in the HBF acquisition is approximately $3.6 million, net of amortization, and is comprised of a non-compete agreement, client relationships and technology. These finite-lived intangible assets are being amortized over two to seven years based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for the HBF finite-lived intangible assets was approximately $1.2 million and $1.0 million in 2009 and 2008, respectively.

Below is a summary of other intangible assets, at acquired cost, by reporting segment, in thousands:

	Unified Communications	Communication Services	Corporate	Consolidated
As of December 31, 2009
Client relationships	$262,104	$211,197	$—	$473,301
Technology & Patents	33,843	61,673	393	95,909
Trade names	37,474	31,582	—	69,056
Other intangible assets	4,863	5,725	—	10,588

Total	$338,284	$310,177	$393	$648,854

As of December 31, 2008
Client relationships	$256,787	$210,097	$—	$466,884
Technology & Patents	30,454	53,973	381	84,808
Trade names	36,744	35,901	—	72,645
Other intangible assets	4,199	5,725	—	9,924

Total	$328,184	$305,696	$381	$634,261

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

5.	PORTFOLIO RECEIVABLES

Changes in purchased receivable portfolios for the years ended December 31, 2009 and 2008, respectively, in thousands, were as follows:

	2009	2008
Beginning of period	$132,746	$210,142
Purchases, net of putbacks	1,722	45,403
Recoveries, including portfolio sales of $8,664 and $17,881	(82,378)	(171,612)
Settlements	(56,182)	—
Revenue recognized	43,295	125,218
Portfolio allowances	(25,464)	(76,405)

Balance at end of period	13,739	132,746
Less: current portion	(7,973)	(64,204)

Portfolio receivables, net of current portion	$5,766	$68,542

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $11.8 million and $63.3 million at December 31, 2009 and 2008, respectively. Under the cost recovery method of accounting, no income is recognized until the purchase price of a cost recovery portfolio has been fully recovered.

During 2009 and 2008, we recorded reductions in revenue of $25.5 million and $76.4 million, respectively, as an allowance for impairment of purchased accounts receivable. These impairments were due to reduced liquidation rates and reduced future collection estimates on existing portfolios. The valuation allowance was calculated in accordance with ASC 310, which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	2009	2008
Balance at beginning of period	$78,940	$2,535
Additions	25,464	76,405
Recoveries	—	—
Settlements	(82,417)	—

Balance at end of period	$21,987	$78,940

During the fourth quarter of 2009 a settlement was reached in the CFSC Capital Corp. XXXIV and CVI GVF Finco, LLC v. West Receivable Services Inc. et al. litigation. As a result of the settlement, we purchased CFSC Capital Corp. XXXIV’s interest in a majority-owned subsidiary (“WAP I”). We also abandoned our interest in a second majority-owned subsidiary (“WAP II”). All related lawsuits, claims and counterclaims between the parties were dismissed with prejudice and on the merits as provided for under the terms of the settlement. As a result of the settlement, the portfolio receivables decreased by $48.7 million, net of reserves of $78.2 million. Also, the non-recourse portfolio notes payable, noncontrolling interest, cash and accrued expenses decreased by $49.1 million, $2.2 million, $3.5 million and $0.9 million, respectively. Also during 2009, we disposed of health care portfolio notes receivable of $7.5 million, net of reserves of $4.2 million and the associated non-recourse notes payable of $7.5 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, in thousands, consisted of the following:

	December 31,
	2009	2008
Land and improvements	$7,417	$7,373
Buildings	97,404	95,489
Telephone and computer equipment	708,889	630,349
Office furniture and equipment	68,647	67,007
Leasehold improvements	105,327	89,406
Construction in progress	36,321	28,764

	$1,024,005	$918,388

We lease certain land, buildings and equipment under operating leases which expire at varying dates through December 2021. Rent expense on operating leases was approximately $53.3 million, $50.4 million and $41.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, exclusive of related-party lease expense. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, in thousands, are as follows:

	Non-Related Party Operating Leases	Related- Party Operating Lease	Total Operating Leases
Year Ending December 31,
2010	34,905	731	35,636
2011	27,992	731	28,723
2012	20,037	731	20,768
2013	12,364	731	13,095
2014	8,822	487	9,309
2015 and thereafter	35,814	—	35,814

Total minimum obligations	$139,934	$3,411	$143,345

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	December 31, 2009	December 31, 2008
Deferred revenue and customer deposits	$54,530	$68,248
Accrued other taxes (non-income related)	54,321	37,762
Accrued wages	44,698	79,390
Interest payable	25,966	36,084
Accrued phone	23,525	18,678
Accrued employee benefit costs	19,987	15,845
Interest rate hedge position	16,421	24,930
Accrued settlements	2,175	20,479
Other current liabilities	37,071	42,506

	$278,694	$343,922

8.	PORTFOLIO NOTES PAYABLE

Our portfolio notes payable, in thousands, consisted of the following as of:

	December 31, 2009	December 31, 2008
Non-recourse portfolio notes payable	$685	$88,477
Less current maturities	(685)	(77,308)

Portfolio notes payable, net of current portion	$—	$11,169

We historically maintained through majority-owned subsidiaries (“WAP I” and “WAP II”) receivables management asset financing facilities with affiliates of Cargill, Inc. and CarVal Investors, LLC (the “Portfolio Lenders”). Each Portfolio Lender was a minority interest holder in the applicable majority-owned subsidiary. Pursuant to these agreements, we borrowed up to 85% of the purchase price of each receivables portfolio purchased from the lender and funded the remaining purchase price. Interest generally accrued on the outstanding debt at a variable rate of 2.75% over prime. The debt was non-recourse to West and was collateralized by all of the assets of the applicable majority-owned subsidiary including receivable portfolios within a loan series. Each loan series contained a group of portfolio asset pools that had an aggregate original principal amount of approximately $20.0 million. These notes matured 24 to 30 months from the date of origination. At December 31, 2009, we had $0.0 million of non-recourse portfolio notes payable outstanding under these facilities, compared to $85.7 million outstanding at December 31, 2008.

During the fourth quarter of 2009 a settlement was reached in the CFSC Capital Corp. XXXIV and CVI GVF Finco, LLC v. West Receivable Services Inc. et al. litigation. As a result of the settlement, we purchased CFSC Capital Corp. XXXIV’s interest in WAP I. We also abandoned our interest in WAP II. All related lawsuits, claims and counterclaims between the parties were dismissed with prejudice and on the merits under the terms of the settlement. As a result of the settlement, the portfolio notes payable of $49.1 million at October 2, 2009, were extinguished as we were legally released from our obligation.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

On April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% of the purchase price of selected receivables portfolios. Interest generally accrued on the outstanding debt at a fixed rate of 8.5%. The amended and restated agreements continue the facility executed as of May 21, 2008, which expired by its terms on December 31, 2008. The debt is non-recourse to West and is collateralized by all of the assets of West Receivables Purchasing, LLC (“West Receivables”), the applicable majority-owned subsidiary, including receivable portfolios within a loan series. These notes mature 24 months from the date of origination. At December 31, 2009, we had $0.7 million outstanding under the West Receivables credit agreement at a blended interest rate of 7.06% compared to $2.8 million outstanding at December 31, 2008 at a blended rate of 7.5%.

In connection with the renewal of the May 21, 2008 facility, West and TOGM entered into an amended and restated operating agreement pursuant to which the members share in the profits of the portfolio after collection expenses and the repayment of principal and interest in proportion to their respective membership interests. West provides all necessary services to West Receivables, including collection of the receivables pursuant to a servicing agreement. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

Interest expense on all portfolio notes payable in 2009, 2008 and 2007 was $3.2 million, $8.4 million and $11.1 million, respectively.

9.	RELATED PARTIES

Management Services

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to the management services agreement entered into in connection with the consummation of the recapitalization. The fees for services and expenses were $4.2 million, $4.2 million and $4.1 million in 2009, 2008 and 2007, respectively. On October 2, 2009, the Company filed a Registration Statement on Form S-1 (Registration No. 333-162292) with the Securities Exchange Commission. Upon successful completion of the proposed offering, the contract for management services with the affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC would be terminated. The early termination of this agreement will require a payment of an amount equal to the net present value (using a discount rate equal to the then prevailing yield on the U.S. Treasury Securities of like maturity) of the $4.0 million annual management fee that would have been payable under the management services agreement from the date of completion of the offering until the seventh anniversary of such offering, such fee to be due and payable at the closing of the offering.

Lease

We lease certain office space owned by a partnership whose partners own approximately 22% of our common stock at December 31, 2009. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2009, 2008 and 2007. The lease expires in 2014.

Portfolio Receivable Financing

As discussed in Note 8, Portfolio Notes Payable, on April 30, 2009, we entered into a series of amended and restated agreements with TOGM, LLC (“TOGM”) pursuant to which TOGM would finance up to 70% (previously 80% pursuant to an earlier agreement) of the purchase price of selected receivables portfolios. TOGM’s shareholders are Mary and Gary West who collectively own approximately 22% of West Corporation.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

10.	LONG-TERM OBLIGATIONS

Long-term obligations, in thousands, consisted of the following as of:

	December 31, 2009	December 31, 2008
Senior Secured Term Loan Facility, due 2013	$1,465,263	$2,485,432
Senior Secured Term Loan Facility, due 2016	994,885	—
Senior Secured Revolving Credit, due 2012	72,931	224,043
Multi currency revolving credit facility, due 2011	—	48,175
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000
8.5% Mortgage Note, due 2011	164	—

	3,633,243	3,857,650

Less: current maturities	(25,371)	(25,283)

Long-term obligations	$3,607,872	$3,832,367

Interest expense during 2009, 2008 and 2007 on these long-term obligations was approximately $250.8 million, $298.9 million and $307.6 million, respectively.

Future maturities of long-term debt, in thousands, at December 31, 2009 were:

Year	Amount
2010	$25,371
2011	$25,359
2012	$98,215
2013	$1,430,334
2014	$660,230
Thereafter	$1,393,734

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with balloon payments on October 24, 2013 and July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) of approximately $1,408.8 million and $928.4 million, respectively. Pricing of the senior secured term loan facility, due 2013, is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at December 31, 2009), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at December 31, 2009). The interest rate margins for the senior secured term loans due 2016 are based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of December 31, 2009, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of December 31, 2009, base rate plus 2.875%), except for the $134.0 million term loan expansion. Loans made under the $134.0 million term loan expansion are priced at LIBOR (subject to a 3.5% floor) plus 5.0% for LIBOR rate loans and base rate plus 4.0% (which was 7.25% as of December 31, 2009) for base rate loans. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2009 and 2008 were 5.25% and 6.56%, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio. The grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at December 31, 2009), and the margin ranges from 0.75% to 1.50% for base rate loans (base rate plus 1.0% at December 31, 2009). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the revolving credit facility during 2009 and 2008 was $169.9 million and $63.0 million, respectively. The highest balance outstanding on the revolving credit facility during 2009 and 2008 was $224.0 million.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, material judgments, the invalidity of material provisions of the documentation with respect to the senior secured credit facilities, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of the Company’s subordinated debt and a change of control of the Company. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take certain actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $304.8 million including the aggregate amount of $73.8 million of principal payments previously made in respect of the term loan facility. The availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

First Amendment

In February 2007, we amended the senior secured term loan facility. The general terms of the amendment included interest rate repricing based on our debt rating and expansion of the loan facility by $165.0 million to $2,265.0 million.

Second Amendment

In May 2007, West Corporation, Omnium Worldwide, Inc., a subsidiary of West (“Omnium”), as borrower and guarantor, and Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement, dated as of October 24, 2006, by and among West, Lehman Commercial Paper, Inc., as initial administrative agent and the various lenders party thereto, as lenders, as previously amended (as so and thereafter amended, the “Credit Agreement”). The general terms of the Second Amendment included an incremental $135.0 million tranche of the senior secured term loan facility. After the incremental borrowing, the aggregate loan facility was $2,400.0 million. In connection with the Second Amendment, Omnium delivered a Supplement to the Guaranty Agreement, dated as of October 24, 2006, and a Supplement to the Security Agreement, dated as of October 24, 2006, which supplements work to, among other things, include Omnium as a guarantor of the obligations and a grantor of a security interest, respectively, under the Credit Agreement.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Third Amendment

In May 2008, West and InterCall, Inc., a West subsidiary (“InterCall”), entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The terms of the Third Amendment include an expansion of the term loan credit facility by $134.0 million in incremental term loans. After the expansion of the term loan credit facility, the aggregate facility is $2,534.0 million. The pricing of this debt is Base Rate (as defined in the senior secured term loan facility) or LIBOR (with a floor of 3.5%) plus margin of 4.0% for Base Rate loans and 5.0% for LIBOR loans. The incremental term loan includes call protection for voluntary or mandatory prepayment or scheduled repayment during the first two years following the borrowing date (5.0% premium during the first year and 2.0% premium during the second year).

Fourth Amendment

On August 6, 2009, West, certain domestic subsidiaries of West, as borrowers and/or guarantors, Lehman Commercial Paper Inc (“LCPI”), as the current administrative agent, and Wachovia Bank, National Association (“Wachovia”), as successor agent, entered into Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement (the “Fourth Amendment”), amending the Credit Agreement. The Fourth Amendment provides for the resignation of LCPI as administrative agent and swing line lender under the Credit Agreement, the appointment of Wachovia as successor administrative agent and swing line lender, and modifications to the terms upon which such functions will be performed. In addition, the Fourth Amendment removed West Asset Management, Inc. (“WAM”) as a subsidiary borrower and reallocated the designated amount deemed to have been borrowed by WAM to West. The Fourth Amendment did not change WAM’s status as a guarantor of the obligations under the Credit Agreement. Debt issuance costs for the Fourth Amendment were approximately $0.3 million.

Fifth Amendment

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

In connection with the execution of the Fifth Amendment, West extended the maturity date for $1.0 billion of its existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) and the interest rate margins of such extended term loans have been increased. The interest rate margins for the extended term loans are based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of December 31, 2009, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of December 31, 2009, base rate plus 2.875%). Debt issuance costs for the Fifth Amendment were approximately $7.7 million.

Multicurrency revolving credit facility

In May 2008, InterCall Conferencing Services Limited, a foreign subsidiary of InterCall (“ICSL”), entered into a $75.0 million multicurrency revolving credit facility to partially finance the acquisition of Genesys, related

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

fees and expenses and for general corporate purposes. The credit facility is secured by substantially all of the assets of ICSL and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.0% to 2.75% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)) (subject to an upward adjustment of up to 0.5% in connection with the syndication of the facility). In September 2008, the agreement was amended to increase the margin by 0.375%, as permitted based on market conditions, increasing the margin range to 2.375% to 3.125%. The margin at December 31, 2008 was 2.75%. This facility may rise above $75.0 million due to currency fluctuations and has pay down requirements to $75.0 million at specified interest reset dates. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

The outstanding balance of the multicurrency revolving credit facility at December 31, 2009 was $0.0 million, compared to $48.2 million at December 31, 2008. The average daily outstanding balance of the multicurrency revolving credit facility during 2009 was $30.3 million, compared to $63.7 million in 2008. The highest balance outstanding on the multicurrency revolving credit facility during 2009 was $48.2 million, compared to $76.5 million during 2008.

Senior Notes

The senior notes consist of $650.0 million aggregate principal amount of 9.5% senior notes due 2014. Interest is payable semiannually. The senior notes contain covenants limiting, among other things, the ability of the Company and the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Senior Subordinated Notes

The senior subordinated notes consist of $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016. Interest is payable semiannually. The senior subordinated indenture contains covenants limiting, among other things, the ability of the Company and the Company’s restricted subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

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

11.	HEDGING ACTIVITIES

Periodically, we have entered into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion under our outstanding senior secured term loan facility to fixed rate debt. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method.

In September and October 2008, the counterparty to two of our interest rate swaps, Lehman Brothers Special Financing Inc. (“LBSF”), and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings we concluded that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from June 30, 2008, the last time these hedges were determined to be effective, through their respective maturity dates, was recorded as interest expense. At June 30, 2008, the other comprehensive loss associated with one of these hedges was $3.3 million and was

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

reclassified into earnings over the remaining life of the hedge which matured on October 24, 2009. During 2009, $2.1 million of other comprehensive loss and $1.3 million of the related deferred income tax liability were reclassified and recorded as interest expense. During 2008, $1.2 million of other comprehensive loss and $0.8 million of the related deferred income tax liability were reclassified and recorded as interest expense. The change in fair value of these hedges during 2009 resulted in a $9.7 million reduction in interest expense. The change in fair value of these hedges during 2008 resulted in a $12.5 million increase in interest expense.

In August 2008, we entered into a one-year interest rate basis swap overlay to reduce interest expense by taking advantage of the risk premium between the one-month LIBOR and the three-month LIBOR. We placed the basis swap overlays on certain swaps entered into in October 2006 and August 2007. The basis swap overlay leaves the existing interest rate swaps intact and executes a basis swap whereby our three-month LIBOR payments on the basis swap are offset by the existing swap and we receive one-month LIBOR payments ranging from LIBOR plus 10.5 basis points to 12.75 basis points. The termination dates and notional amounts matched the interest rate swaps noted above. The initial measurement assessment of hedge effectiveness was performed using regression analysis. During 2009, the interest rate basis swaps matured. The change in fair value of these interest rate basis swap overlays during 2009 resulted in a $3.2 million reduction in interest expense. During 2008, the change in fair value of these interest rate basis swap overlays resulted in a $3.2 million increase in interest expense. These reductions and increases to interest expense represent the amount these basis swaps were determined to be ineffective. We experienced no ineffectiveness on any of our interest rate swaps during 2007.

During the first quarter of 2009, we entered into three eighteen-month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on these forward starting interest rate swaps ranges from 2.56% to 2.60%. The fair value of these forward starting interest rate swaps at December 31, 2009 resulted in a $5.3 million liability.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate and basis swaps	Accrued expenses	$11,535	Accrued expenses	$14,207
Interest rate swaps	Other long-term liabilities	8,726	Other long-term liabilities	24,470

		20,261		38,677
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	4,886	Accrued expenses	10,723
Interest rate swaps	Other long-term liabilities	3,257	Other long-term liabilities	7,009

Total derivatives		$28,404		$56,409

These cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At December 31, 2009, the notional amount of debt under interest rate swap agreements outstanding was $600.0 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following presents, in thousands, the impact of interest rate swaps on the consolidated statements of operations for 2009, 2008 and 2007, respectively.

Derivatives designated as hedging instruments	Amount of gain (loss) recognized in OCI for the years ended December 31,			Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the years ended December 31,
	2009	2008	2007	2009	2008	2007
Interest rate swaps	$9,373	$(15,352)	$(10,159)	$1,973	$(1,972)	$—

Total	$9,373	$(15,352)	$(10,159)	$1,973	$(1,972)	$—

Location of gain (loss) reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into net income for the years ended December 31,
	2009	2008	2007
Interest expense	$2,057	$1,234	$—

Total	$2,057	$1,234	$—

12.	INCOME TAXES

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2009	2008	2007
Current income tax expense:
Federal	$3,389	$4,058	$1,296
State	4,952	3,521	2,695
Foreign	20,247	30,598	11,740

	28,588	38,177	15,731

Deferred income tax expense (benefit):
Federal	6,946	(12,892)	(7,973)
State	595	(1,359)	(944)
Foreign	20,733	(12,195)	—

	28,274	(26,446)	(8,917)

Total income tax expense	$56,862	$11,731	$6,814

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
Non-deductible recapitalization expenses	0.0%	0.0%	4.3%
Valuation allowance addition (reversal)	0.0%	0.0%	-8.3%
State income taxes, net of Federal benefit	2.1%	7.8%	6.4%
Federal tax credits	-1.5%	-6.7%	-9.2%
Uncertain tax positions	0.8%	0.4%	5.5%
Non-deductible meals	0.3%	0.0%	0.0%
Effect of deferred tax rate change	0.0%	0.0%	8.8%
Noncontrolling interest in net income	-0.7%	2.5%	-19.5%
Other	2.4%	1.2%	1.6%

	38.4%	40.2%	24.6%

Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$147,288	$154,106
Accrued expenses	22,027	33,571
Benefit plans	11,375	7,609
Tax credits	8,365	15,587
Interest rate hedge activities	7,743	14,749
Reserves not currently deductible for tax purposes	4,804	4,406
Cost recovery	5,381	7,284
Allowance for doubtful accounts	2,558	2,846
Other	1,683	902

Gross deferred income tax assets	211,224	241,060

Less valuation allowance	(101,849)	(100,676)

Total deferred income tax assets	$109,375	$140,384

Deferred tax liabilities:
Acquired intangibles amortization	$120,960	$131,265
International earnings	29,355	7,412
Excess tax depreciation over financial depreciation	14,097	20,517
Prepaid expenses	4,204	4,927
Foreign currency translation	2,367	725

Total deferred tax liabilities	170,983	164,846

Net deferred tax liability	$61,608	$24,462

Deferred tax assets / liabilities included in the balance sheet are:
Deferred income tax asset—current	$35,356	$52,647
Deferred income tax liability—long-term	96,964	77,109

Net deferred income taxes	$61,608	$24,462

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

At December 31, 2009, the Company had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $385.1 million which resulted in a net deferred tax asset of $49.8 million which is available to reduce future taxes in the U.S., France and Canada. The NOL carryforwards are all attributable to acquired companies. In connection with the Positron acquisition, we assumed NOLs of approximately $24.2 million. The Positron NOL includes $7.5 million from the U.S. and $16.7 million from Canada. The valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, were $101.8 million at December 31, 2009 and $100.7 million at December 31, 2008. Use of the entire Genesys U.S. NOL carryforward is subject to limitations under Internal Revenue Code Section 382. Our valuation allowance decreased $1.2 million in 2009. We also have tax credit carryforwards of $8.4 million, related to general business credits that can be offset against federal income tax in future years. The general business credits can be carried forward for 20 years from the date of origin and begin expiring in 2023. Also included in the net long-term deferred tax liability are offsetting amounts, $9.8 million, relating to cancellation of indebtedness (income) and original issue discount (interest expense) related to the Fifth Amendment of the Credit Agreement entered into on August 28, 2009.

In 2009, 2008, and 2007, income tax benefits attributable to employee stock option transactions of $1.7 million, $0 million and $0 million, respectively were allocated to shareholders’ equity.

In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. The number of tax years that remain open and subject to tax audits varies depending upon the tax jurisdiction. Our major taxing jurisdictions include the U.S., United Kingdom and France. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. During 2009, the Company and the U.S. Internal Revenue Service (“IRS”) completed the audit for tax years 2005 and 2006, which was initiated by the IRS in the second quarter of 2008. At December 31, 2009, we believe the aggregate amount of any additional tax liabilities that may result from examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

The following summarizes the activity related to our unrecognized tax benefits recorded in accordance with ASC 740-10 in 2009 and 2008, in thousands:

Balance at January 1, 2008	$16,008
Increases for positions taken in current year	374
Increases for positions taken in prior years	997
Decrease due to settlements with taxing authorities	(1,668)
Expiration of the statute of limitations for the assessment of taxes	(313)

Balance at December 31, 2008	15,398
Increases for positions taken in current year	1,128
Increases for acquired entities and positions taken in prior years	1,847
Decrease due to settlements with taxing authorities	(433)

Balance at December 31, 2009	$17,940

The unrecognized tax benefits at December 31, 2009 included $13.1 million of tax benefits that, if recognized, would affect our effective tax rate. We recognize interest related to unrecognized tax benefits and penalties as income tax expense. During 2009 and 2008, we accrued approximately $1.0 million for interest and

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

$0.2 million of additional penalties related to these unrecognized tax benefits. At December 31, 2009, the aggregate recorded liability for interest and potential penalties was $5.9 million and $1.1 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

13.	FAIR VALUE DISCLOSURES

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan include mutual funds, invested in debt and equity securities, classified as trading securities in accordance with ASC 320, considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

	Fair Value Measurement at December 31, 2009 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$19,524	$19,524	$—	$—	$19,524

Total assets at fair value	$19,524	$19,524	$—	$—	$19,524

Liabilities
Interest rate swaps	$28,404	$—	$28,404	$—	$28,404

Total liabilities at fair value	$28,404	$—	$28,404	$—	$28,404

	Fair Value Measurement at December 31, 2008 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$10,765	$10,765	$—	$—	$10,765

Total assets at fair value	$10,765	$10,765	$—	$—	$10,765

Liabilities
Interest rate swaps	$56,409	$—	$56,409	$—	$56,409

Total liabilities at fair value	$56,409	$—	$56,409	$—	$56,409

The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at December 31, 2009 was approximately $3,495.7 million compared to the carrying amount of $3,560.1 million. The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at December 31, 2008 was approximately $2,132.6 million compared to the carrying amount of $3,585.4 million.

During 2009, we recorded a $1.9 million impairment of the InPulse trade name which represented the difference between the trade name’s fair value and the $3.2 million carrying value of the trade name. The fair value was estimated at testing date using a relief from royalty method, which is a Level 3 input.

14.	OFF—BALANCE SHEET ARRANGEMENTS

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of certain operating subsidiaries, primarily Intrado and Positron, are supported by performance bonds and letters of credit. These obligations will expire at various dates through September 2012 and are renewed as required. The outstanding commitments on these obligations at December 31, 2009 and 2008 were $16.9 million and $17.1 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

15.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plan

We have a multiple employer 401(k) plan, which covers substantially all employees twenty-one years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit, whichever is less, if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $7.5 million, $6.9 million and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, subject to the same limits and vesting terms as those of the 401(k) plan. Our total contributions under the plan for the years ended December 31, 2009, 2008 and 2007 were approximately $2.0 million, $1.8 million and $1.4 million, respectively. Assets under the Trust at December 31, 2009 and 2008 were $18.1 million and $9.6 million, respectively.

Effective January 2003, we established our Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2008, the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees approved by the board of directors may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or in notional equity strips. We match a percentage of any amounts invested in notional equity strips (50% during 2009, 2008 and 2007). Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or the date the executive first participates in the Deferred Compensation Plan. Amounts deferred under the Deferred Compensation Plan and any earnings credited thereunder shall be held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors. Our total contributions for the years ended December 31, 2009, 2008 and 2007 under the plan were approximately $2.2 million, $1.5 million and $2.3 million, respectively. Assets under the Deferred Compensation Plan at December 31, 2009 and 2008 were $32.2 million and $15.7 million, respectively.

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

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Stock option activity under the 2006 EIP for the years ended December 31, 2009, 2008 and 2007 is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2007	545,347	2,530,000	$1.64
Granted	(227,500)	227,500	1.64
Canceled	301,000	(301,000)	1.64
Exercised	—	(32,000)	1.64

Balance at December 31, 2007	618,847	2,424,500	1.64
Granted	(395,000)	395,000	6.36
Canceled	281,000	(281,000)	2.27
Exercised	—	(15,000)	1.64

Balance at December 31, 2008	504,847	2,523,500	2.26
Granted	(292,500)	292,500	3.61
Canceled	242,000	(242,000)	2.36
Exercised	—	(72,500)	1.64

Balance at December 31, 2009	454,347	2,501,500	$2.42

At December 31, 2009, we expect that 75% of options granted will vest over the vesting period.

The following table summarizes the information on the options granted under the EIP at December 31, 2009:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,939,000	6.95	$1.64	1,123,000	$1.64
$3.61	252,500	9.0	$3.61	—	$—
$6.36	310,000	8.08	$6.36	62,000	$6.36

$1.64 - $6.36	2,501,500	7.29	$2.42	1,185,000	$1.89

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Executive Management Rollover Options
Class A and Class L Equity Strip Options	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2007	17	359,969	$33.47
Canceled	—	—	—
Exercised	—	—	—

Balance at December 31, 2007	17	359,969	33.47
Canceled	—	(1,995)	33.00
Exercised	—	—	—

Balance at December 31, 2008	17	357,974	33.48
Canceled	—	—	—
Exercised	—	(62,520)	33.66

Balance at December 31, 2009	17	295,454	$33.33

An Equity Strip is comprised of eight options of Class A common stock and one option of Class L common stock. The rollover options are fully vested.

The following table summarizes the outstanding and exercisable information on management rollover options granted under the EIP at December 31, 2009:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$28.23	6,702	2.8	$28.23
$33.00	256,346	2.9	$33.00
$34.01	8,820	3.0	$34.01
$38.15	23,586	2.9	$38.15

$28.23 - $38.15	295,454	2.9	$33.33

The aggregate intrinsic value of these options at December 31, 2009 was approximately $38.5 million.

The Company accounts for the stock option grants under the EIP in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during 2009 and 2008 was $0.97 and $1.72 per option, respectively. The Company has estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average three and four year historical stock price volatility for sixteen and nine guideline companies in 2009 and 2008, respectively, that were used in applying the market approach to value the Company in its annual independent appraisal report. The expected life for the options granted was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years. The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008
Risk-free interest rate	1.77%	3.07%
Dividend yield	0.0%	0.0%
Expected volatility	36.7%	28.0%
Expected life (years)	3.0	4.0

At December 31, 2009 and 2008, there was approximately $1.3 million and $1.9 million of unrecorded and unrecognized compensation cost related to unvested share based compensation under the EIP, respectively. No share-based compensation expense was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

Restricted Stock

Grants of restricted stock under the EIP are in three Tranches; 33.33% of the shares in Tranche 1, 22.22% of the shares in Tranche 2 and 44.45% of the shares in Tranche 3. Restricted stock acquired under the EIP will vest during the grantee’s employment by the Company or its subsidiaries in accordance with the provisions of the EIP, as follows:

The Tranche 1 shares will vest over a period of five years, with 20% of the shares becoming vested at the end of each year. Notwithstanding the above, 100% of a grantee’s outstanding and unvested Tranche 1 shares shall vest immediately upon a change of control.

The vesting schedule for Tranche 2 and Tranche 3 shares is subject to the Total Return of the Sponsors and the Sponsor IRR (“internal rate of return”) as of an exit event, subject to the following terms and conditions: Tranche 2 shares shall become 100% vested upon an exit event if, after giving effect to any vesting of the Tranche 2 shares on a exit event, Sponsors’ Total Return is greater than 200% and the Sponsor IRR exceeds 15%. Tranche 3 shares will be eligible to vest upon an exit event if, after giving effect to any vesting of the Tranche 2 shares and/or Tranche 3 shares on a exit event, Sponsors’ Total Return is more than 200% and the Sponsor IRR exceeds 15%, with the amount of Tranche 3 shares vesting upon the exit event varying with the amount by which the Sponsors’ Total Return exceeds 200%, as follows: 100%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is equal to or greater than 300%; 0%, if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is 200% or less; and if, after giving effect to any vesting of the Tranche 2 shares and/or the Tranche 3 shares on an exit event, the Total Return is greater than 200% and less than 300%, then the Tranche 3 shares shall vest by a percentage between 0% and 100% determined on a straight line basis. Total Return is defined as the number, expressed as a percentage, equal to (1) the sum of, in each case measured from October 24, 2006, (i) all cash dividends and distributions to the Sponsors in respect of their Initial Sponsor Shares, (ii) all cash proceeds from the sale or other disposition of such Initial Sponsor Shares, (iii) the fair market value, as determined in good faith by the Board, of any other property, securities or other consideration received by the Sponsors in respect of such Initial Sponsor Shares, and, (iv) solely in the case of an exit event which results in the sale of less than 100% of the Company’s Stock held by the Sponsors immediately prior to such event, the fair market value, as determined by the Board, of the portion of the Company’s Stock attributable to the Initial Sponsor Shares held by the Sponsors immediately after such exit event, divided by (2) the cost of such Initial Sponsor Shares.

Performance conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date as those conditions are restrictions that stem from the forfeitability of instruments to which employees have not yet earned the right. ASC 718 requires that if the vesting of an award is based on satisfying both a service and performance condition, the company must initially determine which outcomes are probable of

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

achievement and recognize the compensation cost over the longer of the explicit or implicit service period. Since both an exit event and the performance objectives have not been achieved, no compensation costs will be recognized on Tranches 2 or 3 until those events become probable. The unrecognized compensation costs of Tranches 2 and 3 in the aggregate total $8.8 million.

On May 4, 2009, as authorized by the Board of Directors, the Company entered into an Amended and Restated Restricted Stock Award and Special Bonus Agreement with Thomas B. Barker, Chairman of the Board and Chief Executive Officer of the Company, related to the award of 1,650,000 shares of Class A Common Stock originally made as of December 1, 2006 (the “Amended Agreement”). As with the original agreement, the vesting of all outstanding restricted stock grants are divided into three tranches, with Tranche 1, of 33.33% of such grant, vesting ratably over a five-year period of time commencing with the date of original grant, provided that vesting shall be accelerated in the event of an initial public offering or change of control of the Company. Under the Amended Agreement, the remaining 66.67% of the restricted stock grants vest based upon performance criteria tied to an exit event for the Sponsors, a sale of the Company and time. A sale of the Company is defined as a sale of the assets of the Company accounting for 80% or more of the Company’s consolidated EBITDA or a sale or other disposition of 80% of the shares held by the Sponsors for consideration other than cash or marketable securities. The vesting criteria are as follows:

•

Tranche 2 shares, which are equal to 22.22% of Mr. Barker’s grant, shall become 100% vested upon an exit event of the Sponsors or sale of the Company if, after giving effect to any vesting of the Tranche 2 shares on the exit event or sale of the Company, the Sponsors’ total return is greater than 200% and the Sponsors’ internal rate of return exceeds 15%.

•

Tranche 3 shares, which are equal to 44.45% of Mr. Barker’s grant, shall become 50% vested upon the earliest to occur of an exit event of the Sponsors, a sale of the Company and December 1, 2011, and shall become vested with respect to the other 50% of the Tranche 3 shares upon an exit event of the Sponsors or sale of the Company if, after giving effect to any vesting of the Tranche 2 and Tranche 3 shares on the exit event or sale of the Company, the Sponsors’ total return is greater than 200% and the Sponsors’ internal rate of return exceeds 15%.

In addition, all of Mr. Barker’s Tranche 2 and Tranche 3 shares vest upon an initial public offering of the Company.

Restricted Stock activity under the EIP for 2009, 2008 and 2007 are set forth below:

	Restricted Stock Available for Grant	Restricted Stock Outstanding
		Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2007	480,925	7,720,000	$1.43
Granted	(400,000)	400,000	1.43
Canceled	116,668	(116,668)	1.43

Balance at December 31, 2007	197,593	8,003,332	1.43
Granted	(120,000)	120,000	6.36
Canceled	99,990	(99,990)	1.43
Purchesed as treasury shares	—	(8,332)	1.43

Balance at December 31, 2008	177,583	8,015,010	1.50
Granted	(425,000)	425,000	8.72
Canceled	333,350	(333,350)	1.43

Balance at December 31, 2009	85,933	8,106,660	$1.88

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following table summarizes the information on the restricted stock granted under the EIP at December 31, 2009:

Outstanding				Vested
Range of Grant Prices	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
$1.43	7,561,660	6.92	$1.43	1,692,214	$1.43
$3.61	25,000	8.92	$3.61	—	$—
$6.36	120,000	8.08	$6.36	7,999	$6.36
$9.04	400,000	10.0	$9.04	—	$—

$1.43 - $9.04	8,106,660	7.13	$1.88	1,700,213	$1.45

We account for the restricted stock in accordance with ASC 718. Share-based compensation for 2009, 2008 and 2007 for the EIP restricted stock grants was approximately $1.1 million, $0.8 million and $0.7 million, respectively. The weighted average fair value of the restricted stock granted under the EIP in 2009 and 2008 was $8.72 and $6.36, respectively. We have estimated the fair value of EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the EIP option awards.

At December 31, 2009 and 2008, there was approximately $3.8 million and $2.4 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP, respectively.

The components of stock-based compensation expense in thousands are presented below:

	Year Ended December 31,
	2009	2008	2007
Stock options	$587	$597	$531
Restricted stock	1,114	807	745
Deferred compensation - notional shares	2,139	1,025	491

	$3,840	$2,429	$1,767

The net income effect of stock-based compensation expense for 2009, 2008 and 2007 was approximately $2.4 million, $1.5 million and $1.1 million, respectively.

16.	EARNINGS PER SHARE

On October 2, 2009, the Company announced its intention to commence an equity offering and accordingly is providing the following information related to earnings per share.

We have two classes of common stock (Class L stock and Class A stock). Each Class L share is entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% internal rate of return on that base amount from the date of the recapitalization until the priority return preference is paid in full. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares. Class A shares participate in the equity appreciation after the Class L priority return is satisfied.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The Class L stock is considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with ASC 260 Earnings Per Share. Losses are not allocated to the Class L Stock in the computation of basic earnings per share as the Class L Stock is not obligated to share in losses.

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

(In thousands)	Year Ended December 31,
	2009	2008	2007
Net income—West Corporation	$88,229	$19,507	$5,382
Less: accretion of Class L Shares	173,657	126,531	109,302
Net income (loss) attributable to Class A Shares	(85,428)	(107,024)	(103,920)
Income attributable to Class L Shares (1)	173,657	126,531	109,302

(1)	Under the two-class method and subsequent to the recapitalization on October 24, 2006, we have allocated to the L shareholders their priority return which is equivalent to the accretion and losses are allocated to A shareholders as the L shareholders do not have a contractual obligation to share in the net losses. The L shares have been in place since October 24, 2006, the date of our recapitalization.

(In thousands, except per share amounts)	Year Ended December 31,
	2009	2008	2007
Earnings (loss) per common share:
Basic Class L	$17.45	$12.78	$11.08
Basic Class A	$(0.98)	$(1.23)	$(1.20)

Diluted Class L	$16.67	$12.24	$10.68
Diluted Class A	$(0.98)	$(1.23)	$(1.20)

Weighted average number of shares outstanding:
Basic Class L	9,954	9,901	9,865
Basic Class A	87,588	87,324	86,724

Dilutive impact of stock options:

Class L	455	433	371
Class A	—	—	—

Diluted Class L	10,409	10,334	10,236
Diluted Class A	87,588	87,324	86,724

17.	COMMITMENTS AND CONTINGENCIES

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff’s suit seeks an unspecified amount of statutory and compensatory damages for alleged violation of the FLSA and minimum wage, unpaid wage and overtime compensation for the maximum period allowed by law. Plaintiffs also seek interest and attorney’s fees. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the suit expired in December 2008. Plaintiff Tammy Kerce recently filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and also seeking to add multiple state wage and hour claims on a class basis. The parties have reached a tentative settlement and are seeking court approval of the settlement. We have accrued a liability equal to the proposed settlement amount.

18.	BUSINESS SEGMENTS

During 2009, we implemented certain organizational changes and our Chief Executive Officer began making strategic and operational decisions and allocated resources based on assessment of performance of a new segment structure. We now operate in two business segments:

Unified Communications, including reservationless, operator-assisted, web and video conferencing services and alerts and notifications services; and

Communication Services, including automated call processing, agent-based services and emergency communication infrastructure systems and services.

Consistent with this approach, the receivables management business (formerly reported as a separate segment) is now part of the Communication Services segment, and the newly named Unified Communications segment is composed of the alerts and notifications business (formerly managed under the Communications Services segment) and the conferencing and collaboration business. The revised organizational structure more closely aligns the resources used by the businesses in each segment. All prior period comparative information has been reclassified to conform to the new presentation.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	For the year ended December 31,
	2009	2008	2007
Revenue:
Unified Communications	$1,126,544	$995,161	$764,098
Communication Services	1,254,547	1,258,182	1,341,692
Intersegment eliminations	(5,343)	(5,909)	(6,298)

Total	$2,375,748	$2,247,434	$2,099,492

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$91,491	$88,948	$75,357
Communication Services	96,856	94,540	107,463

Total	$188,347	$183,488	$182,820

Operating Income:
Unified Communications	$296,096	$256,853	$178,923
Communication Services	104,517	93,967	167,648

Total	$400,613	$350,820	$346,571

Capital Expenditures:
Unified Communications	$57,529	$45,503	$40,211
Communication Services	49,273	54,205	53,394
Corporate	15,866	9,057	10,042

Total	$122,668	$108,765	$103,647

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Assets:
Unified Communications	$1,395,714	$1,353,789	$1,044,668
Communication Services	1,436,222	1,631,527	1,494,620
Corporate	213,326	329,473	307,202

Total	$3,045,262	$3,314,789	$2,846,490

For 2009, 2008 and 2007, our largest 100 clients represented approximately 56%, 56% and 57% of total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during 2009, 2008 and 2007 was approximately 12%, 13% and 14%, respectively. AT&T represented approximately 7% of our gross receivables at December 31, 2009 and 2008.

No individual country outside of the U.S. accounted for greater than 10% of aggregate revenue for 2009, 2008 or 2007. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	2009	2008	2007
Revenue:
North America	$2,040,261	$1,993,440	$1,963,995
Europe, Middle East & Africa (EMEA)	240,990	184,655	99,537
Asia Pacific	94,497	69,339	35,960

Total	$2,375,748	$2,247,434	$2,099,492

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	As of December 31, 2009	As of December 31, 2008
Long-Lived Assets:
North America	$2,250,795	$2,300,396
Europe, Middle East & Africa (EMEA)	240,393	266,769
Asia Pacific	10,458	8,576

Total	$2,501,646	$2,575,741

Canada represented less than 1% of North American revenue during 2009, 2008 and 2007. Long-lived assets in Canada represented less than 1% of North American long-lived assets at December 31, 2009 and December 31, 2008.

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $2.6 million, ($3.7) million and $0.3 million in 2009, 2008 and 2007, respectively.

19.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2009, three customers accounted for $37.1 million or 10.2% of gross accounts receivable, compared to $35.6 million, or 9.9% of gross receivables at December 31, 2008. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. At February 10, 2010, $30.1 million, or 81.1%, of the December 31, 2009 accounts receivable from the three customers noted above had been received.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

20.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$256,761	$280,213	$302,545
Cash paid for income taxes, net of $2,084, $1,513 and $6,575 for refunds in 2009, 2008 and 2007	$33,538	$18,083	$3,424
SUPPLEMENTAL DISCLOSURE OF CASH INVESTING ACTIVITIES:
Purchase of portfolio receivables	$1,722	$45,403	$127,412
Collections applied to principal of portfolio receivables	$39,063	$46,395	$66,927
SUPPLEMENTAL DISCLOSURE OF CASH FINANCING ACTIVITIES:
Proceeds from issuance of portfolio notes payable	$—	$33,096	$108,812
Payments of portfolio notes payable	$34,694	$64,930	$75,748
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$140	$3,384	$—
Acquisition of property through assumption of long-term obligations	$4,008	$—	$—
Settlement of portfolio receivables	$56,182	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Issuance of common stock exchanged in a business acquisition	$—	$—	$11,616
Settlement of non-recourse portfolio notes payable	$56,598	$—	$—

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2009 and 2008, in thousands.

	Three Months Ended				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009 (1)	December 31, 2009
Revenue	$606,959	$606,907	$559,012	$602,870	$2,375,748
Cost of services	269,050	269,268	260,570	268,889	1,067,777

Gross Profit	337,909	337,639	298,442	333,981	1,307,971
SG&A	229,454	229,893	221,428	226,583	907,358

Operating income	108,455	107,746	77,014	107,398	400,613

Net income	$30,624	$26,435	$3,896	$27,274	$88,229

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Three Months Ended				Year Ended December 31, 2008
	March 31, 2008 (2)	June 30, 2008 (3)	September 30, 2008	December 31, 2008 (4)
Revenue	$525,755	$551,433	$598,528	$571,718	$2,247,434
Cost of services	250,560	251,143	254,486	258,839	1,015,028

Gross Profit	275,195	300,290	344,042	312,879	1,232,406
SG&A	206,128	219,090	232,736	223,632	881,586

Operating income	69,067	81,200	111,306	89,247	350,820

Net income (loss)	$(1,204)	$7,729	$21,740	$(8,758)	$19,507

(1)	Results of operations in the third quarter 2009 were affected by the Communication Services segment recording a $25.5 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables.
(2)	Results of operations in the first quarter 2008 were affected by the Communication Services segment recording a $24.2 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables.
(3)	Results of operations in the second quarter 2008 were affected by the Communication Services segment recording a $19.8 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables.
(4)	Results of operations in the fourth quarter 2008 were affected by the Communication Services segment recording a $32.3 million impairment charge to establish a valuation allowance against the carrying value of portfolio receivables.

22.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

West Corporation and our U.S. based wholly owned subsidiary guarantors, jointly, severally, fully and unconditionally are responsible for the payment of principal, premium and interest on our senior notes and senior subordinated notes. Presented below, in thousands, is condensed consolidated financial information for West Corporation and our subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,909,968	$489,618	$(23,838)	$2,375,748
COST OF SERVICES	—	868,400	223,215	(23,838)	1,067,777
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,623	761,409	143,326	—	907,358

OPERATING INCOME	(2,623)	280,159	123,077	—	400,613
OTHER INCOME (EXPENSE):
Interest Income	606	(5,790)	5,495	—	311
Interest Expense	(143,778)	(101,216)	(9,109)	—	(254,103)
Subsidiary Income	180,889	122,574	—	(303,463)	—
Other, net	3,097	(38,668)	36,586	—	1,015

Other income (expense)	40,814	(23,100)	32,972	(303,463)	(252,777)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	38,191	257,059	156,049	(303,463)	147,836
INCOME TAX EXPENSE (BENEFIT)	(50,038)	77,211	29,689	—	56,862

NET INCOME	88,229	179,848	126,360	(303,463)	90,974
LESS NET INCOME (LOSS)—NONCONTROLLING INTEREST	—	(5)	2,750	—	2,745

NET INCOME— WEST CORPORATION	$88,229	$179,853	$123,610	$(303,463)	$88,229

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,894,220	$401,837	$(48,623)	$2,247,434
COST OF SERVICES	—	876,781	186,870	(48,623)	1,015,028
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(7,121)	741,274	147,433	—	881,586

OPERATING INCOME	7,121	276,165	67,534	—	350,820
OTHER INCOME (EXPENSE):
Interest Income	2,366	(812)	1,514	—	3,068
Interest Expense	(165,027)	(130,658)	(17,334)	—	(313,019)
Subsidiary Income	132,828	50,676	—	(183,504)	—
Other, net	(7,726)	(6,204)	2,241	—	(11,689)

Other expense	(37,559)	(86,998)	(13,579)	(183,504)	(321,640)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(30,438)	189,167	53,955	(183,504)	29,180
INCOME TAX EXPENSE (BENEFIT)	(49,945)	57,108	4,568	—	11,731

NET INCOME	19,507	132,059	49,387	(183,504)	17,449
LESS NET INCOME (LOSS)—NONCONTROLLING INTEREST	—	11	(2,069)	—	(2,058)

NET INCOME— WEST CORPORATION	$19,507	$132,048	$51,456	$(183,504)	$19,507

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,826,255	$335,873	$(62,636)	$2,099,492
COST OF SERVICES	—	825,829	149,196	(62,636)	912,389
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,347)	763,088	78,791	—	840,532

OPERATING INCOME	1,347	237,338	107,886	—	346,571
OTHER INCOME (EXPENSE):
Interest Income	9,985	126	1,674	(396)	11,389
Interest Expense	(165,805)	(150,125)	(16,838)	396	(332,372)
Subsidiary Income	48,797	42,627	—	(91,424)	—
Other, net	44,558	(41,153)	(1,398)	—	2,007

Other expense	(62,465)	(148,525)	(16,562)	(91,424)	(318,976)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(61,118)	88,813	91,324	(91,424)	27,595
INCOME TAX EXPENSE (BENEFIT)	(66,500)	40,955	32,359	—	6,814
NET INCOME	5,382	47,858	58,965	(91,424)	20,781
LESS NET INCOME—NONCONTROLLING INTEREST	—	—	15,399	—	15,399

NET INCOME—WEST CORPORATION	$5,382	$47,858	$43,566	$(91,424)	$5,382

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,349	$—	$66,982	$(10,263)	$59,068
Trust cash	—	14,750	—	—	14,750
Accounts receivable, net	—	42,772	310,850	—	353,622
Intercompany receivables	—	279,853	—	(279,853)	—
Portfolio receivables, current portion	—	2,483	5,490	—	7,973
Deferred income taxes receivable	10,218	17,498	7,640	—	35,356
Other current assets	11,369	48,080	13,398	—	72,847

Total current assets	23,936	405,436	404,360	(290,116)	543,616
Property and equipment, net	60,968	244,137	28,162	—	333,267
PORTFOLIO RECEIVABLES, NET OF CURRENT PORTION	—	1,795	3,971	—	5,766
INVESTMENT IN SUBSIDIARIES	916,234	274,544	—	(1,190,778)	—
GOODWILL	—	1,500,886	164,683	—	1,665,569
INTANGIBLES, net	—	281,319	69,403	—	350,722
OTHER ASSETS	104,126	293,866	(251,670)	—	146,322

TOTAL ASSETS	$1,105,264	$3,001,983	$418,909	$(1,480,894)	$3,045,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,596	$62,675	$7,851	$(10,263)	$63,859
Intercompany payables	210,985	—	68,868	(279,853)	—
Accrued expenses	62,486	180,982	35,226	—	278,694
Current maturities of long-term debt	7,552	17,819	—	—	25,371
Current maturities of portfolio notes payable	—	685	—	—	685
Income taxes payable	(58,670)	50,800	7,870	—	—

Total current liabilities	225,949	312,961	119,815	(290,116)	368,609
LONG-TERM OBLIGATIONS, less current maturities	1,900,555	1,707,317	—	—	3,607,872
DEFERRED INCOME TAXES	17,921	59,333	19,710	—	96,964
OTHER LONG-TERM LIABILITIES	53,583	9,509	1,469	—	64,561
CLASS L COMMON STOCK	1,332,721	—	—	—	1,332,721
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,425,465)	912,863	277,915	(1,190,778)	(2,425,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,105,264	$3,001,983	$418,909	$(1,480,894)	$3,045,262

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$175,330	$107,790	$(10,263)	$272,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(23,612)	(8,099)	—	(31,711)
Purchase of portfolio receivables	—	—	(1,722)	—	(1,722)
Purchase of property and equipment	(15,866)	(89,380)	(13,274)	—	(118,520)
Collections applied to principal of portfolio receivables	—	8,467	30,596	—	39,063
Other	—	57	218		275

Net cash provided by (used in) investing activities	(15,866)	(104,468)	7,719	—	(112,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facilities	(151,187)	—	(50,487)	—	(201,674)
Principal payments of long-term obligations	(6,342)	(18,942)	—	—	(25,284)
Debt issuance costs	(7,968)	—	—	—	(7,968)
Proceeds from stock sale and options exercised	3,200	—	—	—	3,200
Payments of portfolio notes payable	—	(1,603)	(33,091)	—	(34,694)
Noncontrolling interest distributions	—	—	(4,131)	—	(4,131)
Payments of capital lease obligations	(904)	(334)	(55)	—	(1,293)

Net cash (used in) provided by financing activities	(163,201)	(20,879)	(87,764)	—	(271,844)

Intercompany	55,742	(57,128)	1,386	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2,330	—	2,330

NET CHANGE IN CASH AND CASH EQUIVALENTS	(123,325)	(7,145)	31,461	(10,263)	(109,272)
CASH AND CASH EQUIVALENTS, Beginning of period	125,674	7,145	35,521	—	168,340

CASH AND CASH EQUIVALENTS, End of period	$2,349	$—	$66,982	$(10,263)	$59,068

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2008
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$110,119	$177,262	$287,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(194,342)	(299,214)	(493,556)
Purchase of portfolio receivables	—	(15,052)	(30,351)	(45,403)
Purchase of property and equipment	(9,057)	(86,399)	(9,925)	(105,381)
Collections applied to principal of portfolio receivables	—	2,600	43,795	46,395
Other	—	406	—	406

Net cash provided by (used in) investing activities	(9,057)	(292,787)	(295,695)	(597,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	84,000	50,000	—	134,000
Net change in revolving credit facilities	224,044	—	59,123	283,167
Principal payments of long-term obligations	(4,837)	(20,112)	—	(24,949)
Debt issuance costs	(8,019)	—	(2,296)	(10,315)
Proceeds from stock sale and options exercised	25	—	—	25
Proceeds from issuance of portfolio notes payable	—	3,338	29,758	33,096
Payments of portfolio notes payable	—	(527)	(64,403)	(64,930)
Noncontrolling interest distributions	—	—	(7,120)	(7,120)
Payments of capital lease obligations	—	(949)	—	(949)
Other	(54)	—	—	(54)

Net cash (used in) provided by financing activities	295,159	31,750	15,062	341,971

Intercompany	(248,038)	161,075	86,963	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(5,420)	(5,420)

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,064	10,157	(21,828)	26,393
CASH AND CASH EQUIVALENTS, Beginning of period	87,610	(3,012)	57,349	141,947

CASH AND CASH EQUIVALENTS, End of period	$125,674	$7,145	$35,521	$168,340

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2007
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$199,127	$64,770	$263,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(291,760)	—	(291,760)
Purchase of portfolio receivables	—	—	(127,412)	(127,412)
Purchase of property and equipment	(10,042)	(85,862)	(7,743)	(103,647)
Collections applied to principal of portfolio receivables	—	—	66,927	66,927
Other	—	946	—	946

Net cash provided by (used in) investing activities	(10,042)	(376,676)	(68,228)	(454,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of new debt	—	300,000	—	300,000
Consideration paid to shareholders in exchange for stock	(170,625)	—	—	(170,625)
Principal payments of long-term obligations	(4,297)	(19,321)	—	(23,618)
Debt issuance costs	(2,299)	—	—	(2,299)
Proceeds from stock sale and options exercised	553	—	—	553
Proceeds from issuance of portfolio notes payable	—	—	108,812	108,812
Payments of portfolio notes payable	—	—	(75,748)	(75,748)
Noncontrolling interest distributions	—	—	(13,165)	(13,165)
Payments of capital lease obligations	—	(1,032)	—	(1,032)
Other	(4,772)	—	—	(4,772)

Net cash (used in) provided by financing activities	(181,440)	279,647	19,899	118,106

Intercompany	76,482	(91,752)	15,270	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(42)	(42)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(115,000)	10,346	31,669	(72,985)
CASH AND CASH EQUIVALENTS, Beginning of period	202,610	(13,358)	25,680	214,932

CASH AND CASH EQUIVALENTS, End of period	$87,610	$(3,012)	$57,349	$141,947

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2009

Description (amounts in thousands)	Balance Beginning of Year	Reserves Obtained in Acquisitions	Additions - Charged (Credited) to Cost and Expenses	Deductions - Amounts Charged-Off	Balance End of Year
December 31, 2009—Allowance for doubtful accounts—Accounts receivable	$12,382	$18	$5,301	$5,882	$11,819

December 31, 2008—Allowance for doubtful accounts—Accounts receivable	$6,471	$5,619	$5,004	$4,712	$12,382

December 31, 2007—Allowance for doubtful accounts—Accounts receivable	$8,543	$528	$892	$3,492	$6,471

	Balance Beginning of Year	Valuation Allowance obtained in Acquisitions	Additions	Deductions	Balance End of Year
December 31, 2009—Allowance for deferred income tax asset valuation	$(100,676)	$(1,173)	$—	$—	$(101,849)

December 31, 2008—Allowance for deferred income tax asset valuation	$(31,974)	$(64,348)	$(4,354)	$—	$(100,676)

December 31, 2007—Allowance for deferred income tax asset valuation	$(9,724)	$(21,162)	$(1,088)	$—	$(31,974)

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated October 30, 2006)

3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

10.01	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 9 1/2% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2006)

10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)

10.03	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.04	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.05	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.06	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.07	Employment Agreement between the Company and Todd B. Strubbe, dated September 28, 2009, as amended February 11, 2010 (1)**

10.08	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)

10.09	Credit Agreement, dated as of October 24, 2006, among West Corporation, as Borrower, The Lenders Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Swing Line Lender, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.10	Guarantee Agreement, dated as of October 24, 2006, among The Guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 dated November 6, 2009)

10.11	Amendment No. 1, dated as of February 14, 2007, by and among West, certain domestic subsidiaries of West and Lehman Commercial Paper Inc. (“Lehman”), as Administrative Agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various lenders party thereto, as lenders (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 dated November 6, 2009)

Exhibit Number	Description
10.12	Amendment No. 2, dated as of May 11, 2007, by and among West, Omnium Worldwide, Inc., as borrower and guarantor, and Lehman Commercial Paper, Inc. (“Lehman”), as Administrative Agent, to the Credit Agreement dated as of October 24, 2006 between West, Lehman and the various other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2007)

10.13	Amendment No. 3, dated as of May 16, 2008, by and among West, Intercall, Lehman, and Wachovia Capital Markets, LLC, as lead manager for purposes of the Amendment, to the credit agreement, dated as of October 24, 2006, by and among West, Lehman and the various lenders party thereto, as lenders. (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 20, 2008).

10.14	Amendment No. 4 and Resignation, Waiver, Consent and Appointment Agreement, dated as of July 23, 2009, by and among Lehman Commercial Paper Inc., Wachovia Bank, North America, West Corporation and certain domestic subsidiaries of West Corporation, amending the Credit Agreement dated as of October 24, 2006 between West Corporation, certain domestic subsidiaries of West Corporation, Lehman Commercial Paper Inc. and the various lenders party thereto. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-1 dated November 6, 2009)

10.15	Amendment No. 5, dated as of August 28, 2009, by and among Wachovia Bank, National Association, as successor administrative agent, West Corporation, certain domestic subsidiaries of West Corporation and the lenders party thereto, amending the Credit Agreement dated as of October 24, 2006 between West Corporation, certain domestic subsidiaries of West, Lehman Commercial Paper, Inc., as initial administrative agent, and the various lenders party thereto. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1 dated November 6, 2009)

10.16	West Corporation Nonqualified Deferred Compensation Plan , as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.15 to Form 10-K dated March 3, 2009) (1)

10.17	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.18	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

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

10.20	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.21	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.22	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.23	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.24	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)

10.25	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)

10.26	West Corporation 2006 Executive Incentive Plan(incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.27	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)

10.28	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.29	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.30	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 3, 2009 (1)

10.31	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014. (incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 30, 2007)

10.32	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)

10.33	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on March 30, 2007)

10.34	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)

10.35	Supplemental Indenture, dated June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014 (incorporated by reference to Exhibit 10.34 to Form 10-K dated March 3, 2009).

Exhibit Number	Description
10.36	Supplemental Indenture, dated as of June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.35 to Form 10-K dated March 3, 2009).

10.37	Supplemental Indenture, dated August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014 (incorporated by reference to Exhibit 10.36 to Form 10-K dated March 3, 2009).

10.38	Supplemental Indenture, dated as of August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.37 to Form 10-K dated March 3, 2009).

10.39	Supplemental Indenture, dated June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to Indenture dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014 (incorporated by reference to Exhibit 10.38 to Form 10-K dated March 3, 2009).

10.40	Supplemental Indenture, dated as of June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.39 to Form 10-K dated March 3, 2009).

10.41	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014 (incorporated by reference to Exhibit 10.40 to Form 10-K dated March 3, 2009).

10.42	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.41 to Form 10-K dated March 3, 2009).

10.43	Supplemental Indenture, dated as of January 25, 2010, by and among Worldwide Asset Purchasing, LLC, Stream57 Corporation, West Corporation, and The Bank of New York Mellon, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $650.0 million aggregate principal amount of 91/2% senior notes due October 15, 2014.**

Exhibit Number	Description
10.44	Supplemental Indenture, dated as of January 25, 2010, by and among Worldwide Asset Purchasing, LLC, Stream57 Corporation, West Corporation, and The Bank of New York Mellon, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.**

10.45	Amended and Rested Credit Agreement By and Between West Receivables Purchasing, LLC as Borrower, and TOGM, LLC, as Lender, dated as of April 30, 2009 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 5, 2009).

10.46	Amended and Restated Servicing Agreement By and Among West Asset Management, Inc., as Servicer, West Receivables Purchasing, LLC, as Borrower, and TOGM, LLC, as Lender, dated as of April 30, 2009 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated May 5, 2009)

10.47	Form of Promissory Note between West Receivables Purchasing, LLC and TOGM, LLC (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 5, 2009)

10.48	Amended and Restated Operating Agreement of West Receivables Purchasing, LLC between TOGM, LLC and West Receivables Services, Inc. dated April 30, 2009 (incorporated by reference to Exhibit 10.04 to Form 10-Q dated May 5,2009)

10.49	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Thomas Barker, dated as of May 4, 2009 (incorporated by reference to Exhibit 10.05 to Form 10-Q dated May 5, 2009)(1).

10.50	Employment Agreement between the Company and David J. Treinen, dated January 1, 2009, as amended February 11, 2010 (1)**

10.51	Exhibit A dated February 11, 2010 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1)**

10.52	Exhibit A dated February 11, 2010 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1)**

10.53	Exhibit A dated February 11, 2010 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1)**

21.01	Subsidiaries**

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

**	Filed herewith
(1)	Indicates management contract or compensation plan or arrangement.