Form 10-Q
period 2010-03-31
WEST CORP
filed 2010-05-07
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At April 26, 2010, 87,987,184.7 shares of the registrant’s Class A common stock and 9,970,565.5875 shares of the registrant’s Class L common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations, stockholders’ deficit and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Omaha, Nebraska

May 7, 2010

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
REVENUE	$599,821	$606,959
COST OF SERVICES	260,823	269,050
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	221,753	229,454

OPERATING INCOME	117,245	108,455

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $74 and $194	(59,049)	(63,869)
Other, net	(127)	6,296

Other expense	(59,176)	(57,573)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	58,069	50,882

INCOME TAX EXPENSE	22,066	18,769

NET INCOME	36,003	32,113

LESS NET INCOME - NONCONTROLLING INTEREST	—	1,489

NET INCOME - WEST CORPORATION	$36,003	$30,624

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	$3.97	$3.84
Diluted Class L	$3.81	$3.69
Basic Class A	$(0.04)	$(0.09)
Diluted Class A	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L	9,971	9,948
Diluted Class L	10,392	10,362
Basic Class A	87,987	87,673
Diluted Class A	87,987	87,673

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,551	$59,068
Trust and restricted cash	19,892	14,750
Accounts receivable, net of allowance of $10,937 and $11,819	374,879	353,622
Deferred income taxes receivable	24,451	35,356
Prepaid assets	46,093	34,063
Other current assets	44,500	46,757

Total current assets	566,366	543,616
PROPERTY AND EQUIPMENT:
Property and equipment	1,048,708	1,024,005
Accumulated depreciation and amortization	(709,381)	(690,738)

Total property and equipment, net	339,327	333,267
GOODWILL	1,655,407	1,665,569
INTANGIBLE ASSETS, net of accumulated amortization of $313,551 and $298,132	329,426	350,722
OTHER ASSETS	149,124	152,088

TOTAL ASSETS	$3,039,650	$3,045,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$82,836	$63,859
Accrued expenses	317,720	279,379
Current maturities of long-term debt	25,283	25,371

Total current liabilities	425,839	368,609
LONG-TERM OBLIGATIONS, less current maturities	3,528,544	3,607,872
DEFERRED INCOME TAXES	96,541	96,964
OTHER LONG-TERM LIABILITIES	62,205	64,561

Total liabilities	4,113,129	4,138,006

COMMITMENTS AND CONTINGENCIES (Note 12)

CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,971 and 9,971 SHARES ISSUED AND OUTSTANDING	1,372,589	1,332,721

STOCKHOLDERS’ DEFICIT:
Class A common stock $0.001 par value, 400,000 shares authorized, 88,000 and 87,999 shares issued and 87,987 and 87,991 shares outstanding	88	88
Retained deficit	(2,411,534)	(2,408,770)
Accumulated other comprehensive loss	(34,526)	(16,730)
Treasury stock at cost (13 and 8 shares)	(96)	(53)

Total stockholders’ deficit	(2,446,068)	(2,425,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,039,650	$3,045,262

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,003	$32,113
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	26,111	25,501
Amortization	17,462	22,098
Unrealized gain on foreign denominated debt	—	(1,842)
Provision for share based compensation	882	335
Deferred income tax expense	16,824	8,489
Amortization of debt acquisition costs	4,010	4,111
Excess tax benefit from stock options exercised	—	(980)
Other	10	(1,130)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and notes receivable	(18,794)	(8,056)
Other assets	(15,249)	(20,618)
Accounts payable	19,190	1,801
Accrued expenses, other liabilities and income tax payable	29,032	(12,967)

Net cash flows from operating activities	115,481	48,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0 and $20	(544)	(6,715)
Collections applied to principal of portfolio receivables, net of purchases of $0 and $2,033	2,124	11,371
Purchases of property and equipment	(35,390)	(27,979)
Other	29	29

Net cash flows from investing activities	(33,781)	(23,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	59,850	—
Payments on revolving credit facilities	(132,781)	(3,715)
Payments of portfolio notes payable	(178)	(9,961)
Principal payments on long-term obligations	(6,485)	(6,321)
Proceeds from stock options exercised including excess tax benefits	69	2,345
Payments of capital lease obligations	(1,447)	(329)
Other	(59)	—

Net cash flows from financing activities	(81,031)	(17,981)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3,186)	(1,104)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,517)	6,476
CASH AND CASH EQUIVALENTS, Beginning of period	59,068	168,340

CASH AND CASH EQUIVALENTS, End of period	$56,551	$174,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$(20,612)	$(34,582)

Cash paid during the period for income taxes, net of refunds of $261 and $547	$(6,496)	$(6,694)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$—	$(2,560)

Acquisition of property through accounts payable commitments	$653	$(6,062)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS )

	Class A Common Stock	Additional Paid - in Capital	Retained Deficit	Noncontrolling Interest	Treasury Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Deficit
BALANCE, January 1, 2010	$88	$—	$(2,408,770)	$—	$(53)	$(4,147)	$(12,583)	$(2,425,465)
Net income			36,003	—				36,003
Foreign currency translation adjustment, net of tax of $8,925						(14,562)		(14,562)
Unrealized loss on cash flow hedges, net of tax of $1,522							(3,234)	(3,234)

Total comprehensive income								18,207
Purchase of stock at cost (4,779 Class A shares)					(43)			(43)
Executive Deferred Compensation Plan contributions		240						240
Stock options exercised including related tax benefits (46,500 Class A shares)		69						69
Share based compensation		505						505
Accretion of Class L common stock priority return preference		(814)	(38,767)					(39,581)

BALANCE, March 31, 2010	$88	$—	$(2,411,534)	$—	$(96)	$(18,709)	$(15,817)	$(2,446,068)

BALANCE, January 1, 2009	$87	$—	$(2,334,398)	$3,632	$(53)	$(6,002)	$(24,013)	$(2,360,747)
Net income			30,624	1,489				32,113
Foreign currency translation adjustment, net of tax of $8,063						(13,155)		(13,155)
Reclassification a cash flow hedge into earnings							617	617
Unrealized gain on cash flow hedges, net of tax of $253							413	413

Total comprehensive income								19,988
Noncontrolling interest distributions				(1,206)				(1,206)
Executive Deferred Compensation Plan contributions		777						777
Stock options exercised including related tax benefits (40,225 Class L and 321,800 Class A shares)		2,345						2,345
Share based compensation		335						335
Accretion of Class L common stock priority return preference		(3,457)	(34,727)					(38,184)

BALANCE, March 31, 2009	$87	$—	$(2,338,501)	$3,915	$(53)	$(19,157)	$(22,983)	$(2,376,692)

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

We operate in two business segments:

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

— Alerts & Notifications Services. Our solutions leverage our proprietary technology platforms to allow clients to manage and deliver automated personalized communications quickly and through multiple delivery channels (voice, text messaging, email and fax). For example, we deliver patient notifications, appointment reminders and prescription reminders on behalf of our healthcare clients (medical and dental practices, hospitals and pharmacies), provide travelers with flight arrival and departure updates on behalf of our transportation clients and transmit emergency evacuation notices on behalf of municipalities. Our platform also enables two-way communications which allow the recipients of a message to respond with relevant information to our clients.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Communication Services

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

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2010 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition - In our Unified Communications segment, our conferencing and collaboration services are generally billed and revenue recognized on a per participant minute or per seat basis and our alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. Our Communication Services segment recognizes revenue for automated and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, clients are generally progress-billed prior to the completion of the installation and these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. As of January 1, 2010, the Company early adopted new revenue recognition guidance for contracts signed after December 31, 2009, whereby revenue, and associated expense, is recognized when multiple elements are completed rather than recognizing 100% of revenue and expense upon contract completion. This guidance was adopted prospectively and specifically for the product sales and installation for the emergency communications services revenue. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract or the expected life of the client relationship, whichever is longer.

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

Common Stock - Our equity investors (i.e., an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “sponsors”), Mary and Gary West, who are the founders of West, and certain members of management) own a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share per strip). Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

•

Class L shares: Each Class L share is entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% internal rate of return (“IRR”) on that base amount, compounded quarterly, from the date of the recapitalization in which the Class L shares were originally issued, October 24, 2006 (the “recapitalization”) until the priority return preference is paid in full. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares.

•	Class A shares: Class A shares participate in the equity appreciation after the Class L priority return is satisfied.

•	Voting: Each share (whether Class A or Class L) is entitled to one vote per share on all matters on which stockholders vote, subject to Delaware law regarding class voting rights.

•

Distributions: Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, are to be paid as follows. First, holders of Class L shares are entitled to receive an amount equal to the Class L base amount of $90 per share plus an amount sufficient to generate a 12% IRR on that base amount, compounded quarterly, from the closing date of the recapitalization to the date of payment. Second, after payment of this priority return to Class L holders, the holders of Class A shares and Class L shares participate together, as a single class, in any and all distributions by the Company.

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with ASC 480-10-S99, Classification and Measurement of Redeemable Securities. At March 31, 2010 and December 31, 2009, the 12% priority return preference has been accreted and included in the Class L share balance.

In accordance with ASC 470-20-30 (formerly EITF Issue 98-5), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-30”), the Company determined that the conversion feature in the Class L shares was in-the-money at the date of issuance and therefore represents a beneficial conversion feature. Under ASC 470-20-30, $12.2 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Class L shares was allocated to additional paid-in capital, consistent with the classification of the Class A shares, creating a discount on the Class L shares. Because the Class L shares have no stated redemption date and the beneficial conversion feature is not considered to be contingent under ASC 470-20-30, but can be realized immediately, the discount resulting from the allocation of value to the beneficial conversion feature is required to be recognized immediately as a return to the Class L stockholders analogous to a dividend. As no retained earnings are available to pay this dividend at the date of issuance, the dividend is charged against additional paid-in capital resulting in no net impact.

A reconciliation of the Class L common shares is presented below, in thousands:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Beginning of period balance	$1,332,721	$1,158,159
Accretion of class L common stock priority return preference	39,581	38,184
Executive Deferred Compensation Plan contributions and other	287	2,248

Ending of period balance	$1,372,589	$1,198,591

Cash and Cash Equivalents - We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subsequent Events - In accordance with the provisions of ASC 855, we have evaluated subsequent events through May 7, 2010. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board updated ASC Topic 860, Transfers and Servicing, which significantly changes the accounting for transfers of financial assets and was effective January 1, 2010. The update to ASC 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. Based on the adoption of this guidance, we believe our Accounts Receivable Securitization program, if drawn upon, would require consolidation.

In September 2009, the Emerging Issues Task Force issued guidance relating to revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. As of January 1, 2010, the Company early adopted this guidance specifically for the product sales and installation recorded for the emergency communications services revenue. The effect of this early adoption on revenue during the three months ended March 31, 2010 was approximately $1.7 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	ACQUISITIONS

Stream57

On December 31, 2009, we completed the acquisition of the assets of Stream57, LLC (“Stream57”), a New York, New York based global provider of web event services, also known as webcasts or webinars. The purchase price was approximately $28.2 million and was funded by cash on hand and partial use of our senior secured revolving credit facility. The assets acquired and liabilities assumed, including intangible assets and liabilities, were included in our December 31, 2009 consolidated balance sheet. The results associated with the Stream57 assets have been included in the operating results of the Unified Communications segment since January 1, 2010.

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

(Amounts in thousands) December 31, 2009
Working Capital	$(13)
Property and equipment	355
Intangible assets	7,060
Goodwill	20,873

Total assets acquired	28,275

Non-current deferred taxes	111

Total liabilities assumed	111

Net assets acquired	$28,164

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment in thousands for the three months ended March 31, 2010:

	Unified Communications	Communication Services	Consolidated
Balance at December 31, 2009	$854,466	$811,103	$1,665,569
Acquisition accounting adjustments	1,062	—	1,062
Foreign currency translation adjustment	(11,224)	—	(11,224)

Balance at March 31, 2010	$844,304	$811,103	$1,655,407

The excess of the acquisition cost over the fair value of the assets acquired and liabilities assumed for the purchase of Stream57 assets was assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time-consuming steps including information gathering, verification and review. We expect to finalize this process in 2010. Goodwill recognized for the Stream57 assets at March 31, 2010 is approximately $20.9 million.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in the recognition of goodwill, deductible for tax purposes, for the purchase of Stream57 assets included expansion of our presence in event audio and video streaming as well as the potential of a large and growing market and cost savings opportunities.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of March 31, 2010			Weighted Average
	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Intangible assets
Customer lists	$467,072	$(258,894)	$208,178	9.0
Technology & Patents	94,630	(36,948)	57,682	10.5
Trade names	58,710	—	58,710	Indefinite
Trade names (finite lived)	12,068	(8,404)	3,664	4.6
Other intangible assets	10,497	(9,305)	1,192	5.6

Total	$642,977	$(313,551)	$329,426

	As of December 31, 2009			Weighted Average
	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Intangible assets
Customer lists	$473,301	$(247,927)	$225,374	9.0
Technology & Patents	95,909	(35,060)	60,849	10.5
Trade names	59,966	—	59,966	Indefinite
Trade names (finite lived)	9,090	(6,101)	2,989	5.4
Other intangible assets	10,588	(9,044)	1,544	5.6

Total	$648,854	$(298,132)	$350,722

Amortization expense for finite-lived intangible assets was $16.5 million and $17.6 million for the three months ended March 31, 2010 and 2009, respectively. Estimated amortization expense for the intangible assets noted above for 2010 and the next five years is as follows:

2010	$58.6 million
2011	$47.5 million
2012	$39.1 million
2013	$34.3 million
2014	$28.0 million
2015	$22.4 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	PORTFOLIO RECEIVABLES

Activity in purchased receivable portfolios for the three months ended March 31, 2010, March 31, 2009 and twelve months ended December 31, 2009, respectively, in thousands, were as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009	Twelve months ended December 31, 2009
Beginning of period	$13,739	$132,746	$132,746
Purchases, net of putbacks	(54)	2,033	1,722
Recoveries, including portfolio sales of $2,009, $3,797 and $8,664	(6,122)	(30,208)	(82,378)
Settlements	—	—	(56,182)
Revenue recognized	4,052	16,804	43,295
Portfolio allowances	—	—	(25,464)

Balance at end of period	11,615	121,375	13,739
Less: current portion	(6,592)	(39,074)	(7,973)

Portfolio receivables, net of current portion	$5,023	$82,301	$5,766

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $10.0 million, $58.7 million and $11.8 million at March 31, 2010, March 31, 2009 and December 31, 2009, respectively.

During the twelve months ended December 31, 2009, we recorded reductions in revenue of $25.5 million as an allowance for impairment of purchased receivable portfolios. The impairments were due to reduced liquidation rates and reduced future collection estimates on existing portfolios. The valuation allowances were calculated in accordance with ASC 310 which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	Three months ended March 31, 2010	Three months ended March 31, 2009	Twelve months ended December 31, 2009
Beginning of period balance	$21,987	$78,940	$78,940
Additions	—	—	25,464
Settlements	—	—	(82,417)

Balance at end of period	$21,987	$78,940	$21,987

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses in thousands consisted of the following as of:

	March 31, 2010	December 31, 2009
Interest payable	$59,695	$25,966
Accrued other taxes (non-income related)	55,665	54,321
Accrued wages	51,243	44,698
Deferred revenue and customer deposits	42,983	54,530
Accrued phone	29,476	23,525
Interest rate hedge position	21,481	16,421
Accrued employee benefit costs	20,138	19,987
Accrued settlements	2,427	2,175
Other current liabilities	34,612	37,756

	$317,720	$279,379

6.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	March 31,	December 31,
	2010	2009

Senior Secured Term Loan Facility, due 2013	$1,461,500	$1,465,263
Senior Secured Term Loan Facility, due 2016	992,327	994,885
Senior Secured Revolving Credit Facility, due 2012	—	72,931
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000
8.5% Mortgage Note, repaid in 2010	—	164

	3,553,827	3,633,243

Less: current maturities	(25,283)	(25,371)

Long-term obligations	$3,528,544	$3,607,872

7.	HEDGING ACTIVITIES

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

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on the forward starting interest rate swaps ranges from 2.56% to 2.60%. The fair value of these forward starting interest rate swaps at March 31, 2010 resulted in a $10.3 million liability.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate and basis swaps	Accrued expenses	$15,688	Accrued expenses	$11,535
Interest rate swaps	Other long-term liabilities	9,792	Other long-term liabilities	8,726

		25,480		20,261

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	5,793	Accrued expenses	4,886
Interest rate swaps	Other long-term liabilities	2,414	Other long-term liabilities	3,257

Total derivatives		$33,687		$28,404

These cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At March 31, 2010, the notional amount of debt under interest rate swap agreements outstanding was $600.0 million.

The following presents, in thousands the impact of interest rate swaps on the consolidated statement of operations for the three months ended March 31, 2010 and March 31, 2009, respectively.

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into net income		Amount of gain (loss) recognized in net income on hedges (ineffective portion) three months ended
Derivatives designated	March 31,			March 31,		March 31,
as hedging instruments	2010	2009		2010	2009	2010	2009
Interest rate swaps	$(3,234)	$413	Interest expense	$—	$617	$—	$990

Total	$(3,234)	$413		$—	$617	$—	$990

During the three months ended March 31, 2010 and 2009, the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated as hedging instruments was $0.1 million and $1.4 million, respectively.

8.	FAIR VALUE DISCLOSURES

Accounting Standards Codification 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. ASC 820:

•

Defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date; and

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with ASC 320 considering the employee's ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, in thousands, are summarized below:

		Fair Value Measurements at March 31, 2010 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$21,485	$21,485	$—	$—	$21,485

Total assets at fair value	$21,485	$21,485	$—	$—	$21,485

Liabilities
Interest rate swaps	$33,687	$—	$33,687	$—	$33,687

Total liabilities at fair value	$33,687	$—	$33,687	$—	$33,687

		Fair Value Measurements at December 31, 2009 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$19,524	$19,524	$—	$—	$19,524

Total assets at fair value	$19,524	$19,524	$—	$—	$19,524

Liabilities
Interest rate swaps	28,404	—	28,404	—	28,404

Total liabilities at fair value	$28,404	$—	$28,404	$—	$28,404

The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at March 31, 2010 was approximately $3,569.0 million compared to the carrying amount of $3,553.8 million. The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at December 31, 2009 was approximately $3,495.7 million compared to the carrying amount of $3,560.1 million.

9.	STOCK-BASED COMPENSATION

The 2006 Executive Incentive Plan (“EIP”) was established to advance the interests of the Company and its affiliates by providing for the grant to participants of stock-based and other incentive awards. Awards under the EIP are intended to align the incentives of the Company’s executives and investors and to improve the performance of the Company. The administrator, subject to approval by the board, will select participants from among those key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the administrator, are in a position to make a significant contribution to the success of the Company and its affiliates. A maximum of 359,986 Equity Strips (each comprised of eight shares of Class A common stock and one share of Class L common stock), in each case pursuant to rollover options (“Management Rollover Options”), were authorized to be delivered in satisfaction of rollover option awards under the EIP. In addition, an aggregate maximum of 11,276,291 shares of Class A common stock may be delivered in satisfaction of other awards under the EIP.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In general, stock options granted under the EIP become exercisable over a period of five years, with 20% of the stock option becoming vested and exercisable at the end of each year. Once an option has vested, it generally remains exercisable during the continuation of the option holder’s service until the tenth anniversary of the date of grant.

Stock Options

The following table presents the stock option activity under the EIP for the three months ended March 31, 2010 and 2009, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2009	504,847	2,523,500	$2.26
Granted	(292,500)	292,500	3.61
Canceled	84,000	(84,000)	2.93
Exercised	—	—	—

Balance at March 31, 2009	296,347	2,732,000	$2.39

Balance at January 1, 2010	454,347	2,501,500	$2.42
Granted	—	—	—
Canceled	33,000	(33,000)	1.64
Exercised	—	(46,500)	1.64

Balance at March 31, 2010	487,347	2,422,000	$2.45

At March 31, 2010, we expect that approximately 72% of options granted will vest over the vesting period.

At March 31, 2010, the intrinsic value of vested options was approximately $8.4 million.

The following table summarizes the information on the options granted under the EIP at March 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,859,500	6.70	$1.64	1,058,500	$1.64
3.61	252,500	8.75	3.61	50,500	3.61
6.36	310,000	7.83	6.36	124,000	6.36

$1.64 - $6.36	2,422,000	7.05	$2.45	1,233,000	$2.20

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during 2009 was $0.97 per option. No option awards were granted during the three months ended March 31, 2010. For option awards granted in 2009, we estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average three year historical stock price volatility for sixteen guideline companies used in applying the market approach to value the Company in its annual appraisal. The expected life for the options granted was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

2009
Risk-free interest rate	1.77%
Dividend yield	0.0%
Expected volatility	36.7%
Expected life (years)	3.0

There was approximately $1.1 million and $1.6 million unrecorded and unrecognized compensation expense related to unvested share based compensation under the EIP at March 31, 2010 and 2009, respectively. No share-based compensation was recorded for the management rollover options as these options were fully vested prior to the recapitalization which triggered the rollover event.

Executive Management Rollover Options

During the three months ended March 31, 2010, no Management Rollover Options were exercised. At March 31, 2010, 295,454 Equity Strip options were fully vested and outstanding. The aggregate intrinsic value of these equity strip options was approximately $38.5 million.

Stock-Based Compensation Expense

The components of stock-based compensation expense in thousands are presented below:

	Three months ended March 31,
	2010	2009
Stock options	$131	$136
Restricted stock	374	199
Deferred compensation - notional shares	377	309

	$882	$644

The net income effect of stock-based compensation expense for the three months ended March 31, 2010 and 2009 was approximately $0.5 million and $0.4 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	EARNINGS PER SHARE

On October 2, 2009, the Company announced its intention to commence an equity offering and accordingly is providing the following information related to earnings per share.

We have two classes of common stock (Class L common stock and Class A common stock). Each Class L share is entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% internal rate of return on that base amount from the date of the recapitalization until the priority return preference is paid in full. Each Class L share also participates in any equity appreciation beyond the priority return on the same per share basis as the Class A shares. Class A shares participate in the equity appreciation after the Class L priority return is satisfied.

The Class L common stock is considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with ASC 260 Earnings Per Share. Losses are not allocated to the Class L common stock in the computation of basic earnings per share as the Class L common stock is not obligated to share in losses.

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

	Three months ended
	March 31,
(In thousands)	2010	2009
Net Income - West Corporation	$36,003	$30,624
Less accretion of Class L Shares (1)	39,581	38,184

Net loss attributable to Class A Shares	$(3,578)	$(7,560)

(1)	Under the two-class method and subsequent to the recapitalization on October 24, 2006, we have allocated to the Class L shareholders their priority return which is equivalent to the accretion and losses are allocated to Class A shareholders as the Class L shareholders do not have a contractual obligation to share in the net losses. Note that the Class L shares have been in place since October 24, 2006, the date of our recapitalization.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended
	March 31,
(In thousands, except per share amounts)	2010	2009
Earnings (loss) per common share:
Basic-Class L	$3.97	$3.84
Basic-Class A	$(0.04)	$(0.09)

Diluted-Class L	$3.81	$3.69
Diluted-Class A	$(0.04)	$(0.09)

Weighted average number of shares outstanding:
Basic-Class L	9,971	9,948
Basic-Class A	87,987	87,673

Dilutive impact of stock options:
Class L Shares	421	414
Diluted Class L Shares	10,392	10,362

For purposes of calculating the diluted earnings per share for the Class A shares, 2.4 million and 2.7 million options outstanding to purchase Class A shares at March 31, 2010 and 2009 have been excluded from the computation of diluted Class A shares outstanding because the income allocable to the Class A shares is a loss therefore their effect is anti-dilutive.

11.	BUSINESS SEGMENTS

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2010	2009
	Amounts in thousands
Revenue:
Unified Communications	$299,192	$278,295
Communication Services	301,829	330,188
Intersegment Eliminations	(1,200)	(1,524)

Total	$599,821	$606,959

Operating Income:
Unified Communications	$77,482	$79,172
Communication Services	39,763	29,283

Total	$117,245	$108,455

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$23,966	$22,035
Communication Services	19,607	25,564

Total	$43,573	$47,599

Capital Expenditures:
Unified Communications	$15,315	$17,826
Communication Services	11,370	12,687
Corporate	8,052	6,088

Total	$34,737	$36,601

	As of March 31, 2010	As of December 31, 2009
	Amounts in thousands
Assets:
Unified Communications	$1,387,697	$1,395,714
Communication Services	1,418,516	1,436,222
Corporate	233,437	213,326

Total	$3,039,650	$3,045,262

For the three months ended March 31, 2010 and 2009, our largest 100 clients represented 57% and 56% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended March 31, 2010 and 2009 was approximately 11% and 12% of our total revenue, respectively. No other client represented more than 10% of our aggregate revenue for the three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2010 and 2009, revenues from non-U.S. countries were approximately 16% and 13%, respectively, of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer's account. Geographic information by organizational region, in thousands, is noted below.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2010	2009
Revenue:
North America	$505,722	$529,636
Europe, Middle East & Africa (EMEA)	66,837	56,997
Asia Pacific	27,262	20,326

Total	$599,821	$606,959

	As of March 31, 2010	As of December 31, 2009
Long-Lived Assets:
North America	$2,238,004	$2,250,795
Europe, Middle East & Africa (EMEA)	225,566	240,393
Asia Pacific	9,714	10,458

Total	$2,473,284	$2,501,646

Canada represented less than 1% of North American revenue during the three months ended March 31, 2010 and 2009. Long-lived assets in Canada represented less than 1% of North American long-lived assets at March 31, 2010 and December 31, 2009.

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately ($1.1) million, and $6.5 million for the three months ended March 31, 2010 and 2009, respectively.

12.	COMMITMENTS AND CONTINGENCIES

West Corporation and certain of our subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff’s suit seeks an unspecified amount of statutory and compensatory damages for alleged violation of the FLSA and minimum wage, unpaid wage and overtime compensation for the maximum period allowed by law. Plaintiffs also seek interest and attorney’s fees. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the suit expired in December 2008. Plaintiff Tammy Kerce filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and also seeking to add multiple state wage and hour claims on a class basis. The parties have reached a tentative settlement and are seeking court approval of the proposed settlement. We have accrued a liability equal to the proposed settlement amount.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

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

		For the Three Months Ended March 31, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$494,689	$105,132	$—	$599,821
COST OF SERVICES	—	221,946	38,877	—	260,823
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	819	186,876	34,058	—	221,753

OPERATING INCOME	(819)	85,867	32,197	—	117,245

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(37,351)	(24,734)	3,036	—	(59,049)
Subsidiary Income	47,650	28,054	—	(75,704)	—
Other, net	1,355	229	(1,711)	—	(127)

Other income (expense)	11,654	3,549	1,325	(75,704)	(59,176)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	10,835	89,416	33,522	(75,704)	58,069

INCOME TAX EXPENSE (BENEFIT)	(25,168)	42,000	5,234	—	22,066

NET INCOME	36,003	47,416	28,288	(75,704)	36,003

LESS NET INCOME-NONCONTROLLING INTEREST	—	—	—	—	—

NET INCOME-WEST CORPORATION	$36,003	$47,416	$28,288	$(75,704)	$36,003

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended March 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$495,425	$119,998	$(8,464)	$606,959
COST OF SERVICES	—	224,445	53,069	(8,464)	269,050
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(474)	193,695	36,233	—	229,454

OPERATING INCOME	474	77,285	30,696	—	108,455

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(33,685)	(28,675)	(1,509)	—	(63,869)
Subsidiary Income	58,952	24,127	—	(83,079)	—
Other, net	(790)	6,886	200	—	6,296

Other income (expense)	24,477	2,338	(1,309)	(83,079)	(57,573)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	24,951	79,623	29,387	(83,079)	50,882

INCOME TAX EXPENSE (BENEFIT)	(5,673)	20,910	3,532	—	18,769

NET INCOME	30,624	58,713	25,855	(83,079)	32,113

LESS NET INCOME-NONCONTROLLING INTEREST	—	14	1,475	—	1,489

NET INCOME-WEST CORPORATION	$30,624	$58,699	$24,380	$(83,079)	$30,624

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		March 31, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,610	$—	$52,214	$(14,273)	$56,551
Trust cash	—	19,892	—	—	19,892
Accounts receivable, net	—	35,266	339,613	—	374,879
Intercompany receivables	—	288,560	—	(288,560)	—
Deferred income taxes receivable	7,270	11,114	6,067	—	24,451
Prepaid assets	10,155	29,687	6,251	—	46,093
Other current assets	4,724	32,921	6,855	—	44,500

Total current assets	40,759	417,440	411,000	(302,833)	566,366
Property and equipment, net	65,956	245,605	27,766	—	339,327
INVESTMENT IN SUBSIDIARIES	958,039	279,177	—	(1,237,216)	—
GOODWILL	—	1,501,948	153,459	—	1,655,407
INTANGIBLES, net	—	267,277	62,149	—	329,426
OTHER ASSETS	102,051	312,246	(265,173)	—	149,124

TOTAL ASSETS	$1,166,805	$3,023,693	$389,201	$(1,540,049)	$3,039,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,783	$78,562	$7,764	$(14,273)	$82,836
Intercompany payables	254,984	—	33,576	(288,560)	—
Accrued expenses	100,712	177,557	39,451	—	317,720
Current maturities of long-term debt	7,552	17,731	—	—	25,283
Income tax payable	(16,361)	9,215	7,146	—	—

Total current liabilities	357,670	283,065	87,937	(302,833)	425,839
LONG-TERM OBLIGATIONS, less current maturities	1,825,130	1,703,414	—	—	3,528,544
DEFERRED INCOME TAXES	2,849	76,591	17,101	—	96,541
OTHER LONG-TERM LIABILITIES	54,635	6,190	1,380	—	62,205

CLASS L COMMON STOCK	1,372,589	—	—	—	1,372,589
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,446,068)	954,433	282,783	(1,237,216)	(2,446,068)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,166,805	$3,023,693	$389,201	$(1,540,049)	$3,039,650

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,349	$—	$66,982	$(10,263)	$59,068
Trust cash	—	14,750	—	—	14,750
Accounts receivable, net	—	42,772	310,850	—	353,622
Intercompany receivables	—	279,853	—	(279,853)	—
Deferred income taxes receivable	10,218	17,498	7,640	—	35,356
Prepaid assets	3,351	24,510	6,202	—	34,063
Other current assets	8,018	26,053	12,686	—	46,757

Total current assets	23,936	405,436	404,360	(290,116)	543,616
Property and equipment, net	60,968	244,137	28,162	—	333,267
INVESTMENT IN SUBSIDIARIES	916,234	274,544	—	(1,190,778)	—
GOODWILL	—	1,500,886	164,683	—	1,665,569
INTANGIBLES, net	—	281,319	69,403	—	350,722
OTHER ASSETS	104,126	295,661	(247,699)	—	152,088

TOTAL ASSETS	$1,105,264	$3,001,983	$418,909	$(1,480,894)	$3,045,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,596	$62,675	$7,851	$(10,263)	$63,859
Intercompany payables	210,985	—	68,868	(279,853)	—
Accrued expenses	62,486	181,667	35,226	—	279,379
Current maturities of long-term debt	7,552	17,819	—	—	25,371
Income taxes payable	(58,670)	50,800	7,870	—	—

Total current liabilities	225,949	312,961	119,815	(290,116)	368,609
LONG-TERM OBLIGATIONS, less current maturities	1,900,555	1,707,317	—	—	3,607,872
DEFERRED INCOME TAXES	17,921	59,333	19,710	—	96,964
OTHER LONG-TERM LIABILITIES	53,583	9,509	1,469	—	64,561
CLASS L COMMON STOCK	1,332,721	—	—	—	1,332,721

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,425,465)	912,863	277,915	(1,190,778)	(2,425,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,105,264	$3,001,983	$418,909	$(1,480,894)	$3,045,262

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$136,141	$(6,387)	$(14,273)	$115,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	—	(544)	—	(544)
Purchase of property and equipment	(8,052)	(23,593)	(3,745)	—	(35,390)
Collections applied to principal of portfolio receivables	—	2,124	—	—	2,124
Other	—	29	—	—	29

Net cash used in investing activities	(8,052)	(21,440)	(4,289)	—	(33,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	59,850	—	—	—	59,850
Payments on revolving credit facilities	(132,781)	—	—	—	(132,781)
Payments of portfolio notes payable	—	(178)	—	—	(178)
Principal payments on the senior secured term loan facility	(1,888)	(4,597)	—	—	(6,485)
Proceeds from stock options exercised including excess tax benefits	69	—	—	—	69
Payments on capital lease obligations	(1,425)	(8)	(14)	—	(1,447)
Other	(59)	—	—	—	(59)

Net cash used in financing activities	(76,234)	(4,783)	(14)	—	(81,031)

Intercompany	100,547	(109,918)	(892)	10,263	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(3,186)	—	(3,186)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,261	—	(14,768)	(4,010)	(2,517)
CASH AND CASH EQUIVALENTS, Beginning of period	2,349	—	66,982	(10,263)	59,068

CASH AND CASH EQUIVALENTS, End of period	$18,610	$—	$52,214	$(14,273)	$56,551

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$68,085	$(19,230)	$48,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(3,846)	(2,869)	(6,715)
Purchase of portfolio receivables	—	(2,033)	—	(2,033)
Purchase of property and equipment	(4,452)	(18,426)	(5,101)	(27,979)
Collections applied to principal of portfolio receivables	—	1,820	11,584	13,404
Other	—	29	—	29

Net cash provided by (used in) investing activities	(4,452)	(22,456)	3,614	(23,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities	—	—	(3,715)	(3,715)
Payments of portfolio notes payable	—	(141)	(9,820)	(9,961)
Principal payments on the senior secured term loan facility	(1,283)	(5,038)	—	(6,321)
Proceeds from stock options exercised including excess tax benefits	2,345	—	—	2,345
Other	(224)	(105)	—	(329)

Net cash provided by (used in) financing activities	838	(5,284)	(13,535)	(17,981)

Intercompany	26,543	(51,252)	24,709	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1,104)	(1,104)

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,929	(10,907)	(5,546)	6,476
CASH AND CASH EQUIVALENTS, Beginning of period	125,674	7,145	35,521	168,340

CASH AND CASH EQUIVALENTS, End of period	$148,603	$(3,762)	$29,975	$174,816

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the cost and reliability of voice and data services;

•	the cost of labor and turnover rates;

•	the impact of changes in interest rates;

•	our ability to manage our current and future indebtedness;

•	revenue from and collections on portfolio receivables; and

•	the impact of foreign currency fluctuations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.

Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and included and elsewhere in this report and included in our SEC filings.

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2009, we managed over 20.8 billion telephony minutes and over 97 million conference calls, facilitated over 240 million 9-1-1 calls, and delivered over 447 million notification calls and over 82 million data messages. With approximately 530,000 telephony ports to handle conference calls, alerts and notifications and customer service, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 205,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

Revisions to Our Organizational Structure

During the third quarter of 2009, we began operating in two segments, Unified Communications and Communication Services. We moved our alerts and notifications division from the Communication Services segment into the Unified Communications segment to leverage the sales channel and product distribution expertise developed in the conferencing and collaboration business. The receivables management division, which was previously reported as a separate segment, is now part of the Communication Services segment. The activities of the receivables management business have become more focused on providing agent-based services to the client base it shares with the other Communication Services businesses. Accordingly, the Communication Services segment is expected to continue to facilitate the use of a common sales force and shared contact center infrastructure to better coordinate agent and workstation productivity and more cost-effectively allocate resources. This revised organizational structure is intended to more closely align each business line with the allocation of resources by our management team and more closely reflects how we manage our business.

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

The principal component of cost of services for our Communication Services segment is labor expense. Labor expense included in cost of services primarily reflects compensation for the agents providing our agent-based services, but also includes compensation for personnel dedicated to emergency communications database management, manufacturing and development of our premise-based public safety solution as well as collection expenses, such as costs of letters and postage, incurred in connection with our receivables management. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients. Significant components of our cost of services in this segment also include variable telephone expense.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. In connection with our recapitalization in 2006, we incurred a significant amount of additional indebtedness. Accordingly, our interest expense has increased significantly over the period since the recapitalization. During 2009, we extended the maturity for $1.0 billion of our existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect at such time). While economic conditions have generally resulted in a tightening of credit availability, the maturity extension helps improve our liquidity profile, particularly when combined with the anticipated reduction of our outstanding indebtedness using a portion of the proceeds of our planned initial public offering, which we announced on October 2, 2009, which will also significantly reduce our interest expense.

Evolution to Automated Technologies. As we have continued our evolution into a diversified and automated technology-driven service provider, our revenue from automated services businesses has grown from 37% of total revenue in 2005 to 67% for the three months ended March 31, 2010 and our operating income from automated services businesses has grown from 53% of total operating income to 87% over the same period. This shift in business mix towards higher growth and higher margin automated processing businesses has driven our adjusted EBITDA margin from 25.0% in 2005 to 27.8% for the three months ended March 31, 2010.

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

Results of Operations

The following overview highlights the areas we believe are important to provide context for better understanding our results of operations and financial condition for the three months ended March 31, 2010. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•	Consolidated revenues decreased 1.2% for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

•	Operating income increased 8.1% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue: Total revenue for the three months ended March 31, 2010 decreased approximately $7.1 million, or 1.2%, to $599.8 million from $607.0 million for the three months ended March 31, 2009. The downturn in the economy continues to affect our business, particularly our agent-based services. Revenue from agent-based services for the three months ended March 31, 2010 decreased by $36.4 million as compared with the three months ended March 31, 2009.

For the three months ended March 31, 2010 and 2009, our top 100 customers represented 57% and 56% of total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, in the three months ended March 31, 2010 and 2009 were approximately 11% and 12%, respectively. No other client accounted for more than 10% of our total revenue in the three months ended March 31, 2010 or 2009.

Revenue by business segment:

	For the three months ended March 31,
	2010	% of Total Revenue	2009	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$299,192	49.9%	$278,295	45.9%	$20,897	7.5%
Communication Services	301,829	50.3%	330,188	54.4%	(28,359)	-8.6%
Intersegment eliminations	(1,200)	-0.2%	(1,524)	-0.3%	324	-21.3%

Total	$599,821	100.0%	$606,959	100.0%	$(7,138)	-1.2%

For the three months ended March 31, 2010, Unified Communications revenue increased $20.9 million, or 7.5%, to $299.2 million from $278.3 million for the three months ended March 31, 2009. The increase in revenue for the three months ended March 31, 2010, is primarily due to $18.1 million from organic growth and $2.8 million from the acquisition of the Stream57 assets. Our international revenue grew to $94.1 million, an increase of 21.7% over the three months ended March 31, 2009. The average rate per minute that we charge our conferencing customers continues to decline while total minutes sold continues to increase.

For the three months ended March 31, 2010, Communication Services revenue decreased approximately $28.4 million, or 8.6%, to $301.8 million from $330.2 million for the three months ended March 31, 2009. The decrease in revenue for the three months ended March 31, 2010 is primarily the result of decreased revenue from our consumer agent-based services and a reduction in purchased paper revenue resulting from our decision to discontinue portfolio receivable purchases.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services decreased approximately $8.2 million, or 3.1%, in the three months ended March 31, 2010, to $260.8 million, from $269.1 million for the three months ended March 31, 2009. As a percentage of revenue, cost of services decreased to 43.5% in the three months ended March 31, 2010 compared to 44.3% for the three months ended March 31, 2009.

Cost of services by business segment:

	For the three months ended March 31,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$115,798	38.7%	$99,490	35.7%	$16,308	16.4%
Communication Services	145,880	48.3%	170,514	51.6%	(24,634)	-14.4%
Intersegment eliminations	(855)	*	(954)	*	99	*

Total	$260,823	43.5%	$269,050	44.3%	$(8,227)	-3.1%

*	Calculation not meaningful

Unified Communications cost of services for the three months ended March 31, 2010 increased $16.3 million, or 16.4%, to $115.8 million from $99.5 million for the three months ended March 31, 2009. As a percentage of this segment’s revenue, Unified Communications, cost of services increased to 38.7% for the three months ended March 31, 2010 from 35.7% for the three months ended March 31, 2009. The increase in cost of services as a percentage of revenue is due primarily to growth in automated call minutes on large global accounts and the web conferencing business which have lower margins as a percent of revenue.

Communication Services cost of services decreased $24.6 million, or 14.4%, in the three months ended March 31, 2010 to $145.9 million from $170.5 million for the three months ended March 31, 2009. As a percentage of this segment’s revenue, Communication Services cost of services decreased to 48.3% for the three months ended March 31, 2009 from 51.6%, for the three months ended March 31, 2009. The reduction in the percentage of cost of services to revenue was largely due to a change in business mix resulting from lower agent-based services revenue.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses decreased by approximately $7.7 million, or 3.4%, to $221.8 million for the three months ended March 31, 2010 from $229.5 million for the three months ended March 31, 2009. As a percentage of revenue, SG&A expenses decreased to 37.0% for the three months ended March 31, 2010 from 37.8% for the three months ended March 31, 2009.

Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Selling, general and administrative expenses in thousands:
Unified Communications	$105,912	35.4%	$99,633	35.8%	$6,279	6.3%
Communication Services	116,186	38.5%	130,391	39.5%	(14,205)	-10.9%
Intersegment eliminations	(345)	*	(570)	*	225	*

Total	$221,753	37.0%	$229,454	37.8%	$(7,701)	-3.4%

*	Calculation not meaningful

Unified Communications SG&A expenses for the three months ended March 31, 2010 increased $6.3 million, or 6.3%, to $105.9 million from $99.6 million for the three months ended March 31, 2009. As a percentage of this segment’s revenue, Unified Communications SG&A expenses decreased to 35.4% for the three months ended March 31, 2010 from 35.8% for the three months ended March 31, 2009.

Communication Services SG&A expenses decreased $14.2 million, or 10.9%, to $116.2 million for the three months ended March 31, 2010 from $130.4 million for the three months ended March 31, 2009. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 38.5% for the three months ended March 31, 2010 from 39.5% for the three months ended March 31, 2009.

Operating income: Operating income increased $8.8 million, or 8.1%, to $117.2 million for the three months ended March 31, 2010 from $108.5 million for the three months ended March 31, 2009. As a percentage of revenue, operating income increased to 19.5% for the three months ended March 31, 2010 from 17.9% for the three months ended March 31, 2009.

Operating income by business segment:

	For the three months ended March 31,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$77,482	25.9%	$79,172	28.4%	$(1,690)	-2.1%
Communication Services	39,763	13.2%	29,283	8.9%	10,480	35.8%

Total	$117,245	19.5%	$108,455	17.9%	$8,790	8.1%

Unified Communications operating income for the three months ended March 31, 2010 decreased approximately $1.7 million, to $77.5 million from $79.2 million for the three months ended March 31, 2009. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 25.9% for the three months ended March 31, 2010 from 28.4% for the three months ended March 31, 2009 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income increased $10.5 million, or 35.8%, to $39.8 million for the three months ended March 31, 2010 from $29.3 million for the three months ended March 31, 2009. As a percentage of this segment’s revenue, Communication Services operating income increased to 13.2% for the three months ended March 31, 2010 from 8.9% for the three months ended March 31, 2009 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities and portfolio notes payable, interest income from short-term investments, gain (loss) on debt transactions denominated in currencies other than the functional currency and sub-lease rental income. Other income (expense) for the three months ended March 31, 2010 was ($59.2) million compared to ($57.6) million for the three months ended March 31, 2009. Interest expense for the three months ended March 31, 2010 was $59.1 million compared to $64.1 million during the three months ended March 31,2009. The change in interest expense was primarily due to lower effective interest rates during the three months ended March 31, 2010 than we experienced during the three months ended March 31, 2009 and lower balances on our long-term obligations. Interest expense during the three months ended March 31, 2009 included a reduction of $1.6 million for the decline in the fair value liability of the interest rate swap hedges which were determined to be ineffective and therefore did not qualify for hedge accounting treatment. During the three months ended March 31, 2010 there was no such ineffectiveness. Interest expense during the three months ended March 31, 2009 also included a $1.2 million reduction for interest rate swaps that did not qualify for hedge accounting treatment. Interest expense during the three months ended March 31, 2010 included a $0.1 million increase for interest rate swaps that did not qualify for hedge accounting treatment.

During the three months ended March 31, 2010, we recognized a $1.2 million loss on foreign currency exchange rate changes on affiliate transactions. During the three months ended March 31, 2009, we recognized $7.1 million of non-cash foreign currency gain on debt transactions denominated in currencies other than the functional currency related to the unrealized gain on a Euro denominated debt in our UK line of credit and the foreign currency exchange gain on affiliate transactions.

Non-controlling interest income: We did not incur any non-controlling interest for the three months ended March 31, 2010 compared to non-controlling interest of $1.5 million during the three months ended March 31, 2009. During the fourth quarter of 2009, a settlement was reached in litigation between one of our former portfolio receivable lenders (non-controlling interests). As a result of this settlement, we purchased the non-controlling interest of one former majority-owned subsidiary. During the fourth quarter, we also abandoned our interest in another majority-owned subsidiary.

Net income – West Corporation: Net income increased $5.4 million for the three months ended March 31, 2010 to $36.0 million from $30.6 million for the three months ended March 31, 2009. Net income includes a provision for income tax expense at an effective rate of approximately 38.0% for the three months ended March 31, 2010, compared to 36.9% for the three months ended March 31, 2009.

Earnings (Loss) per common share: Earnings per common L share-basic for the three months ended March 31, 2010 improved to $3.97 from $3.84 for the three months ended March 31, 2009. Earnings per common L share-diluted for the three months ended

March 31, 2010 improved to $3.81 from $3.69 for the three months ended March 31, 2009. Loss per common A share-basic and diluted for the three months ended March 31, 2010 was ($0.04) compared to ($0.09) for the three months ended March 31, 2009.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 and amendments to the Registration Statement on December 1, 2009, December 16, 2009 and February 16, 2010 pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and the Sponsors. We may also use a portion of the net proceeds received by us to repurchase certain of our notes and for working capital and other general corporate purposes.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented in thousands:

	For the Three Months Ended March 31,
	2010	2009	Change	% Change
Cash flows from operating activities	$115,481	$48,855	$66,626	136.4%
Cash flows from (used in) investing activities	$(33,781)	$(23,294)	$(10,487)	45.0%
Cash flows from (used in) financing activities	$(81,031)	$(17,981)	$(63,050)	350.6%

Net cash flows from operating activities increased $66.6 million, or 136.4%, to $115.5 million for the three months ended March 31, 2010, compared to net cash flows from operating activities of $48.9 million for the three months ended March 31, 2009. The increase in net cash flows from operating activities is primarily due to increases in accrued payroll, accrued expenses and accounts payable due to the timing of the payroll cycle and payments to vendors. Also contributing to the increase in cash flows from operating activities was the increase in net income, offset by an increase in accounts receivable.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 56 days at March 31, 2010. At March 31, 2009, DSO was 54 days.

Net cash flows used in investing activities increased $10.5 million to $33.8 million for the three months ended March 31, 2010, compared to net cash flows used in investing activities of $23.3 million for the three months ended March 31, 2009. We invested $35.4 million in capital expenditures during the three months ended March 31, 2010 compared to $28.0 million for the three months ended March 31, 2009. Investing activities during the three months ended March 31, 2010 included the cash proceeds applied to amortization of receivable portfolios of $2.1 million, compared to $11.4 million, net of $2.0 million purchases of receivable portfolios, during the three months ended March 31, 2009. No receivable portfolios were purchased during the three months ended March 31, 2010.

Net cash flows used in financing activities increased $63.0 million to $81.0 million for the three months ended March 31, 2010, compared to net cash flows used in financing activities of $18.0 million for the comparable period in 2009. During the three months ended March 31, 2010, net cash flows used in financing activities primarily included net payments on our revolving credit facility of $72.9 million, which paid off the outstanding balance on our $250.0 million U.S. revolving credit facility. During the three months ended March 31, 2010, payments on portfolio notes payable of $0.2 million were made compared to $10.0 million during the three months ended March 31, 2009.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

The senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with balloon payments at maturity date of October 24, 2013 and July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) of approximately $1,408.8 million and $928.4 million, respectively. Pricing of the senior secured term loan facility, due 2013, is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at March 31, 2010), and from 1.125% to 1.75% for base rate loans (Base Rate plus 1.375% at March 31, 2010). The interest rate margins for the senior secured term loans due 2016 are based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (as of March 31, 2010, LIBOR plus 3.875%), and from 2.625% to 3.25% for base rate loans (as of March 31, 2010, base rate plus 2.875%), except for the $134.0 million term loan expansion, which is priced at LIBOR (subject to a 3.5% floor) plus 5.0%, and base rate plus 4.0% for base rate loans. The rate at March 31, 2010 is Base Rate plus 4.0% or 7.25%. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for the three months ended March 31, 2010 and March 31, 2009 were 4.49% and 5.20%, respectively.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.25% at March 31, 2010), and the margin ranges from 0.75% to 1.50% for base rate loans (base rate plus 1.25% at March 31, 2010). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the revolving credit facility during the three months ended March 31, 2010 and 2009 was $33.7 million and $224.0 million, respectively. The highest balance outstanding on the revolving credit facility during the three months ended March 31, 2010 and 2009 was $80.9 million and $224.0 million, respectively.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $311.1 million, including the aggregate amount of $80.1 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At March 31, 2010 we had $600.0 million of the outstanding $2,453.8 million senior secured term loan facility hedged at rates from 3.38% to 3.532%.

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on these forward starting interest rate swaps ranges from 2.56% to 2.60%.

Multicurrency revolving credit facility

InterCall Conferencing Services Limited (“ICSL”), a foreign subsidiary of InterCall, maintains a $75.0 million multicurrency revolving credit facility. The credit facility is secured by substantially all of the assets of ICSL, and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures on May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.375% to 3.125% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)). The margin at March 31, 2010 was 2.375%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility during the three months ended March 31, 2009 was 6.1%. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

There was no outstanding balance on the multicurrency revolving credit facility at March 31, 2010 or at any time during the three months ended March 31, 2010, compared to an outstanding balance of $41.8 million at March 31, 2009. The average daily outstanding balance of the multicurrency revolving credit facility during the three months ended March 31, 2009 was $44.3 million. The highest balance outstanding on the multicurrency revolving credit facility during the three months ended March 31, 2009 was $48.2 million.

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

Year	Percentage
2011	105.500
2012	103.667
2013	101.833
2014	100.000

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Adjusted EBITDA (as defined by our debt agreement) may not exceed 6.25 to 1.0 at March 31, 2010 and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.75 to 1.0 at March 31, 2010. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2010. These financial covenants will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 3.75 to 1.0 in 2013 and the interest coverage ratio reaches 2.50 to 1.0 in 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

Senior Notes – The senior notes indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.

Senior Subordinated Notes – The senior subordinated indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.

Multicurrency Revolving Credit Facility – ICSL is required to comply on a quarterly basis with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of ICSL and its subsidiaries (“InterCall UK Group”) cannot exceed 2.50 to 1.0 tested as of the last day of each of the next four fiscal quarters (beginning with the fiscal quarter ended June 30, 2009) and 2.25 to 1.0 tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0 to 1.0 as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, increases over the life of the agreement from £47.5 million in 2009 to £50.0 million in 2010 and thereafter.

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

At March 31, 2010 our credit ratings and outlook were as follows:

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

Sales of Accounts Receivable

During 2009, West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia Bank, National Association. Under the facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At March 31, 2010 there was no funding under the facility.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to our contractual obligations since December 31, 2009.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $34.7 million for the three months ended March 31, 2010, compared to $36.6 million for the three months ended March 31, 2009. We currently estimate our capital expenditures for the remainder of 2010 to be approximately $75.3 million to $95.3 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $311.1 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through September 2012 and are renewed as required. The outstanding commitment on these obligations at March 31, 2010 was $15.9 million.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board updated ASC Topic 860, Transfers and Servicing, which significantly changes the accounting for transfers of financial assets and was effective January 1, 2010. The update to ASC 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. Based on the adoption of this guidance, we believe our Accounts Receivable Securitization program, if drawn upon, would require consolidation.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. The accounting policies we consider critical are our accounting policies with respect to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets, and income taxes.

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effects of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of March 31, 2010, we had $2,453.8 million outstanding under our senior secured term loan facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes, $0.5 million outstanding under the portfolio notes payable facilities and no balances outstanding under our revolving credit facilities.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at March 31, 2010 consist of the following:

	Outstanding at variable interest rates	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility (1)	$1,853,827	$2,317.3
Portfolio Notes Payable Facilities	508	0.6

Variable rate debt	$1,854,335	$2,317.9

(1)	Net of $600.0 million interest rate swaps

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the three months ended March 31, 2010, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On March 31, 2010 and March 31, 2009 the Communication Services segment had no material revenue outside the United States. Our contact centers in Jamaica and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars. Our facility in Canada operates under revenue contracts denominated primarily in U.S. dollars.

For the three months ended March 31, 2010 and 2009, revenues from non-U.S. countries were approximately 16% and 13% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. At March 31, 2010 and December 31, 2009, long-lived assets from non-U.S. countries were both approximately 10%. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. At March 31, 2010, we had $600.0 million of the outstanding $2,453.8 million in borrowings under the senior secured term loan facility hedged.

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed LIBOR rate on the forward starting interest rate swaps ranges from 2.56% to 2.60%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the three months ended March 31, 2010, the application utilized in the performance of a majority of our North American billing procedures for conferencing services was replaced. The replacement billing platform offers enhanced functionality and increased automation of internal controls relating to sales, customer service, accounts receivable and collections. There were no other changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. No corrective actions were required or taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we and certain of our subsidiaries are defendants in various litigation matters and are subject to claims from our clients for indemnification, some of which involve claims for damages that are substantial in amount. We believe the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff’s suit seeks an unspecified amount of statutory and compensatory damages for alleged violation of the FLSA and minimum wage, unpaid wage and overtime compensation for the maximum period allowed by law. Plaintiffs also seek interest and attorney’s fees. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The deadline for joining the suit expired in December 2008. Plaintiff Tammy Kerce filed a Motion to Amend her Complaint seeking to assert a nation-wide class action based on alleged violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and also seeking to add multiple state wage and hour claims on a class basis. The parties have reached a tentative settlement and are seeking court approval of the proposed settlement. We have accrued a liability equal to the proposed settlement amount.

Item 5.	Other Information

During the three months ended March 31, 2010, 4,779 Class A Common Shares and 180 Class L Common shares were purchased by the Company for approximately $60,000.

Item 6.	Exhibits

10.01	Form of Indemnification Agreement between West Corporation and its directors and officers

10.02	Agreement of Resignation, Appointment and Acceptance, dated as of April 8, 2010 by and among West Corporation, The Bank of New York Mellon, as prior trustee, and The Bank of New York Mellon Trust Company, N.A. as successor Trustee with respect to West Corporation’s $650 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014

10.03	Agreement of Resignation, Appointment and Acceptance, dated as of April 8, 2010 by and among West Corporation, The Bank of New York Mellon, as prior trustee, and The Bank of New York Mellon Trust Company, N.A. as successor Trustee with respect to West Corporation’s $450 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.04	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan, dated as of April 30, 2010

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
R. Patrick Shields
Senior Vice President - Chief Accounting Officer

Date: May 7, 2010

Exhibit Index

Exhibit Number

10.01	Form of Indemnification Agreement between West Corporation and its directors and officers

10.02	Agreement of Resignation, Appointment and Acceptance, dated as of April 8, 2010 by and among West Corporation, The Bank of New York Mellon, as prior trustee, and The Bank of New York Mellon Trust Company, N.A. as successor Trustee with respect to West Corporation’s $650 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014

10.03	Agreement of Resignation, Appointment and Acceptance, dated as of April 8, 2010 by and among West Corporation, The Bank of New York Mellon, as prior trustee, and The Bank of New York Mellon Trust Company, N.A. as successor Trustee with respect to West Corporation’s $450 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.04	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan, dated as of April 30, 2010

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002