Form 10-Q
period 2010-06-30
WEST CORP
filed 2010-08-02
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 26, 2010, 87,987,184.7 shares of the registrant’s Class A common stock and 9,970,565.5875 shares of the registrant’s Class L common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and stockholders’ deficit and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

August 2, 2010

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE	$596,549	$606,907	$1,196,370	$1,213,866
COST OF SERVICES	263,433	269,268	524,256	538,318
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	214,639	229,893	436,392	459,347

OPERATING INCOME	118,477	107,746	235,722	216,201

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $70, $0, $144 and $195	(59,882)	(63,616)	(118,931)	(127,484)
Other	(58)	(802)	(185)	5,493

Other expense	(59,940)	(64,418)	(119,116)	(121,991)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	58,537	43,328	116,606	94,210

INCOME TAX EXPENSE	22,244	16,202	44,310	34,971

NET INCOME	36,293	27,126	72,296	59,239

LESS NET INCOME - NONCONTROLLING INTEREST	—	691	—	2,180

NET INCOME - WEST CORPORATION	$36,293	$26,435	$72,296	$57,059

EARNINGS (LOSS) PER COMMON SHARE:

Basic Class L Shares	$4.13	$3.54	$8.10	$7.38

Diluted Class L Shares	$3.96	$3.39	$7.77	$7.08

Basic Class A Shares	$(0.06)	$(0.10)	$(0.10)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L Shares	9,971	9,948	9,971	9,948
Dilutive impact of potential common shares from stock options	423	437	422	426

Diluted Class L Shares	10,394	10,385	10,393	10,374

Basic Class A Shares	87,987	87,334	87,987	87,417

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,182	$59,068
Trust and restricted cash	16,565	14,750
Accounts receivable, net of allowance of $10,761 and $11,819	385,463	353,622
Deferred income taxes receivable	18,027	35,356
Prepaid assets	40,122	34,063
Other current assets	37,478	46,757

Total current assets	563,837	543,616
PROPERTY AND EQUIPMENT:
Property and equipment	1,060,762	1,024,005
Accumulated depreciation and amortization	(724,531)	(690,738)

Total property and equipment, net	336,231	333,267
GOODWILL	1,647,560	1,665,569
INTANGIBLE ASSETS, net of accumulated amortization of $325,287 and $298,132	313,864	350,722
OTHER ASSETS	147,270	152,088

TOTAL ASSETS	$3,008,762	$3,045,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$75,259	$63,859
Accrued expenses	297,336	279,379
Current maturities of long-term debt	12,642	25,371
Income tax payable	4,551	—

Total current liabilities	389,788	368,609

LONG-TERM OBLIGATIONS, less current maturities	3,522,224	3,607,872
DEFERRED INCOME TAXES	88,177	96,964
OTHER LONG-TERM LIABILITIES	68,725	64,561

Total liabilities	4,068,914	4,138,006

COMMITMENTS AND CONTINGENCIES (Note 13)

CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,971 AND 9,971 SHARES ISSUED AND OUTSTANDING	1,413,958	1,332,721

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 88,000 and 87,999 shares issued and 87,987 and 87,991 shares outstanding	88	88
Retained deficit	(2,415,686)	(2,408,770)
Accumulated other comprehensive loss	(58,416)	(16,730)
Treasury stock at cost (13 and 8 shares)	(96)	(53)

Total stockholders’ deficit	(2,474,110)	(2,425,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,008,762	$3,045,262

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,296	$59,239
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	51,744	52,839
Amortization	34,573	43,833
Unrealized gain on foreign denominated debt	—	(4,194)
Provision for share based compensation	1,728	715
Deferred income tax expense	17,824	9,022
Amortization of debt acquisition costs	8,009	8,289
Other	8	(2,202)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(25,754)	(20,630)
Trust and restricted cash	(1,814)	(17,601)
Other assets	(8,203)	(7,187)
Accounts payable	18,873	(5,540)
Accrued expenses, other liabilities and income tax payable	17,911	(15,589)

Net cash flows from operating activities	187,195	100,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash received of $1,902 and $8,631	(12,180)	108
Purchases of property and equipment	(66,175)	(63,767)
Collections applied to principal of portfolio receivables, net of purchases of $0 and $1,967	3,862	23,750
Other	30	247

Net cash flows from investing activities	(74,463)	(39,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	134,850	—
Payments on revolving credit and accounts receivable facilities	(207,781)	(9,863)
Payments on portfolio notes payable	(368)	(19,725)
Principal repayments on long-term obligations	(25,448)	(12,642)
Proceeds from stock options exercised including excess tax benefits	76	2,345
Payments of capital lease obligations	(1,609)	(674)
Other	(59)	(28)

Net cash flows from financing activities	(100,339)	(40,587)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5,279)	1,352
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,114	22,097
CASH AND CASH EQUIVALENTS, Beginning of period	59,068	168,340

CASH AND CASH EQUIVALENTS, End of period	$66,182	$190,437

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Class A Common Stock	Additional Paid - in Capital	Retained Deficit	Noncontrolling interest	Treasury Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Deficit
BALANCE, January 1, 2010	$88	$—	$(2,408,770)	$—	$(53)	$(4,147)	$(12,583)	$(2,425,465)
Net income			72,296					72,296
Foreign currency translation adjustment, net of tax of $21,321						(34,788)		(34,788)
Unrealized loss on cash flow hedges, net of tax of $4,227							(6,898)	(6,898)

Total comprehensive income								30,610
Purchase of stock at cost (4,779 Class A shares)					(43)			(43)
Executive Deferred Compensation Plan contributions		412						412
Stock options exercised including related tax benefits (46,500 Class A shares)		76						76
Share based compensation		1,033						1,033
Accretion of Class L common stock priority return preference		(1,521)	(79,212)					(80,733)

BALANCE, June 30, 2010	$88	$—	$(2,415,686)	$—	$(96)	$(38,935)	$(19,481)	$(2,474,110)

BALANCE, January 1, 2009	$87	$—	$(2,334,398)	$3,632	$(53)	$(6,002)	$(24,013)	$(2,360,747)
Net income			57,059	2,180				59,239
Foreign currency translation adjustment, net of tax of $88						144		144
Reclassification a cash flow hedge into earnings							1,234	1,234
Unrealized gain on cash flow hedges, net of tax of $4,746							7,744	7,744

Total comprehensive income								68,361
Noncontrolling interest distributions				(2,305)				(2,305)
Executive Deferred Compensation Plan contributions		1,452						1,452
Stock options exercised including related tax benefits (40,225 Class L shares and 321,800 Class A shares)		2,345						2,345
Share based compensation		715						715
Accretion of Class L common stock priority return preference		(4,512)	(68,914)					(73,426)

BALANCE, June 30, 2009	$87	$—	$(2,346,253)	$3,507	$(53)	$(5,858)	$(15,035)	$(2,363,605)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF CONSOLIDATION AND PRESENTATION

Business Description – West Corporation (the “Company” or “West”) is a leading provider of technology-driven, voice-oriented solutions. “We”, “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer our clients a broad range of communications and infrastructure management solutions that help them manage or support critical communications. The scale and processing capacity of our proprietary technology platforms, combined with our world-class expertise and processes in managing telephony and human capital, enable us to provide our clients with premium outsourced communications solutions. Our automated service and conferencing solutions are designed to improve our clients’ cost structure and provide reliable, high-quality services. Our solutions also help deliver mission-critical services, such as public safety and emergency communications. We serve Fortune 1000 companies and other clients in a variety of industries, including telecommunications, banking, retail, financial services, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

We operate in two business segments:

•

Unified Communications, including reservationless, operator-assisted, web and video conferencing services, alerts and notifications services and consulting, project management and implementation of hosted and managed unified communications solutions; and

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

•

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

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

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2010 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue Recognition – In our Unified Communications segment, our conferencing and collaboration services are generally billed and revenue recognized on a per participant minute basis or per seat basis and our alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. Our Communication Services segment recognizes revenue for automated and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, clients are generally progress-billed prior to the completion of the installation and these advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. As of January 1, 2010, the Company early adopted new revenue recognition guidance for contracts signed after December 31, 2009, whereby revenue, and associated expense, is recognized when multiple elements are completed rather than recognizing 100% of revenue and expense upon contract completion. This guidance was adopted prospectively and specifically for the product sales and installation for the emergency communications services revenue. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract or the expected life of the client relationship, whichever is longer.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Common Stock – Our equity investors (i.e., an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “sponsors”), Mary and Gary West, who are the founders of West, and certain members of management) own a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share per strip). Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with ASC 480-10-S99, Classification and Measurement of Redeemable Securities. At June 30, 2010 and December 31, 2009, the 12% priority return preference has been accreted and included in the Class L share balance.

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

A reconciliation of the Class L common shares is presented below, in thousands:

	Six months ended June 30, 2010	Six months ended June 30, 2009
Beginning of period balance	$1,332,721	$1,158,159
Accretion of class L common stock priority return preference	80,733	73,426
Executive Deferred Compensation Plan contributions and other	504	4,199

End of period balance	$1,413,958	$1,235,784

Cash and Cash Equivalents – We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust and Restricted Cash – Trust cash represents cash collected on behalf of our clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients. Restricted cash primarily represents cash held as collateral for certain letters of credit.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Foreign Currency and Translation of Foreign Subsidiaries – The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ deficit and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Subsequent Events – In accordance with the provisions of ASC 855, we have evaluated subsequent events through August 2, 2010. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board updated ASC Topic 860, Transfers and Servicing, which significantly changes the accounting for transfers of financial assets and was effective January 1, 2010. The update to ASC 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. At June 30, 2010, we had no outstanding borrowings under our Accounts Receivable Securitization program. When we have outstanding borrowings, the borrowings and related receivables will be consolidated.

In September 2009, the Emerging Issues Task Force issued guidance relating to revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. As of January 1, 2010, the Company early adopted this guidance on a prospective basis specifically for the product sales and installation recorded for the emergency communications services revenue. The effect of this early adoption on revenue during the three and six months ended June 30, 2010 was approximately $6.4 million and $8.1 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	ACQUISITIONS

Holly

On June 1, 2010, we completed the acquisition of Holly Australia Pty Ltd, (“Holly”), a provider of carrier- grade voice platforms. The purchase price was $9.2 million and was funded by cash on hand. The results of operations for Holly have been included in the Consolidated Financial Statements in the Communication Services segment since June 1, 2010.

The following table summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at June 1, 2010. The finite lived intangible assets are comprised of trade names, non-competition agreements and customer lists. We are in the process of completing the valuation of certain intangible assets and acquisition accounting allocation, and accordingly the information presented with respect to the acquisition is subject to adjustments.

(Amounts in thousands) June 1, 2010
Working Capital	$1,630
Property and equipment	110
Intangible assets	4,300
Goodwill	4,486
Deferred taxes	(1,290)

Total net assets acquired	$9,236

SKT

On April 1, 2010, we completed the acquisition of the SKT Business Communication Solutions division, of the Southern Kansas Telephone Company, Inc., (“SKT”) a provider of professional services, systems integration and information technology firm specializing in the consulting, project management and implementation of unified communications solutions. The purchase price was $3.8 million and was funded by cash on hand. The results of operations of SKT have been included in the Consolidated Financial Statements in the Unified Communications segment since April 1, 2010.

The following table summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at April 1, 2010. The finite lived intangible assets are comprised of trade names, non-competition agreements and customer lists. We are in the process of completing the valuation of certain intangible assets and acquisition accounting allocation, and accordingly the information presented with respect to the acquisition is subject to adjustments.

(Amounts in thousands) April 1, 2010
Working Capital	$2,057
Property and equipment	209
Intangible assets	798
Goodwill	736

Total net assets acquired	$3,800

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stream57

On December 31, 2009, we completed the acquisition of the assets of Stream57, LLC (“Stream57”), a New York, New York based global provider of web event services, also known as webcasts or webinars. The purchase price was approximately $28.2 million and was funded by cash on hand and partial use of our senior secured revolving credit facility. The assets acquired and liabilities assumed, including intangible assets and liabilities, were included in our December 31, 2009 consolidated balance sheet. The results associated with the acquired Stream57 assets have been included in the operating results of the Unified Communications segment since January 1, 2010.

The following table summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at December 31, 2009. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships. During the three months ended June 30, 2010, we completed the process of valuing certain intangible assets and the acquisition accounting allocation.

(Amounts in thousands) December 31, 2009
Working Capital	$(13)
Property and equipment	355
Intangible assets	7,060
Goodwill	20,873

Total assets acquired	28,275

Non-current deferred taxes	111

Total liabilities assumed	111

Net assets acquired	$28,164

Pro forma

Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2010 and 2009, respectively, would have been, as follows, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$597,360	$615,560	$1,201,176	$1,228,242
Net Income	$35,646	$26,842	$71,459	$56,311

Loss per Common Share
Basic Class A Shares	$(0.06)	$(0.10)	$(0.11)	$(0.20)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment in thousands for the six months ended June 30, 2010:

	Unified Communications	Communication Services	Consolidated
Balance at December 31, 2009	$854,466	$811,103	$1,665,569
Acquisitions	736	4,597	5,333
Acquisition accounting adjustments	1,062	98	1,160
Foreign currency translation adjustment	(24,599)	97	(24,502)

Balance at June 30, 2010	$831,665	$815,895	$1,647,560

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of Holly and SKT were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time-consuming steps including information gathering, verification and review. We expect to finalize this process in 2010. Goodwill recognized for the Holly and SKT acquisitions at June 30, 2010 was approximately $4.5 million and $0.7 million, respectively.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of Holly included a reduction of future licensing costs and expansion of voice software product offerings.

Factors that contributed to a purchase price resulting in the recognition of goodwill, deductible for tax purposes, for the purchase of SKT included expansion of unified communications offerings including professional services and systems integration.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of June 30, 2010			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$461,607	$(268,898)	$192,709	9.1
Technology & Patents	96,192	(38,116)	58,076	10.5
Trade names	58,710	—	58,710	Indefinite
Trade names (finite-lived)	12,108	(8,729)	3,379	4.6
Other intangible assets	10,534	(9,544)	990	5.6

Total	$639,151	$(325,287)	$313,864

	As of December 31, 2009			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$473,301	$(247,927)	$225,374	9.0
Technology & Patents	95,909	(35,060)	60,849	10.5
Trade names	59,966	—	59,966	Indefinite
Trade names (finite-lived)	9,090	(6,101)	2,989	5.4
Other intangible assets	10,588	(9,044)	1,544	5.6

Total	$648,854	$(298,132)	$350,722

Amortization expense for finite-lived intangible assets was $15.7 million and $16.8 million for the three months ended June 30, 2010 and 2009, respectively, and $32.2 million and $34.4 million for the six months ended June 30, 2010 and 2009, respectively. Estimated amortization expense for the intangible assets noted above for 2010 and the next five years is as follows:

2010	$ 57.9 million
2011	$ 47.4 million
2012	$ 39.1 million
2013	$ 34.3 million
2014	$ 28.1 million
2015	$ 22.4 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	PORTFOLIO RECEIVABLES

Activity in purchased receivable portfolios for the six months ended June 30, 2010 and 2009 and twelve months ended December 31, 2009, respectively, in thousands, were as follows:

	Six months ended June 30, 2010	Six months ended June 30, 2009	Twelve months ended December 31, 2009
Beginning of period	$13,739	$132,746	$132,746
Purchases, net of putbacks	(69)	1,967	1,722
Recoveries, including portfolio sales of $0, $5,714 and $8,664	(11,905)	(54,758)	(82,378)
Settlements	—	—	(56,182)
Revenue recognized	8,111	29,042	43,295
Portfolio allowances	—	—	(25,464)

Balance at end of period	9,876	108,997	13,739
Less: current portion	(5,467)	(41,458)	(7,973)

Portfolio receivables, net of current portion	$4,409	$67,539	$5,766

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $8.4 million, $81.6 million and $11.8 million at June 30, 2010 and 2009 and December 31, 2009, respectively.

During the twelve months ended December 31, 2009, we recorded reductions in revenue of $25.5 million as an allowance for impairment of purchased receivable portfolios. The impairments were due to reduced liquidation rates and reduced future collection estimates on existing portfolios. The valuation allowances were calculated in accordance with ASC 310, which requires that a valuation allowance be taken for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a portfolio pool. The following presents the change in the portfolio allowance of portfolio receivables, in thousands:

	Six months ended June 30, 2010	Six months ended June 30, 2009	Twelve months ended December 31, 2009
Beginning of period balance	$21,987	$78,940	$78,940
Additions	—	—	25,464
Settlements	—	—	(82,417)

Balance at end of period	$21,987	$78,940	$21,987

5.	ASSET SECURITIZATION

In 2009, we entered into an asset securitization facility collateralized by accounts receivable of certain of our subsidiaries. The facility is conducted through a consolidated wholly-owned, bankruptcy-remote subsidiary. The facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in ASC Topic 860 “Transfers and Servicing”. Accordingly, when borrowed, the accounts receivable and related debt obligation will remain on the Company’s Condensed Consolidated Balance Sheets. The maximum amount available under the facility is $125.0 million. During the six months ended June 30, 2010, we borrowed and repaid $30.0 million on the asset securitization facility. At June 30, 2010 and December 31, 2009 the facility was undrawn. The average daily outstanding balance during the three and six months ended June 30, 2010, was $2.5 million and $1.3 million, respectively. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The current facility is subject to renewal in August 2012.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our senior secured credit facility.

6.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	June 30, 2010	December 31, 2009
Accrued wages	$61,759	$44,698
Accrued other taxes (non-income related)	50,659	54,321
Deferred revenue and customer deposits	39,307	54,530
Interest payable	31,885	25,966
Accrued phone	30,759	23,525
Interest rate hedge position	26,043	16,421
Accrued employee benefit costs	19,232	19,987
Accrued settlements	1,255	2,175
Other current liabilities	36,437	37,756

	$297,336	$279,379

7.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	June 30, 2010	December 31, 2009
Senior Secured Term Loan Facility, due 2013	$1,450,211	$1,465,263
Senior Secured Term Loan Facility, due 2016	984,655	994,885
Senior Secured Revolving Credit Facility, due 2012	—	72,931
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000
8.5% Mortgage Note, repaid in 2010	—	164

	3,534,866	3,633,243

Less: current maturities	(12,642)	(25,371)

Long-term obligations	$3,522,224	$3,607,872

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	HEDGING ACTIVITIES

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

During the second quarter of 2010, we entered into three interest rate swaps for a total notional value of $500.0 million. The fixed interest rate on the interest rate swaps ranges from 1.685% to 1.6975%. The fair value of these interest rate swaps at June 30, 2010 resulted in recording a $5.6 million liability.

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on the forward starting interest rate swaps ranges from 2.56% to 2.60%. The fair value of these forward starting interest rate swaps at June 30, 2010 resulted in recording a $13.0 million liability.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate and basis swaps	Accrued expenses	$20,048	Accrued expenses	$11,535
Interest rate swaps	Other long-term liabilities	11,291	Other long-term liabilities	8,726

		31,339		20,261

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	5,995	Accrued expenses	4,886
Interest rate swaps	Other long-term liabilities	999	Other long-term liabilities	3,257

Total derivatives		$38,333		$28,404

These cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At June 30, 2010, the notional amount of debt outstanding under interest rate swap agreements and forward starting interest rate swaps was $1,600.0 million. The notional amount of debt under the forward interest rate swaps at June 30, 2010, was $500.0 million. These forward starting interest rate swaps are effective beginning in July 2010.

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Amount of gain (loss) recognized in OCI For the three months ended June 30,		Location of gain (loss) reclassified from OCI into net income	Amount of gain reclassified from OCI into net income for the three months ended June 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended June 30,
Derivatives designated as hedging instruments	2010	2009		2010	2009	2010	2009

Interest rate swaps	$(3,664)	$7,331	Interest expense	$—	$617	$54	$667

	For the six months ended June 30,			For the six months ended June 30,		For the six months ended June 30,
	2010	2009		2010	2009	2010	2009

Interest rate swaps	$(6,898)	$7,744	Interest expense	$—	$1,234	$54	$1,657

During the three months ended June 30, 2010 and June 30, 2009, the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated as hedging instruments was a reduction to interest expense of $1.2 million and $3.5 million, respectively. During the six months ended June 30, 2010 and June 30, 2009, the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated as hedging instruments was a $1.1 million and $5.7 million reduction to interest expense, respectively.

9.	FAIR VALUE DISCLOSURES

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320 Investments-Debt and Equity Securities (“ASC 320”) the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

Interest rate swaps. The effect of the interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt that is hedged. We record the interest rate swaps at fair value. The fair value of the interest rate swaps is based on a model whose inputs are observable, therefore, the fair value of these interest rate swaps is based on a Level 2 input.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, in thousands, are summarized below:

		Fair Value Measurements at June 30, 2010 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$21,530	$21,530	$—	$—	$21,530

Liabilities
Interest rate swaps	$38,333	$—	$38,333	$—	$38,333

		Fair Value Measurements at December 31, 2009 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$19,524	$19,524	$—	$—	$19,524

Liabilities
Interest rate swaps	$28,404	$—	$28,404	$—	$28,404

The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at June 30, 2010 was approximately $3,407.8 million compared to the carrying amount of $3,534.9 million. The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at December 31, 2009 was approximately $3,495.7 million compared to the carrying amount of $3,560.1 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The following table presents the stock option activity under the EIP for the six months ended June 30, 2010 and 2009, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2009	504,847	2,523,500	$2.26
Granted	(292,500)	292,500	3.61
Canceled	148,000	(148,000)	2.28
Exercised	—	—	—

Balance at June 30, 2009	360,347	2,668,000	$2.40

Balance at January 1, 2010	454,347	2,501,500	$2.42
Granted	(235,000)	235,000	9.04
Canceled	49,000	(49,000)	1.88
Exercised	—	(46,500)	(1.64)

Balance at June 30, 2010	268,347	2,641,000	$3.04

At June 30, 2010, we expect that approximately 72% of options granted will vest over the vesting period.

At June 30, 2010, the intrinsic value of vested options was approximately $8.5 million.

The following table summarizes the information on the options granted under the EIP at June 30, 2010:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,849,500	6.44	$1.64	1,070,000	$1.64
3.61	246,500	8.50	3.61	50,500	3.61
6.36	310,000	7.58	6.36	124,000	6.36
9.04	235,000	9.83	9.04	—	—

$1.64 - $9.04	2,641,000	7.08	$3.04	1,244,500	$2.19

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during 2010 and 2009 were $4.09 and $0.97 per option, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility was implied using the average six and one-half and three year historical stock price volatility for eighteen and sixteen guideline companies in 2010 and 2009, respectively, which were used in applying the market approach to value the Company in its annual appraisal. The expected life for the options granted in 2010 was derived based on the use of the simplified approach under Staff Accounting Bulletin 107. The expected life for the options granted in 2009 was derived based on a probability distribution of the likelihood of a change-of-control event occurring over the next two to six and one-half years. The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

	2010	2009
Risk-free interest rate	3.11%	1.77%
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	36.7%
Expected life (years)	6.5	3.0

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2010 and 2009 there was approximately $1.6 million unrecorded and unrecognized compensation cost related to unvested stock options under the EIP.

Executive Management Rollover Options

During the three and six months ended June 30, 2010, no Management Rollover Options were exercised. At June 30, 2010, 295,454 Equity Strip options were fully vested and outstanding. The aggregate intrinsic value of these equity strip options was approximately $38.5 million.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	$153	$155	$284	$291
Restricted stock	375	225	749	424
Deferred compensation - notional shares	318	466	695	775

	$846	$846	$1,728	$1,490

11.	EARNINGS PER SHARE

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net Income	$36,293	$26,435	$72,296	$57,059
Less: accretion of Class L Shares (1)	41,152	35,242	80,733	73,426

Net loss attributable to Class A Shares	$(4,859)	$(8,807)	$(8,437)	$(16,367)

(1)	Under the two-class method and subsequent to the recapitalization on October 24, 2006, we have allocated to the L shareholders their priority return which is equivalent to the accretion and losses are allocated to A shareholders as the L shareholders do not have a contractual obligation to share in the net losses. The L shares have been in place since October 24, 2006, the date of our recapitalization.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Earnings (Loss) Per Common Share
Basic - Class L Shares	$4.13	$3.54	$8.10	$7.38
Basic - Class A Shares	$(0.06)	$(0.10)	$(0.10)	$(0.19)

Diluted - Class L Shares	$3.96	$3.39	$7.77	$7.08
Diluted - Class A Shares	$(0.06)	$(0.10)	$(0.10)	$(0.19)

Weighted Average Number of Shares Outstanding
Basic - Class L Shares	9,971	9,948	9,971	9,948
Basic - Class A Shares	87,987	87,334	87,987	87,417

Dilutive impact of stock options
Class L Shares	423	437	422	426

Diluted Class L Shares	10,394	10,385	10,393	10,374

For purposes of calculating the diluted earnings per share for the Class A shares, 2.6 million and 2.7 million options outstanding to purchase Class A shares at June 30, 2010 and 2009 have been excluded from the computation of diluted Class A shares outstanding because the income allocable to the Class A shares is a loss therefore the effect is anti-dilutive.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	BUSINESS SEGMENTS

During 2009, we implemented certain organizational changes and our Chief Executive Officer began making strategic and operational decisions and allocated resources based on assessment of performance of a new segment structure. We now operate in two business segments:

Unified Communications, including reservationless, operator-assisted, web and video conferencing services, alerts and notifications services and consulting, project management and implementation of hosted and managed unified communications solutions; and

Communication Services, including automated call processing, agent-based services and emergency communication infrastructure systems and services.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Revenue:
Unified Communications	$309,053	$288,748	$608,245	$567,043
Communication Services	288,985	319,454	590,814	649,642
Intersegment eliminations	(1,489)	(1,295)	(2,689)	(2,819)

Total	$596,549	$606,907	$1,196,370	$1,213,866

Operating Income:
Unified Communications	$83,366	$78,135	$160,848	$157,307
Communication Services	35,111	29,611	74,874	58,894

Total	$118,477	$107,746	$235,722	$216,201

Depreciation and Amortization (Included in Operating Income)
Unified Communications	$22,343	$23,222	$46,309	$45,257
Communication Services	20,401	25,851	40,008	51,415

Total	$42,744	$49,073	$86,317	$96,672

Capital Expenditures:
Unified Communications	$9,098	$14,563	$24,413	$32,389
Communication Services	11,557	10,932	22,927	23,619
Corporate	5,318	4,340	13,370	10,428

Total	$25,973	$29,835	$60,710	$66,436

	As of June 30, 2010	As of December 31, 2009
	(amounts in thousands)
Assets:
Unified Communications	$1,365,798	$1,395,714
Communication Services	1,420,631	1,436,222
Corporate	222,333	213,326

Total	$3,008,762	$3,045,262

For the three months ended June 30, 2010 and 2009, our largest 100 clients represented 58% and 55% of our total revenue, respectively. For the six months ended June 30, 2010 and 2009, our largest 100 clients represented 57% and 55% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended June 30, 2010 and 2009 was approximately 11% and 12%, respectively. During the six months ended June 30, 2010 and 2009 the aggregate revenue as a percentage of our total revenue from AT&T was 11% and 12%, respectively. No other client represented more than 10% of our aggregate revenue for the three and six months ended June 30, 2010 and 2009.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2010 and 2009, revenues from non-U.S. countries were approximately 16% and 14%, respectively, of consolidated revenues. For the six months ended June 30, 2010 and 2009, revenues from non-U.S. countries were approximately 16% and 13%, respectively, of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Revenue:
North America	$501,463	$523,285	$1,007,185	$1,052,922
Europe, Middle East & Africa (EMEA)	65,134	58,705	131,970	115,702
Asia Pacific	29,952	24,917	57,215	45,242

Total	$596,549	$606,907	$1,196,370	$1,213,866

	As of June 30, 2010	As of December 31, 2009
	(amounts in thousands)
Long-Lived Assets:
North America	$2,233,992	$2,250,795
Europe, Middle East & Africa (EMEA)	201,918	240,393
Asia Pacific	9,015	10,458

Total	$2,444,925	$2,501,646

Canada represented less than 1% of North American revenue during the three months ended June 30, 2010 and June 30, 2009. Canada represented less than 1% of North American revenue during the six months ended June 30, 2010 and June 30, 2009. Long lived assets in Canada represented less than 1% of North American long lived assets at June 30, 2010 and December 31, 2009.

13.	COMMITMENTS AND CONTINGENCIES

West Corporation and certain of our subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff sought an unspecified amount of statutory and compensatory damages for alleged violation of the FLSA and minimum wage, unpaid wage and overtime compensation for the maximum period allowed by law. Plaintiff also sought interest and attorney’s fees. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The parties reached a settlement which was approved by the court during 2010. We have funded the total agreed upon settlement amount for the administration of claims.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$(103,314)	$(121,973)

Cash paid during the period for income taxes, net of cash refunds received of $626 and $2,337	$(13,307)	$(21,767)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM INVESTING ACTIVITIES:

Working capital adjustment for the Positron acquisition	$—	$8,611

Business acquisitions	$(12,180)	$(8,503)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$—	$(4,008)

Acquisition of property through accounts payable commitments	$5,465	$1,339

15.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended June 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$487,199	$109,350	$—	$596,549
COST OF SERVICES	—	221,283	42,150	—	263,433
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,864)	183,835	32,668	—	214,639

OPERATING INCOME	1,864	82,081	34,532	—	118,477

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(36,586)	(25,003)	1,707	—	(59,882)
Subsidiary Income	78,008	36,003	—	(114,011)	—
Other	(649)	1,915	(1,324)	—	(58)

Other income (expense)	40,773	12,915	383	(114,011)	(59,940)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	42,637	94,996	34,915	(114,011)	58,537

INCOME TAX EXPENSE (BENEFIT)	6,344	17,238	(1,338)	—	22,244

NET INCOME	36,293	77,758	36,253	(114,011)	36,293

LESS NET INCOME-NONCONTROLLING INTEREST	—	—	—	—	—

NET INCOME - WEST CORPORATION	$36,293	$77,758	$36,253	$(114,011)	$36,293

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended June 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$483,366	$130,969	$(7,428)	$606,907
COST OF SERVICES	—	217,556	59,140	(7,428)	269,268
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	646	195,271	33,976	—	229,893

OPERATING INCOME	(646)	70,539	37,853	—	107,746

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(33,596)	(29,236)	(784)	—	(63,616)
Subsidiary Income	50,031	20,604	—	(70,635)	—
Other	2,317	(1,839)	(1,280)	—	(802)

Other income (expense)	18,752	(10,471)	(2,064)	(70,635)	(64,418)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	18,106	60,068	35,789	(70,635)	43,328

INCOME TAX EXPENSE (BENEFIT)	(8,329)	10,311	14,220	—	16,202

NET INCOME	26,435	49,757	21,569	(70,635)	27,126

LESS NET INCOME-NONCONTROLLING INTEREST	—	(17)	708	—	691

NET INCOME - WEST CORPORATION	$26,435	$49,774	$20,861	$(70,635)	$26,435

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Six Months Ended June 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$981,888	$214,482	$—	$1,196,370
COST OF SERVICES	—	443,229	81,027	—	524,256
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,045)	370,711	66,726	—	436,392

OPERATING INCOME	1,045	167,948	66,729	—	235,722

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(73,937)	(49,737)	4,743	—	(118,931)
Subsidiary Income	125,658	64,057	—	(189,715)	—
Other	706	2,144	(3,035)	—	(185)

Other income (expense)	52,427	16,464	1,708	(189,715)	(119,116)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	53,472	184,412	68,437	(189,715)	116,606

INCOME TAX EXPENSE (BENEFIT)	(18,824)	59,238	3,896	—	44,310

NET INCOME	72,296	125,174	64,541	(189,715)	72,296

LESS NET INCOME (LOSS)-NONCONTROLLING INTEREST	—	—	—	—	—

NET INCOME - WEST CORPORATION	$72,296	$125,174	$64,541	$(189,715)	$72,296

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Six Months Ended June 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$978,791	$250,967	$(15,892)	$1,213,866
COST OF SERVICES	—	442,001	112,209	(15,892)	538,318
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	172	388,966	70,209	—	459,347

OPERATING INCOME	(172)	147,824	68,549	—	216,201

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(67,237)	(57,911)	(2,336)	—	(127,484)
Subsidiary Income	108,940	44,688	—	(153,628)	—
Other	1,526	5,047	(1,080)	—	5,493

Other income (expense)	43,229	(8,176)	(3,416)	(153,628)	(121,991)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	43,057	139,648	65,133	(153,628)	94,210

INCOME TAX EXPENSE (BENEFIT)	(14,002)	31,221	17,752	—	34,971

NET INCOME	57,059	108,427	47,381	(153,628)	59,239

LESS NET INCOME (LOSS)-NONCONTRLLING INTEREST	—	(3)	2,183	—	2,180

NET INCOME - WEST CORPORATION	$57,059	$108,430	$45,198	$(153,628)	$57,059

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		June 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,753	$—	$55,254	$(4,825)	$66,182
Trust and restricted cash	—	16,565	—	—	16,565
Accounts receivable, net	—	35,811	349,652	—	385,463
Intercompany receivables	—	306,008	—	(306,008)	—
Deferred income tax receivable	4,192	12,695	1,140	—	18,027
Prepaid assets	3,457	29,868	6,797	—	40,122
Other current assets	1,184	30,329	5,965	—	37,478

Total current assets	24,586	431,276	418,808	(310,833)	563,837
Property and equipment, net	70,089	239,899	26,243	—	336,231
INVESTMENT IN SUBSIDIARIES	978,450	293,552	—	(1,272,002)	—
GOODWILL	—	1,502,781	144,779	—	1,647,560
INTANGIBLES, net	—	256,694	57,170	—	313,864
OTHER ASSETS	100,429	316,246	(269,405)	—	147,270

TOTAL ASSETS	$1,173,554	$3,040,448	$377,595	$(1,582,835)	$3,008,762

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,744	$68,035	$9,305	$(4,825)	$75,259
Intercompany payables	291,031	—	14,977	(306,008)	—
Accrued expenses	78,356	176,797	42,183	—	297,336
Current maturities of long-term debt	3,773	8,869	—	—	12,642
Income tax payable	(28,483)	34,640	(1,606)	—	4,551

Total current liabilities	347,421	288,341	64,859	(310,833)	389,788
LONG - TERM OBLIGATIONS, less current maturities	1,823,250	1,698,974	—	—	3,522,224
DEFERRED INCOME TAXES	6,868	67,365	13,944	—	88,177
OTHER LONG-TERM LIABILITIES	56,167	11,174	1,384	—	68,725

CLASS L COMMON STOCK	1,413,958	—	—	—	1,413,958
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,474,110)	974,594	297,408	(1,272,002)	(2,474,110)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,173,554	$3,040,448	$377,595	$(1,582,835)	$3,008,762

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,349	$—	$66,982	$(10,263)	$59,068
Trust cash	—	14,750	—	—	14,750
Accounts receivable, net	—	42,772	310,850	—	353,622
Intercompany receivables	—	279,853	—	(279,853)	—
Deferred income taxes receivable	10,218	17,498	7,640	—	35,356
Prepaid assets	3,351	24,510	6,202	—	34,063
Other current assets	8,018	26,053	12,686	—	46,757

Total current assets	23,936	405,436	404,360	(290,116)	543,616
Property and equipment, net	60,968	244,137	28,162	—	333,267
INVESTMENT IN SUBSIDIARIES	916,234	274,544	—	(1,190,778)	—
GOODWILL	—	1,500,886	164,683	—	1,665,569
INTANGIBLES, net	—	281,319	69,403	—	350,722
OTHER ASSETS	104,126	295,661	(247,699)	—	152,088

TOTAL ASSETS	$1,105,264	$3,001,983	$418,909	$(1,480,894)	$3,045,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,596	$62,675	$7,851	$(10,263)	$63,859
Intercompany payables	210,985	—	68,868	(279,853)	—
Accrued expenses	62,486	181,667	35,226	—	279,379
Current maturities of long-term debt	7,552	17,819	—	—	25,371
Income taxes payable	(58,670)	50,800	7,870	—	—

Total current liabilities	225,949	312,961	119,815	(290,116)	368,609
LONG - TERM OBLIGATIONS, less current maturities	1,900,555	1,707,317	—	—	3,607,872
DEFERRED INCOME TAXES	17,921	59,333	19,710	—	96,964
OTHER LONG-TERM LIABILITIES	53,583	9,509	1,469	—	64,561
CLASS L COMMON STOCK	1,332,721	—	—	—	1,332,721

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,425,465)	912,863	277,915	(1,190,778)	(2,425,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,105,264	$3,001,983	$418,909	$(1,480,894)	$3,045,262

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$163,260	$28,760	$(4,825)	$187,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(3,799)	(8,381)	—	(12,180)
Purchase of property and equipment	(13,370)	(46,925)	(5,880)	—	(66,175)
Collections applied to principal of portfolio receivables	—	3,862	—	—	3,862
Other	—	30	—	—	30

Net cash flows from investing activities	(13,370)	(46,832)	(14,261)	—	(74,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	59,850	—	75,000	—	134,850
Payments on revolving credit and accounts receivable securitization facilities	(132,781)	—	(75,000)	—	(207,781)
Principal payments on the senior secured term loan facility	(7,286)	(18,162)	—	—	(25,448)
Proceeds from stock options exercised including excess tax benefits	76	—	—	—	76
Payments of portfolio notes payable	—	(368)	—	—	(368)
Payments of capital lease obligations	(1,549)	(29)	(31)	—	(1,609)
Other	(59)	—	—	—	(59)

Net cash flows from financing activities	(81,749)	(18,559)	(31)	—	(100,339)

Intercompany	108,523	(97,869)	(20,917)	10,263	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(5,279)	—	(5,279)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,404	—	(11,728)	5,438	7,114
CASH AND CASH EQUIVALENTS, Beginning of period	2,349	—	66,982	(10,263)	59,068

CASH AND CASH EQUIVALENTS, End of period	$15,753	$—	$55,254	$(4,825)	$66,182

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$76,445	$24,549	$100,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	4,529	(4,421)	108
Purchase of property and equipment	(10,428)	(43,850)	(9,489)	(63,767)
Collections applied to principal of portfolio receivables	—	1,191	22,559	23,750
Other	—	29	218	247

Net cash flows from investing activities	(10,428)	(38,101)	8,867	(39,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving bank credit facility	—	—	(9,863)	(9,863)
Principal payments on the senior secured term loan facility	(2,566)	(10,076)	—	(12,642)
Proceeds from stock options exercised including excess tax benefits	2,345	—	—	2,345
Payments of portfolio notes payable	—	(886)	(18,839)	(19,725)
Payments of capital lease obligations	(418)	(231)	(25)	(674)
Other	—	(28)	—	(28)

Net cash flows from financing activities	(639)	(11,221)	(28,727)	(40,587)

Intercompany	30,969	(52,223)	21,254	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1,352	1,352

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,902	(25,100)	27,295	22,097
CASH AND CASH EQUIVALENTS, Beginning of period	125,674	7,145	35,521	168,340

CASH AND CASH EQUIVALENTS, End of period	$145,576	$(17,955)	$62,816	$190,437

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2009, we managed over 20.8 billion telephony minutes and over 97 million conference calls, facilitated over 240 million 9-1-1 calls, and delivered over 447 million notification calls and over 82 million data messages. With approximately 525,000 telephony ports to handle conference calls, alerts and notifications and customer service, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 205,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

Evolution to Automated Technologies. As we have continued our evolution into a diversified and automated technology-driven service provider, our revenue from automated services businesses has grown from 37% of total revenue in 2005 to 68% for the six months ended June 30, 2010 and our operating income from automated services businesses has grown from 53% of total operating income to 86% over the same period. This shift in business mix towards higher growth and higher margin automated processing businesses has driven our adjusted EBITDA margin from 25.0% in 2005 to 27.7% for the six months ended June 30, 2010.

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

Overview for the Three and Six Months Ended June 30, 2010

The following overview highlights the areas we believe are important in understanding our results of operations and financial condition for the three and six months ended June 30, 2010. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•	Consolidated revenues decreased 1.7% and 1.4% for the three months and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009.

•	Operating income increased 10.0% and 9.0% for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009.

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Revenue: Total revenue for the three months ended June 30, 2010 decreased $10.4 million, or 1.7%, to $596.5 million from $609.9 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, total revenue decreased $17.5 million, or 1.4%, to $1,196.4 million from $1,213.9 million for the six months ended June 30, 2009. The downturn in the economy continues to affect our business, particularly our agent-based services. Revenue from agent-based services for the three and six months ended June 30, 2010 decreased $29.5 million and $65.9 million, respectively, compared with the three and six months ended June 30, 2009.

During the three and six months ended June 30, 2010, our largest 100 clients represented approximately 58% and 57% of total revenue, respectively. This compares to 55% for the three and six months ended June 30, 2009. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended June 30, 2010 and 2009 was approximately 11% and 12%, respectively. The aggregate revenue as a percentage of our total revenue from AT&T during the six months ended June 30, 2010 and 2009 was approximately 11% and 12%, respectively. No other client accounted for more than 10% of our total revenue in the three and six months ended June 30, 2010.

Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2010	2009	Increase	% Increase	2010	2009	Increase	% Increase
Revenue in thousands:
Unified Communications	$309,053	$288,748	$20,305	7.0%	$608,245	$567,043	$41,202	7.3%
Communication Services	288,985	319,454	(30,469)	-9.5%	590,814	649,642	(58,828)	-9.1%
Intersegment eliminations	(1,489)	(1,295)	(194)	-15.0%	(2,689)	(2,819)	130	4.6%

Total	$596,549	$606,907	$(10,358)	-1.7%	$1,196,370	$1,213,866	$(17,496)	-1.4%

Unified Communications revenue for the three months ended June 30, 2010 increased $20.3 million, or 7.0%, to $309.0 million from $288.7 million for the three months ended June 30, 2009. The increase in revenue for the three months ended June 30, 2010 is primarily due to organic growth of $14.1 million and $6.2 million from the acquisitions of the Stream57 assets and SKT. During the three months ended June 30, 2010, revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions grew to $95.1 million, an increase of 13.7% over the three months ended June 30, 2009.

Unified Communications revenue for the six months ended June 30, 2010 increased $41.2 million, or 7.3%, to $608.2 million from $567.0 million for the six months ended June 30, 2009. The increase in revenue for the six months ended June 30, 2010, is primarily due to organic growth of $32.3 million and $8.9 million from the acquisitions of Stream57 assets and SKT. During the six months ended June 30, 2010, revenue in the APAC and EMEA regions grew to $189.2 million, an increase of 17.5% over the six months ended June 30, 2009. The average rate per minute that we charge our conferencing customers continues to decline while total minutes sold continues to increase.

Communication Services revenue for the three months ended June 30, 2010 decreased $30.5 million, or 9.5%, to $289.0 million from $319.5 million for the three months ended June 30, 2009. Communication Services revenue for the six months ended June 30, 2010 decreased $58.8 million, or 9.1%, to $590.8 million from $649.6 million for the six months ended June 30, 2009. The decrease in revenue for the three and six months ended June 30, 2010 is primarily the result of decreased revenue from our agent-based services including the reduction in revenue from purchased paper operations resulting from our in decision in 2009 to discontinue portfolio receivable purchases. Revenue from agent-based services for the three and six months ended June 30, 2010 decreased $29.5 million and $65.9 million, respectively, compared with the three and six months ended June 30, 2009. Included in the reduced agent-based services were the reduction in purchased paper revenue which decreased $8.2 million and $20.4 million, respectively, compared with the three and six months ended June 30, 2009.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services for the three months ended June 30, 2010 decreased approximately $5.8 million, or 2.2%, to $263.4 million, from $269.3 million for the comparable period of 2009. As a percentage of revenue, cost of services improved to 44.2% for the three months ended June 30, 2010, compared to 44.4% for the three months ended June 30, 2009. Cost of services for the six months ended June 30, 2010 decreased $14.1 million, or 2.6%, to $524.3 million from $538.3 million for the six months ended June 30, 2009. As a percentage of revenue, cost of services improved to 43.8% for the six months ended June 30, 2010, compared to 44.3% for the six months ended June 30, 2009.

Cost of Services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change	2010	% of Revenue	2009	% of Revenue	Change	% Change
In thousands:
Unified Communications	$124,874	40.4%	$106,944	37.0%	$17,930	16.8%	$240,672	39.6%	$206,434	36.4%	$34,238	16.6%
Communication Services	139,631	48.3%	163,189	51.1%	(23,558)	-14.4%	285,511	48.3%	333,703	51.4%	(48,192)	-14.4%
Intersegment eliminations	(1,072)	NM	(865)	NM	(207)	NM	(1,927)	NM	(1,819)	NM	(108)	NM

Total	$263,433	44.2%	$269,268	44.4%	$(5,835)	-2.2%	$524,256	43.8%	$538,318	44.3%	$(14,062)	-2.6%

NM - Not Meaningful

Unified Communications cost of services for the three months ended June 30, 2010 increased $17.9 million, or 16.8%, to $124.9 million from $106.9 million for the three months ended June 30, 2009. The increase in cost of services for the three months ended June 30, 2010 included $3.1 million from the acquisitions of Stream 57 assets and SKT. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 40.4% for the three months ended June 30, 2010 from 37.0% for the three months ended June 30, 2009.

Unified Communications cost of services for the six months ended June 30, 2010 increased $34.2 million, or 16.6%, to $240.7 million from $206.4 million for the six months ended June 30, 2009. The increase in cost of services for the six months ended June 30, 2010 included $4.0 million from the acquisitions of Stream 57 assets and SKT. As a percentage of this segment’s revenue, Unified Communications, cost of services increased to 39.6% for the six months ended June 30, 2010 from 36.4% for the six months ended June 30, 2009. The increase in cost of services as a percentage of revenue for the three and six months ended June 30, 2010 is due primarily to growth in automated call minutes on large global accounts and web conferencing customers which have lower margins as a percent of revenue.

Communication Services costs of services for the three months ended June 30, 2010 decreased $23.6 million, or 14.4%, to $139.6 million from $163.2 million for the three months ended June 30, 2009. As a percentage of this segment’s revenue, Communication Services cost of services improved to 48.3% for the three months ended June 30, 2010, compared to 51.1% for the three months ended June 30, 2009.

Communication Services costs of services for the six months ended June 30, 2010 decreased $48.2 million, or 14.4%, to $285.5 million from $333.7 million for the six months ended June 30, 2009. As a percentage of this segment’s revenue, Communication Services cost of services improved to 48.3% for the six months ended June 30, 2010, compared to 51.4% for the six months ended June 30, 2009. The reduction in the percentage of cost of services to revenue for the three and six months ended June 30, 2010 was primarily due to a change in business mix resulting from lower agent-based services revenue.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses decreased $15.3 million, or 6.6%, to $214.6 million for the three months ended June 30, 2010, from $229.9 million for the three months ended June 30, 2009. As a percentage of revenue, SG&A expenses improved to 36.0% for the three months ended June 30, 2010 from 37.9% for the three months ended June 30, 2009.

SG&A expenses decreased $23.0 million, or 5.0%, to $436.4 million for the six months ended June 30, 2010 from $459.3 million for the six months ended June 30, 2009. As a percentage of revenue, SG&A expenses improved to 36.5% for the six months ended June 30, 2010, compared to 37.8% for the six months ended June 30, 2009. We have endeavored to manage SG&A expenses through relatively stringent cost control initiatives.

Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change	2010	% of Revenue	2009	% of Revenue	Change	% Change
In thousands:
Unified Communications	$100,812	32.6%	$103,668	35.9%	$(2,856)	-2.8%	$206,724	34.0%	$203,301	35.9%	$3,423	1.7%
Communication Services	114,243	39.5%	126,655	39.6%	(12,412)	-9.8%	230,429	39.0%	257,046	39.6%	(26,617)	-10.4%
Intersegment eliminations	(416)	NM	(430)	NM	14	NM	(761)	NM	(1,000)	NM	239	NM

Total	$214,639	36.0%	$229,893	37.9%	$(15,254)	-6.6%	$436,392	36.5%	$459,347	37.8%	$(22,955)	-5.0%

NM - Not Meaningful

Unified Communications SG&A expenses for the three months ended June 30, 2010 decreased $2.9 million, or 2.8%, to $100.8 million from $103.7 million for the three months ended June 30, 2009. The decrease in SG&A expenses for the three months ended June 30, 2010 was partially offset by expenses of $2.8 million incurred in connection with acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 32.6% for the three months ended June 30, 2010 compared to 35.9% for the three months ended June 30, 2009.

Unified Communications SG&A expenses for the six months ended June 30, 2010 increased $3.4 million, or 1.7%, to $206.7 million from $203.3 million for the six months ended June 30, 2009. The increase in SG&A for the six months ended June 30, 2010, included $4.7 million from acquisitions. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 34.0% for the six months ended June 30, 2010 compared to 35.9% for the six months ended June 30, 2009.

Communication Services SG&A expenses for the three months ended June 30, 2010 decreased $12.4 million, or 9.8%, to $114.2 million from $126.7 million for the three months ended June 30, 2009. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 39.5% for the three months ended June 30, 2010, compared to 39.6% for the three months ended June 30, 2009.

Communication Services SG&A expenses for the six months ended June 30, 2010 decreased $26.6 million, or 10.4%, to $230.4 million from $257.0 million for the six months ended June 30, 2009. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 39.0% for the six months ended June 30, 2010, compared to 39.6% for the six months ended June 30, 2009.

Operating income: Operating income for the three months ended June 30, 2010 increased by $10.7 million, or 10.0%, to $118.5 million from $107.7 million for the three months ended June 30, 2009. As a percentage of revenue, operating income for the three months ended June 30, 2010 improved to 19.9%, from 17.8% for the three months ended June 30, 2009.

Operating income for the six months ended June 30, 2010 increased by $19.5 million, or 9.0%, to $235.7 million from $216.2 million for the six months ended June 30, 2009. As a percentage of revenue, operating income for the six months ended June 30, 2010 improved to 19.7%, from 17.8% for the six months ended June 30, 2009.

Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change	2010	% of Revenue	2009	% of Revenue	Change	% Change
In thousands:
Unified Communications	$83,366	27.0%	$78,135	27.1%	$5,231	6.7%	$160,848	26.4%	$157,307	27.8%	$3,541	2.3%
Communication Services	35,111	12.1%	29,611	9.3%	5,500	18.6%	74,874	12.7%	58,894	9.1%	15,980	27.1%

Total	$118,477	19.9%	$107,746	17.8%	$10,731	10.0%	$235,722	19.7%	$216,201	17.8%	$19,521	9.0%

Unified Communications operating income for the three months ended June 30, 2010 increased $5.2 million, or 6.7%, to $83.4 million from $78.1 million for the three months ended June 30, 2009. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 27.0% for the three months ended June 30, 2010 from 27.1% for the three months ended June 30, 2009.

Unified Communications operating income for the six months ended June 30, 2010 increased $3.5 million, or 2.3%, to $160.8 million from $157.3 million for the six months ended June 30, 2009. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 26.4% for the six months ended June 30, 2010 from 27.8% for the six months ended June 30, 2009 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income for the three months ended June 30, 2010 increased $5.5 million, or 18.6%, to $35.1 million from $29.6 million for the three months ended June 30, 2009. As a percentage of this segment’s revenue, Communication Services operating income improved to 12.1% for the six months ended June 30, 2010 from 9.3% for the three months ended June 30, 2009.

Communication Services operating income for the six months ended June 30, 2010 increased $16.0 million, or 27.1%, to $74.9 million from $58.9 million for the six months ended June 30, 2009. As a percentage of this segment’s revenue, Communication Services operating income improved to 12.7% for the six months ended June 30, 2010 from 9.1% for the six months ended June 30, 2009 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and portfolio notes payable, interest income from short-term investments, gain (loss) on debt transactions denominated in currencies other than the functional currency and sub-lease rental income. Other income (expense) for the three months ended June 30, 2010 was ($59.9) million compared to ($64.4) million for the three months ended June 30, 2009. Other income (expense) for the six months ended June 30, 2010 was ($119.1) million compared to ($122.0) million for the six months ended June 30, 2009. Interest expense for the three and six months ended June 30, 2010 was $60.0 million and $119.1 million, respectively, compared to $63.6 million and $127.7 million, respectively, for the three and six months ended June 30, 2009. The change in interest expense was primarily due to lower effective interest rates and a decrease in our outstanding debt in the three and six months ended June 30, 2010 compared to the rates and balance we experienced during the same period in 2009.

During the three and six months ended June 30, 2010, interest expense was reduced $0.1 million for the decline in the fair value liability of the interest rate swap hedges which were determined to be ineffective. During the three and six months ended June 30, 2010, interest expense was further reduced by $1.2 million and $1.1 million due to an interest rate hedge that did not qualify for hedge accounting treatment. During the three and six months ended June 30, 2009, interest expense was reduced $1.1 million and $2.7 million, respectively, due to the decline in the fair value liability of the interest rate swap hedges. During the three and six months ended June 30, 2009, interest expense was reduced $2.5 million and $3.7 million, respectively, for interest rate hedges that did not qualify for hedge accounting treatment.

During the three and six months ended June 30, 2010, we recognized a $0.1 million loss and $1.2 million loss, respectively, on foreign currency transactions denominated in currencies other than the functional currency. During the three and six months ended June 30, 2009, we recognized a $2.8 million loss and $4.1 million gain, respectively, on foreign currency transactions denominated in currencies other than the functional currency.

Non-controlling interest: We did not incur any non-controlling interest loss or income for the three and six months ended June 30, 2010 compared to income attributable to non-controlling interest of $0.7 million and $2.2 million for the three and six months ended June 30, 2009, respectively. During the fourth quarter of 2009, a settlement was reached in litigation between one of our former portfolio receivable lenders (non-controlling interests). As a result of this settlement, we purchased the non-controlling interest of one former majority-owned subsidiary. During the fourth quarter of 2009, we also abandoned our interest in another majority-owned subsidiary.

Net income-West Corporation: Our net income for the three months ended June 30, 2010 increased $9.9 million, or 37.3%, to $36.3 million from net income of $26.4 million for the three months ended June 30, 2009. Our net income for the six months ended June 30, 2010 increased $15.2 million, or 26.7%, to $72.3 million from net income of $57.1 million for the six months ended June 30, 2009. Net income includes a provision for income tax expense at an effective rate of approximately 38.0% for the three and six months ended June 30, 2010, compared to an effective tax rate of approximately 37.4% and 37.1% for the three and six months ended June 30, 2009, respectively.

Earnings (loss) per common share: Earnings per common L share-basic for the three months ended June 30, 2010 improved to $4.13 from $3.54 for the three months ended June 30, 2010. Earnings per common L share-basic for the six months ended June 30, 2010 improved to $8.10 from $7.38 for the six months ended June 30, 2009. Earnings per common L share-diluted for the three months ended June 30, 2010 improved to $3.96 from $3.39 for the three months ended June 30, 2009. Earnings per common L share-diluted for the six months ended June 30, 2010 improved to $7.77 from $7.08 for the six months ended June 30, 2009.

Loss per common A share-basic and diluted for the three months ended June 30, 2010 improved to ($0.06) compared to ($0.10) for the three months ended June 30, 2009. Loss per common A share-basic and diluted for the six months ended June 30, 2010 improved to ($0.10) from ($0.19) for the six months ended June 30, 2009. For purposes of calculating the diluted earnings per share for the Class A shares, options outstanding to purchase Class A shares at June 30, 2010 and 2009 have been excluded from the computation of diluted Class A shares outstanding because the income allocable to the Class A shares is a loss therefore the effect is anti-dilutive.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 and amendments to the Registration Statement on November 6, 2009, December 1, 2009, December 16, 2009 and February 16, 2010 pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and the Sponsors. We may also use a portion of the net proceeds received by us to repurchase certain of our notes and for working capital and other general corporate purposes. Given current market conditions, the timing of our initial public offering is uncertain.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented:

	For the Six Months Ended June 30,
	2010	2009	Change	% Change
In thousands:
Cash flows from operating activities	$187,195	$100,994	$86,201	85.4%
Cash flows used in investing activities	$(74,463)	$(39,662)	$(34,801)	-87.7%
Cash flows used in financing activities	$(100,339)	$(40,587)	$(59,752)	-147.2%

Net cash flows from operating activities increased $86.2 million, or 85.4%, to $187.2 million for the six months ended June 30, 2010, compared to net cash flows from operating activities of $101.0 million for the six months ended June 30, 2009. The increase in net cash flows from operating activities is primarily due to increases in accrued payroll, accrued expenses and accounts payable due to the timing of the payroll cycle and payments to vendors. Also contributing to the increase in cash flows from operating activities was the increase in net income, offset by an increase in accounts receivable.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 59 days at June 30, 2010 compared to 56 days at June 30, 2009.

Net cash flows used in investing activities increased $34.8 million, or 87.7%, to $74.5 million for the six months ended June 30, 2010, compared to net cash flows used in investing activities of $39.7 million for the six months ended June 30, 2009. Investing activities during the six months ended June 30, 2010 included the cash proceeds applied to amortization of receivable portfolios of $3.9 million, compared to $23.8 million, net of $2.0 million in purchases of receivable portfolios, during the six months ended June 30, 2009. No receivable portfolios were purchased during the six months ended June 30, 2010. During the six months ended June 30, 2010 business acquisition investing was $12.3 million greater than the comparable six months ended June 30, 2009. During the six months ended June 30, 2010 we invested $66.2 million in capital expenditures compared to $63.8 million for the six months ended June 30, 2009.

Net cash flows used in financing activities increased $59.8 million, to $100.3 million for the six months ended June 30, 2010, compared to net cash flows used in financing activities of $40.6 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, net cash flows used in financing activities primarily included payments on our revolving credit facility of $72.9 million, which paid off the outstanding balance on our $250.0 million U.S. revolving credit facility. During the six months ended June 30, 2010, payments on portfolio notes payable of $0.4 million were made compared to $19.7 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, we borrowed and repaid $30.0 million on our asset securitization facility. At June 30, 2010 the asset securitization facility was undrawn. During the six months ended June 30, 2010, we elected to prepay principal payments of $12.6 million on the senior secured term loan facility which were not due until September and December, 2010.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The senior secured term loan facility requires annual principal payments of approximately $25.3 million, paid quarterly, with balloon payments at the maturity dates of October 24, 2013 and July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date) of approximately $1,408.8 million and $928.4 million, respectively. Pricing of the senior secured term loan facility, due 2013, is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at June 30, 2010), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at June 30, 2010). The interest rate margins for the senior secured term loans due 2016 are based on the Company’s corporate debt rating based on a grid, which ranges from 3.625% to 4.25% for LIBOR rate loans (LIBOR plus 3.875% at June 30, 2010), and from 2.625% to 3.25% for Base Rate loans (Base Rate plus 2.875% at June 30, 2010), except for the $134.0 million term loan expansion, which is priced at LIBOR (subject to a 3.5% floor) plus 5.0%, and Base Rate plus 4.0% for Base Rate loans. The rate at June 30, 2010 is Base Rate plus 4.0% or 7.25%. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility during the three and six months ended June 30, 2010 were 4.71% and 4.60%, respectively, compared to 5.33% and 5.25%, respectively, during the three and six months ended June 30, 2009.

The senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at June 30, 2010), and the margin ranges from 0.75% to 1.50% for Base Rate loans (Base Rate plus 1.0% at June 30, 2010). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the revolving credit facility during the three months ended June 30, 2010 and 2009 was $16.3 million and $224.0 million, respectively. The average daily outstanding balance of the revolving credit facility during the six months ended June 30, 2010 and 2009 was $26.6 million and $224.0 million, respectively. The highest balance outstanding on the revolving credit facility during the three months ended June 30, 2010 and 2009 was $45.0 million and $224.0 million, respectively. The highest balance outstanding on the revolving credit facility during the six months ended June 30, 2010 and 2009 was $80.9 million and $224.0 million, respectively.

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $330.1 million, including the aggregate amount of $99.1 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

In August and September 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. In May and June of 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $250.0 million at 1.695%, $100.0 million at 1.6975% and $150.0 million at 1.685%. During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. The effective date of these forward starting interest rate swaps is July 26, 2010. The fixed interest rate on these forward starting interest rate swaps ranges from 2.56% to 2.60%. At June 30, 2010, the notional amount of debt outstanding under interest rate swap agreements and forward starting interest rate swaps was $1,600.0 million of the outstanding $2,434.9 million senior secured term loan facility hedged at rates from 1.685% to 3.532%.

Multicurrency revolving credit facility

InterCall Conferencing Services Limited (“ICSL”), a foreign subsidiary of InterCall, maintains a $75.0 million multicurrency revolving credit facility. The credit facility is secured by substantially all of the assets of ICSL, and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures on May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.375% to 3.125% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)). The margin at June 30, 2010 was 2.375%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility during the three and six months ended June 30, 2009 was 5.42% and 5.96%, respectively. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

There was no outstanding balance on the multicurrency revolving credit facility at June 30, 2010 or at any time during the six months ended June 30, 2010, compared to an outstanding balance of $39.8 million at June 30, 2009. The average daily outstanding balance of the multicurrency revolving credit facility during the six months ended June 30, 2009 was $44.0 million. The highest balance outstanding on the multicurrency revolving credit facility during the six months ended June 30, 2009 was $48.2 million.

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

Asset Securitization

During 2009, West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia Bank, National Association. Under the facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The current facility is subject to renewal in August 2012. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At June 30, 2010 there was no funding under the facility.

The asset securitization facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our senior secured credit facility.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility - We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Adjusted EBITDA (as defined by our debt agreement) may not exceed 6.0 to 1.0 at June 30, 2010 and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 1.75 to 1.0 at June 30, 2010. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2010. These financial covenants will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 3.75 to 1.0 in 2013 and the interest coverage ratio reaches 2.50 to 1.0 in 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

Senior Notes - The senior notes indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.

Senior Subordinated Notes - The senior subordinated notes indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.

Multicurrency Revolving Credit Facility - ICSL is required to comply on a quarterly basis with a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant and a minimum revenue covenant. The total leverage ratio of ICSL and its subsidiaries (“InterCall UK Group”) cannot exceed 2.25 to 1.0 tested as of the last day of each fiscal quarter thereafter. The interest coverage ratio of the InterCall UK Group must be greater than 3.0 to 1.0 as of the end of each quarterly period. The minimum revenue required to be maintained by the InterCall UK Group, as measured on a rolling four-quarter basis, is £50.0 million.

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

If we cannot make scheduled payments on our debt, we will be in default, and as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

At June 30, 2010 our credit ratings and outlook were as follows:

	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2 /Stable	B1	B1	Caa1	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B-	B-

(1)	Rating confirmed on May 13, 2010.

(2)	Rating confirmed on December 7, 2009.

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

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $60.7 million for the six months ended June 30, 2010, compared to $66.4 million for the six months ended June 30, 2009. We currently estimate our capital expenditures for the remainder of 2010 to be approximately $49.3 to $69.3 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $330.1 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through August 2012 and are renewed as required. The outstanding commitment on these obligations at June 30, 2010 was $14.6 million.

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

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of June 30, 2010, we had $2,434.9 million outstanding under our senior secured term loan facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes, $0.3 million outstanding under the portfolio notes payable facilities, and no balances outstanding under our revolving credit facilities or accounts receivable securitization facility.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at June 30, 2010 consist of the following:

	Outstanding at variable interest rates (1)	Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility	$1,334,865	$1,668.6
Portfolio Notes Payable Facilities	318	0.4

Variable rate debt	$1,335,183	$1,669.0

(1)	Net of $1,100.0 million interest rate swaps

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the six months ended June 30, 2010, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On June 30, 2010 and June 30, 2009 the Communication Services segment had no material revenue outside the United States. Our contact centers in Jamaica and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars. Our facility in Canada operates under revenue contracts denominated primarily in U.S. dollars.

For the three and six months ended June 30, 2010, revenues from non-U.S. countries were approximately 16% of consolidated revenues. For the three and six months ended June 30, 2009, revenues from non-U.S. countries were approximately 14% and 13% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. At June 30, 2010 and December 31, 2009, long-lived assets from non-U.S. countries were 9% and 10%, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Tammy Kerce v. West Telemarketing Corporation was filed on June 26, 2007 in the United States District Court for the Southern District of Georgia, Brunswick Division. Plaintiff, a former home agent, alleges that she was improperly classified as an independent contractor instead of an employee and is therefore entitled to minimum wage and overtime compensation. Plaintiff sought to have the case certified as a collective action under the Fair Labor Standards Act (“FLSA”). Plaintiff sought an unspecified amount of statutory and compensatory damages for alleged violation of the FLSA and minimum wage, unpaid wage and overtime compensation for the maximum period allowed by law. Plaintiff also sought interest and attorney’s fees. Of the 31,000 agents, approximately 2,800 elected to opt-in to the suit. The parties reached a settlement which was approved by the court during 2010. We have funded the total agreed upon settlement amount for the administration of claims.

Item 6.	Exhibits

10.01	Supplemental Indenture, dated as of May 14, 2010, by and among West Unified Communications Services, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014.

10.2	Supplemental Indenture, dated as of May 14, 2010, by and among West Unified Communications Services, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President - Chief Accounting Officer

Date: August 2, 2010

EXHIBIT INDEX

Number	Description

10.1	Supplemental Indenture, dated as of May 14, 2010, by and among West Unified Communications Services, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $650.0 million aggregate principal amount of 9 1/2% senior notes due October 15, 2014.

10.2	Supplemental Indenture, dated as of May 14, 2010, by and among West Unified Communications Services, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016.

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002