Form 10-Q
period 2010-09-30
WEST CORP
filed 2010-11-05
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 25, 2010, 87,889,581.7 shares of the registrant’s Class A common stock and 9,970,565.5875 shares of the registrant’s Class L common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and stockholders’ deficit and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

November 5, 2010

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE	$592,410	$559,012	$1,788,780	$1,772,878
COST OF SERVICES	259,723	260,570	783,979	798,888
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	258,818	221,428	695,210	680,775

OPERATING INCOME	73,869	77,014	309,591	293,215

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $103, $64, $247 and $258	(63,186)	(66,100)	(182,117)	(193,584)
Other	2,796	(4,064)	2,611	1,429

Other expense	(60,390)	(70,164)	(179,506)	(192,155)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	13,479	6,850	130,085	101,060

INCOME TAX EXPENSE	21,908	2,389	66,218	37,360

NET INCOME (LOSS)	(8,429)	4,461	63,867	63,700

LESS NET INCOME - NONCONTROLLING INTEREST	—	565	—	2,745

NET INCOME (LOSS) - WEST CORPORATION	$(8,429)	$3,896	$63,867	$60,955

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L Shares	$4.31	$3.63	$12.41	$11.01

Diluted Class L Shares	$4.13	$3.47	$11.90	$10.55

Basic and Diluted Class A Shares	$(0.58)	$(0.37)	$(0.68)	$(0.56)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L Shares	9,971	9,948	9,971	9,948
Dilutive impact of potential common shares from stock options	427	445	424	432

Diluted Class L Shares	10,398	10,393	10,395	10,380

Basic Class A Shares	87,890	87,340	87,955	87,451

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,879	$59,068
Trust and restricted cash	14,982	14,750
Accounts receivable, net of allowance of $10,707 and $11,819	396,557	353,622
Deferred income taxes receivable	28,669	35,356
Prepaid assets	36,440	34,063
Other current assets	38,589	46,757

Total current assets	653,116	543,616
PROPERTY AND EQUIPMENT:
Property and equipment	1,017,513	1,024,005
Accumulated depreciation and amortization	(684,129)	(690,738)

Total property and equipment, net	333,384	333,267
GOODWILL	1,627,787	1,665,569
INTANGIBLE ASSETS, net of accumulated amortization of $344,655 and $298,132	313,270	350,722
OTHER ASSETS	146,736	152,088

TOTAL ASSETS	$3,074,293	$3,045,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$77,603	$63,859
Accrued expenses	324,844	279,379
Current maturities of long-term debt	12,868	25,371
Income tax payable	9,149	—

Total current liabilities	424,464	368,609

LONG-TERM OBLIGATIONS, less current maturities	3,521,997	3,607,872
DEFERRED INCOME TAXES	100,023	96,964
OTHER LONG-TERM LIABILITIES	71,872	64,561

Total liabilities	4,118,356	4,138,006

COMMITMENTS AND CONTINGENCIES (Note 13)

CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,971 AND 9,971 SHARES ISSUED AND OUTSTANDING	1,457,257	1,332,721

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 87,903 and 87,999 shares issued and 87,890 and 87,991 shares outstanding	88	88
Retained deficit	(2,467,494)	(2,408,770)
Accumulated other comprehensive loss	(33,710)	(16,730)
Treasury stock at cost (25 and 8 shares)	(204)	(53)

Total stockholders’ deficit	(2,501,320)	(2,425,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,074,293	$3,045,262

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,867	$63,700
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	77,156	78,482
Amortization	51,207	62,786
Goodwill impairment	37,675	—
Allowance for impairment of purchased accounts receivable	—	25,464
Unrealized gain on foreign denominated debt	—	(2,554)
Provision for share based compensation	2,682	1,274
Deferred income tax expense (benefit)	10,726	(2,474)
Amortization of debt acquisition costs	12,009	12,399
Other	643	305
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(41,191)	(22,361)
Trust and restricted cash	(231)	(21,690)
Other assets	(5,149)	(7,796)
Accounts payable	20,211	2,823
Accrued wages	15,910	(16,859)
Accrued expenses, other liabilities and income tax payable	48,687	27,293

Net cash flows from operating activities	294,202	200,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash received of $2,138 and $8,631	(29,463)	(1,564)
Purchases of property and equipment	(89,142)	(90,725)
Collections applied to principal of portfolio receivables, net of purchases of $0 and $1,732	5,460	34,669
Other	30	247

Net cash flows from investing activities	(113,115)	(57,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	151,850	—
Payments on revolving credit and accounts receivable facilities	(224,781)	(174,863)
Payments on portfolio notes payable	(543)	(28,456)
Principal repayments on long-term obligations	(25,448)	(18,963)
Proceeds from stock options exercised including excess tax benefits	123	2,345
Noncontrolling interest distributions	—	(4,131)
Payments of capital lease obligations	(1,895)	(1,022)
Debt issuance costs	(5)	(7,968)
Other	(167)	859

Net cash flows from financing activities	(100,866)	(232,199)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,410)	2,594
NET CHANGE IN CASH AND CASH EQUIVALENTS	78,811	(86,186)
CASH AND CASH EQUIVALENTS, Beginning of period	59,068	168,340

CASH AND CASH EQUIVALENTS, End of period	$137,879	$82,154

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Class A Common Stock	Additional Paid - in Capital	Retained Deficit	Noncontrolling interest	Treasury Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Deficit
BALANCE, January 1, 2010	$88	$—	$(2,408,770)	$—	$(53)	$(4,147)	$(12,583)	$(2,425,465)
Net income			63,867					63,867
Foreign currency translation adjustment, net of tax of $4,313						(7,037)		(7,037)
Unrealized loss on cash flow hedges, net of tax of $6,094							(9,943)	(9,943)

Total comprehensive income								46,887
Purchase of stock at cost (16,779 Class A shares)					(151)			(151)
Executive Deferred Compensation Plan contributions		(579)						(579)
Stock options exercised including related tax benefits (58,400 Class A shares)		122						122
Share based compensation		1,563						1,563
Accretion of Class L common stock priority return preference		(1,106)	(122,591)					(123,697)

BALANCE, September 30, 2010	$88	$—	$(2,467,494)	$—	$(204)	$(11,184)	$(22,526)	$(2,501,320)

BALANCE, January 1, 2009	$87	$—	$(2,334,398)	$3,632	$(53)	$(6,002)	$(24,013)	$(2,360,747)
Net income			60,955	2,745				63,700
Foreign currency translation adjustment, net of tax of $5,299						8,645		8,645
Reclassification a cash flow hedge into earnings							1,851	1,851
Unrealized gain on cash flow hedges, net of tax of $4,836							7,890	7,890

Total comprehensive income								82,086
Noncontrolling interest distributions				(4,131)				(4,131)
Executive Deferred Compensation Plan contributions		1,664						1,664
Stock options exercised including related tax benefits (40,225 Class L shares and 321,800 Class A shares)		2,345						2,345
Share based compensation		1,274						1,274
Accretion of Class L common stock priority return preference		(5,283)	(104,256)					(109,539)

BALANCE, September 30, 2009	$87	$—	$(2,377,699)	$2,246	$(53)	$2,643	$(14,272)	$(2,387,048)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF CONSOLIDATION AND PRESENTATION

Business Description – West Corporation (the “Company” or “West”) is a leading provider of technology-driven, voice-oriented solutions. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer our clients a broad range of communications and infrastructure management solutions that help them manage or support critical communications. The scale and processing capacity of our proprietary technology platforms, combined with our world-class expertise and processes in managing telephony and human capital, enable us to provide our clients with premium outsourced communications solutions. Our automated service and conferencing solutions are designed to improve our clients’ cost structure and provide reliable, high-quality services. Our solutions also help deliver mission-critical services, such as public safety and emergency communications. We serve Fortune 1000 companies and other clients in a variety of industries, including telecommunications, banking, retail, financial services, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

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

Unified Communications

•

Conferencing & Collaboration Services. Operating under the InterCall brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research, and managed over 97 million conference calls in 2009. We provide our clients with an integrated global suite of meeting replacement services. These include on-demand automated conferencing services, operator-assisted services for complex audio conferences or large events, web conferencing services that allow clients to make presentations and share applications and documents over the Internet, video conferencing applications that allow clients to experience real-time video presentations and conferences and streaming services to connect remote employees and host virtual events. We also provide consulting, project management and implementation of hosted and managed unified communications solutions.

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

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned and majority-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2010 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with ASC 480-10-S99, Classification and Measurement of Redeemable Securities. At September 30, 2010 and December 31, 2009, the 12% priority return preference has been accreted and included in the Class L share balance.

In accordance with ASC 470-20-30, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-30”), the Company determined that the conversion feature in the Class L shares was in-the-money at the date of issuance and therefore represents a beneficial conversion feature. Under ASC 470-20-30, $12.2 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Class L shares was allocated to additional paid-in capital, consistent with the classification of the Class A shares, creating a discount on the Class L shares. Because the Class L shares have no stated redemption date and the beneficial conversion feature is not considered to be contingent under ASC 470-20-30, but can be realized immediately, the discount resulting from the allocation of value to the beneficial conversion feature is required to be recognized immediately as a return to the Class L stockholders analogous to a dividend. As no retained earnings are available to pay this dividend at the date of issuance, the dividend is charged against additional paid-in capital resulting in no net impact.

A reconciliation of the Class L common shares is presented below, in thousands:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Beginning of period balance	$1,332,721	$1,158,159
Accretion of class L common stock priority return preference	123,697	109,539
Executive Deferred Compensation Plan contributions and other	839	4,811

End of period balance	$1,457,257	$1,272,509

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

Subsequent Events – In accordance with the provisions of ASC 855, we have evaluated subsequent events through November 5, 2010. On October 5, 2010, we issued $500.0 million 8.625% Senior Notes due 2018 (“the Offering”), and used the gross proceeds of the Offering to repay $500.0 million of our senior secured note facility due 2013. As a result, and in accordance with ASC 470-10-05-7, our September 30, 2010, balance sheet classification between current maturities of long-term debt and long-term obligations was modified for this subsequent event. No other subsequent events requiring recognition were identified and therefore no others were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board updated ASC Topic 860, Transfers and Servicing, which significantly changes the accounting for transfers of financial assets and was effective January 1, 2010. The update to ASC 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. At September 30, 2010, we had no outstanding borrowings under our Accounts Receivable Securitization program. When we have outstanding borrowings, the borrowings and related receivables will be consolidated.

In September 2009, the Emerging Issues Task Force issued guidance relating to revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. As of January 1, 2010, the Company early adopted this guidance on a prospective basis specifically for the product sales and installation recorded for the emergency communications services revenue. The effect of this early adoption on revenue during the three and nine months ended September 30, 2010 was approximately $7.2 million and $15.3 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	ACQUISITIONS

TuVox

On July 21, 2010, we completed the acquisition of TuVox Incorporated, (“TuVox”) a provider of on-demand and interactive voice recognition applications. The purchase price was $16.5 million and was funded by cash on hand. The results of operations for TuVox have been included in the consolidated financial statements in the Communication Services segment since July 21, 2010.

The following table summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at July 21, 2010. The finite lived intangible assets are comprised of trade names, technology and customer lists. We are in the process of completing the valuation of certain intangible assets and acquisition accounting allocation, and accordingly the information presented with respect to the acquisition is subject to adjustments.

(Amounts in thousands) July 21, 2010
Working capital	$(1,170)
Property and equipment	242
Other assets, net	7,671
Intangible assets	7,907
Goodwill	1,801

Total net assets acquired	$16,451

Holly

On June 1, 2010, we completed the acquisition of Holly Australia Pty Ltd, (“Holly”), a provider of carrier-grade voice platforms. The purchase price was $9.2 million and was funded by cash on hand. The results of operations for Holly have been included in the consolidated financial statements in the Communication Services segment since June 1, 2010.

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

(Amounts in thousands) June 1, 2010
Working capital	$1,736
Property and equipment	110
Intangible assets	4,300
Goodwill	4,380
Deferred taxes	(1,290)

Total net assets acquired	$9,236

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SKT

On April 1, 2010, we completed the acquisition of the SKT Business Communication Solutions division of the Southern Kansas Telephone Company, Inc. (“SKT”), a provider of professional services, systems integration and information technology specializing in the consulting, project management and implementation of unified communications solutions. The purchase price was $4.0 million and was funded by cash on hand. The results of operations of SKT have been included in the consolidated financial statements in the Unified Communications segment since April 1, 2010.

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

(Amounts in thousands) April 1, 2010
Working capital	$2,037
Property and equipment	209
Intangible assets	798
Goodwill	1,005

Total net assets acquired	$4,049

Stream57

On December 31, 2009, we completed the acquisition of the assets of Stream57, LLC (“Stream57”), a New York, New York based global provider of web event services, also known as webcasts or webinars. The purchase price was approximately $28.2 million and was funded by cash on hand and partial use of our senior secured revolving credit facility. The assets acquired and liabilities assumed, including intangible assets and liabilities were included in our December 31, 2009 consolidated balance sheet. The results associated with the acquired Stream57 assets have been included in the operating results of the Unified Communications segment since January 1, 2010.

The following table summarizes the fair values of the assets acquired and liabilities assumed at December 31, 2009. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands) December 31, 2009
Working capital	$(13)
Property and equipment	355
Intangible assets	7,060
Goodwill	20,873

Total assets acquired	28,275

Non-current deferred taxes	111

Total liabilities assumed	111

Net assets acquired	$28,164

Pro forma

Assuming our recent acquisitions occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and nine months ended September 30, 2010 and 2009, respectively, would have been, as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$592,858	$567,230	$1,799,013	$1,799,753
Net Income (Loss)	$(8,682)	$2,658	$62,204	$58,550

Loss per Common Share
Basic Class A Shares	$(0.59)	$(0.39)	$(0.70)	$(0.61)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment in thousands for the nine months ended September 30, 2010:

	Unified Communications	Communication Services	Consolidated
Balance at December 31, 2009	$854,466	$811,103	$1,665,569
Acquisitions	1,005	6,293	7,298
Acquisition accounting adjustments	1,062	98	1,160
Impairment	—	(37,675)	(37,675)
Foreign currency translation adjustment	(9,264)	699	(8,565)

Balance at September 30, 2010	$847,269	$780,518	$1,627,787

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of TuVox, Holly and SKT were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time-consuming steps including information gathering, verification and review. We expect to finalize this process in 2010. Goodwill recognized for the TuVox, Holly and SKT acquisitions at September 30, 2010 was approximately $1.8 million, $4.4 million and $1.0 million, respectively.

In accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”), Goodwill and Other Intangible Assets), the Company tests goodwill for impairment at the reporting unit level (one level below an operating segment) on an annual basis in the fourth quarter, or more frequently if management believes indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. During September, 2010, the Company identified impairment indicators in one of our reporting units, our traditional direct response business (marketed as “West Direct”). As a result of these impairment indicators and the results of impairment tests performed (discounted cash flows model), working capital, property and equipment, goodwill and other finite lived intangible assets with an aggregate net carrying value of $44.2 million were written down to their fair value of $6.5 million. These write-downs resulted in a total impairment charge of $37.7 million, which represents the balance of goodwill for this reporting unit. The impairment primarily results from the current year decline in revenue and continued general decline in the direct response business. These events caused us to revise downward our projected future cash flows for this reporting unit. The impairment charge was recorded in SG&A and is non-deductible for tax purposes.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of TuVox included a reduction of future costs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of September 30, 2010			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$474,471	$(283,413)	$191,058	9.0
Technology & Patents	101,802	(41,380)	60,422	10.5
Trade names	58,710	—	58,710	Indefinite
Trade names (finite-lived)	12,410	(10,058)	2,352	4.3
Other intangible assets	10,532	(9,804)	728	5.6

Total	$657,925	$(344,655)	$313,270

	As of December 31, 2009			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$473,301	$(247,927)	$225,374	9.0
Technology & Patents	95,909	(35,060)	60,849	10.5
Trade names	59,966	—	59,966	Indefinite
Trade names (finite-lived)	9,090	(6,101)	2,989	5.4
Other intangible assets	10,588	(9,044)	1,544	5.6

Total	$648,854	$(298,132)	$350,722

Amortization expense for finite-lived intangible assets was $15.0 million and $17.1 million for the three months ended September 30, 2010 and 2009, respectively, and $47.2 million and $51.5 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated annual amortization expense for the intangible assets noted above for 2010 and the next five years is as follows:

2010	$ 60.3 million
2011	$ 49.3 million
2012	$ 41.3 million
2013	$ 36.2 million
2014	$ 29.7 million
2015	$ 23.7 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	PORTFOLIO RECEIVABLES

Activity in purchased receivable portfolios for the nine months ended September 30, 2010 and 2009 and twelve months ended December 31, 2009, respectively, in thousands, were as follows:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Twelve months ended December 31, 2009
Beginning of period	$13,739	$132,746	$132,746
Purchases, net of putbacks	(59)	1,732	1,722
Recoveries, including portfolio sales of $0, $8,497 and $8,664	(16,963)	(76,162)	(82,378)
Settlements	—	(7,535)	(56,182)
Revenue recognized	11,562	39,762	43,295
Portfolio allowances	—	(25,464)	(25,464)

Balance at end of period	8,279	65,079	13,739
Less: current portion	(4,715)	(28,023)	(7,973)

Portfolio receivables, net of current portion	$3,564	$37,056	$5,766

Included in the portfolio receivables balances above are pools accounted for under the cost recovery method of $7.0 million, $62.4 million and $11.8 million at September 30, 2010 and 2009 and December 31, 2009, respectively.

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

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Twelve months ended December 31, 2009
Beginning of period balance	$21,987	$78,940	$78,940
Additions	—	25,464	25,464
Settlements	—	—	(82,417)

Balance at end of period	$21,987	$104,404	$21,987

5.	ASSET SECURITIZATION

In 2009, we entered into an asset securitization facility collateralized by accounts receivable of certain of our subsidiaries. The facility is conducted through a consolidated wholly-owned, bankruptcy-remote subsidiary. The facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in ASC Topic 860 “Transfers and Servicing”. Accordingly, when borrowed, the accounts receivable and related debt obligation will remain on the Company’s Condensed Consolidated Balance Sheets. The maximum amount available under the facility is $125.0 million. During the three and nine months ended September 30, 2010, we borrowed and repaid $17.0 million and $47.0 million on the asset securitization facility, respectively. At September 30, 2010 and December 31, 2009 the facility was undrawn. The average daily outstanding balance during the three and nine months ended September 30, 2010, was $1.0 million and $1.8 million, respectively. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The current facility is subject to renewal in August 2012.

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

6.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	September 30, 2010	December 31, 2009
Interest payable	$61,556	$25,966
Accrued wages	57,310	44,698
Deferred revenue and customer deposits	48,120	54,530
Accrued other taxes (non-income related)	42,299	54,321
Interest rate hedge position	30,926	16,421
Accrued phone	29,419	23,525
Accrued employee benefit costs	19,883	19,987
Accrued settlements	1,833	2,175
Other current liabilities	33,498	37,756

	$324,844	$279,379

7.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	September 30, 2010	December 31, 2009
Senior Secured Term Loan Facility, due 2013	$1,450,210	$1,465,263
Senior Secured Term Loan Facility, due 2016	984,655	994,885
Senior Secured Revolving Credit Facility, due 2012	—	72,931
9.5% Senior Notes, due 2014	650,000	650,000
11% Senior Subordinated Notes, due 2016	450,000	450,000
8.5% Mortgage Note, repaid in 2010	—	164

	3,534,865	3,633,243

Less: current maturities	(12,868)	(25,371)

Long-term obligations	$3,521,997	$3,607,872

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 5, 2010, we amended and restated our credit agreement, which modified the Company’s senior secured credit facilities in several respects, including: extending the maturity of approximately $158 million of our $250 million senior secured revolving credit facility (and securing approximately $43 million of additional senior secured revolving credit facility commitments for the extended term) from October 2012 to January 2016 (or July 15, 2014, under certain circumstances related to the amount of our outstanding senior notes and the senior secured leverage ratio in effect as of such date) with the interest rate margins of such extended maturity revolving credit loans increasing by 1.00 percent; extending the maturity of $500 million of our senior secured term loan facility from October 2013 to July 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date), with the interest rate margins of such extended senior secured term loans increasing by 1.875 percent; increasing the interest rate margins of approximately $984.6 million of our senior secured term loan facility due July 2016 by 0.375 percent to match the interest rate margins for the newly extended senior secured term loans; modifying the step-down schedule in the current financial covenants and certain covenant baskets.

On October 5, 2010, we issued $500.0 million 8.625% Senior Notes due 2018, and used the gross proceeds of the notes issuance to repay $500.0 million of our senior secured term loan facility due 2013.

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

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At September 30, 2010, the notional amount of debt outstanding under the nine interest rate swap agreements was $1,600.0 million. The fixed interest rate on the nine interest rate swaps ranges from 1.685% to 3.532%.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate and basis swaps	Accrued expenses	$25,238	Accrued expenses	$11,535
Interest rate swaps	Other long-term liabilities	11,129	Other long-term liabilities	8,726

		36,367		20,261
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	5,688	Accrued expenses	4,886
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	3,257

Total derivatives		$42,055		$28,404

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Amount of gain (loss) recognized in OCI For the three months ended September 30,		Location of gain (loss) reclassified from OCI into net income	Amount of gain reclassified from OCI into net income for the three months ended September 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended September 30,
Derivatives designated as hedging instruments	2010	2009		2010	2009	2010	2009

Interest rate swaps	$(3,045)	$146	Interest expense	$—	$617	$(60)	$275

	For the nine months ended September 30,			For the nine months ended September 30,		For the nine months ended September 30,
	2010	2009		2010	2009	2010	2009

Interest rate swaps	$(9,943)	$7,890	Interest expense	$—	$1,851	$(6)	$1,932

During the three months ended September 30, 2010 and September 30, 2009, the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated, or no longer qualifying, as hedging instruments was a reduction to interest expense of $1.3 million and $1.1 million, respectively. During the nine months ended September 30, 2010 and September 30, 2009, the impact of derivative instruments on the consolidated statement of operations for the interest rate swap agreements not designated, or no longer qualifying, as hedging instruments was a reduction to interest expense of $2.4 million and $4.8 million, respectively.

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320 Investments – Debt and Equity Securities (“ASC 320”) considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs. These assets are recorded within other assets.

Interest rate swaps. The effect of the interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt that is hedged. We record the interest rate swaps at fair value. The fair value of the interest rate swaps is based on a model whose inputs are observable (LIBOR swap rates); therefore, the fair value of these interest rate swaps is based on a Level 2 input.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, in thousands, are summarized below:

		Fair Value Measurements at September 30, 2010 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$24,278	$24,278	$—	$—	$24,278

Liabilities
Interest rate swaps	$42,055	$—	$42,055	$—	$42,055

		Fair Value Measurements at December 31, 2009 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$19,524	$19,524	$—	$—	$19,524

Liabilities
Interest rate swaps	$28,404	$—	$28,404	$—	$28,404

The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at September 30, 2010 was approximately $3,565.8 million compared to the carrying amount of $3,534.9 million. The fair value of our senior secured term loan facility, 9.5% senior notes and 11% senior subordinated notes based on market quotes at December 31, 2009 was approximately $3,495.7 million compared to the carrying amount of $3,560.1 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC Topic 820. As such, working capital, property and equipment, goodwill, and other finite-lived intangible assets with a net carrying amount totaling $44.2 million were written down to their fair value, of 6.5 million, during the three months ended September 30, 2010. These write-downs resulted in a total impairment charge, recorded in SG&A, of $37.7 million, which represents the balance of goodwill for the reporting unit. The fair value was determined using a discounted cash flows methodology.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The following table presents the stock option activity under the EIP for the nine months ended September 30, 2010 and 2009, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2009	504,847	2,523,500	$2.26
Granted	(292,500)	292,500	3.61
Canceled	184,000	(184,000)	2.42
Exercised	—	—	—

Balance at September 30, 2009	396,347	2,632,000	$2.40

Balance at January 1, 2010	454,347	2,501,500	$2.42
Granted	(235,000)	235,000	9.04
Canceled	99,600	(99,600)	3.40
Exercised	—	(58,400)	(2.12)

Balance at September 30, 2010	318,947	2,578,500	$3.00

At September 30, 2010, we expect that approximately 72% of options granted will vest over the vesting period.

At September 30, 2010, the intrinsic value of vested options was approximately $8.5 million.

The following table summarizes the information on the options granted under the EIP at September 30, 2010:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,828,500	6.19	$1.64	1,070,000	$1.64
3.61	245,000	8.25	3.61	49,000	3.61
6.36	270,000	7.33	6.36	118,100	6.36
9.04	235,000	9.58	9.04	—	—

$1.64 - $9.04	2,578,500	6.81	$3.00	1,237,100	$2.17

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

At September 30, 2010 and 2009 there was approximately $1.4 million and $1.5 million unrecorded and unrecognized compensation cost related to unvested stock options under the EIP, respectively.

Restricted Stock

During the three and nine months ended September 30, 2010, 100,003 and 146,670 restricted Class A shares were forfeited, respectively. During the nine months ended September 30, 2010, 3,333 restricted Class A shares were purchased by the Company and 2,500 restricted Class A shares were issued. At September 30, 2010, 7,959,157 restricted Class A shares were outstanding and 1,486,518 restricted Class A shares were vested. At September 30, 2010 and 2009 there was approximately $2.5 million and $3.0 million of unrecorded and unrecognized compensation cost related to unvested restricted stock under the EIP, respectively.

Executive Management Rollover Options

During the three and nine months ended September 30, 2010, no Management Rollover Options were exercised. At September 30, 2010, 295,454 Equity Strip options were fully vested and outstanding. The aggregate intrinsic value of these equity strip options was approximately $38.5 million.

The components of stock-based compensation expense in thousands are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	$162	$149	$446	$440
Restricted stock	368	410	1,117	834
Deferred compensation - notional shares	424	647	1,119	1,421

	$954	$1,206	$2,682	$2,695

11.	EARNINGS PER SHARE

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(8,429)	$3,896	$63,867	$60,955
Less: accretion of Class L Shares (1)	42,964	36,113	123,697	109,539

Net loss attributable to Class A Shares	$(51,393)	$(32,217)	$(59,830)	$(48,584)

(1)	Under the two-class method and subsequent to the recapitalization on October 24, 2006, we have allocated to the L shareholders their priority return which is equivalent to the accretion and losses are allocated to A shareholders as the L shareholders do not have a contractual obligation to share in the net losses. The L shares have been in place since October 24, 2006, the date of our recapitalization.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Earnings (Loss) Per Common Share
Basic - Class L Shares	$4.31	$3.63	$12.41	$11.01
Basic - Class A Shares	$(0.58)	$(0.37)	$(0.68)	$(0.56)

Diluted - Class L Shares	$4.13	$3.47	$11.90	$10.55
Diluted - Class A Shares	$(0.58)	$(0.37)	$(0.68)	$(0.56)

Weighted Average Number of Shares Outstanding
Basic - Class L Shares	9,971	9,948	9,971	9,948
Basic - Class A Shares	87,890	87,340	87,955	87,451

Dilutive impact of stock options
Class L Shares	427	445	424	432

Diluted Class L Shares	10,398	10,393	10,395	10,380

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For purposes of calculating the diluted earnings per share for the Class A shares, 2.6 million options outstanding to purchase Class A shares at September 30, 2010 and 2009 have been excluded from the computation of diluted Class A shares outstanding because the income allocable to the Class A shares is a loss therefore the effect is anti-dilutive.

12.	BUSINESS SEGMENTS

We operate in two business segments:

Unified Communications, including reservationless, operator-assisted, web and video conferencing services, alerts and notifications services and consulting, project management and implementation of hosted and managed unified communications solutions; and

Communication Services, including automated call processing, agent-based services and emergency communication infrastructure systems and services.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Revenue:
Unified Communications	$307,572	$278,345	$915,817	$845,388
Communication Services	286,466	281,967	877,280	931,610
Intersegment eliminations	(1,628)	(1,300)	(4,317)	(4,120)

Total	$592,410	$559,012	$1,788,780	$1,772,878

Operating Income:
Unified Communications	$81,661	$70,817	$242,509	$228,125
Communication Services	(7,792)	6,197	67,082	65,090

Total	$73,869	$77,014	$309,591	$293,215

Depreciation and Amortization
(Included in operating income excludes goodwill impairment)
Unified Communications	$20,170	$23,268	$66,479	$68,525
Communication Services	21,876	21,328	61,884	72,743

Total	$42,046	$44,596	$128,363	$141,268

Capital Expenditures:
Unified Communications	$9,881	$14,636	$34,294	$47,024
Communication Services	10,629	11,971	33,556	35,590
Corporate	3,605	2,280	16,975	12,708

Total	$24,115	$28,887	$84,825	$95,322

	As of September 30,	As of December 31,
	2010	2009
	(amounts in thousands)
Assets:
Unified Communications	$1,390,028	$1,395,714
Communication Services	1,387,368	1,436,222
Corporate	296,897	213,326

Total	$3,074,293	$3,045,262

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended September 30, 2010 and 2009, our largest 100 clients represented 58% and 57% of our total revenue, respectively. For the nine months ended September 30, 2010 and 2009, our largest 100 clients represented 57% and 56% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended September 30, 2010 and 2009 was approximately 10% and 13%, respectively. During the nine months ended September 30, 2010 and 2009 the aggregate revenue as a percentage of our total revenue from AT&T was 11% and 12%, respectively. No other client represented more than 10% of our aggregate revenue for the three and nine months ended September 30, 2010 and 2009.

For the three months ended September 30, 2010 and 2009, revenues from non-U.S. countries were approximately 16% and 15%, respectively, of consolidated revenues. For the nine months ended September 30, 2010 and 2009, revenues from non-U.S. countries were approximately 16% and 14%, respectively, of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(amounts in thousands)
Revenue:
North America	$495,635	$474,321	$1,502,819	$1,527,243
Europe, Middle East & Africa (EMEA)	64,149	60,077	196,120	175,779
Asia Pacific	32,626	24,614	89,841	69,856

Total	$592,410	$559,012	$1,788,780	$1,772,878

	As of September 30, 2010	As of December 31, 2009
	(amounts in thousands)
Long-Lived Assets:
North America	$2,193,325	$2,250,795
Europe, Middle East & Africa (EMEA)	218,753	240,393
Asia Pacific	9,099	10,458

Total	$2,421,177	$2,501,646

Canadian and Mexican billed customers represented less than 1% of North American revenue during the three months ended September 30, 2010 and September 30, 2009. Canadian and Mexican billed customers represented less than 1% of North American revenue during the nine months ended September 30, 2010 and September 30, 2009. Long lived assets in Canada and Mexico represented less than 1% of North American long lived assets at September 30, 2010 and December 31, 2009.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	COMMITMENTS AND CONTINGENCIES

West Corporation and certain of our subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe the disposition of claims currently pending will not have a material adverse effect on our financial position, results of operations or cash flows.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$(139,985)	$(153,642)

Cash paid during the period for income taxes, net of cash refunds received of $885 and $2,619	$(20,511)	$(27,570)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM INVESTING ACTIVITIES:
Working capital adjustment for the Positron acquisition	$—	$8,611

Business acquisitions	$(29,463)	$(10,175)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through assumption of long-term obligations	$—	$(4,008)

Acquisition of property through accounts payable commitments	$4,317	$589

15.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended September 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$481,285	$111,125	$—	$592,410
COST OF SERVICES	—	217,041	42,682	—	259,723
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,695	220,424	34,699	—	258,818

OPERATING INCOME (LOSS)	(3,695)	43,820	33,744	—	73,869

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(41,835)	(24,337)	2,986	—	(63,186)
Subsidiary Income	22,610	15,083	—	(37,693)	—
Other	3,667	2,827	(3,698)	—	2,796

Other income (expense)	(15,558)	(6,427)	(712)	(37,693)	(60,390)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(19,253)	37,393	33,032	(37,693)	13,479

INCOME TAX EXPENSE (BENEFIT)	(10,824)	15,038	17,694	—	21,908

NET INCOME (LOSS)	(8,429)	22,355	15,338	(37,693)	(8,429)

LESS NET INCOME-NONCONTROLLING INTEREST	—	—	—	—	—

NET INCOME (LOSS) - WEST CORPORATION	$(8,429)	$22,355	$15,338	$(37,693)	$(8,429)

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended September 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$457,155	$107,968	$(6,111)	$559,012
COST OF SERVICES	—	210,171	56,510	(6,111)	260,570
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	315	182,900	38,213	—	221,428

OPERATING INCOME (LOSS)	(315)	64,084	13,245	—	77,014

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(38,673)	(26,145)	(1,282)	—	(66,100)
Subsidiary income	32,800	13,890	—	(46,690)	—
Other	793	(5,402)	545	—	(4,064)

Other income (expense)	(5,080)	(17,657)	(737)	(46,690)	(70,164)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	(5,395)	46,427	12,508	(46,690)	6,850

INCOME TAX EXPENSE (BENEFIT)	(9,291)	13,892	(2,212)	—	2,389

NET INCOME	3,896	32,535	14,720	(46,690)	4,461

LESS NET INCOME (LOSS)-NONCONTROLLING INTEREST	—	(2)	567	—	565

NET INCOME - WEST CORPORATION	$3,896	$32,537	$14,153	$(46,690)	$3,896

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Nine Months Ended September 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$1,463,173	$325,607	$—	$1,788,780
COST OF SERVICES	—	660,270	123,709	—	783,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,650	591,135	101,425	—	695,210

OPERATING INCOME (LOSS)	(2,650)	211,768	100,473	—	309,591

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(115,772)	(74,074)	7,729	—	(182,117)
Subsidiary Income	148,268	79,140	—	(227,408)	—
Other	4,373	4,971	(6,733)	—	2,611

Other income (expense)	36,869	10,037	996	(227,408)	(179,506)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	34,219	221,805	101,469	(227,408)	130,085

INCOME TAX EXPENSE (BENEFIT)	(29,648)	74,276	21,590	—	66,218

NET INCOME	63,867	147,529	79,879	(227,408)	63,867

LESS NET INCOME (LOSS)-NONCONTROLLING INTEREST	—	—	—	—	—

NET INCOME - WEST CORPORATION	$63,867	$147,529	$79,879	$(227,408)	$63,867

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Nine Months Ended September 30, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$1,435,946	$358,935	$(22,003)	$1,772,878
COST OF SERVICES	—	652,172	168,719	(22,003)	798,888
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	487	571,866	108,422	—	680,775

OPERATING INCOME (LOSS)	(487)	211,908	81,794	—	293,215

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(105,910)	(84,057)	(3,617)	—	(193,584)
Subsidiary income	141,740	58,578	—	(200,318)	—
Other	2,319	(355)	(535)	—	1,429

Other income (expense)	38,149	(25,834)	(4,152)	(200,318)	(192,155)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	37,662	186,074	77,642	(200,318)	101,060

INCOME TAX EXPENSE (BENEFIT)	(23,293)	45,113	15,540	—	37,360

NET INCOME	60,955	140,961	62,102	(200,318)	63,700

LESS NET INCOME (LOSS)-NONCONTROLLING INTEREST	—	(5)	2,750	—	2,745

NET INCOME - WEST CORPORATION	$60,955	$140,966	$59,352	$(200,318)	$60,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		September 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,726	$—	$71,505	$(10,352)	$137,879
Trust and restricted cash	—	14,982	—	—	14,982
Accounts receivable, net	—	37,068	359,489	—	396,557
Intercompany receivables	—	309,591	—	(309,591)	—
Deferred income tax receivable	13,686	12,961	2,022	—	28,669
Prepaid assets	3,486	26,693	6,261	—	36,440
Other current assets	1,087	29,468	8,034	—	38,589

Total current assets	94,985	430,763	447,311	(319,943)	653,116
Property and equipment, net	66,652	237,777	28,955	—	333,384
INVESTMENT IN SUBSIDIARIES	1,038,088	328,546	—	(1,366,634)	—
GOODWILL	—	1,467,176	160,611	—	1,627,787
INTANGIBLES, net	—	254,008	59,262	—	313,270
OTHER ASSETS	99,673	322,537	(275,474)	—	146,736

TOTAL ASSETS	$1,299,398	$3,040,807	$420,665	$(1,686,577)	$3,074,293

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,535	$76,751	$9,669	$(10,352)	$77,603
Intercompany payables	302,573	—	7,018	(309,591)	—
Accrued expenses	111,336	168,501	45,007	—	324,844
Current maturities of long-term debt	5,382	7,486	—	—	12,868
Income tax payable	(40,603)	39,246	10,506	—	9,149

Total current liabilities	380,223	291,984	72,200	(319,943)	424,464
LONG - TERM OBLIGATIONS, less current maturities	1,889,930	1,632,067	—	—	3,521,997
DEFERRED INCOME TAXES	14,644	71,054	14,325	—	100,023
OTHER LONG-TERM LIABILITIES	58,664	11,723	1,485	—	71,872

CLASS L COMMON STOCK	1,457,257	—	—	—	1,457,257
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,501,320)	1,033,979	332,655	(1,366,634)	(2,501,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,299,398	$3,040,807	$420,665	$(1,686,577)	$3,074,293

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$267,006	$37,548	$(10,352)	$294,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(20,263)	(9,200)	—	(29,463)
Purchase of property and equipment	(17,643)	(62,143)	(9,356)	—	(89,142)
Collections applied to principal of portfolio receivables	—	5,460	—	—	5,460
Other	—	30	—	—	30

Net cash flows from investing activities	(17,643)	(76,916)	(18,556)	—	(113,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	59,850	—	92,000	—	151,850
Payments on revolving credit and accounts receivable securitization facilities	(132,781)	—	(92,000)	—	(224,781)
Principal repayments on long-term obligations	(7,286)	(18,162)	—	—	(25,448)
Proceeds from stock options exercised including excess tax benefits	123	—	—	—	123
Payments of portfolio notes payable	—	(543)	—	—	(543)
Payments of capital lease obligations	(1,806)	(44)	(45)	—	(1,895)
Debt issuance cost	(5)	—	—	—	(5)
Other	(167)	—	—	—	(167)

Net cash flows from financing activities	(82,072)	(18,749)	(45)	—	(100,866)

Intercompany	174,092	(171,341)	(13,014)	10,263	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1,410)	—	(1,410)

NET CHANGE IN CASH AND CASH EQUIVALENTS	74,377	—	4,523	(89)	78,811
CASH AND CASH EQUIVALENTS, Beginning of period	2,349	—	66,982	(10,263)	59,068

CASH AND CASH EQUIVALENTS, End of period	$76,726	$—	$71,505	$(10,352)	$137,879

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2009, we managed over 20.8 billion telephony minutes and over 97 million conference calls, facilitated over 240 million 9-1-1 calls, and delivered over 447 million notification calls and over 82 million data messages. With approximately 559,000 telephony ports to handle conference calls, alerts and notifications and customer service, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 254,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. In connection with our recapitalization in 2006, we incurred a significant amount of additional indebtedness. Accordingly, our interest expense has increased significantly since the recapitalization. During 2009 and 2010, in order to improve our debt maturity profile, we extended the term of a substantial portion of our revolving credit agreement, extended the maturity for $1.5 billion of our existing term loans from October 24, 2013 to July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect at such time) and effectively extended another $500.0 million of such notes from October 24, 2013 to October 1, 2018 through a new issuance of notes.

Evolution to Automated Technologies. As we have continued our evolution into a diversified and automated technology-driven service provider, our revenue from automated services businesses has grown from 37% of total revenue in 2005 to 68% for the nine months ended September 30, 2010 and our operating income from automated services businesses has grown from 53% of total operating income to 98% over the same period.

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

Overview for the Three and Nine Months Ended September 30, 2010

The following overview highlights the areas we believe are important in understanding our results of operations and financial condition for the three and nine months ended September 30, 2010. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report and our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

•	Consolidated revenues increased 6.0% and 0.9% for the three months and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009.

•	Operating income decreased 4.1% and increased 5.6% for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009.

•

During September 2010, we identified impairment indicators in one of our reporting units, our traditional direct response business (marketed as “West Direct”). As a result of these impairment indicators and the impairment tests performed, a non-cash charge of $37.7 million, which represents the balance of goodwill for the reporting units, was recorded. This impairment charge is not deductible for income tax purposes. The impairment primarily results from the current year decline in revenue and continued general decline in the direct response business.

•

On September 24, 2010, the Company announced it had received lender consent to amend the credit agreement governing its senior secured credit facilities. On October 5, 2010, we amended and restated our credit agreement, which modified the Company’s senior secured credit facilities in several respects, including: extending the maturity of approximately $158 million of our $250 million senior secured revolving credit facility (and securing approximately $43 million of additional senior secured revolving credit facility commitments for the extended term) from October 2012 to January 2016 (or July 15, 2014 under certain circumstances related to the amount of our outstanding senior notes and senior secured leverage ratio in effect as of such date); with the interest rate margins of such extended maturity revolving credit loans increasing by 1.00 percent; extending the maturity of $500 million of our senior secured term loan facility from October 2013 to July 2016 (or July 15, 2014 under certain circumstances related to the amount of our outstanding senior notes and senior secured leverage ratio in effect as of such date) with the interest rate margins of such extended senior secured term loans increasing by 1.875 percent; increasing the interest rate margins of approximately $984.6 million of our senior secured term loan facility due July 2016 by 0.375 percent to match the interest rate margins for the newly extended senior secured term loans and; modifying the step-down schedule in the current financial covenants and certain covenant baskets. On October 5, 2010, we issued $500.0 million 8.625% Senior Notes due 2018, and used the gross proceeds of the notes issuance to repay $500.0 million of our senior secured term loan facility due 2013.

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

Revenue: Total revenue for the three months ended September 30, 2010 increased $33.4 million, or 6.0%, to $592.4 million from $559.0 million for the three months ended September 30, 2009. During the three months ended September 30, 2009, we recorded a $25.5 million impairment to establish a valuation allowance against the carrying value of portfolio receivables. No valuation allowance impairment was taken during the three months ended September 30, 2010. Revenue from agent-based services, when adjusted to exclude the valuation allowance taken last year for the three months ended September 30, 2010, decreased $22.8 million, as the downturn in the economy continues to affect our business, particularly our agent-based services.

For the nine months ended September 30, 2010, total revenue increased $15.9 million, or 0.9%, to $1,788.8 million from $1,772.9 million for the nine months ended September 30, 2009. Revenue from agent-based services, when adjusted to exclude the valuation allowance taken last year, for the nine months ended September 30, 2010, decreased $88.7 million, compared with the nine months ended September 30, 2009.

During the three and nine months ended September 30, 2010, our largest 100 clients represented approximately 58% and 57% of total revenue, respectively. This compares to 57% and 56% of total revenue, respectively, for the three and nine months ended September 30, 2009. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended September 30, 2010 and 2009 was approximately 10% and 13%, respectively. The aggregate revenue as a percentage of our total revenue from AT&T during the nine months ended September 30, 2010 and 2009 was approximately 11% and 12%, respectively. No other client accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2010.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Revenue in thousands:
Unified Communications	$307,572	$278,345	$29,227	10.5%	$915,817	$845,388	$70,429	8.3%
Communication Services	286,466	281,967	4,499	1.6%	877,280	931,610	(54,330)	-5.8%
Intersegment eliminations	(1,628)	(1,300)	(328)	-25.2%	(4,317)	(4,120)	(197)	-4.8%

Total	$592,410	$559,012	$33,398	6.0%	$1,788,780	$1,772,878	$15,902	0.9%

Unified Communications revenue for the three months ended September 30, 2010 increased $29.2 million, or 10.5%, to $307.6 million from $278.3 million for the three months ended September 30, 2009. The increase in revenue for the three months ended September 30, 2010 is primarily due to organic growth of $23.1 million and $6.1 million from the acquisitions of the Stream57 assets and SKT. During the three months ended September 30, 2010, revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions grew to $96.8 million, an increase of 14.3% over the three months ended September 30, 2009.

Unified Communications revenue for the nine months ended September 30, 2010 increased $70.4 million, or 8.3%, to $915.8 million from $845.4 million for the nine months ended September 30, 2009. The increase in revenue for the nine months ended September 30, 2010 is primarily due to organic growth of $55.3 million and $15.1 million from the acquisitions of Stream57 assets and SKT. During the nine months ended September 30, 2010, revenue in the APAC and EMEA regions grew to $286.0 million, an increase of 16.4% over the nine months ended September 30, 2009. The average rate per minute that we charge our conferencing customers continues to decline while total minutes sold continues to increase.

Communication Services revenue for the three months ended September 30, 2010 increased $4.5 million, or 1.6%, to $286.5 million from $282.0 million for the three months ended September 30, 2009. During the three months ended September 30, 2009, we recorded a $25.5 million impairment to establish a valuation allowance against the carrying value of portfolio receivables. No impairment was taken during the three months ended September 30, 2010. Revenue from agent-based services for the three months ended September 30, 2010 decreased $22.8 million compared with the three months ended September 30, 2009. Included in the reduced agent-based services was the reduction in purchased paper revenue which decreased $7.3 million compared with the three months ended September 30, 2009.

Communication Services revenue for the nine months ended September 30, 2010 decreased $54.3 million, or 5.8%, to $877.3 million from $931.6 million for the nine months ended September 30, 2009. The decrease in revenue for the nine months ended September 30, 2010 is primarily the result of decreased revenue from our agent-based services including the reduction in revenue from purchased paper operations resulting from our decision in 2009 to discontinue portfolio receivable purchases. Revenue from agent-based services for the nine months ended September 30, 2010 decreased $88.7 million compared with the nine months ended September 30, 2009. Included in the reduced agent-based services was the reduction in purchased paper revenue, which decreased $27.6 million compared with the nine months ended September 30, 2009.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services for the three months ended September 30, 2010 decreased approximately $0.8 million, or 0.3%, to $259.7 million, from $260.6 million for the three months ended September 30, 2009. As a percentage of revenue, cost of services improved to 43.8% for the three months ended September 30, 2010, compared to 46.6% for the three months ended September 30, 2009. Cost of services for the nine months ended September 30, 2010 decreased $14.9 million, or 1.9%, to $784.0 million from $798.9 million for the nine months ended September 30, 2009. As a percentage of revenue, cost of services improved to 43.8% for the nine months ended September 30, 2010, compared to 45.1% for the nine months ended September 30, 2009. The impact of the portfolio receivables valuation allowance on cost of services as a percentage of revenue was 200 basis points and 70 basis points, respectively, for the three and nine months ended September 30, 2009.

Cost of Services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change	2010	% of Revenue	2009	% of Revenue	Change	% Change
In thousands:
Unified Communications	$123,702	40.2%	$106,943	38.4%	$16,759	15.7%	$364,374	39.8%	$313,378	37.1%	$50,996	16.3%
Communication Services	137,261	47.9%	154,530	54.8%	(17,269)	-11.2%	422,772	48.2%	488,233	52.4%	(65,461)	-13.4%
Intersegment eliminations	(1,240)	NM	(903)	NM	(337)	NM	(3,167)	NM	(2,723)	NM	(444)	NM

Total	$259,723	43.8%	$260,570	46.6%	$(847)	-0.3%	$783,979	43.8%	$798,888	45.1%	$(14,909)	-1.9%

NM – Not Meaningful

Unified Communications cost of services for the three months ended September 30, 2010 increased $16.8 million, or 15.7%, to $123.7 million from $106.9 million for the three months ended September 30, 2009. The increase in cost of services for the three months ended September 30, 2010 included $3.5 million from the acquisitions of Stream57 assets and SKT. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 40.2% for the three months ended September 30, 2010 from 38.4% for the three months ended September 30, 2009.

Unified Communications cost of services for the nine months ended September 30, 2010 increased $51.0 million, or 16.3%, to $364.4 million from $313.4 million for the nine months ended September 30, 2009. The increase in cost of services for the nine months ended September 30, 2010 included $7.5 million from the acquisitions of Stream57 assets and SKT. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 39.8% for the nine months ended September 30, 2010 from 37.1% for the nine months ended September 30, 2009. The increase in cost of services as a percentage of revenue for the three and nine months ended September 30, 2010 is due primarily to a changing mix of business and growth in automated call minutes on large global accounts, web conferencing services and professional services which have lower margins as a percent of revenue.

Communication Services costs of services for the three months ended September 30, 2010 decreased $17.3 million, or 11.2%, to $137.3 million from $154.5 million for the three months ended September 30, 2009. As a percentage of this segment’s revenue, Communication Services cost of services improved to 47.9% for the three months ended September 30, 2010, compared to 54.8% for the three months ended September 30, 2009. The impact of the portfolio receivables valuation allowance on Communication Services cost of services as a percentage of revenue was 450 basis points for the three months ended September 30, 2009.

Communication Services costs of services for the nine months ended September 30, 2010 decreased $65.5 million, or 13.4%, to $422.8 million from $488.2 million for the nine months ended September 30, 2009. As a percentage of this segment’s revenue, Communication Services cost of services improved to 48.2% for the nine months ended September 30, 2010, compared to 52.4% for the nine months ended September 30, 2009. The impact of the portfolio receivables valuation allowance on Communication Services cost of services as a percentage of revenue for the nine months ended September 30, 2009 was 140 basis points.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased $37.4 million, or 16.9%, to $258.8 million for the three months ended September 30, 2010, from $221.4 million for the three months ended September 30, 2009. During September 2010, we identified impairment indicators in one of our reporting units, our traditional direct response business (marketed as “West Direct”). As a result of these impairment indicators and the results of impairment tests performed (discounted cash flows model), working capital, property and equipment, goodwill and other finite-lived intangible assets with an aggregate net carrying value of $44.2 million were written down to their fair value of $6.5 million. These write-downs resulted in a total impairment charge of $37.7 million, which represents the balance of goodwill for the reporting unit. The impairment primarily results from the current year decline in revenue and continued general decline in the direct response business. These events caused us to revise downward our projected future cash flows for this reporting unit. As a percentage of revenue, SG&A expenses increased to 43.7% for the three months ended September 30, 2010 from 39.6% for the three months ended September 30, 2009. The impact of the impairment charge on SG&A as a percentage of revenue was 630 basis points for the three months ended September 30, 2010. The impact of the portfolio receivables valuation allowance on SG&A as a percentage of revenue was 170 basis points for the three months ended September 30, 2009.

SG&A expenses increased $14.4 million, or 2.1%, to $695.2 million for the nine months ended September 30, 2010 from $680.8 million for the nine months ended September 30, 2009. As a percentage of revenue, SG&A expenses increased to 38.9% for the nine months ended September 30, 2010, compared to 38.4% for the nine months ended September 30, 2009. The impact of the impairment charge on SG&A as a percentage of revenue was 210 basis points for the nine months ended September 30, 2010. The impact of the portfolio receivables valuation allowance on SG&A as a percentage of revenue was 50 basis points for the nine months ended September 30, 2009.

Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change	2010	% of Revenue	2009	% of Revenue	Change	% Change
In thousands:
Unified Communications	$102,209	33.2%	$100,584	36.1%	$1,625	1.6%	$308,933	33.7%	$303,885	35.9%	$5,048	1.7%
Communication Services	156,997	54.8%	121,241	43.0%	35,756	29.5%	387,426	44.2%	378,287	40.6%	9,139	2.4%
Intersegment eliminations	(388)	NM	(397)	NM	9	NM	(1,149)	NM	(1,397)	NM	248	NM

Total	$258,818	43.7%	$221,428	39.6%	$37,390	16.9%	$695,210	38.9%	$680,775	38.4%	$14,435	2.1%

NM - Not Meaningful

Unified Communications SG&A expenses for the three months ended September 30, 2010 increased $1.6 million, or 1.6%, to $102.2 million from $100.6 million for the three months ended September 30, 2009. The increase in SG&A expenses for the three months ended September 30, 2010 includes expenses of $3.7 million incurred in connection with acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 33.2% for the three months ended September 30, 2010 compared to 36.1% for the three months ended September 30, 2009.

Unified Communications SG&A expenses for the nine months ended September 30, 2010 increased $5.0 million, or 1.7%, to $308.9 million from $303.9 million for the nine months ended September 30, 2009. The increase in Unified Communications SG&A for the nine months ended September 30, 2010, included $8.4 million from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 33.7% for the nine months ended September 30, 2010 compared to 35.9% for the nine months ended September 30, 2009.

Communication Services SG&A expenses for the three months ended September 30, 2010 increased $35.7 million, or 29.5%, to $157.0 million from $121.2 million for the three months ended September 30, 2009. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 54.8% for the three months ended September 30, 2010, compared to 43.0% for the three months ended September 30, 2009. The impact of the impairment charge on Communication Services SG&A as a percentage of revenue was 1,300 basis points for the three months ended September 30, 2010. The impact of the portfolio receivables valuation allowance on Communication Services SG&A as percentage of revenue was 360 basis points for the three months ended September 30, 2009.

Communication Services SG&A expenses for the nine months ended September 30, 2010 increased $9.1 million, or 2.4%, to $387.4 million from $378.3 million for the nine months ended September 30, 2009. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 44.2% for the nine months ended September 30, 2010, compared to 40.6% for the nine months ended September 30, 2009. The impact of the impairment charge on Communication Services SG&A as a percentage of revenue was 430 basis points for the nine months ended September 30, 2010. The impact of the portfolio receivables valuation allowance on Communication Services SG&A as percentage of revenue for the nine months ended September 30, 2009 was 110 basis points.

Operating income: Operating income for the three months ended September 30, 2010 decreased $3.1 million, or 4.1%, to $73.9 million from $77.0 million for the three months ended September 30, 2009. As a percentage of revenue, operating income for the three months ended September 30, 2010 decreased to 12.5%, from 13.8% for the three months ended September 30, 2009. The impact of the impairment charge on operating income as a percentage of revenue was 630 basis points for the three months ended September 30, 2010. The impact of the portfolio receivables valuation allowance on operating income as percentage of revenue was 370 basis points for the three months ended September 30, 2009.

Operating income for the nine months ended September 30, 2010 increased by $16.4 million, or 5.6%, to $309.6 million from $293.2 million for the nine months ended September 30, 2009. As a percentage of revenue, operating income for the nine months ended September 30, 2010 improved to 17.3%, from 16.5% for the nine months ended September 30, 2009. The impact of the impairment charge on operating income as a percentage of revenue was 210 basis points for the nine months ended September 30, 2010. The impact of the portfolio receivables valuation allowance on operating income as percentage of revenue was 150 basis points for the nine months ended September 30, 2009.

Operating income (loss) by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change	2010	% of Revenue	2009	% of Revenue	Change	% Change
In thousands:
Unified Communications	$81,661	26.6%	$70,817	25.4%	$10,844	15.3%	$242,509	26.5%	$228,125	27.0%	$14,384	6.3%
Communication Services	(7,792)	-2.7%	6,197	2.2%	(13,989)	-225.7%	67,082	7.6%	65,090	7.0%	1,992	3.1%

Total	$73,869	12.5%	$77,014	13.8%	$(3,145)	-4.1%	$309,591	17.3%	$293,215	16.5%	$16,376	5.6%

Unified Communications operating income for the three months ended September 30, 2010 increased $10.8 million, or 15.3%, to $81.7 million from $70.8 million for the three months ended September 30, 2009. As a percentage of this segment’s revenue, Unified Communications operating income increased to 26.6% for the three months ended September 30, 2010 from 25.4% for the three months ended September 30, 2009.

Unified Communications operating income for the nine months ended September 30, 2010 increased $14.4 million, or 6.3%, to $242.5 million from $228.1 million for the nine months ended September 30, 2009. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 26.5% for the nine months ended September 30, 2010 from 27.0% for the nine months ended September 30, 2009 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income (loss) for the three months ended September 30, 2010 decreased $14.0 million, or 225.7%, to a loss of $7.8 million from income of $6.2 million for the three months ended September 30, 2009. As a percentage of this segment’s revenue, Communication Services operating income decreased to (2.7%) for the three months ended September 30, 2010 from 2.2% for the three months ended September 30, 2009. The impact of the impairment charge on Communication Services operating income as a percentage of revenue was 1,300 basis points for the three months ended September 30, 2010. The impact of the portfolio receivables valuation allowance on Communication Services operating income as a percentage of revenue was 810 basis points for the three months ended September 30, 2009.

Communication Services operating income for the nine months ended September 30, 2010 increased $2.0 million, or 3.1%, to $67.1 million from $65.1 million for the nine months ended September 30, 2009. As a percentage of this segment’s revenue, Communication Services operating income improved to 7.6% for the nine months ended September 30, 2010 from 7.0% for the nine months ended September 30, 2009 due to the factors discussed above for revenue, cost of services and SG&A expenses. The impact of the impairment charge on Communication Services operating income as a percentage of revenue was 430 basis points for the nine months ended September 30, 2010. The impact of the portfolio receivables valuation allowance on Communication Services operating income as a percentage of revenue for the nine months ended September 30, 2009 was 250 basis points.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and portfolio notes payable, interest income from short-term investments, gain (loss) on debt transactions denominated in currencies other than the functional currency and sub-lease rental income. Other income (expense) for the three months ended September 30, 2010 was ($60.4) million compared to ($70.2) million for the three months ended September 30, 2009. Other income (expense) for the nine months ended September 30, 2010 was ($179.5) million compared to ($192.2) million for the nine months ended September 30, 2009. Interest expense for the three and nine months ended September 30, 2010 was $63.3 million and $182.4 million, respectively, compared to $66.2 million and $193.8 million, respectively, for the three and nine months ended September 30, 2009. The change in interest expense was primarily due to lower effective interest rates and a decrease in our outstanding debt in the three and nine months ended September 30, 2010 compared to the rates and balance we experienced during the same period in 2009.

During the three and nine months ended September 30, 2010, interest expense was reduced by $1.3 million and $2.4 million, respectively, due to interest rate hedge swap agreements not designated, or no longer qualifying, as hedging instruments. During the three and nine months ended September 30, 2009, interest expense was reduced $1.1 million and $4.8 million, respectively, due to interest rate swap agreements not designated, or no longer qualifying, as hedging instruments.

During the three and nine months ended September 30, 2010, we recognized a $0.5 million loss and $1.7 million loss, respectively, on foreign currency transactions denominated in currencies other than the functional currency. During the three and nine months ended September 30, 2009, we recognized a $4.3 million loss and $0.2 million loss, respectively, on foreign currency transactions denominated in currencies other than the functional currency.

Non-controlling interest: We did not incur any non-controlling interest income or loss for the three and nine months ended September 30, 2010 compared to income attributable to non-controlling interest of $0.6 million and $2.7 million for the three and nine months ended September 30, 2009, respectively, as we disposed of our non-controlling interest in the fourth quarter of 2009. During the fourth quarter of 2009, a settlement was reached in litigation between one of our former portfolio receivable lenders (non-controlling interests). As a result of this settlement, we purchased the non-controlling interest of one former majority-owned subsidiary. During the fourth quarter of 2009, we also abandoned our interest in another majority-owned subsidiary.

Net income (loss) - West Corporation: Our net income (loss) for the three months ended September 30, 2010 decreased $12.3 million, or 316.4%, to ($8.4) million from net income (loss) of $3.9 million for the three months ended September 30, 2009. Our net income for the nine months ended September 30, 2010 increased $2.9 million, or 4.8%, to $63.9 million from net income of $61.0 million for the nine months ended September 30, 2009. Our net loss in the three months ended September 30, 2010 and net income in the nine months ended September 30, 2010 is significantly affected by the $37.7 million goodwill impairment charge and the non-deductibility of that charge for income tax purposes. Net income (loss) includes a provision for income tax expense at an effective rate of approximately 162.5% and 50.9% for the three and nine months ended September 30, 2010, respectively, compared to an effective tax rate of approximately 38.0% for the three and nine months ended September 30, 2009, respectively. The effective tax rate was significantly different in 2010 when compared to last year due primarily to the goodwill impairment charge taken in 2010, which is not deductible for income tax purposes.

Earnings (loss) per common share: Earnings per common L share-basic for the three months ended September 30, 2010 improved to $4.31 from $3.63 for the three months ended September 30, 2010. Earnings per common L share-basic for the nine months ended September 30, 2010 improved to $12.41 from $11.01 for the nine months ended September 30, 2009. Earnings per common L share-diluted for the three months ended September 30, 2010 improved to $4.13 from $3.47 for the three months ended September 30, 2009. Earnings per common L share-diluted for the nine months ended September 30, 2010 improved to $11.90 from $10.55 for the nine months ended September 30, 2009.

Loss per common A share-basic and diluted for the three months ended September 30, 2010 decreased to ($0.58) from ($0.37) for the three months ended September 30, 2009. Loss per common A share-basic and diluted for the nine months ended September 30, 2010 decreased to ($0.68) from ($0.56) for the nine months ended September 30, 2009. For purposes of calculating the diluted earnings per share for the Class A shares, options outstanding to purchase Class A shares at September 30, 2010 and 2009 have been excluded from the computation of diluted Class A shares outstanding because the income allocable to the Class A shares is a loss therefore the effect is anti-dilutive.

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

On September 24, 2010, the Company announced it had received lender consent to amend the credit agreement governing its senior secured credit facilities. The Company also issued $500.0 million aggregate principal amount of senior unsecured notes due 2018 (the “Notes”). Gross proceeds of the Notes issuance were received on October 5, 2010 and were used to pay off a portion of our senior secured term loan facility.

On October 5, 2010, we amended and restated our credit agreement, which modified the Company’s senior secured credit facilities in several respects, including providing for the following:

•

Extending the maturity of approximately $158 million of our $250 million senior secured revolving credit facility (and securing approximately $43 million of additional senior secured revolving credit facility commitments for the extended term) from October 2012 to January 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes as of such date and the senior secured leverage ratio in effect as of such date), with the interest rate margins of such extended maturity revolving credit loans increasing by 1.00 percent;

•

Extending the maturity of $500 million of our senior secured term loan facility from October 2013 to July 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes as of such date and the senior secured leverage ratio in effect as of such date), with the interest rate margins of such extended senior secured term loan facility increasing by 1.875 percent;

•

Increasing the interest rate margins of approximately $985 million of our senior secured term loans due July 2016 by 0.375 percent to match interest rate margins for the newly extended senior secured term loans; and

•	Modifying the step-down schedule in the current financial covenants and certain covenant baskets.

These changes modify the Company’s capital structure by extending the weighted average maturity of funded debt from 4.5 to 5.5 years. The Company expects that these changes may provide greater flexibility for future growth plans.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented:

	For the Nine Months Ended September 30,
	2010	2009	Change	% Change
In thousands:
Cash flows from operating activities	$294,202	$200,792	$93,410	46.5%
Cash flows used in investing activities	$(113,115)	$(57,373)	$(55,742)	-97.2%
Cash flows used in financing activities	$(100,866)	$(232,199)	$131,333	56.6%

Net cash flows from operating activities increased $93.4 million, or 46.5%, to $294.2 million for the nine months ended September 30, 2010, compared to net cash flows from operating activities of $200.8 million for the nine months ended September 30, 2009. The increase in net cash flows from operating activities is primarily due to increases in accrued payroll, accrued expenses and accounts payable due to the timing of the payroll cycle and payments to vendors. Also contributing to the increase in cash flows from operating activities was the increase in income taxes payable, offset by an increase in accounts receivable.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 62 days at September 30, 2010 compared to 59 days at September 30, 2009.

Net cash flows used in investing activities increased $55.7 million, or 97.2%, to $113.1 million for the nine months ended September 30, 2010, compared to net cash flows used in investing activities of $57.4 million for the nine months ended September 30, 2009. Investing activities during the nine months ended September 30, 2010 included the cash proceeds applied to amortization of receivable portfolios of $5.5 million, compared to $34.7 million, net of $1.7 million in purchases of receivable portfolios, during the nine months ended September 30, 2009. No receivable portfolios were purchased during the nine months ended September 30, 2010. During the nine months ended September 30, 2010 business acquisition investing was $27.9 million greater than the comparable nine months ended September 30, 2009. During the nine months ended September 30, 2010 we invested $89.1 million in capital expenditures compared to $90.7 million for the nine months ended September 30, 2009.

Net cash flows used in financing activities decreased $131.3 million, to $100.9 million for the nine months ended September 30, 2010, compared to net cash flows used in financing activities of $232.2 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, net cash flows used in financing activities primarily included payments on our revolving credit facility of $72.9 million, which paid off the outstanding balance on our $250.0 million U.S. revolving credit facility. During the nine months ended September 30, 2010, payments on portfolio notes payable of $0.5 million were made compared to $28.5 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we borrowed and repaid $47.0 million on our asset securitization facility. At September 30, 2010 the asset securitization facility was undrawn. In June, 2010, we elected to prepay principal payments of $12.6 million on the Senior Secured Term Loan Facility which were not due until September and December, 2010.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility bear interest at variable rates. Subsequent to September 30, 2010, we amended and restated our credit agreement, which modified the Company’s senior secured credit facilities in several respects, as described above.

After giving effect to the prepayment of amortization payments payable in respect of the term loans due 2013, the amended and restated Senior Secured Term Loan Facility requires annual principal payments of approximately $15.4 million, paid quarterly beginning December 31, 2010 (a portion of which has been prepaid for the December 31, 2010 payment date), with balloon payments at maturity dates of October 24, 2013 and July 15, 2016 (or July 15, 2014, under certain circumstances related to the amount of outstanding senior notes and the senior secured leverage ratio in effect as of such date, in which case the balloon payment would be increased to account for accelerated amortization payments) of approximately $450.2 million and $1,398.5 million, respectively. Pricing of the amended and restated senior secured term loan facility, due 2013, is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at September 30, 2010), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at September 30, 2010). The interest rate margins for the amended and restated senior secured term loans due 2016 are based on the Company’s corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at September 30, 2010), and from 3.00% to 3.625% for Base Rate loans (Base Rate plus 3.25% at September 30, 2010). The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility during the three and nine months ended September 30, 2010 were 5.33% and 4.85%, respectively, compared to 5.46% and 5.35%, respectively, during the three and nine months ended September 30, 2009.

The original maturity senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at September 30, 2010), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at September 30, 2010). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the three months ended September 30, 2010 and 2009 was $0.0 million and $149.4 million, respectively. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the nine months ended September 30, 2010 and 2009 was $17.3 million and $198.1 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during the three months ended September 30, 2010 and 2009 was $0.0 million and $224.0 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during the nine months ended September 30, 2010 and 2009 was $80.9 million and $224.0 million, respectively.

The extended maturity senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at September 30, 2010), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 2.0% at September 30, 2010). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The extended maturity senior secured revolving credit facility first became effective October 5, 2010, and accordingly, there was no outstanding balance during the three or nine months ended September 30, 2010 and 2009.

Subsequent to September 30, 2010, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $830.1 million, including the aggregate amount of $599.1 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

In 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $200.0 million at 3.532%, $150.0 million at 3.441% and $250.0 million at 3.38%. In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional $250.0 million at 1.695%, $100.0 million at 1.6975% and $150.0 million at 1.685%. During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these forward starting interest rate swaps ranges from 2.56% to 2.60%. At September 30, 2010, the notional amount of debt outstanding under interest rate swap agreements was $1,600.0 million of the outstanding $2,434.9 million senior secured term loan facility hedged at rates from 1.685% to 3.532%.

Multicurrency revolving credit facility

InterCall Conferencing Services Limited (“ICSL”), a foreign subsidiary of InterCall, maintains a $75.0 million multicurrency revolving credit facility. The credit facility is secured by substantially all of the assets of ICSL, and is not guaranteed by West or any of its domestic subsidiaries. The credit facility matures on May 16, 2011 with two one-year additional extensions available upon agreement with the lenders. Interest on the facility is variable based on the leverage ratio of the foreign subsidiary and the margin ranges from 2.375% to 3.125% over the selected optional currency LIBOR (Sterling or Dollar/EURIBOR (Euro)). The margin at September 30, 2010 was 2.375%. The effective annual interest rate, inclusive of debt amortization costs, on the revolving credit facility during the three and nine months ended September 30, 2009 was 6.23% and 6.02%, respectively. The credit facility also includes a commitment fee of 0.5% on the unused balance and certain financial covenants which include a maximum leverage ratio, a minimum interest coverage ratio and a minimum revenue test.

There was no outstanding balance on the multicurrency revolving credit facility at September 30, 2010 or at any time during the nine months ended September 30, 2010, compared to an outstanding balance of $19.4 million at September 30, 2009. The average daily outstanding balance of the multicurrency revolving credit facility during the three and nine months ended September 30, 2009 was $28.9 million and $38.8 million, respectively. The highest balance outstanding on the multicurrency revolving credit facility during the nine months ended September 30, 2009 was $48.2 million.

2014 Senior Notes

The Company’s $650.0 million aggregate principal amount of 9.5% senior notes due 2014 (the “2014 Senior Notes”) bear interest that is payable semiannually.

We may redeem the 2014 Senior Notes in whole or in part, at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of the 2014 Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 15 of each of the years indicated below:

Year	Percentage
2010	104.750
2011	102.375
2012 and thereafter	100.000

2016 Senior Subordinated Notes

The Company’s $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016 (the “2016 Senior Subordinated Notes”) bear interest that is payable semiannually.

At any time prior to October 15, 2011, we may redeem all or a part of the 2016 Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of 2016 Senior Subordinated Notes redeemed plus the applicable premium and accrued and unpaid interest to the date of redemption, subject to the rights of holders of 2016 Senior Subordinated Notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after October 15, 2011, we may redeem the 2016 Senior Subordinated Notes in whole or in part at the redemption prices (expressed as percentages of principal amount of the 2016 Senior Subordinated Notes to be redeemed) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of 2016 Senior Subordinated Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 15 of each of the years indicated below:

Year	Percentage
2011	105.500
2012	103.667
2013	101.833
2014	100.000

2018 Senior Notes

On October 5, 2010, we issued $500 million aggregate principal amount of 8 5/8% senior notes that mature on October 1, 2018 (the “2018 Senior Notes”).

At any time prior to October 1, 2014, we may redeem all or a part of the 2018 Senior Notes at a redemption price equal to 100% of the principal amount of 2018 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2018 Senior Notes) as of, and accrued and unpaid interest and all additional interest then owing pursuant to the registration rights agreement executed in connection with the 2018 Senior Notes, if any, to the date of redemption, subject to the rights of holders of 2018 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after October 1, 2014, we may redeem the 2018 Senior Notes in whole or in part at the redemption prices (expressed as percentages of principal amount of the 2018 Senior Notes to be redeemed) set forth below plus accrued and unpaid interest thereon and all additional interest then owing pursuant to the registration rights agreement executed in connection with the 2018 Senior Notes, if any, to the applicable date of redemption, subject to the right of holders of 2018 Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 1 of each of the years indicated below:

Year	Percentage
2014	104.313
2015	102.156
2016 and thereafter	100.000

We and our subsidiaries, affiliates or significant shareholders may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Asset Securitization

During 2009, West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia Bank, National Association. Under the facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The current facility is subject to renewal in August 2012. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At September 30, 2010 the facility was undrawn.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility - We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Adjusted EBITDA (as defined by our debt agreement) may not exceed 5.75 to 1.0 at September 30, 2010 and the interest coverage ratio of consolidated Adjusted EBITDA to the sum of consolidated interest expense must exceed 2.0 to 1.0 at September 30, 2010. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2010. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 5.00 to 1.0 in 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

2014 Senior Notes, 2016 Senior Subordinated Notes and 2018 Senior Notes - The 2014 Senior Notes, the 2016 Senior Subordinated Notes and the 2018 Senior Notes indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.

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

If we cannot make scheduled payments on our debt, we will be in default, and as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

Post-refinancing our credit ratings and outlook were as follows:

	Corporate Rating/Outlook	Senior Secured Term Loans	Senior Secured Revolver	Senior Unsecured Notes	Senior Subordinated Notes
Moody’s (1)	B2 /Stable	Ba3	Ba3	B3	Caa1
Standard & Poor’s (2)	B+/Stable	BB-	BB-	B	B-

(1)	Ratings were raised post-refinancing, October 5, 2010, on the Senior Secured Term Loans, Senior Secured Revolver and Senior Unsecured Notes. The ratings on the Senior Subordinated Notes and Corporate Rating were confirmed on September 15, 2010.
(2)	The rating was raised on the Senior Unsecured Notes and was confirmed for the Senior Secured Term Loan, Senior Secured Revolver, Senior Subordinated Notes and the Corporate Rating on September 15, 2010.

We will monitor and weigh our operating performance with any potential acquisition activities. Additional acquisitions of size would likely require us to secure additional funding sources. We have no reason to believe for the foreseeable future there will be an event to cause downgrades based on the positions of our rating agencies.

Contractual Obligations

As described in “Financial Statements and Supplementary Data,” in our Annual Report on Form 10-K for the year ended December 31, 2009, we have contractual obligations that may affect our financial condition.

The following table summarizes our contractual obligations at September 30, 2010 (dollars in thousands):

		Payment due by period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Senior Secured Term Loan Facility, due 2013 (1)	$1,450,210	$11,289	$30,104	$1,408,817	$—
9.5% Senior Notes, due 2014	650,000	—	—	650,000	—
Senior Secured Term Loan Facility, due 2016 (1)	984,655	7,674	20,464	20,464	936,053
11% Senior Subordinated Notes, due 2016	450,000	—	—	—	450,000
Interest payments on fixed rate debt (1)	599,625	111,250	222,500	191,625	74,250
Estimated interest payments on variable rate debt (1)(2)	482,119	128,694	207,333	105,364	40,728
Operating leases	128,408	33,496	42,025	21,874	31,013
Capital lease obligations	1,228	966	262	—	—
Contractual minimums under telephony agreements (3)	118,200	80,000	38,200	—	—
Purchase obligations (4)	54,532	48,464	6,068	—	—
Interest rate swaps	42,055	30,926	11,129	—	—
Portfolio notes payable	143	143	—	—	—

Total contractual cash obligations	$4,961,175	$452,902	$578,085	$2,398,144	$1,532,044

(1)	On October 5, 2010, after giving effect to the amendment to our credit facilities and issuance of 2018 Senior Notes described above our Senior Secured Term Loan Facility, due 2013 is reduced to $450,210 with no principal payment due until 2013. The Senior Secured Term Loan Facility, due 2016 is increased to $1,484,655 in total with principal payments of $12,868, $30,858, $30,858 and $1,410,071 due in less than 1 year, 1-3 years, 4-5 years and after five years, respectively. Interest payments on fixed rate debt will increase due to the issuance of the 8.625% Senior Notes, due 2018 to $944,625 in total with interest payments of $144,864, $308,750, $277,875 and $213,136 due in less than 1 year, 1-3 years, 4-5 years and after five years, respectively. Estimated interest payments on variable rate debt will decrease to $544,791 in total with interest payments of $120,823, $191,396, $166,547 and $66,025 due in less than 1 year, 1-3 years, 4-5 years and after 5 years, respectively.
(2)	Interest rate assumptions based on September 24, 2010 LIBOR U.S. dollar swap rate curves and LIBOR Euro and GBP swap rate curves for the next five years.
(3)	Based on projected telephony minutes through 2012. The contractual minimum is usage based and could vary based on actual usage.
(4)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At September 30, 2010, we have accrued $20.6 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $84.8 million for the nine months ended September 30, 2010, compared to $95.3 million for the nine months ended September 30, 2009. We currently estimate our capital expenditures for the remainder of 2010 to be approximately $25.2 to $45.2 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $830.1 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of Intrado and Positron are supported by performance bonds and letters of credit. These obligations will expire at various dates through August 2012 and are renewed as required. The outstanding commitment on these obligations at September 30, 2010 was $23.4 million.

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

Interest Rate Risk

As of September 30, 2010, we had $2,434.9 million outstanding under our senior secured term loan facility, $650.0 million outstanding under our 9.5% senior notes, $450.0 million outstanding under our 11% senior subordinated notes, $0.1 million outstanding under the portfolio notes payable facilities, and no balances outstanding under our revolving credit facilities or accounts receivable securitization facility.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at September 30, 2010 consist of the following:

	Outstanding at variable interest rates (1)	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility	$834,865	$1,043.6
Portfolio Notes Payable Facilities	143	0.2

Variable rate debt	$835,008	$1,043.8

(1)	Net of $1,600.0 million interest rate swaps

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the nine months ended September 30, 2010, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1%.

On September 30, 2010 and September 30, 2009 the Communication Services segment had no material revenue outside the United States. Our contact centers in Jamaica and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars. Our facility in Canada operates under revenue contracts denominated primarily in U.S. dollars.

For the three and nine months ended September 30, 2010, revenues from non-U.S. countries were approximately 16% of consolidated revenues. For the three and nine months ended September 30, 2009, revenues from non-U.S. countries were approximately 15% and 13% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. At September 30, 2010 and December 31, 2009, long-lived assets from non-U.S. countries were 9% and 10%, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.2) (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 6, 2010)

10.03	Indenture, dated as of October 5, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K dated October 6, 2010)

10.04	Registration Rights Agreement, dated as of October 5, 2010, among West, the guarantors named on the signature pages thereto and Deutsche Bank Securities, Inc., Wells Fargo Securities, LLC, Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.4 to Form 8-K dated October 6, 2010)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: November 5, 2010

EXHIBIT INDEX

Number	Description

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.2) (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 6, 2010)

10.03	Indenture, dated as of October 5, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K dated October 6, 2010)

10.04	Registration Rights Agreement, dated as of October 5, 2010, among West, the guarantors named on the signature pages thereto and Deutsche Bank Securities, Inc., Wells Fargo Securities, LLC, Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.4 to Form 8-K dated October 6, 2010)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002