Form 10-Q
period 2011-03-31
WEST CORP
filed 2011-05-03
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At April 29, 2011, 88,018,724.4624 shares of the registrant’s Class A common stock and 9,995,145.5578 shares of the registrant’s Class L common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations, stockholders’ deficit and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Omaha, Nebraska

May 3, 2011

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
REVENUE	$610,818	$599,821
COST OF SERVICES	271,603	260,823
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	220,408	221,753

OPERATING INCOME	118,807	117,245

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $99 and $74	(67,725)	(59,049)
Other, net	4,692	(127)

Other expense	(63,033)	(59,176)

INCOME BEFORE INCOME TAX EXPENSE	55,774	58,069

INCOME TAX EXPENSE	21,194	22,066

NET INCOME	$34,580	$36,003

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	$4.39	$3.97
Diluted Class L	$4.21	$3.81
Basic Class A	$(0.11)	$(0.04)
Diluted Class A	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L	9,995	9,971
Diluted Class L	10,416	10,392
Basic Class A	88,017	87,987
Diluted Class A	88,017	87,987

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,097	$97,793
Trust and restricted cash	13,332	15,122
Accounts receivable, net of allowance of $10,492 and $10,481	394,281	366,419
Deferred income taxes receivable	22,866	29,968
Prepaid assets	43,868	33,667
Other current assets	36,753	34,058

Total current assets	611,197	577,027
PROPERTY AND EQUIPMENT:
Property and equipment	1,054,120	1,032,205
Accumulated depreciation and amortization	(718,047)	(690,839)

Total property and equipment, net	336,073	341,366
GOODWILL	1,680,451	1,629,396
INTANGIBLE ASSETS, net of accumulated amortization of $375,267 and $357,500	321,305	299,685
OTHER ASSETS	160,139	157,776

TOTAL ASSETS	$3,109,165	$3,005,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$61,745	$64,149
Accrued expenses	338,326	283,988
Current maturities of long-term debt	3,856	15,425

Total current liabilities	403,927	363,562

LONG-TERM OBLIGATIONS, less current maturities	3,512,509	3,518,141
DEFERRED INCOME TAXES	108,957	93,881
OTHER LONG-TERM LIABILITIES	78,668	68,721

Total liabilities	4,104,061	4,044,305

COMMITMENTS AND CONTINGENCIES (Note 11)

CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,995 and 9,988 SHARES ISSUED AND OUTSTANDING	1,549,687	1,504,445

STOCKHOLDERS’ DEFICIT:
Class A common stock $0.001 par value, 400,000 shares authorized, 88,134 and 88,071 shares issued and 88,019 and 87,956 shares outstanding	88	88
Retained deficit	(2,524,010)	(2,516,315)
Accumulated other comprehensive loss	(19,638)	(26,250)
Treasury stock at cost (115 shares)	(1,023)	(1,023)

Total stockholders’ deficit	(2,544,583)	(2,543,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,109,165	$3,005,250

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,580	$36,003
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	25,843	26,111
Amortization	16,299	17,462
Provision for share based compensation	1,015	882
Deferred income tax expense	6,056	16,824
Amortization of debt acquisition costs	3,344	4,010
Other	139	10
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(23,237)	(18,794)
Other assets	(18,090)	(15,249)
Accounts payable	2,746	19,190
Accrued expenses, other liabilities and income tax payable	55,008	29,032

Net cash flows from operating activities	103,703	115,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $4,129 and $0	(60,712)	(544)
Collections applied to principal of portfolio receivables	—	2,124
Purchases of property and equipment	(28,196)	(35,390)
Other	90	29

Net cash flows from investing activities	(88,818)	(33,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	61,000	59,850
Payments on revolving credit facilities	(61,000)	(132,781)
Principal payments on long-term obligations	(17,201)	(6,485)
Payments of capital lease obligations	(225)	(1,447)
Other	(81)	(168)

Net cash flows from financing activities	(17,507)	(81,031)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4,926	(3,186)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,304	(2,517)
CASH AND CASH EQUIVALENTS, Beginning of period	97,793	59,068

CASH AND CASH EQUIVALENTS, End of period	$100,097	$56,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,074	$20,612

Cash paid during the period for income taxes, net of refunds of $522 and $261	$6,266	$6,496

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$4,291	$653

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS )

	Class A Common Stock	Additional Paid - in Capital	Retained Deficit	Treasury Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Deficit
BALANCE, January 1, 2011	$88	$—	$(2,516,315)	$(1,023)	$(9,065)	$(17,185)	$(2,543,500)
Net income			34,580				34,580
Foreign currency translation adjustment, net of tax of $1,388					2,265		2,265
Reclassification of a cash flow hedge into earnings, net of tax of $1,193						1,945	1,945
Unrealized gain on cash flow hedges, net of tax of $1,472						2,402	2,402

Total comprehensive income							41,192
Executive Deferred Compensation Plan activity		1,051					1,051
Stock options exercised including related tax benefits (2,000 Class A shares)		7					7
Share based compensation		520					520
Accretion of Class L common stock priority return preference		(1,578)	(42,275)				(43,853)

BALANCE, March 31, 2011	$88	$—	$(2,524,010)	$(1,023)	$(6,800)	$(12,838)	$(2,544,583)

BALANCE, January 1, 2010	$88	$—	$(2,408,770)	$(53)	$(4,147)	$(12,583)	$(2,425,465)
Net income			36,003				36,003
Foreign currency translation adjustment, net of tax of $8,925					(14,562)		(14,562)
Unrealized loss on cash flow hedges, net of tax of $1,522						(3,234)	(3,234)

Total comprehensive income							18,207
Purchase of stock at cost (4,779 Class A shares)				(43)			(43)
Executive Deferred Compensation Plan activity		240					240
Stock options exercised including related tax benefits (46,500 Class A shares)		69					69
Share based compensation		505					505
Accretion of Class L common stock priority return preference		(814)	(38,767)				(39,581)

BALANCE, March 31, 2010	$88	$—	$(2,411,534)	$(96)	$(18,709)	$(15,817)	$(2,446,068)

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

•

Alerts & Notifications Services. Our solutions leverage our proprietary technology platforms to allow clients to manage and deliver automated personalized communications quickly and through multiple delivery channels (voice, text messaging, email and fax). For example, we deliver patient notifications, appointment reminders and prescription reminders on behalf of our healthcare clients (medical and dental practices, hospitals and pharmacies), provide travelers with flight arrival and departure updates on behalf of our transportation clients, send and receive automated outage notifications and payment reminders on behalf of our utility clients and transmit emergency evacuation notices on behalf of municipalities. Our platform also enables two-way communications which allow the recipients of a message to respond with relevant information to our clients.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Communication Services

•	Automated Services

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

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2011 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition – In our Unified Communications segment, our conferencing and collaboration services are generally billed and revenue recognized on a per participant minute basis or per seat basis and our alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. License fees charged for certain web services are recognized over the term of the license. Our Communication Services segment recognizes revenue for automated and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages and include contract-specified milestones representative of fair value, upon achieving such contract milestones. As it relates to installation sales, as of January 1, 2010, the Company early adopted new revenue recognition guidance for multiple element arrangements. For contracts entered into prior to January 1, 2010, revenue associated with advance payments are deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed or specified milestones are attained. This guidance was adopted prospectively and specifically for the product sales and installation for the emergency communications services revenue. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract or the expected life of the client relationship, whichever is longer.

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

Common Stock – Our equity investors (i.e., an investment group led by Thomas H. Lee Partners, L.P. and Quadrangle Group, LLC (the “Sponsors”), Mary and Gary West, who are the founders of West (the “Founders”) and certain members of management) own a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share per strip). Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

quarterly, from the closing date of the recapitalization to the date of payment. Second, after payment of this priority return to Class L holders, the holders of Class A shares and Class L shares participate together, as a single class, in any and all distributions by the Company.

•

Conversion of Class L shares: Class L shares automatically convert into Class A shares prior to an initial public offering (“IPO”). Also, the board of directors may elect to cause all Class L shares to be converted into Class A shares in connection with a transfer (by stock sale, merger or otherwise) of a majority of all common stock to a third party (other than to Thomas H. Lee Partners, LP and its affiliates). In the case of any such conversion (whether at an IPO or sale), if any unpaid Class L priority return (base $90/share plus accrued 12% IRR) remains unpaid at the time of conversion it will be “paid” in additional Class A shares valued at the deal price (in the case of an IPO, at the IPO price net of underwriter’s discount); that is, each Class L share would convert into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which is the unpaid priority return on such Class L share and the denominator of which is the value of a Class A share at the time of conversion.

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with ASC 480-10-599, Classification and Measurement of Redeemable Securities. At March 31, 2011 and December 31, 2010, the 12% priority return preference has been accreted and included in the Class L share balance.

A reconciliation of the Class L common shares is presented below, in thousands:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Beginning of period balance	$1,504,445	$1,332,721
Accretion of class L common stock priority return preference	43,853	39,581
Executive Deferred Compensation Plan activity	1,389	287

End of period balance	$1,549,687	$1,372,589

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Events – In accordance with the provisions of ASC 855, we have evaluated subsequent events through May 3, 2011. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein, except as disclosed in Note 12.

Recently Issued Accounting Pronouncements: In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity, such as the Company, with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. The Company is required to perform step two of the goodwill impairment test if there are any adverse qualitative factors indicating that an impairment may exist for their reporting units with a zero or negative carrying value. This guidance became effective for the Company January 1, 2011 and the adoption had no immediate effect on our financial position, results of operations or cash flows.

2.	ACQUISITIONS

Unisfair

On March 1, 2011, we completed the acquisition of Unisfair, Inc. (“Unisfair”), a provider of hosted virtual events and business environments. These virtual events and environments offer a highly interactive experience through speaking sessions, exhibition floors and networking areas that support many business purposes, including sales and lead generation, training, product marketing and corporate and employee communications. The addition of Unisfair will enhance our virtual event offering by permitting us to offer a complete end-to-end solution on a proprietary platform within our Unified Communications segment. The purchase price was $19.5 million and was funded by cash on hand. The results of Unisfair have been included in the Unified Communications segment since March 1, 2011.

TFCC

On February 1, 2011, we completed the acquisition of Twenty First Century Communications, Inc. (“TFCC”), a provider of automated alerts and notification solutions to the electric utilities industry, government, public safety and corporate markets. The addition of TFCC will enhance our alerts and notifications platform and our position as a service provider to the U.S. utility industry. The purchase price was $40.5 million and was funded by cash on hand and partial use of our accounts receivable securitization facility. The results of TFCC have been included in the Unified Communications segment since February 2, 2011.

POSTcti

On February 1, 2011, we completed the acquisition of Preferred One Stop Technologies Limited (“POSTcti”), a provider of unified communications solutions and services in Europe. POSTcti enables and provides single source communication convergence from best-of-breed industry-leading providers, combined with customized professional services implementation and dedicated ongoing product support. The purchase price included $4.3 million of non-contingent consideration paid in Sterling at closing and was funded with cash on hand. The purchase agreement for POSTcti includes a three year contingent earn-out provision with a maximum payment of approximately £12.0 million and £0.4 million of additional non-contingent deferred consideration withheld to secure sellers’ indemnification obligations. Based on a weighted average probability analysis, we have accrued $8.6 million at March 31, 2011 for the contingent earn-out. The results of the acquired POSTcti assets have been included in the Unified Communications segment since February 1, 2011.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SPN

On November 9, 2010, we completed the acquisition of substantially all of the assets of Specialty Pharmacy Network, Inc. (“SPN”), a provider of billing and management information to payors and providers that participate in managing, administering and paying specialty pharmacy claims. SPN’s primary offering is a server based application whose data mining capabilities allow SPN to identify indicators of medical claim overpayment based on a proprietary library of pharmacy edits. The purchase price was $3.2 million and was funded by cash on hand. The results of the acquired SPN assets have been included in the Communication Services segment since November 9, 2010.

TuVox

On July 21, 2010, we completed the acquisition of TuVox Incorporated, (“TuVox”) a provider of on-demand and interactive voice recognition applications. The purchase price was $16.5 million and was funded by cash on hand. The results of operations for TuVox have been included in the Communication Services segment since July 21, 2010.

Holly

On June 1, 2010, we completed the acquisition of Holly Australia Pty Ltd, (“Holly”), a provider of carrier- grade voice platforms. The purchase price was $9.2 million and was funded by cash on hand. The results of operations for Holly have been included in the Communication Services segment since June 1, 2010.

Total acquisition costs expensed during the three months ended March 31, 2011 were $1.5 million compared to $0.4 million for the three months ended March 31, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for Unisfair, TFCC, POSTcti, SPN, TuVox, and Holly. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships. We are in the process of completing the valuation of certain intangible assets and the acquisition accounting allocation, and accordingly the information presented with respect to the acquisitions of Unisfair, TFCC, POSTcti, SPN, TuVox and Holly are provisional and subject to adjustment.

(Amounts in thousands)	Unisfair	TFCC	POSTcti	SPN	TuVox	Holly
Working Capital	$(3,694)	$1,326	$(1,255)	$—	$(1,480)	$1,704
Property and equipment	339	3,304	18	—	242	110
Other assets, net	42	—	—	—	10,365	—
Intangible assets	10,960	17,950	3,859	550	7,907	4,300
Goodwill	15,305	17,888	10,818	2,638	1,447	4,412

Total assets acquired	22,952	40,468	13,440	3,188	18,481	10,526

Non-current deferred taxes	3,452	—	610	—	2,030	1,290
Long-term liabilities	—	—	8,537	—	—	—

Total liabilities assumed	3,452	—	9,147	—	2,030	1,290

Net assets acquired	$19,500	$40,468	$4,293	$3,188	$16,451	$9,236

Assuming the acquisitions of Unisfair, TFCC, POSTcti, SPN, TuVox and Holly occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three months ended March 31, 2011 and 2010 would have been, in thousands (except per share amounts), as follows:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
Revenue	$614,241	$615,878
Net Income	$33,827	$33,635
Earnings per common L share—basic	$4.39	$3.97
Earnings per common L share—diluted	$4.21	$3.81
Loss per common A share—basic	$(0.11)	$(0.07)
Loss per common A share—diluted	$(0.11)	$(0.07)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the three months ended March 31, 2011:

	Unified Communications	Communication Services	Consolidated
Gross carrying value at December 31, 2010	$843,558	$823,513	$1,667,071
Acquisitions	44,011	—	44,011
Acquisition accounting adjustments	—	(2,697)	(2,697)
Foreign currency translation adjustment	9,663	78	9,741

Gross carrying value at March 31, 2011	897,232	820,894	1,718,126

Impairment in 2010	—	(37,675)	(37,675)

Net balance at March 31, 2011	$897,232	$783,219	$1,680,451

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of Unisfair, TFCC, POSTcti, SPN, TuVox and Holly were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates. Goodwill recognized for Unisfair, TFCC, POSTcti, SPN, TuVox and Holly at March 31, 2011 was approximately $15.6 million, $17.9 million, $11.1 million, $2.6 million, $1.4 million and $5.6 million, respectively.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of Unisfair included enhancement of our virtual events and business environment services offering.

Factors that contributed to a purchase price resulting in the recognition of goodwill, deductible for tax purposes, for the purchase of TFCC included expansion of our presence in emergency alerts and notification services particularly in the utilities industry and the potential to drive additional services into this market.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the POSTcti assets included the expansion of our hosted and managed unified communications solutions to Europe.

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the SPN assets included SPN’s expertise and the large market opportunity in pharmacy insurance claims.

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

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of March 31, 2011			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$496,961	$(303,285)	$193,676	9.1
Technology & Patents	115,425	(51,115)	64,310	10.4
Trade names	58,710	—	58,710	Indefinite
Trade names (finite lived)	14,109	(10,511)	3,598	4.2
Other intangible assets	11,367	(10,356)	1,011	5.6

Total	$696,572	$(375,267)	$321,305

	As of December 31, 2010			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$473,144	$(289,889)	$183,255	9.0
Technology & Patents	102,311	(47,376)	54,935	10.5
Trade names	58,710	—	58,710	Indefinite
Trade names (finite lived)	12,379	(10,170)	2,209	4.3
Other intangible assets	10,641	(10,065)	576	5.6

Total	$657,185	$(357,500)	$299,685

Amortization expense for finite-lived intangible assets was $14.8 million and $16.5 million for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense for the intangible assets noted above for 2011 and the next five years is as follows:

2011	$ 54.6 million
2012	$ 46.7 million
2013	$ 41.1 million
2014	$ 33.7 million
2015	$ 26.5 million
2016	$ 20.1 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	March 31, 2011	December 31, 2010
Accrued wages	$60,245	$46,673
Interest payable	59,551	31,318
Deferred revenue and customer deposits	51,547	48,845
Accrued other taxes (non-income related)	42,018	38,846
Accrued phone	34,341	25,568
Interest rate hedge position	19,230	26,123
Accrued employee benefit costs	15,317	17,214
Income taxes payable	10,308	1,055
Accrued lease expense	8,150	8,695
Accrued settlements	1,610	4,307
Other current liabilities	36,009	35,344

	$338,326	$283,988

5.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	March 31, 2011	December 31, 2010
Senior Secured Term Loan Facility, due 2013	$448,434	$450,210
Senior Secured Term Loan Facility, due 2016	1,467,931	1,483,356
Senior Secured Revolving Credit Facility, due 2012	—	—
Senior Secured Revolving Credit Facility, due 2016	—	—
11% Senior Subordinated Notes, due 2016	450,000	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,516,365	3,533,566

Less: current maturities	(3,856)	(15,425)

Long-term obligations	$3,512,509	$3,518,141

6.	HEDGING ACTIVITIES

Periodically, we have entered into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion to fixed rate debt on our outstanding senior secured term loan facility. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. During the three months ended March 31, 2011 we de-designated two interest rate swap contracts with a notional value of $400.0 million. At December 31, 2010, the associated other comprehensive loss for these two interest rate swap contracts were $8.4 million, net of tax, and will be reclassified into interest expense over the remaining life of the contracts which terminate in August, 2011.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At March 31, 2011, the notional amount of debt outstanding under interest rate swap agreements was $1,600.0 million. The fixed interest rate on the interest rate swaps ranges from 1.685% to 3.532%.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$11,276	Accrued expenses	$21,765
Interest rate swaps	Other long-term liabilities	3,626	Other long-term liabilities	5,725

		14,902		27,490
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	7,953	Accrued expenses	4,358

Total derivatives		$22,855		$31,848

The following presents, in thousands the impact of interest rate swaps on the consolidated statement of operations for the three months ended March 31, 2011 and March 31, 2010, respectively.

Derivatives designated as hedging instruments	Amount of gain (loss) recognized in OCI March 31,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) three months ended March 31,
	2011	2010	2011	2010
Interest rate swaps	$2,402	$(3,234)	$202	$—

Location of gain (loss) reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into net income for the three months ended March 31,
	2011	2010
Interest expense	$1,945	$—

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	FAIR VALUE DISCLOSURES

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with ASC 320 Investments – Debt and Equity Securities (“ASC 320”) considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

Interest rate swaps. The effect of the interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt that is hedged. We record the interest rate swaps at fair value. The fair value of the interest rate swaps is based on a model whose inputs are observable, therefore, the fair value of these interest rate swaps is based on a Level 2 input.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, in thousands, are summarized below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Fair Value Measurements at March 31, 2011 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$29,067	$29,067	$—	$—	$29,067

Total assets at fair value	$29,067	$29,067	$—	$—	$29,067

Liabilities
Interest rate swaps	$22,855	$—	$22,855	$—	$22,855

Total liabilities at fair value	$22,855	$—	$22,855	$—	$22,855

		Fair Value Measurements at December 31, 2010 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$26,834	$26,834	$—	$—	$26,834

Total assets at fair value	$26,834	$26,834	$—	$—	$26,834

Liabilities
Interest rate swaps	$31,848	$—	$31,848	$—	$31,848

Total liabilities at fair value	$31,848	$—	$31,848	$—	$31,848

The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes at March 31, 2011 was approximately $3,587.2 million compared to the carrying amount of $3,516.4 million. The fair value of our senior secured term loan facility 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes at December 31, 2010 was approximately $3,604.6 million compared to the carrying amount of $3,533.6 million.

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

Stock Options

The following table presents the stock option activity under the EIP for the three months ended March 31, 2011 and 2010, respectively:

	Options Available for Grant	Options Outstanding
		Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010	454,347	2,501,500	$2.42
Granted	—	—	—
Canceled	33,000	(33,000)	1.64
Exercised	—	(46,500)	1.64

Balance at March 31, 2010	487,347	2,422,000	$2.45

Balance at January 1, 2011	333,447	2,544,000	$3.00
Granted	(160,000)	160,000	10.60
Canceled	18,500	(18,500)	4.92
Exercised	—	(2,000)	3.61

Balance at March 31, 2011	191,947	2,683,500	$3.44

At March 31, 2011, we expect that approximately 72% of options granted will vest over the vesting period.

At March 31, 2011, the intrinsic value of vested options was approximately $13.9 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the information on the options granted under the EIP at March 31, 2011:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,797,500	5.69	$1.64	1,402,500	$1.64
3.61	231,000	7.75	3.61	98,000	3.61
6.36	270,000	6.83	6.36	162,000	6.36
9.04	225,000	9.08	9.04	—	—
10.60	160,000	9.83	10.60	—	—

$1.64 -$10.60	2,683,500	6.51	$3.44	1,662,500	$2.22

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during the three months ended March 31, 2011 were $3.92. No options were granted during the three months ended March 31, 2010. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

Three months ended March 31, 2011
Risk-free interest rate	1.87
Dividend yield	0.0%
Expected volatility	33.2%
Expected life (years)	6.5

The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

There was approximately $1.5 million and $1.1 million unrecorded and unrecognized compensation expense related to unvested stock options under the EIP at March 31, 2011 and 2010, respectively.

Executive Management Rollover Options

During the three months ended March 31, 2011, no Management Rollover Options were exercised. At March 31, 2011, 287,326 Equity Strip options were fully vested and outstanding. The aggregate intrinsic value of these equity strip options was approximately $47.0 million.

Stock-Based Compensation Expense

The components of stock-based compensation expense in thousands are presented below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
Stock options	$174	$131
Restricted stock	346	374
Deferred compensation - notional shares	495	377

	$1,015	$882

The net income effect of stock-based compensation expense for the three months ended March 31, 2011 and 2010 was approximately $0.6 million and $0.5 million, respectively.

9.	EARNINGS PER SHARE

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

	Three months ended March 31,
(Amount in thousands)	2011	2010
Net Income	$34,580	$36,003
Less accretion of Class L Shares (1)	43,853	39,581

Net loss attributable to Class A Shares	$(9,273)	$(3,578)

(1)	The Class L shareholders are allocated their priority return which is equivalent to the accretion, while any losses are allocated to Class A shareholders as the Class L shareholders do not have a contractual obligation to share in losses.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended March 31,
(In thousands, except per share amounts)	2011	2010
Earnings (loss) per common share:
Basic - Class L	$4.39	$3.97
Basic - Class A	$(0.11)	$(0.04)
Diluted - Class L	$4.21	$3.81
Diluted - Class A	$(0.11)	$(0.04)

Weighted average number of shares outstanding:
Basic - Class L	9,995	9,971
Basic - Class A	88,017	87,987

Dilutive impact of stock options:
Class L Shares	421	421

Diluted Class L Shares	10,416	10,392

For purposes of calculating the diluted earnings per share for the Class A shares, 2.7 million and 2.4 million options outstanding to purchase Class A shares at March 31, 2011 and 2010, respectively, have been excluded from the computation of diluted Class A shares outstanding because the income allocable to the Class A shares is a loss therefore the effect is anti-dilutive.

10.	BUSINESS SEGMENTS

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2011	2010
	Amounts in thousands
Revenue:
Unified Communications	$331,122	$299,192
Communication Services	282,077	301,829
Intersegment Eliminations	(2,381)	(1,200)

Total	$610,818	$599,821

Operating Income:
Unified Communications	$94,011	$77,482
Communication Services	24,796	39,763

Total	$118,807	$117,245

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$21,144	$23,966
Communication Services	20,998	19,607

Total	$42,142	$43,573

Capital Expenditures:
Unified Communications	$8,406	$15,315
Communication Services	9,274	11,370
Corporate	1,484	8,052

Total	$19,164	$34,737

	As of March 31,	As of December 31,
	2011	2010
	Amounts in thousands
Assets:
Unified Communications	$1,521,805	$1,401,242
Communication Services	1,348,988	1,375,643
Corporate	238,372	228,365

Total	$3,109,165	$3,005,250

For the three months ended March 31, 2011 and 2010, our largest 100 clients represented 56% and 57% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended March 31, 2011 and 2010 was approximately 11% of our total revenue in both periods. No other client represented more than 10% of our aggregate revenue for the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011 and 2010, revenues from non-U.S. countries were approximately 18% and 16%, respectively, of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2011	2010
Revenue:
North America	$500,715	$505,722
Europe, Middle East & Africa (EMEA)	75,785	66,837
Asia Pacific	34,318	27,262

Total	$610,818	$599,821

	As of March 31, 2011	As of December 31, 2010
Long-Lived Assets:
North America	$2,246,594	$2,197,888
Europe, Middle East & Africa (EMEA)	231,650	210,689
Asia Pacific	19,724	19,646

Total	$2,497,968	$2,428,223

Canada and Mexico represented approximately 1% of North American revenue during the three months ended March 31, 2011 and 2010. Long-lived assets in Canada and Mexico represented less than 1% of North American long-lived assets at March 31, 2011 and December 31, 2010.

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $2.2 million and ($1.1) million for the three months ended March 31, 2011 and 2010, respectively.

11.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and certain of our subsidiaries are defendants in various litigation matters and are subject to claims from our clients for indemnification, some of which may involve claims for damages that are substantial in amount. We do not believe the disposition of matters and claims currently pending will have a material adverse effect on our financial position, results of operations or cash flows.

12.	SUBSEQUENT EVENTS

Subsequent to March 31, 2011, we announced an agreement to acquire Smoothstone IP Communications Corporation for cash paid of approximately $120.0 million. The acquisition will be integrated into our Unified Communications segment and is expected to close later in the second quarter of 2011 after satisfaction of certain closing conditions including customary regulatory approvals. Due to the limited time since the signing date and limitations on access to Smoothstone IP Communications’ information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide the amounts recorded within assets and liabilities for the purchase price allocation as well as provide the pro-forma revenue and net income of the combined entity.

13.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY NON- GUARANTORS

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Parent / Issuer	For the Three Months Ended March 31, 2011
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$484,750	$126,068	$—	$610,818
COST OF SERVICES	—	220,685	50,918	—	271,603
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,698	180,281	37,429	—	220,408

OPERATING INCOME	(2,698)	83,784	37,721	—	118,807

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(41,055)	(30,055)	3,385	—	(67,725)
Subsidiary Income	76,615	31,299	—	(107,914)	—
Other, net	2,513	5,365	(3,186)	—	4,692

Other income (expense)	38,073	6,609	199	(107,914)	(63,033)

INCOME BEFORE INCOME TAX EXPENSE	35,375	90,393	37,920	(107,914)	55,774

INCOME TAX EXPENSE	795	13,975	6,424	—	21,194

NET INCOME	$34,580	$76,418	$31,496	$(107,914)	$34,580

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Parent / Issuer	For the Three Months Ended March 31, 2010
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$494,689	$105,132	$—	$599,821
COST OF SERVICES	—	221,946	38,877	—	260,823
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	819	186,876	34,058	—	221,753

OPERATING INCOME	(819)	85,867	32,197	—	117,245

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(37,351)	(24,734)	3,036	—	(59,049)
Subsidiary Income	47,650	28,054	—	(75,704)	—
Other, net	1,355	229	(1,711)	—	(127)

Other income (expense)	11,654	3,549	1,325	(75,704)	(59,176)

INCOME BEFORE INCOME TAX EXPENSE	10,835	89,416	33,522	(75,704)	58,069

INCOME TAX EXPENSE (BENEFIT)	(25,168)	42,000	5,234	—	22,066

NET INCOME	$36,003	$47,416	$28,288	$(75,704)	$36,003

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		March 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,296	$—	$100,503	$(8,702)	$100,097
Trust cash	—	13,332	—	—	13,332
Accounts receivable, net	—	50,558	343,723	—	394,281
Intercompany receivables	—	407,896	—	(407,896)	—
Deferred income taxes receivable	4,791	16,546	1,529	—	22,866
Prepaid assets	3,091	31,951	8,826	—	43,868
Other current assets	3,773	23,471	9,509	—	36,753

Total current assets	19,951	543,754	464,090	(416,598)	611,197
Property and equipment, net	67,792	237,709	30,572	—	336,073
INVESTMENT IN SUBSIDIARIES	1,185,662	311,624	—	(1,497,286)	—
GOODWILL	—	1,490,561	189,890	—	1,680,451
INTANGIBLES, net	—	255,223	66,082	—	321,305
OTHER ASSETS	109,238	299,800	(248,899)	—	160,139

TOTAL ASSETS	$1,382,643	$3,138,671	$501,735	$(1,913,884)	$3,109,165

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,509	$56,317	$10,621	$(8,702)	$61,745
Intercompany payables	339,056	—	68,840	(407,896)	—
Accrued expenses	72,195	191,169	74,962	—	338,326
Current maturities of long-term debt	588	3,268	—	—	3,856

Total current liabilities	415,348	250,754	154,423	(416,598)	403,927
LONG - TERM OBLIGATIONS, less current maturities	1,891,900	1,620,609	—	—	3,512,509
DEFERRED INCOME TAXES	15,227	72,956	20,774	—	108,957
OTHER LONG-TERM LIABILITIES	55,064	13,422	10,182	—	78,668
CLASS L COMMON STOCK	1,549,687	—	—	—	1,549,687
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,544,583)	1,180,930	316,356	(1,497,286)	(2,544,583)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,382,643	$3,138,671	$501,735	$(1,913,884)	$3,109,165

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		December 31, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$102,385	$(4,592)	$97,793
Trust cash	—	15,122	—	—	15,122
Accounts receivable, net	—	48,738	317,681	—	366,419
Intercompany receivables	—	416,017	—	(416,017)	—
Deferred income taxes receivable	9,848	16,532	3,588	—	29,968
Prepaid assets	2,981	24,451	6,235	—	33,667
Other current assets	2,559	23,680	7,819	—	34,058

Total current assets	15,388	544,540	437,708	(420,609)	577,027
Property and equipment, net	68,026	243,300	30,040	—	341,366
INVESTMENT IN SUBSIDIARIES	1,069,843	271,278	—	(1,341,121)	—
GOODWILL	—	1,471,124	158,272	—	1,629,396
INTANGIBLES, net	—	244,833	54,852	—	299,685
OTHER ASSETS	110,090	288,496	(240,810)	—	157,776

TOTAL ASSETS	$1,263,347	$3,063,571	$440,062	$(1,761,730)	$3,005,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,448	$52,291	$9,002	$(4,592)	$64,149
Intercompany payables	340,974	—	75,043	(416,017)	—
Accrued expenses	10,412	214,349	59,227	—	283,988
Current maturities of long-term debt	4,777	10,648	—	—	15,425

Total current liabilities	363,611	277,288	143,272	(420,609)	363,562
LONG - TERM OBLIGATIONS, less current maturities	1,888,775	1,629,366	—	—	3,518,141
DEFERRED INCOME TAXES	20,421	53,839	19,621	—	93,881
OTHER LONG-TERM LIABILITIES	29,595	37,644	1,482	—	68,721
CLASS L COMMON STOCK	1,504,445	—	—	—	1,504,445
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,543,500)	1,065,434	275,687	(1,341,121)	(2,543,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,263,347	$3,063,571	$440,062	$(1,761,730)	$3,005,250

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$97,665	$14,740	$(8,702)	$103,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(39,306)	(21,406)	—	(60,712)
Purchase of property and equipment	(2,351)	(23,036)	(2,809)	—	(28,196)
Other	—	90	—	—	90

Net cash used in investing activities	(2,351)	(62,252)	(24,215)	—	(88,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	14,000	—	47,000	—	61,000
Payments on revolving credit facilities	(14,000)	—	(47,000)	—	(61,000)
Principal payments on long-term obligations	(5,327)	(11,874)	—	—	(17,201)
Payments on capital lease obligations	(204)	(21)	—	—	(225)
Other	7	(88)	—	—	(81)

Net cash used in financing activities	(5,524)	(11,983)	—	—	(17,507)

Intercompany	16,171	(23,430)	2,667	4,592	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4,926	—	4,926

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,296	—	(1,882)	(4,110)	2,304
CASH AND CASH EQUIVALENTS, Beginning of period	—	—	102,385	(4,592)	97,793

CASH AND CASH EQUIVALENTS, End of period	$8,296	$—	$100,503	$(8,702)	$100,097

WEST CORPORATION

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2010, we managed approximately 24 billion telephony minutes and over 115 million conference calls, facilitated over 240 million 9-1-1 calls, and delivered over 720 million notification calls and data messages. With approximately 598,000 telephony ports to handle conference calls, alerts and notifications and customer service, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 246,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

Evolution to Automated Technologies. As we have continued our evolution into a diversified and automated technology-driven service provider, our revenue from automated services businesses has grown from 37% of total revenue in 2005 to 70% for the three months ended March 31, 2011 and our operating income from automated services businesses has grown from 53% of total operating income to 94% over the same period.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our capabilities across industries and service offerings. We expect this will occur through a combination of organic growth, as well as strategic partnerships, alliances and acquisitions to expand into new service offerings as well as into new industries. Since 2005, we have invested approximately $1.8 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenue: Total revenue for the three months ended March 31, 2011 increased approximately $11.0 million, or 1.8%, to $610.8 million from $599.8 million for the three months ended March 31, 2010. This increase included revenue of $12.0 million from entities acquired since April 1, 2010. Acquisitions made during the three months ended March 31, 2011 were of TFCC, POSTcti and Unisfair. These acquisitions closed February 1, 2011 for TFCC and POSTcti and March 1, 2011 for Unisfair. These acquisitions have been consolidated with our Unified Communications segment since their respective acquisition dates. Revenue from agent-based services for the three months ended March 31, 2011 decreased by $13.2 million as compared with the three months ended March 31, 2010.

For the three months ended March 31, 2011 and 2010, our largest 100 clients represented 56% and 57% of total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, in the three months ended March 31, 2011 and 2010 were approximately 11% in both periods. No other client accounted for more than 10% of our total revenue in the three months ended March 31, 2011 or 2010.

Revenue by business segment:

	For the three months ended March 31,
	2011	% of Total Revenue	2010	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$331,122	54.2%	$299,192	49.9%	$31,930	10.7%
Communication Services	282,077	46.2%	301,829	50.3%	(19,752)	-6.5%
Intersegment eliminations	(2,381)	-0.4%	(1,200)	-0.2%	(1,181)	98.4%

Total	$610,818	100.0%	$599,821	100.0%	$10,997	1.8%

For the three months ended March 31, 2011, Unified Communications revenue increased $31.9 million, or 10.7%, to $331.1 million from $299.2 million for the three months ended March 31, 2010. The increase in revenue for the three months ended March 31, 2011 is primarily due to $23.1 million from organic growth and $8.8 million from the acquisitions made since April 1, 2010. Our international revenue grew to $110.1 million, an increase of 17.0% over the three months ended March 31, 2010. The average rate per minute that we charge our conferencing customers continues to decline while total minutes sold continues to increase.

For the three months ended March 31, 2011, Communication Services revenue decreased approximately $19.8 million, or 6.5%, to $282.1 million from $301.8 million for the three months ended March 31, 2010. The decrease in revenue for the three months ended March 31, 2011 is primarily the result of decreased revenue from our consumer agent-based services and a reduction in purchased paper revenue resulting from our decision in 2010 to discontinue portfolio receivable purchases.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $10.8 million, or 4.1%, in the three months ended March 31, 2011, to $271.6 million, from $260.8 million for the three months ended March 31, 2010. As a percentage of revenue, cost of services increased to 44.5% in the three months ended March 31, 2011 compared to 43.5% for the three months ended March 31, 2010.

Cost of services by business segment:

	For the three months ended March 31,
	2011	% of Revenue	2010	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$132,615	40.1%	$115,798	38.7%	$16,817	14.5%
Communication Services	140,908	50.0%	145,880	48.3%	(4,972)	-3.4%
Intersegment eliminations	(1,920)	*	(855)	*	(1,065)	*

Total	$271,603	44.5%	$260,823	43.5%	$10,780	4.1%

*	Calculation not meaningful

Unified Communications cost of services for the three months ended March 31, 2011 increased $16.8 million, or 14.5%, to $132.6 million from $115.8 million for the three months ended March 31, 2010. Cost of services increased by $4.9 million as a result of acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications, cost of services increased to 40.1% for the three months ended March 31, 2011 from 38.7% for the three months ended March 31, 2010. The increase in cost of services as a percentage of revenue is due primarily to changes in the product and geographic mix.

Communication Services cost of services decreased $5.0 million, or 3.4%, in the three months ended March 31, 2011 to $140.9 million from $145.9 million for the three months ended March 31, 2010. As a percentage of this segment’s revenue, Communication Services cost of services increased to 50.0% for the three months ended March 31, 2011 from 48.3%, for the three months ended March 31, 2010. The increase in the percentage of cost of services to revenue was largely due to declines in margins for agent-based services.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses decreased by approximately $1.3 million, or 0.6%, to $220.4 million for the three months ended March 31, 2011 from $221.8 million for the three months ended March 31, 2010. As a percentage of revenue, SG&A expenses decreased to 36.1% for the three months ended March 31, 2011 from 37.0% for the three months ended March 31, 2010.

Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
	2011	% of Revenue	2010	% of Revenue	Change	% Change
Selling, general and administrative expenses in thousands:
Unified Communications	$104,496	31.6%	$105,912	35.4%	$(1,416)	-1.3%
Communication Services	116,372	41.3%	116,186	38.5%	186	0.2%
Intersegment eliminations	(460)	*	(345)	*	(115)	*

Total	$220,408	36.1%	$221,753	37.0%	$(1,345)	-0.6%

*	Calculation not meaningful

Unified Communications SG&A expenses for the three months ended March 31, 2011 decreased $1.4 million, or 1.3%, to $104.5 million from $105.9 million for the three months ended March 31, 2010. SG&A expenses from acquired entities of $5.1 million partially offset this decrease in SG&A expenses. As a percentage of this segment’s revenue, Unified Communications SG&A expenses decreased to 31.6% for the three months ended March 31, 2011 from 35.4% for the three months ended March 31, 2010.

Communication Services SG&A expenses increased $0.2 million, or 0.2%, to $116.4 million for the three months ended March 31, 2011 from $116.2 million for the three months ended March 31, 2010. SG&A expenses from acquired entities were $3.7 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 41.3% for the three months ended March 31, 2011 from 38.5% for the three months ended March 31, 2010.

Operating income: Operating income increased $1.6 million, or 1.3%, to $118.8 million for the three months ended March 31, 2011 from $117.2 million for the three months ended March 31, 2010. As a percentage of revenue, operating income was 19.5% for each of the three months ended March 31, 2011 and the three months ended March 31, 2010.

Operating income by business segment:

	For the three months ended March 31,
	2011	% of Revenue	2010	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$94,011	28.4%	$77,482	25.9%	$16,529	21.3%
Communication Services	24,796	8.8%	39,763	13.2%	(14,967)	-37.6%

Total	$118,807	19.5%	$117,245	19.5%	$1,562	1.3%

Unified Communications operating income for the three months ended March 31, 2011 increased approximately $16.5 million, to $94.0 million from $77.5 million for the three months ended March 31, 2010. As a percentage of this segment’s revenue, Unified Communications operating income increased to 28.4% for the three months ended March 31, 2011 from 25.9% for the three months ended March 31, 2010 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income decreased $15.0 million, or 37.6%, to $24.8 million for the three months ended March 31, 2011 from $39.8 million for the three months ended March 31, 2010. As a percentage of this segment’s revenue, Communication Services operating income decreased to 8.8% for the three months ended March 31, 2011 from 13.2% for the three months ended March 31, 2010 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Other income (expense): Other income (expense) includes interest expense from short-term and long-term borrowings under credit facilities, interest income from short-term investments and foreign currency transaction gains (losses) on affiliate transactions denominated in currencies other than the functional currency. Other income (expense) for the three months ended March 31, 2011 was ($63.0) million compared to ($59.2) million for the three months ended March 31, 2010. Interest expense for the three months ended March 31, 2011 was $67.8 million compared to $59.1 million during the three months ended March 31, 2010. The change in interest expense was primarily due to higher effective interest rates during the three months ended March 31, 2011 as a result of our fourth quarter 2010 bond and bank debt refinancing.

During the three months ended March 31, 2011, we recognized a $3.1 million gain on foreign currency exchange rate changes on affiliate transactions. During the three months ended March 31, 2010, we recognized $1.2 million loss on foreign currency exchange rate changes on affiliate transactions.

Net income – Net income decreased $1.4 million for the three months ended March 31, 2011 to $34.6 million from $36.0 million for the three months ended March 31, 2010. Net income includes a provision for income tax expense at an effective rate of approximately 38.0% for each of the three months ended March 31, 2011, and the three months ended March 31, 2010.

Earnings (Loss) per common share: Earnings per common L share-basic for the three months ended March 31, 2011 improved to $4.39 from $3.97 for the three months ended March 31, 2010. Earnings per common L share-diluted for the three months ended March 31, 2011 improved to $4.21 from $3.81 for the three months ended March 31, 2010. Loss per common A share-basic and diluted for the three months ended March 31, 2011 was ($0.11) compared to ($0.04) for the three months ended March 31, 2010.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank credit facilities.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 and amendments to the Registration Statement on November 6, 2009, December 1, 2009, December 16, 2009, February 16, 2010 and April 14, 2011 pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and the Sponsors. We may also use a portion of the net proceeds received by us to repurchase certain of our notes and for working capital and other general corporate purposes.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010	Change	% Change
Cash flows from operating activities	$103,703	$115,481	$(11,778)	-10.2%
Cash flows from (used in) investing activities	$(88,818)	$(33,781)	$(55,037)	162.9%
Cash flows from (used in) financing activities	$(17,507)	$(81,031)	$63,524	-78.4%

Net cash flows from operating activities decreased $11.8 million, or 10.2%, to $103.7 million for the three months ended March 31, 2011, compared to net cash flows from operating activities of $115.5 million for the three months ended March 31, 2010. The decrease in net cash flows from operating activities is primarily due to changes in working capital, primarily related to the timing of interest and vendor payments.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 58 days at March 31, 2011. At March 31, 2010, DSO was 56 days.

Net cash flows used in investing activities increased $55.0 million to $88.8 million for the three months ended March 31, 2011, compared to net cash flows used in investing activities of $33.8 million for the three months ended March 31, 2010. Cash used for business acquisitions during the three months ended March 31, 2011 was $60.7 million compared to $0.5 million for the three months ended March 31, 2010. We invested $28.2 million in capital expenditures during the three months ended March 31, 2011 compared to $35.4 million for the three months ended March 31, 2010.

Net cash flows used in financing activities decreased $63.5 million to $17.5 million for the three months ended March 31, 2011, compared to net cash flows used in financing activities of $81.0 million for the three months ended March 31, 2010. During the three months ended March 31, 2011 we made a $5.8 million payment on our senior secured term loan based upon an excess cash flow calculation provision in the senior secured term loan facility. We also made a voluntary $11.4 million prepayment on the senior secured term loan facility.

During the three months ended March 31, 2010, net cash flows used in financing activities primarily included net payments on our revolving credit facility of $72.9 million, which paid off the outstanding balance on our $250.0 million senior secured revolving credit facility.

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

After giving effect to the prepayment of amortization payments payable in respect of the term loans due 2013, the amended and restated senior secured term loan facility requires annual principal payments of approximately $15.4 million, paid quarterly, with balloon payments at maturity dates of October 24, 2013 and July 15, 2016 of approximately $450.2 million and $1,398.5 million, respectively. Pricing of the amended and restated senior secured term loan facility, due 2013, is based on the Company’s corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at March 31, 2011), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at March 31, 2011). The interest rate margins for the amended and restated senior secured term loans due 2016 are based on the Company’s corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at March 31, 2011), and from 3.00% to 3.625% for base rate loans (Base Rate plus 3.25% at March 31, 2011). The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for the three months ended March 31, 2011 and 2010 were 6.56% and 4.49%, respectively.

The original maturity senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at March 31, 2011), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at March 31, 2011). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the three months ended March 31, 2011 and 2010 was $0.0 million and $33.7 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during the three months ended March 31, 2011 and 2010 was $0.0 million and $80.9 million, respectively.

The extended maturity senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at March 31, 2011), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 2.0% at March 31, 2011). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The highest balance outstanding on the extended maturity senior secured revolving credit facility during the three months ended March 31, 2011 was $9.0 million. Prior to this, there had been no borrowings on the extended maturity senior secured revolving credit facility since its inception on October 5, 2010.

Subsequent to March 31, 2011, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $848.6 million, including the aggregate amount of $617.6 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2016 Senior Subordinated Notes

The Company’s $450 million aggregate principal amount of 11% senior subordinated notes due 2016 (the “2016 Senior Subordinated Notes”) bear interest that is payable semiannually.

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

2019 Senior Notes

On November 24, 2010, we issued $650 million aggregate principal amount of 7 7/8% senior notes that mature January 15, 2019 (the “2019 Senior Notes”).

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined by our Restated Credit Agreement) may not exceed 5.75 to 1.0 at March 31, 2011 and the interest coverage ratio of Consolidated EBITDA (as defined in the Restated Credit Agreement) to the sum of consolidated interest expense must exceed 2.0 to 1.0 at March 31, 2011. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2011. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 5.00 to 1.0 in the fourth quarter of 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

2016 Senior Subordinated Notes, 2018 Senior Notes and 2019 Senior Notes – The 2016 Senior Subordinated Notes, the 2018 Senior Notes and the 2019 Senior Notes indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.

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

Asset Securitization

During 2009, West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia Bank, National Association. Under the facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The current facility is subject to renewal in August 2012. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At March 31, 2011 and December 31, 2010, the facility was undrawn. The highest balance outstanding during the three months ended March 31, 2011 was $17.0 million. During the three months ended March 31, 2010 the facility was undrawn.

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

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to our contractual obligations since December 31, 2010.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $19.2 million for the three months ended March 31, 2011, compared to $34.7 million for the three months ended March 31, 2010. We currently estimate our capital expenditures for the remainder of 2011 to be approximately $100.8 million to $110.8 million, primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $848.6 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through February 2013 and are renewed as required. The outstanding commitment on these obligations at March 31, 2011 was $20.6 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of March 31, 2011, we had $1,916.4 million outstanding under our senior secured term loan facility, $450 million outstanding under our 2016 Senior Subordinated Notes, $500 million outstanding under our 2018 Senior Notes and $650 million outstanding under our 2019 Senior Notes.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at March 31, 2011 consisted of the following:

	Outstanding at variable interest rates	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility (1)	$316,365	$395.5

Variable rate debt	$316,365	$395.5

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

Based on our level of operating activities in foreign operations during the three months ended March 31, 2011, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On March 31, 2011 and 2010, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three months ended March 31, 2011 and 2010, revenues from non-U.S. countries were approximately 18% and 16% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. At March 31, 2011 and December 31, 2010, long-lived assets from non-U.S. countries were both approximately 10%. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an aggregate notional value of $600.0 million with interest rates ranging from 3.38% to 3.532%, and expire in August 2011. In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expire in June 2013. During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these interest rate swaps ranges from 2.56% to 2.60%, and expire in January 2012. At March 31, 2011, the notional amount of debt outstanding under interest rate swap agreements was $1,600.0 million of the outstanding $1,916.4 million senior secured term loan facility hedged at rates from 1.685% to 3.532%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

10.01	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.02	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018

10.03	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019

10.04	Amendment Number One to the West Corporation Stockholder Agreement dated as of April 12, 2011 by and among West Corporation, the THL Investors, the Quadrangle Investors and the Founders

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: May 3, 2011

Exhibit Index

Exhibit Number

10.01	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.02	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018

10.03	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019

10.04	Amendment Number One to the West Corporation Stockholder Agreement dated as of April 12, 2011 by and among West Corporation, the THL Investors, the Quadrangle Investors and the Founders

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002