Form 10-Q
period 2011-06-30
WEST CORP
filed 2011-08-05
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At July 25, 2011, 87,833,960.4624 shares of the registrant’s Class A common stock and 9,972,287.5578 shares of the registrant’s Class L common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and stockholders’ deficit and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

August 5, 2011

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE	$622,820	$596,549	$1,233,638	$1,196,370
COST OF SERVICES	276,220	263,433	547,823	524,256
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	223,849	214,639	444,257	436,392

OPERATING INCOME	122,751	118,477	241,558	235,722

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $118, $70, $217 and $144	(68,418)	(59,882)	(136,143)	(118,931)
Other	1,120	(58)	5,812	(185)

Other expense	(67,298)	(59,940)	(130,331)	(119,116)

INCOME BEFORE INCOME TAX EXPENSE	55,453	58,537	111,227	116,606

INCOME TAX EXPENSE	21,075	22,244	42,269	44,310

NET INCOME	$34,378	$36,293	$68,958	$72,296

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L Shares	$4.58	$4.13	$8.97	$8.10

Diluted Class L Shares	$4.39	$3.96	$8.60	$7.77

Basic Class A Shares	$(0.13)	$(0.06)	$(0.23)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L Shares	9,972	9,971	9,985	9,971
Dilutive impact of potential common shares from stock options	429	423	425	422

Diluted Class L Shares	10,401	10,394	10,410	10,393

Basic Class A Shares	87,834	87,987	87,936	87,987

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,770	$97,793
Trust and restricted cash	10,894	15,122
Accounts receivable, net of allowance of $12,335 and $10,481	419,425	366,419
Deferred income taxes receivable	20,977	29,968
Prepaid assets	42,880	33,667
Other current assets	39,845	34,058

Total current assets	601,791	577,027
PROPERTY AND EQUIPMENT:
Property and equipment	1,078,277	1,032,205
Accumulated depreciation and amortization	(742,644)	(690,839)

Total property and equipment, net	335,633	341,366
GOODWILL	1,780,285	1,629,396
INTANGIBLE ASSETS, net of accumulated amortization of $391,188 and $357,500	359,629	299,685
OTHER ASSETS	157,664	157,776

TOTAL ASSETS	$3,235,002	$3,005,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,235	$64,149
Accrued expenses	305,856	283,988
Current maturities of long-term debt	7,713	15,425

Total current liabilities	382,804	363,562

LONG-TERM OBLIGATIONS, less current maturities	3,584,152	3,518,141
DEFERRED INCOME TAXES	144,310	93,881
OTHER LONG-TERM LIABILITIES	77,409	68,721

Total liabilities	4,188,675	4,044,305

COMMITMENTS AND CONTINGENCIES (Note 11)

CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,972 AND 9,988 SHARES OUTSTANDING	1,593,644	1,504,445

STOCKHOLDERS’ DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 88,144 and 88,071 shares issued and 87,834 and 87,956 shares outstanding	88	88
Retained deficit	(2,534,182)	(2,516,315)
Accumulated other comprehensive loss	(10,145)	(26,250)
Treasury stock at cost (310 and 115 shares)	(3,078)	(1,023)

Total stockholders’ deficit	(2,547,317)	(2,543,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,235,002	$3,005,250

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,958	$72,296
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	51,297	51,744
Amortization	32,488	34,573
Provision for share based compensation	2,303	1,728
Deferred income tax expense	20,005	17,824
Amortization of debt acquisition costs	6,693	8,009
Other	161	8
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(42,507)	(25,754)
Trust and restricted cash	4,228	(1,814)
Other assets	(17,314)	(8,203)
Accounts payable	4,541	18,873
Accrued expenses, other liabilities and income tax payable	17,572	17,911

Net cash flows from operating activities	148,425	187,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $4,780 and $1,902	(188,914)	(12,180)
Purchases of property and equipment	(49,378)	(66,175)
Collections applied to principal of portfolio receivables	—	3,862
Other	90	30

Net cash flows from investing activities	(238,202)	(74,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	369,500	134,850
Payments on revolving credit and accounts receivable securitization facilities	(294,000)	(207,781)
Principal repayments on long-term obligations	(17,201)	(25,448)
Repurchase of common stock	(4,617)	—
Payments of capital lease obligations	(460)	(1,609)
Other	(262)	(351)

Net cash flows from financing activities	52,960	(100,339)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6,794	(5,279)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,023)	7,114
CASH AND CASH EQUIVALENTS, Beginning of period	97,793	59,068

CASH AND CASH EQUIVALENTS, End of period	$67,770	$66,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$117,788	$103,314

Cash paid during the period for income taxes, net of refunds of $1,440 and $626	$16,719	$13,307

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$7,292	$5,465

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS )

(UNAUDITED)

	Class A Common Stock	Additional Paid - in Capital	Retained Deficit	Treasury Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Deficit
BALANCE, January 1, 2011	$88	$—	$(2,516,315)	$(1,023)	$(9,065)	$(17,185)	$(2,543,500)
Net income			68,958				68,958
Foreign currency translation adjustment, net of tax of $6,166					10,060		10,060
Reclassification of cash flow hedges into earnings, net of tax of $2,386						3,891	3,891
Unrealized gain on cash flow hedges, net of tax of $1,320						2,154	2,154

Total comprehensive income							85,063
Purchase of stock (194,764 Class A shares)				(2,055)			(2,055)
Executive Deferred Compensation Plan contributions		1,668					1,668
Stock options exercised including related tax benefits (12,000 Class A shares)		24					24
Share based compensation		1,038					1,038
Accretion of Class L common stock priority return preference		(2,730)	(86,825)				(89,555)

BALANCE, June 30, 2011	$88	$—	$(2,534,182)	$(3,078)	$995	$(11,140)	$(2,547,317)

BALANCE, January 1, 2010	$88	$—	$(2,408,770)	$(53)	$(4,147)	$(12,583)	$(2,425,465)
Net income			72,296				72,296
Foreign currency translation adjustment, net of tax of $21,321					(34,788)		(34,788)
Unrealized loss on cash flow hedges, net of tax of $4,227						(6,898)	(6,898)

Total comprehensive income							30,610
Purchase of stock (4,779 Class A shares)				(43)			(43)
Executive Deferred Compensation Plan contributions		412					412
Stock options exercised including related tax benefits (46,500 Class A shares)		76					76
Share based compensation		1,033					1,033
Accretion of Class L common stock priority return preference		(1,521)	(79,212)				(80,733)

BALANCE, June 30, 2010	$88	$—	$(2,415,686)	$(96)	$(38,935)	$(19,481)	$(2,474,110)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description - West Corporation (the “Company” or “West”) is a leading provider of technology-driven communications services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer our clients a broad range of communications and network infrastructure solutions that help them manage or support their critical communications. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide our clients with a portfolio of premium outsourced services. Our services provide reliable high-quality communications that aim to maximize return on investment for our clients. We also deliver mission-critical services, such as our emergency communication services. Our clients include Fortune 1000 companies and others in a variety of industries, including telecommunications, banking, retail, financial services, public safety, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

We operate in two business segments:

•	Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions; and

•	Communication Services, including emergency communications services, automated call processing and agent-based services.

Unified Communications

— Conferencing & Collaboration Services. Operating under the InterCall brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research, and managed over 115 million conference calls in 2010. We provide our clients with an integrated global suite of meeting services. These include on-demand automated conferencing services, video management services and web-based collaboration tools that allow clients to make presentations and share applications and documents over the Internet as well as video conferencing applications that allow clients to experience real-time video presentations and conferences.

— Event Services. We are also the largest provider of event services globally, according to Wainhouse research. Our event services platform provides operator-assisted services for complex audio conferences or large events, audio and video streaming and virtual event design and hosting. Examples of virtual events include job fairs, trade shows, global classrooms and town hall meetings.

— Alerts & Notifications Services. Our services leverage our proprietary technology platforms to allow clients to manage and deliver automated personalized communications quickly and through multiple delivery channels (voice, text messaging, email and fax) based on the preferences of their customer. For example, we deliver patient notifications, appointment and prescription reminders on behalf of our healthcare clients, provide travelers with flight arrival and departure updates on behalf of our transportation clients, send and receive automated outage notifications and payment reminders on behalf of our utility clients and transmit emergency evacuation notices on behalf of municipalities. Our platform also enables two-way communications which allow the recipients of a message to respond with relevant information to our clients.

— IP-Based Unified Communication Solutions. We provide our clients with enterprise class IP-based communications solutions enabled by our technology. We offer cloud-based IP-private branch exchange (PBX) call management and multi- protocol label switching (MPLS) network solutions, cloud-based security services, and integrated conferencing/desktop messaging and presence tools. We support these solutions with a range of professional sales engineering and systems integration services, which provide our clients with advice and solutions to integrate their unified communication systems.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Communication Services

— Platform-Based Services

— Emergency Communications Services. We believe we are one of the largest providers of emergency communications services, based on the number of 9-1-1 calls that we and other participants in the industry facilitated. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens. We provide the systems that control routing of emergency calls to the appropriate 9-1-1 centers. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ telephone bills. We also provide fully-integrated desktop communications technology solutions to public safety agencies that enable enhanced 9-1-1 call handling. Our next generation 9-1-1 solution is designed to significantly improve the information available to first responders by integrating capabilities such as the ability to text, send photos or video to 9-1-1 centers as well as providing stored data such as building blueprints or personal health data to first responders.

— Automated Call Processing. We believe we have developed a best-in-class automated customer service platform. Our services allow our clients to effectively communicate with their customers through inbound and outbound interactive voice response (IVR) applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our open standards based platform allows the flexibility to integrate new capabilities, such as, mobility, social media, and cloud-based services.

— Agent-Based Services. We provide our clients with large-scale, agent-based services. We target opportunities to provide our agent-based services as part of larger strategic client engagements and with clients for whom our services can add value. We believe that we are known in the industry as a premium provider of these services. For our clients’ commercial customer needs, we provide business-to-business, or B2B, sales and account management services, as well as receivables management services. We also help clients with their consumer-based communications needs, including customer acquisition and retention, and revenue lifecycle management. We have a flexible model with on-shore, off-shore and virtual home-based capabilities to fit our clients’ needs.

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2011 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition – In our Unified Communications segment, our conferencing and collaboration services, event services and IP-based unified communication solutions are generally billed and revenue recognized on a per participant minute basis or per seat basis and our alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages. As it relates to installation sales, as of January 1, 2010, the Company early adopted new revenue recognition guidance for multiple element arrangements. For contracts entered into prior to January 1, 2010, revenue associated with advance payments are deferred until the system installations are completed. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed. This guidance was adopted prospectively and specifically for the product sales and installation for the emergency communications services revenue. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract or the expected life of the client relationship, whichever is longer.

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with ASC 480-10-599, Classification and Measurement of Redeemable Securities. At June 30, 2011 and December 31, 2010, the 12% priority return preference has been accreted and included in the Class L share balance.

A reconciliation of the Class L common shares is presented below, in thousands:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Beginning of period balance	$1,504,445	$1,332,721
Accretion of Class L common stock priority return preference	89,555	80,733
Executive Deferred Compensation Plan activity	2,206	504
Purchase of Class L shares	(2,562)	—

End of period balance	$1,593,644	$1,413,958

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Events – In accordance with the provisions of ASC 855, we have evaluated subsequent events. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements – In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity, such as the Company, with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. The Company is required to perform step two of the goodwill impairment test if there are any adverse qualitative factors indicating that an impairment may exist for their reporting units with a zero or negative carrying value. This guidance became effective for the Company January 1, 2011 and the adoption had no immediate effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011- 05, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. ASU 2011- 05 is effective for statements issued by the Company after January 1, 2012. The Company will provide the required financial reporting presentation upon the effective date.

2.	ACQUISITIONS

Contact One

On June 7, 2011, we completed the acquisition of substantially all of the assets of Contact One, Inc. (“Contact One”), a provider of 9-1-1 database, mapping/GIS (“Geographic Information System”) and 9-1-1 products and services. The purchase price was $7.6 million and was funded by partial use of our revolving credit facilities. The results of the acquired Contact One assets have been included in the Communication Services segment since June 7, 2011.

Smoothstone

On June 3, 2011, we completed the acquisition of Smoothstone IP Communications Corporation (“Smoothstone”), a provider of cloud-based communications including for the enterprise. The acquisition of Smoothstone added cloud-based IP telephony and network management to our Unified Communications solutions portfolio. The purchase price was $120.7 million and was funded by cash on hand and partial use of our revolving credit facilities. The results of Smoothstone have been included in the Unified Communications segment since June 3, 2011.

Unisfair

On March 1, 2011, we completed the acquisition of Unisfair, Inc. (“Unisfair”), a provider of hosted virtual events and business environments. These virtual events and environments offer a highly interactive experience through speaking sessions, exhibition floors and networking areas that support many business purposes, including sales and lead generation, training, product marketing and corporate and employee communications. The addition of Unisfair enhances our virtual event offering by permitting us to offer a complete end-to-end solution on a proprietary platform within our Unified Communications segment. The purchase price was $19.5 million and was funded by cash on hand. The results of Unisfair have been included in the Unified Communications segment since March 1, 2011.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

TFCC

On February 1, 2011, we completed the acquisition of Twenty First Century Communications. Inc., (“TFCC”), a provider of automated alerts and notification solutions to the electric utilities industry, government, public safety and corporate markets. The addition of TFCC enhances our alerts and notifications platform and our position as a service provider to the U.S. utility industry. The purchase price was $40.5 million and was funded by cash on hand and partial use of our revolving credit facilities. The results of TFCC have been included in the Unified Communications segment since February 2, 2011.

POSTcti

On February 1, 2011, we completed the acquisition of Preferred One Stop Technologies Limited (“POSTcti”), a provider of unified communications solutions and services in Europe. POSTcti enables and provides single source communication convergence from best-of-breed industry-leading providers, combined with customized professional services implementation and dedicated ongoing product support. The purchase price included $4.3 million of non-contingent consideration paid in Sterling at closing and was funded with cash on hand. The purchase agreement for POSTcti also includes a three year contingent earn-out provision with a maximum payment of approximately £12.0 million and £0.4 million (approximately $19.3 million and $0.7 million at the June 30, 2011 exchange rate) of additional non-contingent deferred consideration withheld to secure sellers’ indemnification obligations. Based on a weighted average probability analysis, we have accrued $8.6 million at June 30, 2011 for the contingent earn-out. The results of the acquired POSTcti assets have been included in the Unified Communications segment since February 1, 2011.

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

TuVox

On July 21, 2010, we completed the acquisition of TuVox Incorporated (“TuVox”), a provider of on-demand and interactive voice recognition applications. The purchase price was $16.5 million and was funded by cash on hand. The results of operations for TuVox have been included in the Communication Services segment since July 21, 2010.

Holly

On June 1, 2010, we completed the acquisition of Holly Australia Pty Ltd, (“Holly”) a provider of carrier grade voice platforms. The purchase price was $9.2 million and was funded by cash on hand. The results of operations for Holly have been included in the Communication Services segment since June 1, 2010.

Total acquisition costs expensed during the three and six months ended June 30, 2011 were $0.7 million and $2.2 million, respectively, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2010.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for Contact One, Smoothstone, Unisfair, TFCC, POSTcti, SPN and TuVox. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships. We are in the process of completing the valuation of certain intangible assets and the acquisition accounting allocation, and accordingly the information presented with respect to the acquisitions of Contact One, Smoothstone, Unisfair, TFCC, POSTcti and SPN, are provisional and subject to adjustment.

(Amounts in thousands)	Contact One	Smoothstone	Unisfair	TFCC	POSTcti	SPN	TuVox
Working Capital	$(390)	$(638)	$(3,694)	$1,080	$(1,255)	$—	$(1,527)
Property and equipment	56	2,196	339	3,304	18	—	242
Other assets, net	—	—	42	—	—	—	10,365
Intangible assets	2,785	48,610	10,960	17,250	3,859	550	7,907
Goodwill	5,189	90,054	15,305	18,870	10,208	2,988	1,494

Total assets acquired	7,640	140,222	22,952	40,504	13,440	3,538	18,481

Non-current deferred taxes	—	18,472	3,452	—	—	—	2,030
Long-term liabilities	—	1,047	—	—	8,537	—	—

Total liabilities assumed	—	19,519	3,452	—	9,147	—	2,030

Net assets acquired	$7,640	$120,703	$19,500	$40,504	$4,293	$3,538	$16,451

Pro forma

Assuming the acquisitions of Contact One, Smoothstone, Unisfair, TFCC, POSTcti, SPN, TuVox and Holly occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2011 and 2010 would have been, in thousands (except per share amounts), as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$630,105	$615,706	$1,253,883	$1,239,437
Net Income	$33,626	$30,462	$65,152	$62,019

Earnings per common L share - basic	$4.58	$4.13	$8.97	$8.10
Earnings per common L share - diluted	$4.39	$3.96	$8.60	$7.77

Loss per common A share - basic	$(0.14)	$(0.12)	$(0.25)	$(0.21)
Loss per common A share - diluted	$(0.14)	$(0.12)	$(0.25)	$(0.21)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment in thousands for the six months ended June 30, 2011:

	Unified Communications	Communication Services	Consolidated
Balance at December 31, 2010	$843,558	$823,513	$1,667,071
Acquisitions	134,437	5,189	139,626
Acquisition accounting adjustments	—	(2,625)	(2,625)
Foreign currency translation adjustments	13,588	300	13,888

Gross carrying value at June 30, 2011	991,583	826,377	1,817,960

Impairment in 2010	—	(37,675)	(37,675)

Net balance at June 30, 2011	$991,583	$788,702	$1,780,285

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of Contact One, Smoothstone, Unisfair, TFCC, POSTcti, SPN and TuVox were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates. Goodwill recognized for Contact One, Smoothstone, Unisfair, TFCC, POSTcti, and SPN and TuVox at June 30, 2011 was approximately $5.2 million, $90.1 million, $15.8 million, $18.9 million, $10.4 million, $3.0 million and $1.5 million, respectively. During the second quarter of 2011 we finalized our acquisition accounting for the acquisition of Holly. No adjustment to the provisional acquisition accounting allocation was required for this acquisition.

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the Contact One assets included Contact One’s expertise in 9-1-1 database, mapping/GIS and expansion of 9-1-1 products and services.

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of Smoothstone included a complete product portfolio of cloud-based, network-centric Unified Communications solutions, a flexible deployment model which enables a menu of solutions to be implemented to replace or complement customers’ existing on-premise equipment, expansion of the target market of potential clients and capital expenditure and operating cost avoidance.

A factor that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of Unisfair included enhancement of our virtual events and business environment services offering.

Factors that contributed to a purchase price resulting in the recognition of goodwill, deductible for tax purposes, for the purchase of TFCC included expansion of our presence in emergency alerts and notification services particularly in the utilities industry and the potential to drive additional services into this market.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A factor that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the POSTcti assets included the expansion of our hosted and managed unified communications solutions to Europe.

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the SPN assets included SPN’s expertise and the large market opportunity in pharmacy insurance claims.

A factor that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of TuVox included a reduction of future costs.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of June 30, 2011			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$529,299	$(315,530)	$213,769	9.4
Technology & Patents	133,173	(54,094)	79,079	10.4
Trade names	58,710	—	58,710	Indefinite
Trade names (finite-lived)	15,400	(10,855)	4,545	4.0
Other intangible assets	14,235	(10,709)	3,526	4.6

Total	$750,817	$(391,188)	$359,629

	As of December 31, 2010			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$473,144	$(289,889)	$183,255	9.0
Technology & Patents	102,311	(47,376)	54,935	10.5
Trade names	58,710	—	58,710	Indefinite
Trade names (finite-lived)	12,379	(10,170)	2,209	4.3
Other intangible assets	10,641	(10,065)	576	5.6

Total	$657,185	$(357,500)	$299,685

Amortization expense for finite-lived intangible assets for the three and six months ended June 30, 2011 and 2010, in thousands, was:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Finite-lived intangible asset amortization	$14,732	$15,695	$29,571	$32,179

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimated amortization expense for the intangible assets noted above for 2011 and the next five years is as follows:

2011	$58.6 million
2012	$54.2 million
2013	$47.5 million
2014	$39.5 million
2015	$31.6 million
2016	$24.6 million

4.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	June 30, 2011	December 31, 2010
Deferred revenue and customer deposits	$57,787	$48,845
Accrued wages	46,981	46,673
Interest payable	46,289	31,318
Accrued other taxes (non-income related)	39,379	38,846
Accrued phone	33,431	25,568
Accrued employee benefit costs	14,110	17,214
Interest rate hedge position	13,977	26,123
Income taxes payable	9,296	1,055
Accrued lease expense	8,297	8,695
Accrued settlements	554	4,307
Other current liabilities	35,755	35,344

	$305,856	$283,988

5.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	June 30,	December 31,
	2011	2010

Senior Secured Term Loan Facility, due 2013	$448,434	$450,210
Senior Secured Term Loan Facility, due 2016	1,467,931	1,483,356
Senior Secured Revolving Credit Facility, due 2012 *	14,725	—
Senior Secured Revolving Credit Facility, due 2016	31,275	—
Accounts Receivable Securitization facility, due 2012	29,500	—
11% Senior Subordinated Notes, due 2016	450,000	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,591,865	3,533,566

Less: current maturities	(7,713)	(15,425)

Long-term obligations	$3,584,152	$3,518,141

* Subject to extended maturity, due 2016

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	HEDGING ACTIVITIES

Periodically, we have entered into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion to fixed rate debt on our outstanding senior secured term loan facility. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. During the first quarter of 2011 we de-designated two interest rate swap contracts with a notional value of $400.0 million. At December 31, 2010, the associated other comprehensive loss for these two interest rate swap contracts were $8.4 million, net of tax, and will be reclassified into interest expense over the remaining life of the contracts which terminate in August, 2011.

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At June 30, 2011, the notional amount of debt outstanding under interest rate swap agreements was $1,600.0 million. The fixed interest rate on the interest rate swaps ranges from 1.685% to 3.532%.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate and basis swaps	Accrued expenses	$10,756	Accrued expenses	$21,765
Interest rate swaps	Other long-term liabilities	4,528	Other long-term liabilities	5,725

		15,284		27,490

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	3,221	Accrued expenses	4,358

Total derivatives		$18,505		$31,848

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and six months ended June 30, 2011 and June 30, 2010, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives designated as hedging instruments	Amount of gain (loss) recognized in OCI For the three months ended June 30,		Location of gain (loss) reclassified from OCI into net income	Amount of gain reclassified from OCI into net income for the three months ended June 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended June 30,
	2011	2010		2011	2010	2011	2010

Interest rate swaps	$(248)	$(3,664)	Interest expense	$1,946	$—	$—	$54

	For the six months ended June 30,			For the six months ended June 30,		For the six months ended June 30,
	2011	2010		2011	2010	2011	2010

Interest rate swaps	$2,154	$(6,898)	Interest expense	$3,891	$—	$202	$54

7.	FAIR VALUE DISCLOSURES

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with ASC 320 considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market, therefore, the fair value of these securities is determined by Level 1 inputs.

Interest rate swaps. The effect of the interest rate swaps is to change a variable rate debt obligation to a fixed rate for that portion of the debt that is hedged. We record the interest rate swaps at fair value. The fair value of the interest rate swaps is based on a model whose inputs are observable, therefore, the fair value of these interest rate swaps is based on a Level 2 input.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, in thousands, are summarized below:

		Fair Value Measurements at June 30, 2011 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets

Trading securities	$30,464	$30,464	$—	$—	$30,464

Liabilities

Interest rate swaps	$18,505	$—	$18,505	$—	$18,505

		Fair Value Measurements at December 31, 2010 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets

Trading securities	$26,834	$26,834	$—	$—	$26,834

Liabilities

Interest rate swaps	$31,848	$—	$31,848	$—	$31,848

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes compared to the carrying amount, in millions, as of the dates indicated:

June 30, 2011		December 31, 2010
Fair Value	Carrying Value	Fair Value	Carrying Value
$3,534.1	$3,516.4	$3,604.6	$3,533.6

8.	STOCK-BASED COMPENSATION

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The following table presents the stock option activity under the EIP for the six months ended June 30, 2011 and 2010, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010	454,347	2,501,500	$2.42
Granted	(235,000)	235,000	9.04
Canceled	49,000	(49,000)	(1.88)
Exercised	—	(46,500)	(1.64)

Balance at June 30, 2010	268,347	2,641,000	$3.04

Balance at January 1, 2011	333,447	2,544,000	$3.00
Granted	(160,000)	160,000	10.60
Canceled	65,500	(65,500)	(5.76)
Exercised	—	(12,000)	(1.97)

Balance at June 30, 2011	238,947	2,626,500	$3.40

At June 30, 2011, we expect that approximately 72% of options granted will vest over the vesting period.

At June 30, 2011, the intrinsic value of vested options was approximately $14.1 million.

The following table summarizes the information on the options granted under the EIP at June 30, 2011:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,776,500	5.44	$1.64	1,415,500	$1.64
3.61	222,000	7.50	3.61	90,000	3.61
6.36	264,000	6.58	6.36	162,000	6.36
9.04	209,000	8.83	9.04	45,000	9.04
10.60	155,000	9.58	10.60	—

$1.64 - $10.60	2,626,500	6.24	$3.40	1,712,500	$2.38

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during 2011 and 2010 were $3.92 and $4.09 per option, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2011	2010
Risk-free interest rate	1.87%	3.11%
Dividend yield	0.0%	0.0%
Expected volatility	33.2%	40.0%
Expected life (years)	6.5	6.5

The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There was approximately $2.8 million and $4.6 million unrecorded and unrecognized compensation expense related to unvested share based compensation under the EIP at June 31, 2011 and 2010, respectively.

Executive Management Rollover Options

During the three and six months ended June 30, 2011, no Management Rollover Options were exercised. At June 30, 2011, 287,326 Equity Strip options were fully vested and outstanding. The aggregate intrinsic value of these equity strip options was approximately $47.0 million.

Stock-Based Compensation Expense

The components of stock-based compensation expense in thousands are presented below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	$173	$153	$347	$284
Restricted stock	345	375	691	749
Deferred compensation - notional shares	769	318	1,265	695

	$1,287	$846	$2,303	$1,728

9.	EARNINGS PER SHARE

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
(Amount in thousands)
Net Income	$34,378	$36,293	$68,958	$72,296
Less: accretion of Class L Shares (1)	45,702	41,152	89,555	80,733

Net loss attributable to Class A Shares	$(11,324)	$(4,859)	$(20,597)	$(8,437)

(1)	The Class L shareholders are allocated their priority return which is equivalent to the accretion, while any losses are allocated to Class A shareholders as the Class L shareholders do not have a contractual obligation to share in losses.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Earnings (Loss) Per Common Share:
Basic - Class L Shares	$4.58	$4.13	$8.97	$8.10
Basic - Class A Shares	$(0.13)	$(0.06)	$(0.23)	$(0.10)

Diluted - Class L Shares	$4.39	$3.96	$8.60	$7.77
Diluted - Class A Shares	$(0.13)	$(0.06)	$(0.23)	$(0.10)

Weighted Average Number of Shares Outstanding:
Basic - Class L Shares	9,972	9,971	9,985	9,971
Basic - Class A Shares	87,834	87,987	87,936	87,987

Dilutive Impact of Stock Options:
Class L Shares	429	423	425	422

Diluted Class L Shares	10,401	10,394	10,410	10,393

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For purposes of calculating the diluted earnings per share for the Class A shares, 2.6 million options outstanding to purchase Class A shares at June 30, 2011 and 2010, have been excluded from the computation of diluted Class A shares outstanding because the income allocable to the Class A shares is a loss therefore the effect is anti-dilutive.

10.	BUSINESS SEGMENTS

Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions and;

Communication Services, including emergency communications services, automated call processing and agent-based services.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue:
Unified Communications	$347,037	$309,053	$678,159	$608,245
Communication Services	278,332	288,985	560,409	590,814
Intersegment eliminations	(2,549)	(1,489)	(4,930)	(2,689)

Total	$622,820	$596,549	$1,233,638	$1,196,370

Operating Income:
Unified Communications	$96,470	$83,366	$190,481	$160,848
Communication Services	26,281	35,111	51,077	74,874

Total	$122,751	$118,477	$241,558	$235,722

Depreciation and Amortization:
(Included in Operating Income)
Unified Communications	$21,083	$22,343	$42,227	$46,309
Communication Services	20,560	20,401	41,558	40,008

Total	$41,643	$42,744	$83,785	$86,317

Capital Expenditures:
Unified Communications	$10,936	$9,098	$19,342	$24,413
Communication Services	10,824	11,557	20,098	22,927
Corporate	2,429	5,318	3,913	13,370

Total	$24,189	$25,973	$43,353	$60,710

	As of June 30, 2011	As of December 31, 2010
	(amounts in thousands)
Assets:
Unified Communications	$1,625,289	$1,401,242
Communication Services	1,337,764	1,375,643
Corporate	271,949	228,365

Total	$3,235,002	$3,005,250

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three and six months ended June 30, 2011 and 2010, our largest 100 clients represented the following percentages of our total revenue:

Three months ended June 30,		Six months ended June 30,
2011	2010	2011	2010
55%	58%	55%	57%

The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended June 30, 2011 and 2010 was approximately 10% and 11%, respectively. During the six months ended June 30, 2011 and 2010 the aggregate revenue as a percentage of our total revenue from AT&T was 10% and 11%, respectively. No other client represented more than 10% of our aggregate revenue for the three and six months ended June 30, 2011 and 2010.

For the three and six months ended June 30, 2011 and 2010, revenues from non-U.S. countries as a percentage of consolidated revenue were:

Three months ended June 30,		Six months ended June 30,
2011	2010	2011	2010
19%	16%	18%	16%

During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue:
North America	$506,634	$501,463	$1,007,324	$1,007,185
Europe, Middle East & Africa (EMEA)	76,426	65,134	150,844	131,970
Asia Pacific	39,760	29,952	75,470	57,215

Total	$622,820	$596,549	$1,233,638	$1,196,370

	As of June 30, 2011	As of December 31, 2010
	(amounts in thousands)
Long-Lived Assets:
North America	$2,370,995	$2,197,888
Europe, Middle East & Africa (EMEA)	241,806	210,689
Asia Pacific	20,410	19,646

Total	$2,633,211	$2,428,223

Canada and Mexico represented approximately 1% of North American revenue during the three months ended June 30, 2011 and 2010. Canada and Mexico represented approximately 1% of North American revenue during the six months ended June 30, 2011 and 2010. Long lived assets in Canada and Mexico represented less than 1% of North American long lived assets at June 30, 2011 and December 31, 2010.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $0.4 million and ($0.1) million for the three months ended June 30, 2011 and 2010, respectively. The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $2.7 million and ($1.2) million for the six months ended June 30, 2011 and 2010, respectively.

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended June 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$487,322	$135,498	$—	$622,820
COST OF SERVICES	—	219,723	56,497	—	276,220
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	611	182,510	40,728	—	223,849

OPERATING INCOME	(611)	85,089	38,273	—	122,751

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(40,696)	(30,921)	3,199	—	(68,418)
Subsidiary Income	58,891	24,578	—	(83,469)	—
Other	485	5,543	(4,908)	—	1,120

Other income (expense)	18,680	(800)	(1,709)	(83,469)	(67,298)

INCOME BEFORE INCOME TAX EXPENSE	18,069	84,289	36,564	(83,469)	55,453

INCOME TAX EXPENSE (BENEFIT)	(16,309)	24,920	12,464	—	21,075

NET INCOME	$34,378	$59,369	$24,100	$(83,469)	$34,378

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Three Months Ended June 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$487,199	$109,350	$—	$596,549
COST OF SERVICES	—	221,283	42,150	—	263,433
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,864)	183,835	32,668	—	214,639

OPERATING INCOME	1,864	82,081	34,532	—	118,477

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(36,586)	(25,003)	1,707	—	(59,882)
Subsidiary Income	78,008	36,003	—	(114,011)	—
Other	(649)	1,915	(1,324)	—	(58)

Other income (expense)	40,773	12,915	383	(114,011)	(59,940)

INCOME BEFORE INCOME TAX EXPENSE	42,637	94,996	34,915	(114,011)	58,537

INCOME TAX EXPENSE (BENEFIT)	6,344	17,238	(1,338)	—	22,244

NET INCOME	$36,293	$77,758	$36,253	$(114,011)	$36,293

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Six Months Ended June 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$972,072	$261,566	$—	$1,233,638
COST OF SERVICES	—	440,408	107,415	—	547,823
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,309	362,791	78,157	—	444,257

OPERATING INCOME	(3,309)	168,873	75,994	—	241,558

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(81,751)	(60,976)	6,584	—	(136,143)
Subsidiary Income	135,506	55,877	—	(191,383)	—
Other	2,998	10,908	(8,094)	—	5,812

Other income (expense)	56,753	5,809	(1,510)	(191,383)	(130,331)

INCOME BEFORE INCOME TAX EXPENSE	53,444	174,682	74,484	(191,383)	111,227

INCOME TAX EXPENSE (BENEFIT)	(15,514)	38,895	18,888	—	42,269

NET INCOME	$68,958	$135,787	$55,596	$(191,383)	$68,958

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

		For the Six Months Ended June 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

REVENUE	$—	$981,888	$214,482	$—	$1,196,370
COST OF SERVICES	—	443,229	81,027	—	524,256
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,045)	370,711	66,726	—	436,392

OPERATING INCOME	1,045	167,948	66,729	—	235,722

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(73,937)	(49,737)	4,743	—	(118,931)
Subsidiary Income	125,658	64,057	—	(189,715)	—
Other	706	2,144	(3,035)	—	(185)

Other income (expense)	52,427	16,464	1,708	(189,715)	(119,116)

INCOME BEFORE INCOME TAX EXPENSE	53,472	184,412	68,437	(189,715)	116,606

INCOME TAX EXPENSE (BENEFIT)	(18,824)	59,238	3,896	—	44,310

NET INCOME	$72,296	$125,174	$64,541	$(189,715)	$72,296

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

		June 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,942	$—	$68,283	$(3,455)	$67,770
Trust and restricted cash	—	10,894	—	—	10,894
Accounts receivable, net	—	58,118	361,307	—	419,425
Intercompany receivables	—	491,525	—	(491,525)	—
Deferred income tax receivable	8,202	16,649	(3,874)	—	20,977
Prepaid assets	2,905	30,602	9,373	—	42,880
Other current assets	4,089	257,230	(221,474)	—	39,845

Total current assets	18,138	865,018	213,615	(494,980)	601,791

Property and equipment, net	68,523	236,583	30,527	—	335,633
INVESTMENT IN SUBSIDIARIES	1,380,847	340,805	—	(1,721,652)	—
GOODWILL	—	1,586,081	194,204	—	1,780,285
INTANGIBLES, net	—	296,510	63,119	—	359,629
OTHER ASSETS	107,127	48,923	1,614	—	157,664

TOTAL ASSETS	$1,574,635	$3,373,920	$503,079	$(2,216,632)	$3,235,002

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,377	$60,780	$9,533	$(3,455)	$69,235
Intercompany payables	473,297	—	18,228	(491,525)	—
Accrued expenses	41,186	197,034	67,636	—	305,856
Current maturities of long-term debt	1,177	6,536	—	—	7,713

Total current liabilities	518,037	264,350	95,397	(494,980)	382,804

LONG-TERM OBLIGATIONS, less current maturities	1,937,310	1,617,342	29,500	—	3,584,152
DEFERRED INCOME TAXES	19,040	102,887	22,383	—	144,310
OTHER LONG-TERM LIABILITIES	53,921	13,183	10,305	—	77,409

CLASS L COMMON STOCK	1,593,644	—	—	—	1,593,644
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,547,317)	1,376,158	345,494	(1,721,652)	(2,547,317)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,574,635	$3,373,920	$503,079	$(2,216,632)	$3,235,002

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$195,269	$(43,389)	$(3,455)	$148,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(166,435)	(22,479)	—	(188,914)
Purchase of property and equipment	(3,913)	(39,731)	(5,734)	—	(49,378)
Other	—	90	—	—	90

Net cash flows from investing activities	(3,913)	(206,076)	(28,213)	—	(238,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	107,500	—	262,000	—	369,500
Payments on revolving credit and accounts receivable securitization facilities	(61,500)	—	(232,500)	—	(294,000)
Principal payments on the senior secured term loan facility	(5,327)	(11,874)	—	—	(17,201)
Repurchase of common stock	(4,617)	—	—	—	(4,617)
Payments of capital lease obligations	(413)	(34)	(13)	—	(460)
Other	(262)	—	—	—	(262)

Net cash flows from financing activities	35,381	(11,908)	29,487	—	52,960

Intercompany	(28,526)	22,715	1,219	4,592	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	6,794	—	6,794

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,942	—	(34,102)	1,137	(30,023)
CASH AND CASH EQUIVALENTS, Beginning of period	—	—	102,385	(4,592)	97,793

CASH AND CASH EQUIVALENTS, End of period	$2,942	$—	$68,283	$(3,455)	$67,770

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the cost and reliability of communication services;

•	the cost of labor and turnover rates;

•	the impact of changes in interest rates;

•	substantial indebtedness incurred in connection with the 2006 recapitalization and acquisitions; and

•	the impact of foreign currency fluctuations;

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

Business Overview

We are a leading provider of technology-driven communications services. We offer our clients a broad range of communications and network infrastructure solutions that help them manage or support their critical communications. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide our clients with a portfolio of premium outsourced services. Our services provide reliable, high-quality communications that aim to maximize return on investment for our clients. We also deliver mission-critical services, such as our emergency communication services. Our clients include Fortune 1000 companies and others in a variety of industries, including telecommunications, banking, retail, financial services, public safety, technology and healthcare, and have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

We focus on large addressable markets with attractive growth characteristics, including conferencing and collaboration, alerts and notifications, emergency communications, and business process outsourcing. This has allowed us to deliver steady, profitable growth.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communication needs of our clients. Our evolution during this timeframe has resulted in a meaningful shift of our business mix from a provider of labor intensive communication services to a diversified and platform-based technology-driven service provider.

Since 2005, we have invested approximately $1.9 billion in strategic acquisitions. We have increased our penetration into higher growth international conferencing markets, strengthened our alerts and notifications services business and established a leadership position in emergency communication services. As technology has advanced, consumers are now able to choose how they prefer to communicate with enterprises. We have reoriented our business to address the emergence of fast-growing trends such as unified communication (UC) products, mobility, social media and cloud-based computing.

Today, our platform-based service lines include conferencing and event services, alerts and notifications, UC solutions, emergency communications services, and our automated customer service platforms, including IVR, natural language speech recognition and network-based call routing services. As we continue to increase the level of platform-based services we provide, we intend to pursue opportunities in markets where we have strong client relationships, and where clients place a premium on the quality of service provided.

Financial Operations Overview

Revenue

In our Unified Communications segment, our conferencing and collaboration services, event services and IP-based unified communication solutions are generally billed on a per participant minute or per seat basis and our alerts and notifications services are generally billed on a per message or per minute basis. Billing rates for these services vary depending on participant geographic location, type of service (such as audio, video or web conferencing) and type of message (such as voice, text, email or fax). We also charge clients for additional features, such as conference call recording, transcription services or professional services. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends. We expect this trend to continue for the foreseeable future.

In our Communication Services segment, our emergency communications solutions are generally billed per month based on the number of billing telephone numbers or cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our communication equipment technology solutions. Our platform-based and agent-based customer service solutions are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent-based services.

Cost of Services

The principal component of cost of services for our Unified Communications segment is our variable telephone expense. Significant components of our cost of services in this segment also include labor expense, primarily related to commissions for our sales force. Because the services we provide in this segment are largely platform-based, labor expense is less significant than the labor expense we experience in our Communication Services segment.

The principal component of cost of services for our Communication Services segment is labor expense. Labor expense included in costs of services primarily reflects compensation for the agents providing our agent-based services, but also includes compensation for personnel dedicated to emergency communications database management, manufacturing and development of our premise-based public safety solution as well as collection expenses, such as costs of letters and postage, incurred in connection with our receivables management services. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients. Significant components of our cost of services in this segment also include variable telephone expense.

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

Evolution into a Predominantly Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services grew from 37% of total revenue to 71% for the six months ended June 30, 2011, our operating income from platform-based services grew from 53% of total operating income to 93% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue going forward to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services – for example, an automated voice response system with the option for the customer’s client to speak to an agent and accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily thru organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that has created value for shareholders. Since 2005, we have invested approximately $1.9 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Revenue: Total revenue for the three months ended June 30, 2011 increased $26.3 million, or 4.4%, to $622.8 million from $596.5 million for the three months ended June 30, 2010. This increase included revenue of $17.8 million from entities acquired since July 1, 2010. Acquisitions made during the three months ended June 30, 2011 were Smoothstone and Contact One. These acquisitions closed on June 3, 2011 and June 7, 2011, respectively. Smoothstone’s results have been included in the Unified Communications segment since the acquisition date. Contact One’s results have been included in the Communication Services segment since the acquisition date.

For the six months ended June 30, 2011, total revenue increased $37.3 million, or 3.1%, to $1,233.6 million from $1,196.4 million for the six months ended June 30, 2010. This increase included revenue of $25.9 million from entities acquired since July 1, 2010. Acquisitions made during the six months ended June 30, 2011 in addition to Smoothstone and Contact One included TFCC, POSTcti and Unisfair. These acquisitions closed February 1, 2011 for TFCC and POSTcti and March 1, 2011 for Unisfair. Their results have been included in the Unified Communications segment since their respective acquisition dates.

For the three months ended June 30, 2011 and 2010, our largest 100 clients represented 55% and 58% of our total revenue, respectively. For the six months ended June 30, 2011 and 2010, our largest 100 clients represented 55% and 57% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended June 30, 2011 and 2010 was approximately 10% and 11%, respectively. During the six months ended June 30, 2011 and 2010 the aggregate revenue as a percentage of our total revenue from AT&T was approximately 10% and 11%, respectively. No other client represented more than 10% of our aggregate revenue for the three and six months ended June 30, 2011 and 2010.

Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
Revenue in thousands:
Unified Communications	$347,037	$309,053	$37,984	12.3%	$678,159	$608,245	$69,914	11.5%
Communication Services	278,332	288,985	(10,653)	-3.7%	560,409	590,814	(30,405)	-5.1%
Intersegment eliminations	(2,549)	(1,489)	(1,060)	-71.2%	(4,930)	(2,689)	(2,241)	-83.3%

Total	$622,820	$596,549	$26,271	4.4%	$1,233,638	$1,196,370	$37,268	3.1%

For the three months ended June 30, 2011, Unified Communications revenue increased $38.0 million, or 12.3%, to $347.0 million from $309.0 million for the three months ended June 30, 2010. The increase in revenue for the three months ended June 30, 2011 included $14.3 million from acquisitions. The remaining $23.7 million increase was attributable primarily to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 11.8% for the three months ended June 30, 2011 over the three months ended June 30, 2010, while the average rate per minute for reservationless services declined by approximately 3.5%. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future.

For the six months ended June 30, 2011, Unified Communications revenue increased $69.9 million, or 11.5%, to $678.2 million from $608.2 million for the six months ended June 30, 2010. The increase in revenue for the six months ended June 30, 2011 included $23.1 million from acquisitions. The remaining $46.8 million increase was attributable primarily to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 11.9% for the six months ended June 30, 2011 over the six months ended June 30, 2010, while the average rate per minute for reservationless services declined by approximately 4.0%.

Our Unified Communications revenue is also experiencing growth at a faster pace internationally than in North America. During the three months ended June 30, 2011, revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions grew to $114.5 million, an increase of 20.4% over the three months ended June 30, 2010. During the six months ended June 30, 2011, revenue in APAC and EMEA regions grew to $223.2 million, an increase of 18.0% over the six months ended June 30, 2010.

For the three months ended June 30, 2011 Communication Services revenue decreased $10.7 million, or 3.7%, to $278.3 million from $289.0 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, Communication Services revenue decreased $30.4 million, or 5.1%, to $560.4 million from $590.8 million for the six months ended June 30, 2010. The decrease in revenue for the three and six months ended June 30, 2011 is primarily the result of decreased revenue from our agent-based services and a reduction in purchased paper revenue resulting from our decision in 2009 to discontinue portfolio receivable purchases. Revenue from agent-based services for the three and six months ended June 30, 2011 decreased $11.9 million and $25.2 million, respectively, compared with revenue for the three and six months ended June 30, 2010. The decrease in agent-based services was a result of reduced call volume associated with weak economic conditions and a movement of call volume from domestic to foreign locations, which have lower rates. The movement of call volume from domestic to foreign locations is a trend that we expect to continue for the foreseeable future. We expect the decrease in direct response agent service volume to continue for the foreseeable future, but at a lower rate. Partially offsetting the reduction in revenue for the three and six months ended June 30, 2011 was revenue from acquired entities of $3.5 million and $6.8 million, respectively.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services for the three months ended June 30, 2011 increased approximately $12.8 million, or 4.9%, to $276.2 million, from $263.4 million for the three months ended June 30, 2010. As a percentage of revenue, cost of services increased to 44.3% for the three months ended June 30, 2011, compared to 44.2% for the three months ended June 30, 2010. Cost of services for the six months ended June 30, 2011 increased $23.6 million, or 4.5%, to $547.8 million from $524.3 million for the six months ended June 30, 2010. As a percentage of revenue, cost of services increased to 44.4% for the six months ended June 30, 2011, compared to 43.8% for the six months ended June 30, 2010.

Cost of Services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2011	Revenue	2010	Revenue	Change	Change	2011	Revenue	2010	Revenue	Change	Change
In thousands:
Unified Communications	$142,498	41.1%	$124,874	40.4%	$17,624	14.1%	$275,113	40.6%	$240,672	39.6%	$34,441	14.3%
Communication Services	135,844	48.8%	139,631	48.3%	(3,787)	-2.7%	276,752	49.4%	285,511	48.3%	(8,759)	-3.1%
Intersegment eliminations	(2,122)	NM	(1,072)	NM	(1,050)	NM	(4,042)	NM	(1,927)	NM	(2,115)	NM

Total	$276,220	44.3%	$263,433	44.2%	$12,787	4.9%	$547,823	44.4%	$524,256	43.8%	$23,567	4.5%

NM - Not Meaningful

Unified Communications cost of services for the three months ended June 30, 2011 increased $17.6 million, or 14.1%, to $142.5 million from $124.9 million for the three months ended June 30, 2010. The increase in cost of services for the three months ended June 30, 2011 included $6.0 million from acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 41.1% for the three months ended June 30, 2011 from 40.4% for the three months ended June 30, 2010.

Unified Communications cost of services for the six months ended June 30, 2011 increased $34.4 million, or 14.3%, to $275.1 million from $240.7 million for the six months ended June 30, 2010. The increase in cost of services for the six months ended June 30, 2011 included $10.9 million from acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications, cost of services increased to 40.6% for the six months ended June 30, 2011 from 39.6% for the six months ended June 30, 2010. The increase in cost of services as a percentage of revenue for the three and six months ended June 30, 2011 is due primarily to changes in the product mix, geographic mix and the impact of acquired entities.

Communication Services cost of services for the three months ended June 30, 2011 decreased $3.8 million, or 2.7%, to $135.8 million from $139.6 million for the three months ended June 30, 2010. The decrease in cost of services for the three months ended June 30, 2011 was the result of lower revenue, partially offset by $0.8 million of additional costs from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 48.8% for the three months ended June 30, 2010, compared to 48.3% for the three months ended June 30, 2010.

Communication Services cost of services for the six months ended June 30, 2011 decreased $8.8 million, or 3.1%, to $276.8 million from $285.5 million for the six months ended June 30, 2010. The decrease in cost of services for the six months ended June 30, 2011 was the result of lower revenue, partially offset by $1.3 million of additional costs from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 49.4% for the six months ended June 30, 2011, compared to 48.3% for the six months ended June 30, 2010. The increase in cost of services as a percentage of revenue for the three and six months ended June 30, 2011 is due to declines in margins for agent-based services.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased $9.2 million, or 4.3%, to $223.8 million for the three months ended June 30, 2011 from $214.6 million for the three months ended June 30, 2010. The increase in SG&A expenses for the three months ended June 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $11.8 million of additional SG&A expenses from acquired entities. As a percentage of revenue, SG&A expenses improved to 35.9% for the three months ended June 30, 2011 from 36.0% for the three months ended June 30, 2010.

SG&A expenses increased $7.9 million, or 1.8%, to $444.3 million for the six months ended June 30, 2011 from $436.4 million for the six months ended June 30, 2010. The increase in SG&A expenses for the six months ended June 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $20.5 million of additional SG&A expenses from acquired entities. As a percentage of revenue, SG&A expenses improved to 36.0% for the six months ended June 30, 2011, compared to 36.5% for the six months ended June 30, 2010.

Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2011	Revenue	2010	Revenue	Change	Change	2011	Revenue	2010	Revenue	Change	Change
In thousands:
Unified Communications	$108,069	31.1%	$100,812	32.6%	$7,257	7.2%	$212,565	31.3%	$206,724	34.0%	$5,841	2.8%
Communication Services	116,207	41.8%	114,243	39.5%	1,964	1.7%	232,580	41.5%	230,429	39.0%	2,151	0.9%
Intersegment eliminations	(427)	NM	(416)	NM	(11)	NM	(888)	NM	(761)	NM	(127)	NM

Total	$223,849	35.9%	$214,639	36.0%	$9,210	4.3%	$444,257	36.0%	$436,392	36.5%	$7,865	1.8%

NM - Not Meaningful

Unified Communications SG&A expenses for the three months ended June 30, 2011 increased $7.3 million, or 7.2%, to $108.1 million from $100.8 million for the three months ended June 30, 2010. The increase in SG&A expenses for the three months ended June 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $8.7 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 31.1% for the three months ended June 30, 2011 compared to 32.6% for the three months ended June 30, 2010.

Unified Communications SG&A expenses for the six months ended June 30, 2011 increased $5.8 million, or 2.8%, to $212.6 million from $206.7 million for the six months ended June 30, 2010. The increase in SG&A for the six months ended June 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $13.7 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 31.3% for the six months ended June 30, 2011 compared to 34.0% for the six months ended June 30, 2010.

Communication Services SG&A expenses for the three months ended June 30, 2011 increased $2.0 million, or 1.7%, to $116.2 million from $114.2 million for the three months ended June 30, 2010. The increase in SG&A expenses for the three months ended June 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $3.1 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 41.8% for the three months ended June 30, 2011, compared to 39.5% for the three months ended June 30, 2010.

Communication Services SG&A expenses for the six months ended June 30, 2011 increased $2.2 million, or 0.9%, to $232.6 million from $230.4 million for the six months ended June 30, 2010. The increase in SG&A expenses for the six months ended June 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $6.8 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 41.5% for the six months ended June 30, 2011, compared to 39.0% for the six months ended June 30, 2010.

Operating income: Operating income for the three months ended June 30, 2011 increased by $4.3 million, or 3.6%, to $122.8 million from $118.5 million for the three months ended June 30, 2010. As a percentage of revenue, operating income for the three months ended June 30, 2011 decreased to 19.7%, from 19.9% for the three months ended June 30, 2010.

Operating income for the six months ended June 30, 2011 increased by $5.8 million, or 2.5%, to $241.6 million from $235.7 million for the six months ended June 30, 2010. As a percentage of revenue, operating income for the six months ended June 30, 2011 decreased to 19.6%, from 19.7% for the six months ended June 30, 2010.

Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2011	Revenue	2010	Revenue	Change	Change	2011	Revenue	2010	Revenue	Change	Change
In thousands:
Unified Communications	$96,470	27.8%	$83,366	27.0%	$13,104	15.7%	$190,481	28.1%	$160,848	26.4%	$29,633	18.4%
Communication Services	26,281	9.4%	35,111	12.1%	(8,830)	-25.1%	51,077	9.1%	74,874	12.7%	(23,797)	-31.8%

Total	$122,751	19.7%	$118,477	19.9%	$4,274	3.6%	$241,558	19.6%	$235,722	19.7%	$5,836	2.5%

Unified Communications operating income for the three months ended June 30, 2011 increased $13.1 million, or 15.7%, to $96.5 million from $83.4 million for the three months ended June 30, 2010. As a percentage of this segment’s revenue, Unified Communications operating income improved to 27.8% for the three months ended June 30, 2011 from 27.0% for the three months ended June 30, 2010.

Unified Communications operating income for the six months ended June 30, 2011 increased $29.6 million, or 18.4%, to $190.5 million from $160.8 million for the six months ended June 30, 2010. As a percentage of this segment’s revenue, Unified Communications operating income improved to 28.1% for the six months ended June 30, 2011 from 26.4% for the six months ended June 30, 2010 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income for the three months ended June 30, 2011 decreased $8.8 million, or 25.1%, to $26.3 million from $35.1 million for the three months ended June 30, 2010. As a percentage of this segment’s revenue, Communication Services operating income decreased to 9.4% for the three months ended June 30, 2011 from 12.1% for the three months ended June 30, 2010.

Communication Services operating income for the six months ended June 30, 2011 decreased $23.8 million, or 31.8%, to $51.1 million from $74.9 million for the six months ended June 30, 2010. As a percentage of this segment’s revenue, Communication Services operating income decreased to 9.1% for the six months ended June 30, 2011 from 12.7% for the six months ended June 30, 2010 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities, interest income from short-term investments and foreign currency transaction gains (losses) on affiliate transactions denominated in currencies other than the functional currency. Other income (expense) for the three months ended June 30, 2011 was ($67.3) million compared to ($59.9) million for the three months ended June 30, 2010. Other income (expense) for the six months ended June 30, 2011 was ($130.3) million compared to ($119.1) million for the six months ended June 30, 2010. Interest expense for the three and six months ended June 30, 2011 was $68.5 million and $136.4 million, respectively, compared to $60.0 million and $119.1 million, respectively, for the three and six months ended June 30, 2010. The change in interest expense was primarily due to higher effective interest rates as a result of our fourth quarter 2010 bond and bank refinancing and higher borrowing levels in the three and six months ended June 30, 2011.

During the three and six months ended June 30, 2011, we recognized a $0.8 million gain and $3.9 million gain, respectively, on foreign currency transactions denominated in currencies other than the functional currency. During the three and six months ended June 30, 2010, we recognized a $0.1 million gain and $1.2 million loss, respectively, on foreign currency transactions denominated in currencies other than the functional currency.

Net income: Our net income for the three months ended June 30, 2011 decreased $1.9 million, or 5.3%, to $34.4 million from net income of $36.3 million for the three months ended June 30, 2010. Our net income for the six months ended June 30, 2011 decreased $3.3 million, or 4.6%, to $69.0 million from net income of $72.3 million for the six months ended June 30, 2010. Net income includes a provision for income tax expense at an effective rate of approximately 38.0% for the three and six months ended June 30, 2011, compared to an effective tax rate of approximately 38.0% for the three and six months ended June 30, 2010.

Earnings (loss) per common share: Earnings per common L share-basic for the three months ended June 30, 2011 improved to $4.58 from $4.13 for the three months ended June 30, 2010. Earnings per common L share-basic for the six months ended June 30, 2011 improved to $8.97 from $8.10 for the six months ended June 30, 2010. Earnings per common L share-diluted for the three months ended June 30, 2011 improved to $4.39 from $3.96 for the three months ended June 30, 2010. Earnings per common L share-diluted for the six months ended June 30, 2011 improved to $8.60 from $7.77 for the six months ended June 30, 2010.

Loss per common A share-basic and diluted for the three months ended June 30, 2011 was ($0.13) compared to ($0.06) for the three months ended June 30, 2010. Loss per common A share-basic and diluted for the six months ended June 30, 2011 was ($0.23) compared to ($0.10) for the six months ended June 30, 2010.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank and asset securitization credit facilities.

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

The following table summarizes our cash flows by category for the periods presented:

	For the Six Months Ended June 30,
In thousands:	2011	2010	Change	% Change
Cash flows from operating activities	$148,425	$187,195	$(38,770)	-20.7%
Cash flows used in investing activities	$(238,202)	$(74,463)	$(163,739)	-219.9%
Cash flows from (used in) financing activities	$52,960	$(100,339)	$153,299	152.8%

Net cash flows from operating activities decreased $38.8 million, or 20.7%, to $148.4 million for the six months ended June 30, 2011, compared to net cash flows from operating activities of $187.2 million for the six months ended June 30, 2010. The decrease in net cash flows from operating activities is primarily due to changes in working capital, primarily related to the timing of collections on accounts receivable and payments of interest.

Days sales outstanding (“DSO”), a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 61 days at June 30, 2011 compared to 59 days at June 30, 2010. The increase in DSO’s is primarily due to higher accounts receivable DSO’s in acquired entities.

Net cash flows used in investing activities increased $163.7 million, or 219.9%, to $238.2 million for the six months ended June 30, 2011, compared to net cash flows used in investing activities of $74.5 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, our business acquisition investing was $176.7 million greater than the comparable six months ended June 30, 2010, due primarily to the acquisitions of TFCC and Smoothstone. During the six months ended June 30, 2011, we invested $49.4 million in capital expenditures compared to $66.2 million for the six months ended June 30, 2010.

Net cash flows from financing activities increased $153.3 million, to $53.0 million for the six months ended June 30, 2011, compared to net cash flows used in financing activities of $100.3 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, to finance acquisitions, proceeds from our revolving credit facilities exceeded payments by $75.5 million. During the six months ended June 30, 2011, we made a $5.8 million payment on our senior secured term loan based upon an excess cash flow calculation provision in the senior secured term loan facility. We also made a voluntary $7.7 million prepayment on the senior secured term loan facility.

As of June 30, 2011, the amount of cash and cash equivalents held by our foreign subsidiaries was $63.3 million. We have also accrued U.S. taxes on $127.8 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

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

After giving effect to the prepayment of amortization payments payable in respect of the term loans due 2013, the amended and restated senior secured term loan facility requires annual principal payments of approximately $15.4 million, paid quarterly, with balloon payments at maturity dates of October 24, 2013 and July 15, 2016 of approximately $450.2 million and $1,398.5 million, respectively. Pricing of the amended and restated senior secured term loan facility, due 2013, is based on our corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at June 30, 2011), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at June 30, 2011). The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at June 30, 2011), and from 3.00% to 3.625% for base rate loans (Base Rate plus 3.25% at June 30, 2011). The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for the three and six months ended June 30, 2011 were 6.59% and 6.58%, respectively, compared to 4.71% and 4.60%, respectively, during the three and six months ended June 30, 2010.

Our senior secured revolving credit facilities provide senior secured financing of up to $250 million, of which approximately $92 million matures October 2012 (original maturity) and approximately $158 million matures January 2016 (extended maturity). We have also received commitments for approximately $43 million of additional extended maturity senior secured revolving credit facility commitments, which commitments would replace a portion of the original maturity senior secured revolving credit facility.

The original maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at June 30, 2011), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at June 30, 2011). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the three months ended June 30, 2011 and 2010 was $1.1 million and $16.3 million, respectively. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the six months ended June 30, 2011 and 2010 was $0.6 million and $26.6 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during the three months ended June 30, 2011 and 2010 was $14.7 million and $45.0 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during the six months ended June 30, 2011 and 2010 was $14.7 million and $80.9 million, respectively.

The extended maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at June 30, 2011), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 2.0% at June 30, 2011). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the extended maturity senior secured revolving credit facility during the three and six months ended June 30, 2011 was $3.4 million and $2.0 million, respectively. The highest balance outstanding on the extended maturity senior secured revolving credit facility during the three and six months ended June 30, 2011 was $31.3 million. Prior to 2011, there had been no borrowings on the extended maturity senior secured revolving credit facility since its inception on October 5, 2010.

Subsequent to June 30, 2011, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $848.6 million, including $617.6 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2016 Senior Subordinated Notes

Our $450 million aggregate principal amount of 11% senior subordinated notes due 2016 (the “2016 Senior Subordinated Notes”) bear interest that is payable semiannually.

At any time prior to October 15, 2011, we may redeem all or a part of the 2016 Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of such notes redeemed plus the applicable premium (as defined in the indenture governing the 2016 Senior Subordinated Notes) and accrued and unpaid interest to the date of redemption, subject to the rights of holders of 2016 Senior Subordinated Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

We and our subsidiaries, affiliates or significant shareholders may from time to time, in our and their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined by our Restated Credit Agreement) may not exceed 5.50 to 1.0 at June 30, 2011 and the interest coverage ratio of Consolidated EBITDA (as defined in the Restated Credit Agreement) to the sum of consolidated interest expense must exceed 2.0 to 1.0 at June 30, 2011. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2011. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 5.00 to 1.0 in the fourth quarter of 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the senior secured credit facilities, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of our subordinated debt and a change of control of us. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take certain actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

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

Asset Securitization

During 2009, West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, entered into a three year $125.0 million revolving trade accounts receivable financing facility with Wachovia Bank, National Association. Under the facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The current facility is subject to renewal in August 2012. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At June 30, 2011, $29.5 million was outstanding under this facility. At December 31, 2010, the facility was undrawn. The highest balance outstanding during the three months and six months ended June 30, 2011 was $84.5 million. During the three and six months June 30, 2010, the facility was undrawn.

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

The following table summarizes our contractual obligations at June 30, 2011 (amounts in thousands):

	Payment due by period
		Less than			After 5
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	years
Senior Secured Term Loan Facility, due 2013	$448,434	$—	$448,434	$—	$—
Senior Secured Term Loan Facility, due 2016	1,467,931	7,713	30,858	30,856	1,398,504
11% Senior Suborninated Notes, due 2016	450,000	—	—	—	450,000
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Senior Secured Revolving Credit Facility, due 2012 (1)	14,725	—	14,725	—	—
Senior Secured Revolving Credit Facility, due 2016	31,275	—	—	—	31,275
Asset Securitization facility, due 2012	29,500	—	29,500	—	—
Interest payments on fixed rate debt	997,233	143,813	287,626	287,626	278,168
Estimated interest payments on variable rate debt (2)	456,240	103,569	175,664	173,387	3,620
Operating leases	128,298	33,670	42,533	21,986	30,109
Capital lease obligations	556	549	7	—	—
Contractual minimums under telephony agreements (3)	172,300	98,800	73,500	—	—
Purchase obligations (4)	77,688	73,486	3,621	581	—
Interest rate swaps	18,505	13,977	4,528	—	—

Total contractual cash obligations	$5,442,685	$475,577	$1,110,996	$514,436	$3,341,676

(1)	Subject to extended maturity due 2016.
(2)	Interest rate assumptions based on July 6, 2011 LIBOR U.S. dollar swap rate curves and LIBOR Euro and GBP swap rate curves for the next five years.
(3)	Based on projected telephony minutes through 2013. The contractual minimum is usage based and could vary based on actual usage.
(4)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At June 30, 2011, we have accrued $16.1 million, including interest and penalties for uncertain tax positions.

Upon completion of the Proposed Offering, the contract for management services with the affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC would be terminated. The early termination of this agreement will require a payment of an amount equal to the net present value (using a discount rate equal to the then prevailing yield on the U.S. Treasury Securities of like maturity) of the $4.0 million annual management fee that would have been payable under the management services agreement from the date of termination until the seventh anniversary of such termination, such fee to be due and payable at the closing of the offering.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $43.4 million for the six months ended June 30, 2011, compared to $60.7 million for the six months ended June 30, 2010. We currently estimate our capital expenditures for the remainder of 2011 to be approximately $76.6 million to $86.6 million primarily for equipment and upgrades at existing facilities.

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

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through February 2013 and are renewed as required. The outstanding commitment on these obligations at June 30, 2011 was $19.6 million.

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

Interest Rate Risk

As of June 30, 2011, we had $1,916.4 million outstanding under our senior secured term loan facility, $46.0 million outstanding under our senior secured revolving credit facility, $29.5 million outstanding under our asset securitization facility, $450 million outstanding under our 2016 Senior Subordinated Notes, $500 million outstanding under our 2018 Senior Notes and $650 million outstanding under our 2019 Senior Notes.

Long-term obligations at variable interest rates subject to interest rate risk and the quarterly impact of a 50 basis point change in the variable interest rate, in thousands, at June 30, 2011 consist of the following:

	Outstanding at variable interest rates	Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility (1)	$316,365	$395.5
Senior Secured Revolving Credit Facility	46,000	57.5
Asset Securitization Facility	29,500	36.9

Variable rate debt	$391,865	$489.8

(1)	Net of $1,600.0 million interest rate swaps

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the six months ended June 30, 2011, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately one percent.

On June 30, 2011 and 2010, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three and six months ended June 30, 2011, revenues from non-U.S. countries were approximately 19% and 18% of consolidated revenues, respectively. For the three and six months ended June 30, 2010, revenues from non-U.S. countries were approximately 16% of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At June 30, 2011 and December 31, 2010, long-lived assets from non-U.S. countries were both approximately 10%. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In 2008, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an aggregate notional value of $600.0 million with interest rates ranging from 3.38% to 3.532%, and expire in August 2011. In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expire in June 2013. During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these interest rate swaps ranges from 2.56% to 2.60%, and expire in January 2012. At June 30, 2011, the notional amount of debt outstanding under interest rate swap agreements was $1,600.0 million of the outstanding $1,916.4 million senior secured term loan facility hedged at rates from 1.685% to 3.532%.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2011, the Company purchased from a former executive officer 182,864 of the Company’s Class A shares and 22,858 of the Company’s Class L shares. The purchase price per Class A share was $10.60. The purchase price per Class L share was $112.07. The respective purchase price per share was determined based on an independent third party appraisal performed as of October 31, 2010 by Corporate Valuation Advisors, Inc. and delivered to us in December 2010. The aggregate purchase price was $4,500,054.40. Also in May the Company purchased 11,900 Class A shares from former employees. The purchase price per Class A share was $10.60.

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

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Deficit and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.

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

Date: August 5, 2011

EXHIBIT INDEX

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

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Deficit and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.