Form 10-Q
period 2011-09-30
WEST CORP
filed 2011-11-01
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At October 24, 2011, 87,854,914.6480 shares of the registrant’s Class A common stock and 9,971,656.8310 shares of the registrant’s Class L common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and stockholders’ deficit and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

November 1, 2011

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE	$632,803	$592,410	$1,866,441	$1,788,780
COST OF SERVICES	284,406	259,723	832,229	783,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	216,450	258,818	660,707	695,210

OPERATING INCOME	131,947	73,869	373,505	309,591
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $54, $103, $271 and $247	(67,342)	(63,186)	(203,485)	(182,117)
Other	(4,314)	2,796	1,498	2,611

Other expense	(71,656)	(60,390)	(201,987)	(179,506)

INCOME BEFORE INCOME TAX EXPENSE	60,291	13,479	171,518	130,085
INCOME TAX EXPENSE	22,944	21,908	65,213	66,218

NET INCOME (LOSS)	$37,347	$(8,429)	$106,305	$63,867

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	$4.81	$4.31	$13.78	$12.41

Diluted Class L	$4.62	$4.13	$13.22	$11.90

Basic Class A	$(0.12)	$(0.58)	$(0.36)	$(0.68)

Diluted Class A	$(0.12)	$(0.58)	$(0.36)	$(0.68)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L Shares	9,975	9,971	9,983	9,971

Diluted Class L Shares	10,403	10,398	10,408	10,395

Basic Class A Shares	87,865	87,890	87,926	87,955

Diluted Class A Shares	87,865	87,890	87,926	87,955

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,808	$97,793
Trust and restricted cash	11,199	15,122
Accounts receivable, net of allowance of $12,241 and $10,481	423,377	366,419
Deferred income taxes receivable	15,081	29,968
Prepaid assets	36,382	33,667
Other current assets	47,355	34,058

Total current assets	608,202	577,027
PROPERTY AND EQUIPMENT:
Property and equipment	1,092,163	1,032,205
Accumulated depreciation and amortization	(759,521)	(690,839)

Total property and equipment, net	332,642	341,366
GOODWILL	1,778,990	1,629,396
INTANGIBLE ASSETS, net of accumulated amortization of $402,457 and $357,500	350,319	299,685
OTHER ASSETS	152,719	157,776

TOTAL ASSETS	$3,222,872	$3,005,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71,230	$64,149
Accrued expenses	352,229	283,988
Current maturities of long-term debt	11,569	15,425

Total current liabilities	435,028	363,562
LONG-TERM OBLIGATIONS, less current maturities	3,504,796	3,518,141
DEFERRED INCOME TAXES	133,143	93,881
OTHER LONG-TERM LIABILITIES	75,634	68,721

Total liabilities	4,148,601	4,044,305
COMMITMENTS AND CONTINGENCIES (Note 11)
CLASS L COMMON STOCK $0.001 PAR VALUE, 100,000 SHARES AUTHORIZED, 9,977 AND 9,988 SHARES ISSUED AND OUTSTANDING	1,642,283	1,504,445
STOCKHOLDERS' DEFICIT
Class A common stock $0.001 par value, 400,000 shares authorized, 88,226 and 88,071 shares issued and 87,896 and 87,956 shares outstanding	88	88
Retained deficit	(2,543,767)	(2,516,315)
Accumulated other comprehensive loss	(21,043)	(26,250)
Treasury stock at cost (330 and 115 shares)	(3,290)	(1,023)

Total stockholders' deficit	(2,568,012)	(2,543,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,222,872	$3,005,250

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,305	$63,867
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	77,340	77,156
Amortization	50,575	51,207
Goodwill impairment	—	37,675
Provision for share based compensation	3,537	2,682
Deferred income tax expense	22,423	10,726
Amortization of debt acquisition costs	10,056	12,009
Other	198	643
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(42,159)	(41,191)
Other assets	(11,430)	(5,380)
Accounts payable	8,437	20,211
Accrued wages	15,368	15,910
Accrued expenses, other liabilities and income tax payable	49,958	48,687

Net cash flows from operating activities	290,608	294,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $4,780 and $2,138	(211,531)	(29,463)
Purchases of property and equipment	(80,538)	(89,142)
Collections applied to principal of portfolio receivables	—	5,460
Other	102	30

Net cash flows from investing activities	(291,967)	(113,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	604,500	151,850
Payments on revolving credit and accounts receivable securitization facilities	(604,500)	(224,781)
Principal repayments on long-term obligations	(17,201)	(25,448)
Repurchase of common stock	(4,829)	(151)
Payments of capital lease obligations	(701)	(1,895)
Other	(611)	(441)

Net cash flows from financing activities	(23,342)	(100,866)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,716	(1,410)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,985)	78,811
CASH AND CASH EQUIVALENTS, Beginning of period	97,793	59,068

CASH AND CASH EQUIVALENTS, End of period	$74,808	$137,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$168,189	$139,985

Cash paid during the period for income taxes, net of refunds of $1,456 and $885	$25,541	$20,511

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$5,093	$4,317

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Class A Common Stock	Additional Paid - in Capital	Retained Deficit	Treasury Stock	Other Comprehensive Income (Loss) Foreign Currency Translation	Other Comprehensive Income (Loss) on Cash Flow Hedges	Total Stockholders’ Deficit
BALANCE, January 1, 2011	$88	$-	$(2,516,315)	$(1,023)	$(9,065)	$(17,185)	$(2,543,500)
Net income			106,305				106,305
Foreign currency translation adjustment, net of tax of $2,571					(4,194)		(4,194)
Reclassification of cash flow hedges into earnings, net of tax of $3,180						5,188	5,188
Unrealized gain on cash flow hedges, net of tax of $2,582						4,213	4,213

Total comprehensive income							111,512
Purchase of stock at cost (214,764 Class A shares)				(2,267)			(2,267)
Executive Deferred Compensation Plan contributions		2,136					2,136
Stock options exercised including related tax benefits (58,000 Class A shares)		128					128
Share based compensation		1,554					1,554
Accretion of Class L common stock priority return preference		(3,818)	(133,757)				(137,575)

BALANCE, September 30, 2011	$88	$—	$(2,543,767)	$(3,290)	$(13,259)	$(7,784)	$(2,568,012)

BALANCE, January 1, 2010	$88	$—	$(2,408,770)	$(53)	$(4,147)	$(12,583)	$(2,425,465)
Net income			63,867				63,867
Foreign currency translation adjustment, net of tax of $4,313					(7,037)		(7,037)
Unrealized loss on cash flow hedges, net of tax of $6,094						(9,943)	(9,943)

Total comprehensive income							46,887
Purchase of stock at cost (16,779 Class A shares)				(151)			(151)
Executive Deferred Compensation Plan contributions		(579)					(579)
Stock options exercised including related tax benefits (58,400 Class A shares)		122					122
Share based compensation		1,563					1,563
Accretion of Class L common stock priority return preference		(1,106)	(122,591)				(123,697)

BALANCE, September 30, 2010	$88	$-	$(2,467,494)	$(204)	$(11,184)	$(22,526)	$(2,501,320)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description—West Corporation (the “Company” or “West”) is a leading provider of technology-driven, outsourced communications services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, banking, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

We operate in two business segments:

•	Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions; and

•	Communication Services, including emergency communication services, automated call processing and agent-based services.

Unified Communications

— Conferencing & Collaboration Services. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research, and managed over 115 million conference calls in 2010. We provide our clients with an integrated global suite of meeting replacement services. These include on-demand automated conferencing services, video management services and web-based collaboration tools that allow clients to make presentations and share applications and documents over the Internet, as well as video conferencing applications that allow clients to experience real-time video presentations and conferences.

— Event Services. InterCall offers an event services team to help clients who would like extra assistance planning, conducting and gathering report information for large scale or high-value meetings or conferences. Event services include audio and video streaming services, virtual event design and hosting, and operator-assisted audio conferencing services.

— Alerts & Notifications Services. Our proprietary technology platforms allow clients to manage and deliver automated personalized communications. We use multiple delivery channels (voice, text messaging, email and fax) based on the preferences of the recipient. For example, we deliver patient notifications, appointment reminders and prescription reminders on behalf of our healthcare clients, provide travelers with flight arrival and departure updates on behalf of our transportation clients send and receive automated outage notifications and payment reminders on behalf of our utility clients and transmit emergency evacuation notices on behalf of municipalities. Our scalable platform enables a high volume of messages to be sent in a short amount of time. Our platforms also enable two-way communications which allow the recipients of a message to respond with relevant information to our clients.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

— IP-Based Unified Communications Solutions. We provide our clients with enterprise class IP-based communications solutions enabled by our technology. We offer cloud-based IP-private branch exchange (PBX) call management and multi-protocol label switching (MPLS) network solutions, cloud-based security services, and integrated conferencing/desktop messaging and presence tools. We support these solutions with a range of professional sales engineering and systems integration services. We provide our clients with advice and the technology solutions to integrate their corporate communications.

Communication Services

—Platform-Based Services

— Emergency Communications Services. We believe we are one of the largest providers of emergency communications services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ telephone bills.

— Automated Call Processing. We believe we have developed a best-in-class automated customer service platform. Our services allow our clients to effectively communicate with their customers through inbound and outbound interactive voice response (IVR) applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our open standards-based platform allows the flexibility to integrate new capabilities, such as mobility, social media and cloud-based services.

— Agent-Based Services. We provide our clients with large-scale, agent-based services, including inbound customer care, customer acquisition and retention, business-to-business sales and account management, overpayment identification and recovery services, and receivables management solutions. We target opportunities to provide our agent-based services as part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We have a flexible model with on-shore, off-shore and virtual home-based capabilities to fit our clients’ needs.

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Form 10-K for the year ended December 31, 2010. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2011 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue Recognition—In our Unified Communications segment, our conferencing and collaboration services, event services and IP-based unified communications solutions are generally billed and revenue recognized on a per participant minute basis or per seat basis and our alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages recognized upon completion of such stages. As it relates to installation sales, as of January 1, 2010, we early adopted new revenue recognition guidance for multiple element arrangements. For contracts entered into prior to January 1, 2010, revenue associated with advance payments was deferred until the system installations are completed. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed. This guidance was adopted prospectively and specifically for the product sales and installation services for the emergency communications services revenue. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract except in certain instances where the future benefit is linked to the customer relationship, which may necessitate a longer recognition period.

Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. In December 2010, we sold the balance of the investment in receivable portfolios and no longer purchase receivables for collection. Prior to the sale, we used either the level-yield method or the cost recovery method to recognize revenue on these purchased receivable portfolios.

Common Stock—Our equity investors (i.e., an investment group led by Thomas H. Lee Partners, L.P. and Quadrangle Group, LLC (the “Sponsors”), Mary and Gary West, who are the founders of West (the “Founders”) and certain members of management) own a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share per strip). Supplemental management incentive equity awards (restricted stock and option programs) have been implemented with Class A shares/options only. General terms of these securities are:

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As the Class L stockholders control a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock have been presented outside of permanent equity in accordance with ASC 480-10-S99, Classification and Measurement of Redeemable Securities. At September 30, 2011 and December 31, 2010, the 12% priority return preference has been accreted and included in the Class L share balance.

A reconciliation of the Class L common shares is presented below, in thousands:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Beginning of period balance	$1,504,445	$1,332,721
Accretion of class L common stock priority return preference	137,575	123,697
Executive Deferred Compensation Plan activity	2,825	839
Purchase of Class L shares	(2,562)	—

End of period balance	$1,642,283	$1,457,257

Cash and Cash Equivalents—We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Trust and Restricted Cash—Trust cash represents cash collected on behalf of our clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients. Restricted cash primarily represents cash held as collateral for certain letters of credit.

Foreign Currency and Translation of Foreign Subsidiaries—The functional currencies of our foreign operations are the respective local currencies. All assets and liabilities of our foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ deficit and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Subsequent Events—In accordance with the provisions of ASC 855, we have evaluated subsequent events. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements—In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity, such as the Company, with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. The Company is required to perform step two of the goodwill impairment test if there are any adverse qualitative factors indicating that an impairment may exist for their reporting units with a zero or negative carrying value. This guidance became effective for the Company January 1, 2011 and the adoption had no effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011- 05, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. ASU No. 2011- 05 is effective for statements issued by the Company after January 1, 2012. The Company will provide the required financial reporting presentation upon the effective date.

In September 2011 the FASB issued ASU No. 2011- 08, Intangibles-Goodwill and Other (Topic 350), permitting entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011- 08 is effective for the Company January 1, 2012 and the adoption is not expected to have an effect on our financial position, results of operations or cash flows.

2. ACQUISITIONS

PivotPoint

On August 10, 2011, we completed the acquisition of substantially all of the telecommunication business assets of PivotPoint Solutions, LLC (“PivotPoint”), a provider of wireless location accuracy compliance reporting, analysis and optimization. PivotPoint’s technology allows wireless carriers to monitor and optimize their location finding networks. The purchase price was $22.9 million and was funded by cash on hand and partial use of our revolving credit facilities. The results of the acquired PivotPoint assets have been included in the Communication Services segment since August 10, 2011.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contact One

On June 7, 2011, we completed the acquisition of substantially all of the assets of Contact One, Inc. (“Contact One”), a provider of 9-1-1 database, mapping/GIS (Geographic Information System) and 9-1-1 products and services. The purchase price was $7.6 million and was funded by cash on hand. The results of the acquired Contact One assets have been included in the Communication Services segment since June 7, 2011.

Smoothstone

On June 3, 2011, we completed the acquisition of Smoothstone IP Communications Corporation (“Smoothstone”), a provider of cloud-based communications for the enterprise. The acquisition of Smoothstone added cloud-based IP telephony and network management to our Unified Communications solutions portfolio. The purchase price was $120.7 million and was funded by cash on hand and partial use of our revolving credit facilities. The results of Smoothstone have been included in the Unified Communications segment since June 3, 2011.

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

POSTcti

On February 1, 2011, we completed the acquisition of Preferred One Stop Technologies Limited (“POSTcti”), a provider of unified communications solutions and services in Europe. POSTcti enables and provides single source communication convergence from best-of-breed industry-leading providers, combined with customized professional services implementation and dedicated ongoing product support. The purchase price included $4.3 million of non-contingent consideration paid in Sterling at closing and was funded with cash on hand. The purchase agreement for POSTcti also includes a three year contingent earn-out provision with a maximum payment of approximately £12.0 million and £0.4 million (approximately $18.7 million and $0.6 million at the September 30, 2011 exchange rate) of additional non-contingent deferred consideration withheld to secure sellers’ indemnification obligations. Based on a weighted average probability analysis, we have accrued $8.5 million at September 30, 2011 for the contingent earn-out. The results of the acquired POSTcti assets have been included in the Unified Communications segment since February 1, 2011.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SPN

On November 9, 2010, we completed the acquisition of substantially all of the assets of Specialty Pharmacy Network, Inc. (“SPN”), a provider of billing and management information to payers and providers that participate in managing, administering and paying specialty pharmacy claims. SPN’s primary offering is a server based application whose data mining capabilities allow SPN to identify indicators of medical claim overpayment based on a proprietary library of pharmacy edits. The purchase price was $3.5 million and was funded by cash on hand. The results of the acquired SPN assets have been included in the Communication Services segment since November 9, 2010.

TuVox

On July 21, 2010, we completed the acquisition of TuVox Incorporated (“TuVox”), a provider of on-demand and interactive voice recognition applications. The purchase price was $16.5 million and was funded by cash on hand. The results of operations for TuVox have been included in the Communication Services segment since July 21, 2010.

Total acquisition costs expensed during the three and nine months ended September 30, 2011 were $0.4 million and $2.6 million, respectively, compared to $0.4 million and $1.3 million for the three and nine months ended September 30, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for PivotPoint, Contact One, Smoothstone, Unisfair, TFCC, POSTcti, SPN and TuVox. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships. We are in the process of completing the valuation of certain intangible assets and the acquisition accounting allocation, and accordingly the information presented with respect to the acquisitions of PivotPoint, Contact One, Smoothstone, Unisfair, TFCC, POSTcti and SPN are provisional and subject to adjustment.

(Amounts in thousands)	PivotPoint	Contact One	Smoothstone	Unisfair	TFCC	POSTcti	SPN	TuVox
Working Capital	$91	$(390)	$(423)	$(3,694)	$1,080	$(1,255)	$—	$(1,245)
Property and equipment	307	56	1,484	339	3,304	18	—	242
Other assets, net	30	—	—	42	—	—	—	10,365
Intangible assets	10,791	2,785	48,610	10,960	17,250	3,859	550	7,907
Goodwill	11,650	5,189	90,551	15,305	18,870	10,208	2,988	1,212

Total assets acquired	22,869	7,640	140,222	22,952	40,504	12,830	3,538	18,481

Non-current deferred taxes	—	—	18,472	3,452	—	—	—	2,030
Long-term liabilities	—	—	1,047	—	—	8,537	—	—

Total liabilities assumed	—	—	19,519	3,452	—	8,537	—	2,030

Net assets acquired	$22,869	$7,640	$120,703	$19,500	$40,504	$4,293	$3,538	$16,451

Pro forma

Assuming acquisitions made since January 1, 2010, occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and nine months ended September 30, 2011 and 2010, respectively, would have been as follows, in thousands:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$633,286	$611,759	$1,889,420	$1,853,911
Net Income (Loss)	$37,627	$(11,640)	$103,902	$52,913
Earnings per common L share - basic	$4.81	$4.31	$13.78	$12.41
Earnings per common L share - diluted	$4.62	$4.13	$13.22	$11.90
Loss per common A share - basic	$(0.12)	$(0.62)	$(0.37)	$(0.80)
Loss per common A share- diluted	$(0.12)	$(0.62)	$(0.37)	$(0.80)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the nine months ended September 30, 2011:

	Unified Communications	Communication Services	Consolidated
Balance at December 31, 2010	$843,558	$823,513	$1,667,071
Acquisitions	134,934	16,839	151,773
Acquisition accounting adjustments	—	(2,907)	(2,907)
Foreign currency translation adjustment	990	(262)	728

Gross carrying value at September 30, 2011	979,482	837,183	1,816,665
Impairment in 2010	—	(37,675)	(37,675)

Balance at September 30, 2011	$979,482	$799,508	$1,778,990

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of PivotPoint, Contact One, Smoothstone, Unisfair, TFCC, POSTcti and SPN were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates. Goodwill recognized for PivotPoint, Contact One, Smoothstone, Unisfair, TFCC, POSTcti, and SPN at September 30, 2011 was approximately $11.7 million, $5.2 million, $90.6 million, $14.7 million, $18.9 million, $10.1 million and $3.0 million, respectively. During the third quarter of 2011 we finalized our acquisition accounting for the acquisition of TuVox. As a result of this finalization goodwill was reduced $0.3 million for a final working capital / escrow settlement.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Factors contributing to the recognition of goodwill

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the PivotPont assets included PivotPonts’s expertise in location accuracy compliance reporting mandated by the Federal Communications Commission, expansion of 9-1-1 products and services, market expansion and operational efficiencies.

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

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of September 30, 2011			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$531,446	$(321,568)	$209,878	9.2
Technology & Patents	132,981	(60,026)	72,955	10.3
Trade names	51,110	—	51,110	Indefinite
Trade names (finite-lived)	22,785	(11,390)	11,395	4.3
Other intangible assets	14,454	(9,473)	4,981	4.6

Total	$752,776	$(402,457)	$350,319

	As of December 31, 2010			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$473,144	$(289,889)	$183,255	9.0
Technology & Patents	102,311	(47,376)	54,935	10.5
Trade names	58,710	—	58,710	Indefinite
Trade names (finite-lived)	12,379	(10,170)	2,209	4.3
Other intangible assets	10,641	(10,065)	576	5.6

Total	$657,185	$(357,500)	$299,685

Amortization expense for finite-lived intangible assets for the three and nine months ended September 30, 2011 and 2010, in thousands, was:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Finite-lived intangible asset amortization	$16,153	$15,009	$45,724	$47,188

Estimated annual amortization expense for the intangible assets noted above for 2011 and the next five years is as follows:

2011	$59.5 million
2012	$56.5 million
2013	$49.7 million
2014	$41.6 million
2015	$34.0 million
2016	$25.9 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	September 30,	December 31,
	2011	2010
Accrued wages	$67,851	$46,673
Deferred revenue and customer deposits	67,502	48,845
Interest payable	60,711	31,318
Accrued other taxes (non-income related)	39,729	38,846
Accrued phone	33,190	25,568
Income taxes payable	20,142	1,055
Accrued employee benefit costs	15,466	17,214
Interest rate hedge position	8,391	26,123
Accrued lease expense	6,884	8,695
Accrued settlements	468	4,307
Other current liabilities	31,895	35,344

	$352,229	$283,988

5. LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	September 30,	December 31,
	2011	2010
Senior Secured Term Loan Facility, due 2013	$448,434	$450,210
Senior Secured Term Loan Facility, due 2016	1,467,931	1,483,356
11% Senior Subordinated Notes, due 2016	450,000	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,516,365	3,533,566

Less: current maturities	(11,569)	(15,425)

Long-term obligations	$3,504,796	$3,518,141

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

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At September 30, 2011, the notional amount of debt outstanding under the six interest rate swap agreements was $1.0 billion. The fixed interest rate on the six interest rate swaps range from 1.685% to 2.60%. During the three months ended September 30, 2011, three interest rate swaps with a notional value of $400.0 million matured. The interest rate on these three interest rate swaps ranged from 3.38% to 3.532%.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents, in thousands, the fair value of our derivatives and consolidated balance sheet location.

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$8,391	Accrued expenses	$21,765
Interest rate swaps	Other long-term liabilities	3,630	Other long-term liabilities	5,725

		12,021		27,490
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	—	Accrued expenses	4,358

Total derivatives		$12,021		$31,848

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010, respectively.

Derivatives designated	Amount of gain (loss) recognized in OCI for the three months ended September 30,		Location of gain (loss) reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into net income for the three months ended September 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended September 30,
as hedging instruments	2011	2010		2011	2010	2011	2010
Interest rate swaps	$2,058	$(3,045)	Interest expense	$(1,297)	$—	$—	$(60)

	For the nine months ended September 30,			For the nine months ended September 30,		For the nine months ended September 30,
	2011	2010		2011	2010	2011	2010
Interest rate swaps	$4,213	$(9,943)	Interest expense	$(5,188)	$—	$202	$(6)

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, in thousands, are summarized below:

		Fair Value Measurements at September 30, 2011 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets

Trading securities	$27,261	$27,261	$—	$—	$27,261

Liabilities

Interest rate swaps	$12,021	$—	$12,021	$—	$12,021

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Fair Value Measurements at December 31, 2010 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets

Trading securities	$26,834	$26,834	$—	$—	$26,834

Liabilities

Interest rate swaps	$31,848	$—	$31,848	$—	$31,848

The following table sets forth the fair value of our long-term debt based on market quotes compared to the carrying amount, in millions, as of the dates indicated:

September 30, 2011		December 31, 2010
Fair Value	Carrying Value	Fair Value	Carrying Value
$ 3,449.9	$3,516.4	$3,604.6	$3,533.6

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

Stock Options

The following table presents the stock option activity under the EIP for the nine months ended September 30, 2011 and 2010, respectively:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010	454,347	2,501,500	$2.42
Granted	(235,000)	235,000	9.04
Canceled	99,600	(99,600)	(3.40)
Exercised	—	(58,400)	(2.12)

Balance at September 30, 2010	318,947	2,578,500	$3.00

Balance at January 1, 2011	333,447	2,544,000	$3.00
Granted	(160,000)	160,000	10.60
Canceled	79,500	(79,500)	(5.63)
Exercised	—	(58,000)	(2.20)

Balance at September 30, 2011	252,947	2,566,500	$3.41

At September 30, 2011, we expect that approximately 72% of options granted will vest over the vesting period.

At September 30, 2011, the intrinsic value of vested options was approximately $13.7 million.

The following table summarizes the information on the options granted under the EIP at September 30, 2011:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,731,500	5.19	$1.64	1,375,500	$1.64
3.61	220,000	7.25	3.61	88,000	3.61
6.36	255,000	6.33	6.36	153,000	6.36
9.04	205,000	8.58	9.04	41,000	9.04
10.60	155,000	9.33	10.60	—	—

$1.64 - $10.60	2,566,500	6.00	$3.41	1,657,500	$2.36

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There was approximately $2.2 million and $4.0 million unrecorded and unrecognized compensation cost related to unvested, time vesting, share based compensation stock options under the EIP at September 30, 2011 and 2010, respectively.

Executive Management Rollover Options

During the three and nine months ended September 30, 2011, no Management Rollover Options were exercised. At September 30, 2011, 287,326 Equity Strip options were fully vested and outstanding. The aggregate intrinsic value of these equity strip options was approximately $47.0 million.

Stock-Based Compensation Expense

The components of stock-based compensation expense, in thousands, are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	$170	$162	$517	$446
Restricted stock	346	368	1,037	1,117
Deferred compensation - notional shares	718	424	1,983	1,119

	$1,234	$954	$3,537	$2,682

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Income (Loss)	$37,347	$(8,429)	$106,305	$63,867
Less: accretion of Class L Shares (1)	48,020	42,964	137,575	123,697

Net loss attributable to Class A Shares	$(10,673)	$(51,393)	$(31,270)	$(59,830)

(1)	The Class L shareholders are allocated their priority return which is equivalent to the accretion, while any losses are allocated to Class A shareholders as the Class L shareholders do not have a contractual obligation to share in losses.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Earnings (Loss) Per Common Share
Basic - Class L Shares	$4.81	$4.31	$13.78	$12.41
Basic - Class A Shares	$(0.12)	$(0.58)	$(0.36)	$(0.68)

Diluted - Class L Shares	$4.62	$4.13	$13.22	$11.90
Diluted - Class A Shares	$(0.12)	$(0.58)	$(0.36)	$(0.68)

Weighted Average Number of Shares Outstanding
Basic - Class L Shares	9,975	9,971	9,983	9,971
Basic and Diluted - Class A Shares	87,865	87,890	87,926	87,955

Dilutive impact of stock options
Class L Shares	428	427	425	424

Diluted Class L Shares	10,403	10,398	10,408	10,395

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For purposes of calculating the diluted earnings per share for the Class A shares, 2.6 million options outstanding to purchase Class A shares at September 30, 2011 and 2010 have been excluded from the computation of diluted Class A shares outstanding because the income allocable to the Class A shares is a loss therefore the effect is anti-dilutive.

10. BUSINESS SEGMENTS

Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions; and

Communication Services, including emergency communications, automated call processing and agent-based services.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue:
Unified Communications	$352,090	$307,572	$1,030,249	$915,817
Communication Services	283,994	286,466	844,403	877,280
Intersegment eliminations	(3,281)	(1,628)	(8,211)	(4,317)

Total	$632,803	$592,410	$1,866,441	$1,788,780

Operating Income:
Unified Communications	$100,279	$81,661	$290,760	$242,509
Communication Services	31,668	(7,792)	82,745	67,082

Total	$131,947	$73,869	$373,505	$309,591

Depreciation and Amortization
(Included in operating income, excludes 2010 goodwill impairment)
Unified Communications	$21,794	$20,170	$64,021	$66,479
Communication Services	22,337	21,876	63,895	61,884

Total	$44,131	$42,046	$127,916	$128,363

Capital Expenditures:
Unified Communications	$13,257	$9,881	$32,599	$34,294
Communication Services	12,678	10,629	32,776	33,556
Corporate	3,026	3,605	6,939	16,975

Total	$28,961	$24,115	$72,314	$84,825

	As of September 30, 2011	As of December 31, 2010
	(amounts in thousands)
Assets:
Unified Communications	$1,634,220	$1,401,242
Communication Services	1,359,746	1,375,643
Corporate	228,906	228,365

Total	$3,222,872	$3,005,250

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three and nine months ended September 30, 2011 and 2010, our largest 100 clients represented the following percentages of our total revenue:

Three months ended September 30,		Nine months ended September 30,
2011	2010	2011	2010
55%	58%	55%	57%

The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended September 30, 2011 and 2010 was approximately 9% and 10%, respectively. During the nine months ended September 30, 2011 and 2010 the aggregate revenue as a percentage of our total revenue from AT&T was 10% and 11%, respectively. No other client represented more than 10% of our aggregate revenue for the three and nine months ended September 30, 2011 and 2010.

For the three and nine months ended September 30, 2011 and 2010, revenues from non-U.S. countries as a percentage of consolidated revenue were:

Three months ended September 30,		Nine months ended September 30,
2011	2010	2011	2010
20%	16%	20%	16%

During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue:
Americas - United States	$508,750	$491,588	$1,497,812	$1,488,523
Europe, Middle East & Africa (EMEA)	69,891	64,149	220,735	196,120
Asia Pacific	42,009	32,626	117,479	89,841
Americas - Other	12,153	4,047	30,415	14,296

Total	$632,803	$592,410	$1,866,441	$1,788,780

	As of September 30, 2011	As of December 31, 2010
	(amounts in thousands)
Long-Lived Assets:
Americas—United States	$2,375,997	$2,192,157
Europe, Middle East & Africa (EMEA)	215,056	210,689
Asia Pacific	18,964	19,646
Americas—Other	4,653	5,731

Total	$2,614,670	$2,428,223

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $0.1 million and ($1.9) million for the three months ended September 30, 2011 and 2010, respectively. The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $2.8 million and ($3.1) million for the nine months ended September 30, 2011 and 2010, respectively.

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended September 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$501,959	$130,844	$—	$632,803
COST OF SERVICES	—	228,342	56,064	—	284,406
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,716)	182,474	38,692	—	216,450

OPERATING INCOME	4,716	91,143	36,088	—	131,947

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(41,390)	(29,816)	3,864	—	(67,342)
Subsidiary Income	71,178	25,569	—	(96,747)	—
Other	(4,304)	3,032	(3,042)	—	(4,314)

Other income (expense)	25,484	(1,215)	822	(96,747)	(71,656)

INCOME BEFORE INCOME TAX EXPENSE	30,200	89,928	36,910	(96,747)	60,291

INCOME TAX EXPENSE (BENEFIT)	(7,147)	19,674	10,417	—	22,944

NET INCOME	$37,347	$70,254	$26,493	$(96,747)	$37,347

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended September 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$481,285	$111,125	$—	$592,410
COST OF SERVICES	—	217,041	42,682	—	259,723
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,695	220,424	34,699	—	258,818

OPERATING INCOME (LOSS)	(3,695)	43,820	33,744	—	73,869

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(41,835)	(24,337)	2,986	—	(63,186)
Subsidiary Income	22,610	15,083	—	(37,693)	—
Other	3,667	2,827	(3,698)	—	2,796

Other income (expense)	(15,558)	(6,427)	(712)	(37,693)	(60,390)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(19,253)	37,393	33,032	(37,693)	13,479

INCOME TAX EXPENSE (BENEFIT)	(10,824)	15,038	17,694	—	21,908

NET INCOME (LOSS)	$(8,429)	$22,355	$15,338	$(37,693)	$(8,429)

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,474,031	$392,410	$—	$1,866,441
COST OF SERVICES	—	668,750	163,479	—	832,229
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,407)	545,265	116,849	—	660,707

OPERATING INCOME	1,407	260,016	112,082	—	373,505

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(123,141)	(90,792)	10,448	—	(203,485)
Subsidiary Income	206,684	81,446	—	(288,130)	—
Other	(1,306)	13,940	(11,136)	—	1,498

Other income (expense)	82,237	4,594	(688)	(288,130)	(201,987)

INCOME BEFORE INCOME TAX EXPENSE	83,644	264,610	111,394	(288,130)	171,518

INCOME TAX EXPENSE (BENEFIT)	(22,661)	58,569	29,305	—	65,213

NET INCOME	$106,305	$206,041	$82,089	$(288,130)	$106,305

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,463,173	$325,607	$—	$1,788,780
COST OF SERVICES	—	660,270	123,709	—	783,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,650	591,135	101,425	—	695,210

OPERATING INCOME (LOSS)	(2,650)	211,768	100,473	—	309,591

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(115,772)	(74,074)	7,729	—	(182,117)
Subsidiary Income	148,268	79,140	—	(227,408)	—
Other	4,373	4,971	(6,733)	—	2,611

Other income (expense)	36,869	10,037	996	(227,408)	(179,506)

INCOME BEFORE INCOME TAX EXPENSE	34,219	221,805	101,469	(227,408)	130,085

INCOME TAX EXPENSE (BENEFIT)	(29,648)	74,276	21,590	—	66,218

NET INCOME	$63,867	$147,529	$79,879	$(227,408)	$63,867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	September 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,110	$—	$84,232	$(11,534)	$74,808
Trust and restricted cash	—	11,199	—	—	11,199
Accounts receivable, net	—	59,678	363,699	—	423,377
Intercompany receivables	—	535,547	—	(535,547)	—
Deferred income tax receivable	2,584	11,006	1,491	—	15,081
Prepaid assets	2,470	26,026	7,886	—	36,382
Other current assets	4,482	300,207	(257,334)	—	47,355

Total current assets	11,646	943,663	199,974	(547,081)	608,202
PROPERTY AND EQUIPMENT, NET	70,072	231,378	31,192	—	332,642
INVESTMENT IN SUBSIDIARIES	1,430,625	349,731	—	(1,780,356)	—
GOODWILL	—	1,597,947	181,043	—	1,778,990
INTANGIBLES, net	—	295,806	54,513	—	350,319
OTHER ASSETS	99,947	50,919	1,853	—	152,719

TOTAL ASSETS	$1,612,290	$3,469,444	$468,575	$(2,327,437)	$3,222,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,300	$70,826	$8,638	$(11,534)	$71,230
Intercompany payables	530,198	—	5,349	(535,547)	—
Accrued expenses	27,348	254,662	70,219	—	352,229
Current maturities of long-term debt	1,766	9,803	—	—	11,569

Total current liabilities	562,612	335,291	84,206	(547,081)	435,028
LONG -TERM OBLIGATIONS, less current maturities	1,890,723	1,614,073	—	—	3,504,796
DEFERRED INCOME TAXES	34,471	79,176	19,496	—	133,143
OTHER LONG-TERM LIABILITIES	50,213	15,331	10,090	—	75,634
CLASS L COMMON STOCK	1,642,283	—	—	—	1,642,283
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,568,012)	1,425,573	354,783	(1,780,356)	(2,568,012)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,612,290	$3,469,444	$468,575	$(2,327,437)	$3,222,872

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$293,347	$8,795	$(11,534)	$290,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(185,845)	(25,686)	—	(211,531)
Purchase of property and equipment	(6,939)	(62,972)	(10,627)	—	(80,538)
Other	—	95	7	—	102

Net cash flows from investing activities	(6,939)	(248,722)	(36,306)	—	(291,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	342,500	—	262,000	—	604,500
Payments on revolving credit and accounts receivable securitization facilities	(342,500)	—	(262,000)	—	(604,500)
Principal repayments on long-term obligations	(5,327)	(11,874)	—	—	(17,201)
Repurchase of common stock	(4,829)	—	—	—	(4,829)
Payments of capital lease obligations	(628)	(47)	(26)	—	(701)
Other	(611)	—	—	—	(611)

Net cash flows from financing activities	(11,395)	(11,921)	(26)	—	(23,342)

Intercompany	20,444	(32,704)	7,668	4,592	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1,716	—	1,716

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,110	—	(18,153)	(6,942)	(22,985)
CASH AND CASH EQUIVALENTS, Beginning of period	—	—	102,385	(4,592)	97,793

CASH AND CASH EQUIVALENTS, End of period	$2,110	$—	$84,232	$(11,534)	$74,808

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

the impact of changes in government regulation and related litigation;

the impact of pending litigation;

the impact of integrating or completing mergers or strategic acquisitions;

the adequacy of our available capital for future capital requirements;

our future contractual obligations;

our capital expenditures;

the cost and reliability of communication services;

the cost of labor and turnover rates;

the impact of changes in interest rates;

substantial indebtedness incurred in connection with the 2006 recapitalization and acquisitions; and

the impact of foreign currency fluctuations;

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

Business Overview

We are a leading provider of technology-driven, outsourced communications services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, banking, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communication needs of our clients. We have evolved our business mix from labor-intensive communications services to focus on diversified and platform-based, technology-driven services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2010, we managed approximately 24.0 billion telephony minutes and over 115 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 720 million notification calls and data messages. At September 30, 2011, with approximately 665,000 telephony ports to handle conference calls, alerts and notifications and customer service, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 313,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. During 2009, 2010 and 2011, in order to improve our debt maturity profile, we extended the maturity for $1.5 billion of our existing term loans from October 24, 2013 to July 15, 2016, repaid $500.0 million of our term loans due October 24, 2013 with the proceeds of a new $500.0 million 8 5/8% senior notes offering with a maturity date of October 1, 2018 and refinanced $650.0 million of senior notes due October 2014 with the proceeds of a new $650.0 million 7 7/8% senior notes offering with a maturity date of January 15, 2019. On September 12, 2011, the revolving trade accounts receivable financing facility was amended and extended. The amended and extended facility provides for $150.0 million in available financing and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points and lowers the LIBOR spread on borrowings by 150 basis points.

Evolution into a Predominately Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 71% for the nine months ended September 30, 2011 and our operating income from platform-based services has grown from 53% of total operating income to 92% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services – for example, an automated voice response system with the option for the customer’s client to speak to an agent and accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily thru organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders. Since 2005, we have invested approximately $1.9 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Revenue: Total revenue for the three months ended September 30, 2011 increased $40.4 million, or 6.8%, to $632.8 million from $592.4 million for the three months ended September 30, 2010. This increase included revenue of $24.7 million from entities acquired since October 1, 2010. On August 10, 2011 we acquired the assets of PivotPoint. PivotPoint’s results have been included in the Communication Services segment since August 10, 2011.

For the nine months ended September 30, 2011, total revenue increased $77.7 million, or 4.3%, to $1,866.4 million from $1,788.8 million for the nine months ended September 30, 2010. This increase included revenue of $54.6 million from entities acquired since October 1, 2010. Acquisitions made during the nine months ended September 30, 2011 in addition to PivotPoint included TFCC, POSTcti, Unisfair, Smoothstone and Contact One. These acquisitions closed February 1, 2011 for TFCC and POSTcti, March 1, 2011 for Unisfair, June 3, 2011 for Smoothstone and June 7, 2011 for Contact One. PivotPoint’s and Contact One’s results have been included in the Communication Services segment since their respective acquisition dates. All of the other acquisitions made in 2011 have been included in the Unified Communications segment since their respective acquisition dates.

For the three months ended September 30, 2011 and 2010, our largest 100 clients represented 55% and 58% of our total revenue, respectively. For the nine months ended September 30, 2011 and 2010, our largest 100 clients represented 55% and 57% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended September 30, 2011 and 2010 was approximately 9% and 10%, respectively. During the nine months ended September 30, 2011 and 2010 the aggregate revenue as a percentage of our total revenue from AT&T was approximately 10% and 11%, respectively. No other client represented more than 10% of our aggregate revenue for the three and nine months ended September 30, 2011 and 2010.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
Revenue in thousands:
Unified Communications	$352,090	$307,572	$44,518	14.5%	$1,030,249	$915,817	$114,432	12.5%
Communication Services	283,994	286,466	(2,472)	-0.9%	844,403	877,280	(32,877)	-3.7%
Intersegment eliminations	(3,281)	(1,628)	(1,653)	-101.5%	(8,211)	(4,317)	(3,894)	-90.2%

Total	$632,803	$592,410	$40,393	6.8%	$1,866,441	$1,788,780	$77,661	4.3%

For the three months ended September 30, 2011, Unified Communications revenue increased $44.5 million, or 14.5%, to $352.1 million from $307.6 million for the three months ended September 30, 2010. The increase in revenue for the three months ended September 30, 2011 included $22.8 million from acquisitions. The remaining $21.7 million increase was attributable primarily to the addition of new customers as well as an increase in usage of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 11.1% for the three months ended September 30, 2011 over the three months ended September 30, 2010, while the average rate per minute for reservationless services declined by approximately 4.0%. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future.

For the nine months ended September 30, 2011, Unified Communications revenue increased $114.4 million, or 12.5%, to $1,030.2 million from $915.8 million for the nine months ended September 30, 2010. The increase in revenue for the nine months ended September 30, 2011 included $45.9 million from acquisitions. The remaining $68.5 million increase was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 11.6% for the nine months ended September 30, 2011 over the nine months ended September 30, 2010, while the average rate per minute for reservationless services declined by approximately 4.0%.

Our Unified Communications revenue is also experiencing organic growth at a faster pace internationally than in North America. During the three months ended September 30, 2011, revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions grew to $110.6 million, an increase of 14.3% over the three months ended September 30, 2010. During the nine months ended September 30, 2011, revenue in APAC and EMEA regions grew to $333.8 million, an increase of 16.7% over the nine months ended September 30, 2010.

For the three months ended September 30, 2011, Communication Services revenue decreased $2.5 million, or 0.9%, to $284.0 million from $286.5 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, Communication Services revenue decreased $32.9 million, or 3.7%, to $844.4 million from $877.3 million for the nine months ended September 30, 2010. The decrease in revenue for the three and nine months ended September 30, 2011 is primarily the result of decreased revenue from our agent-based services and a reduction in purchased paper revenue resulting from our decision in 2009 to discontinue portfolio receivable purchases. Revenue from agent-based services for the three and nine months ended September 30, 2011 decreased $5.5 million and $30.7 million, respectively, compared with revenue for the three and nine months ended September 30, 2010. The decrease in agent-based services was a result of reduced call volume associated with weak economic conditions and a movement of call volume from domestic to foreign locations, which have lower rates. The movement of call volume from domestic to foreign locations is a trend that we expect to continue for the foreseeable future. We expect the decrease in direct response agent service volume to continue for the foreseeable future, but at a lower rate. Partially offsetting the reduction in revenue for the three and nine months ended September 30, 2011 was revenue from acquired entities of $1.9 million and $8.7 million, respectively.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services for the three months ended September 30, 2011 increased approximately $24.7 million, or 9.5%, to $284.4 million, from $259.7 million for the three months ended September 30, 2010. As a percentage of revenue, cost of services increased to 44.9% for the three months ended September 30, 2011, compared to 43.8% for the three months ended September 30, 2010. Cost of services for the nine months ended September 30, 2011 increased $48.3 million, or 6.2%, to $832.2 million from $784.0 million for the nine months ended September 30, 2010. As a percentage of revenue, cost of services increased to 44.6% for the nine months ended September 30, 2011, compared to 43.8% for the nine months ended September 30, 2010.

Cost of services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2011	% of Revenue	2010	% of Revenue	Change	% Change	2011	% of Revenue	2010	% of Revenue	Change	% Change
In thousands:
Unified Communications	$145,204	41.2%	$123,702	40.2%	$21,502	17.4%	$420,317	40.8%	$364,374	39.8%	$55,943	15.4%
Communication Services	142,024	50.0%	137,261	47.9%	4,763	3.5%	418,776	49.6%	422,772	48.2%	(3,996)	-0.9%
Intersegment eliminations	(2,822)	NM	(1,240)	NM	(1,582)	NM	(6,864)	NM	(3,167)	NM	(3,697)	NM

Total	$284,406	44.9%	$259,723	43.8%	$24,683	9.5%	$832,229	44.6%	$783,979	43.8%	$48,250	6.2%

NM—Not Meaningful

Unified Communications cost of services for the three months ended September 30, 2011 increased $21.5 million, or 17.4%, to $145.2 million from $123.7 million for the three months ended September 30, 2010. The increase in cost of services for the three months ended September 30, 2011 included $10.6 million from acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 41.2% for the three months ended September 30, 2011 from 40.2% for the three months ended September 30, 2010.

Unified Communications cost of services for the nine months ended September 30, 2011 increased $55.9 million, or 15.4%, to $420.3 million from $364.4 million for the nine months ended September 30, 2010. The increase in cost of services for the nine months ended September 30, 2011 included $21.5 million from acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 40.8% for the nine months ended September 30, 2011 from 39.8% for the nine months ended September 30, 2010. The increase in cost of services as a percentage of revenue for the three and nine months ended September 30, 2011 is due primarily to changes in the product mix, geographic mix and the impact of acquired entities.

Communication Services cost of services for the three months ended September 30, 2011 increased $4.8 million, or 3.5%, to $142.0 million from $137.3 million for the three months ended September 30, 2010. The increase in cost of services for the three months ended September 30, 2011 was the result of lower margins in our agent-based service offerings and $0.4 million of additional costs from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 50.0% for the three months ended September 30, 2011, compared to 47.9% for the three months ended September 30, 2010.

Communication Services cost of services for the nine months ended September 30, 2011 decreased $4.0 million, or 0.9%, to $418.8 million from $422.8 million for the nine months ended September 30, 2010. The decrease in cost of services for the nine months ended September 30, 2011 was the result of lower revenue volume, partially offset by $1.7 million of additional costs from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 49.6% for the nine months ended September 30, 2011, compared to 48.2% for the nine months ended September 30, 2010. The increase in cost of services as a percentage of revenue for the three and nine months ended September 30, 2011 is due to declines in margins for agent-based services.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses decreased $42.4 million, or 16.4%, to $216.5 million for the three months ended September 30, 2011, from $258.8 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, we recorded a goodwill impairment charge of $37.7 million, which represented the balance of goodwill for one of our reporting units in the Communication Services segment. The decrease in SG&A expenses for the three months ended September 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $12.8 million of additional SG&A expenses from acquired entities. As a percentage of revenue, SG&A expenses improved to 34.2% for the three months ended September 30, 2011 from 43.7% for the three months ended September 30, 2010. The impact of the goodwill impairment charge on SG&A as a percentage of revenue was 630 basis points for the three months ended September 30, 2010.

SG&A expenses decreased $34.5 million, or 5.0%, to $660.7 million for the nine months ended September 30, 2011 from $695.2 million for the nine months ended September 30, 2010. The decrease in SG&A expenses for the nine months ended September 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $33.3 million of additional SG&A expenses from acquired entities and the 2010 goodwill impairment of $37.7 million. As a percentage of revenue, SG&A expenses improved to 35.4% for the nine months ended September 30, 2011, compared to 38.9% for the nine months ended September 30, 2010. The impact of the goodwill impairment charge on SG&A as a percentage of revenue was 210 basis points for the nine months ended September 30, 2010.

Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2011	% of Revenue	2010	% of Revenue	Change	% Change	2011	% of Revenue	2010	% of Revenue	Change	% Change
In thousands:
Unified Communications	$106,606	30.3%	$102,209	33.2%	$4,397	4.3%	$319,172	31.0%	$308,933	33.7%	$10,239	3.3%
Communication Services	110,303	38.8%	156,997	54.8%	(46,694)	-29.7%	342,882	40.6%	387,426	44.2%	(44,544)	-11.5%
Intersegment eliminations	(459)	NM	(388)	NM	(71)	NM	(1,347)	NM	(1,149)	NM	(198)	NM

Total	$216,450	34.2%	$258,818	43.7%	$(42,368)	-16.4%	$660,707	35.4%	$695,210	38.9%	$(34,503)	-5.0%

NM—Not Meaningful

Unified Communications SG&A expenses for the three months ended September 30, 2011 increased $4.4 million, or 4.3%, to $106.6 million from $102.2 million for the three months ended September 30, 2010. The increase in SG&A expenses for the three months ended September 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $11.4 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 30.3% for the three months ended September 30, 2011 compared to 33.2% for the three months ended September 30, 2010.

Unified Communications SG&A expenses for the nine months ended September 30, 2011 increased $10.2 million, or 3.3%, to $319.2 million from $308.9 million for the nine months ended September 30, 2010. The increase in SG&A expenses for the nine months ended September 30, 2011 reflected an improvement in our SG&A expense margin that was offset by $25.1 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 31.0% for the nine months ended September 30, 2011 compared to 33.7% for the nine months ended September 30, 2010.

Communication Services SG&A expenses for the three months ended September 30, 2011 decreased $46.7 million, or 29.7%, to $110.3 million from $157.0 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, we recorded a goodwill impairment charge of $37.7 million. The decrease in SG&A expenses for the three months ended September 30, 2011 reflected an improvement in our SG&A expense margin that was partially offset by $1.4 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 38.8% for the three months ended September 30, 2011, compared to 54.8% for the three months ended September 30, 2010. The impact of the goodwill impairment charge on Communication Services SG&A expenses as a percentage of revenue was 1,300 basis points for the three months ended September 30, 2010.

Communication Services SG&A expenses for the nine months ended September 30, 2011 decreased $44.5 million, or 11.5%, to $342.9 million from $387.4 million for the nine months ended September 30, 2010. The decrease in SG&A expenses for the nine months ended September 30, 2011 reflected an improvement in our SG&A expense margin that was partially offset by $8.2 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 40.6% for the nine months ended September 30, 2011, compared to 44.2% for the nine months ended September 30, 2010. The impact of the goodwill impairment charge on Communication Services SG&A expenses as a percentage of revenue was 430 basis points for the nine months ended September 30, 2010.

Operating income: Operating income for the three months ended September 30, 2011 increased $58.1 million, or 78.6%, to $131.9 million from $73.9 million for the three months ended September 30, 2010. As a percentage of revenue, operating income for the three months ended September 30, 2011 improved to 20.9%, from 12.5% for the three months ended September 30, 2010. The impact of the goodwill impairment charge on operating income as a percentage of revenue was 630 basis points for the three months ended September 30, 2010.

Operating income for the nine months ended September 30, 2011 increased $63.9 million, or 20.6%, to $373.5 million from $309.6 million for the nine months ended September 30, 2010. As a percentage of revenue, operating income for the nine months ended September 30, 2011 improved to 20.0%, from 17.3% for the nine months ended September 30, 2010. The impact of the goodwill impairment charge on operating income as a percentage of revenue was 210 basis points for the nine months ended September 30, 2010.

Operating income (loss) by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2011	% of Revenue	2010	% of Revenue	Change	% Change	2011	% of Revenue	2010	% of Revenue	Change	% Change
In thousands:
Unified Communications	$100,279	28.5%	$81,661	26.6%	$18,618	22.8%	$290,760	28.2%	$242,509	26.5%	$48,251	19.9%
Communication Services	31,668	11.2%	(7,792)	-2.7%	39,460	NM	82,745	9.8%	67,082	7.6%	15,663	23.3%

Total	$131,947	20.9%	$73,869	12.5%	$58,078	78.6%	$373,505	20.0%	$309,591	17.3%	$63,914	20.6%

NM—Not Meaningful

Unified Communications operating income for the three months ended September 30, 2011 increased $18.6 million, or 22.8%, to $100.3 million from $81.7 million for the three months ended September 30, 2010. As a percentage of this segment’s revenue, Unified Communications operating income improved to 28.5% for the three months ended September 30, 2011 from 26.6% for the three months ended September 30, 2010.

Unified Communications operating income for the nine months ended September 30, 2011 increased $48.3 million, or 19.9%, to $290.8 million from $242.5 million for the nine months ended September 30, 2010. As a percentage of this segment’s revenue, Unified Communications operating income improved to 28.2% for the nine months ended September 30, 2011 from 26.5% for the nine months ended September 30, 2010 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income for the three months ended September 30, 2011 increased $39.5 million, to $31.7 million from an operating loss of $7.8 million for the three months ended September 30, 2010. As a percentage of this segment’s revenue, Communication Services operating income improved to 11.2% for the three months ended September 30, 2011 from (2.7%) for the three months ended September 30, 2010. The impact of the goodwill impairment charge on Communication Services operating income as a percentage of revenue was 1,300 basis points for the three months ended September 30, 2010.

Communication Services operating income for the nine months ended September 30, 2011 increased $15.7 million, or 23.3%, to $82.7 million from $67.1 million for the nine months ended September 30, 2010. As a percentage of this segment’s revenue, Communication Services operating income improved to 9.8% for the nine months ended September 30, 2011 from 7.6% for the nine months ended September 30, 2010 due to the factors discussed above for revenue, cost of services and SG&A expenses for Communication Services. The impact of the goodwill impairment charge on Communication Services operating income as a percentage of revenue was 430 basis points for the nine months ended September 30, 2010.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities, interest income from short-term investments and foreign currency transaction gains (losses) on affiliate transactions denominated in currencies other than the functional currency. Other income (expense) for the three months ended September 30, 2011 was ($71.7) million compared to ($60.4) million for the three months ended September 30, 2010. Other income (expense) for the nine months ended September 30, 2011 was ($202.0) million compared to ($179.5) million for the nine months ended September 30, 2010. Interest expense for the three and nine months ended September 30, 2011 was $67.4 million and $203.8 million, respectively, compared to $63.3 million and $182.4 million, respectively, for the three and nine months ended September 30, 2010. The change in interest expense was primarily due to higher effective interest rates as a result of our fourth quarter 2010 bond and bank refinancing and higher borrowing levels in the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, we recognized a $0.2 million loss and $3.7 million gain, respectively, on foreign currency transactions denominated in currencies other than the functional currency. During the three and nine months ended September 30, 2010, we recognized a $0.5 million loss and $1.7 million loss, respectively, on foreign currency transactions denominated in currencies other than the functional currency.

During the three and nine months ended September 30, 2011, we recognized a $4.3 million loss and $3.0 million loss, respectively, due to investment losses in the assets held in our deferred compensation plans. The decreases in the value of these assets were offset by corresponding decreases in our deferred compensation liabilities, which were reflected as decreases in corporate SG&A expenses. During the three and nine months ended September 30, 2010, we recognized a $2.3 million gain and $1.2 million gain, respectively, due to investment gains in the assets held in our deferred compensation plans. The increases in the value of these assets were offset by corresponding increases in our deferred compensation liabilities, which were reflected as increases in corporate SG&A expenses.

Net income (loss): Our net income for the three months ended September 30, 2011 increased $45.8 million, to $37.4 million from net (loss) of $8.4 million for the three months ended September 30, 2010. Our net income for the nine months ended September 30, 2011 increased $42.4 million, or 66.4%, to $106.3 million from net income of $63.9 million for the nine months ended September 30, 2010. Our net loss in the three months ended September 30, 2010 and net income in the nine months ended September 30, 2010 was significantly affected by a $37.7 million goodwill impairment charge and the non-deductibility of that charge for income tax purposes. Net income (loss) includes a provision for income tax expense at an effective rate of approximately 38.1% and 38.0% for the three and nine months ended September 30, 2011, respectively, compared to an effective tax rate of approximately 162.5% and 50.9% for the three and nine months ended September 30, 2010, respectively. The effective tax rate was significantly different in 2010 due primarily to the goodwill impairment charge taken in 2010, which was not deductible for income tax purposes.

Earnings (loss) per common share: Earnings per common L share-basic for the three months ended September 30, 2011 improved to $4.81 from $4.31 for the three months ended September 30, 2010. Earnings per common L share-basic for the nine months ended September 30, 2011 improved to $13.78 from $12.41 for the nine months ended September 30, 2010. Earnings per common L share-diluted for the three months ended September 30, 2011 improved to $4.62 from $4.13 for the three months ended September 30, 2010. Earnings per common L share-diluted for the nine months ended September 30, 2011 improved to $13.22 from $11.90 for the nine months ended September 30, 2010.

Loss per common A share-basic and diluted for the three months ended September 30, 2011 improved to ($0.12) from ($0.58) for the three months ended September 30, 2010. Loss per common A share-basic and diluted for the nine months ended September 30, 2011 improved to ($0.36) from ($0.68) for the nine months ended September 30, 2010.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank and asset securitization credit facilities.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 and amendments to the Registration Statement on November 6, 2009, December 1, 2009, December 16, 2009, February 16, 2010, April 14, 2011, August 17, 2011 and September 9, 2011 pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and the Sponsors. We may also use a portion of the net proceeds received by us to repurchase certain of our notes and for working capital and other general corporate purposes.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented:

	For the Nine Months Ended September 30,
In thousands:	2011	2010	Change	% Change
Cash flows from operating activities	$290,608	$294,202	$(3,594)	-1.2%
Cash flows used in investing activities	$(291,967)	$(113,115)	$(178,852)	158.1%
Cash flows used in financing activities	$(23,342)	$(100,866)	$77,524	-76.9%

Net cash flows from operating activities decreased $3.6 million, or 1.2%, to $290.6 million for the nine months ended September 30, 2011, compared to net cash flows from operating activities of $294.2 million for the nine months ended September 30, 2010. The decrease in net cash flows from operating activities is primarily due to decreases in accrued interest and accounts payable due to the timing of interest payments and payments to vendors. Also contributing to the decrease in cash flows from operating activities was the decrease in income taxes payable.

Days sales outstanding (“DSO”), a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 62 days at September 30, 2011 compared to 62 days at September 30, 2010.

Net cash flows used in investing activities increased $178.9 million, or 158.1%, to $292.0 million for the nine months ended September 30, 2011, compared to net cash flows used in investing activities of $113.1 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 business acquisition investing was $182.1 million greater than the comparable nine months ended September 30, 2010, due primarily to the acquisitions of TFCC and Smoothstone. During the nine months ended September 30, 2011 we invested $80.5 million in capital expenditures compared to $89.1 million for the nine months ended September 30, 2010.

Net cash flows used in financing activities decreased $77.5 million, to $23.3 million for the nine months ended September 30, 2011, compared to net cash flows used in financing activities of $100.9 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, net cash flows used in financing activities primarily included payments on our revolving credit facility of $72.9 million, which paid off the outstanding balance on our revolving credit facilities.

As of September 30, 2011, the amount of cash and cash equivalents held by our foreign subsidiaries was $79.0 million. We have also accrued U.S. taxes on $116.9 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

The senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. During 2010, we and certain of our domestic subsidiaries, as borrowers and/or guarantors, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities by entering into a Restatement Agreement (the “Restatement Agreement”), amending and restating the Credit Agreement, dated as of October 24, 2006, by and among us, Wells Fargo, as successor administrative agent and the various lenders party thereto, as lenders, (as so amended and restated, the “Restated Credit Agreement”).

After giving effect to the prepayment of amortization payments payable in respect of the term loans due 2013, the amended and restated senior secured term loan facility requires annual principal payments of approximately $15.4 million, paid quarterly with balloon payments at maturity dates of October 24, 2013 and July 15, 2016 of approximately $450.2 million and $1,398.5 million, respectively. Pricing of the amended and restated senior secured term loan facility, due 2013, is based on our corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at September 30, 2011), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at September 30, 2011). The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at September 30, 2011), and from 3.00% to 3.625% for Base Rate loans (Base Rate plus 3.25% at September 30, 2011). The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility during the three and nine months ended September 30, 2011 were 6.16% and 6.44%, respectively, compared to 5.33% and 4.85%, respectively, during the three and nine months ended September 30, 2010.

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

The original maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at September 30, 2011), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at September 30, 2011). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the three months ended September 30, 2011 and 2010 was $3.8 million and $0.0 million, respectively. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the nine months ended September 30, 2011 and 2010 was $1.7 million and $17.3 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during the three months ended September 30, 2011 and 2010 was $14.7 million and $0.0 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during the nine months ended September 30, 2011 and 2010 was $14.7 million and $80.9 million, respectively.

The extended maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at September 30, 2011), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 2.0% at September 30, 2011). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the extended maturity senior secured revolving credit facility during the three and nine months ended September 30, 2011 was $8.3 million and $4.1 million, respectively. The highest balance outstanding on the extended maturity senior secured revolving credit facility during the three and nine months ended September 30, 2011 was $35.8 million. Prior to 2011, there had been no borrowings on the extended maturity senior secured revolving credit facility since its inception on October 5, 2010.

Subsequent to September 30, 2011, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $848.6 million, including the aggregate amount of $617.6 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

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

2019 Senior Notes

On November 24, 2010, we issued $650 million aggregate principal amount of 7 7/8% senior notes that mature January 15, 2019 (the “2019 Senior Notes”).

At any time prior to November 15, 2014, we may redeem all or a part of the 2019 Senior Notes at a redemption price equal to 100% of the principal amount of 2019 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2019 Senior Notes) as of, and accrued and unpaid interest and all additional interest then owing pursuant to the registration rights agreement executed in connection with the 2019 Senior Notes, if any, to the date of redemption, subject to the rights of holders of 2019 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined by our Restated Credit Agreement) may not exceed 5.50 to 1.0 at September 30, 2011 and the interest coverage ratio of Consolidated EBITDA (as defined in the Restated Credit Agreement) to the sum of consolidated interest expense must exceed 2.0 to 1.0 at September 30, 2011. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2011. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 5.00 to 1.0 in the fourth quarter of 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

If we cannot make scheduled payments on our debt, we will be in default, and as a result:

¡	our debt holders could declare all outstanding principal and interest to be due and payable;

¡	the lenders under our new senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

¡	we could be forced into bankruptcy or liquidation.

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association was amended and extended. The amended and extended facility provides for $150.0 million in available financing and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points and lowers the LIBOR spread on borrowings by 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At September 30, 2011 and December 31, 2010, the facility was undrawn. The highest balance outstanding during the three months and nine months ended September 30, 2011 was $65.3 million and $84.5 million, respectively. During the three and nine months September 30, 2010, the facility was undrawn.

The amended and extended asset securitization facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our senior secured credit facility.

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

The following table summarizes our contractual obligations at September 30, 2011 (dollar amounts in thousands):

	Payment due by period
Contractual		Less than			After 5
Obligations	Total	1 year	1 - 3 years	4 - 5 years	years
Senior Secured Term Loan Facility, due 2013	$448,434	$—	$448,434	$—	$—
Senior Secured Term Loan Facility, due 2016	1,467,931	11,569	30,858	1,425,504	—
11% Senior Suborninated Notes, due 2016	450,000	—	—	—	450,000
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	997,233	143,813	287,626	287,626	278,168
Estimated interest payments on variable rate debt (1)	406,268	99,787	166,367	140,114	—
Operating leases	128,794	34,090	43,292	21,206	30,206
Capital lease obligations	288	286	2	—	—
Contractual minimums under telephony agreements (2)	133,700	86,600	47,100	—	—
Purchase obligations (3)	78,632	73,974	4,077	581	—
Interest rate swaps	12,021	8,391	3,630	—	—

Total contractual cash obligations	$5,273,301	$458,510	$1,031,386	$1,875,031	$1,908,374

(1)	Interest rate assumptions based on October 5, 2011 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2013. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At September 30, 2011, we have accrued $16.8 million, including interest and penalties for uncertain tax positions.

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

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $72.3 million for the nine months ended September 30, 2011, compared to $84.8 million for the nine months ended September 30, 2010. We currently estimate our capital expenditures for the remainder of 2011 to be approximately $47.7 to $57.7 million primarily for equipment and upgrades at existing facilities.

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

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through February 2013 and are renewed as required. The outstanding commitment on these obligations at September 30, 2011 was $21.0 million.

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

Interest Rate Risk

As of September 30, 2011, we had $1,916.4 million outstanding under our senior secured term loan facility, $450 million outstanding under our 2016 Senior Subordinated Notes, $500 million outstanding under our 2018 Senior Notes and $650 million outstanding under our 2019 Senior Notes.

Long-term obligations at variable interest rates subject to interest rate risk and the quarterly impact of a 50 basis point change in the variable interest rate, in thousands, at September 30, 2011 consist of the following:

	Outstanding at	Impact of a 0.5%
	variable interest	change in the
	rates	variable interest rate
Senior Secured Term Loan Facility (1)	$916,365	$1,145.5

Variable rate debt	$916,365	$1,145.5

(1)	Net of $1,000.0 million interest rate swaps

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the nine months ended September 30, 2011, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately one percent.

On September 30, 2011 and 2010, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three and nine months ended September 30, 2011, revenues from non-U.S. countries were approximately 20% of consolidated revenues. For the three and nine months ended September 30, 2010, revenues from non-U.S. countries were approximately 16% of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At September 30, 2011 and December 31, 2010, long-lived assets from non-U.S. countries were 9% and 10%, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expire in June 2013. During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these interest rate swaps ranges from 2.56% to 2.60%, and expires in January 2012. At September 30, 2011, the notional amount of debt outstanding under interest rate swap agreements was $1,000.0 million of the outstanding $1,916.4 million senior secured term loan facility hedged at rates from 1.685% to 2.60%.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i)

recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting or in other factors during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No corrective actions were required or taken.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2011, the Company purchased from a former executive officer 182,864 of the Company’s Class A shares and 22,858 of the Company’s Class L shares. The purchase price per Class A share was $10.60. The purchase price per Class L share was $112.07. The respective purchase price per share was determined based on an independent third party appraisal performed as of October 31, 2010 by Corporate Valuation Advisors, Inc. and delivered to us in December 2010. The aggregate purchase price was $4,500,054.40. Also, in May and August the Company purchased in the aggregate 31,900 Class A shares from former employees. The purchase price per Class A share was $10.60.

Item 6. Exhibits

10.01	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.02	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018

10.03	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2011, filed on November 1, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Deficit and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields Senior Vice President - Chief Accounting officer

Date: November 1, 2011

EXHIBIT INDEX

Number	Description

10.01	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.02	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018

10.03	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2011, filed on November 1, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Deficit and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.