Form 10-K
period 2011-12-31
WEST CORP
filed 2012-02-14
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

At February 10, 2012, 490,913,437.617 shares of the registrant’s common stock were outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the cost and reliability of voice and data services;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the cost of labor and turnover rates;

•	the impact of changes in interest rates;

•	substantial indebtedness incurred in connection with the 2006 recapitalization, subsequent financials and acquisitions; and

•	the impact of foreign currency fluctuations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.

Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and elsewhere in this report.

All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

PART I.

ITEM 1.	BUSINESS

Overview

We are a leading provider of technology-driven communication services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

Our focus on large addressable markets with attractive growth characteristics has allowed us to deliver steady, profitable growth. Over the past ten years, we have grown our revenue at a compound annual growth rate

(“CAGR”), of 12%, and improved our Adjusted EBITDA margin from 20.7% to 27.3%. For the fiscal year ended December 31, 2011, we grew revenue by 4.3% over 2010 to $2,491.3 million and generated $681.4 million in Adjusted EBITDA, or 27.3% Adjusted EBITDA margin, and $127.5 million in net income and $348.2 million in net cash flows from operating activities.

Evolution into a Predominately Platform-Based Solutions Business

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communications needs of our clients. We have evolved our business mix from labor-intensive communications services to predominantly diversified and platform-based, technology-driven services. As a result, our revenue from platform-based services grew from 37% of total revenue in 2005 to 71% in 2011, and our operating income from platform-based services grew from 53% of total operating income to 91% over the same period.

Since 2005, we have invested approximately $1.9 billion in strategic acquisitions. We have increased our penetration into higher growth international conferencing markets, strengthened our alerts and notifications services business and established a leadership position in emergency communication services. As technology has advanced, consumers are now able to choose how they prefer to communicate with enterprises. As a result, we have reoriented our business to address the emergence of fast-growing trends such as unified communications (“UC”) products and mobility.

Today, our platform-based service lines include conferencing and event services, alerts and notifications, UC solutions, emergency communications services and our automated customer service platforms such as interactive voice response (“IVR”), natural language speech recognition and network-based call routing services. As we continue to increase the variety of platform-based services we provide, we intend to pursue opportunities in markets where we have strong client relationships and where clients place a premium on the quality of service provided.

The following summaries further highlight the steps we have taken to improve our business:

— Developed and Enhanced Large Scale Technology Platforms. Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. Our approximately 662,000 telephony ports, including approximately 303,000 Internet Protocol (“IP”) ports, provide us with what we believe is the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our acquisitions of TuVox Incorporated (“TuVox”) and Holly Australia Pty Ltd (“Holly”) significantly advanced the development capabilities of our existing platform. The resulting open standards-based platform allows for the flexibility to add new capabilities as our clients demand. In addition, we have integrated mobile, social media and cloud computing capabilities into our platforms and are able to offer those services to our clients.

— Expanded Emergency Communications Services Platform. We have invested significant resources into our emergency communications services. Since 2006, we have made several strategic acquisitions, including Intrado, Inc. (“Intrado”) and Positron Public Safety Systems, which provided us with the leading platform in communication services for public safety. Today, we believe we are one of the largest providers of emergency communications services to telecommunications service providers, government agencies and public safety organizations, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. We have steadily increased our presence in this market through substantial investments in proprietary systems to develop programs designed to upgrade the capabilities of 9-1-1 centers by delivering a broader set of features.

— Expanded Our Unified Communications Business Segment. Through both organic growth and acquisitions, we have been successful in strengthening our unified communications service offering. We have grown our sales force to expand the reach of our conferencing services both domestically and internationally. We have developed and integrated proprietary global and large enterprise-based services into our platform which allow for streamlined, cost-effective conferencing capabilities. With the acquisitions of Stream57 LLC (“Stream57”) and Unisfair, Inc. (“Unisfair”), we have enhanced our event services offerings. We have increased our capabilities in IP-based UC solutions through the acquisitions of SKT Business Communications Solutions division of the Southern Kansas Telephone Company, Inc. (“SKT”) and Smoothstone IP Communications Corporation (“Smoothstone”). We are able to offer system design, project management and implementation to clients with our sales engineering and integration services.

We have also increased our presence in the high growth alerts and notifications market. We now provide platform-based communication services across several industries, including financial services, communications, transportation, government and public safety. Additionally, through our acquisitions of TeleVox Software, Inc. and Twenty First Century Communications, Inc. (“TFCC”), we have a strong presence in the medical and dental markets and the electric utilities industry.

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

On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock (the “Conversion”) and thereafter the reclassification (the “Reclassification”) of all of our Class A Common Stock as a single class of Common Stock by filing amendments to our amended and restated certificate of incorporation (the “Charter Amendments”) with the Delaware Secretary of State. Upon the effectiveness of the filing of the Charter Amendments, each share of our outstanding Class L Common Stock was converted into 40.29 shares of Class A Common Stock pursuant to the Conversion, and all of the outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the Reclassification. Following the Conversion and Reclassification, all shares of Common Stock share proportionately in dividends.

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

Our Services

We believe we have built our reputation as a best-in-class service provider by delivering differentiated, high-quality services for our clients. Our portfolio of technology-driven, communication services includes:

Unified Communications

Conferencing and Collaboration Services. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 121 million conference calls in 2011, a 13 percent increase over 2010. We provide our clients with an integrated global suite of meeting services. These include on-demand audio conferencing services, video managed services and web collaboration tools that allow clients to make presentations and share applications and documents over the Internet. Conferencing and collaboration services include the following:

•	On-Demand Audio Conferencing is an automated conferencing service that allows clients to initiate an audio conference at any time, without the need to make a reservation or rely on an operator.

•

Web Collaboration Tools allow clients to connect remote employees and bolster collaboration as well as host virtual events such as e-learning, online training and promotional programs. These tools provide clients with the capability to make presentations and share applications and documents over the Internet. These services are offered through our proprietary product, InterCall Unified Meeting®, as well as through the resale of Cisco, Microsoft, Adobe and IBM products. Web conferencing services can be customized to each client’s individual needs.

•

Video Managed Services and Video Bridging allow clients to experience real-time face-to-face conferences. These services are offered through our products, InterCall Video Conferencing and InterCall Video Managed Services in conjunction with third-party equipment, and can be used for a wide variety of events, including training seminars, sales presentations, product launches and financial reporting calls.

Event Services. InterCall offers an event services team to help clients who would like extra assistance planning, conducting and gathering report information for large scale or high-value meetings or conferences. Event services include the following:

•

Audio and Video Webcasting Services allow users to broadcast small or large multimedia presentations over the Internet. We offer our clients the flexibility of broadcasting any combination of audio, video (desktop or high-end) or PowerPoint slides using any operating system. We enhanced our presence in this market with the acquisition of assets of Stream57 in December 2009.

•

Virtual Event Design and Hosting offers clients consulting, project management and implementation of hosted and managed virtual event and virtual environment solutions. Clients are able to provide large audiences easy and instant access to content, experts and peers. Clients can post video and audio content, conduct polls, publish blogs, integrate social media and host forums in a highly compelling virtual environment. Examples of virtual events include trade shows, user groups, job fairs, virtual learning environments and town hall meetings. We enhanced our presence in this market with the acquisition of Unisfair in March 2011.

•

Operator-Assisted Audio Conferencing Services are pre-scheduled conferences for large-scale, complex or important events. Operator-assisted services are customized to a client’s needs and provide a wide range of scalable features and enhancements, including the ability to record, broadcast, schedule and administer meetings.

•

Web Event Services offer clients consulting, event coordination and execution, and post-event reporting and support for any web-based event. Our specialized team of professionals help clients plan and implement every detail of their events.

Alerts and Notifications. Our technology platforms allow clients to manage and deliver automated, proactive and personalized communications. We use multiple delivery channels (voice, text messaging, email, social media and fax) based on the preference of the recipient. For example, we deliver patient notifications, send and confirm appointments and prescription reminders on behalf of our healthcare clients, provide travelers with flight arrival and departure updates on behalf of our transportation clients, send and receive automated outage notifications on behalf of our utility clients and transmit emergency evacuation notices on behalf of municipalities. Our scalable platform enables a high volume of messages to be sent in a short amount of time. Our platform also enables two-way communication which allows the recipients of a message to respond with relevant information to our clients. We offer the following alerts and notifications services:

•

Automated Voice Notifications are customized voice messages delivered with personalized information sent on behalf of our clients. Our system allows for accurate detection of voicemail versus live answer and provides customized caller ID and retry logic.

•

SMS/Email Alerts and Notifications are customized electronic notifications sent on behalf of our clients directly to their customers’ handheld devices, wireless phones, two-way pagers or email inboxes.

•

Multi-channel Preference Management and Campaign Management Solutions allow our clients to create and manage customer information in a real-time environment. Our web-based user interface tool allows clients to upload customer contact information, create reusable notification templates, customize campaigns and manage business rule definitions. Our technology enables us to deliver automated outbound messages over multiple channels based on predefined user preferences.

•

Website and Customer Portal Management is a web design service whereby we create custom-built, interactive websites for clients. We also provide a variety of additional features and services, including hosting, search engine optimization and maintenance.

IP-Based Unified Communications Solutions. We provide our clients with enterprise class IP-based communications solutions enabled by our technology. We expanded our capabilities in this area with the acquisition of Smoothstone in June 2011. We offer the following services:

•

Hosted IP-PBX and Enterprise Call Management allows an enterprise to upgrade its use of communications technology with a suite of cloud-based, on-demand services including full private branch exchange (“PBX”) functionality, advanced enterprise and personal call management tools and leading edge unified communications features. These services can be fully integrated with a client’s existing IP or legacy time-division multiplexing (“TDM”) infrastructure where required, preserving investments already made in telephony infrastructure and providing a seamless enterprise-wide solution.

•

Hosted and Managed MPLS Network is a suite of IP trunking solutions designed to provide enterprise clients with the carrier-grade service along with the benefits of next-generation IP-based service that allows their business to run more efficiently. These solutions deliver a consistent set of voice services across an enterprise’s infrastructure, with flexible IP and TDM trunking options for clients’ on-site PBX.

•

Unified Communications Partner Solution Portfolio enables us to engineer flexible and scalable solutions suitable to an enterprise’s needs, leveraging a portfolio of Microsoft and Cisco offerings integrated with our products, applications and services.

•

Cloud-Based Security Services aggregates a set of technologies into one simple and scalable cloud-based solution that provides clients with network protection. By putting security in the cloud, this service can protect the client’s network from spam and viruses, unauthorized intrusions and inappropriate web content, while providing simplicity and consistency of security policy management and eliminating single points of failure and bottlenecks that can occur with premise-based security solutions.

•

Integrated Conferencing/Desktop Messaging and Presence Tools integrates key collaboration capabilities such as presence, instant messaging, and audio and video conferencing on a single platform. For example, users can instantly see which associates are available online and connect and collaborate on documents with them from a single console.

•

Professional Services and System Integration Expertise provides our clients with advice and solutions to integrate their unified communication systems. We offer expert consulting, design, integration, and implementation of voice, video, messaging, and collaboration systems and services. Specific capabilities and expertise include business value/process assessments, messaging and collaboration applications, training and adoption services, LAN/WAN virtualization, and IP telephony and legacy voice integration, including Session Initiation Protocol based technologies. We greatly enhanced our professional services capabilities in April 2010 with the acquisition of SKT.

Communication Services

Emergency Communications Services. We believe we are one of the largest providers of emergency communications services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ telephone bills. We offer the following emergency communications services:

•

9-1-1 Network Services are the systems that control the routing of emergency calls to the appropriate 9-1-1 centers. In 2011, we facilitated over 260 million 9-1-1 calls. Our next generation 9-1-1 call handling solution is an IP-based system designed to significantly improve the information available to first responders by integrating capabilities such as the ability to text, send photos or video to 9-1-1 centers as well as providing stored data such as building blueprints or personal medical data to first responders. Our carrier-grade Location Based Services process over 100,000 daily requests in support of our clients’ Enhanced 9-1-1 (“E9-1-1”) and commercial applications.

•

9-1-1 Telephony Systems and Services include our fully-integrated desktop communications technology solutions which public safety agencies use to enable E9-1-1 call handling. Our next generation 9-1-1 solution can be deployed in a variety of local, host and remote configurations, allowing public safety agencies to grow with minimal incremental investment. It currently operates in approximately 5,000 call-taking positions in more than 1,000 Public Safety Answering Points (“PSAPs”) in North America.

Automated Call Processing. We believe we have developed a best-in-class automated customer service platform. Our services allow our clients to effectively communicate with their customers through inbound and outbound IVR applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our open standards-based platform allows the flexibility to integrate new capabilities such as mobility, social media and cloud-based services.

•

Automated Customer Service solutions range from speech/IVR applications and mobile solutions to social media monitoring and engagement, short message service (“SMS”), chat and email. We help our clients engage their customers via the channels they prefer. Examples of self service applications used by our clients are: access account balances, activation of credit cards, placing orders, FAQ’s and stop/start utility service.

•

Voice and Data Network Management Services assist our clients as they manage or update their own contact center communications networks. We offer hosted or managed services for the operation, administration and management of voice and data networks such as Voice over Internet Protocol (“VoIP”) network management, network automated call distribution (“ACD”)/multi-channel contact routing, workforce management, quality monitoring and predictive dialing.

Agent-Based Services. We provide our clients with large-scale, agent-based services, including inbound customer care, customer retention, business-to-business, account management, receivables management, overpayment identification and recovery solutions, as well as direct response and language services. We target opportunities to provide our agent-based services as part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We have a flexible model that offers on-shore, off-shore and virtual home-based capabilities to fit our clients’ needs.

•	Commercial—For our clients’ commercial customer needs, we provide the following services:

— Business-to-Business and Account Management Services: We provide dedicated sales and account management services for some of the nation’s leading companies. We utilize our experience, sales methodologies and technology to deliver an integrated suite of revenue generation solutions that allow our clients to overcome a variety of common sales challenges. Examples of these services include lead management, team sell, account management and sole territory coverage.

— Receivables Management Services: We are a fully licensed collection agency that has integrated partnerships across the telecommunications, financial services, government, healthcare and utilities industries. We provide both first and third party services.

— Overpayment Identification and Recovery Services: Our two decades of healthcare experience has made us a leader in providing cost containment programs to health organizations including: health insurance payers, third party administrators, managed care organizations, hospitals/physicians and self-insured companies. We analyze data from multiple healthcare sources, identify incorrectly paid claims, provide targeted communications and collect funds on behalf of our clients.

— Direct Response: We process phone calls, sell products and services, and capture lead information about consumers responding to mass media advertisements on television, radio, Internet and print for direct response marketers.

— Language Services: We provide over-the-phone interpretation (“OPI”) and document translation services that enable businesses, as well as their employees and customers, to communicate more effectively.

•

Consumer—We help our clients with their consumer-based communications needs, including customer acquisition and retention, customer care, sales and service. We provide clients with customized services that are handled by specially trained agents.

Market Opportunity

We are focused on voice and data markets. Consistent with our investment strategy, we have and will continue to target new and complementary markets that leverage our depth of expertise in voice and data services. We believe these markets, including unified communications, emergency communications and alerts and notifications services, are large, have relatively predictable and steady growth, and are characterized by recurring, valuable transactions and strong margin profiles.

Unified Communications

We entered the conferencing and collaboration services market with our acquisition of InterCall in 2003. Through organic growth and multiple strategic acquisitions, we have become the leading global provider of conferencing services since 2008 based on revenue, according to Wainhouse Research. The market for unified communications services, which includes hosted and managed unified communications services, audio, web, video and operator-assisted conferencing was $7.3 billion in 2011 and is expected to grow at a CAGR of 9% through 2015 according to Wainhouse Research.

According to Tern Systems, the market for automated message delivery in the U.S. was over $635 million in 2011, and is expected to grow at an annual growth rate of 21% through 2015. We believe this growth is being driven by a number of factors, including increased globalization of business activity, focus on lower costs, increased adoption of unified communications services, and increasing awareness of the need for rapid communication during emergencies. By leveraging our global sales team and diversified client base, we intend to continue targeting higher growth markets.

Communication Services

The market for emergency communications services represents a highly attractive opportunity, allowing us to diversify into an end-market that we believe is less volatile with respect to downturns in the economy. According to Compass Intelligence, approximately $3.9 billion of government-sponsored funds were estimated to be available for 9-1-1 and E9-1-1 applications, hardware and systems expenditures in 2011 and such funds are expected to grow at a 6.4% CAGR through 2016. Given the critical nature of these systems and services, government agencies and other public safety organizations prioritize funding for such services to ensure dependable delivery. Further, as communities across the U.S. upgrade outdated 9-1-1 systems to next generation 9-1-1 platforms, we believe our suite of services is best suited to capture the demand.

We deliver critical agent-based and automated services for our enterprise clients. Today, the market for these services remains attractive given its size and steady growth characteristics. We target select opportunities within the global customer care business process outsourcing market which was estimated to be approximately $54 billion in 2011 with a projected CAGR through 2015 of approximately 5% according to IDC. We focus on high-value transactions that utilize our specialized knowledge and scale to drive enhanced profitability. We have built on our leading position in this market by investing in emerging service delivery models that provide a higher quality of service to our clients.

Our Competitive Strengths

We have developed expertise to serve the needs of clients who place a premium on the services we provide. We believe the following strengths have helped us to establish a leading competitive position in the markets we serve and enable us to deliver operational excellence to clients.

— Broad Portfolio of Product Offerings with Attractive Value Proposition. Our technology platforms combined with our operational expertise and processes allow us to provide a broad range of service offerings for our clients. Our ability to efficiently and cost-effectively process high volume, complex voice and data transactions for our clients facilitates their critical communications and helps improve their cost structure.

— Robust Technology Capabilities Enable Scalable Operating Model. Our strengths across technology and multiple channels allow us to process data and communications transactions for our clients. We cross-utilize our assets and shared service platforms across our businesses, providing scale and flexibility to handle greater transaction volume, offer superior service and develop new offerings more effectively and efficiently. We foster a culture of innovation and have been issued approximately 172 patents and have approximately 349 pending patent applications for technology and processes that we have developed. We continue to invest in new platform technologies, including IP-based cloud computing environments, as well as to enhance our portfolio with patented technologies, which allow us to deliver premium services to our clients.

— Strong Client Relationships. We have built long-lasting relationships with our clients who operate in a broad range of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. Our top ten clients in 2011 had an average tenure with us of over eleven years. In 2011, our 100 largest clients represented approximately 55% of our revenue and approximately 45% of our revenue came from clients purchasing multiple service offerings.

— Operational Excellence. We increase productivity and performance for our clients by leveraging our expertise to efficiently deliver communications services. Our ability to improve these processes for our clients is an important aspect of our value proposition. We leverage our proprietary technology infrastructure and shared services platforms to manage higher value transactions and achieve cost savings for our clients and ourselves.

— Experienced Management Team with Track Record of Growth. Our senior leadership has an average tenure of approximately 13 years with us and has delivered strong results through various market cycles, both as a public and a private company. As a group, this team has created a culture of superior client service and, through acquisitions and organic growth, has been able to achieve a 12% revenue CAGR over the past ten years. Our team has established a long track record of successfully acquiring and integrating companies to drive growth.

As demand for outsourced services grows with greater adoption of our technologies and services and the global trend toward business process outsourcing, we believe our long history of delivering results for our clients combined with our scale and the investments we have made in our businesses provide us with a significant competitive advantage.

Our Growth Strategy

Our strategy is to identify growing markets where we can deploy our existing assets and expertise to strengthen our competitive position. Our strategy is supported by our commitment to superior client service, operational excellence and market leadership. Key aspects of our strategy include the following:

— Expand Relationships with Existing Clients. We are focused on deepening and expanding relationships with our existing clients by delivering value in the form of reduced costs, improved customer relationships and enhanced revenue opportunities. Approximately 45% of our revenue in 2011 came from clients purchasing multiple service offerings from us. As we demonstrate the value that our services provide, often starting with a single service, we are frequently able to expand the size and scope of our client relationships.

— Develop New Client Relationships. We will continue to focus on building long-term client relationships across a wide range of industries to further diversify our revenue base. We target clients in industries in which we have expertise or other competitive advantages and an ability to deliver a wide range of solutions that have a meaningful impact on their business. By continuing to add new long-term client relationships in large and growing markets, we believe we enhance the stability and growth potential of our revenue base.

— Capitalize on Select Global Opportunities. In addition to expanding and enhancing our existing relationships domestically, we will selectively pursue new client opportunities globally. Our expertise in conferencing and collaboration services has allowed us to penetrate substantial new international markets. In 2011, 19% of our consolidated revenue was generated outside of the U.S. Given the attractive growth dynamics within Europe, Asia-Pacific and Latin America, we intend to further grow our unified communications business in these regions. Our distribution capabilities, including over 375 dedicated international Unified Communications sales personnel, provide us with the platform to drive incremental revenue opportunities.

— Continue to Enhance Leading Technology Capabilities. We believe our service offerings are enhanced by our superior, patented technology capabilities and track record of innovation, and we will continue to target services that enable our clients to realize significant benefits. In addition to strengthening our client relationships, we believe our focus on technology facilitates our ongoing evolution toward a diversified, predominantly platform-based and technology-driven operating model.

— Continue to Enhance Our Value Proposition Through Selective Acquisitions. Since our founding in 1986, we have completed 29 acquisitions of businesses and technologies with a total value of approximately $2.7 billion. We will continue to expand our suite of communications services across industries, geographies and end-markets. While we expect this will occur primarily through organic growth, we have and expect to continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders.

Sales and Marketing

Generally, our sales personnel target growth-oriented clients and selectively pursue those with whom we have the greatest opportunity for long-term success. Their goals are both to maximize our current client relationships and expand our existing client base. To accomplish these goals, we attempt to sell additional services to existing clients and to develop new relationships. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients.

Unified Communications

For conferencing and collaboration services, event services, IP-based unified communications solutions and alerts and notifications, we maintain a sales force of approximately 930 personnel that are trained to understand and respond to our clients’ needs. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients.

Communication Services

We maintain approximately 65 sales and marketing personnel dedicated to our Emergency Communications Services, approximately 20 sales and marketing personnel dedicated to our Automated Call Processing Services and approximately 30 sales and marketing personnel dedicated to our Agent-Based Services.

Competition

Unified Communications

The conferencing and collaboration services, event services and IP-based unified communications solutions market is highly competitive. The principal competitive factors include, among others, range of service offerings, global capabilities, price and quality of service. Our principal competitors include AT&T, Verizon, Premiere Global Services, BT Conferencing, NTT, Cisco Systems, Microsoft, IBM and other premise-based solution providers.

The event services market has advanced from traditional audio-centric, operator-assisted conferencing solutions to more dynamic, web-centric solutions such as webcasting platforms with video, and interactive, persistent virtual environments. As a result, the market remains highly competitive and fragmented with new entrants joining as technology evolves. The principal competitive factors of operator-assisted conferencing are reliability, ease of use, price and global support. Competitors in this market include BT Conferencing, Premiere Global Services and France Telecom. The principal competitive factors of the webcasting market are reliability, functionality, price, mobility, customization, ease of use and options like self service and multicasting. Competitors in this market include ON24, Thomson Reuters, Sonic Foundry, TalkPoint and cross over into the webinar market with Adobe and WebEx. The principal competitive factors of the virtual events market are ease of use, self-service, branding, integration with other solutions and global support. Competitors in this market include INXPO, ON24 and 6Connex.

The alerts and notifications services market is highly competitive and fragmented, characterized by a large number of vertically focused competitors addressing specific industries, including healthcare, travel, education, credit collection and government. The principal competitive factors in alerts and notifications include, among others, industry-specific knowledge and service focus, reliability, scalability, ease of use and price. Competitors in this industry include Varolii, SoundBite Communications, PhoneTree and, in the medical and dental markets, Silverlink Communications, Patient Prompt and Sesame Communications. We also face competition from clients who implement in-house solutions.

The IP-based unified communications solutions market is a highly competitive and growing market characterized by a large number of traditional carrier service providers entering the mid-market to enterprise market with proprietary versions of hosted or “cloud-based” unified communications service offerings, as well as smaller business-size competitors who compete more aggressively on price. The principal competitive factors include, among others, experience in implementing and designing enterprise level networks, on-demand and integrated hosted communications and collaboration platforms, expertise in integration of a broad variety of unified communications applications both in implementation and professional services consultation. Our principal competitors in this industry at the enterprise level include Cisco, Microsoft, AT&T, Verizon, BT, ShoreTel and Google for hosted services solutions and IBM, HP, Verizon Business and regional integrated service vendors for professional services. We also face competition from clients who implement in-house solutions. The SMB market has hundreds of regional competitors with a few like XO Communications, 8x8 and M5 that compete on a national scale.

Communication Services

— Emergency Communication Services. The market for wireline and wireless emergency communications services is competitive. The principal competitive factors in wireline and wireless emergency communications are the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the incumbent local exchange carrier and competitive local exchange carrier markets generally include internally developed solutions, and competitors in the wireless market include TeleCommunications Systems. Competition in the public safety desktop market is driven by features functionality, ease of use, price, reliability, upgradability, capital replacement and upgrade policies and customer service and support. Competitors in this market include Cassidian Communications, EmergiTech and 911-Inc.

— Automated Call Processing Service. The principal competitive factors in the automated call processing market are scalability, flexibility, reliability, speed of implementing client applications and price of services. Competitors in this market are primarily premise-based services.

— Agent-Based Services. The principal competitive factors in the agent-based customer service market include, among others, quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients’ needs, capacity, industry-specific experience, technological expertise and price. In the agent-based customer services market, many clients retain multiple communication services providers, which exposes us to continuous competition in order to remain a preferred vendor. Competitors in the agent-based customer services industry include Convergys, TeleTech, Sykes, NCO, GC Services, Infosys Limited and Aegis Global. We also compete with the in-house operations of many of our existing and potential clients.

Our Clients

Our clients vary by business unit. We have a large and diverse client base for our conferencing and collaboration services, ranging from small businesses to Fortune 100 clients, and operating in a wide range of industries, including telecommunications, retail, financial services, technology and healthcare. Our alerts and notifications business serves a large number of clients, who generally operate in specific industries such as medical and dental or transportation. Traditionally, our emergency communications clients have been incumbent local exchange carriers and competitive local exchange carriers. Our automated customer service and agent-based service businesses serve larger enterprise clients operating in a wide range of industries.

Although we serve many clients, we derive a significant portion of our revenue from relatively few clients. In 2011, our 100 largest clients represented approximately 55% of our revenue, with one client, AT&T, representing approximately 10% of our revenue.

Our Personnel

As of December 31, 2011, we had approximately 36,500 total employees, of which approximately 31,500 were employed in the Communication Services segment (including approximately 8,950 home-based, generally part-time employees), 4,300 were employed in the Unified Communications segment and approximately 700 were employed in corporate support functions. Of the total employees, approximately 9,500 were employed in management, staff and administrative positions, and approximately 6,500 were international employees.

Employees of our subsidiaries in France and Germany are represented by local works councils. Employees in France and certain other countries are also covered by the terms of industry-specific national collective agreements. Our employees are not represented by any labor organization in the United States. We believe that our relations with our employees and the labor organizations identified above are good.

Our Technology and Systems Development

Technology is critical to our business and we believe the scale and flexibility of our platform is a competitive strength. Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality, integrated solutions. We have made significant investments in reliable hardware systems and integrated commercially available software when appropriate. We currently have approximately 662,000 telephony ports to handle conference calls, alerts and notifications and customer service. These ports include approximately 303,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technological platforms are designed to handle greater transaction volume than our competitors. Because our technology is client focused, we often rely on proprietary software systems developed internally to customize our services. As of December 31, 2011, we employed a staff of approximately 2,300 professionals in our information technology departments.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. We currently own approximately 172 registered patents and approximately 221 registered trademarks including several patents and trademarks that we obtained as part of our past acquisitions. Certain of our patents will expire in 2012. We do not expect these patent expirations to have a material adverse effect on the business. Trademarks continue as long as we actively use the mark. We have approximately 349 pending patent applications pertaining to technology relating to intelligent upselling, transaction processing, call center and agent management, data collection, reporting and verification, conferencing and credit card processing. New patents that are issued have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to add additional patents and trademarks to our portfolio, may be a barrier to entry for specific products and services we provide and may also be used for defensive purposes in certain litigation.

Our International Operations

In 2011, revenue attributed to foreign countries was approximately 19% of our consolidated revenue and long-lived assets attributed to foreign countries were approximately 9% of our total consolidated long-lived assets.

In 2011, our Unified Communications segment operated out of facilities in the U.S. and approximately 24 foreign jurisdictions in North America, Europe and Asia.

In 2011, our Communication Services segment operated facilities in the U.S., Canada, the Philippines, Mexico, Australia and Jamaica.

For additional information regarding our domestic and international revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included herewith.

Government Regulation

Privacy

The Unified Communications and Communication Services segments provide services to healthcare clients that, as providers of healthcare services, are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). As covered entities, our clients must comply with standards for privacy, transaction and code sets, and data security. Under HIPAA, we are sometimes considered a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients. We have implemented HIPAA and Health Information Technology for Economic and Clinical Health Act (“HITECH”) compliance training and awareness programs for our healthcare services employees. We also have undertaken an ongoing process to test data security at all relevant levels. In addition, we have reviewed physical security at all healthcare operation centers and have implemented systems to control access to all work areas.

In addition to healthcare information, our databases contain personal data of our customers and clients’ customers, including credit card and other personal information. Federal law requires protection of Customer Proprietary Network Information (“CPNI”) applicable to our clients. Federal and state laws in the U.S. as well as those in the European Union require notification to consumers in the event of a security breach in or at our systems if the consumers’ personal information may have been compromised as a result of the breach. We have implemented processes and procedures to reduce the risk of security breaches, and have prepared plans to comply with these notification rules should a breach occur.

Telecommunications

Our wholly-owned subsidiary, Intrado and certain of its affiliates (collectively, “Intrado”), are subject to various regulations as a result of their status as a regulated competitive local exchange carrier, and/or an emergency services provider, and/or an inter-exchange carrier, including state utility commissions regulations and Federal Communications Commission (the “FCC”) regulations adopted under the Telecommunications Act of 1996, as amended. Also, under the New and Emerging Technologies 911 Improvement Act of 2008 (NET911 Act, P.L. 11-283, 47 U.S.C. 609) and its attendant FCC regulations (WC Docket No. 08-171, Report and Order dated Oct 21, 2008), Intrado is required to provide access to VoIP telephony providers certain 9-1-1 and Enhanced, or E9-1-1, elements.

The market in which Intrado operates may also be influenced by legislation, regulation, and judicial or administrative determinations which seek to promote a national broadband plan, a nationwide public safety network, next generation services, and/or competition in local telephone markets, including 9-1-1 service as a part of local exchange service, or seek to modify the Universal Service Fund (“USF”) program.

Through our wholly owned subsidiary West IP Communications, Inc. (formerly known as Smoothstone IP Communications, Inc. (“WIPC”)), we provide interconnected VoIP services, which are subject to certain requirements imposed by the FCC, including without limitation, obligations to provide access to 9-1-1, pay federal universal service fees and protect customer proprietary network information CPNI, even though the FCC has not classified interconnected VoIP services as telecommunications services. The regulatory requirements applicable to WIPC’s VoIP services could change if the FCC determines the services to be telecommunications services regulated under Part II of the Communications Act.

Federal laws regulating the provision of traditional telecommunications services may adversely impact our conferencing business. Historically, we have treated our conferencing business as a provider of unregulated information services, and we have not submitted to FCC regulation or other regulations applicable to providers of traditional telecommunications services. On June 30, 2008, the FCC ordered that stand-alone providers of audio bridging services have a direct USF contribution obligation. The FCC ordered that conferencing providers begin to submit the appropriate forms to the Universal Service Administrative Company (“USAC”) beginning August 1, 2008. The FCC order specifically stated the order would not apply retroactively.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. Any delays in implementation of the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Debt Collection and Credit Reporting

The receivable management business is regulated both at the federal and state level. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against debt collectors and to recommend enforcement actions and seek monetary penalties. In addition, a new Consumer Financial Protection Bureau (“CFPB”) was formed as part of the recently enacted Dodd-Frank Financial Reform Act. The CFPB has authority to regulate and bring enforcement actions against various types of financial service businesses including collection agencies. Despite the creation of this new agency, none of the enforcement authority was taken from the FTC, meaning that these two government agencies will have dual enforcement authority over the debt collection industry. We expect the CFPB will initiate rulemaking with respect to new regulations that may impact the collection business. The Federal Fair Debt Collection Practices Act (“FDCPA”) establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including:

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

Our collection business is also subject to the Fair Credit Reporting Act (“FCRA”), which regulates consumer credit reporting. Under the FCRA, liability may be imposed on furnishers of data to credit reporting agencies to the extent that adverse credit information reported is false or inaccurate. In addition, the Telephone Consumer Protection Act (“TCPA”), which was originally intended to regulate the telemarketing industry, contains certain provisions that also impact the collection industry. Most significantly, the TCPA prohibits the use of automated dialers to call cellular telephones without consent of the consumer and the potential liability for violations of this provision is substantial.

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

In addition to complying with the foregoing federal and state laws, in March 2011, West’s debt collection operations entered into a Stipulated Order (“Order”) as part of a settlement agreement that was negotiated with the FTC staff after a lengthy investigation. That Order requires us to comply with the FDCPA and the Federal Trade Commission Act, which will not require any procedural changes; however, violations of either law would subject the Company to a contempt action brought by the FTC in addition to the civil penalties available to private litigants. Further, the Order requires that all current employees and any new employee hired over the next five years be provided with a copy of the Order and a short statement regarding their compliance obligations. The Company is also required to maintain certain types of information and data that is subject to audit and inspection by the FTC over periods ranging from three to six years. Finally, we are required to include a new disclosure on all written communications to consumers that directs them to call a toll free number if they have a complaint regarding the manner in which their account was handled.

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

The industries that we serve are also subject to varying degrees of government regulation, including laws and regulations, relating to contracting with the government and data security. We are subject to some of the laws and regulations associated with government contracting as a result of our contracts with our clients and also as a result of contracting directly with the U.S. government and its agencies.

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

Our Unified Communications segment faces technological advances, which have contributed to pricing pressures. Competition in the web and video conferencing services arenas continues to increase as new vendors enter the marketplace and offer a broader range of conferencing solutions through new technologies, including, without limitation, VoIP, on-premise solutions, PBX solutions, unified communications solutions and equipment and handset solutions.

Our Communication Services segment’s agent-based business and growth depend in large part on United States businesses automating and outsourcing call handling activities. Such automation and outsourcing may not continue, or may continue at a slower pace, as organizations may elect to perform these services themselves. In addition, our Communication Services segment faces risks from technological advances that we may not be able to successfully address. We compete with third-party collection agencies, other financial service companies and credit originators. Some of these companies have substantially greater personnel and financial resources than we do. In addition, companies with greater financial resources than we have may elect in the future to enter the consumer debt collection business.

There are services in both of our business segments that are experiencing pricing declines. If we are unable to offset pricing declines through increased transaction volume and greater efficiency, our business, results of operations and financial condition could be adversely affected.

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

Growth in our IP-Based UC Solutions and Emergency Communications businesses depends in large part on continued deployment and adoption of emerging technologies.

Growth in our IP-based UC Solutions business and our next generation 9-1-1 solution offering is largely dependent on customer acceptance of communications services over IP-based networks, which is still in its early stages. Continued growth depends on a number of factors outside of our control. Customers may delay adoption and deployment of IP-based UC Solutions for several reasons, including available capacity on legacy networks, internal commitment to in-house solutions and customer attitudes regarding security, reliability and portability of IP-based solutions. In the Emergency Communications business, adoption may be hindered by, among other factors, continued reliance by customers on legacy systems, the complexity of implementing new systems and budgetary constraints. If customers do not deploy and adopt IP-based network solutions at the rates we expect, for these or other reasons, our business, results of operations and financial condition could be adversely affected.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more key clients would result in the loss of revenue.

Our 100 largest clients represented approximately 55% of our total revenue for the year ended December 31, 2011 with one client, AT&T, accounting for approximately 10% of our total revenue. Subject to advance notice requirements and a specified wind down of purchases, AT&T may terminate certain of its contracts with us with or without cause at any time. If we fail to retain a significant amount of business from AT&T or any of our other significant clients, our business, results of operations and financial condition could be adversely affected.

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

Uncertain and changing global economic conditions, including disruption of financial markets, could adversely affect our business, results of operations and financial condition, primarily through disruptions of our clients’ businesses. Higher rates of unemployment and lower levels of business generally adversely affect the level of demand for certain of our services. In addition, continuation or worsening of general market conditions in the United States, Europe or other markets important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Certain of our client contracts do not contractually limit our liability for the loss of confidential information. Migration of our emergency communications business to IP-based communication increases this risk. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. For our international operations, we are obligated to implement processes and procedures to comply with local data privacy regulations. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

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

Our technology and services may infringe upon the intellectual property rights of others. Intellectual property infringement claims would be time-consuming and expensive to defend and may result in limitations on our ability to use the intellectual property subject to these claims.

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

The United States Congress, the FCC, and the states and foreign jurisdictions where we provide services have promulgated and enacted rules and laws that govern personal privacy, the provision of telecommunication services, telephone solicitations, the collection of consumer debt, the provision of emergency communication services and data privacy. As a result, we may be subject to proceedings alleging violation of these rules and laws in the future. Additional rules and laws may require us to modify our operations or service offerings in order to meet our clients’ service requirements effectively, and these regulations may limit our activities or significantly increase the cost of regulatory compliance.

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

Our success depends in part upon our proprietary information and technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our businesses. Third parties may infringe or misappropriate our patents, trademarks, trade names, trade secrets or other intellectual property rights, which could adversely affect our business, results of operations and financial condition, and litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The steps we have taken to deter misappropriation of our proprietary information and technology or client data may be insufficient to protect us, and we may be unable to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, because we operate in many foreign jurisdictions, we may not be able to protect our intellectual property in the foreign jurisdictions in which we operate.

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

Increases in labor costs as a result of state and federal laws and regulations, market conditions or turnover rates could adversely affect our business, results of operations and financial condition.

Portions of our Communication Services segment’s agent-based services are very labor intensive and experience high personnel turnover. Significant increases in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. In addition, increases in our labor costs, costs of employee benefits or employment taxes could adversely affect our business, results of operations and financial condition. In particular, the implementation of the recently enacted Patient Protection and Affordable Care Act and the amendments thereto contain provisions relating to mandatory minimum health insurance coverage for employees which could materially impact our future healthcare costs for our predominantly United States-based workforce. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs. In addition, many of our employees are hired on a part-time basis, and a significant portion of our costs consists of wages to hourly workers. In July 2009, the federal minimum wage rate increased to $7.25 per hour. Further increases in the minimum wage or labor regulation could increase our labor costs.

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

We operate or rely upon businesses in numerous countries outside the United States. We may expand further into additional countries and regions. There are risks inherent in conducting business internationally, including the following:

•	difficulties in staffing and managing international operations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	data privacy laws that may apply to the transmission of our clients’ and employees’ data to the United States;

•	localization of our services, including translation into foreign languages and associated expenses;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	potential difficulties in transferring funds generated overseas to the United States in a tax efficient manner;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world;

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

As of December 31, 2011, we had goodwill and intangible assets, net of accumulated amortization, of approximately $1.8 billion and $333.1 million, respectively. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.” Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have an adverse effect on our business, results of operations and financial condition.

Our ability to recover consumer receivables on behalf of our clients may be limited under federal and state laws, which could limit our ability to recover on consumer receivables regardless of any act or omission on our part.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Federal and state laws may limit our ability to recover on our clients’ consumer receivables regardless of any act or omission on our part. In addition, in March 2011, we entered into a Stipulated Order as part of a settlement agreement with the FTC that imposes duties upon us beyond those of current federal and state laws. For example, for a period of five years from the date of entry of the Order, we must include a special disclosure on all written communications sent to consumers in connection with the collection of debts. The disclosure advises the consumer of certain rights they have under the FDCPA, provides a phone number and address at West to which the consumer can direct a complaint, and also provides contact information for the FTC if the consumer wishes to file a complaint with the Commission. In addition, for a period of five years, we must provide a special notice to all employees that advises them of certain requirements under the FDCPA including notice that individual collectors can be liable for violations of the FDCPA. Each employee must sign an acknowledgement that he or she has received and read the notice and we must maintain copies of the acknowledgements to verify our compliance. Additional consumer protection and privacy protection laws may be enacted that would impose additional or more stringent requirements on the enforcement of and collection on consumer receivables. In addition, federal and state governments are considering, and may consider in the future, other legislative proposals that would further regulate the collection of consumer receivables. Any failure to comply with any current or future laws applicable to us could limit our ability to collect on our clients’ charged-off consumer receivable portfolios, which could adversely affect our business, results of operations and financial condition.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

At December 31, 2011, our aggregate long-term indebtedness was $3,516.4 million. In 2011, our consolidated interest expense was approximately $269.9 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations and to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot make assurances that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indentures that govern our outstanding notes. Our senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

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

We had a negative net worth as of December 31, 2011, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of December 31, 2011, we had a negative net worth of $896.4 million. Our negative net worth primarily resulted from the incurrence of indebtedness to finance our recapitalization in 2006. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our debt agreements, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. At December 31, 2011, under the terms of our debt agreements, we would be permitted to incur up to approximately $848.6 million of additional tranches of term loans or increases to the revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we face could increase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters facility in Omaha, Nebraska. We also own two other facilities in Omaha, Nebraska used for administrative activities. Our principal operating locations are noted below.

Operating Segment	Owned /Leased	Principal Activities	Number of States in Which Properties are Located	Number of Foreign Countries in Which Properties are Located
Unified Communications	Owned	Administration	3	—

Unified Communications	Owned	Production	1	—

Unified Communications	Leased	Administration / Sales	18	21

Unified Communications	Leased	Production	2	2

Communication Services	Owned	Administration	1	—

Communication Services	Owned	Production	3	—

Communication Services	Leased	Administration	9	1

Communication Services	Leased	Production	20	4

Unified Communications has locations in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Sweden and the United Kingdom. Communication Services locations in foreign countries include Australia, Canada, Jamaica, Mexico and the Philippines.

We believe that our facilities are adequate for our current requirements and that additional space will be available as required. See Note 4 of the “Notes to Consolidated Financial Statements” included elsewhere in this report for information regarding our lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we and certain of our subsidiaries are defendants in various litigation matters and are subject to claims from our clients for indemnification, some of which may involve claims for damages that are substantial in amount. We do not believe the disposition of claims currently pending will have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 10, 2012, there were 76 holders of record of our common stock.

We are subject to certain restrictions regarding the payment of cash dividends to our shareholders under our credit agreement and indentures governing our outstanding notes. No cash dividends have been declared with respect to our common stock during the years ended December 31, 2011 or 2010.

Stock option activity and restricted stock grants under our Executive Incentive Plan for the years ended December 31, 2011, 2010 and 2009 are set forth in Note 12 to the Consolidated Financial Statements included elsewhere in this report and in Item 12 of this report. During 2011, 264,783.9057 Class A shares were purchased by the Company for an aggregate consideration of $2,704,387. During 2011, 28,014.2383 Class L shares were purchased by the Company for an aggregate consideration of $3,403,842.

During the year ended December 31, 2011 we granted employee stock options to purchase an aggregate of 160,000 shares of our Class A common stock with an exercise price of $10.60 per share. An aggregate of 78,000 shares have been issued upon the exercise of stock options for an aggregate consideration of $127,380 and 11,668 options used to cover the appropriate exercise price and related payroll taxes during the same period. An aggregate of 16,213 shares of Class L common stock were issued upon the exercise of 18,975 equity strips during the year ended December 31, 2011, in exchange for $294,231, 2,762 Class L options, 146,881 Class A options and 8,770 previously issued and outstanding Class A shares. In addition, an aggregate of 97,250.9544 shares of Class A common stock and 12,156.3693 shares of Class L common stock were issued upon distribution from the Deferred Compensation Plan during the same period. The shares of common stock issued upon exercise of options were issued pursuant to written compensatory plans or arrangements in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

As described in Item 1, on December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock and thereafter the reclassification of all of our Class A Common Stock as a single class of Common Stock. Each share of our outstanding Class L Common Stock was converted into 40.29 shares of Class A Common Stock pursuant to the conversion, and all of the outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the reclassification, Following the conversion and reclassification, all shares of Common Stock share proportionately in dividends.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data. The selected consolidated historical operations statement and balance sheet data have been derived from our historical consolidated financial statements. Our consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands except per share amounts)
Operations Statement Data:
Revenue	$2,491,325	$2,388,211	$2,375,748	$2,247,434	$2,099,492
Cost of services	1,113,289	1,057,008	1,067,777	1,015,028	912,389
Selling, general and administrative expenses (“SG&A”)	909,908	911,022	907,358	881,586	840,532

Operating income	468,128	420,181	400,613	350,820	346,571
Interest expense	(269,863)	(252,724)	(254,103)	(313,019)	(332,372)
Refinancing expense	—	(52,804)	—	—	—
Other income (expense)	6,262	6,127	1,326	(8,621)	13,396

Income before income tax expense	204,527	120,780	147,836	29,180	27,595
Income tax expense	77,034	60,476	56,862	11,731	6,814

Net income	127,493	60,304	90,974	17,449	20,781
Less net income (loss)—noncontrolling interest	—	—	2,745	(2,058)	15,399

Net income—West Corporation	$127,493	$60,304	$88,229	$19,507	$5,382

Earnings (loss) per common share:
Basic Class L shares	$17.18	$17.07	$17.45	$12.78	$11.08
Diluted Class L shares	$16.48	$16.37	$16.67	$12.24	$10.68
Basic Common	$(0.50)	$(1.25)	$(0.98)	$(1.23)	$(1.20)
Diluted Common	$(0.50)	$(1.25)	$(0.98)	$(1.23)	$(1.20)

Selected Operating Data:
Net cash flows from operating activities	$348,187	$312,829	$272,857	$287,381	$263,897
Net cash flows used in investing activities	$(329,441)	$(137,896)	$(112,615)	$(597,539)	$(454,946)
Net cash flows (used in) from financing activities	$(23,180)	$(133,651)	$(271,844)	$341,971	$118,106
Operating margin (1)	18.8%	17.6%	16.9%	15.6%	16.5%
Net income margin (2)	5.1%	2.5%	3.7%	0.9%	0.3%

(1)	Operating margin represents operating income as a percentage of revenue.
(2)	Net income margin represents net income—West Corporation as a percentage of revenue.

	As of December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands)
Balance Sheet Data:
Working capital	$203,486	$213,465	$175,007	$211,410	$187,795
Property and equipment, net	350,855	341,366	333,267	320,152	298,645
Total assets	3,227,518	3,005,250	3,045,262	3,314,789	2,846,490
Total debt	3,516,365	3,533,566	3,633,928	3,946,127	3,596,691
Class L common stock	—	1,504,445	1,332,721	1,158,159	1,029,782
Stockholders’ deficit	(896,413)	(2,543,500)	(2,424,465)	(2,360,747)	(2,227,198)

Other Financial Data:
Capital Expenditures	$120,122	$122,049	$122,668	$108,765	$103,647
Debt (3)	$3,516,365	$3,533,566	$3,633,243	$3,857,650	$3,476,380

(3)	Debt excludes portfolio notes payable in 2009, 2008 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading provider of technology-driven communication services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communication needs of our clients. We have evolved our business mix from labor-intensive communication services to focus more on diversified and platform-based, technology-driven services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2011, we managed approximately 27 billion telephony minutes and approximately 121 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 1 billion notification calls and data messages. With approximately 662,000 telephony ports to handle conference calls, alerts and notifications and customer service at December 31, 2011, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 303,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. During 2009, 2010 and 2011, in order to improve our debt maturity profile, we extended the maturity for $1.5 billion of our existing term loans from October 24, 2013 to July 15, 2016, repaid $500.0 million of our term loans due October 24, 2013 with the proceeds of a new $500.0 million 8 5/8% senior notes offering with a maturity date of October 1, 2018 and refinanced $650.0 million of senior notes due October 2014 with the proceeds of a new $650.0 million 7 7/8% senior notes offering with a maturity date of January 15, 2019. On September 12, 2011, our revolving trade accounts receivable financing facility was amended and extended. The amended and extended facility provides for $150.0 million in available financing and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points to 50 basis points and lowers the LIBOR spread on borrowings by 150 basis points to 175 basis points.

Evolution into a Predominately Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 71% for 2011 and our operating income from platform-based services has grown from 53% of total operating income to 91% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services—for example, an automated voice response system with the option for the client’s customer to speak to an agent and accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

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

Overview of 2011 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2011. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, our consolidated financial statements and notes thereto included elsewhere in this annual report.

•	Our operating income increased $47.9 million, or 11.4%, in 2011 compared to operating income in 2010.

•

Our Adjusted EBITDA increased to $681.4 million in 2011, compared to $654.7 million in 2010, an increase of 4.1%. For information regarding the computation of Adjusted EBITDA in accordance with the terms of our credit facilities, see “—Liquidity and Capital Resources—Debt Covenants” below.

•	We successfully completed six acquisitions. The aggregate acquisition price for these entities was approximately $222.7 million. Revenue from these acquired entities in 2011 was $76.5 million.

•

In September 2011, the revolving trade accounts receivable financing facility was amended and extended. The amended and extended facility provides for $150.0 million in available financing and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points and lowers the LIBOR spread on borrowings by 150 basis points.

On December 30, 2011, pursuant to the conversion of each outstanding share of Class L Common Stock to 40.29 shares of Class A Common Stock, all of the then outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the filing of Charter Amendments (the “Reclassification”). Following the Reclassification, all shares of Common Stock share proportionately in dividends. The Charter Amendments also increased our number of authorized shares to nine hundred million (900,000,000) shares of Class A Common Stock and one hundred million (100,000,000) shares of Class L Common Stock. Following consummation of the Conversion and the Reclassification, we had one billion authorized shares of Common Stock.

As a result of the reclassification of Class A common stock to common stock, references to “Class A common stock” have been changed to “common stock” for all periods presented.

The following table sets forth our Consolidated Statement of Operations Data as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Cost of services	44.7	44.3	44.9
Selling, general and administrative expenses (“SG&A”):	36.5	38.1	38.2

Operating income	18.8	17.6	16.9
Interest expense	10.8	10.6	10.7
Refinancing expense	—	2.2	—
Other income	0.2	0.3	—

Income before income tax expense and noncontrolling interest	8.2	5.1	6.2
Income tax expense	3.1	2.6	2.4

Net income	5.1	2.5	3.8
Less net income—noncontrolling interest	—	—	0.1

Net income—West Corporation	5.1%	2.5%	3.7%

Years Ended December 31, 2011 and 2010

Revenue: Total revenue in 2011 increased $103.1 million, or 4.3%, to $2,491.3 million from $2,388.2 million in 2010. This increase included revenue of $76.5 million from entities acquired since January 1, 2011. Acquisitions made in 2011 were TFCC, Preferred One Stop Technologies Limited (“POSTcti”), Unisfair, Smoothstone, Contact One, Inc. (“Contact One”) and Pivot Point Solutions, LLC (“Pivot Point”). These acquisitions closed on February 1, February 1, March 1, June 3, June 7 and August 10, respectively. Pivot Point’s and Contact One’s results have been included in the Communication Services segment since their respective acquisition dates. All of the other acquisitions made in 2011 have been included in the Unified Communications segment since their respective acquisition dates.

During the years ended December 31, 2011 and 2010, our largest 100 clients represented approximately 55% and 57% of total revenue, respectively. The aggregate revenue from our largest client, AT&T, as a percentage of our total revenue in 2011 and 2010 was approximately 10% and 11%, respectively. No other client accounted for more than 10% of our total revenue in 2011 or 2010.

Revenue by business segment:

	For the year ended December 31,
	2011	% of Total Revenue	2010	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$1,364,032	54.8%	$1,220,216	51.1%	$143,816	11.8%
Communication Services	1,137,900	45.7%	1,173,945	49.2%	(36,045)	-3.1%
Intersegment eliminations	(10,607)	-0.5%	(5,950)	-0.3%	(4,657)	78.3%

Total	$2,491,325	100.0%	$2,388,211	100.0%	$103,114	4.3%

Unified Communications revenue in 2011 increased $143.8 million, or 11.8%, to $1,364.0 million from $1,220.2 million in 2010. The increase in revenue included $66.1 million from acquisitions. The remaining $77.7 million increase was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 11.1% in 2011 over 2010, while the average rate per minute for reservationless services declined by approximately 4.2%.

Our Unified Communications revenue is also experiencing organic growth at a faster pace internationally than in North America. During 2011, revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions grew to $441.0 million, an increase of 15.0% over 2010.

Communication Services revenue in 2011 decreased $36.0 million, or 3.1%, to $1,137.9 million from $1,173.9 million in 2010. Revenue from agent-based services for 2011 decreased $26.8 million compared with revenue for 2010. We exited the purchase paper receivables management business in 2010, which represents $14.4 million of this decrease. The direct response agent revenue declined $12.1 million. We expect the decrease in direct response agent service volume to continue for the foreseeable future, but at a lower rate. Partially offsetting the reduction in revenue in 2011 was revenue from acquired entities of $10.3 million.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2011 increased $56.3 million, or 5.3%, to $1,113.3 million from $1,057.0 million in 2010. Cost of services from acquired entities was $34.3 million. As a percentage of revenue, cost of services increased to 44.7% in 2011 from 44.3% in 2010.

Cost of Services by business segment:

	For the year ended December 31,
	2011	% of Revenue	2010	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$558,267	40.9%	$492,263	40.3%	$66,004	13.4%
Communication Services	563,831	49.6%	569,110	48.5%	(5,279)	-0.9%
Intersegment eliminations	(8,809)	NM	(4,365)	NM	(4,444)	101.8%

Total	$1,113,289	44.7%	$1,057,008	44.3%	$56,281	5.3%

NM—Not Meaningful

Unified Communications cost of services in 2011 increased $66.0 million, or 13.4%, to $558.3 million from $492.3 million in 2010. Cost of services from acquired entities increased cost of services by $32.1 million. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 40.9% in 2011 from 40.3% in 2010. The increase in cost of services as a percentage of revenue for 2011 is due primarily to changes in the product mix, geographic mix and the impact of acquired entities.

Communication Services cost of services in 2011 decreased $5.3 million, or 0.9%, to $563.8 million from $569.1 million in 2010. The decrease in cost of services was the result of lower revenue in the segment, partially offset by $2.2 million of additional costs from acquired entities. As a percentage of revenue, Communication Services cost of services increased to 49.6% in 2011 from 48.5% in 2010. The increase in cost of services as a percentage of revenue in 2011 is due to declines in revenue rates for agent-based services.

Selling, General and Administrative Expenses: SG&A expenses in 2011 decreased $1.1 million, or 0.1%, to $909.9 million from $911.0 million for 2010. The decrease in SG&A expenses in 2011 reflected an improvement in our SG&A expense margin that was partially offset by $47.0 million of additional SG&A expenses from acquired entities and $18.5 million of share based compensation recorded as a result of modifying the vesting of restricted stock awards. During 2010, the Company identified impairment indicators in one of our reporting units, our traditional direct response business (marketed as “West Direct”). As a result of these impairment indicators and the results of impairment tests performed using the discounted cash flows model, goodwill with a carrying value of $37.7 million was written down to its fair value of zero. As a percentage of revenue, SG&A expenses decreased to 36.5% in 2011 from 38.1% in 2010. Without the impairment, SG&A expense was 36.5% of revenue in 2010.

Selling, general and administrative expenses by business segment:

	For the year ended December 31,
	2011	% of Revenue	2010	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications	$442,539	32.4%	$407,543	33.4%	$34,996	8.6%
Communication Services	469,167	41.2%	505,064	43.0%	(35,897)	-7.1%
Intersegment eliminations	(1,798)	NM	(1,585)	NM	(213)	NM

Total	$909,908	36.5%	$911,022	38.1%	$(1,114)	-0.1%

NM—Not meaningful

Unified Communications SG&A expenses in 2011 increased $35.0 million, or 8.6%, to $442.5 million from $407.5 million in 2010. The increase in SG&A expenses in 2011 reflected an improvement in our SG&A expense margin that was offset by $37.5 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses in 2011 improved to 32.4% from 33.4% in 2010.

Communication Services SG&A expenses in 2011 decreased $35.9 million, or 7.1%, to $469.2 million from $505.1 million in 2010. The decrease in SG&A expenses in 2011 reflected an improvement in our SG&A expense margin that was partially offset by $9.5 million of additional SG&A expenses from acquired entities. SG&A expenses for this segment in 2010 included the $37.7 million goodwill impairment charge described above. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 41.2% in 2011 from 43.0% in 2010. The impact of the impairment charge on Communication Services SG&A as a percentage of revenue was 320 basis points in 2010.

Operating Income: Operating income in 2011 increased by $47.9 million, or 11.4%, to $468.1 million from $420.2 million in 2010. As a percentage of revenue, operating income increased to 18.8% in 2011 from 17.6% in 2010.

Operating income by business segment:

	For the year ended December 31,
	2011	% of Revenue	2010	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$363,226	26.6%	$320,411	26.3%	$42,815	13.4%
Communication Services	104,902	9.2%	99,770	8.5%	5,132	5.1%

Total	$468,128	18.8%	$420,181	17.6%	$47,947	11.4%

Unified Communications operating income in 2011 increased $42.8 million, or 13.4%, to $363.2 million from $320.4 million in 2010. As a percentage of this segment’s revenue, Unified Communications operating income improved to 26.6% in 2011 from 26.3% in 2010 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income in 2011 increased $5.1 million, or 5.1%, to $104.9 million from $99.8 million in 2010. As a percentage of revenue, Communication Services operating income improved to 9.2% in 2011 from 8.5% in 2010 due to the factors discussed above for revenue, cost of services and SG&A expenses.

The impact of the 2010 impairment charge on Communication Services operating income as a percentage of revenue was 320 basis points.

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency, interest income and, in 2010, refinancing expenses. Other expense in 2011 was $263.6 million compared to $299.4 million in 2010. Interest expense in 2011 was $269.9 million compared to $252.7 million in 2010. In 2010, refinancing expense of $52.8 million included $33.4 million for the redemption call premium and related costs of redeeming the 9.5% Senior Notes due 2014 (the “2014 Senior Notes”) and $19.4 million for accelerated debt amortization costs on the amended and extended Senior Secured Term Loan Facility. Proceeds from the issuance of $500.0 million aggregate principal amount of 8 5/8% Senior Notes due 2018 (the “2018 Senior Notes”) were utilized to partially pay the Senior Secured Term Loan Facility due 2013. Proceeds from the issuance of $650.0 million aggregate principal amount of 7 7/8% Senior Notes due 2019 (the “2019 Senior Notes”) were utilized to finance the repurchase of the Company’s outstanding $650 million aggregate principal amount of 2014 Senior Notes.

Net Income: Our net income in 2011 increased $67.2 million, or 111.4%, to $127.5 million from $60.3 million in 2010. The increase in net income was due to the factors discussed above for revenue, cost of services, SG&A expense and other income (expense). Net income includes a provision for income tax expense at an effective rate of approximately 37.7% for 2011, compared to an effective tax rate of approximately 50.1% in 2010. The effective tax rate was higher in 2010 when compared to 2011 due primarily to the goodwill impairment charge taken in 2010, which was not deductible for income tax purposes.

Earnings (Loss) per common share: Earnings per Common L share—basic for 2011 increased $0.11, to $17.18, from $17.07 in 2010. Earnings per Common L share—diluted for 2011 increased $0.11, to $16.48, from $16.37 in 2010. Loss per Common share—basic and diluted for 2011 decreased $0.75, to ($0.50), from ($1.25) in 2010. The decrease in (loss) per share was primarily the result of an increase in net income attributable to the common shares due to our increased earnings in 2011.

On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock and thereafter the reclassification of all of our Class A Common Stock as a single class of Common Stock. As a result earnings per share calculations in future periods will be presented as a single class of Common Stock and references to Class A common stock have been changed to common stock for all periods.

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

Unified Communications revenue in 2010 increased $93.7 million, or 8.3%, to $1,220.2 million from $1,126.5 million in 2009. The increase in revenue included $23.3 million from the acquisitions of Stream57 assets and SKT. The remaining $70.4 million increase was attributable primarily to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our Reservationless Services, which accounts for the majority of our Unified Communications revenue, grew approximately 16% in 2010, while the average rate per minute for Reservationless Services declined by approximately 10%. In addition, Alerts and Notifications Services revenue increased $11.9 million, or 16.7%, due primarily to volume growth as a result of an increase in our customer base. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future. Our Unified Communications revenue is also experiencing organic growth at a faster pace internationally than in North America. During 2010, revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions grew to $383.5 million, an increase of 14.3% over 2009, representing $48.0 million or 68%, of our organic growth in 2010.

Communication Services revenue in 2010 decreased $80.6 million, or 6.4%, to $1,173.9 million from $1,254.5 million in 2009. The decrease in revenue in 2010 is primarily the result of decreased revenue from our agent-based services including a $64.5 million reduction in our consumer-based agent services, a $35.2 million reduction in our direct response agent services and a $5.5 million reduction in revenue from purchased paper operations resulting from our decision in 2009 to discontinue portfolio receivable purchases. The decrease in our consumer-based agent services was a result of reduced call volume associated with weak economic conditions and a movement of call volume from domestic to foreign locations, having lower rates, a trend that we expect to continue for the foreseeable future, and the decrease in direct response agent services, consistent with the trend over the past few years, which we expect to continue for the foreseeable future but at a lower rate. Our Communication Services revenues were further reduced in 2010 by $12.4 million as a result of a sale of our Public Safety CAD business in December of 2009. Partially offsetting these revenue reductions in our consumer based customer service revenue and our traditional direct response business was an $18.9 million net increase in our business-to-business services ($24.4 million net of the $5.5 million reduction in revenue from purchased paper operations described above), which resulted from an increase in our customer base as well as volume growth from existing customers, as well as $12.6 million of other improvements in the Communication Services business.

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

Selling, General and Administrative Expenses: SG&A expenses in 2010 increased $3.7 million, or 0.4%, to $911.0 million from $907.4 million for 2009. The increase included $17.8 million of additional expense from acquired entities. During 2010, the Company identified impairment indicators in one of our reporting units, our traditional direct response business (marketed as “West Direct”). As a result of these impairment indicators and the results of impairment tests performed using the discounted cash flows model, goodwill with a carrying value of $37.7 million was written down to their fair value of zero. The impairment primarily resulted from the decline in revenue in 2010 and continued general decline in the direct response business. These events caused us to revise downward our projected future cash flows for this reporting unit. As a percentage of revenue, SG&A expenses decreased to 38.1% in 2010 from 38.2% in 2009. Without the impairment, SG&A expense was 36.5% of revenue in 2010.

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

Communication Services SG&A expenses in 2010 increased $4.2 million, or 0.8%, to $505.1 million from $500.8 million in 2009. SG&A expenses for the segment in 2010 included a $37.7 million goodwill impairment charge and $6.4 million from acquisitions. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 43.0% in 2010 from 39.9% in 2009. The impact of the impairment charge on Communication Services SG&A as a percentage of revenue was 320 basis points for 2010. The impact of the valuation allowance on SG&A expenses as a percentage of revenue in 2009 was 80 basis points.

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

Earnings (Loss) per common share: Earnings per Common L share—basic for 2010 decreased $0.38, to $17.07, from $17.45 in 2009. Earnings per Common L share—diluted for 2010 decreased $0.30, to $16.37, from $16.67 in 2009. The decrease in earnings per share was primarily the result of decreased net income attributable to Class L Common shares. Loss per Common share—basic and diluted for 2010 increased $0.27, to ($1.25), from ($0.98) for 2009. The increase in (loss) per share was primarily the result of a decrease in net income attributable to the Common shares due to our decreased earnings in 2010.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations supplemented by borrowings under our senior secured credit and asset securitization facilities.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 and amendments to the Registration Statement on November 6, 2009, December 1, 2009, December 16, 2009, February 16, 2010, April 14, 2011, August 17, 2011, September 9, 2011 and November 2, 2011 pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and the Sponsors. We may also use a portion of the net proceeds received by us for working capital and other general corporate purposes. Given current market conditions, the timing of our initial public offering is uncertain.

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

On September 12, 2011, our revolving trade accounts receivable financing facility was amended and extended. The amended and extended facility provides an additional $25.0 million of available financing for a total of $150.0 million and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points to 50 basis points and lowers the LIBOR spread on borrowings by 150 basis points to 175 basis points.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

Year Ended December 31, 2011 compared to 2010

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2011	2010	Change	% Change
Cash flows from operating activities	$348,187	$312,829	$35,358	11.3%
Cash flows used in investing activities	$(329,441)	$(137,896)	$(191,545)	138.9%
Cash flows used in financing activities	$(23,180)	$(133,651)	$110,471	-82.7%

Net cash flows from operating activities in 2011 increased $35.4 million, or 11.3%, to $348.2 million compared to net cash flows from operating activities of $312.8 million in 2010. The increase in net cash flows from operating activities is primarily due to improvement in operating income.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 61 days at December 31, 2011. Throughout 2011, DSO ranged from 58 to 62 days. At December 31, 2010, DSO was 56 days and ranged from 56 to 62 days during 2010.

Net cash flows used in investing activities in 2011 increased $191.5 million, or 138.9%, to $329.4 million compared to net cash flows used in investing activities of $137.9 million in 2010. In 2011, business acquisition investing was $178.1 million greater than in 2010, due primarily to the acquisitions of TFCC and Smoothstone. We invested $117.9 million in capital expenditures during 2011 compared to $118.2 million invested in 2010.

Net cash flows used in financing activities in 2011 decreased $110.5 million or 82.7%, to $23.2 million compared to net cash flows used in financing activities of $133.7 million for 2010. During 2010, net cash flows used in financing activities primarily included payments on our revolving credit facility of $72.9 million, which paid off the outstanding balance on our revolving credit facilities. At December 31, 2011, there was no outstanding balance on the senior secured revolving credit facility. Also, in 2010 we incurred $31.1 million in debt issuance costs relating to our refinancing activities.

On November 24, 2011, we entered into a Securities Purchase Agreement pursuant to which we agreed to purchase all of the outstanding equity of HyperCube LLC for approximately $76.6 million. The purchase price will be funded with proceeds from our revolving credit facilities and cash on hand. The acquisition is expected to close prior to the end of the first quarter of 2012 after satisfaction of certain closing conditions, including customary regulatory approvals. We expect this transaction to be accretive to our leverage ratio.

As of December 31, 2011, the amount of cash and cash equivalents held by our foreign subsidiaries was $83.6 million. We have also accrued U.S. taxes on $145.4 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Given our current levels of cash on hand, anticipated cash flow from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Year Ended December 31, 2010 compared to 2009

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2010	2009	Change	% Change
Cash flows from operating activities	$312,829	$272,857	$39,972	14.6%
Cash flows used in investing activities	$(137,896)	$(112,615)	$(25,281)	22.4%
Cash flows used in financing activities	$(133,651)	$(271,844)	$138,193	-50.8%

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

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

Our senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. During 2010, we and certain of our domestic subsidiaries, as borrowers and/or guarantors, Wells Fargo

Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities by entering into a Restatement Agreement (the “Restatement Agreement”), amending and restating the Credit Agreement, dated as of October 24, 2006, by and among us, Wells Fargo, as successor administrative agent and the various lenders party thereto, as lenders, (as so amended and restated, the “Restated Credit Agreement”).

After giving effect to the prepayment of amortization payments payable in respect of the term loans due 2013, the amended and restated senior secured term loan facility requires annual principal payments of approximately $15.4 million, paid quarterly with balloon payments at maturity dates of October 24, 2013 and July 15, 2016 of approximately $450.2 million and $1,398.5 million, respectively. Pricing of the amended and restated senior secured term loan facility, due 2013, is based on our corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at December 31, 2011), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at December 31, 2011). The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at December 31, 2011), and from 3.00% to 3.625% for Base Rate loans (Base Rate plus 3.25% at December 31, 2011). The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2011 and 2010 were 6.22% and 5.21%, respectively.

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

The original maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at December 31, 2011), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at December 31, 2011). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the original maturity senior secured revolving credit facility during 2011 and 2010 was $1.3 million and $13.1 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during 2011 and 2010 was $14.7 million and $80.9 million, respectively.

The extended maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at December 31, 2011), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 2.0% at December 31, 2011). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The average daily outstanding balance of the extended maturity senior secured revolving credit facility during 2011 was $3.5 million. The highest balance outstanding on the extended maturity senior secured revolving credit facility during 2011 was $35.8 million. Prior to 2011, there had been no borrowings on the extended maturity senior secured revolving credit facility since its inception on October 5, 2010.

Subsequent to December 31, 2011, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $848.6 million, including the aggregate amount of $617.6 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2016 Senior Subordinated Notes

Our $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016 (the “2016 Senior Subordinated Notes”) bear interest that is payable semiannually.

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

2018 Senior Notes

On October 5, 2010, we issued $500 million aggregate principal amount of 8 5/8% senior notes that mature on October 1, 2018 (the “2018 Senior Notes”).

At any time prior to October 1, 2014, we may redeem all or a part of the 2018 Senior Notes at a redemption price equal to 100% of the principal amount of 2018 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2018 Senior Notes) as of, and accrued and unpaid interest to the date of redemption, subject to the rights of holders of 2018 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

At any time (which may be more than once) before October 1, 2013, we can choose to redeem up to 35% of the outstanding notes with money that we raise in one or more equity offerings, as long as we pay 108.625% of the face amount of the notes, plus accrued and unpaid interest; we redeem the notes within 90 days after completing the equity offering; and at least 65% of the aggregate principal amount of the applicable series of notes issued remains outstanding afterwards.

2019 Senior Notes

On November 24, 2010, we issued $650.0 million aggregate principal amount of 7 7/8% senior notes that mature January 15, 2019 (the “2019 Senior Notes”).

At any time prior to November 15, 2014, we may redeem all or a part of the 2019 Senior Notes at a redemption price equal to 100% of the principal amount of 2019 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2019 Senior Notes) as of, and accrued and unpaid interest to the date of redemption, subject to the rights of holders of 2019 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

At any time (which may be more than once) before November 15, 2013, we can choose to redeem up to 35% of the outstanding notes with money that we raise in one or more equity offerings, as long as we pay 107.875% of the face amount of the notes, plus accrued and unpaid interest; we redeem the notes within 90 days after completing the equity offering; and at least 65% of the aggregate principal amount of the applicable series of notes issued remains outstanding afterwards.

We and our subsidiaries, affiliates or significant shareholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association, was amended and extended. The amended and extended facility provides for $150.0 million in available financing and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points and lowers the LIBOR spread on borrowings by 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At December 31, 2011 and December 31, 2010, the facility was undrawn. The highest balance outstanding during 2011 and 2010 was $84.5 million and $20.0 million, respectively.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined by our Restated Credit Agreement) may not exceed 5.50 to 1.0 at December 31, 2011 and the interest coverage ratio of Consolidated EBITDA (as defined in the Restated Credit Agreement) to the sum of consolidated interest expense must exceed 2.0 to 1.0 at December 31, 2011. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2011. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 5.00 to 1.0 in the fourth quarter of 2012). We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

Adjusted EBITDA—The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity, we use “Adjusted EBITDA”, which we define as earnings before interest expense, share-based compensation, taxes, depreciation and amortization, noncontrolling interest, non-recurring litigation settlement costs, impairments and other non-cash reserves, transaction costs and after acquisition synergies and excluding unrestricted subsidiaries. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP. Although we use Adjusted EBITDA as a measure of our liquidity, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business and includes adjustments for synergies that have not been realized. In addition, as disclosed below, certain adjustments included in our calculation of Adjusted EBITDA are based on management’s estimates and do not reflect actual results. For example, post-acquisition synergies included in Adjusted EBITDA are determined in accordance with our senior credit facilities and indentures governing our outstanding notes, which provide for an adjustment to EBITDA, subject to certain specified limitations, for reasonably identifiable and factually supportable cost savings projected by us in good faith to be realized as a result of actions taken following an acquisition. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented here as we understand investors use it as one measure of our historical ability to service debt and compliance with covenants in our senior credit facilities. Set forth below is a reconciliation of Adjusted EBITDA to cash flow from operations.

	For the year ended December 31,
(amounts in thousands)	2011	2010	2009	2008	2007
Cash flows from operating activities	$348,187	$312,829	$272,857	$287,381	$263,897
Income tax expense	77,034	60,476	56,862	11,731	6,814
Deferred income tax (expense) benefit	(23,716)	(20,837)	(28,274)	26,446	8,917
Interest expense	269,863	252,724	254,103	313,019	332,372
Refinancing expenses	—	52,804	—	—	—
Allowance for impairment of purchased accounts receivable	—	—	(25,464)	(76,405)	—
Provision for share based compensation	(23,341)	(4,233)	(3,840)	(1,404)	(1,276)
Amortization of debt acquisition costs	(13,449)	(35,263)	(16,416)	(15,802)	(14,671)
Other	2,288	(652)	(375)	(107)	195
Excess tax benefit from stock options exercised	1,417	897	1,709	—	—
Changes in operating assets and liabilities, net of business acquisitions	10,535	15,569	79,124	(19,173)	(53,461)
Provision for share based compensation (a)	23,341	4,233	3,840	1,404	1,276
Acquisition synergies and transaction costs (b)	14,314	5,035	18,003	20,985	22,006
Non-cash portfolio impairments (c)	—	—	25,464	76,405	1,004
Site closures and other impairments (d)	2,233	6,365	6,976	2,644	1,309
Non-cash foreign currency loss (gain) (e)	(6,454)	1,199	(229)	6,427	—
Litigation settlement costs (f)	(895)	3,504	3,601	—	15,741

Adjusted EBITDA (g)	$681,357	$654,650	$647,941	$633,551	$584,123

Adjusted EBITDA Margin (h)	27.3%	27.4%	27.3%	28.2%	27.8%
Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (i)	$3,422,583	$3,436,761	$3,577,291	$3,706,982	$3,345,615
Ratio of total debt to Adjusted EBITDA (j)	5.0x	5.3x	5.5x	5.4x	5.6x
Cash interest expense (k)	$258,064	$237,965	$243,401	$280,702	$285,450
Ratio of Adjusted EBITDA to cash interest expense (l)	2.7x	2.8x	2.7x	2.4x	2.1x

(a)	Represents total share based compensation expense determined at fair value, excluding share based compensation expense related to deferred compensation-notional shares of $1.0 and $0.5 million in 2008 and 2007, respectively, as amounts were determined to be not significant.
(b)	Represents, for each period presented, unrealized synergies for acquisitions, consisting primarily of headcount reductions and telephony-related savings, direct acquisition expenses, transaction costs incurred with the recapitalization and the exclusion of the negative EBITDA in one acquired entity, which was an unrestricted subsidiary under the indentures governing our outstanding senior and senior subordinated notes. Amounts shown are permitted to be added to “EBITDA” for purposes of calculating our compliance with certain covenants under our credit facility and the indentures governing our outstanding notes.
(c)	Represents non-cash portfolio receivable allowances.
(d)	Represents site closures and other asset impairments.
(e)	Represents the unrealized loss (gain) on foreign denominated debt and the loss on transactions with affiliates denominated in foreign currencies.
(f)	Litigation settlements, net of estimated insurance proceeds, and related legal costs.
(g)	Adjusted EBITDA does not include pro forma adjustments for acquired entities of $3.9 in 2011, $(0.1) million in 2010, $2.0 million in 2009, $49.1 million in 2008 and 9.1 million in 2007 as permitted in our debt covenants.
(h)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
(i)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations, performance bonds and letters of credit and is reduced by cash and cash equivalents.
(j)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations, performance bonds and letters of credit and is reduced by cash and cash equivalents. For purposes of calculating our Ratio of Total Debt to Adjusted EBITDA, Adjusted EBITDA includes pro forma adjustments for acquired entities of $3.9 million in 2011, $(0.1) million in 2010, $2.0 million in 2009, $49.1 million in 2008 and $9.1 million in 2007 as is permitted in the debt covenants.
(k)	Cash interest expense, as defined in our credit facility covenants, represents interest expense paid less amortization of capitalized financing costs and non-cash loss on hedge agreements expensed as interest under the senior secured term loan facility, senior secured revolving credit facility, senior notes and senior subordinated notes.
(l)	The ratio of Adjusted EBITDA to cash interest expense is calculated using trailing twelve month cash interest expense.

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

The following table summarizes our contractual obligations at December 31, 2011 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2013	$448,434	$—	$448,434	$—	$—
Senior Secured Term Loan Facility, due 2016	1,467,931	15,425	30,858	1,421,648	—
11% Senior Subordinated Notes, due 2016	450,000	—	—	450,000	—
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	916,222	143,813	287,626	287,626	197,157
Estimated interest payments on variable rate debt (1)	372,122	101,083	154,275	116,764	—
Contractual minimums under telephony agreements (2)	204,100	119,200	84,900	—	—
Operating leases	121,720	33,114	40,730	19,283	28,593
Purchase obligations (3)	82,033	64,745	17,159	129	—
Interest rate swaps	7,105	5,194	1,911	—	—
Capital lease obligations	44	44	—	—	—

Total contractual cash obligations	$5,219,711	$482,618	$1,065,893	$2,295,450	$1,375,750

(1)	Interest rate assumptions based on January 11, 2012 LIBOR U.S. dollar swap rate curves for the next five years.

(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At December 31, 2011, we have accrued $23.1 million, including interest and penalties for uncertain tax positions.

On November 24, 2011, we entered into a Securities Purchase Agreement pursuant to which we agreed to purchase all of the outstanding equity of HyperCube LLC for approximately $76.6 million. The purchase price will be funded with proceeds from our revolving credit facilities and cash on hand. The acquisition is expected to close prior to the end of the first quarter of 2012 after satisfaction of certain closing conditions, including customary regulatory approvals.

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

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $120.1 million for the year ended December 31, 2011, and were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $122.0 million for the year ended December 31, 2010. Capital expenditures for the year ended December 31, 2011 consisted primarily of computer and telephone equipment and software purchases. We currently estimate our capital expenditures for 2012 to be approximately $125.0 million to $135.0 million primarily for capacity expansion and upgrades at existing facilities.

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

Off—Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of certain of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through February 2013 and are renewed as required. The outstanding commitment on these obligations at December 31, 2011 was $20.0 million.

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

Revenue Recognition. In our Unified Communications segment, our conferencing and collaboration services, event services and IP-based unified communications solutions are generally billed and revenue recognized on a per participant minute basis or per seat basis and our alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages. As it relates to installation sales, as of January 1, 2010, we early adopted new revenue recognition guidance for multiple element arrangements. For contracts entered into prior to January 1, 2010, revenue associated with advance payments was deferred until the system installations are completed. Costs incurred on uncompleted contracts are accumulated and recorded as deferred costs until the system installations are completed. This guidance was adopted prospectively and specifically for the product sales and installation services for the emergency communications services revenue. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract except in certain instances where the future benefit is linked to the customer relationship, which may necessitate a longer recognition period.

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

Goodwill and Intangible Assets. Goodwill and intangible assets, net of accumulated amortization, at December 31, 2011 were $1,762.6 million and $333.1 million, respectively. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2011, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the discounted cash flow methodology. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. We were not required to perform a second step analysis for the year ended December 31, 2011 as the fair value substantially exceeded the carrying value for each of our reporting units in step one. Currently, we do not believe any reporting units are at risk of failing the step one test in the foreseeable future, but if events and circumstances change resulting in significant changes in operations which result in lower actual operating income compared to projected operating income, we will test our reporting unit for impairment prior to our annual impairment test.

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

Income Taxes. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in long-term tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. We must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits. Our repatriation policy is to look at our foreign earnings on a jurisdictional basis. We have historically determined that the undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability on such foreign source income. In 2011, we reorganized certain foreign subsidiaries to simplify our business structure, and evaluated our liquidity requirements in the United States and the capital requirements of our foreign subsidiaries. We have determined at December 31, 2011 that a portion of our foreign earnings are indefinitely reinvested, and therefore deferred income taxes have not been provided on such foreign subsidiary earnings.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011- 05, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU No. 2011-05 became effective for statements issued by the Company after January 1, 2012. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income which defers certain portions of ASU 2011-05 and indefinitely deferred the requirement to present reclassification adjustments out of accumulated other comprehensive income by component. The Company early adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 and accordingly all previous periods have been retrospectively presented.

In September 2011 the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350), permitting entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 became effective for the Company January 1, 2012 and the adoption is not expected to have an effect on our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effects of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of December 31, 2011, we had $1,916.4 million outstanding under our senior secured term loan facility, $450.0 million outstanding under our 2016 Senior Subordinated Notes, $500.0 million outstanding under our 2018 Senior Notes and $650.0 million outstanding under our 2019 Senior Notes.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at December 31, 2011 consist of the following:

	Outstanding at variable interest rates	Annual Impact of a 0.5% change in the variable interest rate
Variable rate debt (1)	$916,365	$4,581.8

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

Based on our level of operating activities in foreign operations during 2011, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately one percent.

During 2011 and 2010, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the years ended December 31, 2011, 2010 and 2009, revenue from non-U.S. countries was approximately 19%, 16% and 14%, respectively, of consolidated revenue. During these periods, no individual foreign country accounted for greater than 10% of revenue. At December 31, 2011 and 2010, long-lived assets from non-U.S. countries were approximately 9% and 10%, respectively, of consolidated long-lived assets in each year. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expire in June 2013. During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these interest rate swaps ranged from 2.56% to 2.60%, and expired in January 2012. At December 31, 2011, the notional amount of debt outstanding under interest rate swap agreements was $1,000.0 million of the outstanding $1,916.4 million senior secured term loan facility hedged at rates from 1.685% to 2.60%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is incorporated here in from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-51.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2011, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. No corrective actions were required or taken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by an independent registered public accounting firm, as stated in their report which is set forth below and on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated February 13, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 13, 2012

ITEM 9B.	OTHER INFORMATION

Employment Agreements

On February 14, 2012, we amended the employment agreements with each of Thomas B. Barker, Nancee R. Berger, Paul M. Mendlik, Steven M. Stangl and Todd B. Strubbe, to replace the Exhibit A to each such agreement related to 2011 compensation with a new Exhibit A related to 2012 compensation. Each of Mr. Barker, Ms. Berger, Mr. Mendlik, Mr. Stangl and Mr. Strubbe is referred to herein as an “Executive.”

The Exhibit A to each of the applicable employment agreements establishes for each Executive base compensation and bonus compensation for 2012. Each Executive’s current base compensation and the method by which each Executive’s bonus compensation for 2012 is calculated are as follows:

Thomas Barker. Mr. Barker’s base compensation is $900,000 increasing to $1,000,000 effective July 1, 2012. He is also eligible to receive a performance bonus based on consolidated EBITDA for West in 2012. Mr. Barker’s 2012 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $1,492 for each million dollars of consolidated EBITDA up to $670.3 million of consolidated EBITDA. The maximum bonus under Tranche 1 is $1,000,000. Tranche 2 will be earned at a rate of $59,524 for each million of consolidated EBITDA in excess of $670.3 million of EBITDA up to $687.1 million of consolidated EBITDA. The maximum bonus under Tranche 2 is $1,000,000. Tranche 3 will be earned at a rate of $43,668 for each million of consolidated EBITDA in excess of $687.1 million dollars of consolidated EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Consolidated EBITDA	Bonus /Million of Consolidated EBITDA
Tranche 1	$0 - $670.3 million	$1,492
Tranche 2	$670.4 - $687.1 million	$59,524
Tranche 3	greater than $687.1 million	$43,668

At the discretion of the Company’s Compensation Committee, Mr. Barker may receive an additional bonus based on the Company’s and his individual performance.

Nancee Berger. Ms. Berger’s base compensation is $600,000 increasing to $660,000 effective July 1, 2012. She is also eligible to receive a performance bonus based on consolidated EBITDA for West in 2012. Ms. Berger’s 2012 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $1,044 for each million dollars of consolidated EBITDA up to $670.3 million of consolidated EBITDA. The maximum bonus under Tranche 1 is $700,000. Tranche 2 will be earned at a rate of $41,667 for each million of consolidated EBITDA in excess of $670.3 million of consolidated EBITDA up to $687.1 million of consolidated EBITDA. The maximum bonus under Tranche 2 is $700,000. Tranche 3 will be earned at a rate of $30,568 for each million of consolidated EBITDA in excess of $687.1 million dollars of consolidated EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Consolidated EBITDA	Bonus /Million of Consolidated EBITDA
Tranche 1	$0 - $670.3 million	$1,044
Tranche 2	$670.4 - $687.1 million	$41,667
Tranche 3	greater than $687.1 million	$30,568

At the discretion of the Company’s Compensation Committee, Ms. Berger may receive an additional bonus based on the Company’s and her individual performance.

Paul Mendlik. Mr. Mendlik’s base compensation is $480,000. He is also eligible to receive a performance bonus based on consolidated EBITDA for West in 2012. Mr. Mendlik’s 2012 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $336 for each million dollars of consolidated EBITDA up to $670.3 million of consolidated EBITDA. The maximum bonus under Tranche 1 is $225,000. Tranche 2 will be earned at a rate of $13,393 for each million of consolidated EBITDA in excess of $670.3 million of consolidated EBITDA up to $687.1 million of consolidated EBITDA. The maximum bonus under Tranche 2 is $225,000. Tranche 3 will be earned at a rate of $9,825 for each million of consolidated EBITDA in excess of $687.1 million dollars of consolidated EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Consolidated EBITDA	Bonus /Million of Consolidated EBITDA
Tranche 1	$0 - $670.3 million	$336
Tranche 2	$670.4 - $687.1 million	$13,393
Tranche 3	greater than $687.1 million	$9,825

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

NOI Bonus	Rate
$0—$183,360,000	0.2726%
Over $183,360,000	2.00%

In addition, if West Corporation achieves its 2012 publicly stated EBITDA guidance, Mr. Stangl will be eligible to receive an additional one-time bonus of $100,000. This bonus is not to be combined or netted together with any other bonus.

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

Compensation UC NOI	Rate
$0—$427,000,000	0.1171%
Over $427,000,000	1.0%

In addition, if West Corporation achieves its 2012 publicly stated EBITDA guidance, Mr. Strubbe will be eligible to receive an additional one-time bonus of $100,000. This bonus is not to be combined or netted together with any other bonus.

In addition, on February 14, 2012, as authorized by the Board of Directors, the Company entered into an Amended and Restated Restricted Stock Award and Special Bonus Agreement with Mr. Strubbe related to the award of 400,000 shares of common stock originally made as of December 30, 2009. Under the amended agreement, the vesting of Mr. Strubbe’s stock grant is as follows: 33.33% of such grant vests ratably over a five-year period of time commencing with the date of original grant and the remaining 66.67% of the restricted stock grant vests on December 30, 2014, provided that, in each case, vesting shall be accelerated in the event of a change of control of the Company.

At the discretion of the Compensation Committee, Mr. Strubbe may receive an additional bonus based on the Company’s and his individual performance.

In the event that at the end of the year, or upon the Executive’s termination if earlier, the aggregate amount of the bonus which has been advanced to an Executive exceeds the amount of bonus that otherwise would have been payable for 2012 (in the absence of advances) based on the performance during 2012 (or, in the case of termination, based on the performance during 2012 and the projection for performance for the balance of 2012 as of the termination date), then the amount of such excess may, in the discretion of the compensation committee, either (i) result in a “loss carry forward” which shall be applied to the quarterly or year-to-date calculation of bonuses, salary, severance, consulting fees and/or other amounts payable in subsequent periods, or (ii) be required to be paid back to West, upon request.

Unless otherwise indicated above, all compensation objectives are based upon West’s or the Unified Communications or Communication Services segments’ operations and do not include results derived from mergers, acquisitions, joint ventures, stock buy backs or other non-operating income unless approved by the Compensation Committee.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors is composed of four outside directors and our Chief Executive Officer. Each director is elected to a term of three years. The following table sets forth information regarding the directors:

Name	Age	Position
Thomas B. Barker	57	Chairman of the Board, Chief Executive Officer and Director
Anthony J. DiNovi	49	Director
Steven G. Felsher	62	Director
Soren L. Oberg	41	Director
Jeff T. Swenson	36	Director

The following biographies describe the business experience of each director:

Thomas B. Barker is the Chairman of the Board and Chief Executive Officer of West Corporation. Mr. Barker joined West Corporation in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West Corporation in March 1995. He was promoted to President and Chief Executive Officer of the Company in September of 1998 and served as our President until January 2004. Mr. Barker has been a director of the Company since 1997 and Chairman of the Board since March 2008. Mr. Barker is the only director who is also a manager of the Company. Mr. Barker provides insight from his 20 year tenure at West, including 13 years as Chief Executive Officer. His many years of experience running the Company provide an in-depth understanding of the Company’s history and complexity and add a valuable perspective for Board decision making.

Anthony J. DiNovi is Co-President of Thomas H. Lee Partners, L.P. (“THL”). Mr. DiNovi joined THL in 1988. Mr. DiNovi is currently a director of Dunkin’ Brands Group, Inc. Within the last five years, Mr. DiNovi formerly served on the boards of Michael Foods, Inc., American Media Operations, Inc., Vertis, Inc. and Nortek, Inc. Mr. DiNovi has been director of the Company since 2006 and was Chairman of the Board from October 2006 until March 2008. Mr. DiNovi was selected as a director because of his experience addressing financial, strategic and operating issues as a senior executive of a financial services firm and as a director of several companies in various industries.

Steven G. Felsher is a Senior Advisor at Quadrangle Group LLC. Prior to joining Quadrangle Group LLC in January of 2011, Mr. Felsher was until 2007 the Vice Chairman and Chief Financial Officer-Worldwide of Grey Global Group Inc., a publicly-traded, global marketing services company, and was responsible for its integration into WPP Group plc following WPP Group’s acquisition of Grey in March 2005. Mr. Felsher joined Grey in 1979 as a Vice President, became Senior Vice President in 1986, and Chief Financial Officer in 1989. He headed Grey’s Legal Affairs department from 1979 to 1989. Mr. Felsher is a director of NTELOS Holding Corp. and Lumos Networks Corp., as well as a number of private corporations. Within the last five years, Mr. Felsher formerly served on the board of directors of Kit Digital, Inc. Mr. Felsher brings to the Board his experience as a senior executive with particular skills in finance, administration, governance, and other aspects of public and private company management. Mr. Felsher joined the Board in 2011.

Soren L. Oberg is a Managing Director of THL. Mr. Oberg worked at THL from 1993 to 1996 and rejoined in 1998. Mr. Oberg is currently a director of Ceridian Corporation, Grupo Corporativo Ono, S.A. and Systems Maintenance Services, Inc. Within the last five years, Mr. Oberg formerly served on the boards of American Media Operations, Inc., Vertis, Inc. and various private companies. Mr. Oberg has been a director of the Company since 2006. Mr. Oberg was selected as a director because of his experience addressing financial, strategic and operating issues as a senior executive of a financial services firm and as a director of several companies in various industries.

Jeff T. Swenson is a Managing Director of THL. Mr. Swenson joined THL in 2004 after attending graduate business school. From 2000 to 2002, Mr. Swenson worked in the private equity group at Bain Capital, LLC. From 1998 to 2000, Mr. Swenson worked at Bain & Company. Mr. Swenson is currently a director of Acosta, Inc. Mr. Swenson has been a director of the Company since 2006. Mr. Swenson was selected as a director because of his experience addressing financial, strategic and operating issues as a senior executive of a financial services firm.

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

Executive Officers of the Registrant

Our executive officers at December 31, 2011 were as follows:

Name	Age	Position
Thomas B. Barker	57	Chairman of the Board and Chief Executive Officer
Nancee R. Berger	51	President and Chief Operating Officer
Mark V. Lavin	53	Chief Administrative Officer
Paul M. Mendlik	58	Chief Financial Officer and Treasurer
David C. Mussman	51	Executive Vice President, Secretary and General Counsel
Steven M. Stangl	53	President—Communication Services
Todd B. Strubbe	48	President—Unified Communications
David J. Treinen	54	Executive Vice President—Corporate Development and Planning

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

CORPORATE GOVERNANCE

Code of Ethics

We have adopted a code of ethical conduct for directors and all employees of West. Our Code of Ethical Business Conduct is located in the “Financial Information” section of our website at www.west.com. To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Ethical Business Conduct within four business days of the amendment or waiver, as the case may be.

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

With respect to compensation matters for each executive officer other than Mr. Barker, Mr. Barker solicits information and recommendations on each executive’s duties, responsibilities, business goals, objectives and upcoming challenges of the businesses from Mr. Mendlik, the Chief Financial Officer (“CFO”), and Ms. Berger, the President and Chief Operating Officer (“COO”). Mr. Barker provides Mr. DiNovi his recommendation of compensation for each executive officer. After reviewing and discussing Mr. Barker’s recommendations for each executive officer Mr. DiNovi and Mr. Barker establish the compensation of the management team generally, Mr. Barker does not make any recommendations with respect to his compensation levels and Mr. DiNovi establishes Mr. Barker’s compensation independently.

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

The compensation committee, which in 2011 consisted of Mr. Barker and Mr. DiNovi, determines the annual cash salary and bonuses of executives based upon recommendations from Mr. Barker. During several meetings of the compensation committee, Mr. Barker, the CEO, presented his evaluation of each executive and recommended the 2011 annual cash salary and bonuses for each executive, excluding himself. In making his recommendations, Mr. Barker solicited information and recommendations on each executive’s duties, responsibilities, business goals, objectives and upcoming challenges of the business from Mr. Mendlik, the CFO, and Ms. Berger, the President and COO. As part of the discussions during the compensation committee meetings, the compensation committee considered, among other factors, our ability to replace the executive in the event of the executive’s departure, the executive’s responsibilities, the size of the organization (including number of employees, revenue and profitability under the executive’s control), the amount received by others in relatively similar positions within the company, title and the period of time since the executive’s targeted annual compensation was last changed. Mr. DiNovi also discussed the compensation committee’s recommendations with Mr. Steiner, while he served as a member of our board in 2011. Following the discussion with Mr. Steiner, the compensation committee approved final annual base salary and bonus recommendations at the compensation committee’s January 24, 2011 meeting. These recommendations were consistent with Mr. Barker’s recommendations, with changes based on the discussions between Mr. DiNovi and Mr. Barker. Mr. Barker is not involved in the setting of his compensation levels, but rather Mr. DiNovi considers Mr. Barker’s compensation independently.

Compensation Elements

Base Salary and Bonuses

We primarily rely upon cash compensation to achieve quarterly and annual objective financial goals. We believe that a market-competitive annual salary, supplemented with performance-based cash bonuses, provides the basis for recruiting and retaining talented individuals who have the ability and motivation to achieve our objective financial goals. Each executive receives a portion of his or her projected annual cash bonus quarterly if we meet or exceed objective financial goals for the quarter. The methodology for determining bonuses is set forth below.

Executive performance is not considered in determining annual salary. Rather, annual salary is designed to provide adequate compensation to recruit and retain talented individuals that have the ability and desire to achieve the objective financial goals that ultimately determine annual bonuses and long-term compensation awarded to the named executive officers.

Recommendations for each named executive officer’s base salary and target bonus are provided to the compensation committee by our CEO annually, as described above under “—Objectives.” Factors considered by Mr. Barker in making such recommendations include:

•	A review of the scope of responsibilities of the executive compared to what was required of him or her in the previous year;

•	Assignment of financial and operational targets related to specific business objectives;

•	The qualitative analysis and recommendations of the CFO and COO; and

•	Time since targeted annual compensation was last changed.

After Mr. Barker reviews the goals and objectives for the executives for the upcoming year, the expected duties, expected contribution of the relevant business unit to our profitability, the recommendations of the CFO and COO and the time since the last change in targeted annual compensation, he recommends a targeted compensation amount to Mr. DiNovi. These recommendations are discussed with Mr. DiNovi and are approved by the compensation committee. Mr. DiNovi considers Mr. Barker’s compensation independently. Mr. DiNovi did not undertake a formal benchmarking process to evaluate Mr. Barker’s 2011 compensation. Generally, no more than half of an executive’s targeted annual compensation consists of base salary. The percentage of compensation derived from base salary generally declines as the executive’s position or responsibilities within our company grow.

Our goal is to reward the achievement of objective financial goals and assumption of additional responsibilities. The compensation committee makes a qualitative analysis of these items as well as the potential impact the success or failure of the executive with respect to these items will have on us. We also recognize that many of our executives have opportunities for alternative employment and aim to establish salary and bonus packages that are competitive with such alternatives. In determining the differences among the executives’ compensation in 2011, the committee relied on Mr. Barker’s qualitative analysis of the factors described above.

Mr. Stangl’s 2011 base salary was increased from $450,000 to $500,000 as the compensation committee recognized the challenges Mr. Stangl would face managing the Communication Services segment and that Mr. Stangl’s base salary had not increased since 2008.

2011 Annual Cash Bonuses

We primarily rely upon cash bonuses, paid quarterly and annually based upon annual objective financial goals, to compensate employees for annual performance. We have designed our cash bonuses to represent a significant portion of the targeted total annual cash compensation of our named executive officers. We pay performance-based bonuses only upon the achievement of pre-determined objective financial goals. Historically, the more senior the executive position in West, the greater percent of that executive’s target annual compensation consists of targeted bonuses versus salary.

To timely reward executives, we pay a portion of the projected annual cash bonuses on a quarterly basis provided the pre-determined objective financial goals were met for that quarter and the annual objectives are projected to be met. We retain 25% of the quarterly bonuses, and pay such holdback in February of the following year provided the annual objective financial goals are met. In the event the annual objective financial goals are not met, we retain the option to require repayment or to offset any pro-rata quarterly portion of the bonus that was paid in anticipation of meeting the annual objective financial goals against future earned bonuses.

The compensation committee approves our objective financial goals and then approves compensation packages with performance-based financial measurements that the compensation committee believes will adequately motivate the executives to meet those goals. For 2011, the objective financial measurements approved by the compensation committee for the named executive officers were EBITDA, revenues and net operating income. For purposes of bonus calculations in 2011, EBITDA was defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less the EBITDA of entities acquired after the 2011 budget was approved, plus acquisition related costs incurred on pending or unsuccessful acquisitions, plus the aggregate Senior Management Retention Plan bonuses, plus the amortization charge incurred with the 2011 modification of the vesting criteria of the restricted stock awards and plus or minus the EBITDA variance on unbudgeted acquisitions between the Board approved acquisition plan and actual EBITDA results of the acquired entities.

Barker

In 2011, Mr. Barker earned a performance bonus based on EBITDA. Mr. Barker’s 2011 bonus was earned in three tranches. Tranche 1 was earned at a rate of $1,577 for each million dollars of EBITDA up to the amount of 2010 EBITDA. The maximum bonus under Tranche 1 was $1,000,000. Tranche 2 was earned at a rate of $28,022 for each million dollars of EBITDA in excess of our 2010 EBITDA up to $670 million of EBITDA. The maximum bonus under Tranche 2 was $1,000,000. Tranche 3 was earned at a rate of $47,170 for each million dollars of EBITDA in excess of $670 million dollars of EBITDA. There was no maximum amount earned under Tranche 3. Mr. Barker’s 2011 performance bonus calculation is presented in the table below:

2011 EBITDA		$648,817,679
Less unbudgeted acquisitions	(2,177,256)
Plus acquisition related costs	1,054,903
Plus Senior Management Retention Plan	4,050,000
Plus Modified amortization on Restricted Stock	18,503,332
Plus EBITDA variance on unbudgeted acquisitions	57,906

Total approved adjustments		21,488,885

EBITDA for bonus purposes		670,306,564
Less 2010 EBITDA		634,314,094

2011 EBITDA growth for bonus calculation		$35,992,470
Tranche 1		1,000,000
Tranche 2		1,000,000
Tranche 3		14,461

2011 performance bonus		$2,014,461

Berger

In 2011, Ms. Berger earned a performance bonus based on EBITDA. Ms. Berger’s 2011 bonus was earned in three tranches. Tranche 1 was earned at a rate of $1,104 for each million dollars of EBITDA up to the amount of 2010 EBITDA. The maximum bonus under Tranche 1 was $700,000. Tranche 2 was earned at a rate of $19,616 for each million dollars of EBITDA in excess of our 2010 EBITDA up to $670 million dollars of EBITDA. The maximum bonus under Tranche 2 was $700,000. Tranche 3 was earned at a rate of $33,019 for each million dollars of EBITDA in excess of $670 million dollars of EBITDA. There was no maximum amount earned under Tranche 3. Ms. Berger’s 2011 performance bonus calculation is presented in the table below:

2011 EBITDA		$648,817,679
Less unbudgeted acquisitions	(2,177,256)
Plus acquisition related costs	1,054,903
Plus Senior Management Retention Plan	4,050,000
Plus Modified amortization on Restricted Stock	18,503,332
Plus EBITDA variance on unbudgeted acquisitions	57,906

Total approved adjustments		21,488,885

EBITDA for bonus purposes		670,306,564
Less 2010 EBITDA		634,314,094

2011 EBITDA growth for bonus calculation		$35,992,470
Tranche 1		700,000
Tranche 2		700,000
Tranche 3		10,122

2011 performance bonus		$1,410,122

Mendlik

In 2011, Mr. Mendlik earned a performance bonus based on EBITDA. Mr. Mendlik’s 2011 bonus was earned in three tranches. Tranche 1 was earned at a rate of $355 for each million dollars of EBITDA up to the amount of 2010 EBITDA. The maximum bonus under Tranche 1 was $225,000. Tranche 2 was earned at a rate of $6,305 for each million dollars of EBITDA in excess of our 2010 EBITDA up to $670 million dollars of EBITDA. The maximum bonus under Tranche 2 was $225,000. Tranche 3 was earned at a rate of $10,613 for each million dollars of EBITDA in excess of $670 million dollars of EBITDA. There was no maximum amount earned under Tranche 3. Mr. Mendlik’s 2011 performance bonus calculation is presented in the table below:

2011 EBITDA		$648,817,679
Less unbudgeted acquisitions	(2,177,256)
Plus acquisition related costs	1,054,903
Plus Senior Management Retention Plan	4,050,000
Plus Modified amortization on Restricted Stock	18,503,332
Plus EBITDA variance on unbudgeted acquisitions	57,906

Total approved adjustments		21,488,885

EBITDA for bonus purposes		670,306,564
Less 2010 EBITDA		634,314,094

2011 EBITDA growth for bonus calculation		$35,992,470
Tranche 1		225,000
Tranche 2		225,000
Tranche 3		3,254

2011 performance bonus		$453,254

Stangl

In 2011, Mr. Stangl’s bonus calculation was composed of three components. Under the first component Mr. Stangl was eligible to receive a bonus equal to 0.156% of the net operating income before corporate allocations and before amortization for the Communication Services segment (“CS NOI”) up to $191,987,000. If CS NOI exceeded $191,987,000, a bonus rate of 2.0% would be applied to the excess. The 2011 CS NOI, after adjusting for unbudgeted net operating income of acquired Communication Services entities, unbudgeted acquisition related costs and the net operating income variance on unbudgeted acquisitions was $159,378,913. This resulted in a $248,631 performance bonus ($159,378,913 x 0.156%) for meeting the first component objective. The second component was based on the achievement of the Communication Services segment revenue budget, which was considered achievable when the objective was established. Mr. Stangl would receive 100% of the revenue bonus potential of $300,000 if 98% or more of the revenue budget was achieved, 80% of the revenue bonus for achieving 95% to 97.99% of the revenue budget, 50% of the revenue bonus for achieving 90% to 94.99% of the revenue budget and zero if less than 90% of the revenue budget was achieved. Revenue results for the Communication Services segment were 92% of the revenue budget resulting in a $150,000 performance bonus for the second component objective. The third component consisted of a $100,000 bonus payable based on West Corporation’s achievement of a minimum 2011 Adjusted EBITDA objective originally established when the Company provided its guidance in February 2011. That guidance indicated that 2011 Adjusted EBITDA would range from $660 million to $690 million. 2011 Adjusted EBITDA was $681.4 million, therefore, the third component of Mr. Stangl’s performance bonus resulted in a $100,000 payout. Mr. Stangl’s total 2011 performance bonus was $498,631 ($248,631 + $150,000 + $100,000).

Strubbe

In 2011, Mr. Strubbe’s bonus calculation was composed of two components. Under the first component Mr. Strubbe was eligible to receive a bonus equal to 0.0972% of the net operating income before corporate allocations and before amortization for the Unified Communications segment (“UC NOI”) up to $411,622,000. If UC NOI exceeded $411,622,000 a bonus rate of 1.0% would be applied to the excess. The 2011 UC NOI, after adjusting for unbudgeted net operating income of acquired Unified Communications entities, unbudgeted acquisition related costs and the net operating income variance on unbudgeted acquisitions was $426,812,737. This resulted in a $542,976 bonus ($412,622,000 x 0.0972%) + (($426,812,737 – 412,622,000) x 1%) for meeting the first component objective. The second component consisted of a $100,000 bonus payable based on West Corporation’s achievement of a minimum 2011 Adjusted EBITDA objective originally established when the Company provided its guidance in February 2011. That guidance indicated that 2011 Adjusted EBITDA would range from $660 million to $690 million. 2011 Adjusted EBITDA was $681.4 million, therefore, the second component of Mr. Strubbe’s performance bonus resulted in a $100,000 payout. Mr. Strubbe’s total 2011 performance bonus was $642,976 ($542,976 + $100,000).

Discretionary Bonuses

Periodically, executives earn discretionary bonuses to recognize results or significant efforts that may not be reflected in the financial measurements set forth above. We believe that these discretionary bonuses are necessary when important company events require significant time and effort by the executive in addition to the time and effort needed for meeting our target financial objectives.

Senior Management Retention Bonuses

On September 16, 2011 the board of directors adopted the West Corporation Senior Management Retention Plan (“Retention Plan”) for the benefit of certain executive officers and other key employees of the Company. Under the terms of the Retention Plan, participants that remained employed through October 24, 2011 received a retention bonus in an amount designated by the board. If a participant ceases to be employed by the Company prior to October 24, 2012 other than on account of such participant’s death, then such participant shall be obligated to repay all or a portion of the retention bonus as follows. If prior to October 24, 2012, a participant’s employment is terminated by the Company for cause or voluntarily by the participant, then such participant shall be obligated to pay to the Company 100% of such participant’s retention bonus. If prior to October 24, 2012, a participant’s employment with the Company is terminated for any reason other than by the Company for cause or voluntary termination by the participant, then such participant shall be obligated to pay to the Company a pro rata portion of the participant’s retention bonus (based on days employed during the twelve month period beginning October 25, 2011). Subject to the terms of the Retention Plan, Mr. Barker, Ms. Berger. Mr. Stangl and Mr. Mendlik received retention bonuses of $2.1 million, $1.0 million, $250,000 and $250,000, respectively.

Long-Term Incentive Compensation

We primarily rely upon equity-based plans to recruit talented individuals and to motivate them to meet or exceed our long-term business objectives.

2011 Adjustments to Outstanding Awards

Following our recapitalization on October 24, 2006, the board of directors adopted the West Corporation 2006 Executive Incentive Plan (the “2006 EIP”). At the time of our recapitalization in 2006, we allocated approximately 8% of the outstanding common stock for restricted stock grants and 3% of the outstanding common stock for option grants. On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into 40.29 shares of Class A Common Stock and the reclassification of all of our Class A Common Stock as a single class of Common Stock. On December 30, 2011, our Board of Directors also approved an amendment to the 2006 EIP to increase the maximum number of shares of Common Stock that may be issued pursuant to or subject to outstanding awards under the 2006 EIP from 11,276,291 to 38,435,427. In accordance with the terms of the 2006 EIP, the Board of Directors adjusted the securities subject to outstanding awards under the 2006 EIP to give effect to the conversion and the reclassification as well as the plan amendment.

On December 30, 2011, the Board of Directors approved amendments to restricted stock agreements with each of the current holders of outstanding restricted stock. The amendments provide for immediate vesting of all shares awarded pursuant to the agreements and that were outstanding for more than five years, as of the date of the amendment. For shares outstanding for less than five years, the board of directors approved an amendment to provide for vesting of all such awards upon the earlier of the five year anniversary of grant or a change of control of the Company. Previously, a portion of the shares subject to these awards vested only upon meeting certain performance criteria. The amendments to the restricted stock agreements resulted in the vesting of an aggregate of 4,371,864 shares of common stock and the recognition of $18.5 million of share based compensation expense in selling general and administrative expense to reflect the fair value of the modified vesting of the shares.

Annual Grants

The Company continues to believe that the long-term business objectives of the Company and its shareholders are best achieved through the use of equity-based grants. Because there is no current public market for the Company’s equity, and thus no public price, the grants, if any, will generally be made on an annual basis with a grant or exercise price based on fair market valuation of our equity determined by an independent appraisal. The compensation committee determines the size of restricted stock grants under the 2006 Plan based upon the CEO’s determination of the overall value of the executive to the Company, including the following factors: 1) the executive’s expected impact on the Company’s financial objectives; 2) recommendations of other members of senior management; 3) the Company’s ability to replace the executive in the event of the executive’s departure; 4) the size of the organization including number of employees, revenue and income under the executive’s control; 5) the amount received by others in relatively similar positions within the Company; and 6) title. There were no grants to the named executive officers in 2011.

Other Long-Term Benefit Plans

We also provide a Nonqualified Deferred Compensation Plan, which we refer to as our Deferred Compensation Plan, to certain of our senior level executives. Eligible executives are allowed to defer annually their bonus and up to 50% of salary not to exceed $500,000, in each case, attributable to services performed in the following plan year. The plan provides that the deferrals are credited with notional earnings based on notional shares of various mutual funds or notional equity interests in our company, at the election of the executive. If the executive chooses notional equity interests in our company as the investment alternative we match a portion of the executive’s deferrals. For 2011, the matching contribution was 50%. Matching contributions to the plan vest ratably over a five-year period beginning on January 1, 2007 or, if later, the date the executive first participates in the plan. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the plan year of deferral or, if earlier, the date the participant separates from service with us. Deferrals credited with earnings based on notional equity interests are paid through the issuance of our shares. Recipients of the shares have no equity or contractual put right with respect to the shares until distributed to them in accordance with the plan. We believe this plan further aligns the interests of executive management and the long term goals of equity holders by providing an ongoing plan that allows executives to increase their equity interest in us.

We also provide a 401(k) plan and a deferred compensation “top hat” plan, Executive Retirement Savings Plan, pursuant to sections 201(2) and 301(a)(3) of ERISA, which we refer to as our Executive Retirement Savings Plan. We match contributions up to 14% of income or the statutory limit, whichever is less. We believe that such plans provide a mechanism for the long-term financial planning of our employees. We have chosen not to include our equity in either plan or to base our matching contributions on individual performance.

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

The compensation committee of the board of directors of West Corporation oversees West Corporation’s compensation program on behalf of the board. In fulfilling its oversight responsibilities, the compensation committee reviewed and discussed with management the “Compensation Discussion and Analysis” set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the compensation committee recommended to the board that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which will be filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Thomas B. Barker

Anthony J. DiNovi

Summary Compensation

The following table shows compensation information for 2011, 2010 and 2009 for the named executive officers, as applicable.

2011 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus (1) ($) (d)	Stock Awards (2) ($) (e)	Non-Equity Incentive Plan Compensation (3) ($) (f)	All Other Compensation (4) ($) (g)	Total ($) (h)
Thomas B. Barker	2011	900,000	2,100,000	2,688,570	2,014,461	841,210	8,544,241
Chief Executive Officer	2010	900,000	—	—	915,310	781,313	2,596,623
and Director	2009	900,000	—	—	1,373,281	297,110	2,570,391

Nancee R. Berger	2011	600,000	1,000,000	2,095,105	1,410,122	265,590	5,370,817
President and Chief	2010	600,000	—	—	610,207	181,355	1,391,562
Operating Officer	2009	600,000	—	—	915,682	419,180	1,934,862

Paul M. Mendlik	2011	450,000	250,000	1,396,737	453,254	260,572	2,810,563
Chief Financial Officer and	2010	450,000	—	—	239,736	93,573	783,309
Treasurer	2009	450,000	93,951	—	359,715	282,384	1,186,050

Steven M. Stangl	2011	500,000	250,000	1,396,737	498,631	9,492	2,654,860
President—Communication Services	2010	450,000	—	—	387,936	61,242	899,178
	2009	450,000	—	—	467,367	124,564	1,041,931

Todd B. Strubbe	2011	500,000	—	1,117,389	642,976	59,060	2,319,425
President—Unified Communications	2010	500,000	—	—	356,001	59,060	915,061
	2009	125,000	100,000	1,205,213	—	2,142,591	3,572,804

(1)	On September 16, 2011 the board of directors adopted the West Corporation Senior Management Retention Plan for the benefit of certain executive officers and other key employees of the Company. Subject to the terms of the Senior Management Retention Plan, Mr. Barker, Ms. Berger. Mr. Stangl and Mr. Mendlik received retention bonuses of $2.1 million, $1.0 million, $250,000 and $250,000, respectively, in 2011.
(2)	The amounts reported for 2011 represent the incremental fair value associated with the 2011 modification of the vesting terms of the outstanding restricted stock awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). See note 12 of the notes to the consolidated financial statements included in this report for a discussion of the relevant assumptions used in calculating this amount pursuant to ASC Topic 718.
(3)	The amounts in this column constitute performance-based bonuses earned under employment agreements approved by the compensation committee at the beginning of each fiscal year. Please see the “Compensation Discussion and Analysis” for further information regarding these performance-based bonuses.
(4)	Amounts included in this column are set forth by category below in the 2011 “All Other Compensation Table”.

2011 All Other Compensation Table

Name (a)	Tax Reimbursements (1) (b)	Insurance Premiums ($) (2) (c)	Company Contributions to Retirement Plans ($) (3) (d)	Total ($) (f)
Thomas B. Barker	575,705	7,255	258,250	841,210
Nancee R. Berger	—	7,340	258,250	265,590
Paul M. Mendlik	—	2,322	258,250	260,572
Steven M. Stangl	—	1,242	8,250	9,492
Todd B. Strubbe	—	810	58,250	59,060

(1)	Mr. Barker was paid a special bonus in the amount necessary to pay federal and state income taxes associated with a distribution from the Deferred Compensation Plan.
(2)	Includes premiums paid by us for group term life insurance for each of our named executive officers. In addition, this column includes Company paid medical and dental premiums for Mr. Barker and Ms. Berger.
(3)	Includes the employer match on the Executive Deferred Compensation Plan, Qualified Retirement Savings Plan and Non-qualified Deferred Compensation Plan.

2011 Grants of Plan-Based Awards

The following table shows awards made or modified to our named executive officers in 2011.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of shares of stock or units (#) (d) (2)	Grant Date Fair Value of Stock Awards (#) (e) (3)
Name (a)	Target ($) (b)	Maximum ($) (c)
Thomas B. Barker	2,100,000	N/A	641,663.5	2,688,570
Nancee R. Berger	1,400,000	N/A	500,025	2,095,105
Paul M. Mendlik	550,000	N/A	333,350	1,396,737
Steven M. Stangl	700,000	N/A	333,350	1,396,737
Todd B. Strubbe	500,000	N/A	266,680	1,117,389

(1)	The employment agreements for each named executive officer provide for performance-based bonuses if certain performance objectives are achieved. The performance-based bonus opportunities for the named executive officers did not provide for a maximum bonus opportunity. Amounts actually earned under the employment agreements are reflected in column (f) to the 2011 Summary Compensation Table. Please see the “Compensation Discussion and Analysis” section for further information regarding the 2011 annual performance-based bonus.

(2)	Amounts in this column represent the number of restricted stock awards modified by the 2011 modification to the vesting criteria.

(3)	The amounts reported in this column represent the incremental fair value associated with the 2011 modification of the vesting terms of the outstanding restricted stock awards, as computed in accordance with FASB ASC 718. See note 12 of the notes to the consolidated financial statements included in this report for a discussion of the relevant assumptions used in calculating this amount pursuant to ASC Topic 718.

Employment Agreements

During 2011, all of the named executive officers were employed pursuant to agreements with us. Each employment agreement sets forth, among other things, the named executive officer’s minimum base salary, non-equity incentive compensation opportunities and entitlement to participate in our benefit plans. The employment agreements are updated annually to reflect salary and bonus objectives for the applicable year.

Salary and Bonus

The 2011 base salaries for the named executive officers established by the compensation committee on January 24, 2011, were: Mr. Barker, Chief Executive Officer, $900,000; Ms. Berger, President and Chief Operating Officer, $600,000; Mr. Mendlik, Chief Financial Officer and Treasurer, $450,000; Mr. Stangl, President-Communication Services, $500,000 and Mr. Strubbe, President-Unified Communications $500,000.

We have designed our non-equity incentive compensation to represent a significant portion of targeted total annual cash compensation of named executive officers. We pay performance-based bonuses only upon the achievement of pre-determined objective financial goals. The objective financial goals are tailored to the business objectives of the business unit or units managed by the named executive officer. The 2011 objective financial measurement was EBITDA for Mr. Barker, Ms. Berger and Mr. Mendlik. Mr. Stangl’s 2011 objective financial measurements were Communication Services net operating income before corporate allocations and amortization, Communication Services revenue and the achievement of a minimum Adjusted EBITDA by West Corporation. Mr. Strubbe’s 2011 objective financial measurements were Unified Communications net operating income before corporate allocations and amortization and the achievement of a minimum Adjusted EBITDA by West Corporation. Please see the “Compensation Discussion and Analysis” for a discussion of the specific incentive-based targets for each of the named executive officers.

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

Consulting Services

If we terminate an employment agreement without Cause or if an executive terminates his or her employment agreement with or without Good Reason, we have agreed to retain the executive as a consultant for a period of one or two years (as described above) from the date of the termination. During the consulting period, the executive will receive compensation from us as described above and will remain covered under all medical, dental, vision, flexible spending account and executive assistance plans or programs available to our actively employed executives. The executive may terminate his or her consulting obligations to us at any time during the consulting period. In the event that an executive chooses to engage in other employment, the consulting period and the parties’ respective obligations are immediately terminated.

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

Restricted Stock and Stock Option Awards

In 2011, no named executive officers received grants of restricted stock or stock options. As noted in the “Compensation Discussion and Analysis,” on December 30, 2011, the Board of Directors approved amendments to outstanding restricted stock agreements with each of the current holders of outstanding restricted stock. The amendments provide for immediate vesting of all shares awarded pursuant to the agreements and that were outstanding for more than five years as of the date of the amendment. For shares outstanding for less than five years, the board of directors approved an amendment to provide for vesting of all such awards upon the earlier of the five year anniversary of grant or a change of control of the Company. Previously, a portion of the shares subject to these awards vested only upon meeting certain performance criteria. The amendments to the restricted stock agreements resulted in the vesting of all of the outstanding shares held by Mr. Barker, Ms. Berger, Mr. Mendlik and Mr. Stangl.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2011. On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into 40.29 shares of Class A Common Stock and the reclassification of all of our Class A Common Stock as a single class of Common Stock. The amounts reported in the table represent the number of shares of Common Stock subject to the equity awards.

2011 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards			Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Option Exercise Price ($) (c)	Option Expiration Date (d)	Number of Shares or Units of Stock That Have Not Vested (#) (2) (e)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($) (f)
Thomas B. Barker	379,656.0	$0.7900	4/1/2013	—	—
	2,179,979.6	$0.6834	4/1/2013
	212,500.1	$0.6834	7/1/2013
	234,930.9	$0.6834	10/1/2013
	163,316.8	$0.6834	1/2/2014
	154,165.8	$0.6834	4/1/2014
	143,107.4	$0.6834	7/1/2014
	124,008.7	$0.6834	10/1/2014
	49,110.9	$0.6834	1/3/2015

	3,640,776.2
Nancee R. Berger	379,656.0	$0.7900	4/1/2013	—	—
	340,009.9	$0.6834	7/1/2013
	375,889.4	$0.6834	10/1/2013
	261,297.2	$0.6834	1/2/2014
	246,665.3	$0.6834	4/1/2014
	228,942.9	$0.6834	7/1/2014
	198,375.3	$0.6834	10/1/2014
	78,567.8	$0.6834	1/3/2015

	2,109,403.8
Paul M. Mendlik	—	—		—	—
Steven M. Stangl	61,666.3	$0.6834	4/1/2014	—	—
	107,928.2	$0.6834	4/1/2014
	57,223.7	$0.6834	7/1/2014
	100,153.5	$0.6834	7/1/2014
	49,593.8	$0.6834	10/1/2014
	86,777.1	$0.6834	10/1/2014

	463,342.6
Todd B. Strubbe	—	—		346,672	1,452,556

(1)	These options represent retained, or “rollover”, options. In connection with our 2006 recapitalization, certain executive officers elected to convert certain vested options in the Company into fully-vested options in the surviving corporation. No share-based compensation was recorded for these retained options, as these options were fully vested prior to the consummation of the recapitalization (which triggered the “rollover event”).

(2)	These amounts represent restricted stock awards granted on December 30, 2009 for Mr. Strubbe. On December 30, 2011, the Board of Directors approved the amendment of the Restricted Stock Agreements with each of the current employees party to a Restricted Stock Agreement with the Company in accordance with the terms of the 2006 EIP to provide for immediate vesting of all shares awarded thereunder outstanding for more than five years, such vesting to become effective as of the Conversion. Previously, Tranches 2 and 3 of these awards vested only upon meeting certain performance criteria under the amendment of the Restricted Stock Agreement, Tranches 2 and 3 cliff vest on the fifth anniversary of the grant, December 30, 2014.
(3)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore the market value of $4.19 per share was based on the results of an independent appraisal performed as of November 30, 2011, by Corporate Valuation Advisors, Inc.

Option Exercises and Stock Vested

The following table shows for each named executive officer all option awards exercised and all stock awards that vested during 2011.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (1) (#) (b)	Value Realized on Exercise (1)($) (c)	Number of Shares Acquired on Transfer or on Vesting (#) (d)	Value Realized on Transfer or Vesting ($)(1) (e)
Thomas B. Barker (2)	451,752.95	1,892,845	971,693	4,071,394
Nancee R. Berger	—	—	550,020	2,304,584
Paul M. Mendlik	—	—	366,680	1,536,389
Steven M. Stangl (3)	236,186.39	989,621	366,680	1,536,389
Todd B. Strubbe	—	—	26,664	111,722

(1)	Subsequent to the recapitalization, our common stock is no longer publicly traded and therefore the market value of $4.19 per share was based on the results of an independent appraisal performed as of November 30, 2011, by Corporate Valuation Advisors and such value was used to value the Common Stock acquired upon the exercise of these options and the vesting of restricted shares of Common Stock. The number of shares acquired on the exercise of option awards and the value realized on exercise was calculated following the Conversion of the Class L Common Stock into Class A Common Stock.
(2)	Mr. Barker exchanged 158,079.14 options to pay the payroll taxes associated with the exercise of these options. Mr. Barker’s net incremental shares obtained upon exercise was 293,673.81 shares.
(3)	Mr. Stangl exchanged 39,128 options and 4,101 shares of stock to pay the exercise price and related payroll taxes associated with the exercise of these options. Mr. Stangl’s net incremental shares obtained upon exercise was 192,957.39 shares.

Nonqualified Deferred Compensation Table

The following table shows certain information regarding our Deferred Compensation Plan and Executive Retirement Savings Plan.

2011 Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last Fiscal Year (1) ($) (b)	Registrant Contributions in Last Fiscal Year (2) ($) (c)	Aggregate Earnings in Last Fiscal Year (3) ($) (d)	Aggregate withdrawals/ distributions (4) ($) (e)	Aggregate Balance at Last Fiscal Year End (5) ($) (f)
Thomas B. Barker
Deferred Compensation Plan	500,000	250,000	205,874	1,439,264	7,622,094
Executive Retirement Savings Plan	9,151	4,576	(3,718)	88,513	96,215
Nancee R. Berger
Deferred Compensation Plan	625,416	312,708	152,015	—	5,628,049
Executive Retirement Savings Plan	9,151	4,576	(5,931)	—	207,692
Paul M. Mendlik
Deferred Compensation Plan	587,181	293,591	158,775	—	6,412,125
Executive Retirement Savings Plan	12,260	4,662	(3,905)	—	73,776
Steven M. Stangl
Deferred Compensation Plan	—	—	57,806	—	2,140,147
Executive Retirement Savings Plan	9,151	4,575	(9,906)	—	197,752
Todd B. Strubbe
Deferred Compensation Plan	100,000	50,000	9,175	—	339,690
Executive Retirement Savings Plan	9,151	4,576	(177)	—	29,024

(1)	Amounts in this column are also included in columns (c) and (f) of the 2011 Summary Compensation Table included in this report.
(2)	Amounts in this column are also included in column (g) of the 2011 Summary Compensation Table included in this report.
(3)	The aggregate earnings represent the market value change of these plans during 2011. None of the earnings are included in the 2011 Summary Compensation Table included in this report.
(4)	Mr. Barker’s withdrawal was made pursuant to Mr. Barker’s deferral election under the plan.
(5)	Amounts in this column include both vested and unvested balances. Amounts reported in this column which were previously reported as compensation to the named executive officer in Summary Compensation Tables in previous years were: Mr. Barker $5,084,488; Ms. Berger $4,639,228; Mr. Mendlik $5,458,444; Mr. Stangl $1,494,169 and Mr. Strubbe $200,000. These aggregate amounts do not include withdrawals taken from the Deferred Compensation Plan in 2011 and 2010 of $2,726,759 for Mr. Barker and in 2007 of $2,009,826 and $3,415,041 for Ms. Berger and Mr. Mendlik, respectively.

Non-Qualified Retirement Plans

Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors and highly compensated employees who are approved for participation by the board may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same mutual fund investments made available to participants in the 401(k) plan or in notional equity interests in our company. Open enrollment for eligible participants to participate in the Deferred Compensation Plan is held annually. Upon enrollment, the participant’s participation and deferral percentage is fixed for the upcoming calendar year. Participants may select from selected mutual funds or equity interests for notional investment of their deferred compensation. Administration of the Deferred Compensation Plan is performed by an outside provider, Wells Fargo Institutional Trust Services. Executives are allowed to defer their bonus and up to 50% of salary, not to exceed $500,000, in each case, attributable to services performed in the following plan year. We match a percentage of any amounts notionally invested in equity interests which was 50% in 2011. Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or, if later, the date the executive first participates in the Deferred Compensation Plan. All matching contributions become 100% vested if: (i) the participant dies or becomes disabled or is terminated without cause; (ii) a change of control occurs; or (iii) the Deferred Compensation Plan terminates. For purposes of the Deferred Compensation Plan, a change of control occurs if during any period of two consecutive years or less: (i) individuals who at the beginning of such period constitute the entire board shall cease for any reason, subject to certain exceptions, to constitute a majority thereof; (ii) our stockholders approve any merger or consolidation as a result of which our common stock shall be changed, converted or exchanged (other than a merger with a wholly-owned subsidiary of ours) or our liquidation or any sale or disposition of 50% or more of our assets or earning power; or (iii) our stockholders approve any merger or consolidation to which we are a party as a result of which the persons who were our stockholders immediately prior to the effective date of the merger or consolidation shall have beneficial ownership of less than 50% of the combined voting power of the surviving corporation. The Deferred Compensation Plan and any earnings thereon are held separate and apart from our other funds, but remain subject to claims by our general creditors. Earnings in the Deferred Compensation Plan are based on the change in market value of the plan investments during a given period. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the year of deferral or, if earlier, the date the participant separates from service with us. Deferrals invested in notional equity interests are paid through the issuance of our shares. Recipients of the equity interests upon such distribution have no equity or contractual put right with respect to the issued equity interests.

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

2011 returns for the investment funds in the Executive Retirement Savings Plan were:

Fund	2011 return	Fund	2011 return
Wells Fargo Advantage Ultra Short Term	0.54%	Wells Fargo Advantage Capital Growth	(5.23%)
PIMCO Total Return A	3.74%	Goldman Sachs Mid Cap Value A	(6.26%)
MFS Total Return I	2.15%	Scout Mid Cap	0.32%
MFS Value I	0.01%	Invesco Mid Cap Core Equity A	(6.24%)
Wells Fargo Advantage Index	1.90%	Baron Small Cap	(1.58%)
Davis New York Venture A	(4.78%)	American New Perspective	(7.64%)
Fidelity Growth Opportunity	2.27%	American Funds Euro Pacific Growth	(13.33%)
Mainstay Large Cap Growth I	(0.19%)

Potential Payments Upon Termination or Change of Control

As described under “Employment Agreements,” each of the named executive officers is subject to an employment agreement that provides severance payments upon certain terminations. Please see “Employment Agreements” above for a description of terms of the employment agreements.

The following table sets forth the payments and benefits that each named executive officer would have been entitled to upon certain termination events or a change of control as of December 31, 2011.

2011 Potential Payments and Benefits Upon Termination or Change in Control Table

Name (a)	Benefits (1) ($) (b)	Potential Cash Severance Payment (2) ($) (c)	Accelerated Vesting Upon Change in Control or Initial Public Offering (3) ($) (d)
Thomas B. Barker	26,127	2,656,799	—
Nancee R. Berger	37,549	1,799,988	—
Paul M. Mendlik	19,406	1,092,805	—
Steven M. Stangl	25,179	1,278,690	—
Todd B. Strubbe	12,590	903,814	1,543,140

(1)	Benefits include payments of medical, accident, disability and life insurance premiums for a specified period of time. These benefits are payable only in the case of a qualifying termination as set forth in (2) below.
(2)	In accordance with the executive’s employment agreement, (i) in the event of the executive’s voluntary termination of employment without Good Reason, the executive would be entitled to receive his or her base salary as payment for services as a consultant during the consulting period following termination of employment; and (ii) in the event of the executive’s termination of employment without Cause or voluntary termination of employment for Good Reason, the executive would be entitled to receive his or her base salary for the severance period following termination of employment and a further payment for those executives providing consulting services, equal to such executive’s projected annual bonus. The severance period is one year for Mr. Strubbe and two years for all of the other named executive officers.
(3)	Subsequent to the recapitalization, our common stock is no longer traded and, therefore, the market value of $4.19 per share was based on the results of an independent appraisal performed as of November 30, 2011 by Corporate Valuation Advisors, Inc. The amount in column (d) is the result of multiplying the restricted shares that would vest, upon a qualifying event and the unvested value in Mr. Strubbe’s Deferred Compensation plan. Mr. Strubbe is the only named executive that held unvested restricted stock as of December 31, 2011.

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

Each year the compensation committee reviews each compensation element, including the factors for determining executive bonuses for the upcoming year as well as the bonus targets and payout ranges. The compensation committee has structured its compensation program so that executive performance is not considered in determining annual salary. Rather, annual salary is designed to provide adequate compensation to recruit and retain talented individuals who have the ability and desire to achieve the objective financial goals that ultimately determine compensation.

The compensation committee believes that certain factors mitigate the potential risks posed by the Company’s annual and long-term compensation elements. For example, bonuses are generally earned upon the profitable growth (EBITDA or Adjusted EBITDA) over the prior year. This performance metric focuses the executives on the profitable growth of the Company. In addition, the Company has designed its internal control system to provide reasonable assurance regarding the reliability of the Company’s accounting records and financial reporting system. The Company’s performance metrics for the annual cash bonus program are subject to the scrutiny of our internal control system. The Company also engages in a comprehensive budgeting process which requires multi-level approvals with respect to various expenditures, including capital expenditures and the addition of new personnel. The compensation committee believes that the Company’s budgeting process as well as the various internal controls implemented by the Company limit the actions that employees can take without proper review and evaluation of the potential risks to the Company of such actions. With respect to the Company’s annual cash bonus program, the Company retains 25% of quarterly bonuses, and pays such holdback in February of the following year provided that the annual objective financial goals are met.

With regard to equity-based compensation, the compensation committee believes that the illiquidity of the Company’s equity mitigates the potential risk of the performance-based portion of the Company’s equity-based compensation. The compensation committee believes that each of these factors mitigates any risks posed by the Company’s compensation program.

Non-employee Director Compensation

None of our non-employee directors receive director fees or equity grants but each is reimbursed for all reasonable expenses incurred in connection with their attendance at board meetings.

Compensation Committee Interlocks and Insider Participation

Mr. Anthony J. DiNovi, a member of our compensation committee, is Co-President of Thomas H. Lee Partners, L.P. Affiliates of Thomas H. Lee Partners, L.P. provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of our recapitalization. The aggregate fees for services are approximately $3.3 million annually. Thomas H. Lee Partners, L.P. also received reimbursement for travel and other out-of pocket expenses in the aggregate amount of approximately $43,000 in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Stock options granted under the 2006 Executive Incentive Plan	2,524,500	3.38	27,434,083
Executive Management Rollover Options	12,958,670	0.6923	821
Nonqualified Deferred Compensation Plan (1)	10,039,864	4.19	N/A

Total	25,523,034	N/A	27,434,904

N/A—Not Applicable

(1)	Pursuant to the terms of the Nonqualified Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees who are approved for participation by the board may elect to defer their bonus and up to 50% of their salary, not to exceed $500,000, in each case, attributable to services performed in the following plan year, and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in our notional Equity. We match a percentage (50% in 2011) of any amounts notionally invested in our Equity, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year the individual is in the Plan. At December 31, 2011, the notionally granted Equity under the Restated Nonqualified Deferred Compensation Plan including both vested and unvested, Equity was 10,039,864. Based on the results of an independent appraisal performed as of November 30, 2011 by Corporate Valuation Advisors, Inc., the fair value for one Equity unit was $4.19. The Nonqualified Plan does not limit the number of shares that may be granted. Rather, the Plan limits the amount of the annual contributions. See note 12 to the Consolidated Financial Statements included elsewhere in this report.

Security Ownership

The following table summarizes the beneficial ownership of our common stock as of February 10, 2012 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each director;

•	each executive officer whose name appears on the Summary Compensation Table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Owners (1)	Amount Beneficially Owned	Percent of Respective Class of Common Shares
Gary L. West (2)	60,742,359	12.0%
Mary E. West (2)	59,992,359	11.9%
Quadrangle Group Funds (3)	60,362,500	12.0%
Thomas H. Lee Funds (4)	290,102,175	57.6%
Thomas B. Barker (5)	6,261,086	1.2%
Anthony J. DiNovi	*	*
Steven G. Felsher	*	*
Soren L. Oberg	*	*
Jeff T. Swenson	*	*
Nancee R. Berger (6)	2,859,404	*
Steven M.Stangl (7)	1,156,300	*
Todd B. Strubbe	400,000	*
Paul M. Mendlik (8)	1,831,287	*
All executive officers as a group (8 persons) (9)	15,727,915	3.1%

*	Less than 1%
(1)	The address of each of our executive officers and directors is c/o West Corporation, 11808 Miracle Hills Drive, Omaha, Nebraska 68154.
(2)	The address for these stockholders is 9746 Ascot Drive, Omaha, Nebraska 68114. Includes, with respect to Mr. West, 750,000 shares of common stock owned by the Gary and Mary West Wireless Health Institute (the “Institute”), a nonprofit organization, which has appointed Mr. West as sole representative and proxy with respect to its shares. Mr. West disclaims any beneficial ownership of any shares held by the Institute.
(3)	Includes 52,828,086 shares of common stock owned by Quadrangle Capital Partners II LP; 1,417,262 shares of common stock owned by Quadrangle Select Partners II LP; and 6,117,153 shares of common stock owned by Quadrangle Capital Partners II-A LP (collectively, the “Quadrangle Funds”). The Quadrangle Funds’ general partner is Quadrangle GP Investors II LP, whose general partner is QCP GP Investors II LLC (collectively, the “QF Advisors”). Shares held by the Quadrangle Funds may be deemed to be beneficially owned by the QF Advisors. The QF Advisors disclaim any beneficial ownership of any shares held by the Quadrangle Funds. Each of the Quadrangle Funds has an address c/o Quadrangle Group LLC, 375 Park Avenue, 14th Floor, New York, New York 10152. Voting or investment control over securities that the Quadrangle Funds own are acted upon by the investment committee of QCP GP Investors II LLC as general partner of Quadrangle GP Investors II LP, the general partner of the Quadrangle Funds.
(4)

Includes 120,225,999 shares of common stock owned by Thomas H. Lee Equity Fund VI, L.P.; 81,410,650 shares of common stock owned by Thomas H. Lee Parallel Fund VI, L.P.; 63,139,175 shares of common stock owned by THL Equity Fund VI Investors (West), L.P.; 14,220,806 shares of common stock owned by Thomas H. Lee Parallel (DT) Fund VI, L.P.; 220,565 shares of common stock owned by THL Coinvestment Partners, L.P.; and 9,658,000 shares of common stock owned by THL Equity Fund VI Investors (West) HL, L.P. (collectively, the “THL Funds”); 613,609 shares of common stock owned by Putnam Investment Holdings, LLC; and 613,370 shares of common stock owned by Putnam Investments Employees’ Securities Company III LLC (collectively, the “Putnam Funds”). The THL Funds’ general partner is THL Equity

Advisors VI, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (collectively, “Advisors”). Shares held by the THL Funds may be deemed to be beneficially owned by Advisors. Advisors disclaim any beneficial ownership of any shares held by the THL Funds. The Putnam Funds are co-investment entities of the THL Funds. Putnam Investment Holdings, LLC (“Holdings”) is the managing member of Putnam Investments Employees’ Securities Company III LLC (“ESC III”). Holdings disclaims any beneficial ownership of any shares held by ESC III. Putnam Investments LLC, the managing member of Holdings, disclaims beneficial ownership of any shares held by the Putnam Funds. Each of the THL Funds has an address c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109.
(5)	Includes 3,640,776 shares subject to options.
(6)	Includes 2,109,404 shares subject to options and 750,000 shares held by family trusts.
(7)	Includes 463,343 shares subject to options.
(8)	Includes 1,076,626 shares of common stock owned by family trusts.
(9)	Includes 7,347,517 shares subject to options.

The table above does not include 10,007,193 shares notionally granted under our Nonqualified Deferred Compensation Plan at February 10, 2011. These shares have not been granted, do not carry voting rights and cannot be sold until the end of the deferral periods, which begin in 2012 unless there is a change of control of the Company.

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

Prior to the recapitalization on October 24, 2006, the board of directors consisted of six members, three of whom were determined to be independent pursuant to Rule 4200 (a)(15) of NASDAQ. As a result of the recapitalization, the Company is no longer required to have independent directors on its board. While the Company is not subject to the NASDAQ listing standards, the board did review such standards and determined that none of the Company’s directors are independent under those standards as a result of their positions with Thomas H. Lee Partners, L.P., Quadrangle Group LLC or the Company, as applicable.

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

Affiliates of the Sponsors provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the recapitalization. The fees for services and expenses in 2011 and 2010 aggregated $4.1 million and $4.2 million, respectively. Three members of our board are affiliated with Thomas H. Lee Partners, L.P.: Mr. Anthony J. DiNovi, Co-President, Mr. Soren L. Oberg, Managing Director, and Mr. Jeff T. Swenson, Director. One member of our board is affiliated with Quadrangle Group LLC: Mr. Steven G. Felsher, Senior Advisor.

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

Office Lease

We lease certain office space owned by a partnership whose partners are Mary and Gary West, who collectively own approximately 24% of our common stock at December 31, 2011. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2011, 2010 and 2009. The lease expires in 2014.

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

The following table summarizes the fees we paid to Deloitte & Touche in 2011 and 2010.

Fee Type	2011	2010
Audit	$1,250,340	$1,216,140
Audit-related	157,775	180,240
Tax	456,822	636,755
All other	—	—

Total	$1,864,937	$2,033,135

Audit Fees—Audit fees consist of fees paid for the audits of our annual financial statements, the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q: SSAE 16 reports; and statutory audits required for our foreign subsidiaries.

Audit-Related Fees—Audit-related fees consist of fees paid for work performed on: amendments to the Proposed Offering on Form S-1; certain agreed upon procedures; and the audit of our 401(k) Plan.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company

3.02	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

10.01	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)

10.03	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.04	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.05	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.06	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.07	Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1) (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 12, 2010) (1)

10.08	Employment Agreement between West Corporation and Steven M. Stangl dated December 31, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 7, 2009) (1)

10.09	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.10	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.10) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2010)

10.11	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.12	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.13	Indenture, dated as of October 5, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 6, 2010)

10.14	Indenture, dated as of November 24, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2010)

10.15	West Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective December 29, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 3, 2012) (1)

10.16	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan (1)

10.17	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.18	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.19	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.20	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.21	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.22	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

10.23	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.24	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)

10.25	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)

10.26	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)

10.27	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.28	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.29	West Corporation Executive Retirement Savings Plan Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 3, 2009) (1)

10.30	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.31	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.32	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)

10.33	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)

10.34	Supplemental Indenture, dated as of June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.35 to Form 10-K dated March 3, 2009)

10.35	Supplemental Indenture, dated as of August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.37 to Form 10-K dated March 3, 2009)

Exhibit Number	Description
10.36	Supplemental Indenture, dated as of June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.39 to Form 10-K dated March 3, 2009)

10.37	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.41 to Form 10-K dated March 3, 2009)

10.38	Supplemental Indenture, dated as of January 25, 2010, by and among Worldwide Asset Purchasing, LLC, Stream57 Corporation, West Corporation, and The Bank of New York Mellon, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.44 to Form 10-K filed on February 12, 2010)

10.39

Amended and Restated Restricted Stock Award and Special Bonus Agreement between West

Corporation and Thomas Barker, dated as of May 4, 2009 (incorporated by reference to Exhibit 10.05 to Form 10-Q dated May 5, 2009) (1).

10.40	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Todd B. Strubbe dated February 14, 2012 (1)

10.41	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Steven M. Stangl, dated December 31, 2008 (1)

10.42	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1)

10.43	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1)

10.44	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1)

10.45	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1)

10.46	Agreement of Resignation, Appointment and Acceptance, dated as of April 8, 2010 by and among West Corporation, The Bank of New York Mellon, as prior trustee, and The Bank of New York Mellon Trust Company, N.A. as successor Trustee with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 7, 2010)

10.47	Supplemental Indenture, dated as of May 14, 2010, by and among West Unified Communications Services, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated August 2, 2010)

Exhibit Number	Description
10.48	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 7, 2010)

10.49	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 3, 2011)

10.50	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated May 3, 2011)

10.51	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 3, 2011)

10.52	Amendment Number One to the West Corporation Stockholder Agreement dated as of April 12, 2011 by and among West Corporation, the THL Investors, the Quadrangle Investors and the Founders (incorporated by reference to Exhibit 10.04 to Form 10-Q dated May 3, 2011)

10.53	West Corporation Senior Management Retention Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 2011) (1)

10.54	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated November 1, 2011)

10.55	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 1, 2011)

Exhibit Number	Description
10.56	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated November 1, 2011)

21.01	Subsidiaries

31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2011, filed on February 14, 2012, formatted in XBRL; (i) the Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements.

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/S/ THOMAS B. BARKER
Thomas B. Barker
Chief Executive Officer and Chairman
Of the Board
(Principal Executive Officer)

February 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date
/S/ANTHONY J. DINOVI	February 14, 2012
Anthony J. DiNovi
Director

/S/ STEVEN G. FELSHER	February 14, 2012
Steven G. Felsher
Director

/S/ SOREN L. OBERG	February 14, 2012
Soren L. Oberg
Director

/S/ JEFF T. SWENSON	February 14, 2012
Jeff T. Swenson
Director

/S/ THOMAS B. BARKER	February 14, 2012
Thomas B. Barker
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ PAUL M. MENDLIK	February 14, 2012
Paul M. Mendlik
Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ R. PATRICK SHIELDS	February 14, 2012
R. Patrick Shields
Senior Vice President—Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 13, 2012

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2011	2010	2009
REVENUE	$2,491,325	$2,388,211	$2,375,748
COST OF SERVICES	1,113,289	1,057,008	1,067,777
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	909,908	911,022	907,358

OPERATING INCOME	468,128	420,181	400,613

OTHER INCOME (EXPENSE):
Interest income	447	255	311
Interest expense	(269,863)	(252,724)	(254,103)
Refinancing expense	—	(52,804)	—
Other, net	5,815	5,872	1,015

Other expense	(263,601)	(299,401)	(252,777)

INCOME BEFORE INCOME TAX EXPENSE	204,527	120,780	147,836

INCOME TAX EXPENSE	77,034	60,476	56,862

NET INCOME	127,493	60,304	90,974

LESS NET INCOME—NONCONTROLLING INTEREST	—	—	2,745

NET INCOME—WEST CORPORATION	$127,493	$60,304	$88,229

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	$17.18	$17.07	$17.45

Diluted Class L	$16.48	$16.37	$16.67

Basic Common	$(0.50)	$(1.25)	$(0.98)

Diluted Common	$(0.50)	$(1.25)	$(0.98)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L	9,984	9,975	9,954
Diluted Class L	10,408	10,399	10,409
Basic Common	87,912	87,955	87,588
Diluted Common	87,912	87,955	87,588

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2011	2010	2009
Net income	$127,493	$60,304	$90,974

Foreign currency translation adjustments, net of tax of $11,176, $3,014 and $705	(18,234)	(4,918)	1,855

Reclassification of a cash flow hedge into earnings	5,188	—	2,057

Unrealized gain (loss) on cash flow hedges, net of tax of $4,450, $2,821 and $3,905	7,260	(4,602)	9,373

Comprehensive income	121,707	50,784	104,259

Less: comprehensive income attributable to noncontrolling interest	—	—	2,745

Comprehensive income—West Corporation	$121,707	$50,784	$101,514

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,836	$97,793
Trust and restricted cash	16,446	15,122
Accounts receivable, net of allowance of $11,627 and $10,481	413,813	366,419
Deferred income taxes receivable	10,068	29,968
Prepaid assets	37,042	33,667
Other current assets	50,581	34,058

Total current assets	621,786	577,027
PROPERTY AND EQUIPMENT:
Property and equipment	1,133,070	1,032,205
Accumulated depreciation and amortization	(782,215)	(690,839)

Total property and equipment, net	350,855	341,366
GOODWILL	1,762,635	1,629,396
INTANGIBLE ASSETS, net of accumulated amortization of $424,705 and $357,500	333,147	299,685
OTHER ASSETS	159,095	157,776

TOTAL ASSETS	$3,227,518	$3,005,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$79,439	$64,149
Accrued expenses	323,436	283,988
Current maturities of long-term debt	15,425	15,425

Total current liabilities	418,300	363,562
LONG-TERM OBLIGATIONS, less current maturities	3,500,940	3,518,141
DEFERRED INCOME TAXES	121,521	93,881
OTHER LONG-TERM LIABILITIES	83,170	68,721

Total liabilities	4,123,931	4,044,305
COMMITMENTS AND CONTINGENCIES (Note 14)
CLASS L COMMON STOCK $0.001 PAR VALUE, NO SHARES ISSUED OR OUTSTANDING AT DECEMBER 31, 2011 AND 9,988 SHARES ISSUED AND OUTSTANDING AND 100,000 SHARES AUTHORIZED AT DECEMBER 31, 2010	—	1,504,445
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 1,000,000 shares authorized, 490,650 shares issued and 490,271 shares outstanding at December 31, 2011 and 400,000 shares authorized, 88,071 shares issued and 87,956 shares outstanding at December 31, 2010	491	88
Additional paid-in capital	1,695,477	—
Retained deficit	(2,556,525)	(2,516,315)
Accumulated other comprehensive loss	(32,036)	(26,250)
Treasury stock at cost (379 and 115 shares)	(3,820)	(1,023)

Total stockholders’ deficit	(896,413)	(2,543,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,227,518	$3,005,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,493	$60,304	$90,974
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	103,207	103,330	104,837
Amortization	68,701	67,000	83,510
Goodwill impairment	—	37,675	—
Provision for share based compensation	23,341	4,233	3,840
Deferred income tax expense	23,716	20,837	28,274
Debt amortization	13,449	15,868	16,416
Accelerated debt amortization	—	19,395	—
Allowance for impairment of purchased accounts receivable	—	—	25,464
Unrealized gain on foreign denominated debt	—	—	(3,508)
Non cash gain on hedge agreements	(4,665)	(3,978)	(9,570)
Other	232	652	375
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(32,372)	(11,023)	(506)
Other assets	(34,852)	(9,521)	(17,669)
Accounts payable	6,163	(1,519)	(4,721)
Accrued expenses and other liabilities	53,774	9,576	(44,859)

Net cash flows from operating activities	348,187	312,829	272,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $4,780, $2,138 and $8,631	(211,639)	(33,496)	(31,711)
Collections applied to principal of portfolio receivables, net of purchases of $0, $0 and $1,722	—	13,739	37,341
Purchase of property and equipment	(117,913)	(118,191)	(118,520)
Other	111	52	275

Net cash flows from investing activities	(329,441)	(137,896)	(112,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term revolving credit obligations	(786,300)	(1,374,781)	(201,674)
Proceeds from issuance of long-term revolving credit obligations	786,300	1,301,850	—
Debt issuance costs	(1,029)	(31,083)	(7,968)
Principal repayments of long-term obligations	(17,201)	(26,747)	(25,284)
Payments of capital lease obligations	(945)	(2,115)	(1,293)
Repurchase of common stock	(5,845)	(970)	—
Proceeds from stock options exercised including excess tax benefits	1,840	897	3,200
Repayments of portfolio notes payable	—	(686)	(34,694)
Noncontrolling interest distributions	—	—	(4,131)
Other	—	(16)	—

Net cash flows from financing activities	(23,180)	(133,651)	(271,844)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	477	(2,557)	2,330
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,957)	38,725	(109,272)
CASH AND CASH EQUIVALENTS, Beginning of period	97,793	59,068	168,340

CASH AND CASH EQUIVALENTS, End of period	$93,836	$97,793	$59,068

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Noncontrolling Interest	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Accumulated Deficit
BALANCE, January 1, 2009	$87	$—	$(2,334,398)	$3,632	$(53)	$(30,015)	$(2,360,747)
Net income			88,229	2,745			90,974
Foreign currency translation adjustment, net of tax of ($705)						1,855	1,855
Reclassification of a cash flow hedge into earnings						2,057	2,057
Unrealized gain on cash flow hedges, net of tax of ($3,905)						9,373	9,373
Noncontrolling interest distributions				(4,131)			(4,131)
Noncash settlement with a noncontrolling interest				(2,246)			(2,246)
Executive Deferred Compensation Plan contributions		1,728					1,728
Executive Deferred Compensation Plan valuation change		4,095					4,095
Stock options exercised including related tax benefits (572,660 shares)	1	3,532					3,533
Share based compensation		1,701					1,701
Accretion of class L common stock priority return preference		(11,056)	(162,601)				(173,657)

BALANCE, December 31, 2009	88	—	(2,408,770)	—	(53)	(16,730)	(2,425,465)
Net income			60,304				60,304
Foreign currency translation adjustment, net of tax of ($3,014)						(4,918)	(4,918)
Unrealized loss on cash flow hedges, net of tax of ($2,821)						(4,602)	(4,602)
Executive Deferred Compensation Plan distributions, net		(305)					(305)
Executive Deferred Compensation Plan valuation change		(275)					(275)
Stock options exercised including related tax benefits (78,400 shares)		897					897
Purchase of stock at cost (106,277 shares)					(970)		(970)
Share based compensation		2,099					2,099
Accretion of class L common stock priority return preference		(2,416)	(167,849)				(170,265)

BALANCE, December 31, 2010	88	—	(2,516,315)	—	(1,023)	(26,250)	(2,543,500)
Net income			127,493				127,493
Conversion of Class L common stock to common stock	403	1,675,031					1,675,434
Foreign currency translation adjustment, net of tax of ($11,176)						(18,234)	(18,234)
Reclassification of a cash flow hedge into earnings						5,188	5,188
Unrealized gain on cash flow hedges, net of tax of $4,450						7,260	7,260
Executive Deferred Compensation Plan contributions, net		3,101					3,101
Stock options exercised including related tax benefits (994,303 shares)		659					659
Purchase of stock at cost (264,784 shares)					(2,797)		(2,797)
Share based compensation		20,550					20,550
Accretion of class L common stock priority return preference		(3,864)	(167,703)				(171,567)

BALANCE, December 31, 2011	$491	$1,695,477	$(2,556,525)	$—	$(3,820)	$(32,036)	$(896,413)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.	ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description: West Corporation (the “Company” or “West”) is a leading provider of technology-driven communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific and Latin America.

We operate in two business segments:

•	Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions; and

•	Communication Services, including emergency communication services, automated call processing and agent-based services.

Unified Communications

— Conferencing & Collaboration Services. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 121 million conference calls in 2011, a 13 percent increase over 2010. We provide our clients with an integrated global suite of meeting services. These include on-demand audio conferencing services, video managed services and web collaboration tools that allow clients to make presentations and share applications and documents over the Internet.

— Event Services. InterCall offers an event services team to help clients who would like extra assistance planning, conducting and gathering report information for large scale or high-value meetings or conferences. Event services include audio and video webcasting services, virtual event design and hosting, operator-assisted audio conferencing services and web event services.

— Alerts & Notifications Services. Our technology platforms allow clients to manage and deliver automated, proactive and personalized communications. We use multiple delivery channels (voice, text messaging, email, social media and fax) based on the preference of the recipient. For example, we deliver patient notifications, send and confirm appointments and prescription reminders on behalf of our healthcare clients, provide travelers with flight arrival and departure updates on behalf of our transportation clients, send and receive automated outage notifications on behalf of our utility clients and transmit emergency evacuation notices on behalf of municipalities. Our scalable platform enables a high volume of messages to be sent in a short amount of time. Our platform also enables two-way communication which allows the recipients of a message to respond with relevant information to our clients.

— IP-Based Unified Communications Solutions. We provide our clients with enterprise class IP-based communications solutions enabled by our technology. We offer hosted IP-private branch exchange (“PBX”) and enterprise call management, hosted and managed multi-protocol label switching (“MPLS”) network solutions, unified communications partner solution portfolio services, cloud-based security services, integrated conferencing/desktop messaging and presence tools, and professional services and systems integration expertise.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Communication Services

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

— Automated Call Processing. We believe we have developed a best-in-class automated customer service platform. Our services allow our clients to effectively communicate with their customers through inbound and outbound interactive voice response (“IVR”) applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our open standards-based platform allows the flexibility to integrate new capabilities, such as mobility, social media and cloud-based services.

— Agent-Based Services. We provide our clients with large-scale, agent-based services, including inbound customer care, customer retention, business-to-business, account management, receivables management, overpayment identification and recovery solutions, as well as direct response and language services. We target opportunities to provide our agent-based services as part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We have a flexible model that offers on-shore, off-shore and virtual home-based capabilities to fit our clients’ needs.

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

Revenue Recognition: In our Unified Communications segment, our conferencing and collaboration services, event services and IP-based unified communications solutions are generally billed and revenue recognized on a per participant minute basis or per seat basis and our alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages. As it relates to installation sales, as of January 1, 2010, we early adopted new revenue recognition guidance for multiple element arrangements. For contracts entered into prior to January 1, 2010, revenue associated with advance payments was deferred until the system installations are completed. Costs incurred on uncompleted contracts are accumulated and recorded as

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

deferred costs until the system installations are completed. This guidance was adopted prospectively and specifically for the product sales and installation services for the emergency communications services revenue. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract except in certain instances where the future benefit is linked to the customer relationship, which may necessitate a longer recognition period.

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

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities, interest income from short-term investments, investment gains or losses in the assets held in our deferred compensation plans and foreign currency transaction gains (losses) on affiliate transactions denominated in currencies other that the functional currency.

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

Accounts Receivable: Accounts receivable from customers is presented net of an allowance for doubtful accounts of approximately $11.6 million and $10.5 million at December 31, 2011 and 2010, respectively.

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

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its fair value. An asset “held-for-sale” is reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and Intangible Assets: Goodwill at December 31, 2011 and 2010 was $1,762.6 million and $1,629.4 million, respectively. Intangible assets at December 31, 2011 and 2010, net of accumulated amortization, were $333.1 million and $299.7 million, respectively. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2011, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the discounted cash flow methodology. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

Other Assets: Other assets primarily include the unamortized balance of debt acquisition costs, assets held in non-qualified deferred compensation plans, and the unamortized balance of internally developed capitalized software and licensing agreements. The assets held in the non-qualified deferred compensation plans represent mutual funds invested in debt and equity securities and are classified as trading securities as employees have the ability to change the investment allocation of their deferred compensation at any time. These investments are reported at fair value with unrealized gains (losses) of $(1.3) million, $2.9 million and $3.9 million for the years ended December 31, 2011, 2010, and 2009, respectively, recognized currently within other income. The underlying obligation, recorded in other liabilities, is likewise reported at the investments’ fair value with adjustments recognized currently within compensation expense. Both the investments and the obligations are classified as non-current.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) is composed of unrealized gains or losses on foreign currency translation adjustments arising from changes in exchange rates of our foreign subsidiaries. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of other comprehensive income (loss). The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are our only components of other comprehensive income (loss).

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

Conversion: On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock (the “Conversion”) by filing amendments to our amended and restated certificate of incorporation (the “Charter Amendments”) with the Delaware Secretary of State. Upon the effectiveness of the filing of the Charter Amendments, each share of our outstanding Class L Common Stock was converted into 40.29 shares of Class A Common Stock.

Prior to the Conversion, our equity investors (i.e., the Sponsors, the Founders and certain members of management) owned a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share per strip). Supplemental management incentive equity awards (restricted stock and option programs) were implemented with Class A shares/options only. General terms of those securities were:

•

Class L shares: Each Class L share was entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% internal rate of return

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(“IRR”) on that base amount, compounded quarterly, from the date of the recapitalization in which the Class L shares were originally issued, October 24, 2006, until the priority return preference was paid in full or converted. Each Class L share also participated in any equity appreciation beyond the priority return on the same per share basis as the Class A shares.

•	Class A shares: Class A shares participated in the equity appreciation after the Class L priority return was satisfied.

•	Voting: Each share (whether Class A or Class L) was entitled to one vote per share on all matters on which stockholders vote, subject to Delaware law regarding class voting rights.

•

Distributions: Dividends and other distributions to stockholders in respect of shares, whether as part of an ordinary distribution of earnings, as a leveraged recapitalization or in the event of an ultimate liquidation and distribution of available corporate assets, were to be paid as follows. First, holders of Class L shares were entitled to receive an amount equal to the Class L base amount of $90 per share plus an amount sufficient to generate a 12% IRR on that base amount, compounded quarterly, from the closing date of the recapitalization to the date of payment. Second, after payment of this priority return to Class L holders, the holders of Class A shares and Class L shares were to participate together, as a single class, in any and all distributions by the Company.

•

Automatic Conversion of Class L shares: Class L shares were to automatically convert into Class A shares prior to an initial public offering (“IPO”). Also, the board of directors could elect to cause all Class L shares to be converted into Class A shares in connection with a transfer (by stock sale, merger or otherwise) of a majority of all common stock to a third party (other than to Thomas H. Lee Partners, LP and its affiliates). In the case of any such conversion (whether at an IPO or sale), if any unpaid Class L priority return (base $90/share plus accrued 12% IRR) remained unpaid at the time of conversion it would have been “paid” in additional Class A shares valued at the deal price (in case of IPO, at the IPO price net of underwriter’s discount); that is, each Class L share would convert into a number of Class A shares equal to (i) one plus (ii) a fraction, the numerator of which is the unpaid priority return on such Class L share and the denominator of which is the value of a Class A share at the time of conversion.

As the Class L stockholders controlled a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features are considered to be outside the control of the Company, all shares of Class L common stock, prior to the Conversion, were presented outside of permanent equity in accordance with ASC 480-10-599, Classification and Measurement of Redeemable Securities. Subsequent to the Conversion, the Class L accreted value was reclassified to Common Stock and Additional Paid-In Capital.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

A reconciliation of the Class L common shares for the years ended December 31, 2011 and 2010 is presented below, in thousands:

	2011	2010
Beginning of period balance	$1,504,445	$1,332,721
Accretion of Class L common stock priority return preference	171,567	170,265
Executive Deferred Compensation Plan activity	2,826	1,459
Purchase of Class L shares	(3,404)	—
Conversion of Class L common stock to Class A common stock	(1,675,434)	—

End of period balance	$—	$1,504,445

Reclassification of Common Stock: — On December 30, 2011, following the Conversion, all of the then outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the filing of the Charter Amendments (the “Reclassification”). Following the Reclassification, all shares of Common Stock share proportionately in dividends. The Charter Amendments also increased our number of authorized shares to nine hundred million (900,000,000) shares of Class A Common Stock and one hundred million (100,000,000) shares of Class L Common Stock. Following consummation of the Conversion and the Reclassification, we had one billion authorized shares of Common Stock.

As a result of the reclassification of Class A common stock to common stock, references to “Class A common stock” have been changed to “common stock” for all periods presented.

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

Recent Accounting Pronouncements: In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity, such as the Company, with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. The Company is required to perform step two of the goodwill impairment test if there are any adverse qualitative factors indicating that an impairment may exist for their reporting units with a zero or negative carrying value. This guidance became effective for the Company January 1, 2011 and the adoption had no effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011- 05, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU No. 2011-05 is effective for statements issued by the Company after January 1, 2012. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income which defers certain portions of ASU 2011-5 and indefinitely deferred the requirement to present reclassification adjustments out of accumulated other comprehensive income by component. The

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Company early adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 and accordingly all previous periods have been retrospectively presented.

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

2.	MERGERS AND ACQUISITIONS

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

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the PivotPoint assets included PivotPoints’ expertise in location accuracy compliance reporting mandated by the Federal Communications Commission, expansion of 9-1-1 products and services, market expansion and operational efficiencies.

Contact One

On June 7, 2011, we completed the acquisition of substantially all of the assets of Contact One, Inc. (“Contact One”), a provider of 9-1-1 database, mapping/GIS (Geographic Information System) and 9-1-1 products and services. The purchase price was $7.6 million and was funded by cash on hand and partial use of our revolving credit facilities. The results of the acquired Contact One assets have been included in the Communication Services segment since June 7, 2011.

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the Contact One assets included Contact One’s expertise in 9-1-1 database, mapping/GIS and expansion of 9-1-1 products and services.

Smoothstone

On June 3, 2011, we completed the acquisition of Smoothstone IP Communications Corporation (“Smoothstone”), a provider of cloud-based communications for the enterprise. The acquisition of Smoothstone added cloud-based IP telephony and network management to our Unified Communications solutions portfolio. The purchase price was $120.0 million and was funded by cash on hand and partial use of our revolving credit facilities. The results of Smoothstone have been included in the Unified Communications segment since June 3, 2011.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

POSTcti

On February 1, 2011, we completed the acquisition of Preferred One Stop Technologies Limited (“POSTcti”), a provider of unified communications solutions and services in Europe. POSTcti enables and provides single source communication convergence from best-of-breed industry-leading providers, combined with customized professional services implementation and dedicated ongoing product support. The purchase price included $4.3 million of non-contingent consideration paid in Sterling at closing and was funded with cash on hand. The purchase agreement for POSTcti also includes a three year contingent earn-out provision with a maximum payment of approximately £12.0 million and £0.4 million (approximately $18.6 million and $0.6 million at the December 31, 2011 exchange rate) of additional non-contingent deferred consideration withheld to secure sellers’ indemnification obligations. The contingent earn-out will be determined based on the achievement of specified revenue and EBITDA objectives. Based on a weighted average probability analysis, we have accrued $7.9 million at December 31, 2011 for the contingent earn-out. The results of POSTcti has been included in the Unified Communications segment since February 1, 2011.

A factor that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of POSTcti included the expansion of our hosted and managed unified communications solutions to Europe.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for PivotPoint, Contact One, Smoothstone, Unisfair, TFCC, POSTcti, SPN, TuVox, Holly and SKT. The finite-lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships. We are in the process of completing the valuation of certain intangible assets and the acquisition accounting allocation, and accordingly the information presented with respect to the acquisitions of PivotPoint, Contact One, Smoothstone, Unisfair, TFCC and POSTcti are provisional and subject to adjustment.

(Amounts in thousands)	PivotPoint	Contact One	Smoothstone	Unisfair	TFCC	POSTcti	SPN	TuVox	Holly	SKT
Working Capital	$91	$(390)	$4,635	$(3,749)	$1,080	$(1,255)	$—	$(1,245)	$1,699	$2,037
Property and equipment	307	56	1,484	339	3,304	18	—	242	110	209
Other assets, net	30	—	—	42	—	—	—	10,365	—	—
Intangible assets	10,791	2,785	48,610	10,960	17,250	3,859	550	7,907	4,300	798
Goodwill	11,650	5,189	79,538	15,360	18,870	11,221	2,988	1,212	4,295	1,005

Total assets acquired	22,869	7,640	134,267	22,952	40,504	13,843	3,538	18,481	10,404	4,049

Non-current deferred taxes	—	—	13,182	3,452	—	1,013	—	2,030	1,168	—
Long-term liabilities	—	—	1,047	—	—	8,537	—	—	—	—

Total liabilities assumed	—	—	14,229	3,452	—	9,550	—	2,030	1,168	—

Net assets acquired	$22,869	$7,640	$120,038	$19,500	$40,504	$4,293	$3,538	$16,451	$9,236	$4,049

Pro forma

Assuming acquisitions made since January 1, 2010, occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the years ended December 31, 2011 and 2010, respectively, would have been as follows, in thousands:

	2011	2010	2009
Revenue	$2,514,303	$2,470,826	$2,405,467
Net Income	$123,184	$37,391	$84,065
Earnings per common L share—basic	$17.18	$17.07	$17.45
Earnings per common L share—diluted	$16.48	$16.37	$16.67
Loss per common share—basic	$(0.55)	$(1.51)	$(1.02)
Loss per common share—diluted	$(0.55)	$(1.51)	$(1.02)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

Our 2011 and 2010 acquisitions were included in the consolidated results of operations from their respective dates of acquisitions and included revenue of $76.5 million in 2011 and $31.7 million in 2010. The net income impact of those acquisitions was not material in 2011 or 2010. Acquisition costs for the years ended December 31, 2011 and 2010 of $4.1 million and $2.2 million, respectively, are included in selling general and administrative expenses.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2011 and 2010, in thousands:

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2010	$854,466	$811,103	$1,665,569
Accumulated impairment losses	—	—	—

	854,466	811,103	1,665,569
Acquisitions	1,005	11,424	12,429
Purchase accounting adjustments	(71)	98	27
Foreign currency translation adjustment	(11,842)	888	(10,954)

Balance at December 31, 2010	843,558	823,513	1,667,071
2010 impairment	—	(37,675)	(37,675)

Net balance at December 31, 2010	843,558	785,838	1,629,396
Acquisitions	124,989	16,839	141,828
Purchase accounting adjustments	—	(3,023)	(3,023)
Foreign currency translation adjustment	(5,565)	(1)	(5,566)

Balance at December 31, 2011	962,982	837,328	1,800,310

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at December 31, 2011	$962,982	$799,653	$1,762,635

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of PivotPoint, Contact One, Smoothstone, Unisfair, TFCC and POSTcti were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

The Company tests goodwill for impairment at the reporting unit level (one level below an operating segment) on an annual basis in the fourth quarter, or more frequently if management believes indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Impairment testing results performed during the fourth quarter of 2011, indicated that the fair value of each of our reporting units as calculated during the step one analysis exceeded the carrying value and therefore we were not required to perform step two analysis for the year ended December 31, 2011.

During 2010, the Company identified impairment indicators in one of our reporting units, our traditional direct response business (marketed as “West Direct”). As a result of these impairment indicators and the results of impairment tests performed using the discounted cash flows model, goodwill with an aggregate net carrying value of $37.7 million was written down to their fair value of zero. The impairment charge primarily resulted from the decline in revenue in 2010 and continued general decline in the direct response business. These events caused us to revise downward our projected future cash flows for this reporting unit. The impairment charge was recorded in SG&A and was non-deductible for tax purposes. Subsequent to the goodwill impairment we recognized in the third quarter, our annual impairment testing of goodwill was performed during the fourth quarter of 2010. We were not required to perform step two analysis for the year ended December 31, 2010, as the fair value of each of our reporting units as calculated during the step one analysis exceeded the carrying value.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

During 2011 we completed the purchase price allocation for the acquisitions of TuVox, SPN and Holly. As a result of the TuVox finalization, goodwill was reduced $3.0 million, primarily due to deferred tax adjustments.

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

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

	As of December 31, 2011			Weighted Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Client Relationships	$538,154	$(341,236)	$196,918	9.2
Technology & Patents	131,446	(61,098)	70,348	10.3
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	26,690	(12,423)	14,267	4.3
Other intangible assets	14,452	(9,948)	4,504	4.6

Total	$757,852	$(424,705)	$333,147

	As of December 31, 2010			Weighted Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Client Relationships	$473,144	$(289,889)	$183,255	9.0
Technology & Patents	102,311	(47,376)	54,935	10.5
Trade names	58,710	—	58,710	Indefinite
Trade names (finite-lived)	12,379	(10,170)	2,209	4.3
Other intangible assets	10,641	(10,065)	576	5.6

Total	$657,185	$(357,500)	$299,685

Amortization expense for finite-lived intangible assets was $61.7 million, $61.3 million and $70.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense in millions for the next five years for the intangible assets acquired in all acquisitions completed by us on or prior to December 31, 2011 is as follows:

2012	$57.1 million
2013	$50.3 million
2014	$42.3 million
2015	$34.6 million
2016	$25.7 million

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The trade name intangible asset for three acquisitions (InterCall in 2003, Intrado in 2006, and TeleVox in 2007) have been determined to have an indefinite life based on management’s current intentions. If factors were to change that would indicate the need to assign a finite life to these assets, we will do so and will commence amortization. During the fourth quarter of 2011, we performed our annual impairment analysis for these trade names using the relief-from-royalty methodology. No trade names were determined to be impaired during 2011.

During 2011, it was determined that the use of Positron and ConferenceCall.com as trade names, previously considered indefinite lived, should be changed to a finite life as current customers are moved toward greater recognition of the Intrado brand name for the next generation of Public Safety services and the InterCall brand name for Unified Communications services.

The following table summarizes the finite-lived intangible assets acquired in the acquisitions made since January 1, 2010:

	Customer Relationships		Non-Compete Agreements	Trade Names		Amortization Period (Years)	Amortization recorded in
(Amounts in thousands)		Technology			Total		2011	2010
2011 Acquisitions:
PivotPoint	$8,500	$2,121	$170	$—	$10,791	1.5 to 10	$1,371	$—
Contact One	1,500	1,000	220	65	2,785	3 to 10	164	—
Smoothstone	29,400	15,400	2,650	1,160	48,610	1.5 to 15	3,420	—
Unisfair	2,700	8,000	—	260	10,960	3 to 10	1,889	—
TFCC	13,600	2,250	690	710	17,250	5 to 15	1,791	—
POSTcti	1,767	1,445	37	610	3,859	3 to 10	722	—
2010 Acquisitions:
SPN	—	440	110	—	550	4 to 5	132	22
TuVox	4,270	3,600	—	37	7,907	0.5 to 18	1,169	110
Holly	1,240	2,900	—	160	4,300	3 to 5	1,001	551
SKT	670	—	38	90	798	1 to 4	206	220

	$63,647	$37,156	$3,915	$3,092	$107,810		$11,865	$903

4.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, in thousands, consisted of the following:

	December 31,
	2011	2010
Land and improvements	$8,209	$7,428
Buildings	101,972	98,197
Telephone and computer equipment	808,047	719,311
Office furniture and equipment	64,963	64,242
Leasehold improvements	107,906	108,177
Construction in progress	41,973	34,850

	$1,133,070	$1,032,205

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

We lease certain land, buildings and equipment under operating leases which expire at varying dates through April 2022. Rent expense on operating leases was approximately $42.5 million, $44.8 million and $53.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, exclusive of related-party lease expense. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, in thousands, are as follows:

Year Ending December 31,	Non- Related Party Operating Leases	Related Party Operating Lease	Total Operating Leases
2012	$31,573	$731	$32,304
2013	21,797	731	22,528
2014	16,094	487	16,581
2015	11,448	—	11,448
2016	7,498	—	7,498
2017 and thereafter	28,592	—	28,592

Total minimum obligations	$117,002	$1,949	$118,951

5.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	December 31,
	2011	2010
Deferred revenue and customer deposits	$78,173	$48,845
Accrued wages	54,259	46,673
Interest payable	47,724	31,318
Accrued other taxes (non-income related)	37,980	38,846
Accrued phone	27,500	25,568
Income taxes payable	17,997	1,055
Accrued employee benefit costs	12,763	17,214
Accrued lease expense	7,211	8,695
Interest rate hedge position	5,194	26,123
Accrued settlements	1,250	4,307
Other current liabilities	33,385	35,344

	$323,436	$283,988

6.	RELATED PARTIES

Management Services

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to the management services agreement entered into in connection with the consummation of the recapitalization. The fees for services and expenses were $4.1 million for the year ended December 31, 2011

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

and $4.2 million each year for the years ended December 31, 2010 and 2009. On October 2, 2009, the Company filed a Registration Statement on Form S-1 (Registration No. 333-162292) with the Securities Exchange Commission and amendments to the Registration Statement on November 6, 2009, December 1, 2009, December 16, 2009, February 16, 2010, April 14, 2011, August 17, 2011, September 9, 2011 and November 2, 2011. Upon successful completion of the Proposed Offering, the contract for management services with the affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC would be terminated. The early termination of this agreement will require a payment of an amount equal to the net present value (using a discount rate equal to the then prevailing yield on the U.S. Treasury Securities of like maturity) of the $4.0 million annual management fee that would have been payable under the management services agreement from the date of termination until the seventh anniversary of such termination, such fee to be due and payable at the closing of the offering.

Lease

We lease certain office space owned by a partnership whose partners own approximately 24% of our common stock at December 31, 2011. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2011, 2010 and 2009. The lease expires in 2014.

7.	LONG-TERM OBLIGATIONS

Long-term obligations, in thousands, consisted of the following as of:

	December 31,
	2011	2010
Senior Secured Term Loan Facility, due 2013	$448,434	$450,210
Senior Secured Term Loan Facility, due 2016	1,467,931	1,483,356
Senior Secured Revolving Credit Facility, due 2012	—	—
Senior Secured Revolving Credit Facility, due 2016	—	—
11% Senior Subordinated Notes, due 2016	450,000	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,516,365	3,533,566

Less: current maturities	(15,425)	(15,425)

Long-term obligations	$3,500,940	$3,518,141

On October 5, 2010, we issued $500.0 million aggregate principal amount of 8 5/8% Senior Notes due 2018, and used the gross proceeds of the notes issuance to repay $500.0 million of our senior secured term loan facility due 2013.

On November 24, 2010, we issued $650.0 million aggregate principal amount of 7 7/8% Senior Notes due 2019, and used the gross proceeds of the notes issuance to repay $650.0 million of our 9 1/2% Senior Notes due 2014.

Interest expense during 2011, 2010 and 2009 on these long-term obligations was approximately $267.7 million, $252.7 million and $250.8 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Future maturities of long-term debt, in thousands, were:

Year Ending December 31,	Amount
2012	$15,425
2013	$463,859
2014	$15,425
2015	$15,425
2016	$1,856,231
Thereafter	$1,150,000

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

After giving effect to the prepayment of amortization payments payable in respect of the term loans due 2013, the amended and restated senior secured term loan facility requires annual principal payments of approximately $15.4 million, paid quarterly with balloon payments at maturity dates of October 24, 2013 and July 15, 2016 of approximately $450.2 million and $1,398.5 million, respectively. Pricing of the amended and restated senior secured term loan facility, due 2013, is based on our corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at December 31, 2011), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at December 31, 2011). The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at December 31, 2011), and from 3.00% to 3.625% for Base Rate loans (Base Rate plus 3.25% at December 31, 2011). The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2011 and 2010 were 6.22% and 5.21%, respectively.

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

The original maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 2.0% at December 31, 2011), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 1.0% at December 31, 2011). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the original maturity senior secured revolving credit facility during 2011 and 2010 was $1.3 million and $13.1 million, respectively. The highest balance outstanding on the original maturity senior secured revolving credit facility during 2011 and 2010 was $14.7 million and $80.9 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The extended maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at December 31, 2011), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 2.0% at December 31, 2011). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the extended maturity senior secured revolving credit facility during 2011 was $3.5 million. The highest balance outstanding on the extended maturity senior secured revolving credit facility during 2011 was $35.8 million. Prior to 2011, there had been no borrowings on the extended maturity senior secured revolving credit facility since its inception on October 5, 2010.

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

Subsequent to December 31, 2011, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $848.6 million, including the aggregate amount of $617.6 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2016 Senior Subordinated Notes

Our $450.0 million aggregate principal amount of 11% senior subordinated notes due 2016 (the “2016 Senior Subordinated Notes”) bear interest that is payable semiannually.

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

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2018 Senior Notes

On October 5, 2010, we issued $500 million aggregate principal amount of 8 5/8% senior notes that mature on October 1, 2018 (the “2018 Senior Notes”).

At any time prior to October 1, 2014, we may redeem all or a part of the 2018 Senior Notes at a redemption price equal to 100% of the principal amount of 2018 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2018 Senior Notes) and accrued and unpaid interest to the date of redemption, subject to the rights of holders of 2018 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

At any time prior to November 15, 2014, we may redeem all or a part of the 2019 Senior Notes at a redemption price equal to 100% of the principal amount of 2019 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2019 Senior Notes) and accrued and unpaid interest, to the date of redemption, subject to the rights of holders of 2019 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after November 15, 2014, we may redeem the 2019 Senior Notes in whole or in part at the redemption prices (expressed as percentages of principal amount of the 2019 Senior Notes to be redeemed) set forth below plus accrued and unpaid interest thereon, to the applicable date of redemption, subject to the right of holders of 2019 Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on November 15 of each of the years indicated below:

Year	Percentage
2014	103.938
2015	101.969
2016 and thereafter	100.000

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association, was amended and extended. The amended and extended facility provides an additional $25.0 million of available financing for a total of $150.0 million and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points to 50 basis points and lowers the LIBOR spread on borrowings by 150 basis points to 175 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At December 31, 2011 and 2010, the facility was undrawn. The highest balance outstanding during 2011 and 2010 was $84.5 million and $20.0 million, respectively.

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

Debt Covenant Compliance

At December 31, 2011, we were in compliance with the covenants associated with all of our credit facilities.

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

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At December 31, 2011, the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

notional amount of debt outstanding under interest rate swap agreements was $1.0 billion. The fixed interest rate on the interest rate swaps ranges from 1.685% to 2.60%. During 2011, three interest rate swaps with a notional value of $600.0 million matured. The interest rate on these three interest rate swaps ranged from 3.38% to 3.532%.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$5,194	Accrued expenses	$21,765
Interest rate swaps	Other long-term liabilities	1,911	Other long-term liabilities	5,725

		7,105		27,490
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses	—	Accrued expenses	4,358

Total derivatives		$7,105		$31,848

The following presents, in thousands, the impact of interest rate swaps on the consolidated statements of operations for 2011, 2010 and 2009, respectively.

Derivatives designated as hedging instruments	Amount of gain (loss) recognized in OCI for the years ended December 31,			Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the years ended December 31,
	2011	2010	2009	2011	2010	2009
Interest rate swaps	$7,260	$(4,602)	$9,373	$202	$179	$1,973

Location of (gain) loss reclassified from OCI into net income				Amount of (gain) loss reclassified from OCI into net income for the years ended December 31,
				2011	2010	2009
Interest expense				$5,188	$—	$2,057

9.	INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
Federal	$57,339	$(12,202)	$42,298
Foreign	147,188	132,982	105,538

	$204,527	$120,780	$147,836

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2011	2010	2009
Current income tax expense:
Federal	$3,456	$8,174	$3,389
State	5,321	3,547	4,952
Foreign	44,541	27,918	20,247

	53,318	39,639	28,588

Deferred income tax expense (benefit):
Federal	26,183	14,290	6,946
State	2,750	1,225	595
Foreign	(5,217)	5,322	20,733

	23,716	20,837	28,274

Total income tax expense	$77,034	$60,476	$56,862

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Goodwill impairment	0.0%	11.2%	0.0%
Change in valuation allowance	-2.6%	0.0%	0.0%
Share based compensation	1.9%	0.0%	0.0%
State income taxes, net of Federal benefit	1.6%	2.1%	2.4%
Federal tax credits	-1.0%	-1.6%	-1.5%
Uncertain tax positions	-0.6%	1.3%	0.8%
Foreign items	3.6%	1.2%	1.4%
Non-deductible meals	0.2%	0.4%	0.3%
Noncontrolling interest in net income	0.0%	0.0%	-0.7%
Other	-0.4%	0.5%	0.7%

	37.7%	50.1%	38.4%

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Significant temporary differences between reported financial and taxable earnings that give rise to deferred tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2011	2010
Deferred income tax assets:
Net operating loss carryforwards	$136,159	$139,756
Accrued expenses	16,292	21,149
Tax credits	13,022	15,510
Benefit plans	22,248	14,662
Interest rate hedge activities	2,934	10,564
Reserves not currently deductible for tax purposes	9,700	4,682
Allowance for doubtful accounts	2,937	2,453
Foreign currency translation	3,373	8,065
Other	3,253	4,737

Gross deferred income tax assets	209,918	221,578

Less valuation allowance	(114,686)	(119,684)

Total deferred income tax assets	$95,232	$101,894

Deferred tax liabilities:
Acquired intangibles amortization	$142,235	$120,020
Excess tax depreciation over financial depreciation	32,135	25,212
International earnings	27,097	15,603
Prepaid expenses	5,218	4,972

Total deferred tax liabilities	206,685	165,807

Net deferred tax liability	$111,453	$63,913

Deferred tax assets / liabilities included in the balance sheet are:
Deferred income tax asset—current	$10,068	$29,968
Deferred income tax liability—long-term	121,521	93,881

Net deferred income taxes	$111,453	$63,913

At December 31, 2011, we had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $350.1 million which resulted in a net deferred tax asset of $32.6 million available to reduce future taxes. The NOL carryforwards are all attributable to acquired companies. We also have foreign tax credit carry forwards of $1.9 million that can be offset against foreign income tax in future years. The foreign tax credits can be carried forward for twenty years from the date of origin. The deferred tax assets at December 31, 2011, that are associated with NOLs and tax credit carryforwards, in the significant tax jurisdictions, not reduced by valuation allowances expire in periods starting 2012 through 2031. In connection with the Smoothstone and Unisfair acquisitions, we assumed U.S. NOLs of approximately $13.9 million and approximately $19.8 million of Israel NOLs, respectively. The Smoothstone NOLs are subject to limitations under Internal Revenue Code Section 382, however, we believe it is more likely than not that these NOLs will be utilized to offset future taxable income. The Unisfair NOLs are limited under the applicable Israel tax rules, and we do not believe the utilization of these NOLs is more likely than not. The valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, were $114.7 million at December 31, 2011 and $119.7 million at December 31, 2010. Our valuation allowance decreased by $5.0 million in 2011 as a result of the following: releasing valuation allowances related to the utilization of NOLs during the year that had full valuation allowances, new information

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

on acquired NOLs and planning related to the utilization of future NOLs. Also included in the net long-term deferred tax liability are offsetting amounts, $15.6 million, relating to cancellation of indebtedness (income) and original issue discount (interest expense) related to the Fifth Amendment of the Credit Agreement entered into on August 28, 2009 and the Amendment and Restatement entered into on October 5, 2010.

In 2011, 2010, and 2009, income tax benefits attributable to employee stock option transactions of $1.4 million, $1.6 million and $1.7 million, respectively were allocated to shareholders’ equity.

In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. The number of tax years that remain open and subject to tax audits varies depending upon the tax jurisdiction. Our most significant taxing jurisdictions include the U.S., United Kingdom and France. The French Tax Authorities are auditing 2008, 2009 and 2010. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At December 31, 2011, we believe the aggregate amount of any additional tax liabilities that may result from examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

The following summarizes the activity related to our unrecognized tax benefits recorded in accordance with ASC 740-10 in 2011, 2010 and 2009, in thousands:

Balance at January 1, 2009	$15,398
Increases for positions taken in current year	1,128
Increases for positions taken in prior years	1,847
Decreases for positions taken in prior years	—
Decrease due to settlements with taxing authorities	(433)
Expiration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2009	17,940
Increases for positions taken in current year	4,283
Decreases for positions taken in prior years	—
Decrease due to settlements with taxing authorities	(539)
Expiration of the statute of limitations for the assessment of taxes	(2,248)

Balance at December 31, 2010	19,436
Increases for positions taken in current year	3,680
Decreases for positions taken in prior years	(3,817)
Decrease due to settlements with taxing authorities	(2,309)

Balance at December 31, 2011	$16,990

The unrecognized tax benefits at December 31, 2011 included $11.1 million of tax benefits that, if recognized, would affect our effective tax rate. We recognize interest related to unrecognized tax benefits and penalties as income tax expense. During 2011, 2010 and 2009, we reduced the accrued interest by approximately $0.4 million, and during 2010 and 2009 we increased the interest accrual by $0.1 million and $1.0 million, respectively. During 2011, we reduced the accrual of penalties related to uncertain tax positions by approximately $0.5 million, and during 2010 and 2009 we increased the penalty accrual by approximately $0.0 million and $0.2 million, respectively. At December 31, 2011 and 2010, the aggregate recorded liability for interest and potential penalties was $6.2 million and $7.0 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

We have historically determined that the undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability totaling $27.1 million and $15.6 million at December 31, 2011 and 2010, respectively, on such foreign source income. For the years ended December 31, 2011 and December 31, 2010, we have evaluated our liquidity requirements in the United States and the capital requirements of our foreign subsidiaries and accrued U.S. taxes on $145.4 million and $97.8 million of unremitted foreign earnings and profits. We have determined we currently have foreign earnings of approximately $187.0 million at December 31, 2011, which will be indefinitely reinvested, and therefore deferred income taxes of approximately $31.8 million have not been provided on such foreign subsidiary earnings.

10.	FAIR VALUE DISCLOSURES

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

	Fair Value Measurement at December 31, 2011 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$29,535	$29,535	$—	$—	$29,535

Liabilities
Interest rate swaps	$7,105	$—	$7,105	$—	$7,105

	Fair Value Measurement at December 31, 2010 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$26,834	$26,834	$—	$—	$26,834

Liabilities
Interest rate swaps	$31,848	$—	$31,848	$—	$31,848

The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes at December 31, 2011 was approximately $3,529.0 million compared to the carrying amount of $3,516.4 million. The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes at December 31, 2010 was approximately $3,604.6 million compared to the carrying amount of $3,533.6 million.

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC Topic 820. As such, working capital, property and equipment, goodwill, and other finite-lived intangible assets for our West Direct reporting unit with a net carrying amount totaling $44.2 million were written down to their fair value of $6.5 million during 2010. These write-downs resulted in a total impairment charge, recorded in SG&A of $37.7 million, which represented the balance of goodwill for the reporting unit. The fair value was determined using a discounted cash flows methodology.

11.	OFF—BALANCE SHEET ARRANGEMENTS

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of certain operating subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through February 2013 and are renewed as required. The outstanding commitments on these obligations at December 31, 2011 and 2010 were $20.0 million and $23.3 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plan

We have a 401(k) plan, which covers substantially all employees eighteen years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit, whichever is less, if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $8.3 million, $7.5 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In the United Kingdom we have a Group Personal Pension Plan which is available to all employees upon the successful completion of their 3 month probationary period. Under the plan, we match employee contributions up to a maximum of 3% of their base salary. Contributions are invested immediately in the members own fund choice or the default investment option should members not wish to make their own investment choices. Total employer contributions under the plan were approximately $1.0 million, $0.9 million, and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In Canada we have a Deferred Profit Sharing Plan (“DPSP”) and a Group RRSP, which covers substantially all employees who have materially and significantly contributed to the prosperity and profits of the Company. Under the plan, we match 50% of employees’ regular contributions to the Group RRSP up to 3% of their earnings or the statutory limit, whichever is less. Our matching contributions vest 100% on the second anniversary of membership in the DPSP. Total employer contributions under the plan were approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, subject to the combined limits of the 401(k) plan and the Trust. Matching contributions 100% vest after completion of three years of service. Our total contributions under the plan for the years ended December 31, 2011, 2010 and 2009 were approximately $2.0 million each year. Assets under the Trust at December 31, 2011 and 2010 were $28.3 million and $25.3 million, respectively.

We also maintain a Nonqualified Deferred Compensation Plan (as amended from time to time, the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees approved by the board of directors may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or in notional equity shares. We match a percentage of any amounts invested in notional equity shares (50% during 2011, 2010 and 2009). Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or the date the executive first participates in the Deferred Compensation Plan. Amounts deferred under the Deferred Compensation Plan and any earnings credited thereunder shall be held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors. Our total contributions for the years ended

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

December 31, 2011, 2010 and 2009 under the plan were approximately $2.0 million, $1.2 million and $2.2 million, respectively. Assets under the Deferred Compensation Plan at December 31, 2011 and 2010 were $43.8 million and $41.0 million, respectively.

2006 Executive Incentive Plan

On December 30, 2011, our Board of Directors approved amendments to certain of our compensation plans. The Board of Directors approved an amendment to the Company’s 2006 Executive Incentive Plan which amendment increased the maximum number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”) that may be issued pursuant to or subject to outstanding awards under the 2006 EIP from 11,276,291 to 38,435,427. Such increased pool is in addition to shares issuable upon exercise of rollover options. The Board of Directors also took action in accordance with the terms of the 2006 EIP to adjust the number and kind of shares of stock or securities subject to awards outstanding under the 2006 EIP to give effect to the Conversion and the Reclassification.

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

Stock option activity under the 2006 EIP for the years ended December 31, 2011, 2010 and 2009 is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2009	504,847	2,523,500	$2.26
Granted	(292,500)	292,500	3.61
Canceled	242,000	(242,000)	2.36
Exercised	—	(72,500)	1.64

Balance at December 31, 2009	454,347	2,501,500	2.42
Granted	(235,000)	235,000	9.04
Canceled	114,100	(114,100)	3.22
Exercised	—	(78,400)	2.00

Balance at December 31, 2010	333,447	2,544,000	3.00
Granted	(160,000)	160,000	10.60
Canceled	101,500	(101,500)	6.37
Exercised	—	(78,000)	2.05
December, 2011 amendment to the Plan	27,159,136	—	—

Balance at December 31, 2011	27,434,083	2,524,500	$3.38

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

At December 31, 2011, we expect that 72% of options granted will vest over the vesting period.

At December 31, 2011, the intrinsic value of vested options was approximately $2.0 million.

The following table summarizes the information on the options granted under the EIP at December 31, 2011:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,710,500	4.94	$1.64	1,687,500	$1.64
$3.61	220,000	7.00	$3.61	132,000	$3.61
$6.36	249,000	6.08	$6.36	153,000	$6.36
$9.04	205,000	8.33	$9.04	41,000	$9.04
$10.60	140,000	9.08	$10.60	—	—

$1.64 - $10.60	2,524,500	5.74	$3.38	2,013,500	$2.28

Executive Management Rollover Options
Class A and Class L Equity Strip Options	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2009	17	357,974	$33.48
Canceled	—	—	—
Exercised	—	(62,520)	33.66

Balance at December 31, 2009	17	295,454	33.33
Canceled	—	—	—
Exercised	—	(8,128)	33.00

Balance at December 31, 2010	17	287,326	33.34
Canceled	—	—	—
Exercised	—	(18,975)	32.08

Conversion and reclassification	804	12,690,319	(32.7377)

Balance at December 31, 2011	821	12,958,670	$0.6923

Prior to the conversion, an Equity Strip was comprised of eight options of Class A common stock and one option of Class L common stock. The rollover options are fully vested.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The following table summarizes the outstanding and exercisable information on management rollover options granted under the EIP at December 31, 2011:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.5846	147,115	0.8	$0.5846
$0.6834	11,246,669	0.9	$0.6834
$0.7043	425,918	1.0	$0.7043
$0.7900	1,138,968	0.9	$0.7900

$0.5846 - $0.79	12,958,670	0.9	$0.6923

The aggregate intrinsic value of these options at December 31, 2011 was approximately $45.3 million.

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

At December 31, 2011 and 2010, there was approximately $1.0 million and $1.3 million of unrecorded and unrecognized compensation cost related to unvested stock options under the EIP, respectively.

Restricted Stock

The Company is party to Restricted Stock Award and Special Bonus Agreements and Restricted Stock Award Agreements (collectively, “Restricted Stock Agreements”) with certain officers and employees of the Company, which Restricted Stock Agreements provide for the issuance of shares of Common Stock that are subject to time or performance vesting. On December 30, 2011, the Board of Directors approved the amendment of the Restricted Stock Agreements with each of the current employees party to a Restricted Stock Agreement with the Company in accordance with the terms of the 2006 EIP to provide for immediate vesting of all shares awarded thereunder outstanding for more than five years, such vesting to become effective as of the Conversion. For shares outstanding for less than five years, the board of directors approved the amendment to the Restricted Stock Agreement to provide for vesting of all such awards upon the earlier of the five year anniversary of grant and a change of control of the Company. The amendments to the Restricted Stock Agreements provided for the acceleration of an aggregate of 4,371,864 shares of Common Stock. Previously, Tranches 2 and 3 of these awards vested only upon meeting certain performance criteria and therefore share based compensation had not been recognized. The amendments to the Restricted Stock Agreements resulted in the recognition of $18.5 million of share based compensation in selling general and administrative expense for the fair value of the vested Tranche 2 and 3 shares which had been outstanding for more than five years for the year ended December 31, 2011.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Prior to the December 30, 2011 amendment of the Restricted Stock Agreements, grants of restricted stock under the EIP were in three Tranches; 33.33% of the shares in Tranche 1, 22.22% of the shares in Tranche 2 and 44.45% of the shares in Tranche 3. Restricted stock acquired under the EIP will vest during the grantee’s employment by the Company or its subsidiaries in accordance with the provisions of the EIP, as follows: The Tranche 1 shares will vest over a period of five years, with 20% of the shares becoming vested at the end of each year. Notwithstanding the above, 100% of a grantee’s outstanding and unvested Tranche 1 shares shall vest immediately upon a change of control. The vesting schedule for Tranche 2 and Tranche 3 shares previously were subject to the Total Return of the Sponsors and the Sponsor internal rate of return as of an exit event, subject to certain terms and conditions.

Restricted Stock activity under the EIP for 2011, 2010 and 2009 are set forth below:

		Restricted Stock Outstanding
	Restricted Stock Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	177,583	8,015,010	$1.50
Granted	(425,000)	425,000	8.72
Canceled	333,350	(333,350)	1.43

Balance at December 31, 2009	85,933	8,106,660	1.88
Granted	(2,500)	2,500	9.04
Canceled	146,670	(146,670)	3.00
Purchased as treasury shares	—	(28,330)	2.01

Balance at December 31, 2010	230,103	7,934,160	1.85
Granted	—	—	—
Purchased as treasury shares		(8,770)	1.43

Balance at December 31, 2011	230,103	7,925,390	$1.85

The following table summarizes the information on the restricted stock granted under the EIP at December 31, 2011:

Outstanding				Vested
Range of Grant Prices	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
$ 1.43	7,427,890	4.92	$1.43	7,134,546	$1.43
$ 3.61	25,000	7.00	$3.61	3,333	$3.61
$ 6.36	70,000	6.08	$6.36	13,999	$6.36
$ 9.04	402,500	8.00	$9.04	53,495	$9.04

$1.43 - $9.04	7,925,390	5.09	$1.85	7,205,373	$1.85

We account for the restricted stock in accordance with ASC 718. Share based compensation for 2011, 2010 and 2009 for the EIP restricted stock grants was approximately $19.9 million, $1.5 million and $1.1 million, respectively. No restricted stock was granted in 2011. The weighted average fair value of the restricted stock

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

granted under the EIP in 2010 was $9.04. We have estimated the fair value of EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the EIP option awards.

At December 31, 2011 and 2010, there was approximately $0.8 million and $2.2 million of unrecorded and unrecognized compensation cost related to Tranche 1 unvested restricted stock under the EIP, respectively. At December 31, 2011, there was approximately $2.3 million of unrecorded and unrecognized compensation cost related to Tranches 2 and 3 unvested restricted stock under the EIP.

The components of stock-based compensation expense in thousands are presented below:

	Year Ended December 31,
	2011	2010	2009
Stock options	$693	$609	$587
Restricted stock	19,857	1,489	1,114
Deferred compensation—notional shares	2,791	2,135	2,139

	$23,341	$4,233	$3,840

The net income effect of stock-based compensation expense for 2011, 2010 and 2009 was approximately $19.0 million, $2.6 million and $2.4 million, respectively.

13.	EARNINGS PER SHARE

On October 2, 2009, the Company announced its intention to commence an equity offering and accordingly is providing the following information related to earnings per share.

On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock and thereafter the reclassification of all of our Class A Common Stock as a single class of Common Stock. As a result, earnings per share calculations in future periods will be presented as a single class of Common Stock.

Through December 30, 2011, we had two classes of common stock (Class L stock and Class A stock) outstanding. Each Class L share was entitled to a priority return preference equal to the sum of (x) $90 per share base amount plus (y) an amount sufficient to generate a 12% internal rate of return on that base amount from the date of the recapitalization until the priority return preference was paid in full or converted to Class A shares. Each Class L share also participated in any equity appreciation beyond the priority return on the same per share basis as the Class A shares. Class A shares participated in the equity appreciation after the Class L priority return was satisfied.

The Class L stock was considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with ASC 260 Earnings Per Share. Losses were not allocated to the Class L stock in the computation of basic earnings per share as the Class L stock was not obligated to share in losses.

Basic earnings per share (“EPS”) excludes the effect of common stock equivalents and is computed using the “two-class” computation method, which divides earnings attributable to the Class L preference from total earnings. Any remaining income or loss is attributed to the common shares. Diluted earnings per share reflects

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Year Ended December 31,
(Amount in thousands)	2011	2010	2009
Net income—West Corporation	$127,493	$60,304	$88,229
Less: accretion of Class L Shares	171,567	170,265	173,657
Net loss attributable to common stock	(44,074)	(109,961)	(85,428)
Income attributable to Class L Shares (1)	171,567	170,265	173,657

(1)	Prior to the Conversion, the Class L shareholders were allocated their priority return which is equivalent to the accretion, while any losses were allocated to common shareholders as the Class L shareholders did not have a contractual obligation to share in losses.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2011	2010	2009
Earnings (loss) per common share:
Basic Class L	$17.18	$17.07	$17.45
Basic common stock	$(0.50)	$(1.25)	$(0.98)

Diluted Class L	$16.48	$16.37	$16.67
Diluted common stock	$(0.50)	$(1.25)	$(0.98)

Weighted average number of shares outstanding:
Basic Class L	9,984	9,975	9,954
Basic common stock	87,912	87,955	87,588

Dilutive impact of stock options:

Class L	424	424	455
Common stock	—	—	—

Diluted Class L	10,408	10,399	10,409
Diluted common stock	87,912	87,955	87,588

For purposes of calculating the diluted earnings per share for the common stock, options outstanding to purchase common stock shares at December 31, 2011, 2010 and 2009 have been excluded from the computation of diluted common stock shares outstanding because the effect is anti-dilutive.

14.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and certain of our subsidiaries are defendants in various litigation matters and are subject to claims from our clients for indemnification, some of which may involve claims for damages that are substantial in amount. We do not believe the disposition of claims currently pending will have a material effect on our financial position, results of operations or cash flows.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

15.	BUSINESS SEGMENTS

We operate in two business segments:

Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions; and

Communication Services, including emergency communications, automated call processing and agent-based services.

	For the year ended December 31,
	2011	2010	2009
Revenue:
Unified Communications	$1,364,032	$1,220,216	$1,126,544
Communication Services	1,137,900	1,173,945	1,254,547
Intersegment eliminations	(10,607)	(5,950)	(5,343)

Total	$2,491,325	$2,388,211	$2,375,748

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$85,566	$87,278	$91,491
Communication Services	86,342	83,052	96,856

Total	$171,908	$170,330	$188,347

Operating Income:
Unified Communications	$363,226	$320,411	$296,096
Communication Services	104,902	99,770	104,517

Total	$468,128	$420,181	$400,613

Capital Expenditures:
Unified Communications	$61,063	$51,077	$57,529
Communication Services	46,952	50,515	49,273
Corporate	12,107	20,457	15,866

Total	$120,122	$122,049	$122,668

	As of December 31,
	2011	2010	2009
Assets:
Unified Communications	$1,620,444	$1,401,242	$1,395,714
Communication Services	1,379,125	1,375,643	1,436,222
Corporate	227,949	228,365	213,326

Total	$3,227,518	$3,005,250	$3,045,262

Platform-based service revenue includes services provided in both the Unified Communications Services and Communication Services segments, while agent-based service revenue is provided in the Communication Services segment. Revenue from platform-based services was $1,759 million, $1,620 million and $1,524 million in 2011, 2010 and 2009, respectively.

For 2011, 2010 and 2009, our largest 100 clients represented approximately 55%, 57% and 56% of total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during 2011, 2010 and 2009 was approximately 10%, 11% and 12%, respectively. AT&T represented approximately 7% of our gross receivables at December 31, 2011 and 2010.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

No individual country outside of the U.S. accounted for greater than 10% of aggregate revenue for 2011, 2010 or 2009. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	2011	2010	2009
Revenue:
Americas—United States	$2,018,179	$1,979,372	$2,020,850
Europe, Middle East & Africa (EMEA)	292,397	263,603	240,990
Asia Pacific	154,238	125,267	94,497
Americas—Other	26,511	19,969	19,411

Total	$2,491,325	$2,388,211	$2,375,748

	As of December 31,
	2011	2010	2009
Long-Lived Assets:
Americas—United States	$2,373,428	$2,192,157	$2,248,274
Europe, Middle East & Africa (EMEA)	206,598	210,689	240,393
Asia Pacific	21,599	19,646	10,458
Americas—Other	4,107	5,731	2,521

Total	$2,605,732	$2,428,223	$2,501,646

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $4.2 million, ($2.8) million and $2.6 million in 2011, 2010 and 2009, respectively.

16.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2011, three customers accounted for $44.5 million or 10.8% of gross accounts receivable, compared to $40.3 million, or 11.0% of gross receivables at December 31, 2010. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. At February 7, 2012, $38.9 million, or 87%, of the December 31, 2011 accounts receivable from the three customers noted above had been received.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$243,825	$231,698	$256,761
Cash paid for redemption call premium on 2014 Senior Notes	$—	$32,759	$—
Cash paid for income taxes, net of $8,069, $ 1,033 and $2,084 for refunds in 2011, 2010 and 2009	$28,934	$28,439	$33,538
SUPPLEMENTAL DISCLOSURE OF CASH INVESTING ACTIVITIES:
Purchase of portfolio receivables	$—	$—	$1,722
Collections applied to principal of portfolio receivables	$—	$13,739	$39,063
SUPPLEMENTAL DISCLOSURE OF CASH FINANCING ACTIVITIES:
Payments of portfolio notes payable	$—	$686	$34,694
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$15,531	$13,322	$9,464
Acquisition of property through assumption of long-term obligations	$—	$—	$4,008
Settlement of portfolio receivables	$—	$—	$56,182
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Conversion of Class L common shares to Class A common shares	$1,675,434	$—	$—
Stock and stock options exchanged in cashless exercises of stock options	$1,688	$—	$—
Settlement of non-recourse portfolio notes payable	$—	$—	$56,598

Our 2010 and 2009 supplemental disclosure of acquisition of property through accounts payable commitments has been corrected from our original 2010 presentation to present amounts that remain unpaid at the end of the reporting period. The correction resulted in an increase of $9,464 and $9,324 in 2010 and 2009, respectively. The correction had no impact on the consolidated financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2011 and 2010, in thousands.

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011 (1)
Revenue	$610,818	$622,820	$632,803	$624,884	$2,491,325
Cost of services	271,603	276,220	284,406	281,060	1,113,289

Gross Profit (4)	339,215	346,600	348,397	343,824	1,378,036
SG&A	220,408	223,849	216,450	249,201	909,908

Operating income	118,807	122,751	131,947	94,623	468,128

Net income	$34,580	$34,378	$37,347	$21,188	$127,493

	Three Months Ended				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010 (2)	December 31, 2010 (3)
Revenue	$599,821	$596,549	$592,410	$599,431	$2,388,211
Cost of services	260,823	263,433	259,723	273,029	1,057,008

Gross Profit (4)	338,998	333,116	332,687	326,402	1,331,203
SG&A	221,753	214,639	258,818	215,812	911,022

Operating income	117,245	118,477	73,869	110,590	420,181

Net income (loss)	$36,003	$36,293	$(8,429)	$(3,563)	$60,304

(1)	Results of operations in the fourth quarter of 2011 were affected by a pre-tax $18.5 million share based compensation expense for the modification of vesting criteria of restricted stock grants. $12.1 million was not deductible for tax purposes.
(2)	Results of operations in the third quarter of 2010 were affected by the Communication Services segment recording a $37.7 million goodwill impairment charge which was not deductible for tax purposes.
(3)	Net loss in the fourth quarter of 2010 was affected by $52.8 million of pre-tax refinancing expense.
(4)	Depreciation and amortization expenses are included in our SG&A and therefore our gross profit may not be comparable to that of other companies.

19.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,970,681	$520,644	$—	$2,491,325
COST OF SERVICES	—	897,639	215,650	—	1,113,289
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,927	733,967	156,014	—	909,908

OPERATING INCOME	(19,927)	339,075	148,980	—	468,128
OTHER INCOME (EXPENSE):
Interest Expense, net of income	(165,856)	(117,986)	14,426	—	(269,416)
Subsidiary Income	270,245	121,029	—	(391,274)	—
Other, net	1,457	17,197	(12,839)	—	5,815

Other expense	105,846	20,240	1,587	(391,274)	(263,601)
INCOME BEFORE INCOME TAX EXPENSE	85,919	359,315	150,567	(391,274)	204,527
INCOME TAX EXPENSE (BENEFIT)	(41,574)	89,986	28,622	—	77,034

NET INCOME—WEST CORPORATION	$127,493	$269,329	$121,945	$(391,274)	$127,493

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,945,300	$442,911	$—	$2,388,211
COST OF SERVICES	—	883,559	173,449	—	1,057,008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,707	768,656	137,659	—	911,022

OPERATING INCOME	(4,707)	293,085	131,803	—	420,181
OTHER INCOME (EXPENSE):
Interest Expense, net of income	(157,501)	(105,042)	10,074	—	(252,469)
Refinancing Expense	(52,804)	—	—	—	(52,804)
Subsidiary Income	192,854	91,665	—	(284,519)	—
Other, net	6,267	8,726	(9,121)	—	5,872

Other expense	(11,184)	(4,651)	953	(284,519)	(299,401)
INCOME BEFORE INCOME TAX EXPENSE	(15,891)	288,434	132,756	(284,519)	120,780
INCOME TAX EXPENSE (BENEFIT)	(76,195)	96,617	40,054	—	60,476

NET INCOME—WEST CORPORATION	$60,304	$191,817	$92,702	$(284,519)	$60,304

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,909,968	$489,618	$(23,838)	$2,375,748
COST OF SERVICES	—	868,400	223,215	(23,838)	1,067,777
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,623	761,409	143,326	—	907,358

OPERATING INCOME	(2,623)	280,159	123,077	—	400,613
OTHER INCOME (EXPENSE):
Interest Income	606	(5,790)	5,495	—	311
Interest Expense	(143,778)	(101,216)	(9,109)	—	(254,103)
Subsidiary Income	180,889	122,574	—	(303,463)	—
Other, net	3,097	(38,668)	36,586	—	1,015

Other expense	40,814	(23,100)	32,972	(303,463)	(252,777)

INCOME BEFORE INCOME TAX EXPENSE AND NONCONTROLLING INTEREST	38,191	257,059	156,049	(303,463)	147,836
INCOME TAX EXPENSE (BENEFIT)	(50,038)	77,211	29,689	—	56,862

NET INCOME	88,229	179,848	126,360	(303,463)	90,974
LESS NET INCOME (LOSS)—NONCONTROLLING INTEREST	—	(5)	2,750	—	2,745

NET INCOME—WEST CORPORATION	$88,229	$179,853	$123,610	$(303,463)	$88,229

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,503	$—	$89,572	$(6,239)	$93,836
Trust cash	—	16,446	—	—	16,446
Accounts receivable, net	—	50,480	363,333	—	413,813
Intercompany receivables	—	573,280	—	(573,280)	—
Deferred income taxes receivable	73,709	13,034	462	(77,137)	10,068
Prepaid assets	3,222	25,232	8,588	—	37,042
Other current assets	5,089	306,273	(260,781)	—	50,581

Total current assets	92,523	984,745	201,174	(656,656)	621,786
Property and equipment, net	73,105	243,170	34,580	—	350,855
INVESTMENT IN SUBSIDIARIES	1,460,108	351,329	—	(1,811,437)	—
GOODWILL	—	1,586,988	175,647	—	1,762,635
INTANGIBLES, net	—	283,807	49,340	—	333,147
OTHER ASSETS	98,673	58,378	2,044	—	159,095

TOTAL ASSETS	$1,724,409	$3,508,417	$462,785	$(2,468,093)	$3,227,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,001	$68,317	$12,360	$(6,239)	$79,439
Intercompany payables	572,554	—	726	(573,280)	—
Accrued expenses	70,680	260,490	69,403	(77,137)	323,436
Current maturities of long-term debt	2,354	13,071	—	—	15,425

Total current liabilities	650,589	341,878	82,489	(656,656)	418,300
LONG-TERM OBLIGATIONS, less current maturities	1,890,134	1,610,806	—	—	3,500,940
DEFERRED INCOME TAXES	22,766	84,918	13,837	—	121,521
OTHER LONG-TERM LIABILITIES	57,333	16,299	9,538	—	83,170
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(896,413)	1,454,516	356,921	(1,811,437)	(896,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,724,409	$3,508,417	$462,785	$(2,468,093)	$3,227,518

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$306,897	$47,529	$(6,239)	$348,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(185,845)	(25,794)	—	(211,639)
Purchase of property and equipment	(12,107)	(89,099)	(16,707)	—	(117,913)
Other	—	99	12	—	111

Net cash flows from investing activities	(12,107)	(274,845)	(42,489)	—	(329,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term revolving credit obligations	(524,300)	—	(262,000)	—	(786,300)
Proceeds from issuance of long-term revolving credit obligations	524,300	—	262,000	—	786,300
Debt issuance costs	(770)	—	(259)	—	(1,029)
Principal payments of long-term obligations	(5,327)	(11,874)	—	—	(17,201)
Payments of capital lease obligations	(849)	(58)	(38)	—	(945)
Repurchase of common stock	(5,845)	—	—	—	(5,845)
Proceeds from stock options exercised, including excess tax benefits	1,840	—	—	—	1,840

Net cash flows from financing activities	(10,951)	(11,932)	(297)	—	(23,180)

Intercompany	33,561	(20,120)	(18,033)	4,592	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	477	—	477
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,503	—	(12,813)	(1,647)	(3,957)
CASH AND CASH EQUIVALENTS, Beginning of period	—	—	102,385	(4,592)	97,793

CASH AND CASH EQUIVALENTS, End of period	$10,503	$—	$89,572	$(6,239)	$93,836

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$239,307	$78,114	$(4,592)	$312,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(23,746)	(9,750)	—	(33,496)
Purchase of property and equipment	(20,457)	(83,403)	(14,331)	—	(118,191)
Collections applied to principal of portfolio receivables	—	13,739	—	—	13,739
Other	—	52	—	—	52

Net cash flows from investing activities	(20,457)	(93,358)	(24,081)	—	(137,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations	(1,327,781)	—	(47,000)	—	(1,374,781)
Proceeds from issuance of long-term obligations	1,254,850	—	47,000	—	1,301,850
Debt issuance costs	(31,083)	—	—	—	(31,083)
Principal payments of long-term obligations	(7,688)	(19,059)	—	—	(26,747)
Payments of capital lease obligations	(2,005)	(52)	(58)	—	(2,115)
Repurchase of common stock	(970)	—	—	—	(970)
Proceeds from stock options exercised, including excess tax benefits	897	—	—	—	897
Payments of portfolio notes payable	—	(686)	—	—	(686)
Other	(16)	—	—	—	(16)

Net cash flows from financing activities	(113,796)	(19,797)	(58)	—	(133,651)

Intercompany	131,904	(126,152)	(16,015)	10,263	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(2,557)	—	(2,557)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,349)	—	35,403	5,671	38,725
CASH AND CASH EQUIVALENTS, Beginning of period	2,349	—	66,982	(10,263)	59,068

CASH AND CASH EQUIVALENTS, End of period	$—	$—	$102,385	$(4,592)	$97,793

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2009
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$175,330	$107,790	$(10,263)	$272,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(23,612)	(8,099)	—	(31,711)
Purchase of portfolio receivables	—	—	(1,722)	—	(1,722)
Purchase of property and equipment	(15,866)	(89,380)	(13,274)	—	(118,520)
Collections applied to principal of portfolio receivables	—	8,467	30,596	—	39,063
Other	—	57	218	—	275

Net cash flows from investing activities	(15,866)	(104,468)	7,719	—	(112,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facilities	(151,187)	—	(50,487)	—	(201,674)
Principal payments of long-term obligations	(6,342)	(18,942)	—	—	(25,284)
Debt issuance costs	(7,968)	—	—	—	(7,968)
Proceeds from stock options exercised, including excess tax benefits	3,200	—	—	—	3,200
Payments of portfolio notes payable	—	(1,603)	(33,091)	—	(34,694)
Noncontrolling interest distributions	—	—	(4,131)	—	(4,131)
Payments of capital lease obligations	(904)	(334)	(55)	—	(1,293)

Net cash flows from financing activities	(163,201)	(20,879)	(87,764)	—	(271,844)

Intercompany	55,742	(57,128)	1,386	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2,330	—	2,330
NET CHANGE IN CASH AND CASH EQUIVALENTS	(123,325)	(7,145)	31,461	(10,263)	(109,272)
CASH AND CASH EQUIVALENTS, Beginning of period	125,674	7,145	35,521	—	168,340

CASH AND CASH EQUIVALENTS, End of period	$2,349	$—	$66,982	$(10,263)	$59,068

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2011

Description (amounts in thousands)	Balance Beginning of Year	Reserves Obtained in Acquisitions	Additions - Charged (Credited) to Cost and Expenses	Deductions - Amounts Charged-Off	Balance End of Year
December 31, 2011—Allowance for doubtful accounts—Accounts receivable	$10,481	$374	$2,762	($1,990)	$11,627

December 31, 2010—Allowance for doubtful accounts—Accounts receivable	$11,819	$268	$4,222	($5,828)	$10,481

December 31, 2009—Allowance for doubtful accounts—Accounts receivable	$12,382	$18	$5,301	($5,882)	$11,819

	Balance Beginning of Year	Valuation Allowance Obtained in Acquisitions	Additions	Deductions	Balance End of Year
December 31, 2011—Allowance for deferred income tax asset valuation	$(119,684)	$(560)	$(70)	$5,628	$(114,686)

December 31, 2010—Allowance for deferred income tax asset valuation	$(101,849)	$(20,770)	$(1,044)	$3,979	$(119,684)

December 31, 2009—Allowance for deferred income tax asset valuation	$(100,676)	$(1,173)	$—	$—	$(101,849)

S-1

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company **

3.02	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

10.01	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.02	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)

10.03	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.04	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.05	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.06	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.07	Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1) (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 12, 2010) (1)

10.08	Employment Agreement between West Corporation and Steven M. Stangl dated December 31, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 7, 2009) (1)

10.09	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)

10.10	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.10) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2010)

10.11	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.12	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

Exhibit Number	Description
10.13	Indenture, dated as of October 5, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 6, 2010)

10.14	Indenture, dated as of November 24, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2010)

10.15	West Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective December 29, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 3, 2012) (1)

10.16	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan (1) **

10.17	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.18	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.19	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.20	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.21	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.22	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

10.23	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.24	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)

10.25	Form of Rollover Agreement (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on November 9, 2006)

10.26	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)

10.27	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.28	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

Exhibit Number	Description
10.29	West Corporation Executive Retirement Savings Plan Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 3, 2009) (1)

10.30	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.31	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.32	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)

10.33	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)

10.34	Supplemental Indenture, dated as of June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.35 to Form 10-K dated March 3, 2009)

10.35	Supplemental Indenture, dated as of August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.37 to Form 10-K dated March 3, 2009)

10.36	Supplemental Indenture, dated as of June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.39 to Form 10-K dated March 3, 2009)

10.37	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.41 to Form 10-K dated March 3, 2009)

10.38	Supplemental Indenture, dated as of January 25, 2010, by and among Worldwide Asset Purchasing, LLC, Stream57 Corporation, West Corporation, and The Bank of New York Mellon, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.44 to Form 10-K filed on February 12, 2010)

Exhibit Number	Description
10.39

Amended and Restated Restricted Stock Award and Special Bonus Agreement between West

Corporation and Thomas Barker, dated as of May 4, 2009 (incorporated by reference to Exhibit 10.05 to Form 10-Q dated May 5, 2009) (1).

10.40	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Todd B. Strubbe dated February 14, 2012 (1) **

10.41	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Steven M. Stangl, dated December 31, 2008 (1) **

10.42	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1) **

10.43	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1) **

10.44	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1) **

10.45	Exhibit A dated February 14, 2012 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1) **

10.46	Agreement of Resignation, Appointment and Acceptance, dated as of April 8, 2010 by and among West Corporation, The Bank of New York Mellon, as prior trustee, and The Bank of New York Mellon Trust Company, N.A. as successor Trustee with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 7, 2010)

10.47	Supplemental Indenture, dated as of May 14, 2010, by and among West Unified Communications Services, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated August 2, 2010)

10.48	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 7, 2010)

10.49	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 3, 2011)

10.50	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated May 3, 2011)

Exhibit Number	Description
10.51	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 3, 2011)

10.52	Amendment Number One to the West Corporation Stockholder Agreement dated as of April 12, 2011 by and among West Corporation, the THL Investors, the Quadrangle Investors and the Founders (incorporated by reference to Exhibit 10.04 to Form 10-Q dated May 3, 2011)

10.53	West Corporation Senior Management Retention Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 2011) (1)

10.54	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated November 1, 2011)

10.55	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 1, 2011)

10.56	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated November 1, 2011)

21.01	Subsidiaries **

31.01	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification pursuant to 18 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit Number	Description
101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2011, filed on February 14, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements. **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith

