Form 10-Q
period 2012-03-31
WEST CORP
filed 2012-04-30
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 27, 2012, 490,995,694.893 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of operations, comprehensive income, stockholders’ deficit and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Omaha, Nebraska

April 30, 2012

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
REVENUE	$639,062	$610,818
COST OF SERVICES	291,702	271,603
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	233,118	220,408

OPERATING INCOME	114,242	118,807

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $102 and $99	(62,062)	(67,725)
Other, net	2,730	4,692

Other expense	(59,332)	(63,033)

INCOME BEFORE INCOME TAX EXPENSE	54,910	55,774

INCOME TAX EXPENSE	20,866	21,194

NET INCOME	$34,044	$34,580

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	N/A	$4.39
Diluted Class L	N/A	$4.21
Basic Common	$0.07	$(0.11)
Diluted Common	$0.07	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L	N/A	9,995
Diluted Class L	N/A	10,416
Basic Common	490,608	88,017
Diluted Common	508,041	88,017

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Three Months Ended
	March 31,
	2012	2011
Net income	$34,044	$34,580

Foreign currency translation adjustments, net of tax of $4,736 and $1,388	7,728	2,265

Reclassification of a cash flow hedge into earnings, net of tax of $0 and $1,193	—	1,945

Unrealized gain on cash flow hedges, net of tax of $268 and $1,472	437	2,402

Comprehensive income - West Corporation	$42,209	$41,192

The accompanying notes are an integral part of these condensed consolidated financial statements, unaudited.

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,861	$93,836
Trust and restricted cash	13,793	16,446
Accounts receivable, net of allowance of $11,264 and $11,627	456,535	413,813
Deferred income taxes receivable	15,570	10,068
Prepaid assets	49,319	37,042
Other current assets	60,736	50,581

Total current assets	693,814	621,786
PROPERTY AND EQUIPMENT:
Property and equipment	1,154,107	1,133,070
Accumulated depreciation and amortization	(802,114)	(782,215)

Total property and equipment, net	351,993	350,855
GOODWILL	1,818,219	1,762,635
INTANGIBLE ASSETS, net of accumulated amortization of $441,610 and $424,705	339,047	333,147
OTHER ASSETS	164,295	159,095

TOTAL ASSETS	$3,367,368	$3,227,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$92,523	$79,439
Accrued expenses	360,162	323,436
Current maturities of long-term debt	15,425	15,425

Total current liabilities	468,110	418,300
LONG-TERM OBLIGATIONS, less current maturities	3,520,984	3,500,940
DEFERRED INCOME TAXES	144,979	121,521
OTHER LONG-TERM LIABILITIES	86,818	83,170

Total liabilities	4,220,891	4,123,931

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT:
Common stock $0.001 par value, 1,000,000 shares authorized, 491,337 and 490,650
shares issued and 490,946 and 490,271 shares outstanding	491	491
Additional paid-in capital	1,696,209	1,695,477
Retained deficit	(2,522,481)	(2,556,525)
Accumulated other comprehensive loss	(23,871)	(32,036)
Treasury stock at cost (391 and 379 shares)	(3,871)	(3,820)

Total stockholders’ deficit	(853,523)	(896,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,367,368	$3,227,518

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,044	$34,580
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	26,308	25,843
Amortization	17,007	16,299
Asset impairment	3,715	—
Provision for share based compensation	133	1,015
Deferred income tax expense	11,518	6,056
Amortization of debt acquisition costs	3,393	3,344
Other	79	139
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(33,524)	(23,237)
Other assets	(25,401)	(18,090)
Accounts payable	18,489	2,746
Accrued expenses, other liabilities and income tax payable	35,902	55,008

Net cash flows from operating activities	91,663	103,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $1,350 and $4,129	(76,579)	(60,712)
Purchases of property and equipment	(34,073)	(28,196)
Other	—	90

Net cash flows from investing activities	(110,652)	(88,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	71,100	61,000
Payments on revolving credit facilities	(47,200)	(61,000)
Principal payments on long-term obligations	(3,856)	(17,201)
Payments of capital lease obligations	(20)	(225)
Other	242	(81)

Net cash flows from financing activities	20,266	(17,507)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,748	4,926
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,025	2,304
CASH AND CASH EQUIVALENTS, Beginning of period	93,836	97,793

CASH AND CASH EQUIVALENTS, End of period	$97,861	$100,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$50,778	$38,074

Cash paid during the period for income taxes, net of refunds of $1,733 and $522	$16,907	$6,266

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$5,329	$4,291

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS )

		Additional			Accumulated Other	Total
	Common	Paid - in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Stock	Income (Loss)	Deficit
BALANCE, January 1, 2012	$491	$1,695,477	$(2,556,525)	$(3,820)	$(32,036)	$(896,413)
Net income			34,044			34,044
Foreign currency translation adjustment, net of tax of $4,736					7,728	7,728
Unrealized gain on cash flow hedges, net of tax of $268					437	437
Executive Deferred Compensation Plan activity		741				741
Stock options exercised including related tax benefits (519,321 shares)		120				120
Share based compensation		(129)				(129)
Purchase of stock at cost (12,000 shares)				(51)		(51)

BALANCE, March 31, 2012	$491	$1,696,209	$(2,522,481)	$(3,871)	$(23,871)	$(853,523)

BALANCE, January 1, 2011	$88	$—	$(2,516,315)	$(1,023)	$(26,250)	$(2,543,500)
Net income			34,580			34,580
Foreign currency translation adjustment, net of tax of $1,388					2,265	2,265
Reclassification of a cash flow hedge into earnings, net of tax of $1,193					1,945	1,945
Unrealized gain on cash flow hedges, net of tax of $1,472					2,402	2,402
Executive Deferred Compensation Plan activity		1,051				1,051
Stock options exercised including related tax benefits (2,000 shares)		7				7
Share based compensation		520				520
Accretion of Class L common stock priority return preference		(1,578)	(42,275)			(43,853)

BALANCE, March 31, 2011	$88	$—	$(2,524,010)	$(1,023)	$(19,638)	$(2,544,583)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION

Business Description: West Corporation (the “Company” or “West”) is a leading provider of technology-driven communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific, Latin America and South America.

We operate in two business segments:

•	Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions; and

•	Communication Services, including emergency communication services, automated call processing, agent-based services and telephony / interconnect services.

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

— Telephony / Interconnect Services. Our Telephony / Interconnect services support the merging of traditional telecom, mobile and IP technologies to service providers and enterprises. We are a leading provider of local and national tandem switching services in the middle mile to carriers throughout the United States. We leverage our proprietary customer traffic information system, sophisticated call routing and control facility to provide tandem interconnection services to the competitive marketplace, including wireless, wire-line, cable telephony and VoIP companies. We entered this market through the acquisition of HyperCube in March, 2012.

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2012 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenue for telephony / interconnect services is recognized in the period the service is provided and when collection is reasonably assured. These telephony / interconnect services are primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers.

Conversion—On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock (the “Conversion”) by filing amendments to our amended and restated certificate of incorporation (the “Charter Amendments”) with the Delaware Secretary of State. Upon the effectiveness of the filing of the Charter Amendments, each share of our outstanding Class L Common Stock was converted into 40.29 shares of Class A Common Stock.

Prior to the Conversion, our equity investors (i.e., the Sponsors, the Founders and certain members of management) owned a combination of Class L and Class A shares (in strips of eight Class A shares and one Class L share per strip). Supplemental management incentive equity awards (restricted stock and option programs) were implemented with Class A shares/options only.

As the Class L stockholders controlled a majority of the votes of the board of directors through direct representation on the board of directors and the conversion and redemption features were considered to be outside the control of the Company, all shares of Class L common stock, prior to the Conversion, were presented outside of permanent equity in accordance with ASC 480-10-599, Classification and Measurement of Redeemable Securities. Subsequent to the Conversion, the Class L accreted value was reclassified to Common Stock and Additional Paid-In Capital.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the Class L common shares is presented below, in thousands:

Three months ended March 31, 2011
Beginning period balance	$1,504,445
Accretion of class L common stock priority return preference	43,853
Executive Deferred Compensation Plan activity	1,389

End of period balance	$1,549,687

Reclassification of Common Stock—On December 30, 2011, following the Conversion, all of the then outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the filing of the Charter Amendments (the “Reclassification”). Following the Reclassification, all shares of Common Stock share proportionately in dividends. The Charter Amendments also increased our number of authorized shares to nine hundred million (900,000,000) shares of Class A Common Stock and one hundred million (100,000,000) shares of Class L Common Stock. Following consummation of the Conversion and the Reclassification, we had one billion authorized shares of Common Stock.

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

Subsequent Events – We have evaluated subsequent events. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U. S. GAAP and IFRS. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U. S. Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance became effective for the Company January 1, 2012, and the adoption had no immediate effect on our financial position, results of operations or cash flows.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2011, the FASB issued ASU No. 2011- 05, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU No. 2011-05 is effective for statements issued by the Company after January 1, 2012. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income, which defers certain portions of ASU 2011-05 and indefinitely deferred the requirement to present reclassification adjustments out of accumulated other comprehensive income by component. The Company early adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 and accordingly all previous periods have been retrospectively presented.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350), permitting entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 became effective for the Company January 1, 2012 and the adoption had no immediate effect on our financial position, results of operations or cash flows.

2. ACQUISITIONS

HyperCube

On March 23, 2012, we completed the acquisition of HyperCube LLC, (“HyperCube”), a provider of switching services to telecommunications carriers throughout the United States. HyperCube exchanges or interconnects communications traffic to all carriers, including wireless, wire-line, cable telephony and Voice over Internet Protocol (VoIP) companies. The purchase price was $77.9 million and was funded by cash on hand and partial use of our asset securitization financing facility. The results of HyperCube have been included in the Communication Services segment since March 23, 2012.

Factors that contributed to a purchase price resulting in the recognition of goodwill, partially deductible for tax purposes, for the purchase of HyperCube included the synergy related to telecommunication transport costs and new products and services related to IP and mobile communications.

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

Smoothstone

On June 3, 2011, we completed the acquisition of Smoothstone IP Communications Corporation, now known as West IP Communications, Inc. (“WIPC”), a provider of cloud-based communications for the enterprise. The acquisition of WIPC added cloud-based IP telephony and network management to our Unified Communications solutions portfolio. The purchase price was $120.0 million and was funded by cash on hand and partial use of our revolving credit facilities. The results of WIPC have been included in the Unified Communications segment since June 3, 2011.

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of WIPC included a complete product portfolio of cloud-based, network-centric Unified Communications solutions, a flexible deployment model which enables a menu of solutions to be implemented to replace or complement customers’ existing on-premise equipment, expansion of the target market of potential clients and capital expenditure and operating cost avoidance.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The purchase agreement for POSTcti also includes a three year contingent earn-out provision with a maximum payment of approximately £12.0 million and £0.4 million (approximately $19.2 million and $0.6 million at the March 31, 2012 exchange rate) of additional non-contingent deferred consideration withheld to secure sellers’ indemnification obligations. The contingent earn-out will be determined based on the achievement of specified revenue and EBITDA objectives. Based on a weighted average probability analysis, we have accrued $8.2 million at March 31, 2012 for the contingent earn-out. The results of POSTcti have been included in the Unified Communications segment since February 1, 2011.

A factor that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of POSTcti included the expansion of our hosted and managed unified communications solutions to Europe.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for HyperCube, PivotPoint, Contact One, WIPC, Unisfair, TFCC and POSTcti,. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships. We are in the process of completing the valuation of certain intangible assets and the acquisition accounting allocation, and accordingly the information presented with respect to the acquisitions of HyperCube, PivotPoint, Contact One and WIPC are provisional and subject to adjustment.

(Amounts in thousands)	HyperCube	PivotPoint	Contact One	WIPC	Unisfair	TFCC	POSTcti
Working Capital	$321	$231	$(390)	$4,635	$(3,732)	$1,080	$(1,255)
Property and equipment	10,114	307	56	1,484	339	3,304	18
Other assets, net	391	30	—	—	42	—	—
Intangible assets	19,110	10,791	2,785	48,610	10,960	17,250	3,859
Goodwill	50,589	11,542	5,189	79,538	15,343	18,870	11,221

Total assets acquired	80,525	22,901	7,640	134,267	22,952	40,504	13,843

Non-current deferred taxes	2,594	—	—	13,182	3,452	—	1,013
Long-term liabilities	50	—	—	1,047	—	—	8,537

Total liabilities assumed	2,644	—	—	14,229	3,452	—	9,550

Net assets acquired	$77,881	$22,901	$7,640	$120,038	$19,500	$40,504	$4,293

Assuming the acquisitions of HyperCube, PivotPoint, Contact One, WIPC, Unisfair, TFCC and POSTcti, occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three months ended March 31, 2012 and 2011 would have been, in thousands, (except per share amount) as follows:

	Three months ended March 31,
	2012	2011
Revenue	$655,438	$644,903
Net Income	$33,991	$32,023
Earnings per common L share—basic	N/A	$4.39
Earnings per common L share—diluted	N/A	$4.21
Income (loss) per common share—basic	$0.07	$(0.13)
Income (loss) per common share—diluted	$0.07	$(0.13)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Our acquisitions were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $18.8 million and $12.0 million for the three months ended March 31, 2012 and 2011, respectively. The net income for the three months ended March 31, 2012 and 2011 of those acquisitions were not material. Acquisition costs for the three months ended March 31, 2012 and 2011 were $0.5 million and $1.5 million, respectively, and are included in selling general and administrative expenses.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the year ended December 31, 2011 and the three months ended March 31, 2012:

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2011	$843,558	$823,513	$1,667,071
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2011	843,558	785,838	1,629,396
Acquisitions	124,989	16,839	141,828
Acquisition accounting adjustments	—	(3,023)	(3,023)
Foreign currency translation adjustment	(5,565)	(1)	(5,566)

Balance at December 31, 2011	962,982	837,328	1,800,310

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at December 31, 2011	$962,982	$799,653	$1,762,635

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2012	$962,982	$837,328	$1,800,310
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2012	962,982	799,653	1,762,635
Acquisitions	—	50,589	50,589
Acquisition accounting adjustments	(17)	(108)	(125)
Foreign currency translation adjustment	5,042	78	5,120

Balance at March 31, 2012	968,007	887,887	1,855,894

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at March 31, 2012	$968,007	$850,212	$1,818,219

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of HyperCube, PivotPoint, Contact One, WIPC, Unisfair, TFCC and POSTcti were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

During the three months ended March 31, 2012, we completed the acquisition accounting for Unisfair, TFCC and POSTcti with no significant changes required to our provisional acquisition accounting estimates.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

				Weighted Average Amortization Period (Years)
	As of March 31, 2012
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$554,685	$(353,394)	$201,291	9.4
Technology & Patents	136,619	(63,886)	72,733	10.3
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,341	(13,969)	13,372	4.3
Other intangible assets	14,902	(10,361)	4,541	4.6

Total	$780,657	$(441,610)	$339,047

				Weighted Average Amortization Period (Years)
	As of December 31, 2011
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$538,154	$(341,236)	$196,918	9.2
Technology & Patents	131,446	(61,098)	70,348	10.3
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	26,690	(12,423)	14,267	4.3
Other intangible assets	14,452	(9,948)	4,504	4.6

Total	$757,852	$(424,705)	$333,147

Amortization expense for finite-lived intangible assets was $14.9 million and $14.8 million for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expense for the intangible assets noted above for 2012 and the next five years is as follows:

2012	$65.4 million
2013	$54.6 million
2014	$44.3 million
2015	$35.1 million
2016	$26.6 million
2017	$19.8 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	March 31,	December 31,
	2012	2011
Deferred revenue and customer deposits	$83,127	$78,173
Accrued wages	64,237	54,259
Interest payable	55,466	47,724
Accrued phone	40,837	27,500
Accrued other taxes (non-income related)	40,510	37,980
Accrued employee benefit costs	14,779	12,763
Income taxes payable	9,419	17,997
Accrued lease expense	7,645	7,211
Interest rate hedge position	5,479	5,194
Other current liabilities	38,663	34,635

	$360,162	$323,436

5. LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	March 31,	December 31,
	2012	2011
Senior Secured Term Loan Facility, due 2013	$448,434	$448,434
Senior Secured Term Loan Facility, due 2016	1,464,075	1,467,931
Asset Securitization Facility, due 2014	23,900	—
11% Senior Subordinated Notes, due 2016	450,000	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,536,409	3,516,365

Less: current maturities	(15,425)	(15,425)

Long-term obligations	$3,520,984	$3,500,940

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At March 31, 2012, the notional amount of debt outstanding under interest rate swap agreements was $500.0 million. The fixed interest rate on the interest rate swaps ranges from 1.685% to 1.6975%. During the three months ended March 31, 2012, three interest rate swaps with a notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 2.56% to 2.60%.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$5,479	Accrued expenses	$5,194
Interest rate swaps	Other long-term liabilities	920	Other long-term liabilities	1,911

Total derivatives		$6,399		$7,105

The following presents, in thousands the impact of interest rate swaps on the consolidated statement of operations for the three months ended March 31, 2012 and March 31, 2011, respectively.

Derivatives designated as hedging instruments	Amount of gain (loss) recognized in OCI March 31,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) three months ended March 31,
	2012	2011	2012	2011
Interest rate swaps	$437	$2,402	$—	$202

Location of gain (loss) reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into net income for the three months ended March 31,
	2012	2011
Interest expense	$—	$1,945

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Non-qualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with ASC 320 considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market therefore, the fair value of these securities is determined by Level 1 inputs.

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

The Company looks at classification within the fair value hierarchy at each period. There were no transfers between any levels of the fair value hierarchy during the periods presented in the table below.

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Fair Value Measurements at March 31, 2012 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$32,467	$32,467	$—	$—	$32,467

Liabilities
Interest rate swaps	$6,399	$—	$6,399	$—	$6,399

		Fair Value Measurements at December 31, 2011 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$29,535	$29,535	$—	$—	$29,535

Liabilities
Interest rate swaps	$7,105	$—	$7,105	$—	$7,105

The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level I inputs, at March 31, 2012 was approximately $3,634.9 million compared to the carrying amount of $3,512.5 million. The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level I inputs, at December 31, 2011 was approximately $3,529.0 million compared to the carrying amount of $3,516.4 million. The Company believes the fair value of our variable rate asset securitization financing facility at March 31, 2012 equals the carrying value of $23.9 million. There was no outstanding balance on the asset securitization financing facility at December 31, 2011.

8. STOCK-BASED COMPENSATION

On December 30, 2011, our Board of Directors approved amendments to certain of our compensation plans. The Board of Directors approved an amendment to the Company’s 2006 Executive Incentive Plan (“EIP”) which amendment increased the maximum number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”) that may be issued pursuant to or subject to outstanding awards under the 2006 EIP from 11,276,291 to 38,435,427. Such increased pool is in addition to shares issuable upon exercise of executive management rollover options. The Board of Directors also took action in accordance with the terms of the 2006 EIP to adjust the number and kind of shares of stock or securities subject to awards outstanding under the 2006 EIP to give effect to the Conversion and the Reclassification.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock options granted under the EIP prior to 2012 become exercisable over a period of five years, with 20% of the stock option becoming exercisable on each of the first through fifth anniversaries of the grant date. During 2012, a form of option certificate was adopted such that the 2012 grants become exercisable over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company.

Stock Options

The following table presents the stock option activity under the EIP for the three months ended March 31, 2011 and 2012, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	333,447	2,544,000	$3.00
Granted	(160,000)	160,000	10.60
Canceled	18,500	(18,500)	4.92
Exercised	—	(2,000)	3.61

Balance at March 31, 2011	191,947	2,683,500	$3.44

Balance at January 1, 2012	27,434,083	2,524,500	$3.38
Granted	(20,910,000)	20,910,000	4.19
Canceled	35,000	(35,000)	7.26
Exercised	—	—	—

Balance at March 31, 2012	6,559,083	23,399,500	$4.10

At March 31, 2012, we expect that approximately 72% of options granted will vest over the vesting period.

At March 31, 2012, the intrinsic value of vested options was approximately $3.6 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information regarding the options granted under the EIP at March 31, 2012:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,706,500	4.69	$1.64	1,686,500	$1.64
3.61	218,000	6.75	3.61	129,000	3.61
4.19	20,910,000	9.99	4.19	—	—
6.36	235,000	5.83	6.36	192,000	6.36
9.04	200,000	8.08	9.04	40,000	9.04
10.60	130,000	8.83	10.60	26,000	10.60

$1.64 - $10.60	23,399,500	9.52	$4.10	2,073,500	$2.45

		Options Outstanding
Executive Management Rollover Options	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2011	17	287,326	$33.34
Canceled	—	—	—
Exercised	—	—	—

Balance at March 31, 2011	17	287,326	$33.34

Balance at January 1, 2012	821	12,958,670	$0.6923
Canceled	—	—	—
Exercised	—	(588,728)	0.6985

Balance at March 31, 2012	821	12,369,942	$0.6920

Prior to the Conversion and Reclassification in December 2011, an Equity Strip was comprised of eight shares of Class A common stock and one share of Class L common stock. The executive management rollover options are fully vested.

The following table summarizes the outstanding and exercisable information on executive management rollover options granted under the EIP at March 31, 2012:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.5846	147,115	0.5	$0.5846
0.6834	11,083,859	1.5	0.6834
0.7900	1,138,968	1.0	0.7900

$0.5846 - $0.79	12,369,942	1.5	$0.6920

The aggregate intrinsic value of these options at March 31, 2012 was approximately $43.3 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during the three months ended March 31, 2012 and 2011 were $1.53 and $3.92, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three months ended
	March 31,	March 31,
	2012	2011
Risk-free interest rate	1.35%	1.87%
Dividend yield	0.0%	0.0%
Expected volatility	34.7%	33.2%
Expected life (years)	6.25	6.5

The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

There was approximately $23.9 million and $1.5 million of unrecorded and unrecognized compensation expense related to unvested stock options under the EIP at March 31, 2012 and 2011, respectively.

Restricted Stock

The Company is party to Restricted Stock Award and Special Bonus Agreements and Restricted Stock Award Agreements (collectively, “Restricted Stock Agreements”) with certain officers and employees of the Company, which Restricted Stock Agreements provide for the issuance of shares of Common Stock that were subject to time-based or performance vesting. On December 30, 2011, the Board of Directors approved the amendment of the Restricted Stock Agreements with each of the current employees party to a Restricted Stock Agreement with the Company in accordance with the terms of the 2006 EIP to provide for immediate vesting of all shares awarded thereunder outstanding for more than five years, such vesting to become effective as of the Conversion and Reclassification. For shares outstanding for less than five years, the board of directors approved the amendment to the Restricted Stock Agreement to provide for vesting of all such awards upon the earlier of the five year anniversary of grant or a change of control of the Company. The amendments to the Restricted Stock Agreements provided for the acceleration of an aggregate of 4,371,864 shares of Common Stock. Previously, Tranches 2 and 3 of these awards vested only upon meeting certain performance criteria and therefore share-based compensation had not been recognized.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We account for the restricted stock in accordance with ASC 718. No restricted stock was granted during the three months ended March 31, 2012 or 2011. At March 31, 2012 and 2011, there was approximately $2.7 million and $1.8 million of unrecorded and unrecognized compensation expense related to unvested restricted stock under the EIP, respectively.

Stock-Based Compensation Expense

For the three months ended March 31, 2012 and 2011, stock-based compensation expense was $0.1 million and $1.0 million, respectively.

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

Through December 30, 2011, we had two classes of common stock (Class L stock and Class A stock) outstanding. Each Class L share was entitled to a priority return preference equal to the sum of (x) $90 per share base amount and (y) an amount sufficient to generate a 12% internal rate of return on that base amount from the date of the recapitalization until the priority return preference was paid in full or converted to Class A shares. Each Class L share also participated in any equity appreciation beyond the priority return on the same per share basis as the Class A shares. Class A shares participated in the equity appreciation after the Class L priority return was satisfied.

The Class L stock was considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with ASC 260, Earnings Per Share. Losses were not allocated to the Class L stock in the computation of basic earnings per share as the Class L stock was not obligated to share in losses.

Prior to the Conversion, basic earnings per share (“EPS”) excluded the effect of common stock equivalents and is computed using the “two-class” computation method, which divides earnings attributable to the Class L preference from total earnings. Any remaining income or loss is attributed to the common shares. Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended
	March 31,
(Amount in thousands)	2012	2011
Net income	$34,044	$34,580
Less accretion of Class L Shares (1)	—	43,853

Net income (loss) attributable to Class A Shares	$34,044	$(9,273)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Prior to the Conversion, the Class L shareholders were allocated their priority return which is equivalent to the accretion, while any losses were allocated to common shareholders as the Class L shareholders did not have a contractual obligation to share in losses.

	Three months ended
	March 31,
(In thousands, except per share amounts)	2012	2011
Earnings (loss) per common share:
Basic-Class L	N/A	$4.39
Basic-Common	$0.07	$(0.11)

Diluted-Class L	N/A	$4.21
Diluted-Common	$0.07	$(0.11)

Weighted average number of shares outstanding:
Basic-Class L	N/A	9,995
Basic- Common	490,608	88,017

Dilutive impact of stock options:
Class L Shares	N/A	421
Diluted Class L Shares	N/A	10,416
Common Shares	17,433	—
Diluted Common Shares	508,041	88,017

N/A - Not Applicable

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share. At March 31, 2012, 21,475,000 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. BUSINESS SEGMENTS

We operate in two business segments:

Unified Communications, including reservationless, operator-assisted, web and video conferencing services, streaming services, alerts and notifications services and consulting, project management and implementation of hosted and managed unified communications solutions; and

Communication Services, including emergency communication services, automated call processing, agent-based services and telephony/interconnect services.

	For the three months ended March 31,
Amounts in thousands	2012	2011
Revenue:
Unified Communications	$359,647	$331,122
Communication Services	281,737	282,077
Intersegment Eliminations	(2,322)	(2,381)

Total	$639,062	$610,818

Operating Income:
Unified Communications	$97,136	$94,011
Communication Services	17,106	24,796

Total	$114,242	$118,807

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$22,346	$21,144
Communication Services	20,969	20,998

Total	$43,315	$42,142

Capital Expenditures:
Unified Communications	$9,109	$8,406
Communication Services	11,535	9,274
Corporate	3,232	1,484

Total	$23,876	$19,164

	As of March 31, 2012	As of December 31, 2011
Assets:
Unified Communications	$1,651,794	$1,620,444
Communication Services	1,456,889	1,379,125
Corporate	258,685	227,949

Total	$3,367,368	$3,227,518

For the three months ended March 31, 2012 and 2011, our largest 100 clients represented 55% and 56% of our total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during the three months ended March 31, 2012 and 2011 was approximately 8% and 11%, respectively. No client represented more than 10% of our aggregate revenue for the three months ended March 31, 2012 and no client other than AT&T represented more than 10% of our aggregate revenue for the three months ended March 31, 2011.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 31, 2012 and 2011, revenues from non-U.S. countries were approximately 19% of consolidated revenues in both periods. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

	For the three months ended March 31,
	2012	2011
Revenue:
Americas—United States	$517,514	$496,128
Americas—Other	5,793	4,587
Europe, Middle East & Africa (EMEA)	75,821	75,785
Asia Pacific	39,934	34,318

Total	$639,062	$610,818

	As of March 31, 2012	As of December 31, 2011
Long-Lived Assets:
Americas—United States	$2,439,238	$2,373,428
Americas—Other	3,585	4,107
Europe, Middle East & Africa (EMEA)	208,311	206,598
Asia Pacific	22,420	21,599

Total	$2,673,554	$2,605,732

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(1.6) million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively.

11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and certain of our subsidiaries are defendants in various litigation matters and are subject to claims from our clients for indemnification, some of which may involve claims for damages that are substantial in amount. We do not believe the disposition of matters and claims currently pending will have a material effect on our financial position, results of operations or cash flows.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the Three Months Ended March 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$500,074	$138,988	$—	$639,062
COST OF SERVICES	—	233,479	58,223	—	291,702
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,613	189,078	39,427	—	233,118

OPERATING INCOME (LOSS)	(4,613)	77,517	41,338	—	114,242

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(40,933)	(25,528)	4,399	—	(62,062)
Subsidiary Income	47,019	21,857	—	(68,876)	—
Other, net	5,080	4,006	(6,356)	—	2,730

Other income (expense)	11,166	335	(1,957)	(68,876)	(59,332)

INCOME BEFORE INCOME TAX EXPENSE	6,553	77,852	39,381	(68,876)	54,910

INCOME TAX EXPENSE (BENEFIT)	(27,491)	28,678	19,679	—	20,866

NET INCOME	$34,044	$49,174	$19,702	$(68,876)	$34,044

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$484,750	$126,068	$—	$610,818
COST OF SERVICES	—	220,685	50,918	—	271,603
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,698	180,281	37,429	—	220,408

OPERATING INCOME (LOSS)	(2,698)	83,784	37,721	—	118,807

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(41,055)	(30,055)	3,385	—	(67,725)
Subsidiary Income	76,615	31,299	—	(107,914)	—
Other, net	2,513	5,365	(3,186)	—	4,692

Other income (expense)	38,073	6,609	199	(107,914)	(63,033)

INCOME BEFORE INCOME TAX EXPENSE	35,375	90,393	37,920	(107,914)	55,774

INCOME TAX EXPENSE	795	13,975	6,424	—	21,194

NET INCOME	$34,580	$76,418	$31,496	$(107,914)	$34,580

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net income	$34,044	$49,174	$19,702	$(68,876)	$34,044

Foreign currency translation adjustments, net of tax of $4,736	—	—	7,728	—	7,728

Unrealized gain on cash flow hedges, net of tax of $268	437	—	—	—	437

Comprehensive income—West Corporation	$34,481	$49,174	$27,430	$(68,876)	$42,209

	For the Three Months Ended March 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net income	$34,580	$76,418	$31,496	$(107,914)	$34,580

Foreign currency translation adjustments, net of tax of $1,388	—	—	2,265	—	2,265

Reclassification of a cash flow hedge into earnings, net of tax of $1,193	1,945	—	—	—	1,945

Unrealized gain on cash flow hedges, net of tax of $1,472	2,402	—	—	—	2,402

Comprehensive income—West Corporation	$38,927	$76,418	$33,761	$(107,914)	$41,192

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	March 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,012	$75	$95,774	$—	$97,861
Trust and restricted cash	—	13,793	—	—	13,793
Accounts receivable, net	—	60,704	395,831	—	456,535
Intercompany receivables	—	526,725	—	(526,725)	—
Deferred income taxes receivable	426	9,466	5,678	—	15,570
Prepaid assets	5,036	32,900	11,383	—	49,319
Other current assets	4,242	309,656	(253,162)	—	60,736

Total current assets	11,716	953,319	255,504	(526,725)	693,814
Property and equipment, net	70,371	246,849	34,773	—	351,993
INVESTMENT IN SUBSIDIARIES	1,512,264	358,607	—	(1,870,871)	—
GOODWILL	—	1,637,452	180,767	—	1,818,219
INTANGIBLES, net	—	291,883	47,164	—	339,047
OTHER ASSETS	98,709	63,353	2,233	—	164,295

TOTAL ASSETS	$1,693,060	$3,551,463	$520,441	$(2,397,596)	$3,367,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,992	$73,045	$9,486	$—	$92,523
Intercompany payables	513,253	—	13,472	(526,725)	—
Accrued expenses	43,554	236,122	80,486	—	360,162
Current maturities of long-term debt	2,354	13,071	—	—	15,425

Total current liabilities	569,153	322,238	103,444	(526,725)	468,110
LONG-TERM OBLIGATIONS, less current maturities	1,889,546	1,607,538	23,900	—	3,520,984
DEFERRED INCOME TAXES	52,472	72,799	19,708	—	144,979
OTHER LONG-TERM LIABILITIES	35,412	41,457	9,949	—	86,818

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(853,523)	1,507,431	363,440	(1,870,871)	(853,523)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,693,060	$3,551,463	$520,441	$(2,397,596)	$3,367,368

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31, 2011
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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$75,850	$15,813	$—	$91,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(76,564)	(15)	—	(76,579)
Purchase of property and equipment	(3,232)	(25,857)	(4,984)	—	(34,073)

Net cash used in investing activities	(3,232)	(102,421)	(4,999)	—	(110,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	27,600	—	43,500	—	71,100
Payments on revolving credit facilities	(27,600)	—	(19,600)	—	(47,200)
Principal payments on long-term obligations	(589)	(3,267)	—	—	(3,856)
Payments on capital lease obligations	—	(9)	(11)	—	(20)
Other	242	—	—	—	242

Net cash used in financing activities	(347)	(3,276)	23,889	—	20,266

Intercompany	(4,912)	29,922	(31,249)	6,239	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2,748	—	2,748

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,491)	75	6,202	6,239	4,025
CASH AND CASH EQUIVALENTS, Beginning of period	10,503	—	89,572	(6,239)	93,836

CASH AND CASH EQUIVALENTS, End of period	$2,012	$75	$95,774	$—	$97,861

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include estimates regarding:

•	the impact of changes in government regulation and related litigation;

•	the impact of pending litigation;

•	the impact of integrating or completing mergers or strategic acquisitions;

•	the cost and reliability of voice and data services;

•	the adequacy of our available capital for future capital requirements;

•	our future contractual obligations;

•	our capital expenditures;

•	the cost of labor and turnover rates;

•	the impact of changes in interest rates;

•	substantial indebtedness incurred in connection with the 2006 recapitalization, subsequent refinancings and acquisitions; and

•	the impact of foreign currency fluctuations;

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

Business Overview

We are a leading provider of technology-driven communication services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific, Latin America and South America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communication needs of our clients. We have evolved our business mix from labor-intensive communication services to focus more on diversified and platform-based, technology-driven services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2011, we managed approximately 27 billion telephony minutes and approximately 121 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 1 billion notification calls and data messages. With approximately 652,000 telephony ports to handle conference calls, alerts and notifications and customer service at March 31, 2012, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 310,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

In our Communication Services segment, our emergency communications solutions are generally billed per month based on the number of billing telephone numbers or cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our communication equipment technology solutions. Our platform-based and agent-based customer service solutions are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent-based services. Our telephony / interconnect services are generally billed based on usage for toll -free origination services.

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

Key Drivers Affecting Our Results of Operations

Evolution to Automated Technologies. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 70% for the three months ended March 31, 2012 and our operating income from platform-based services has grown from 53% of total operating income to 91% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services—for example, an automated voice response system with the option for the client’s customer to speak to an agent. Accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily through organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders. Since 2005, we have invested approximately $2.0 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue: Total revenue for the three months ended March 31, 2012 increased approximately $28.2 million, or 4.6%, to $639.1 million from $610.8 million for the three months ended March 31, 2011. This increase included revenue of $18.8 million from entities acquired since January 1, 2011. During the three months ended March 31, 2012, the HyperCube acquisition was closed. The HyperCube results have been included in the Communication Services segment since the March 23, 2012 acquisition date.

For the three months ended March 31, 2012 and 2011, our largest 100 clients represented 55% and 56% of total revenue, respectively. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, in the three months ended March 31, 2012 and 2011 were approximately 8% and 11%, respectively.

Revenue by business segment:

	For the three months ended March 31,
	2012	% of Total Revenue	2011	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$359,647	56.3%	$331,122	54.2%	$28,525	8.6%
Communication Services	281,737	44.1%	282,077	46.2%	(340)	-0.1%
Intersegment eliminations	(2,322)	-0.4%	(2,381)	-0.4%	59	-2.5%

Total	$639,062	100.0%	$610,818	100.0%	$28,244	4.6%

For the three months ended March 31, 2012, Unified Communications revenue increased $28.5 million, or 8.6%, to $359.6 million from $331.1 million for the three months ended March 31, 2011. The increase in revenue for the three months ended March 31, 2012 included $15.8 million from acquisitions. The remaining $12.7 million increase was attributable primarily to the addition of new customers as well as an increase in usage of our web and audio-based conferencing services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our Unified Communications revenue, grew approximately 11.4% for the three months ended March 31, 2012 over the three months ended March 31, 2011, while the average rate per minute for reservationless services declined by approximately 7.9%. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future. Our Unified Communications international revenue grew to $114.2 million, an increase of 5.0% over the three months ended March 31, 2011.

For the three months ended March 31, 2012, Communication Services revenue decreased $0.3 million, or 0.1%, to $281.7 million from $282.1 million for the three months ended March 31, 2011. The decrease in revenue for the three months ended March 31, 2012 is primarily the result of decreased revenue from automated services. For the three months ended March 31, 2012, Communication Services automated revenue decreased $8.2 million from the three months ended March 31, 2011. We expect automated revenue will revert to positive growth in future periods. Partially offsetting the reduction in revenue for the three months ended March 31, 2012 was revenue from acquired entities of $3.0 million.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $20.1 million, or 7.4%, in the three months ended March 31, 2012, to $291.7 million, from $271.6 million for the three months ended March 31, 2011. As a percentage of revenue, cost of services increased to 45.6% in the three months ended March 31, 2012 compared to 44.5% for the three months ended March 31, 2011.

Cost of services by business segment:

	For the three months ended March 31,
	2012	% of Revenue	2011	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$148,740	41.4%	$132,615	40.1%	$16,125	12.2%
Communication Services	144,742	51.4%	140,908	50.0%	3,834	2.7%
Intersegment eliminations	(1,780)	NM	(1,920)	NM	140	NM

Total	$291,702	45.6%	$271,603	44.5%	$20,099	7.4%

NM - Not meaningful

Unified Communications cost of services for the three months ended March 31, 2012 increased $16.1 million, or 12.2%, to $148.7 million from $132.6 million for the three months ended March 31, 2011. Cost of services increased by $8.9 million as a result of acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 41.4% for the three months ended March 31, 2012 from 40.1% for the three months ended March 31, 2011. The increase in cost of services as a percentage of revenue is due primarily to changes in the product mix, geographic mix and the impact of acquired entities.

Communication Services cost of services increased $3.8 million, or 2.7%, for the three months ended March 31, 2012 to $144.7 million from $140.9 million for the three months ended March 31, 2011. The increase in cost of services for the three months ended March 31, 2012 was the result of a changing mix of automated and agent based services, lower margins in our agent-based service offerings and $1.4 million of additional costs from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 51.4% for the three months ended March 31, 2012 from 50.0%, for the three months ended March 31, 2011.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased by approximately $12.7 million, or 5.8%, to $233.1 million for the three months ended March 31, 2012 from $220.4 million for the three months ended March 31, 2011. An asset impairment and site closure accrual accounted for $5.3 million of this increase. As a percentage of revenue, SG&A expenses increased to 36.5% for the three months ended March 31, 2012 from 36.1% for the three months ended March 31, 2011. The asset impairment and site closure accrual had an 83 basis point impact on SG&A as a percentage of revenue.

Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
	2012	% of Revenue	2011	% of Revenue	Change	% Change
Selling, general and administrative expenses in thousands:
Unified Communications	$113,770	31.6%	$104,496	31.6%	$9,274	8.9%
Communication Services	119,889	42.6%	116,372	41.3%	3,517	3.0%
Intersegment eliminations	(541)	NM	(460)	NM	(81)	NM

Total	$233,118	36.5%	$220,408	36.1%	$12,710	5.8%

NM - Not meaningful

Unified Communications SG&A expenses for the three months ended March 31, 2012 increased $9.3 million, or 8.9%, to $113.8 million from $104.5 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, SG&A expenses from acquired entities was $9.4 million. As a percentage of this segment’s revenue, Unified Communications SG&A expenses was 31.6% for the three months ended March 31, 2012 and March 31, 2011.

Communication Services SG&A expenses increased $3.5 million, or 3.0%, to $119.9 million for the three months ended March 31, 2012 from $116.4 million for the three months ended March 31, 2011. The asset impairment and site closure accrual was $4.8 million in the Communication Services segment. SG&A expenses from acquired entities were $1.3 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 42.6% for the three months ended March 31, 2012 from 41.3% for the three months ended March 31, 2011. The asset impairment and site closure accrual had a 171 basis point impact on SG&A as a percentage of revenue for the Communications Service segment.

Operating income: Operating income decreased $4.6 million, or 3.8%, to $114.2 million for the three months ended March 31, 2012 from $118.8 million for the three months ended March 31, 2011. As a percentage of revenue, operating income decreased to 17.9% for the three months ended March 31, 2012 from 19.5% for the three months ended March 31, 2011. The asset impairment and site closure accrual had an 83 basis point impact on operating income as a percentage of revenue.

Operating income by business segment:

	For the three months ended March 31,
	2012	% of Revenue	2011	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$97,136	27.0%	$94,011	28.4%	$3,125	3.3%
Communication Services	17,106	6.1%	24,796	8.8%	(7,690)	-31.0%

Total	$114,242	17.9%	$118,807	19.5%	$(4,565)	-3.8%

Unified Communications operating income for the three months ended March 31, 2012 increased approximately $3.1 million, to $97.1 million from $94.0 million for the three months ended March 31, 2011. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 27.0% for the three months ended March 31, 2012 from 28.4% for the three months ended March 31, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income decreased $7.7 million, or 31.0%, to $17.1 million for the three months ended March 31, 2012 from $24.8 million for the three months ended March 31, 2011. As a percentage of this segment’s revenue, Communication Services operating income decreased to 6.1% for the three months ended March 31, 2012 from 8.8% for the three months ended March 31, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other income (expense) for the three months ended March 31, 2012 was ($59.3) million compared to ($63.0) million for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2012 was $62.2 million compared to $67.8 million during the three months ended March 31, 2011. This decrease was due primarily to lower effective interest rates on our variable rate senior secured term loan facilities.

During the three months ended March 31, 2012, we recognized a $0.5 million loss on foreign currency exchange rate changes on affiliate transactions. During the three months ended March 31, 2011, we recognized a $3.1 million gain on foreign currency exchange rate changes on affiliate transactions.

Net income – Net income decreased $0.5 million for the three months ended March 31, 2012 to $34.0 million from $34.6 million for the three months ended March 31, 2011. Net income includes a provision for income tax expense at an effective rate of approximately 38.0% for each of the three months ended March 31, 2012, and 2011.

Earnings (loss) per common share: On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock and thereafter the reclassification of all of our Class A Common Stock as a single class of Common Stock. As a result, subsequent earnings per share calculations are presented as a single class of Common Stock and references to Class A common stock have been changed to common stock for all periods. Earnings per common share-basic and diluted for the three months ended March 31, 2012 were $0.07. Earnings per common L share-basic for the three months ended March 31, 2011 were $4.39. Earnings per common L share-diluted for the three months ended March 31, 2011 were $4.21.

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share. At March 31, 2012, 21,475,000 stock options were outstanding with an exercise price at or exceeding the market value of our common stock, which market value was determined based on the results of an independent appraisal preformed as of November 30, 2011 by Corporate Valuation Advisors, Inc. These options were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations supplemented by borrowings under our senior secured credit and asset securitization facilities.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 and amendments to the Registration Statement on November 6, 2009, December 1, 2009, December 16, 2009, February 16, 2010, April 14, 2011, August 17, 2011, September 9, 2011, November 2, 2011 and February 24, 2012 pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and the Sponsors. We may also use a portion of the net proceeds received by us for working capital and other general corporate purposes. Given current market conditions, the timing of our initial public offering is uncertain.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

    The following table summarizes our cash flows by category for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011	Change	% Change
Cash flows from operating activities	$91,663	$103,703	$(12,040)	-11.6%
Cash flows used in investing activities	$(110,652)	$(88,818)	$(21,834)	24.6%
Cash flows from (used in) financing activities	$20,266	$(17,507)	$37,773	215.8%

Net cash flows from operating activities decreased $12.0 million, or 11.6%, to $91.7 million for the three months ended March 31, 2012, compared to net cash flows from operating activities of $103.7 million for the three months ended March 31, 2011. The decrease in net cash flows from operating activities is primarily due to changes in working capital, primarily related to the timing of interest and tax payments and customer receipts.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 63 days at March 31, 2012, when adjusted for the HyperCube acquisition, which closed on March 23, 2012. At March 31, 2011, DSO was 58 days.

Net cash flows used in investing activities increased $21.8 million to $110.7 million for the three months ended March 31, 2012, compared to net cash flows used in investing activities of $88.8 million for the three months ended March 31, 2011. Cash used for business acquisitions, net of cash acquired, during the three months ended March 31, 2012 was $76.6 million compared to $60.7 million for the three months ended March 31, 2011. On March 23, 2012, we completed the acquisition of HyperCube for $77.9 million, which was funded by cash on hand and partial use of our asset securitization financing facility. We invested $34.1 million in capital expenditures during the three months ended March 31, 2012 compared to $28.2 million for the three months ended March 31, 2011.

Net cash flows from financing activities increased $37.8 million to $20.3 million for the three months ended March 31, 2012, compared to net cash flows used in financing activities of $(17.5) million for the three months ended March 31, 2011. During the three months ended March 31, 2012, net proceeds from various revolving credit facilities were $23.9 million. During the three months ended March 31, 2011, we made a voluntary $11.4 million prepayment on the senior secured term loan facility.

As of March 31, 2012, the amount of cash and cash equivalents held by our foreign subsidiaries was $91.8 million. We have accrued U.S. taxes on $185.7 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

Our senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The amended and restated senior secured term loan facility requires annual principal payments of approximately $15.4 million, paid quarterly with balloon payments at maturity dates of October 24, 2013 and July 15, 2016 of approximately $450.2 million and $1,398.5 million, respectively. Pricing of the amended and restated senior secured term loan facility, due 2013, is based on our corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at March 31, 2012), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at March 31, 2012). The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at March 31, 2012), and from 3.00% to 3.625% for Base Rate loans (Base Rate plus 3.25% at March 31, 2012). The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for the three months ended March 31, 2012 and 2011 were 5.04% and 6.56%, respectively.

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

The original maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 1.75% at March 31, 2012), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 0.75% at March 31, 2012). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. For the three months ended March 31, 2012 and 2011, the original maturity senior secured revolving credit facility was undrawn.

The extended maturity senior secured revolving credit facility pricing is based on the Company’s total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 2.75% at March 31, 2012), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 1.75% at March 31, 2012). The Company is required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The highest balance outstanding on the extended maturity senior secured revolving credit facility during the three months ended March 31, 2012 and 2011 was $11.5 million and $9.0 million, respectively. The average daily balance outstanding of the extended maturity senior secured revolving credit facility during the three months ended March 31, 2012 and 2011 was $0.8 million and $0.5 million, respectively. The extended maturity senior secured revolving credit facility was undrawn at March 31, 2012 and 2011.

Subsequent to March 31, 2012, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $852.4 million, including the aggregate amount of $621.4 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

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

At any time prior to November 15, 2014, we may redeem all or a part of the 2019 Senior Notes at a redemption price equal to 100% of the principal amount of 2019 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2019 Senior Notes) as of, and accrued and unpaid interest to, the date of redemption, subject to the rights of holders of 2019 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association, was amended and extended. The amended and extended facility provides for $150.0 million in available financing and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points and lowers the LIBOR spread on borrowings by 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At March 31, 2012 $23.9 million was outstanding under this facility. At March 31, 2011, the facility was undrawn. The highest balance outstanding during the three months ended March 31, 2012 and 2011 was $39.0 million and $17.0 million, respectively.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined by our Restated Credit Agreement) may not exceed 5.25 to 1.0 at March 31, 2012 and the interest coverage ratio of Consolidated EBITDA (as defined in the Restated Credit Agreement) to the sum of consolidated interest expense must exceed 2.0 to 1.0 at March 31, 2012. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2012. The leverage ratio covenant will become 5.00 to 1.0 in the fourth quarter of 2012. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

The following table summarizes our contractual obligations at March 31, 2012 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2013	$448,434	$—	$448,434	$—	$—
Asset Securitization Facility, due 2014	23,900	—	23,900	—	—
Senior Secured Term Loan Facility, due 2016	1,464,075	15,425	30,858	1,417,792	—
11% Senior Suborninated Notes, due 2016	450,000	—	—	450,000	—
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	894,660	143,813	287,626	287,626	175,595
Estimated interest payments on variable rate debt (1)	345,742	98,597	150,044	97,101	—
Contractual minimums under telephony agreements (2)	174,250	103,130	71,120	—	—
Operating leases	127,448	33,547	44,196	21,263	28,442
Purchase obligations (3)	97,775	87,820	9,955	—	—
Interest rate swaps	6,399	5,479	920	—	—
Capital lease obligations	33	33	—	—	—

Total contractual cash obligations	$5,182,716	$487,844	$1,067,053	$2,273,782	$1,354,037

(1)	Interest rate assumptions based on April 10, 2012 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At March 31, 2012, we have accrued $23.2 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $23.9 million for the three months ended March 31, 2012, compared to $19.2 million for the three months ended March 31, 2011. We currently estimate our capital expenditures for the remainder of 2012 to be between $101.1 million to $111.1 million, primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $852.4 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur asset securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off-Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through March 2013 and are renewed as required. The outstanding commitment on these obligations at March 31, 2012 was $19.4 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011. There have not been any significant changes with respect to these policies during the three months ended March  31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of March 31, 2012, we had $1,912.5 million outstanding under our senior secured term loan facility, $23.9 million under our asset securitization facility, $450 million outstanding under our 2016 Senior Subordinated Notes, $500 million outstanding under our 2018 Senior Notes and $650 million outstanding under our 2019 Senior Notes.

Long-term obligations at variable interest rates subject to interest rate risk and the impact of a 50 basis point change in the variable interest rate, in thousands, at March 31, 2012 consisted of the following:

	Outstanding at variable interest rates	Quarterly Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility (1)	$1,412,509	$1,765.6
Asset Secritization Facility	23,900	29.9

Variable rate debt	$1,436,409	$1,795.5

(1)	Net of $500.0 million interest rate swaps

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the three months ended March 31, 2012, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On March 31, 2012 and 2011, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three months ended March 31, 2012 and 2011, revenues from non-U.S. countries were approximately 19% of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At March 31, 2012 and December 31, 2011, long-lived assets from non-U.S. countries were both approximately 9%. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these interest rate swaps ranged from 2.56% to 2.60%, and expired in January 2012. In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an additional aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expire in June 2013. At March 31, 2012, the notional amount of debt outstanding under these interest rate swap agreements was $500.0 million of the outstanding $1,912.5 million senior secured term loan facility.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

10.01	Amendment Number Three to the West Corporation 2006 Executive Incentive Plan

10.02	Form of Option Certificate

10.03	Alternative Form of Option Certificate

10.04	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2012, filed on April 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: April 30, 2012

Exhibit Index

Exhibit Number

10.01	Amendment Number Three to the West Corporation 2006 Executive Incentive Plan

10.02	Form of Option Certificate

10.03	Alternative Form of Option Certificate

10.04	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2012, filed on April 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.