Form 10-Q
period 2012-06-30
WEST CORP
filed 2012-07-27
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 25, 2012, 491,076,652.2403 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of stockholders’ deficit and of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

July 27, 2012

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE	$661,895	$622,820	$1,300,957	$1,233,638
COST OF SERVICES	307,286	276,220	598,988	547,823
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	233,110	223,849	466,228	444,257

OPERATING INCOME	121,499	122,751	235,741	241,558

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $82, $118, $184 and $217	(60,625)	(68,418)	(122,687)	(136,143)
Other	(1,691)	1,120	1,039	5,812

Other expense	(62,316)	(67,298)	(121,648)	(130,331)

INCOME BEFORE INCOME TAX EXPENSE	59,183	55,453	114,093	111,227

INCOME TAX EXPENSE	22,489	21,075	43,355	42,269

NET INCOME	$36,694	$34,378	$70,738	$68,958

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	N/A	$4.58	N/A	$8.97

Diluted Class L	N/A	$4.39	N/A	$8.60

Basic Common	$0.07	$(0.13)	$0.14	$(0.23)

Diluted Common	$0.07	$(0.13)	$0.14	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L Shares	N/A	9,972	N/A	9,985
Dilutive impact of potential common shares from stock options	N/A	429	N/A	425

Diluted Class L Shares	N/A	10,401	N/A	10,410

Basic Common	491,009	87,834	490,763	87,936

Diluted Common	508,376	87,834	508,201	87,936

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$36,694	$34,378	$70,738	$68,958
Foreign currency translation adjustments, net of tax of $6,871, $(4,778), $2,134 and $(6,166)	(11,210)	7,795	(3,482)	10,060
Reclassification of a cash flow hedge into earnings, net of tax of $0, $(1,193), $0 and $(2,386)	—	1,946	—	3,891
Unrealized gain (loss) on cash flow hedges, net of tax of $(549), $152, $(817) and $(1,320)	896	(248)	1,333	2,154

Comprehensive income — West Corporation	$26,380	$43,871	$68,589	$85,063

The accompanying notes are an integral part of these condensed consolidated financial statements, unaudited.

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,855	$93,836
Trust and restricted cash	14,595	16,446
Accounts receivable, net of allowance of $10,264 and $11,627	456,039	413,813
Deferred income taxes receivable	19,170	10,068
Prepaid assets	47,284	37,042
Other current assets	53,929	50,581

Total current assets	675,872	621,786
PROPERTY AND EQUIPMENT:
Property and equipment	1,168,331	1,133,070
Accumulated depreciation and amortization	(821,958)	(782,215)

Total property and equipment, net	346,373	350,855
GOODWILL	1,811,086	1,762,635
INTANGIBLE ASSETS, net of accumulated amortization of $445,508 and $424,705	320,040	333,147
OTHER ASSETS	180,225	159,095

TOTAL ASSETS	$3,333,596	$3,227,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$77,880	$79,439
Accrued expenses	322,595	323,436
Current maturities of long-term debt	15,425	15,425

Total current liabilities	415,900	418,300

LONG-TERM OBLIGATIONS, less current maturities	3,493,228	3,500,940
DEFERRED INCOME TAXES	138,388	121,521
OTHER LONG-TERM LIABILITIES	110,069	83,170

Total liabilities	4,157,585	4,123,931

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, $1,000,000 shares authorized, 491,463, and 490,650 shares issued and 491,072 and 490,271 shares outstanding	491	491
Additional paid-in capital	1,699,363	1,695,477
Retained deficit	(2,485,787)	(2,556,525)
Accumulated other comprehensive loss	(34,185)	(32,036)
Treasury stock at cost (391 and 379 shares)	(3,871)	(3,820)

Total stockholders’ deficit	(823,989)	(896,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,333,596	$3,227,518

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,738	$68,958
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	53,196	51,297
Amortization	36,349	32,488
Asset impairment	3,715	—
Provision for share based compensation	2,650	2,303
Deferred income tax expense	7,707	20,005
Amortization of debt acquisition costs	6,786	6,693
Other	171	161
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(31,278)	(42,507)
Other assets	(36,340)	(13,086)
Accounts payable	2,566	4,541
Accrued expenses, other liabilities and income tax payable	19,114	17,572

Net cash flows from operating activities	135,374	148,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $1,350 and $4,780	(77,201)	(188,914)
Purchases of property and equipment	(58,429)	(49,378)
Other	—	90

Net cash flows from investing activities	(135,630)	(238,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	305,800	369,500
Payments on revolving credit and accounts receivable securitization facilities	(305,800)	(294,000)
Principal repayments on long-term obligations	(7,712)	(17,201)
Repurchase of common stock	(51)	(4,617)
Payments of capital lease obligations	(35)	(460)
Other	380	(262)

Net cash flows from financing activities	(7,418)	52,960

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,307)	6,794
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,981)	(30,023)
CASH AND CASH EQUIVALENTS, Beginning of period	93,836	97,793

CASH AND CASH EQUIVALENTS, End of period	$84,855	$67,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$124,320	$117,788

Cash paid during the period for income taxes, net of refunds of $1,858 and $1,440	$43,132	$16,719

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$6,481	$7,292

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS )

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
BALANCE, January 1, 2012	$491	$1,695,477	$(2,556,525)	$(3,820)	$(32,036)	$(896,413)
Net income			70,738			70,738
Foreign currency translation adjustment, net of tax of $2,134					(3,482)	(3,482)
Unrealized gain on cash flow hedges, net of tax of $(817)					1,333	1,333
Purchase of stock (12,000 shares)				(51)		(51)
Executive Deferred Compensation Plan contributions		1,783				1,783
Stock options exercised including related tax benefits (645,582 shares)		82				82
Share based compensation		2,021				2,021

BALANCE, June 30, 2012	$491	$1,699,363	$(2,485,787)	$(3,871)	$(34,185)	$(823,989)

BALANCE, January 1, 2011	$88	$—	$(2,516,315)	$(1,023)	$(26,250)	$(2,543,500)
Net income			68,958			68,958
Foreign currency translation adjustment, net of tax of $(6,166)					10,060	10,060
Reclassification of cash flow hedges into earnings, net of tax of $(2,386)					3,891	3,891
Unrealized gain on cash flow hedges, net of tax of $(1,320)					2,154	2,154
Purchase of stock (194,764 shares)				(2,055)		(2,055)
Executive Deferred Compensation Plan contributions		1,668				1,668
Stock options exercised including related tax benefits (12,000 shares)		24				24
Share based compensation		1,038				1,038
Accretion of Class L common stock priority return preference		(2,730)	(86,825)			(89,555)

BALANCE, June 30, 2011	$88	$—	$(2,534,182)	$(3,078)	$(10,145)	$(2,547,317)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description — West Corporation (the “Company” or “West”) is a leading provider of technology-driven communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific, Latin America and South America.

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

— Telephony / Interconnect Services. Our Telephony / Interconnect services support the merging of traditional telecom, mobile and IP technologies to service providers and enterprises. We are a leading provider of local and national tandem switching services in the middle mile to carriers throughout the United States. We leverage our proprietary customer traffic information system, sophisticated call routing and control facility to provide tandem interconnection services to the competitive marketplace, including wireless, wire-line, cable telephony and Voice over Internet Protocol (“VoIP”) companies. We entered this market through the acquisition of HyperCube LLC (“HyperCube”) in March, 2012.

Basis of Consolidation — The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2012 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition — In our Unified Communications segment, our conferencing and collaboration services, event services and IP-based unified communications solutions are generally billed and revenue recognized on a per participant minute basis or per seat basis and our alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Nonrefundable up-front fees and related costs are recognized ratably over the term of the contract except in certain instances where the future benefit is linked to the customer relationship, which may necessitate a longer recognition period.

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

Conversion — On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock (the “Conversion”) by filing amendments to our amended and restated certificate of incorporation (the “Charter Amendments”) with the Delaware Secretary of State. Upon the effectiveness of the filing of the Charter Amendments, each share of our outstanding Class L Common Stock was converted into 40.29 shares of Class A Common Stock.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the Class L common shares is presented below, in thousands:

Six months ended June 30, 2011
January 1, 2011	$1,504,445
Accretion of Class L common stock priority return preference	89,555
Executive Deferred Compensation Plan activity	2,206
Purchase of Class L shares	(2,562)

June 30, 2011	$1,593,644

Reclassification of Common Stock — On December 30, 2011, following the Conversion, all of the then outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the filing of the Charter Amendments (the “Reclassification”). Following the Reclassification, all shares of Common Stock share proportionately in dividends. The Charter Amendments also increased our number of authorized shares to nine hundred million (900,000,000) shares of Class A Common Stock and one hundred million (100,000,000) shares of Class L Common Stock. Following consummation of the Conversion and the Reclassification, we had one billion authorized shares of Common Stock.

As a result of the reclassification of Class A common stock to common stock, references to “Class A common stock” have been changed to “common stock” for all periods presented.

Foreign Currency and Translation of Foreign Subsidiaries — The functional currencies of the Company’s foreign operations generally are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ deficit and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Subsequent Events — In accordance with the provisions of ASC 855, we have evaluated subsequent events. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements — In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U. S. GAAP and IFRS. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U. S. Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance became effective for the Company January 1, 2012, and the adoption had no immediate effect on our financial position, results of operations or cash flows.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

2. ACQUISITIONS

HyperCube

On March 23, 2012, we completed the acquisition of HyperCube, a provider of switching services to telecommunications carriers throughout the United States. HyperCube exchanges or interconnects communications traffic to all carriers, including wireless, wire-line, cable telephony and VoIP companies. The purchase price was $77.9 million and was funded by cash on hand and partial use of our asset securitization financing facility. The results of HyperCube have been included in the Communication Services segment since March 23, 2012.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

POSTcti

On February 1, 2011, we completed the acquisition of Preferred One Stop Technologies Limited (“POSTcti”), a provider of unified communications solutions and services in Europe. POSTcti enables and provides single source communication convergence from best-of-breed industry-leading providers, combined with customized professional services implementation and dedicated ongoing product support. The purchase price included $4.3 million of non-contingent consideration paid in Sterling at closing and was funded with cash on hand. The purchase agreement for POSTcti also includes a three year contingent earn-out provision with a maximum payment of approximately £12.0 million and £0.4 million (approximately $18.8 million and $0.6 million at the June

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

30, 2012 exchange rate) of additional non-contingent deferred consideration withheld to secure sellers’ indemnification obligations. The contingent earn-out will be determined based on the achievement of specified revenue and EBITDA objectives. Based on a weighted average probability analysis, we have accrued $8.1 million at June 30, 2012 for the contingent earn-out. The results of POSTcti have been included in the Unified Communications segment since February 1, 2011.

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

(Amounts in thousands)	HyperCube	PivotPoint	Contact One	WIPC	Unisfair	TFCC	POSTcti
Working Capital	$(79)	$231	$(390)	$4,635	$(3,732)	$1,080	$(1,255)
Property and equipment	10,114	307	56	1,484	339	3,304	18
Other assets, net	391	30	—	—	42	—	—
Intangible assets	19,110	10,791	2,785	48,610	10,960	17,250	3,859
Goodwill	50,989	11,542	5,189	79,538	15,343	18,870	11,221

Total assets acquired	80,525	22,901	7,640	134,267	22,952	40,504	13,843

Non-current deferred taxes	2,594	—	—	13,182	3,452	—	1,013
Long-term liabilities	50	—	—	1,047	—	—	8,537

Total liabilities assumed	2,644	—	—	14,229	3,452	—	9,550

Net assets acquired	$77,881	$22,901	$7,640	$120,038	$19,500	$40,504	$4,293

Pro forma

Assuming the acquisitions of HyperCube, PivotPoint, Contact One, WIPC, Unisfair, TFCC and POSTcti, occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2012 and 2011 would have been, in thousands, (except per share amount) as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$661,895	$656,822	$1,317,332	$1,301,725
Net Income	$36,694	$34,304	$70,685	$65,900
Earnings per common L share — basic	N/A	$4.58	N/A	$8.97
Earnings per common L share — diluted	N/A	$4.39	N/A	$8.60
Income (loss) per share — basic	$0.07	$(0.16)	$0.14	$(0.30)
Income (loss) per share — diluted	$0.07	$(0.16)	$0.14	$(0.30)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

For the three months ended June 30, 2012 and 2011, our acquisitions were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $32.8 million and $17.8 million, respectively. For the six months ended June 30, 2012 and 2011, our acquisitions were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $51.6 million and $29.9 million, respectively. The net income for the three and six months ended June 30, 2012 and 2011 of those acquisitions were not material. Acquisition costs for the three months ended June 30, 2012 and 2011 were $0.1 million and $0.7 million, respectively, and are included in selling, general and administrative expenses. Acquisition costs for the six months ended June 30, 2012 and 2011 were $0.5 million and $2.2 million, respectively, and are included in selling, general and administrative expenses.

3. GOODWILL AND INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the year ended December 31, 2011 and the six months ended June 30, 2012:

	Unified Communications	Communication Services	Consolidated
Balance at January 1, 2011	$843,558	$823,513	$1,667,071
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2011	843,558	785,838	1,629,396
Acquisitions	124,989	16,839	141,828
Acquisition accounting adjustments	—	(3,023)	(3,023)
Foreign currency translation adjustment	(5,565)	(1)	(5,566)

Balance at December 31, 2011	962,982	837,328	1,800,310

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at December 31, 2011	$962,982	$799,653	$1,762,635

	Unified Communications	Communication Services	Consolidated
Balance at January 1, 2012	$962,982	$837,328	$1,800,310
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2012	962,982	799,653	1,762,635
Acquisitions	—	50,989	50,989
Acquisition accounting adjustments	970	(108)	862
Foreign currency translation adjustment	(3,417)	17	(3,400)

Balance at June 30, 2012	960,535	888,226	1,848,761

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at June 30, 2012	$960,535	$850,551	$1,811,086

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of HyperCube and PivotPoint were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

During the six months ended June 30, 2012, we completed the acquisition accounting for Unisfair, TFCC, POSTcti, Smoothstone and Contact One with no significant changes required to our provisional acquisition accounting estimates.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of June 30, 2012			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$540,927	$(351,199)	$189,728	9.5
Technology & Patents	135,406	(67,006)	68,400	10.3
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,205	(14,841)	12,364	4.3
Other intangible assets	14,900	(12,462)	2,438	4.6

Total	$765,548	$(445,508)	$320,040

	As of December 31, 2011			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$538,154	$(341,236)	$196,918	9.2
Technology & Patents	131,446	(61,098)	70,348	10.3
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	26,690	(12,423)	14,267	4.3
Other intangible assets	14,452	(9,948)	4,504	4.6

Total	$757,852	$(424,705)	$333,147

Amortization expense for finite-lived intangible assets was $17.1 million and $14.7 million for the three months ended June 30, 2012 and 2011, respectively, and $32.0 million and $29.6 million for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense for the intangible assets noted above for 2012 and the next five years is as follows:

2012	$64.8 million
2013	$54.1 million
2014	$44.0 million
2015	$35.4 million
2016	$26.4 million
2017	$19.8 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	June 30, 2012	December 31, 2011
Deferred revenue and customer deposits, net of long-term deferred revenue of $23,721 and $4,463	$72,714	$78,173
Accrued wages	52,845	54,259
Accrued other taxes (non-income related)	44,160	37,980
Accrued phone	42,659	27,500
Interest payable	39,460	47,724
Accrued employee benefit costs	15,560	12,763
Accrued lease expense	9,217	7,211
Income taxes payable	9,188	17,997
Interest rate hedge position	4,955	5,194
Other current liabilities	31,837	34,635

	$322,595	$323,436

5. LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	June 30, 2012	December 31, 2011
Senior Secured Term Loan Facility, due 2013	$448,434	$448,434
Senior Secured Term Loan Facility, due 2016	1,460,219	1,467,931
11% Senior Subordinated Notes, due 2016	450,000	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,508,653	3,516,365

Less: current maturities	(15,425)	(15,425)

Long-term obligations	$3,493,228	$3,500,940

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

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At June 30, 2012, the notional amount of debt outstanding under interest rate swap agreements was $500.0 million. The fixed interest rate on the interest rate swaps ranges from 1.685% to 1.6975%.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$4,955	Accrued expenses	$5,194
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	1,911

Total derivatives		$4,955		$7,105

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and six months ended June 30, 2012 and 2011, respectively.

Derivatives designated	Amount of gain (loss) recognized in OCI For the three months ended June 30,		Location of gain (loss) reclassified from OCI	Amount of gain reclassified from OCI into net income for the three months ended June 30,		Amount of gain (loss) recognized in net income on hedges (ineffective portion) for the three months ended June 30,
as hedging instruments	2012	2011	into net income	2012	2011	2012	2011
Interest rate swaps	$896	$(248)	Interest expense	$—	$1,946	$—	$—

	For the six months ended June 30,			For the six months ended June 30,		For the six months ended June 30,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$1,333	$2,154	Interest expense	$—	$3,891	$—	$202

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

		Fair Value Measurements at June 30, 2012 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets

Trading securities	$31,937	$31,937	$—	$—	$31,937

Liabilities

Interest rate swaps	$4,955	$—	$4,955	$—	$4,955

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

The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at June 30, 2012 was approximately $3,587.8 million compared to the carrying amount of $3,508.7 million. The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2011 was approximately $3,529.0 million compared to the carrying amount of $3,516.4 million.

8. STOCK-BASED COMPENSATION

On December 30, 2011, our Board of Directors approved amendments to certain of our compensation plans. The Board of Directors approved an amendment to the Company’s 2006 Executive Incentive Plan (“EIP”) which amendment increased the maximum number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”) that may be issued pursuant to or subject to outstanding awards under the 2006 EIP from 11,276,291 to 38,435,427. Such increased pool is in addition to shares issuable upon exercise of executive rollover options. The Board of Directors also took action in accordance with the terms of the 2006 EIP to adjust the number and kind of shares of stock or securities subject to awards outstanding under the 2006 EIP to give effect to the Conversion and the Reclassification.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The following table presents the stock option activity under the EIP for the six months ended June 30, 2011 and 2012, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	333,447	2,544,000	$3.00
Granted	(160,000)	160,000	10.60
Canceled	65,500	(65,500)	5.76
Exercised	—	(12,000)	1.97

Balance at June 30, 2011	238,947	2,626,500	$3.40

Balance at January 1, 2012	27,434,083	2,524,500	$3.38
Granted	(20,920,000)	20,920,000	4.19
Canceled	142,000	(142,000)	5.68
Exercised	—	(57,500)	1.64

Balance at June 30, 2012	6,656,083	23,245,000	$4.10

At June 30, 2012, we expect that approximately 72% of options granted will vest over the vesting period.

At June 30, 2012, the intrinsic value of vested options was approximately $3.4 million.

The following table summarizes the information on the options granted under the EIP at June 30, 2012:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,649,000	4.44	$1.64	1,649,000	$1.64
3.61	208,000	6.50	3.61	129,000	3.61
4.19	20,855,000	9.75	4.19	—	—
6.36	215,000	5.58	6.36	172,000	6.36
9.04	193,000	7.83	9.04	77,200	9.04
10.60	125,000	8.58	10.60	25,000	10.60

$1.64 - $10.60	23,245,000	9.28	$3.40	2,052,200	$2.55

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Options Outstanding
Executive Management Rollover Options	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2011	17	287,326	$33.34
Canceled	—	—	—
Exercised	—	—	—

Balance at June 30, 2011	17	287,326	$33.34

Balance at January 1, 2012	821	12,958,670	$0.6923
Canceled	—	—	—
Exercised	—	(708,584)	0.6959

Balance at June 30, 2012	821	12,250,086	$0.6921

Prior to the Conversion and Reclassification in December 2011, an Equity Strip was comprised of eight shares of Class A common stock and one share of Class L common stock. The executive rollover options are fully vested.

The following table summarizes the outstanding and exercisable information on executive management rollover options granted under the EIP at June 30, 2012:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.5846	147,115	0.25	$0.5846
0.6834	10,964,003	1.29	0.6834
0.7900	1,138,968	0.75	0.7900

$0.5846 - $0.79	12,250,086	1.23	$0.6921

The aggregate intrinsic value of these options at June 30, 2012 was approximately $42.8 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during the six months ended June 30, 2012 and 2011 were $1.53 and $3.92, respectively. We have estimated the fair value of EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Six months ended June 30,
	2012	2011
Risk-free interest rate	1.35%	1.87%
Dividend yield	0.0%	0.0%
Expected volatility	34.7%	33.2%
Expected life (years)	6.25	6.5

The risk-free rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

There was approximately $24.5 million and $2.8 million of unrecorded and unrecognized compensation expense related to unvested share based compensation under the EIP at June 30, 2012 and 2011, respectively.

Stock-Based Compensation Expense

For the three months ended June 30, 2012 and 2011, stock-based compensation expense was $2.5 million and $1.3 million, respectively. For the six months ended June 30, 2012 and 2011, stock-based compensation expense was $2.6 million and $2.3 million, respectively.

9. EARNINGS PER SHARE

On October 2, 2009, the Company announced its intention to commence an equity offering and accordingly is providing the following information related to earnings per share.

On December 30, 2011, we completed the Conversion of our outstanding Class L Common Stock into shares of Class A Common Stock and thereafter the reclassification of all of our Class A Common Stock as a single class of Common Stock. As a result, earnings per share calculations in periods subsequent to the Conversion will be presented as a single class of Common Stock.

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

	Three months ended June 30,		Six months ended June 30,
(Amount in thousands)	2012	2011	2012	2011
Net Income	$36,694	$34,378	$70,738	$68,958
Less: accretion of Class L Shares (1)	—	45,702	—	89,555

Net income (loss) attributable to Class A Shares	$36,694	$(11,324)	$70,738	$(20,597)

(1)	Prior to the Conversion, the Class L shareholders were allocated their priority return which is equivalent to the accretion, while any losses were allocated to common shareholders as the Class L shareholders did not have a contractual obligation to share in losses.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Earnings (Loss) Per Common Share:
Basic — Class L	N/A	$4.58	N/A	$8.97
Basic — Common	$0.07	$(0.13)	$0.14	$(0.23)

Diluted — Class L	N/A	$4.39	N/A	$8.60
Diluted — Common	$0.07	$(0.13)	$0.14	$(0.23)

Weighted Average Number of Shares Outstanding:
Basic — Class L	N/A	9,972	N/A	9,985
Basic — Common	491,009	87,834	490,763	87,936

Dilutive Impact of Stock Options:
Class L Shares	N/A	429	N/A	425
Diluted Class L Shares	N/A	10,401	N/A	10,410
Common Shares	17,367	—	17,438	—
Diluted Common Shares	508,376	87,834	508,201	87,936

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive effect on earnings per share. At June 30, 2012, 21,388,000 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options. At June 30, 2011, for purposes of calculating the diluted earnings per share for the common shares, 2,626,500 options outstanding to purchase common shares were excluded from the computation of diluted common shares outstanding as the income allocable to the common shares was a loss therefore the effect was anti-dilutive.

10. BUSINESS SEGMENTS

Unified Communications, including on-demand audio conferencing, operator-assisted audio conferencing, web collaboration tools and video conferencing services, virtual event design and hosting, alerts and notification services and implementation of hosted and managed unified communications solutions; and

Communication Services, including emergency communications, automated call processing, agent-based services and telephony / interconnect services.

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2012	2011	2012	2011
Revenue:
Unified Communications	$369,527	$347,037	$729,174	$678,159
Communication Services	295,227	278,332	576,964	560,409
Intersegment eliminations	(2,859)	(2,549)	(5,181)	(4,930)

Total	$661,895	$622,820	$1,300,957	$1,233,638

Operating Income:
Unified Communications	$99,805	$96,470	$196,941	$190,481
Communication Services	21,694	26,281	38,800	51,077

Total	$121,499	$122,751	$235,741	$241,558

Depreciation and Amortization:
(Included in Operating Income)
Unified Communications	$22,137	$21,083	$44,483	$42,227
Communication Services	24,093	20,560	45,062	41,558

Total	$46,230	$41,643	$89,545	$83,785

Capital Expenditures:
Unified Communications	$12,425	$10,936	$21,534	$19,342
Communication Services	10,941	10,824	22,476	20,098
Corporate	2,142	2,429	5,374	3,913

Total	$25,508	$24,189	$49,384	$43,353

	As of June 30, 2012	As of December 31, 2011
Assets:
Unified Communications	$1,631,962	$1,620,444
Communication Services	1,453,422	1,379,125
Corporate	248,212	227,949

Total	$3,333,596	$3,227,518

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2012 and 2011, our largest 100 clients represented 56% and 55% of our total revenue, respectively. For the six months ended June 30, 2012 and 2011, our largest 100 clients represented 55% of our total revenue. For the three and six months ended June 30, 2012, no client represented more than 10% of our aggregate revenue. For the three and six months ended June 30, 2011 our largest client, AT&T, represented approximately 10% of our aggregate revenue.

For the three months ended June 30, 2012 and 2011, revenues from non-U.S. countries were approximately 18% and 19% of consolidated revenues, respectively. For the six months ended June 30, 2012 and 2011, revenues from non-U.S. countries were approximately 19% and 18% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue:
Americas — United States	$541,222	$501,923	$1,058,737	$998,026
Americas — Other	5,759	4,711	11,552	9,298
Europe, Middle East & Africa (EMEA)	73,052	76,426	148,873	150,844
Asia Pacific	41,862	39,760	81,795	75,470

Total	$661,895	$622,820	$1,300,957	$1,233,638

	As of June 30, 2012	As of December 31, 2011
	(amounts in thousands)
Long-Lived Assets:
Americas — United States	$2,434,428	$2,373,428
Americas — Other	3,052	4,107
Europe, Middle East & Africa (EMEA)	196,697	206,598
Asia Pacific	23,547	21,599

Total	$2,657,724	$2,605,732

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate gain on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $0.5 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately ($1.2) million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

12. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY NON-GUARANTORS

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended June 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$524,942	$136,953	$—	$661,895
COST OF SERVICES	—	248,603	58,683	—	307,286
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,348)	194,658	39,800	—	233,110

OPERATING INCOME	1,348	81,681	38,470	—	121,499

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(40,198)	(24,650)	4,223	—	(60,625)
Subsidiary Income	68,849	28,808	—	(97,657)	—
Other, net	(1,337)	3,947	(4,301)	—	(1,691)

Other income (expense)	27,314	8,105	(78)	(97,657)	(62,316)

INCOME BEFORE INCOME TAX EXPENSE	28,662	89,786	38,392	(97,657)	59,183

INCOME TAX EXPENSE (BENEFIT)	(8,032)	24,888	5,633	—	22,489

NET INCOME	$36,694	$64,898	$32,759	$(97,657)	$36,694

Foreign currency translation adjustments, net of tax of $6,871	(11,210)	—	(11,210)	11,210	(11,210)

Unrealized gain on cash flow hedges net of tax of $(549)	896	—	—	—	896

Comprehensive income — West Corporation	$26,380	$64,898	$21,549	$(86,447)	$26,380

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended June 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$487,322	$135,498	$—	$622,820
COST OF SERVICES	—	219,723	56,497	—	276,220
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	611	182,510	40,728	—	223,849

OPERATING INCOME (LOSS)	(611)	85,089	38,273	—	122,751

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(40,696)	(30,921)	3,199	—	(68,418)
Subsidiary Income	58,891	24,578	—	(83,469)	—
Other	485	5,543	(4,908)	—	1,120

Other income (expense)	18,680	(800)	(1,709)	(83,469)	(67,298)

INCOME BEFORE INCOME TAX EXPENSE	18,069	84,289	36,564	(83,469)	55,453

INCOME TAX EXPENSE (BENEFIT)	(16,309)	24,920	12,464	—	21,075

NET INCOME	$34,378	$59,369	$24,100	$(83,469)	$34,378

Foreign currency translation adjustments, net of tax of $(4,778)	$7,795	$—	$7,795	$(7,795)	$7,795

Reclassification of a cash flow hedge into earnings, net of tax of $(1,193)	1,946	—	—	—	1,946

Unrealized loss on cash flow hedges, net of tax of $152	(248)	—	—	—	(248)

Comprehensive income — West Corporation	$43,871	$59,369	$31,895	$(91,264)	$43,871

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,025,016	$275,941	$—	$1,300,957
COST OF SERVICES	—	482,082	116,906	—	598,988
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,265	383,736	79,227	—	466,228

OPERATING INCOME (LOSS)	(3,265)	159,198	79,808	—	235,741

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(81,131)	(50,178)	8,622	—	(122,687)
Subsidiary Income	115,868	50,665	—	(166,533)	—
Other, net	3,743	7,953	(10,657)	—	1,039

Other income (expense)	38,480	8,440	(2,035)	(166,533)	(121,648)

INCOME BEFORE INCOME TAX EXPENSE	35,215	167,638	77,773	(166,533)	114,093

INCOME TAX EXPENSE (BENEFIT)	(35,523)	53,566	25,312	—	43,355

NET INCOME	$70,738	$114,072	$52,461	$(166,533)	$70,738

Foreign currency translation adjustments, net of tax of $2,134	(3,482)	—	(3,482)	3,482	(3,482)

Unrealized gain on cash flow hedges net of tax of $(817)	1,333	—	—	—	1,333

Comprehensive income — West Corporation	$68,589	$114,072	$48,979	$(163,051)	$68,589

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$972,072	$261,566	$—	$1,233,638
COST OF SERVICES	—	440,408	107,415	—	547,823
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,309	362,791	78,157	—	444,257

OPERATING INCOME (LOSS)	(3,309)	168,873	75,994	—	241,558

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(81,751)	(60,976)	6,584	—	(136,143)
Subsidiary Income	135,506	55,877	—	(191,383)	—
Other	2,998	10,908	(8,094)	—	5,812

Other income (expense)	56,753	5,809	(1,510)	(191,383)	(130,331)

INCOME BEFORE INCOME TAX EXPENSE	53,444	174,682	74,484	(191,383)	111,227

INCOME TAX EXPENSE (BENEFIT)	(15,514)	38,895	18,888	—	42,269

NET INCOME	$68,958	$135,787	$55,596	$(191,383)	$68,958

Foreign currency translation adjustments, net of tax of $(6,166)	$10,060	$—	$10,060	$(10,060)	$10,060

Reclassification of a cash flow hedge into earnings, net of tax of $(2,386)	3,891	—	—	—	3,891

Unrealized gain on cash flow hedges, net of tax of $(1,320)	2,154	—	—	—	2,154

Comprehensive income — West Corporation	$85,063	$135,787	$65,656	$(201,443)	$85,063

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	June 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,777	$—	$75,323	$(2,245)	$84,855
Trust and restricted cash	—	14,595	—	—	14,595
Accounts receivable, net	—	73,414	382,625	—	456,039
Intercompany receivables	—	584,210	—	(584,210)	—
Deferred income tax receivable	4,844	8,786	5,540	—	19,170
Prepaid assets	3,072	33,444	10,768	—	47,284
Other current assets	5,090	312,208	(263,369)	—	53,929

Total current assets	24,783	1,026,657	210,887	(586,455)	675,872

Property and equipment, net	70,255	238,049	38,069	—	346,373
INVESTMENT IN SUBSIDIARIES	1,561,439	351,436	—	(1,912,875)	—
GOODWILL	—	1,638,839	172,247	—	1,811,086
INTANGIBLES, net	—	278,458	41,582	—	320,040
OTHER ASSETS	95,434	82,465	2,326	—	180,225

TOTAL ASSETS	$1,751,911	$3,615,904	$465,111	$(2,499,330)	$3,333,596

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,660	$58,208	$19,257	$(2,245)	$77,880
Intercompany payables	572,706	—	11,504	(584,210)	—
Accrued expenses	18,326	250,963	53,306	—	322,595
Current maturities of long-term debt	2,354	13,071	—	—	15,425

Total current liabilities	596,046	322,242	84,067	(586,455)	415,900

LONG-TERM OBLIGATIONS, less current maturities	1,888,957	1,604,271	—	—	3,493,228
DEFERRED INCOME TAXES	33,282	86,905	18,201	—	138,388
OTHER LONG-TERM LIABILITIES	57,615	42,562	9,892	—	110,069

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(823,989)	1,559,924	352,951	(1,912,875)	(823,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,751,911	$3,615,904	$465,111	$(2,499,330)	$3,333,596

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$82,727	$54,892	$(2,245)	$135,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(77,158)	(43)	—	(77,201)
Purchase of property and equipment	(5,374)	(40,933)	(12,122)	—	(58,429)

Net cash flows from investing activities	(5,374)	(118,091)	(12,165)	—	(135,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	133,300	—	172,500	—	305,800
Payments on revolving credit and accounts receivable securitization facilities	(133,300)	—	(172,500)	—	(305,800)
Principal repayments on long-term obligations	(1,177)	(6,535)	—	—	(7,712)
Repurchase of common stock	(51)	—	—	—	(51)
Payments of capital lease obligations	—	(21)	(14)	—	(35)
Other	380	—	—	—	380

Net cash flows from financing activities	(848)	(6,556)	(14)	—	(7,418)

Intercompany	7,496	41,920	(55,655)	6,239	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1,307)	—	(1,307)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,274	—	(14,249)	3,994	(8,981)
CASH AND CASH EQUIVALENTS, Beginning of period	10,503	—	89,572	(6,239)	93,836

CASH AND CASH EQUIVALENTS, End of period	$11,777	$—	$75,323	$(2,245)	$84,855

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

Business Overview

We are a leading provider of technology-driven communication services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications, business processing outsourcing and telephony / interconnect. Our services provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific, Latin America and South America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communication needs of our clients. We have evolved our business mix from labor-intensive communication services to focus more on diversified and platform-based, technology-driven services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2011, we managed approximately 27 billion telephony minutes and approximately 121 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 1 billion notification calls and data messages. With approximately 638,000 telephony ports to handle conference calls, alerts and notifications and customer service at June 30, 2012, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 317,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

In our Communication Services segment, our emergency communications solutions are generally billed per month based on the number of billing telephone numbers or cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our communication equipment technology solutions. Our platform-based and agent-based customer service solutions are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent-based services. Our telephony / interconnect services are generally billed based on usage for toll-free origination services.

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

Key Drivers Affecting Our Results of Operations

Evolution to Automated Technologies. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 72% for the six months ended June 30, 2012 and our operating income from platform-based services has grown from 53% of total operating income to 93% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services — for example, an automated voice response system with the option for the client’s customer to speak to an agent. Accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

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

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenue: Total revenue for the three months ended June 30, 2012 increased $39.1 million, or 6.3%, to $661.9 million from $622.8 million for the three months ended June 30, 2011. This increase included revenue of $32.8 million from entities acquired since April 1, 2011.

For the six months ended June 30, 2012, total revenue increased $67.3 million, or 5.5%, to $1,301.0 million from $1,233.6 million for the six months ended June 30, 2011. This increase included revenue of $51.6 million from entities acquired since January 1, 2011. During the six months ended June 30, 2012, the HyperCube acquisition closed. The HyperCube results have been included in the Communication Services segment since the March 23, 2012 acquisition date.

For the three months ended June 30, 2012 and 2011, our largest 100 clients represented 56% and 55% of our total revenue, respectively. For the six months ended June 30, 2012 and 2011, our largest 100 clients represented 55% of our total revenue. No client represented 10% of our aggregate revenue during the three and six months ended June 30, 2012 and no client other than AT&T represented 10% of our aggregate revenue for the three and six months ended June 30, 2011.

Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
Revenue in thousands:
Unified Communications	$369,527	$347,037	$22,490	6.5%	$729,174	$678,159	$51,015	7.5%
Communication Services	295,227	278,332	16,895	6.1%	576,964	560,409	16,555	3.0%
Intersegment eliminations	(2,859)	(2,549)	(310)	NM	(5,181)	(4,930)	(251)	NM

Total	$661,895	$622,820	$39,075	6.3%	$1,300,957	$1,233,638	$67,319	5.5%

NM — Not Meaningful

For the three months ended June 30, 2012, Unified Communications revenue increased $22.5 million, or 6.5%, to $369.5 million from $347.0 million for the three months ended June 30, 2011. The $22.5 million of Unified Communications revenue growth achieved includes a $5.5 million negative impact as a result of changes in foreign currency rates; accordingly, Unified Communications revenue growth would have been 8.1%, or $5.5 million higher with the foreign currency rates in effect for the three months ended June 30, 2011. The increase in revenue for the three months ended June 30, 2012 included $11.7 million from acquisitions. The remaining $10.8 million increase was attributable primarily to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our on-demand audio conferencing services, which accounts for the majority of our Unified Communications revenue, grew approximately 8.0% for the three months ended June 30, 2012 over the three months ended June 30, 2011, while the average rate per minute for reservationless services declined by approximately 6.2% (or 3.8% using the same foreign currency rates in effect during the prior year period). Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future.

For the six months ended June 30, 2012, Unified Communications revenue increased $51.0 million, or 7.5%, to $729.2 million from $678.2 million for the six months ended June 30, 2011. The $51.0 million of Unified Communications revenue growth achieved includes a $6.2 million negative impact as a result of changes in foreign currency rates; accordingly, Unified Communications revenue growth would have been 8.4%, or $6.2 million higher with the foreign currency rates in effect for the six months ended June 30, 2011. The increase in revenue for the six months ended June 30, 2012 included $27.4 million from acquisitions. The remaining $23.6 million increase was attributable primarily to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our on-demand audio conferencing services, which accounts for the majority of our Unified Communications revenue, grew approximately 9.9% for the six months ended June 30, 2012 over the six months ended June 30, 2011, while the average rate per minute for reservationless services declined by approximately 7.2% (or 5.8% using the same foreign currency rates in effect during the prior year period).

During the three months ended June 30, 2012, revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions was $113.5 million, a decrease of 0.8% over the three months ended June 30, 2011. Using the same foreign currency rates in effect during the prior year period, revenue in APAC and EMEA increased 4.0% during the three months ended June 30, 2012. During the six months ended June 30, 2012, revenue in APAC and EMEA regions grew to $227.7 million, an increase of 2.0% over the six months ended June 30, 2011. Using the same foreign currency rates in effect during the prior year period, revenue in APAC and EMEA increased 4.8% during the six months ended June 30, 2012.

For the three months ended June 30, 2012, Communication Services revenue increased $16.9 million, or 6.1%, to $295.2 million from $278.3 million for the three months ended June 30, 2011. The increase in revenue for the three months ended June 30, 2012 included $21.2 million from acquisitions. The increase was partially offset by a $4.0 million decrease in revenue from our automated services. Revenue from agent-based services for the three months ended June 30, 2012 increased $1.6 million compared with revenue for the three months ended June 30, 2011.

For the six months ended June 30, 2012, Communication Services revenue increased $16.6 million, or 3.0%, to $577.0 million from $560.4 million for the six months ended June 30, 2011. The increase in revenue for the six months ended June 30, 2012 included $24.2 million from acquisitions. The increase was partially offset by a $13.7 million decrease in revenue from our automated services. Revenue from agent-based services for the six months ended June 30, 2012 increased $9.3 million compared with revenue for the six months ended June 30, 2011.

Cost of services: Cost of services consists of direct labor, telephone expense, sales commissions and other costs directly related to providing services to clients. Cost of services for the three months ended June 30, 2012 increased $31.1 million, or 11.2%, to $307.3 million, from $276.2 million for the three months ended June 30, 2011. The increase in cost of services for the three months ended June 30, 2012 included $19.7 million from acquired entities. As a percentage of revenue, cost of services increased to 46.4% for the three months ended June 30, 2012, compared to 44.3% for the three months ended June 30, 2011. Cost of services for the six months ended June 30, 2012 increased $51.2 million, or 9.3%, to $599.0 million from $547.8 million for the six months ended June 30, 2011. The increase in cost of services for the three months ended June 30, 2012 included $30.0 million from acquired entities. As a percentage of revenue, cost of services increased to 46.0% for the six months ended June 30, 2012, compared to 44.4% for the six months ended June 30, 2011.

Cost of services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2012	Revenue	2011	Revenue	Change	Change	2012	Revenue	2011	Revenue	Change	Change
In thousands:
Unified Communications	$156,550	42.4%	$142,498	41.1%	$14,052	9.9%	$305,291	41.9%	$275,113	40.6%	$30,178	11.0%
Communication Services	153,053	51.8%	135,844	48.8%	17,209	12.7%	297,796	51.6%	276,752	49.4%	21,044	7.6%
Intersegment eliminations	(2,317)	NM	(2,122)	NM	(195)	NM	(4,099)	NM	(4,042)	NM	(57)	NM

Total	$307,286	46.4%	$276,220	44.3%	$31,066	11.2%	$598,988	46.0%	$547,823	44.4%	$51,165	9.3%

NM — Not Meaningful

Unified Communications cost of services for the three months ended June 30, 2012 increased $14.1 million, or 9.9%, to $156.6 million from $142.5 million for the three months ended June 30, 2011. The increase in cost of services for the three months ended June 30, 2012 included $7.6 million from acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.4% for the three months ended June 30, 2012 from 41.1% for the three months ended June 30, 2011.

Unified Communications cost of services for the six months ended June 30, 2012 increased $30.2 million, or 11.0%, to $305.3 million from $275.1 million for the six months ended June 30, 2011. The increase in cost of services for the six months ended June 30, 2012 included $16.6 million from acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications, cost of services increased to 41.9% for the six months ended June 30, 2012 from 40.6% for the six months ended June 30, 2011. The increase in cost of services as a percentage of revenue for the three and six months ended June 30, 2012 is due primarily to changes in the product mix, geographic mix and the impact of acquired entities.

Communication Services cost of services for the three months ended June 30, 2012 increased $17.2 million, or 12.7%, to $153.1 million from $135.8 million for the three months ended June 30, 2011. The increase in cost of services for the three months ended June 30, 2012 included $12.1 million from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 51.8% for the three months ended June 30, 2012, compared to 48.8% for the three months ended June 30, 2011.

Communication Services cost of services for the six months ended June 30, 2012 increased $21.0 million, or 7.6%, to $297.8 million from $276.8 million for the six months ended June 30, 2011. The increase in cost of services for the six months ended June 30, 2012 included $13.4 million from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 51.6% for the six months ended June 30, 2012, compared to 49.4% for the six months ended June 30, 2011. The increase in cost of services for the three and six months ended June 30, 2012 was the result of additional costs from acquired entities and a changing mix of automated and agent based services.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased $9.3 million, or 4.1%, to $233.1 million for the three months ended June 30, 2012 from $223.8 million for the three months ended June 30, 2011. The increase in SG&A expenses for the three months ended June 30, 2012 reflected an improvement in our SG&A expense margin that was offset by $11.9 million of additional SG&A expenses from acquired entities. As a percentage of revenue, SG&A expenses improved to 35.2% for the three months ended June 30, 2012 from 35.9% for the three months ended June 30, 2011.

SG&A expenses increased $22.0 million, or 4.9%, to $466.2 million for the six months ended June 30, 2012 from $444.3 million for the six months ended June 30, 2011. The increase in SG&A expenses for the six months ended June 30, 2012 reflected an improvement in our SG&A expense margin that was offset by $22.6 million of additional SG&A expenses from acquired entities. As a percentage of revenue, SG&A expenses improved to 35.8% for the six months ended June 30, 2012, compared to 36.0% for the six months ended June 30, 2011.

Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2012	Revenue	2011	Revenue	Change	Change	2012	Revenue	2011	Revenue	Change	Change
In thousands:
Unified Communications	$113,171	30.6%	$108,069	31.1%	$5,102	4.7%	$226,941	31.1%	$212,565	31.3%	$14,376	6.8%
Communication Services	120,480	40.8%	116,207	41.8%	4,273	3.7%	240,369	41.7%	232,580	41.5%	7,789	3.3%
Intersegment eliminations	(541)	NM	(427)	NM	(114)	NM	(1,082)	NM	(888)	NM	(194)	NM

Total	$233,110	35.2%	$223,849	35.9%	$9,261	4.1%	$466,228	35.8%	$444,257	36.0%	$21,971	4.9%

NM — Not Meaningful

Unified Communications SG&A expenses for the three months ended June 30, 2012 increased $5.1 million, or 4.7%, to $113.2 million from $108.1 million for the three months ended June 30, 2011. The increase in SG&A expenses for the three months ended June 30, 2012 reflected an improvement in our SG&A expense margin that was partially offset by $4.3 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 30.6% for the three months ended June 30, 2012 compared to 31.1% for the three months ended June 30, 2011.

Unified Communications SG&A expenses for the six months ended June 30, 2012 increased $14.4 million, or 6.8%, to $226.9 million from $212.6 million for the six months ended June 30, 2011. The increase in SG&A for the six months ended June 30, 2012 reflected an improvement in our SG&A expense margin that was partially offset by $13.7 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 31.1% for the six months ended June 30, 2012 compared to 31.3% for the six months ended June 30, 2011.

Communication Services SG&A expenses for the three months ended June 30, 2012 increased $4.3 million, or 3.7%, to $120.5 million from $116.2 million for the three months ended June 30, 2011. The increase in SG&A expenses for the three months ended June 30, 2012 reflected an improvement in our SG&A expense margin that was offset by $7.6 million of additional SG&A expenses from acquired entities. During the three months ended June 30, 2012, this segment recorded an SG&A expense of $3.4 million for site closure and severance activities and $0.9 million for cash losses in a foreign bank that went into receivership. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 40.8% for the three months ended June 30, 2012, compared to 41.8% for the three months ended June 30, 2011. The site closure accrual, related severance and foreign bank charge had a 1.45% impact on SG&A as a percentage of revenue for the Communication Services segment.

Communication Services SG&A expenses for the six months ended June 30, 2012 increased $7.8 million, or 3.3%, to $240.4 million from $232.6 million for the six months ended June 30, 2011. The increase in SG&A expenses for the six months ended June 30, 2012 was primarily the result of $10.2 million recorded for site closure and related severance charges, asset impairments and the foreign bank expense. Also, $8.9 million of additional SG&A expenses from acquired entities was recorded during the six months ended June 30, 2012. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 41.7% for the six months ended June 30, 2012, compared to 41.5% for the six months ended June 30, 2011. The asset impairment, site closure and related severance expenses and the foreign bank charge recorded during the six months ended June 30, 2012 had a 1.77% impact on SG&A as a percentage of revenue for the Communications Services segment.

Operating income: Operating income for the three months ended June 30, 2012 decreased $1.3 million, or 1.0%, to $121.5 million from $122.8 million for the three months ended June 30, 2011. As a percentage of revenue, operating income for the three months ended June 30, 2012 decreased to 18.4%, from 19.7% for the three months ended June 30, 2011.

Operating income for the six months ended June 30, 2012 decreased by $5.8 million, or 2.4%, to $235.7 million from $241.6 million for the six months ended June 30, 2011. As a percentage of revenue, operating income for the six months ended June 30, 2012 decreased to 18.1%, from 19.6% for the six months ended June 30, 2011.

Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2012	Revenue	2011	Revenue	Change	Change	2012	Revenue	2011	Revenue	Change	Change
In thousands:
Unified Communications	$99,805	27.0%	$96,470	27.8%	$3,335	3.5%	$196,941	27.0%	$190,481	28.1%	$6,460	3.4%
Communication Services	21,694	7.3%	26,281	9.4%	(4,587)	-17.5%	38,800	6.7%	51,077	9.1%	(12,277)	-24.0%

Total	$121,499	18.4%	$122,751	19.7%	$(1,252)	-1.0%	$235,741	18.1%	$241,558	19.6%	$(5,817)	-2.4%

Unified Communications operating income for the three months ended June 30, 2012 increased $3.3 million, or 3.5%, to $99.8 million from $96.5 million for the three months ended June 30, 2011. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 27.0% for the three months ended June 30, 2012 from 27.8% for the three months ended June 30, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Unified Communications operating income for the six months ended June 30, 2012 increased $6.5 million, or 3.4%, to $196.9 million from $190.5 million for the six months ended June 30, 2011. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 27.0% for the six months ended June 30, 2012 from 28.1% for the six months ended June 30, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income for the three months ended June 30, 2012 decreased $4.6 million, or 17.5%, to $21.7 million from $26.3 million for the three months ended June 30, 2011. This $4.6 million reduction is primarily attributed to the $4.3 million SG&A expense for site closure and related severance charges, asset impairments and the foreign bank expense. As a percentage of this segment’s revenue, Communication Services operating income decreased to 7.3% for the three months ended June 30, 2012 from 9.4% for the three months ended June 30, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses for Communication Services.

Communication Services operating income for the six months ended June 30, 2012 decreased $12.3 million, or 24.0%, to $38.8 million from $51.1 million for the six months ended June 30, 2011. This $12.3 million reduction is primarily attributed to the $10.2 million SG&A expense for site closure and related severance charges, asset impairments and the foreign bank expense. As a percentage of this segment’s revenue, Communication Services operating income decreased to 6.7% for the six months ended June 30, 2012 from 9.1% for the six months ended June 30, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses for Communication Services.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other income (expense) for the three months ended June 30, 2012 was ($62.3) million compared to ($67.3) million for the three months ended June 30, 2011. Other income (expense) for the six months ended June 30, 2012 was ($121.6) million compared to ($130.3) million for the six months ended June 30, 2011. Interest expense for the three and six months ended June 30, 2012 was $60.7 million and $122.9 million, respectively, compared to $68.5 million and $136.4 million, respectively, for the three and six months ended June 30, 2011. This decrease in interest expense was due primarily to lower effective interest rates on our variable rate senior secured term loan facilities.

During the three and six months ended June 30, 2012, we recognized a $0.3 million gain and $0.2 million loss, respectively, on affiliate foreign currency transactions denominated in currencies other than the functional currency. During the three and six months ended June 30, 2011, we recognized a $0.8 million gain and $3.9 million gain, respectively, on affiliate foreign currency transactions denominated in currencies other than the functional currency.

Net income: Net income for the three months ended June 30, 2012 increased $2.3 million, or 6.7%, to $36.7 million from net income of $34.4 million for the three months ended June 30, 2011. Our net income for the six months ended June 30, 2012 increased $1.8 million, or 2.6%, to $70.7 million from net income of $69.0 million for the six months ended June 30, 2011. Net income includes a provision for income tax expense at an effective rate of approximately 38.0% for the three and six months ended June 30, 2012, compared to an effective tax rate of approximately 38.0% for the three and six months ended June 30, 2011.

Earnings (loss) per common share: On December 30, 2011, we completed the Conversion of our outstanding Class L Common Stock into shares of Class A Common Stock and thereafter the Reclassification of all of our Class A Common Stock as a single class of Common Stock. As a result, subsequent earnings per share calculations are presented as a single class of Common Stock and references to Class A common stock have been changed to common stock for all periods. Earnings per common share-basic and diluted for the three and six months ended June 30, 2012 were $0.07 and $0.14, respectively. Earnings per common L share-basic for the three months and six months ended June 30, 2011 were $4.58 and $8.97, respectively. Earnings per common L share-diluted for the three and six months ended June 30, 2011 were $4.39 and $8.60, respectively. Loss per common A share-basic and diluted for the three and six months ended June 30, 2011 was ($0.13) and ($0.23), respectively.

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive effect on earnings per share. At June 30, 2012, 21,388,000 stock options were outstanding with an exercise price at or exceeding the market value of our common stock, which market value was determined based on the results of an independent appraisal preformed as of November 30, 2011 by Corporate Valuation Advisors, Inc. These options were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank and asset securitization credit facilities.

On October 2, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-162292) under the Securities Act of 1933 and amendments to the Registration Statement on November 6, 2009, December 1, 2009, December 16, 2009, February 16, 2010, April 14, 2011, August 17, 2011, September 9, 2011, November 2, 2011, February 24, 2012 and May 15, 2012 pursuant to which we proposed to offer up to $500.0 million of our common stock (“Proposed Offering”). We expect to use a part of the net proceeds from the Proposed Offering received by us to repay or repurchase indebtedness. We also expect to use a part of the net proceeds from this offering to fund the amounts payable upon the termination of the management agreement entered into in connection with the consummation of our recapitalization in 2006 between us and the Sponsors. We may also use a portion of the net proceeds received by us for working capital and other general corporate purposes. Given current market conditions, the timing of our initial public offering is uncertain.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented:

	For the Six Months Ended June 30,
In thousands:	2012	2011	Change	% Change
Cash flows from operating activities	$135,374	$148,425	$(13,051)	-8.8%
Cash flows used in investing activities	$(135,630)	$(238,202)	$102,572	43.1%
Cash flows from (used in) financing activities	$(7,418)	$52,960	$(60,378)	114.0%

Net cash flows from operating activities decreased $13.1 million, or 8.8%, to $135.4 million for the six months ended June 30, 2012, compared to net cash flows from operating activities of $148.4 million for the six months ended June 30, 2011. The decrease in net cash flows from operating activities is primarily due to changes in working capital, the timing of interest payments and increases in foreign income tax payments due to the utilization of net operating loss carry forwards in prior periods.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 63 days at June 30, 2012 compared to 61 days at June 30, 2011.

Net cash flows used in investing activities decreased $102.6 million, or 43.1%, to $135.6 million for the six months ended June 30, 2012, compared to net cash flows used in investing activities of $238.2 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, our business acquisition investing was $111.7 million less than the comparable six months ended June 30, 2011. During the six months ended June 30, 2012, cash used for capital expenditures was $58.4 million compared to $49.4 million for the six months ended June 30, 2011.

Net cash flows used in financing activities increased $60.4 million, to $7.4 million for the six months ended June 30, 2012, compared to net cash flows from financing activities of $53.0 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, to finance acquisitions, proceeds from our revolving credit facilities exceeded payments by $75.5 million. Also, during the six months ended June 30, 2011, we made a $5.8 million payment on our senior secured term loan based upon an excess cash flow calculation provision in the senior secured term loan facility and a voluntary $7.7 million prepayment on the senior secured term loan facility.

As of June 30, 2012, the amount of cash and cash equivalents held by our foreign subsidiaries was $65.5 million. We have accrued U.S. taxes on $154.8 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

Our senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The amended and restated senior secured term loan facility requires annual principal payments of approximately $15.4 million, paid quarterly with balloon payments at maturity dates of October 24, 2013 and July 15, 2016 of approximately $448.4 million and $1,398.5 million, respectively. Pricing of the amended and restated senior secured term loan facility, due 2013, is based on our corporate debt rating and the grid ranges from 2.125% to 2.75% for LIBOR rate loans (LIBOR plus 2.375% at June 30, 2012), and from 1.125% to 1.75% for Base Rate loans (Base Rate plus 1.375% at June 30, 2012). The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at June 30, 2012), and from 3.00% to 3.625% for Base Rate loans (Base Rate plus 3.25% at June 30, 2012). The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for the three and six months ended June 30, 2012 were 4.97% and 5.01%, respectively, compared to 6.59% and 6.58%, respectively, during the three and six months ended June 30, 2011.

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

The original maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 1.75% at June 30, 2012), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 0.75% at June 30, 2012). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. During the three and six months ended June 30, 2012, the original maturity senior secured revolving credit facility was undrawn.

The extended maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 2.75% at June 30, 2012), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 1.75% at June 30, 2012). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the extended maturity senior secured revolving credit facility during the three months ended June 30, 2012 and 2011 was $4.3 million and $3.4 million, respectively. The average daily outstanding balance of the extended maturity senior secured revolving credit facility during the six month ended June 30, 2012 and 2011 was $2.6 million and $2.0 million, respectively. The highest outstanding balance on the extended maturity senior secured revolving credit facility during the three and six months ended June 30, 2012 was $19.9 million. The highest outstanding balance on the extended maturity senior secured revolving credit facility during the three and six months ended June 30, 2011 was $31.3 million.

Subsequent to June 30, 2012, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $856.2 million, including $625.2 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

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

We and our subsidiaries, affiliates or significant shareholders may from time to time, in our and their discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association, was amended and extended. The amended and extended facility provides for $150.0 million in available financing and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points and lowers the LIBOR spread on borrowings by 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At June 30, 2012 and December 31, 2011, this facility was undrawn. The highest outstanding balance during the six months ended June 30, 2012 and 2011 was $39.0 million and $84.5 million, respectively.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility — We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined by our Restated Credit Agreement) may not exceed 5.25 to 1.0 at June 30, 2012 and the interest coverage ratio of Consolidated EBITDA (as defined in the Restated Credit Agreement) to the sum of consolidated interest expense must exceed 2.0 to 1.0 at June 30, 2012. Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2012. The leverage ratio covenant will become 5.00 to 1.0 in the fourth quarter of 2012. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

2016 Senior Subordinated Notes, 2018 Senior Notes and 2019 Senior Notes — The 2016 Senior Subordinated Notes, the 2018 Senior Notes and the 2019 Senior Notes indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at June 30, 2012.

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

The following table summarizes our contractual obligations at June 30, 2012 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2013	$448,434	$—	$448,434	$—	$—
Senior Secured Term Loan Facility, due 2016	1,460,219	15,425	30,850	1,413,944	—
11% Senior Subordinated Notes, due 2016	450,000	—	—	450,000	—
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	853,420	143,813	287,626	262,876	159,105
Estimated interest payments on variable rate debt (1)	312,990	98,395	141,499	73,096	—
Operating leases	130,494	34,499	47,571	21,637	26,787
Capital lease obligations	7	7	—	—	—
Contractual minimums under telephony agreements (2)	128,100	76,700	51,400	—	—
Purchase obligations (3)	78,533	77,526	1,007	—	—
Interest rate swaps	4,955	4,955	—	—	—

Total contractual cash obligations	$5,017,152	$451,320	$1,008,387	$2,221,553	$1,335,892

(1)	Interest rate assumptions based on July 23, 2012 LIBOR U.S. dollar swap rate curves and LIBOR Euro and GBP swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At June 30, 2012, we have accrued $22.9 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $49.4 million for the six months ended June 30, 2012, compared to $43.4 million for the six months ended June 30, 2011. We currently estimate our capital expenditures for the remainder of 2012 to be approximately $75.6 million to $85.6 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $856.2 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through March 2013 and are renewed as required. The outstanding commitment on these obligations at June 30, 2012 was $18.6 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011. There have not been any significant changes with respect to these policies during the six months ended June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of June 30, 2012, we had $1,908.7 million outstanding under our senior secured term loan facility, $450 million outstanding under our 2016 Senior Subordinated Notes, $500 million outstanding under our 2018 Senior Notes and $650 million outstanding under our 2019 Senior Notes.

Long-term obligations at variable interest rates subject to interest rate risk and the quarterly impact of a 50 basis point change in the variable interest rate, in thousands, at June 30, 2012 consisted of the following:

	Outstanding at variable interest rates	Impact of a 0.5% change in the variable interest rate
Senior Secured Term Loan Facility (1)	$1,408,653	$1,760.8

Variable rate debt	$1,408,653	$1,760.8

(1)	Net of $500.0 million interest rate swaps

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the six months ended June 30, 2012, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On June 30, 2012 and 2011, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three and six months ended June 30, 2012, revenues from non-U.S. countries were approximately 18% and 19% of consolidated revenues, respectively. For the three and six months ended June 30, 2011, revenues from non-U.S. countries were approximately 19% and 18% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. At June 30, 2012 and December 31, 2011, long-lived assets from non-U.S. countries were both approximately 9%. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these interest rate swaps ranged from 2.56% to 2.60%, and expired in January 2012. In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expire in June 2013. At June 30, 2012, the notional amount of debt outstanding under these interest rate swap agreements was $500.0 million of the outstanding $1,908.7 million senior secured term loan facility.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

10.01	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.02	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018

10.03	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2012, filed on July 27, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President —
Chief Accounting Officer

Date: July 27, 2012

EXHIBIT INDEX

Number	Description

10.01	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016

10.02	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018

10.03	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2012, filed on July 27, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.