Form 10-Q
period 2012-09-30
WEST CORP
filed 2012-10-26
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 24, 2012, 492,148,962.7094 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of stockholders’ deficit and of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

October 26, 2012

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE	$656,896	$632,803	$1,957,853	$1,866,441
COST OF SERVICES	307,699	284,406	906,687	832,229
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	231,905	216,450	698,133	660,707

OPERATING INCOME	117,292	131,947	353,033	373,505

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $76, $54, $260 and $271	(71,861)	(67,342)	(194,548)	(203,485)
Other	(9,792)	(4,314)	(8,753)	1,498

Other expense	(81,653)	(71,656)	(203,301)	(201,987)

INCOME BEFORE INCOME TAX EXPENSE	35,639	60,291	149,732	171,518

INCOME TAX EXPENSE	13,543	22,944	56,898	65,213

NET INCOME	$22,096	$37,347	$92,834	$106,305

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L	N/A	$4.81	N/A	$13.78

Diluted Class L	N/A	$4.62	N/A	$13.22

Basic Common	$0.04	$(0.12)	$0.19	$(0.36)

Diluted Common	$0.04	$(0.12)	$0.18	$(0.36)

Cash dividends declared per share	$1.00	$—	$1.00	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L Shares	N/A	9,975	N/A	9,983

Diluted Class L Shares	N/A	10,403	N/A	10,408

Basic Common	491,611	87,865	491,109	87,926

Diluted Common	508,244	87,865	508,143	87,926

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income—West Corporation	$22,096	$37,347	$92,834	$106,305

Foreign currency translation adjustments, net of tax of $(2,386), $8,736, $(252) and $2,571	3,893	(14,254)	411	(4,194)

Reclassification of a cash flow hedge into earnings, net of tax of $595, $(795), $1,984 and $(3,180)	(970)	1,297	(3,237)	5,188

Unrealized gain (loss) on cash flow hedges, net of tax of $(950), $(1,262) $(3,156) and $(2,582)	1,550	2,059	5,150	4,213

Comprehensive income—West Corporation	$26,569	$26,449	$95,158	$111,512

The accompanying notes are an integral part of these condensed consolidated financial statements, unaudited.

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,917	$93,836
Trust and restricted cash	13,203	16,446
Accounts receivable, net of allowance of $10,819 and $11,627	460,424	413,813
Deferred income taxes receivable	20,561	10,068
Prepaid assets	39,839	37,042
Deferred expenses	37,809	19,985
Other current assets	44,383	30,596

Total current assets	765,136	621,786
PROPERTY AND EQUIPMENT:
Property and equipment	1,201,483	1,133,070
Accumulated depreciation and amortization	(848,826)	(782,215)

Total property and equipment, net	352,657	350,855
GOODWILL	1,812,246	1,762,635
INTANGIBLE ASSETS, net of accumulated amortization of $463,551 and $424,705	303,764	333,147
OTHER ASSETS	218,262	159,095

TOTAL ASSETS	$3,452,065	$3,227,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$79,307	$79,439
Accrued expenses	377,012	323,436
Current maturities of long-term debt	25,125	15,425

Total current liabilities	481,444	418,300

LONG-TERM OBLIGATIONS, less current maturities	3,998,812	3,500,940
DEFERRED INCOME TAXES	144,268	121,521
OTHER LONG-TERM LIABILITIES	119,442	83,170

Total liabilities	4,743,966	4,123,931
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Common stock $0.001 par value, $1,000,000 shares authorized, 492,883 and 490,650 shares issued and 492,148 and 490,271 shares outstanding	493	491
Additional paid-in capital	1,717,360	1,695,477
Retained deficit	(2,974,734)	(2,556,525)
Accumulated other comprehensive loss	(29,712)	(32,036)
Treasury stock at cost (735 and 379 shares)	(5,308)	(3,820)

Total stockholders’ deficit	(1,291,901)	(896,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,452,065	$3,227,518

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,834	$106,305
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	79,999	77,340
Amortization	55,854	50,575
Asset impairment	3,715	—
Provision for share based compensation	23,276	3,537
Deferred income tax expense	10,317	22,423
Amortization of debt acquisition costs	13,305	10,056
Other	185	198
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(35,951)	(42,159)
Other assets	(63,309)	(11,430)
Accounts payable	(1,045)	8,437
Accrued wages	17,403	15,368
Accrued expenses, other liabilities and income tax payable	47,364	49,958

Net cash flows from operating activities	243,947	290,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $1,350 and $4,780	(77,264)	(211,531)
Purchases of property and equipment	(87,860)	(80,538)
Other	(163)	102

Net cash flows from investing activities	(165,287)	(291,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	305,800	604,500
Payments on revolving credit and accounts receivable securitization facilities	(305,800)	(604,500)
Proceeds from new term loan facility	970,000	—
Payment on term loan facility	(448,434)	—
Dividends paid	(510,634)	—
Debt issuance costs	(27,498)	(739)
Principal repayments on long-term obligations	(13,993)	(17,201)
Proceeds from stock options exercised including excess tax benefits	8,248	128
Repurchase of common stock	(1,488)	(4,829)
Payments of capital lease obligations	(44)	(701)

Net cash flows from financing activities	(23,843)	(23,342)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	264	1,716
NET CHANGE IN CASH AND CASH EQUIVALENTS	55,081	(22,985)
CASH AND CASH EQUIVALENTS, Beginning of period	93,836	97,793

CASH AND CASH EQUIVALENTS, End of period	$148,917	$74,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$174,786	$168,189

Cash paid during the period for income taxes, net of refunds of $2,689 and $1,456	$55,844	$25,541

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$11,759	$5,093

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

		Additional			Accumulated Other	Total
	Common	Paid - in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Stock	Income (Loss)	Deficit
BALANCE, January 1, 2012	$491	$1,695,477	$(2,556,525)	$(3,820)	$(32,036)	$(896,413)
Net income			92,834			92,834
Dividends (cash dividend/$1.00 per share)			(511,043)			(511,043)
Foreign currency translation adjustment, net of tax of $(252)					411	411
Reclassification of cash flow hedges into earnings, net of tax of $1,984					(3,237)	(3,237)
Unrealized gain on cash flow hedges, net of tax of $(3,156)					5,150	5,150
Purchase of stock at cost (355,135 shares)				(1,488)		(1,488)
Executive Deferred Compensation Plan contributions		2,787				2,787
Stock options exercised including related tax benefits (1,892,578 shares)	2	6,700				6,702
Share based compensation		12,396				12,396

BALANCE, September 30, 2012	$493	$1,717,360	$(2,974,734)	$(5,308)	$(29,712)	$(1,291,901)

BALANCE, January 1, 2011	$88	$—	$(2,516,315)	$(1,023)	$(26,250)	$(2,543,500)
Net income			106,305			106,305
Foreign currency translation adjustment, net of tax of $2,571					(4,194)	(4,194)
Reclassification of cash flow hedges into earnings, net of tax of $(3,180)					5,188	5,188
Unrealized gain on cash flow hedges, net of tax of $(2,582)					4,213	4,213
Purchase of stock at cost (214,764 shares)				(2,267)		(2,267)
Executive Deferred Compensation Plan contributions		2,136				2,136
Stock options exercised including related tax benefits (58,000 shares)		128				128
Share based compensation		1,554				1,554
Accretion of Class L common stock priority return preference		(3,818)	(133,757)			(137,575)

BALANCE, September 30, 2011	$88	$—	$(2,543,767)	$(3,290)	$(21,043)	$(2,568,012)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description—West Corporation (the “Company” or “West”) is a leading provider of technology-driven communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications and business processing outsourcing. Our services provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific, Latin America and South America.

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

— IP-Based Unified Communications Solutions. We provide our clients with enterprise class Internet Protocol (“IP”)-based communications solutions enabled by our technology. We offer hosted IP-private branch exchange (“PBX”) and enterprise call management, hosted and managed multi-protocol label switching (“MPLS”) network solutions, unified communications partner solution portfolio services, cloud-based security services, integrated conferencing/desktop messaging and presence tools, and professional services and systems integration expertise.

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

— Agent-Based Services. We provide our clients with large-scale, agent-based services, including inbound customer care, customer acquisition, customer retention, business-to-business sales, account management, receivables management, overpayment identification and recovery solutions, as well as direct response and language services. We target opportunities to provide our agent-based services as part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We have a flexible model that offers on-shore, off-shore and virtual home-based capabilities to fit our clients’ needs.

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

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2012 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Dividend—On August 15, 2012, our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, dividend equivalents were credited to deferred compensation accounts.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the Class L common shares is presented below, in thousands:

Nine months
ended September 30,
2011
January 1, 2011	$1,504,445
Accretion of Class L common stock priority return preference	137,575
Executive Deferred Compensation Plan activity	2,825
Purchase of Class L shares	(2,562)

September 30, 2011	$1,642,283

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

Foreign Currency and Translation of Foreign Subsidiaries – The functional currencies of the Company’s foreign operations generally are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ deficit and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments and derivative-related activity.

Subsequent Events – In accordance with the provisions of ASC 855, we have evaluated subsequent events. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements – In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U. S. GAAP and IFRS. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U. S. Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance became effective for the Company January 1, 2012, and the adoption had no immediate effect on our financial position, results of operations or cash flows.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on our financial position, results of operations or cash flows.

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

Factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of the PivotPoint assets included PivotPoint’s expertise in location accuracy compliance reporting mandated by the Federal Communications Commission, expansion of 9-1-1 products and services, market expansion and operational efficiencies.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The purchase agreement for POSTcti also included a three year contingent earn-out provision with a maximum payment of approximately £12.0 million and £0.4 million of additional non-contingent deferred consideration withheld to secure sellers’ indemnification obligations. The majority of the fair value of the contingent earn-out initial liability was based on the expected results of the final twelve months of the three year period. As a result, in order to properly update the fair value of the contingent consideration, it was critical to assess POSTcti’s first 18 months of operational results as well as overall business momentum prior to making any changes related to the expected results for the last 18 months of the earn-out period. During the three months ended September 30, 2012, we completed a formal review of the POSTcti operations to date, reviewed key acquisition assumptions and future performance expectations. Based on the results of these procedures, we determined that a contingent earn-out liability accrual was no longer required as of September 30, 2012. Accordingly, the contingent earn-out liability of approximately $7.9 million was reversed and a corresponding reduction to SG&A expenses was recorded.

A factor that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the purchase of POSTcti included the expansion of our hosted and managed unified communications solutions to Europe.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for HyperCube, PivotPoint, Contact One, WIPC, Unisfair, TFCC and POSTcti. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships.

(Amounts in thousands)	HyperCube	PivotPoint	Contact One	WIPC	Unisfair	TFCC	POSTcti
Working Capital	$1,212	$231	$(390)	$4,635	$(3,732)	$1,080	$(1,255)
Property and equipment	10,114	307	56	1,484	339	3,304	18
Other assets, net	391	30	—	—	42	—	—
Intangible assets	19,110	10,791	2,785	48,610	10,960	17,250	3,859
Goodwill	49,723	11,542	5,189	79,538	15,343	18,870	11,221

Total assets acquired	80,550	22,901	7,640	134,267	22,952	40,504	13,843

Non-current deferred taxes	2,594	—	—	13,182	3,452	—	1,013
Long-term liabilities	50	—	—	1,047	—	—	8,537

Total liabilities assumed	2,644	—	—	14,229	3,452	—	9,550

Net assets acquired	$77,906	$22,901	$7,640	$120,038	$19,500	$40,504	$4,293

Pro forma

Assuming the acquisitions of HyperCube, PivotPoint, Contact One, WIPC, Unisfair, TFCC and POSTcti occurred as of the beginning of the earliest periods presented (January 1, 2012 and January 1, 2011, respectively), our unaudited pro forma results of operations for the three and nine months ended September 30, 2012 and 2011 would have been, in thousands (except per share amount), as follows:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$656,896	$653,727	$1,974,229	$1,955,452
Net Income	$22,096	$37,773	$92,781	$103,387

Earnings per common L share—basic	N/A	$4.81	N/A	$13.78
Earnings per common L share—diluted	N/A	$4.62	N/A	$13.22

Income (loss) per share—basic	$0.04	$(0.12)	$0.19	$(0.39)
Income (loss) per share—diluted	$0.04	$(0.12)	$0.18	$(0.39)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

For the three months ended September 30, 2012 and 2011, our acquisitions were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $22.5 million and $24.7 million, respectively. For the nine months ended September 30, 2012 and 2011, our acquisitions were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $74.2 million and $54.6 million, respectively. The net income for the three and nine months ended September 30, 2012 and 2011 of those acquisitions were not material. Acquisition costs for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.4 million, respectively, and are included in selling, general and administrative expenses. Acquisition costs for the nine months ended September 30, 2012 and 2011 were $0.8 million and $2.6 million, respectively, and are included in selling, general and administrative expenses.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the year ended December 31, 2011 and the nine months ended September 30, 2012:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2011	$843,558	$823,513	$1,667,071
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2011	843,558	785,838	1,629,396
Acquisitions	124,989	16,839	141,828
Acquisition accounting adjustments	—	(3,023)	(3,023)
Foreign currency translation adjustment	(5,565)	(1)	(5,566)

Balance at December 31, 2011	962,982	837,328	1,800,310

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at December 31, 2011	$962,982	$799,653	$1,762,635

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2012	$962,982	$837,328	$1,800,310
Accumulated impairment losses	—	(37,675)	(37,675)
Net balance at January 1, 2012	962,982	799,653	1,762,635
Acquisitions	—	49,723	49,723
Acquisition accounting adjustments	970	(271)	699
Foreign currency translation adjustment	(905)	94	(811)
Balance at September 30, 2012	963,047	886,874	1,849,921

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at September 30, 2012	$963,047	$849,199	$1,812,246

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of HyperCube was assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the acquisition date.

During the nine months ended September 30, 2012, we completed the acquisition accounting for Unisfair, TFCC, POSTcti, WIPC, Contact One and PivotPoint with no significant changes required to our provisional acquisition accounting estimates.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

				Weighted
	As of September 30, 2012			Average
	Acquired	Accumulated	Net Intangible	Amortization
	Cost	Amortization	Assets	Period (Years)
Intangible assets
Client Relationships	$542,205	$(364,930)	$177,275	9.5
Technology & Patents	135,841	(70,566)	65,275	10.3
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,259	(15,825)	11,434	4.3
Other intangible assets	14,900	(12,230)	2,670	4.6

Total	$767,315	$(463,551)	$303,764

				Weighted
	As of December 31, 2011			Average
	Acquired	Accumulated	Net Intangible	Amortization
	Cost	Amortization	Assets	Period (Years)
Intangible assets
Client Relationships	$538,154	$(341,236)	$196,918	9.2
Technology & Patents	131,446	(61,098)	70,348	10.3
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	26,690	(12,423)	14,267	4.3
Other intangible assets	14,452	(9,948)	4,504	4.6

Total	$757,852	$(424,705)	$333,147

Amortization expense for finite-lived intangible assets was $17.1 million and $16.2 million for the three months ended September 30, 2012 and 2011, respectively, and $49.1 million and $45.7 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for the intangible assets noted above for the year ended 2012 and the next five years is as follows:

2012	$64.9 million
2013	$54.3 million
2014	$44.1 million
2015	$35.5 million
2016	$26.4 million
2017	$19.8 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	September 30,	December 31,
	2012	2011
Deferred revenue and customer deposits, net of long-term deferred revenue of $30,272 and $4,463	$92,153	$78,173
Accrued wages	73,083	54,259
Interest payable	54,549	47,724
Accrued phone	43,347	27,500
Accrued other taxes (non-income related)	39,119	37,980
Accrued employee benefit costs	13,737	12,763
Accrued settlements	12,750	1,250
Accrued lease expense	9,085	7,211
Interest rate hedge position	4,020	5,194
Income taxes payable	934	17,997
Other current liabilities	34,235	33,385

	$377,012	$323,436

5.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	September 30,	December 31,
	2012	2011
Senior Secured Term Loan Facility, due 2013	$—	$448,434
Senior Secured Term Loan Facility, due 2016	1,456,362	1,467,931
Senior Secured Term Loan Facility, due 2018	967,575	—
11% Senior Subordinated Notes, due 2016	450,000	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	4,023,937	3,516,365

Less: current maturities	(25,125)	(15,425)

Long-term obligations	$3,998,812	$3,500,940

On August 15, 2012, we amended our senior secured credit facilities by entering into an amendment to our amended and restated credit agreement (as so amended, the “Amended Credit Agreement”). The amended senior secured term loans provided $970.0 million, due June 30, 2018 (the “New Term Loans”). The net proceeds of the New Term Loans were used to repay approximately $448.4 million in term loans due October 24, 2013, to fund a special cash dividend to our stockholders and to pay fees and expenses related to the execution of the amendment. The interest rate margins for the New Term Loans are 4.50%, for LIBOR rate loans, and 3.50%, for base rate loans. The Amended Credit Agreement also provides for interest rate floors applicable to the New Term Loans and the remaining term loans under our senior secured credit facilities. The interest rate floors are 1.25%, for the LIBOR component of the LIBOR rate loans, and 2.25%, for the base rate component of the base rate loans. The Amended Credit Agreement also provides for a soft call option applicable to the New Term Loans and the remaining term loans under the senior secured credit facilities. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the first anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions. The Amended Credit Agreement also modified the financial covenants and certain covenant baskets. We were in compliance with these financial covenants at September 30, 2012.

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

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At September 30, 2012, the notional amount of debt outstanding under interest rate swap agreements was $500.0 million. The fixed interest rate on the interest rate swaps ranges from 1.685% to 1.6975%.

The following table presents, in thousands, the fair value of our derivatives and consolidated balance sheet location.

	Liability Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$4,020	Accrued expenses	$5,194
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	1,911

Total derivatives		$4,020		$7,105

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011, respectively.

						Amount of gain (loss)
				Amount of gain (loss)		recognized in
	Amount of gain (loss)			reclassified from OCI		earnings on hedges
	recognized in OCI			into earnings for the		(ineffective portion)
	for the three months		Location of gain (loss)	three months ended		for the three months
Derivatives designated	ended September 30,		reclassified from OCI	September 30,		ended September 30,
as hedging instruments	2012	2011	into net income	2012	2011	2012	2011
Interest rate swaps	$580	$2,058	Interest expense	$(1,565)	$(1,297)	$—	$—

	For the nine months			For the nine months		For the nine months
	ended September 30,			ended September 30,		ended September 30,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$1,913	$4,213	Interest expense	$(5,221)	$(5,188)	$—	$202

7.	FAIR VALUE DISCLOSURES

Accounting Standards Codification 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. ASC 820:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, in thousands, are summarized below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Fair Value Measurements at September 30, 2012 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$43,815	$43,815	$—	$—	$43,815

Liabilities
Interest rate swaps	$4,020	$—	$4,020	$—	$4,020

		Fair Value Measurements at December 31, 2011 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$29,535	$29,535	$—	$—	$29,535

Liabilities
Interest rate swaps	$7,105	$—	$7,105	$—	$7,105

The fair value of our senior secured term loan facilities, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at September 30, 2012 was approximately $4,116.2 million compared to the carrying amount of $4,023.9 million. The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2011 was approximately $3,529.0 million compared to the carrying amount of $3,516.4 million.

8.	STOCK-BASED COMPENSATION

On December 30, 2011, our Board of Directors approved amendments to certain of our compensation plans. The Board of Directors approved an amendment to the Company’s 2006 Executive Incentive Plan (“EIP”) which amendment increased the maximum number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”) that may be issued pursuant to or subject to outstanding awards under the EIP from 11,276,291 to 38,435,427. Such increased pool is in addition to shares issuable upon exercise of executive rollover options. The Board of Directors also took action in accordance with the terms of the EIP to adjust the number and kind of shares of stock or securities subject to awards outstanding under the EIP to give effect to the Conversion and the Reclassification.

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

On August 15, 2012, our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, the Board of Directors authorized equivalent cash payments and/or adjustments to holders of outstanding stock options to reflect the payment of such dividend as required by the existing terms of our incentive plans. In addition, in connection with such payment, our Board of Directors accelerated the vesting of certain stock options that were granted in 2012 and scheduled to vest in 2013. The share-based compensation recorded as a result of the accelerated vesting was $6.8 million. For options granted in 2012 and scheduled to vest in 2014 through 2016, no dividend equivalent was paid but the option grant price was reduced by $1.00 to $3.19. Options granted prior to 2012 participated in the dividend equivalent payment with no modification to the option grant price. In conjunction with the refinancing and dividend, an appraisal of the Company was performed by Corporate Valuation Advisors, Inc., and approved by the Board of Directors, of the fair market value of each respective stock option grant and the underlying share of common stock both before and immediately after the dividend and refinancing. An additional $1.5 million share-based compensation charge was recorded on option grants where the fair market value of the option and dividend equivalent paid, if any, exceeded the fair market value of the option before dividend and refinancing.

Stock Options

The following table presents the stock option activity under the EIP for the nine months ended September 30, 2012 and 2011, respectively:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	333,447	2,544,000	$3.00
Granted	(160,000)	160,000	10.60
Canceled	79,500	(79,500)	5.63
Exercised	—	(58,000)	2.20

Balance at September 30, 2011	252,947	2,566,500	$3.41

Balance at January 1, 2012	27,434,083	2,524,500	$3.38
Granted	(20,920,000)	20,920,000	3.44
Canceled	244,500	(244,500)	4.86
Exercised	—	(121,700)	1.81

Balance at September 30, 2012	6,758,583	23,078,300	$3.43

At September 30, 2012, we expect that approximately 72% of options granted will vest over the vesting period.

At September 30, 2012, the aggregate intrinsic value of vested options was zero.

The following table summarizes the information on the options granted under the EIP at September 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.64	1,587,800	4.19	$1.64	1,587,800	$1.64
3.19	15,573,750	9.50	3.19	—	3.19
3.61	197,500	6.25	3.61	118,500	3.61
4.19	5,191,250	9.50	4.19	5,191,250	4.19
6.36	215,000	5.33	6.36	172,000	6.36
9.04	193,000	7.58	9.04	77,200	9.04
10.60	120,000	8.33	10.60	24,000	10.60

$ 1.64 - $10.60	23,078,300	9.05	$3.43	7,170,750	$3.74

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Options Outstanding
Executive Management Rollover Options	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2011	17	287,326	$33.34
Canceled	—	—	—
Exercised	—	—	—

Balance at September 30, 2011	17	287,326	$33.34

Balance at January 1, 2012	821	12,958,670	$0.6923
Canceled	—	—	—
Exercised	—	(1,994,667)	0.7414

Balance at September 30, 2012	821	10,964,003	$0.6834

Prior to the Conversion and Reclassification in December 2011, an Equity Strip was comprised of eight shares of Class A common stock and one share of Class L common stock. The executive rollover options are fully vested.

The following table summarizes the outstanding and exercisable information on executive management rollover options granted under the EIP at September 30, 2012:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
0.6834	10,964,003	1.04	$0.6834

The aggregate intrinsic value of these options at September 30, 2012 was approximately $27.3 million.

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during the nine months ended September 30, 2012 were $1.53 for the initial awards in March. The fair value of option awards on which vesting was accelerated was $0.74. The fair value of the option awards on which the exercise price was reduced by the amount of the dividend equivalent, $1.00, was $1.12. The fair value of the option awards granted under the EIP during the nine months ended September 30, 2011 was $3.92. We have estimated the fair value of EIP option awards on the grant date or date of award modification using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	2012 Grant as modified		Initial grant	For the nine months
	Accelerated Vesting	Reduced Grant Price	In 2012	ended September 30, 2011
Risk-free interest rate	0.63%	0.86%	1.35%	1.87%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.9%	35.1%	34.7%	33.2%
Expected life (years)	4.83	6.15	6.3	6.5

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

There was approximately $17.5 million and $2.2 million of unrecognized compensation cost related to unvested, share based compensation stock options under the EIP at September 30, 2012 and 2011, respectively.

Stock-Based Compensation Expense

For the three months ended September 30, 2012 and 2011, stock-based compensation expense was $20.6 million and $1.2 million, respectively. For the nine months ended September 30, 2012 and 2011, stock-based compensation expense was $23.3 million and $3.5 million, respectively. The increase is primarily due to the adjustments made for certain option exercise prices, accelerated vesting and the dividend equivalents paid to option holders during the three months ended September 30, 2012.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Prior to the Conversion, basic earnings per share (“EPS”) excluded the effect of common stock equivalents and was computed using the “two-class” computation method, which divides earnings attributable to the Class L preference from total earnings. Any remaining income or loss was attributed to the common shares. Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Income	$22,096	$37,347	$92,834	$106,305
Less: accretion of Class L Shares (1)	—	48,020	—	137,575

Net income (loss) attributable to Class A Shares	$22,096	$(10,673)	$92,834	$(31,270)

Prior to the Conversion, the Class L shareholders were allocated their priority return which was equivalent to the accretion, while any losses were allocated to common shareholders as the Class L shareholders did not have a contractual obligation to share in losses.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Earnings (Loss) Per Common Share
Basic—Class L	N/A	$4.81	N/A	$13.78
Basic—Common	$0.04	$(0.12)	$0.19	$(0.36)

Diluted—Class L	N/A	$4.62	N/A	$13.22
Diluted—Common	$0.04	$(0.12)	$0.18	$(0.36)

Weighted Average Number of Shares Outstanding
Basic—Class L	N/A	9,975	N/A	9,983
Basic Common	491,611	87,865	491,109	87,926

Dilutive impact of stock options
Class L Shares	N/A	428	N/A	425
Diluted Class L Shares	N/A	10,403	N/A	10,408
Common Shares	16,633	—	17,034	—
Diluted Common Shares	508,244	87,865	508,143	87,926

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive effect on earnings per share. At September 30, 2012, 21,490,500 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options. At September 30, 2011, for purposes of calculating the diluted earnings per share for the common shares, 2,566,500 options outstanding to purchase common shares were excluded from the computation of diluted common shares outstanding as the income allocable to the common shares was a loss, therefore the effect was anti-dilutive.

10.	BUSINESS SEGMENTS

Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions; and

Communication Services, including emergency communications, automated call processing, agent-based services and telephony / interconnect services.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Revenue:
Unified Communications	$359,007	$352,090	$1,088,181	$1,030,249
Communication Services	300,847	283,994	877,811	844,403
Intersegment eliminations	(2,958)	(3,281)	(8,139)	(8,211)

Total	$656,896	$632,803	$1,957,853	$1,866,441

Operating Income:
Unified Communications	$96,345	$100,279	$293,286	$290,760
Communication Services	20,947	31,668	59,747	82,745

Total	$117,292	$131,947	$353,033	$373,505

Depreciation and Amortization (Included in operating income)
Unified Communications	$21,840	$21,794	$66,323	$64,021
Communication Services	24,468	22,337	69,530	63,895

Total	$46,308	$44,131	$135,853	$127,916

Capital Expenditures:
Unified Communications	$17,489	$13,257	$39,023	$32,599
Communication Services	15,721	12,678	38,197	32,776
Corporate	1,499	3,026	6,873	6,939

Total	$34,709	$28,961	$84,093	$72,314

	As of September 30, 2012	As of December 31, 2011
	(amounts in thousands)
Assets:
Unified Communications	$1,667,295	$1,620,444
Communication Services	1,439,794	1,379,125
Corporate	344,976	227,949

Total	$3,452,065	$3,227,518

For the three months ended September 30, 2012 and 2011, our largest 100 clients represented 60% and 55% of our total revenue, respectively. For the nine months ended September 30, 2012 and 2011, our largest 100 clients represented 57% and 55% of our total revenue, respectively. For the three and nine months ended September 30, 2012, no client represented more than 10% of our aggregate revenue. For the three and nine months ended September 30, 2011 our largest client, AT&T, represented approximately 9% and 10% of our aggregate revenue, respectively.

For the three months ended September 30, 2012 and 2011, revenues from non-U.S. countries were approximately 18% and 19% of consolidated revenues, respectively. For the nine months ended September 30, 2012 and 2011, revenues from non-U.S. countries were approximately 19% and 20% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer's account. Geographic information by organizational region, in thousands, is noted below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Revenue:
Americas—United States	$535,934	$512,367	$1,594,670	$1,507,050
Europe, Middle East & Africa (EMEA)	69,930	69,891	218,803	220,735
Asia Pacific	44,964	42,009	126,760	117,479
Americas—Other	6,068	8,536	17,620	21,177

Total	$656,896	$632,803	$1,957,853	$1,866,441

	As of September 30,	As of December31,
	2012	2011
	(amounts in thousands)
Long-Lived Assets:
Americas—United States	$2,461,032	$2,373,428
Europe, Middle East & Africa (EMEA)	196,760	206,598
Asia Pacific	24,966	21,599
Americas—Other	4,171	4,107

Total	$2,686,929	$2,605,732

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(1.2) million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(2.4) million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended September 30, 2012
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$519,952	$136,944	$—	$656,896
COST OF SERVICES	—	247,192	60,507	—	307,699
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,003	197,144	32,758	—	231,905

OPERATING INCOME (LOSS)	(2,003)	75,616	43,679	—	117,292

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(47,961)	(28,811)	4,911	—	(71,861)
Subsidiary Income	62,351	34,019	—	(96,370)	—
Other	(8,806)	4,498	(5,484)	—	(9,792)

Other income (expense)	5,584	9,706	(573)	(96,370)	(81,653)

INCOME BEFORE INCOME TAX EXPENSE	3,581	85,322	43,106	(96,370)	35,639

INCOME TAX EXPENSE (BENEFIT)	(18,515)	23,017	9,041	—	13,543

NET INCOME	$22,096	$62,305	$34,065	$(96,370)	$22,096

Foreign currency translation adjustments, net of tax of $(2,386)	3,893	—	3,893	(3,893)	3,893

Reclassification of cash flow hedges into earnings, net of tax of $595	(970)	—	—	—	(970)

Unrealized gain on cash flow hedges net of tax of $(950)	1,550	—	—	—	1,550

Comprehensive income - West Corporation	$26,569	$62,305	$37,958	$(100,263)	$26,569

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended September 30, 2011
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$501,959	$130,844	$—	$632,803
COST OF SERVICES	—	228,342	56,064	—	284,406
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,716)	182,474	38,692	—	216,450

OPERATING INCOME	4,716	91,143	36,088	—	131,947

OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(41,390)	(29,816)	3,864	—	(67,342)
Subsidiary Income	71,178	25,569	—	(96,747)	—
Other	(4,304)	3,032	(3,042)	—	(4,314)

Other income (expense)	25,484	(1,215)	822	(96,747)	(71,656)

INCOME BEFORE INCOME TAX EXPENSE	30,200	89,928	36,910	(96,747)	60,291

INCOME TAX EXPENSE (BENEFIT)	(7,147)	19,674	10,417	—	22,944

NET INCOME	$37,347	$70,254	$26,493	$(96,747)	$37,347

Foreign currency translation adjustments, net of tax of $8,736	(14,254)	—	(14,254)	14,254	(14,254)

Reclassification of a cash flow hedge into earnings, net of tax of $(795)	1,297	—	—	—	1,297

Unrealized loss on cash flow hedges, net of tax of $(1,262)	2,059	—	—	—	2,059

Comprehensive income - West Corporation	$26,449	$70,254	$12,239	$(82,493)	$26,449

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30, 2012
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$1,544,968	$412,885	$—	$1,957,853
COST OF SERVICES	—	729,274	177,413	—	906,687
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,268	580,880	111,985	—	698,133

OPERATING INCOME (LOSS)	(5,268)	234,814	123,487	—	353,033

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(129,092)	(78,989)	13,533	—	(194,548)
Subsidiary Income	178,219	84,684	—	(262,903)	—
Other	(5,063)	12,451	(16,141)	—	(8,753)

Other income (expense)	44,064	18,146	(2,608)	(262,903)	(203,301)

INCOME BEFORE INCOME TAX EXPENSE	38,796	252,960	120,879	(262,903)	149,732

INCOME TAX EXPENSE (BENEFIT)	(54,038)	76,583	34,353	—	56,898

NET INCOME	$92,834	$176,377	$86,526	$(262,903)	$92,834

Foreign currency translation adjustments, net of tax of $(252)	411	—	411	(411)	411

Reclassification of cash flow hedges, net of tax of $1,984	(3,237)	—	—	—	(3,237)

Unrealized gain on cash flow hedges net of tax of $(3,156)	5,150	—	—	—	5,150

Comprehensive income - West Corporation	$95,158	$176,377	$86,937	$(263,314)	$95,158

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30, 2011
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$1,474,031	$392,410	$—	$1,866,441
COST OF SERVICES	—	668,750	163,479	—	832,229
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,407)	545,265	116,849	—	660,707

OPERATING INCOME	1,407	260,016	112,082	—	373,505

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(123,141)	(90,792)	10,448	—	(203,485)
Subsidiary Income	206,684	81,446	—	(288,130)	—
Other	(1,306)	13,940	(11,136)	—	1,498

Other income (expense)	82,237	4,594	(688)	(288,130)	(201,987)

INCOME BEFORE INCOME TAX EXPENSE	83,644	264,610	111,394	(288,130)	171,518

INCOME TAX EXPENSE (BENEFIT)	(22,661)	58,569	29,305	—	65,213

NET INCOME	$106,305	$206,041	$82,089	$(288,130)	$106,305

Foreign currency translation adjustments, net of tax of $2,571	(4,194)	—	(4,194)	4,194	(4,194)

Reclassification of cash flow hedges, net of tax of $(3,180)	5,188	—	—	—	5,188

Unrealized gain on cash flow hedges net of tax of $(2,582)	4,213	—	—	—	4,213

Comprehensive income - West Corporation	$111,512	$206,041	$77,895	$(283,936)	$111,512

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	September 30, 2012
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,178	$—	$91,927	$(5,188)	$148,917
Trust cash	—	13,203	—	—	13,203
Accounts receivable, net	—	69,714	390,710	—	460,424
Intercompany receivables	—	449,658	—	(449,658)	—
Deferred income taxes receivable	3,260	11,092	6,209	—	20,561
Prepaid assets	2,928	28,431	8,480	—	39,839
Deferred expenses	—	26,404	11,405	—	37,809
Other current assets	12,654	288,751	(257,022)	—	44,383

Total current assets	81,020	887,253	251,709	(454,846)	765,136
Property and equipment, net	69,774	242,503	40,380	—	352,657
INVESTMENT IN SUBSIDIARIES	1,406,266	392,648	—	(1,798,914)	—
GOODWILL	—	1,637,411	174,835	—	1,812,246
INTANGIBLES, net	—	265,146	38,618	—	303,764
OTHER ASSETS	128,997	86,855	2,410	—	218,262

TOTAL ASSETS	$1,686,057	$3,511,816	$507,952	$(2,253,760)	$3,452,065

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,820	$57,598	$23,077	$(5,188)	$79,307
Intercompany payables	439,833	—	9,825	(449,658)	—
Accrued expenses	(1,721)	317,563	61,170	—	377,012
Current maturities of long-term debt	8,677	16,448	—	—	25,125

Total current liabilities	450,609	391,609	94,072	(454,846)	481,444
LONG—TERM OBLIGATIONS, less current maturities	2,425,462	1,570,350	—	—	3,998,812
DEFERRED INCOME TAXES	29,215	97,465	17,588	—	144,268
OTHER LONG-TERM LIABILITIES	69,672	47,688	2,082	—	119,442

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,291,901)	1,404,704	394,210	(1,798,914)	(1,291,901)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,683,057	$3,511,816	$507,952	$(2,253,760)	$3,452,065

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31, 2011
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,503	$—	$89,572	$(6,239)	$93,836
Trust cash	—	16,446	—	—	16,446
Accounts receivable, net	—	50,480	363,333	—	413,813
Intercompany receivables	—	573,280	—	(573,280)	—
Deferred income taxes receivable	73,709	13,034	462	(77,137)	10,068
Prepaid assets	3,222	25,232	8,588	—	37,042
Deferred expenses	—	17,339	2,146	—	19,985
Other current assets	5,089	288,434	(262,927)	—	30,596

Total current assets	92,523	984,745	201,174	(656,656)	621,786
Property and equipment, net	73,105	243,170	34,580	—	350,855
INVESTMENT IN SUBSIDIARIES	1,460,108	351,329	—	(1,811,437)	—
GOODWILL	—	1,586,988	175,647	—	1,762,635
INTANGIBLES, net	—	283,807	49,340	—	333,147
OTHER ASSETS	98,673	58,378	2,044	—	159,095

TOTAL ASSETS	$1,724,409	$3,508,417	$462,785	$(2,468,093)	$3,227,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,001	$68,317	$12,360	$(6,239)	$79,439
Intercompany payables	572,554	—	726	(573,280)	—
Accrued expenses	70,680	260,490	69,403	(77,137)	323,436
Current maturities of long-term debt	2,354	13,071	—	—	15,425

Total current liabilities	650,589	341,878	82,489	(656,656)	418,300
LONG-TERM OBLIGATIONS, less current maturities	1,890,134	1,610,806	—	—	3,500,940
DEFERRED INCOME TAXES	22,766	84,918	13,837	—	121,521
OTHER LONG-TERM LIABILITIES	57,333	16,299	9,538	—	83,170

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(896,413)	1,454,516	356,921	(1,811,437)	(896,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,724,409	$3,508,417	$462,785	$(2,468,093)	$3,227,518

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2012
				Elimination and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$174,824	$74,311	$(5,188)	$243,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(77,204)	(60)	—	(77,264)
Purchase of property and equipment	(6,873)	(62,808)	(18,179)	—	(87,860)
Other	—	(163)	—	—	(163)

Net cash flows from investing activities	(6,873)	(140,175)	(18,239)	—	(165,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	133,300	—	172,500	—	305,800
Payments on revolving credit and accounts receivable securitization facilities	(133,300)	—	(172,500)	—	(305,800)
Proceeds from new term loan facility	335,038	634,962	—	—	970,000
Payments on term loan facility	(68,476)	(379,958)	—	—	(448,434)
Dividends paid	(510,634)	—	—	—	(510,634)
Debt issuance costs	(27,498)	—	—	—	(27,498)
Principal repayments on long-term obligations	(3,346)	(10,647)	—	—	(13,993)
Proceeds from stock options exercised including excess tax benefits	8,248	—	—	—	8,248
Repurchase of common stock	(1,488)	—	—	—	(1,488)
Payments of capital lease obligations	—	(28)	(16)	—	(44)

Net cash flows from financing activities	(268,156)	244,329	(16)	—	(23,843)

Intercompany	326,704	(278,978)	(53,965)	6,239	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	264	—	264

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,675	—	2,355	1,051	55,081
CASH AND CASH EQUIVALENTS, Beginning of period	10,503	—	89,572	(6,239)	93,836

CASH AND CASH EQUIVALENTS, End of period	$62,178	$—	$91,927	$(5,188)	$148,917

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2011
				Elimination and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$293,347	$8,795	$(11,534)	$290,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(185,845)	(25,686)	—	(211,531)
Purchase of property and equipment	(6,939)	(62,972)	(10,627)	—	(80,538)
Other	—	95	7	—	102

Net cash flows from investing activities	(6,939)	(248,722)	(36,306)	—	(291,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	342,500	—	262,000	—	604,500
Payments on revolving credit and accounts receivable securitization facilities	(342,500)	—	(262,000)	—	(604,500)
Principal repayments on long-term obligations	(5,327)	(11,874)	—	—	(17,201)
Repurchase of common stock	(4,829)	—	—	—	(4,829)
Payments of capital lease obligations	(628)	(47)	(26)	—	(701)
Other	(611)	—	—	—	(611)

Net cash flows from financing activities	(11,395)	(11,921)	(26)	—	(23,342)

Intercompany	20,444	(32,704)	7,668	4,592	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1,716	—	1,716

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,110	—	(18,153)	(6,942)	(22,985)
CASH AND CASH EQUIVALENTS, Beginning of period	—	—	102,385	(4,592)	97,793

CASH AND CASH EQUIVALENTS, End of period	$2,110	$—	$84,232	$(11,534)	$74,808

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include estimates regarding:

•	the cost, reliability and market acceptance of voice and data services;

•	our competitive position within the market for voice and data services;

•	the profitability of the solutions we provide and seek to develop;

•	the impact of integrating or completing mergers or strategic acquisitions, including any cost-savings or other synergies resulting therefrom;

•	the level and cost of our indebtedness, including changes in interest rates, and the adequacy of capital for future requirements;

•	our expectations of future capital expenditures and contractual obligations;

•	the impact of pending litigation and the regulatory environment;

•	the cost of labor and turnover rates; and

•	the impact of foreign currency fluctuations;

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2011, we managed approximately 27 billion telephony minutes and approximately 121 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 1 billion notification calls and data messages. With approximately 637,000 telephony ports to handle conference calls, alerts and notifications and customer service at September 30, 2012, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 329,000 Internet Protocol (“IP”) ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. During the third quarter of 2012, we amended our senior secured term loans by entering into an amendment to our amended and restated credit agreement (as so amended, the “Amended Credit Agreement”). The amended senior secured term loans provided $970.0 million, due June 30, 2018 (the “New Term Loans”). The proceeds were used to repay a $448.4 million term loan due October 24, 2013. The remaining net proceeds were used to fund a special cash dividend to West’s stockholders and make other equivalent payments and to pay fees and expenses related to the execution of the amendment. The interest rate margins for the New Term Loans are 4.50%, for LIBOR rate loans, and 3.50%, for base rate loans. The Amended Credit Agreement also provides for interest rate floors applicable to the New Term Loans and the remaining term loans under our senior secured credit facilities. The interest rate floors are 1.25%, for the LIBOR component of the LIBOR rate loans, and 2.25%, for the base rate component of the base rate loans. The Amended Credit Agreement also provides for a soft call option applicable to the New Term Loans and the remaining term loans under the senior secured credit facilities. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the first anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions. The Amended Credit Agreement also modified the financial covenants and certain covenant baskets.

Evolution into a Predominately Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 72% for the nine months ended September 30, 2012 and our operating income from platform-based services has grown from 53% of total operating income to 92% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services—for example, an automated voice response system with the option for the client’s customer to speak to an agent. Accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

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

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Revenue: Total revenue for the three months ended September 30, 2012 increased $24.1 million, or 3.8%, to $656.9 million from $632.8 million for the three months ended September 30, 2011. This increase included revenue of $22.5 million from entities acquired since October 1, 2011.

For the nine months ended September 30, 2012, total revenue increased $91.4 million, or 4.9%, to $1,957.9 million from $1,866.4 million for the nine months ended September 30, 2011. This increase included revenue of $74.2 million from entities acquired since October 1, 2011. During the nine months ended September 30, 2012, the HyperCube acquisition closed. The HyperCube results have been included in the Communication Services segment since the March 23, 2012 acquisition date.

For the three months ended September 30, 2012 and 2011, our largest 100 clients represented 60% and 55% of our total revenue, respectively. For the nine months ended September 30, 2012 and 2011, our largest 100 clients represented 57% and 55% of our total revenue, respectively. No client represented 10% of our aggregate revenue during the three and nine months ended September 30, 2012 and three months ended September 30, 2011. No client other than AT&T represented 10% of our aggregate revenue for the nine months ended September 30, 2011.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
Revenue in thousands:
Unified Communications	$359,007	$352,090	$6,917	2.0%	$1,088,181	$1,030,249	$57,932	5.6%
Communication Services	300,847	283,994	16,853	5.9%	877,811	844,403	33,408	4.0%
Intersegment eliminations	(2,958)	(3,281)	323	9.8%	(8,139)	(8,211)	72	0.9%

Total	$656,896	$632,803	$24,093	3.8%	$1,957,853	$1,866,441	$91,412	4.9%

For the three months ended September 30, 2012, Unified Communications revenue increased $6.9 million, or 2.0%, to $359.0 million from $352.1 million for the three months ended September 30, 2011. The $6.9 million of Unified Communications revenue growth achieved includes a $4.6 million negative impact as a result of changes in foreign currency rates; accordingly, Unified Communications revenue growth would have been 3.3%, or $4.6 million higher with the foreign currency rates in effect for the three months ended September 30, 2011. The $6.9 million increase was attributable primarily to the addition of new customers as well as an increase in usage of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 7.1% for the three months ended September 30, 2012 over the three months ended September 30, 2011, while the average rate per minute for reservationless services declined by approximately 6.7% (or 4.7% using the same foreign currency rates in effect during the prior year period).Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future.

For the nine months ended September 30, 2012, Unified Communications revenue increased $57.9 million, or 5.6%, to $1,088.2 million from $1,030.2 million for the nine months ended September 30, 2011. The $57.9 million of Unified Communications revenue growth achieved includes a $10.8 million negative impact as a result of changes in foreign currency rates; accordingly, Unified Communications revenue growth would have been 6.7%, or $10.8 million higher with the foreign currency rates in effect for the nine months ended September 30, 2011. The increase in revenue for the nine months ended September 30, 2011 included $27.4 million from acquisitions. The remaining $30.5 million increase was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 8.6% for the nine months ended September 30, 2012 over the nine months ended September 30, 2011, while the average rate per minute for reservationless services declined by approximately 7.0% (or 5.4% using the same foreign currency rates in effect during the prior year period).

During the three months ended September 30, 2012, revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions grew to $113.0 million, an increase of 2.2% over the three months ended September 30, 2011. Using the same foreign currency rates in effect during the prior year period, revenue in APAC and EMEA increased 6.3% during the three months ended September 30, 2012. During the nine months ended September 30, 2012, revenue in APAC and EMEA regions grew to $340.7 million, an increase of 2.1% over the nine months ended September 30, 2011. Using the same foreign currency rates in effect during the prior year period, revenue in APAC and EMEA increased 5.3% during the nine months ended September 30, 2012.

For the three months ended September 30, 2012, Communication Services revenue increased $16.9 million, or 5.9%, to $300.8 million from $284.0 million for the three months ended September 30, 2011. The increase in revenue for the three months ended September 30, 2012 included $22.5 million from acquisitions.

For the nine months ended September 30, 2012, Communication Services revenue increased $33.4 million, or 4.0%, to $877.8 million from $844.4 million for the nine months ended September 30, 2011. The increase in revenue for the nine months ended September 30, 2012 included $46.7 million from acquisitions.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services for the three months ended September 30, 2012 increased approximately $23.3 million, or 8.2%, to $307.7 million, from $284.4 million for the three months ended September 30, 2011. As a percentage of revenue, cost of services increased to 46.8% for the three months ended September 30, 2012, compared to 44.9% for the three months ended September 30, 2011. Cost of services for the nine months ended September 30, 2012 increased $74.5 million, or 8.9%, to $906.7 million from $832.2 million for the nine months ended September 30, 2011. As a percentage of revenue, cost of services increased to 46.3% for the nine months ended September 30, 2012, compared to 44.6% for the nine months ended September 30, 2011.

Cost of services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2012	Revenue	2011	Revenue	Change	Change	2012	Revenue	2011	Revenue	Change	Change
In thousands:
Unified Communications	$155,316	43.3%	$145,204	41.2%	$10,112	7.0%	$460,607	42.3%	$420,317	40.8%	$40,290	9.6%
Communication Services	154,747	51.4%	142,024	50.0%	12,723	9.0%	452,543	51.6%	418,776	49.6%	33,767	8.1%
Intersegment eliminations	(2,364)	NM	(2,822)	NM	458	NM	(6,463)	NM	(6,864)	NM	401	NM

Total	$307,699	46.8%	$284,406	44.9%	$23,293	8.2%	$906,687	46.3%	$832,229	44.6%	$74,458	8.9%

NM—Not Meaningful

Unified Communications cost of services for the three months ended September 30, 2012 increased $10.1 million, or 7.0%, to $155.3 million from $145.2 million for the three months ended September 30, 2011. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 43.3% for the three months ended September 30, 2012 from 41.2% for the three months ended September 30, 2011. The increase in cost of services as a percentage of revenue for the three months ended September 30, 2012 is due primarily to changes in the product mix and geographic mix.

Unified Communications cost of services for the nine months ended September 30, 2012 increased $40.3 million, or 9.6%, to $460.6 million from $420.3 million for the nine months ended September 30, 2011. The increase in cost of services for the nine months ended September 30, 2012 included $16.6 million from acquired entities. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.3% for the nine months ended September 30, 2012 from 40.8% for the nine months ended September 30, 2011. The increase in cost of services as a percentage of revenue for the nine months ended September 30, 2012 is due primarily to changes in the product mix, geographic mix and the impact of acquired entities.

Communication Services cost of services for the three months ended September 30, 2012 increased $12.7 million, or 9.0%, to $154.7 million from $142.0 million for the three months ended September 30, 2011. The increase in cost of services for the three months ended September 30, 2012 included $13.0 million from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 51.4% for the three months ended September 30, 2012, compared to 50.0% for the three months ended September 30, 2011.

Communication Services cost of services for the nine months ended September 30, 2012 increased $33.8 million, or 8.1%, to $452.5 million from $418.8 million for the nine months ended September 30, 2011. The increase in cost of services for the nine months ended September 30, 2012 included $26.5 million from acquired entities. As a percentage of this segment’s revenue, Communication Services cost of services increased to 51.6% for the nine months ended September 30, 2012, compared to 49.6% for the nine months ended September 30, 2011. The increase in cost of services for the three and nine months ended September 30, 2012 was the result of additional costs from acquired entities and a changing mix of automated and agent based services.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased $15.4 million, or 7.1%, to $231.9 million for the three months ended September 30, 2012, from $216.5 million for the three months ended September 30, 2011. The increase in SG&A expenses for the three months ended September 30, 2012 included $8.0 million of additional SG&A expenses from acquired entities. As a percentage of revenue, SG&A expenses increased to 35.3% for the three months ended September 30, 2012 from 34.2% for the three months ended September 30, 2011.

On August 15, 2012, our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, the Board of Directors authorized equivalent cash payments and/or adjustments to holders of outstanding stock options to reflect the payment of such dividend as required by the existing terms of our incentive plans. In addition, in connection with such payment, our Board of Directors accelerated the vesting of certain stock options that were granted in 2012 and scheduled to vest in 2013. The share-based compensation recorded as a result of the accelerated vesting was $6.8 million. For options granted in 2012 and scheduled to vest in 2014 through 2016, no dividend equivalent was paid but the option grant price was reduced by $1.00 to $3.19. Options granted prior to 2012 participated in the dividend equivalent payment with no modification to the option grant price. In conjunction with the refinancing and dividend, an appraisal of the Company was performed by Corporate Valuation Advisors, Inc., and approved by the Board of Directors, of the fair market value of each respective stock option grant and the underlying share of common stock both before and immediately after the dividend and refinancing. An additional $1.5 million share-based compensation charge was recorded on option grants where the fair market value of the option and dividend equivalent paid, if any, exceeded the fair market value of the option before dividend and refinancing.

SG&A expenses increased $37.4 million, or 5.7%, to $698.1 million for the nine months ended September 30, 2012 from $660.7 million for the nine months ended September 30, 2011. The increase in SG&A expenses for the nine months ended September 30, 2012 included $30.6 million of additional SG&A expenses from acquired entities. As a percentage of revenue, SG&A expenses increased to 35.7% for the nine months ended September 30, 2012, compared to 35.4% for the nine months ended September 30, 2011.

Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2012	Revenue	2011	Revenue	Change	Change	2012	Revenue	2011	Revenue	Change	Change
In thousands:
Unified Communications	$107,345	29.9%	$106,606	30.3%	$739	0.7%	$334,286	30.7%	$319,172	31.0%	$15,114	4.7%
Communication Services	125,154	41.6%	110,303	38.8%	14,851	13.5%	365,523	41.6%	342,882	40.6%	22,641	6.6%
Intersegment eliminations	(594)	NM	(459)	NM	(135)	NM	(1,676)	NM	(1,347)	NM	(329)	NM

Total	$231,905	35.3%	$216,450	34.2%	$15,455	7.1%	$698,133	35.7%	$660,707	35.4%	$37,426	5.7%

NM—Not Meaningful

Unified Communications SG&A expenses for the three months ended September 30, 2012 increased $0.7 million, or 0.7%, to $107.3 million from $106.6 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we determined that a contingent earn-out liability accrual for an acquisition made in 2011, was no longer required. Accordingly, the contingent earn-out liability of approximately $7.9 million was reversed and a corresponding reduction to SG&A expenses was recorded. Also, during the three months ended September 30, 2012, the share-based compensation recorded as a result of the accelerated vesting and stock option adjustments for the Unified Communications segment was $3.7 million. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 29.9% for the three months ended September 30, 2012 compared to 30.3% for the three months ended September 30, 2011.

Unified Communications SG&A expenses for the nine months ended September 30, 2012 increased $15.1 million, or 4.7%, to $334.3 million from $319.2 million for the nine months ended September 30, 2011. The increase in SG&A expenses for the nine months ended September 30, 2012 included $13.7 million of additional SG&A expenses from acquired entities. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 30.7% for the nine months ended September 30, 2012 compared to 31.0% for the nine months ended September 30, 2011.

Communication Services SG&A expenses for the three months ended September 30, 2012 increased $14.9 million, or 13.5%, to $125.2 million from $110.3 million for the three months ended September 30, 2011. The increase in SG&A expenses for the three months ended September 30, 2012 included $8.0 million of SG&A expenses from acquired entities. During the three months ended September 30, 2012, the share-based compensation recorded as a result of the accelerated vesting and stock option adjustments for the Communication Services segment was $4.6 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 41.6% for the three months ended September 30, 2012 compared to 38.8% for the three months ended September 30, 2011. The share-based compensation recorded as a result of the accelerated vesting and stock option adjustments for the three months ended September 30, 2012 had a 1.54% impact on SG&A as a percentage of revenue for the Communications Services segment.

Communication Services SG&A expenses for the nine months ended September 30, 2012 increased $22.6 million, or 6.6%, to $365.5 million from $342.9 million for the nine months ended September 30, 2011. This increase in SG&A expense reflects an improvement in SG&A margin that was offset by $15.1 million recorded for site closure and related severance charges, asset impairments, a foreign bank expense and the accelerated vesting and stock option adjustments. During the nine months ended September 30, 2012, SG&A expenses from acquired entities were $16.9 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses increased to 41.6% for the nine months ended September 30, 2012, compared to 40.6% for the nine months ended September 30, 2011. The asset impairment, site closure and related severance expenses, a foreign bank charge and the share-based compensation recorded as a result of the accelerated vesting and stock option adjustments recorded during the nine months ended September 30, 2012 had a 1.72% impact on SG&A as a percentage of revenue for the Communications Services segment.

Operating income: Operating income for the three months ended September 30, 2012 decreased $14.7 million, or 11.1%, to $117.3 million from $131.9 million for the three months ended September 30, 2011. As a percentage of revenue, operating income for the three months ended September 30, 2012 decreased to 17.9%, from 20.9% for the three months ended September 30, 2011.

Operating income for the nine months ended September 30, 2012 decreased $20.5 million, or 5.5%, to $353.0 million from $373.5 million for the nine months ended September 30, 2011. As a percentage of revenue, operating income for the nine months ended September 30, 2012 decreased to 18.0%, from 20.0% for the nine months ended September 30, 2011.

Operating income by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2012	Revenue	2011	Revenue	Change	Change	2012	Revenue	2011	Revenue	Change	Change
In thousands:
Unified Communications	$96,345	26.8%	$100,279	28.5%	$(3,934)	-3.9%	$293,286	27.0%	$290,760	28.2%	$2,526	0.9%
Communication Services	20,947	7.0%	31,668	11.2%	(10,721)	-33.9%	59,747	6.8%	82,745	9.8%	(22,998)	-27.8%

Total	$117,292	17.9%	$131,947	20.9%	$(14,655)	-11.1%	$353,033	18.0%	$373,505	20.0%	$(20,472)	-5.5%

Unified Communications operating income for the three months ended September 30, 2012 decreased $3.9 million, or 3.9%, to $96.3 million from $100.3 million for the three months ended September 30, 2011. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 26.8% for the three months ended September 30, 2012 from 28.5% for the three months ended September 30, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Unified Communications operating income for the nine months ended September 30, 2012 increased $2.5 million, or 0.9%, to $293.3 million from $290.8 million for the nine months ended September 30, 2011. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 27.0% for the nine months ended September 30, 2012 from 28.2% for the nine months ended September 30, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income for the three months ended September 30, 2012 decreased $10.7 million, to $20.9 million from $31.7 million for the three months ended September 30, 2011. As a percentage of this segment’s revenue, Communication Services operating income decreased to 7.0% for the three months ended September 30, 2012 from 11.2% for the three months ended September 30, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses for Communication Services.

Communication Services operating income for the nine months ended September 30, 2012 decreased $23.0 million, or 27.8%, to $59.7 million from $82.7 million for the nine months ended September 30, 2011. This $23.0 million reduction is primarily attributable to the $15.1 million SG&A expense for site closure and related severance charges, asset impairments, the foreign bank expense and the share-based compensation recorded as a result of the accelerated vesting and stock option adjustments. As a percentage of this segment’s revenue, Communication Services operating income decreased to 6.8% for the nine months ended September 30, 2012 from 9.8% for the nine months ended September 30, 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses for Communication Services.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities, interest income from short-term investments and foreign currency transaction gains (losses) on affiliate transactions denominated in currencies other than the functional currency. Other income (expense) for the three months ended September 30, 2012 was ($81.7) million compared to ($71.7) million for the three months ended September 30, 2011. Other income (expense) for the nine months ended September 30, 2012 was ($203.3) million compared to ($202.0) million for the nine months ended September 30, 2011. Interest expense for the three and nine months ended September 30, 2012 was $71.9 million and $194.8 million, respectively, compared to $67.4 million and $203.8 million, respectively, for the three and nine months ended September 30, 2011. The change in interest expense was primarily due to higher outstanding debt obligations as a result of our third quarter 2012 Amended Credit Agreement. A portion of the net proceeds from the New Term Loans under the Amended Credit Agreement were used to repay approximately $448.4 million in term loans under our senior secured credit facilities due in October 2013. As a result of the repayment, the associated unamortized deferred debt issuance costs of $2.7 million were fully amortized and recorded as interest expense.

During the three and nine months ended September 30, 2012, we recognized a $9.9 million expense and $8.0 million expense, respectively, primarily due to the dividend equivalent in our Nonqualified Executive Deferred Compensation Plan. During the three and nine months ended September 30, 2011, we recognized a $4.3 million expense and $3.0 million expense, respectively, due to investment gains in the assets held in our deferred compensation plans.

During the three and nine months ended September 30, 2012, we recognized a $0.1 million loss and $0.3 million loss, respectively, on foreign currency transactions denominated in currencies other than the functional currency. During the three and nine months ended September 30, 2011, we recognized a $0.2 million loss and $3.7 million gain, respectively, on foreign currency transactions denominated in currencies other than the functional currency.

Net income: Our net income for the three months ended September 30, 2012 decreased $15.3 million, or 40.8%, to $22.1 million from $37.4 million for the three months ended September 30, 2011. Our net income for the nine months ended September 30, 2012 decreased $13.5 million, or 12.7%, to $92.8 million from net income of $106.3 million for the nine months ended September 30, 2011. The decrease in net income for the three and nine months ended September 30, 2012 was primarily the result of SG&A expenses and interest expense recorded as a result of the dividend and refinancing transactions. Net income includes a provision for income tax expense at an effective rate of approximately 38.0% for the three and nine months ended September 30, 2012, compared to an effective tax rate of approximately 38.1% and 38.0% for the three and nine months ended September 30, 2011, respectively.

Earnings (loss) per common share: On December 30, 2011, we completed the Conversion of our outstanding Class L Common Stock into shares of Class A Common Stock and thereafter the Reclassification of all of our Class A Common Stock as a single class of Common Stock. As a result, subsequent earnings per share calculations are presented as a single class of Common Stock and references to Class A common stock have been changed to common stock for all periods. Earnings per common share-basic for the three and nine months ended September 30, 2012 were $0.04 and $0.19, respectively. Earnings per common share-diluted for the three and nine months ended September 30, 2012 were $0.04 and $0.18, respectively. Earnings per common L share-basic for the three months and nine months ended September 30, 2011 were $4.81 and $13.78, respectively. Earnings per common L share-diluted for the three and nine months ended September 30, 2011 were $4.62 and $13.22, respectively. Loss per common A share-basic and diluted for the three and nine months ended September 30, 2011 was $(0.12) and $(0.36), respectively.

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive effect on earnings per share. At September 30, 2012, 21,490,500 stock options were outstanding with an exercise price at or exceeding the market value of our common stock, which market value was determined based on the results of an independent appraisal preformed as of August 1, 2012 by Corporate Valuation Advisors, Inc. and approved by the Board of Directors. These options were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

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

The following table summarizes our cash flows by category for the periods presented:

	For the Nine Months Ended September 30,
In thousands:	2012	2011	Change	% Change
Cash flows from operating activities	$243,947	$290,608	$(46,661)	-16.1%
Cash flows used in investing activities	$(165,287)	$(291,967)	$126,680	-43.4%
Cash flows used in financing activities	$(23,843)	$(23,342)	$(501)	2.1%

Net cash flows from operating activities decreased $46.7 million, or 16.1%, to $243.9 million for the nine months ended September 30, 2012, compared to net cash flows from operating activities of $290.6 million for the nine months ended September 30, 2011. The decrease in net cash flows from operating activities is primarily due to changes in working capital, the timing of interest payments and increases in foreign income tax payments due to the utilization of net operating loss carry forwards in prior periods.

Days sales outstanding (“DSO”), a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 64 days at September 30, 2012 compared to 62 days at September 30, 2011.

Net cash flows used in investing activities decreased $126.7 million, or 43.4%, to $165.3 million for the nine months ended September 30, 2012, compared to net cash flows used in investing activities of $292.0 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 business acquisition investing was $134.3 million less than the comparable nine months ended September 30, 2011. During the nine months ended September 30, 2012, cash used for capital expenditures was $87.9 million compared to $80.5 million for the nine months ended September 30, 2011.

Net cash flows used in financing activities increased $0.5 million, to $23.8 million for the nine months ended September 30, 2012, compared to net cash flows used in financing activities of $23.3 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we entered into the Amended Credit Agreement, which provided for $970.0 million of New Term Loans, due June 30, 2018. We repaid the $448.4 million term loan due October 24, 2013 with a portion of the net proceeds from the New Term Loans. In connection with the New Term Loans we paid $27.5 million in related debt issuance costs that will be amortized into interest expense over the life of the New Term Loans. Also, on August 15, 2012, we announced that our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, we made equivalent cash payments and/or adjustments to holders of outstanding stock options to reflect the payment of such dividend and, in connection with such payment, accelerated the vesting of certain stock options that were scheduled to vest in 2013. We used a portion of the net proceeds from the New Term Loans and cash on hand to fund approximately $492.0 million cash dividends to stockholders (including holders of restricted stock, either currently or upon a future vesting date) and approximately $18.6 million dividend equivalent cash payments with respect to stock options (either currently or upon a future vesting date).

As of September 30, 2012, the amount of cash and cash equivalents held by our foreign subsidiaries was $87.6 million. We have accrued U.S. taxes on $193.6 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Senior Secured Term Loan Facility.

On August 15, 2012, we, certain of our domestic subsidiaries, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities by entering into Amendment No. 1 to Amended and Restated Credit Agreement (“Amendment No. 1”) amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders, (as so amended, the “Amended Credit Agreement”). Amendment No. 1 provided for new incremental term loans in an aggregate principal amount of $970.0 million (the “New Term Loans”). The New Term Loans will mature on June 30, 2018.

The net proceeds of the New Term Loans were used to repay approximately $448.4 million in term loans under the Senior Secured Credit Facilities with a maturity date of October 24, 2013, to fund a special cash dividend to West’s stockholders and make other equivalent payments and to pay fees and expenses related to the execution of Amendment No. 1 and related transactions.

Our senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The amended and restated senior secured term loan facility requires annual principal payments of approximately $25.1 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $1,398.5 million and $911.8 million, respectively.

The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at September 30, 2012), and from 3.00% to 3.625% for Base Rate loans (Base Rate plus 3.25% at September 30, 2012). The interest rate margins for the New Term Loans are 4.50%, for LIBOR rate loans, and 3.50%, for base rate loans. The Amended Credit Agreement also provides for interest rate floors applicable to the New Term Loans and the remaining term loans under our senior secured credit facilities. The interest rate floors are 1.25%, for the LIBOR component of the LIBOR rate loans, and 2.25%, for the base rate component of the base rate loans. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility during the three and nine months ended September 30, 2012 were 6.31% and 5.48%, respectively, compared to 6.16% and 6.44%, respectively, during the three and nine months ended September 30, 2011. As a result of the repayment of the 2013 term loan, the associated unamortized deferred debt issuance costs of $2.7 million were fully amortized and recorded as interest expense during the three months ended September 30, 2012.

The Amended Credit Agreement also provides for a soft call option applicable to the New Term Loans and the remaining term loans under our senior secured credit facilities. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the first anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions.

Senior Secured Revolving Credit Facility.

Prior to October 24, 2012, our senior secured revolving credit facilities provided senior secured financing of up to $250 million with $92 million maturing on October 24, 2012 (original maturity), and $158 million maturing on January 15, 2016 (extended maturity). We had previously received commitments for $43 million of additional extended maturity senior secured revolving credit facility commitments. Pursuant to Amendment No. 2 to the Amended Credit Agreement, dated as of October 24, 2012, the commitments replaced a portion of the original maturity senior secured revolving credit facility. At October 24, 2012, our senior secured revolving credit facility provides senior secured financing up to approximately $201 million.

The original maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 1.75% at September 30, 2012), and the margin ranges from 0.75% to 1.50% for base rate loans (Base Rate plus 0.75% at September 30, 2012). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. During the three and nine months ended September 30, 2012, the original maturity senior secured revolving credit facility was undrawn. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the three months ended September 30, 2011 was $3.8 million. The average daily outstanding balance of the original maturity senior secured revolving credit facility during the nine months ended September 30, 2011 was $1.7 million. The highest balance outstanding on the original maturity senior secured revolving credit facility during the three months ended September 30, 2011 was $14.7 million. The highest balance outstanding on the original maturity senior secured revolving credit facility during the nine months ended September 30, 2011 was $14.7 million.

The extended maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 2.75% at September 30, 2012), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 1.75% at September 30, 2012). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio. The average daily outstanding balance of the extended maturity senior secured revolving credit facility during the three months ended September 30, 2012 and 2011 was $3.2 million and $8.3 million, respectively. The average daily outstanding balance of the extended maturity senior secured revolving credit facility during the nine months ended September 30, 2012 and 2011 was $2.6 million and $4.1 million, respectively. The highest balance outstanding on the extended maturity senior secured revolving credit facility during the three and nine months ended September 30, 2012 was $19.9 million. The highest balance outstanding on the extended maturity senior secured revolving credit facility during the three and nine months ended September 30, 2011 was $35.8 million.

Subsequent to September 30, 2012, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $340.9 million, including the aggregate amount of $109.9 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

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

2018 Senior Notes

On October 5, 2010, we issued $500 million aggregate principal amount of 8 5/8% senior notes that mature on October 1, 2018 (the “2018 Senior Notes”).

At any time prior to October 1, 2014, we may redeem all or a part of the 2018 Senior Notes at a redemption price equal to 100% of the principal amount of 2018 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2018 Senior Notes) as of, and accrued and unpaid interest to, the date of redemption, subject to the rights of holders of 2018 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association, was amended and extended. The amended and extended facility provides for $150.0 million in available financing and is extended to September 12, 2014, reduces the unused commitment fee by 25 basis points and lowers the LIBOR spread on borrowings by 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At September 30, 2012 and December 31, 2011, this facility was undrawn. The highest outstanding balance during the nine months ended September 30, 2012 and 2011 was $39.0 million and $84.5 million, respectively.

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

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – The Amended Credit Agreement modified the financial covenants and certain covenant baskets. In particular, the Company is required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Adjusted EBITDA may not exceed 6.75 to 1.0 at September 30, 2012, and the interest coverage ratio of Adjusted EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 6.00 to 1.0 in 2015). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2012. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes and changes in our lines of business.

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

The following table summarizes our contractual obligations at September 30, 2012 (dollar amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2016	$1,456,362	$15,425	$30,850	$1,410,087	$—
11% Senior Suborninated Notes, due 2016	450,000	—	—	450,000	—
Senior Secured Term Loan Facility, due 2018	967,575	9,700	19,400	19,400	919,075
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	831,857	143,813	287,626	262,876	137,542
Estimated interest payments on variable rate debt (1)	622,730	139,942	271,789	170,924	40,075
Operating leases	127,625	34,856	47,200	20,911	24,658
Contractual minimums under telephony agreements (2)	106,500	68,200	38,300	—	—
Purchase obligations (3)	74,329	61,057	12,808	464	—
Interest rate swaps	4,020	4,020	—	—	—

Total contractual cash obligations	$5,790,998	$477,013	$707,973	$2,334,662	$2,271,350

(1)	Interest rate assumptions based on October 3, 2012 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At September 30, 2012, we have accrued $22.7 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $84.1 million for the nine months ended September 30, 2012, compared to $72.3 million for the nine months ended September 30, 2011. We currently estimate our capital expenditures for the remainder of 2012 to be approximately $40.9 to $50.9 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $340.9 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through August 2013 and are renewed as required. The outstanding commitment on these obligations at September 30, 2012 was $18.6 million.

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

Interest Rate Risk

As of September 30, 2012, we had $2,423.9 million outstanding under our senior secured term loan facility, $450 million outstanding under our 2016 Senior Subordinated Notes, $500 million outstanding under our 2018 Senior Notes and $650 million outstanding under our 2019 Senior Notes. The Amended Credit Agreement also provides for interest rate floors applicable to the New Term Loans and the remaining term loans under the senior secured credit facilities. The interest rate floors are 1.25%, for the LIBOR component of the LIBOR rate loans, and 2.25%, for the base rate component of the base rate loans.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. Currently, the 30 and 90 day LIBOR rates are approximately 0.21% and 0.36%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, interest rate risk on variable debt in the immediate and near term is unlikely.

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

Based on our level of operating activities in foreign operations during the nine months ended September 30, 2012, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On September 30, 2012 and 2011, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three and nine months ended September 30, 2012, revenues from non-U.S. countries were approximately 18% and 19%, respectively, of consolidated revenues. For the three and nine months ended September 30, 2011, revenues from non-U.S. countries were approximately 20% of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At September 30, 2012 and December 31, 2011, long-lived assets from non-U.S. countries were 8% and 9%, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these interest rate swaps ranged from 2.56% to 2.60%, and expired in January 2012. In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expire in June 2013. At September 30, 2012, the notional amount of debt outstanding under these interest rate swap agreements was $500.0 million of the outstanding $2,423.9 million senior secured term loan facility.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of September 30, 2012, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information.

Amendment to Credit Agreement

On October 24, 2012, West, Wells Fargo Bank, National Association, as Administrative Agent, and the additional revolving commitment lenders named therein, entered into Amendment No. 2 (the “Amendment No. 2”) to the Amended Credit Agreement.

The terms of Amendment No. 2 provide for an increase in the amount of extended maturity revolving credit commitments maturing on January 15, 2016 by approximately $43 million in incremental commitments. The incremental commitments replace a portion of the original maturity revolving credit commitments that matured on October 24, 2012 and have the same terms as the existing extended maturity revolving credit commitments. After the expansion of the extended maturity revolving credit commitments and the expiration of the original maturity revolving credit commitments, the revolving credit facility provides for senior secured financing of up to approximately $201 million.

The foregoing description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 2, which is filed as Exhibit 10.03 to this quarterly report on Form 10-Q.

Amendment to Office Lease

On October 24, 2012, West Business Solutions, LLC, as successor in interest to West Telemarketing Corporation, entered into a Second Lease Amendment and Extension Agreement (the “Lease Amendment”), effective as of November 1, 2012, with 99-Maple Partnership. The partners of 99-Maple Partnership are Mary and Gary West, who collectively own approximately 24% of the Company’s common stock. The Lease Amendment reduces the annual base rent and extends the term from August 31, 2014 to October 31, 2017.

The foregoing description of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, which is filed as Exhibit 10.04 to this quarterly report on Form 10-Q.

Departure and Election of a Director

On October 26, 2012, the stockholders of the Company, by majority written consent, elected Laura A. Grattan to the Board of Directors. Ms. Grattan replaces Jeffrey T. Swenson who resigned effective October 26, 2012. Mr. Swenson’s decision to resign did not involve any disagreement with the Company, the Company’s management or the Board of Directors. Ms. Grattan is a Vice President at Thomas H. Lee Partners, L.P. (“THL”) and was designated to serve as a director by funds affiliated with THL in accordance with the terms of the Company’s Stockholder Agreement. On October 26, 2012, by unanimous written consent of the Board of Directors, Ms. Grattan was designated as a member of the Audit Committee of the Board of Directors of the Company. Ms. Grattan replaces Mr. Swenson on the Audit Committee. It was determined that Ms. Grattan’s experience addressing financial, strategic and operating issues as an executive of a financial services firm would provide valuable insight to the Company as a member of the Board of Directors and as a member of the Audit Committee.

Item 6. Exhibits

10.01	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.02	Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan (1)

10.03	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent

10.04	Second Lease Amendment and Extension Agreement dated as of October 24, 2012, effective as of November 1, 2012, between 99-Maple Partnership and West Business Solutions, LLC

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2012, filed on October 26, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

(1)	Indicates management contract or Compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President - Chief Accounting Officer

Date: October 26, 2012

EXHIBIT INDEX

Number	Description

10.01	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.02	Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan (1)

10.03	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent

10.04	Second Lease Amendment and Extension Agreement dated as of October 24, 2012, effective as of November 1, 2012, between 99-Maple Partnership and West Business Solutions, LLC

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2012, filed on October 26, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

(1)	Indicates management contract or Compensation plan or arrangement.