Form 10-K
period 2012-12-31
WEST CORP
filed 2013-02-08
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

At February 1, 2013, 497,154,477.1353 shares of the registrant’s common stock were outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	our competitive position within the market for voice and data services;

•	the cost, reliability and market acceptance of voice and data services;

•	our ability to keep pace with our clients’ needs for technology and systems;

•	the profitability of the solutions we provide and seek to develop;

•	the impact of integrating or completing mergers or strategic acquisitions, including any cost-savings or other synergies resulting therefrom;

•	the level and cost of our indebtedness, including changes in interest rates, and the adequacy of capital for future requirements;

•	our expectations of future capital expenditures and contractual obligations;

•	the impact of pending litigation and the regulatory environment;

•	our ability to protect our proprietary information or technology;

•	our ability to manage effectively operations outside of the United States;

•	the cost of labor and turnover rates; and

•	the impact of foreign currency fluctuations;

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

Overview

We are a leading provider of technology-driven, communication services. We offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications, business process outsourcing and telephony / interconnect services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Our focus on large addressable markets with attractive growth characteristics has allowed us to deliver steady, profitable growth. Over the past ten years, we have grown our revenue at a compound annual growth rate

(“CAGR”) of 12%, and improved our Adjusted EBITDA margin from 21.1% to 27.0%. For the fiscal year ended December 31, 2012, we grew revenue by 5.9% over 2011 to $2,638.0 million and generated $713.1 million in Adjusted EBITDA, or 27.0% Adjusted EBITDA margin, $125.5 million in net income and $318.9 million in net cash flows from operating activities.

Evolution into a Predominately Platform-Based Solutions Business

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex and changing communications needs of our clients. We have evolved our business mix from labor-intensive communication services to predominantly diversified and platform-based, technology-driven voice and data services. As a result, our revenue from platform-based services grew from 37% of total revenue in 2005 to 72% in 2012, and our operating income from platform-based services grew from 53% of total operating income to 90% over the same period.

Since 2005, we have invested approximately $2.0 billion in strategic acquisitions. We have increased our penetration into higher growth international conferencing markets, strengthened our alerts and notifications services business and established a leadership position in emergency communication services. We have reoriented our business to address the emergence of fast-growing trends such as unified communications (“UC”) products and mobility.

Today, our platform-based service lines include conferencing and collaboration, event services, Internet Protocol (“IP”)-based UC solutions, alerts and notifications, emergency communications services and our automated customer service platforms such as interactive voice response (“IVR”), natural language speech recognition and network-based call routing services. As we continue to increase the variety of platform-based services we provide, we intend to pursue opportunities in markets where we have strong client relationships and where clients place a premium on the quality of service provided.

The following summaries further highlight the steps we have taken to improve our business model:

— Developed and Enhanced Large Scale Technology Platforms. Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. Our approximately 672,000 telephony ports, including approximately 384,000 IP ports, provide us with what we believe is the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our acquisitions of TuVox Incorporated and Holly Australia Pty Ltd significantly advanced the development capabilities of our existing platform. The resulting open standards-based platform allows for the flexibility to add new capabilities as our clients demand. In addition, we have integrated mobile, social media and cloud computing capabilities into our platforms and offer those services to our clients.

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

— Expanded Our Unified Communications Business Segment. Through both organic growth and acquisitions, we have been successful in strengthening our unified communications service offering. We have grown our sales force to expand the reach of our Unified Communications services both domestically and internationally. We have developed and integrated proprietary global and large enterprise-based services into our platform which allow for streamlined, cost-effective conferencing capabilities. With the acquisitions of Corvent LLC, Stream57 LLC (“Stream57”) and Unisfair, Inc. (“Unisfair”), we have enhanced our event services offerings. We have increased our capabilities in IP-based Unified Communications solutions through the acquisitions of Preferred One Stop Technologies Limited (“POSTcti”), SKT Business Communications Solutions division of the Southern Kansas Telephone Company, Inc. and Smoothstone IP Communications Corporation (“Smoothstone”). We are able to offer system design, project management and implementation to clients with our sales engineering and integration services.

We have also increased our presence in the high growth alerts and notifications market. We now provide platform-based communication services across several industries, including financial services, communications, transportation, government and public safety. Additionally, through our acquisitions of TeleVox Software, Inc. and Twenty First Century Communications, Inc. (“TFCC”), we have a strong presence in the healthcare market and the utilities industry.

Corporate Information

Our business was founded in 1986 through a predecessor company, and West Corporation was incorporated in Delaware in 1994. On October 24, 2006, we completed a recapitalization (the “Recapitalization”) of the company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between us and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of our Recapitalization. Pursuant to the Recapitalization, Omaha Acquisition Corp. was merged with and into West Corporation, with West Corporation continuing as the surviving corporation, and our publicly traded securities were cancelled in exchange for cash.

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

Unified Communications

Conferencing and Collaboration Services. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 134 million conference calls in 2012, an 11% increase over 2011. We provide our clients with an integrated global suite of meeting services. Conferencing and Collaboration Services include the following:

•	On-Demand Audio Conferencing is an automated conferencing service that allows clients to initiate an audio conference at any time, without the need to make a reservation or rely on an operator.

•

Web Conferencing and Collaboration Tools allow clients to connect remote employees and bolster collaboration among groups. These tools provide clients with the capability to make presentations and share applications and documents over the Internet. These services are offered through our proprietary product, InterCall Unified Meeting®, as well as through the resale of Cisco, Microsoft and Adobe products. Web conferencing services can be customized to each client’s individual needs.

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

Event Services. InterCall offers multimedia platforms designed to give our clients the ability to create, manage, distribute and reuse content internally and externally. Through a combination of proprietary products and strategic partnerships, our clients have the tools to support diverse internal and external multimedia requirements. Event Services solutions include the following:

•

Audio and Video Webcasting Services allow users to broadcast small or large multimedia presentations over the Internet. We offer our clients the flexibility of broadcasting any combination of audio, video (desktop or high-end) or PowerPoint slides using any operating system. We enhanced our presence in this market with the acquisition of Stream57® in December 2009.

•

Virtual Event Design and Hosting offers clients consulting, project management and implementation of hosted and managed virtual event and virtual environment solutions. Clients are able to provide large audiences easy and instant access to content, experts and peers. Examples of virtual events include trade shows, user groups, job fairs, virtual learning environments and town hall meetings. We enhanced our presence in this market with the acquisition of Unisfair® in March 2011.

•

Operator-Assisted Audio Conferencing Services are pre-scheduled conferences for large-scale, complex or important events. Operator-assisted services are customized to a client’s needs and provide a wide range of scalable features and enhancements, including the ability to record, broadcast, schedule and administer meetings.

IP-Based Unified Communications Solutions. We provide our clients with enterprise class IP-based communications solutions including the following services:

•

Hosted IP-PBX and Enterprise Call Management allows an enterprise to upgrade its use of communications technology with a suite of cloud-based, on–demand services including full private branch exchange (“PBX”) functionality, advanced enterprise and personal call management tools and leading edge unified communications features. These services can be fully integrated with a client’s existing IP or legacy time-division multiplexing (“TDM”) infrastructure where required, leveraging investments already made in telephony infrastructure and providing a seamless enterprise-wide solution.

•	Hosted and Managed Multiprotocol Label Switching (“MPLS”) Network is a suite of IP trunking solutions designed to provide enterprise clients with carrier-grade service, along with the benefits of

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

•

Cloud-Based Security Services aggregate a set of technologies into one simple and scalable cloud-based solution that provides clients with network protection. This service can help protect the client’s network from spam and viruses, unauthorized intrusions and inappropriate web content, while providing simplicity and consistency of security policy management and eliminating single points of failure and bottlenecks that can occur with premise-based security solutions.

•

Professional Services and System Integration provides our clients with advice and solutions to integrate their unified communication systems. We offer consulting, design, integration, and implementation of voice, video, messaging, and collaboration systems and services.

Alerts and Notifications. Our technology platforms allow clients to manage and deliver automated, proactive and personalized communications. We use multiple delivery channels (voice, text messaging, email, social media and fax), based on the preference of the recipient. For example, we deliver patient notifications, confirm appointments and send prescription reminders on behalf of our healthcare clients; send and receive automated outage notifications on behalf of our utility clients and transmit emergency evacuation notices on behalf of municipalities.

Our scalable platform enables a high volume of messages to be sent in a short amount of time. It also enables two-way communication which allows the recipients of a message to respond to our clients. We offer the following Alerts and Notifications services:

•

Automated Voice Notifications are customized voice messages sent on behalf of our clients that are delivered with personalized information. Our systems provide accurate detection of voice mail versus live answer, customized caller ID and retry logic.

•

Short Message Service (“SMS”)/Email Alerts and Notifications are customized electronic notifications sent on behalf of our clients directly to their customers’ handheld devices, wireless phones, two-way pagers or email inboxes.

•	Social Media Messaging enables clients to deliver targeted, personalized messaging to social media sites.

•

Multichannel Preference Management and Campaign Management Solutions allow our clients to create and manage customer information in a real-time environment. Our web-based user interface tool allows clients to upload customer contact information, create reusable notification templates and customize campaigns.

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

Communication Services

Emergency Communications Services. We believe we are one of the largest providers of emergency communications services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ telephone bills. We offer the following Emergency Communications Services:

•

9-1-1 Network Services are the systems that control the routing of emergency calls to the appropriate 9-1-1 centers. In 2012, we facilitated over 260 million 9-1-1 calls. Our next generation 9-1-1 call handling solution is an IP-based system designed to significantly improve the information available to first responders by integrating capabilities such as the ability to text, send photos or video to 9-1-1 centers as well as providing stored data such as building blueprints or personal medical data to first responders. Our carrier-grade Location Based Services process over 125,000 daily requests in support of our clients’ Enhanced 9-1-1 (“E9-1-1”) and commercial applications.

•

9-1-1 Telephony Systems and Services include our fully-integrated desktop communications technology solutions which public safety agencies use to enable E9-1-1 call handling. Our next generation 9-1-1 solution can be deployed in a variety of local, hosted and remote configurations, allowing public safety agencies to grow with minimal incremental investment. It currently operates in approximately 5,000 call-taking positions in more than 1,000 Public Safety Answering Points (“PSAPs”) in North America.

Automated Call Processing. We believe we have developed a best-in-class automated customer service platform. Our services allow our clients to effectively communicate with their customers through inbound and outbound IVR applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our open standards-based platform allows the flexibility to integrate new capabilities such as mobility, social media and cloud-based services. Our Automated Call Processing includes:

•

Automated Customer Service Solutions range from speech/IVR applications and mobile solutions to SMS, chat and email. We help our clients engage their customers through the channels they prefer. Examples of self-service applications used by our clients are: access account balances, activation of credit cards, placing orders, FAQ’s and stop/start utility service.

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

Telephony / Interconnect Services. Our telephony / interconnect Services support the merging of traditional telecom, mobile and IP technologies to service providers and enterprises. We are a leading provider of local and national tandem switching services to carriers throughout the United States. We leverage our proprietary customer traffic information system, sophisticated call routing and control facility to provide tandem interconnection services to the competitive marketplace, including wireless, wire-line, cable telephony and VoIP companies. We entered this market through the acquisition of HyperCube LLC (“HyperCube”) in March 2012.

•

Toll-Free Origination transports and switches toll free traffic originated by traditional wireline, VoIP, cable, and wireless carriers to all major inter-exchange carriers (“IXC”) in the United States. This service provides a highly scalable and efficient means to pass toll free traffic to IXCs.

•	Termination Services using our soft switch platform, national optical backbone and direct network interconnections allow for the termination of outbound toll traffic.

•	Tandem Transit switches local voice traffic between wireless carriers, competitive local exchange carriers (“CLECs”), VoIP providers, and cable networks.

Agent-Based Services. We provide our clients with large-scale, agent-based services. We target opportunities that allow our agent-based services to be a part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We offer a flexible model that includes on-shore, off-shore and virtual home-based agent capabilities to fit our clients’ needs. Agent-Based Services include:

•

Customer Care and Acquisition Services support our clients with their consumer-based communications needs. We provide customer acquisition and retention, customer care, technical support and sales services. Our customized process strategically matches our client’s goals to the appropriate solutions to maximize results.

•

Business-to-Business and Account Management Services combines our experience, sales methodologies and technology to deliver an integrated suite of solutions that allow our clients to overcome a variety of common sales challenges across a multitude of business segments. Examples of these services include lead management, team sell, account management and sole territory coverage.

•

Receivables Management Services support many of today’s leading businesses and institutions with a fully licensed collection agency that has integrated partnerships across the telecommunications, financial services, government, healthcare and utilities industries.

•

Overpayment Identification and Recovery Services provides cost containment programs to organizations including: health insurance payers, third party administrators, managed care organizations, hospitals/physicians and self-insured companies. We analyze data from multiple healthcare sources, identify incorrectly paid claims, provide targeted communications and collect funds on behalf of our clients.

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

Unified Communications

We entered the conferencing and collaboration services market with our acquisition of InterCall in 2003. Through organic growth and multiple strategic acquisitions, we have become the leading global provider of conferencing services since 2008 based on revenue, according to Wainhouse Research. The market for worldwide unified communications services, which includes hosted and managed unified communications services, audio, web and operator-assisted conferencing was $7.8 billion in 2012 and is expected to grow at a CAGR of 15% through 2016 according to Wainhouse Research. By leveraging our global sales team and diversified client base, we intend to continue targeting higher growth markets.

According to Tern Systems, the market for automated message delivery in the U.S. was approximately $793 million in 2012, and is expected to grow at an annual growth rate of 20% through 2017. We believe this growth is being driven by a number of factors, including increased globalization of business activity, focus on lower costs, increased adoption of unified communications services, and increasing awareness of the need for rapid communication during emergencies.

Communication Services

The market for emergency communications services represents a highly attractive opportunity, allowing us to diversify into an end-market that we believe is less volatile with respect to downturns in the economy. According to Compass Intelligence, approximately $4.1 billion of government-sponsored funds were estimated to be available for 9-1-1 and E9-1-1 applications, hardware and systems expenditures in 2012 and such funds are expected to grow at a 6.8% CAGR through 2016. Given the critical nature of these systems and services, government agencies and other public safety organizations prioritize funding for such services to ensure dependable delivery. Further, as communities across the U.S. upgrade outdated 9-1-1 systems to next generation 9-1-1 platforms, we believe our suite of services is best suited to capture the demand.

We deliver critical agent-based and automated services for our enterprise clients. Today, the market for these services remains attractive given its size and steady growth characteristics. We target select opportunities within the global customer care business process outsourcing market which was estimated to be approximately $56 billion in 2012 with a projected CAGR through 2015 of approximately 6% according to IDC. We focus on high-value transactions that utilize our specialized knowledge and scale to drive enhanced profitability. We have built on our leading position in this market by investing in emerging service delivery models that provide a higher quality of service to our clients.

Our Competitive Strengths

We have developed expertise to serve the needs of clients who place a premium on the services we provide. We believe the following strengths have helped us to establish a leading competitive position in the markets we serve and enable us to deliver operational excellence to clients.

— Broad Portfolio of Product Offerings with Attractive Value Proposition. Our technology platforms combined with our operational expertise and processes allow us to provide a broad range of service offerings for our clients. Our ability to provide our clients with a reliable, efficient and cost-effective alternative to process high volume, complex voice and data transactions, helps them meet their critical communications needs and improve their cost structure.

— Robust Technology Capabilities Enable Scalable Operating Model. Our strengths across technology and multiple channels allow us to efficiently process data and voice transactions for our clients. We cross-utilize our assets and shared service platforms across our businesses, providing scale and flexibility to handle greater transaction volume, offer superior service and develop new offerings more effectively and efficiently. We foster a culture of innovation and have been issued approximately 213 patents and have approximately 328 pending patent applications for technology and processes that we have developed. We continue to invest in new platform technologies, including IP-based cloud computing environments and to enhance our portfolio with patented technologies, which allow us to deliver premium services to our clients.

— Strong Client Relationships. We have built long-lasting relationships with our clients who operate in a broad range of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. Our top ten clients in 2012 had an average tenure with us of over 11 years. In 2012, our 100 largest clients represented approximately 57% of our revenue and approximately 44% of our revenue came from clients purchasing multiple service offerings.

— Operational Excellence. We achieve the results our clients are seeking through productivity, reliability and scale. Our ability to improve upon our client’s communications processes is an important aspect of our value proposition. We leverage our proprietary technology infrastructure and shared services platforms to manage higher value transactions and achieve cost savings for our clients and ourselves.

— Experienced Management Team with Track Record of Growth. Our senior leadership has an average tenure of approximately 15 years with us and has delivered strong results through various market cycles, both as a public and a private company. As a group, this team has created a culture of superior client service and, through acquisitions and organic growth, has been able to achieve 12% revenue CAGR over the past ten years. Our team has established a long track record of successfully acquiring and integrating companies to drive growth.

As demand for outsourced services grows with greater adoption of our technologies and services and the global trend toward business process outsourcing, we believe our long history of delivering results for our clients combined with our scale and the investments we have made in our businesses provide us with a significant competitive advantage.

Our Business Strategy

Our strategy is to identify growing markets where we can deploy our existing assets and expertise to strengthen our competitive position. Our strategy is supported by our commitment to superior client service, operational excellence and market leadership. Key aspects of our strategy include the following:

— Expand Relationships with Existing Clients. We are focused on deepening and expanding relationships with our existing clients by delivering value in the form of reduced costs, improved customer relationships and enhanced revenue opportunities. Approximately 44% of our revenue in 2012 came from clients purchasing multiple service offerings from us. We seek out clients with plans for growth and expect to participate in that growth along with our clients. As we demonstrate the value that our services provide, often starting with a single service, we are frequently able to expand the size and scope of our client relationships.

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

— Capitalize on Select Global Opportunities. In addition to expanding and enhancing our existing relationships domestically, we will selectively pursue new client opportunities globally. Our expertise in conferencing and collaboration services has allowed us to penetrate substantial new international markets. In 2012, 19% of our consolidated revenue was generated outside of the U.S. Given the attractive growth dynamics within Europe, Asia-Pacific, South America and Latin America, we intend to further grow our unified communications business in these regions. Our distribution capabilities, including approximately 375 dedicated international Unified Communications sales personnel, provide us with the platform to drive incremental revenue opportunities.

— Continue to Enhance Leading Technology Capabilities. We believe our service offerings are enhanced by our superior technology capabilities and track record of innovation, and we will continue to target services where our reliability, scale and efficiencies enable us to solve our clients’ communications issues or enhance the results of their communications. In addition to strengthening our client relationships, we believe our focus on technology facilitates our ongoing evolution toward a diversified, predominantly platform-based and technology-driven operating model.

— Continue to Enhance Our Value Proposition Through Selective Acquisitions. Since our founding in 1986, we have completed 30 acquisitions of businesses and technologies with a total value of approximately $2.7 billion. We will continue to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily through organic growth, we have and expect to continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders.

Sales and Marketing

Generally, our sales personnel target growth-oriented clients and selectively pursue those with whom we have the greatest opportunity for long-term success. Their goals are both to maximize our current client relationships and expand our client base. To accomplish these goals, we attempt to sell additional services to existing clients and to develop new relationships. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients.

Unified Communications

For Conferencing and Collaboration Services, Event Services, IP-Based Unified Communications Solutions and Alerts and Notifications, we maintain a sales force of approximately 930 personnel that are trained to understand and respond to our clients’ needs.

Communication Services

We maintain approximately 62 sales and marketing personnel dedicated to our Emergency Communications Services, approximately 14 sales and marketing personnel dedicated to our Automated Call Processing, approximately 13 sales and marketing personnel dedicated to our Telephony / Interconnect Services and approximately 35 sales and marketing personnel dedicated to our Agent-Based Services.

Competition

Unified Communications

The Conferencing and Collaboration Services market is highly competitive. The principal competitive factors include, among others, range of service offerings, global capabilities, price and quality of service. Our principal competitors include AT&T, Verizon, PGi, BT Conferencing, NTT, Cisco Systems, Microsoft, IBM and other premise-based solution providers.

The Event Services market has advanced from traditional audio-centric, operator-assisted conferencing solutions to more dynamic, web-centered solutions such as webcasting platforms with video, and interactive, persistent virtual environments. As a result, the market remains highly competitive and fragmented with new entrants joining as technology evolves. The principal competitive factors of operator-assisted conferencing are reliability, ease of use, price and global support. Competitors in this market include BT Conferencing, PGi and Arkadin. The principal competitive factors of the webcasting market are reliability, functionality, price, mobility, customization, ease of use and options like self service and multicasting. Competitors in this market include ON24, Thomson Reuters, Sonic Foundry, TalkPoint and cross over into the webinar market with Adobe and WebEx. The principal competitive factors of the virtual events market are ease of use, self-service, branding, integration with other solutions and global support. Competitors in this market include INXPO, ON24 and 6Connex.

The IP-Based Unified Communications Solutions market is a highly competitive and growing market characterized by a large number of traditional carrier service providers entering the mid-market to enterprise market with proprietary versions of hosted or “cloud-based” unified communications service offerings, as well as smaller business-size competitors who compete more aggressively on price. The principal competitive factors include, among others, experience in implementing and designing enterprise level networks, on-demand and integrated hosted communications and collaboration platforms, expertise in integration of a broad variety of unified communications applications both in implementation and professional services consultation. Our principal competitors in this industry at the enterprise level include Cisco, Microsoft, AT&T, Verizon, BT, ShoreTel and Google for hosted services solutions and IBM, Hewlett-Packard, Verizon Business and regional integrated service vendors for professional services. We also face competition from clients who implement in-house solutions. The small to medium sized business market has hundreds of regional competitors with a few like XO Communications, 8x8 and M5 that compete on a national scale.

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

Communication Services

The market for wireline and wireless emergency communications services is competitive. The principal competitive factors in wireline and wireless emergency communications are the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the incumbent local exchange carrier and competitive local exchange carrier markets generally include internally developed solutions, competitors in the wireless market include TeleCommunications Systems, and competitors in the VoIP services market include the inetwork division, a of Bandwidth.com, Inc. Competition in the public safety desktop market is driven by features, functionality, ease of use, price, reliability, upgradability, capital replacement and upgrade policies and customer service and support. Competitors in this market include Cassidian Communications, EmergiTech and 911-Inc.

The principal competitive factors in the automated call processing market are scalability, flexibility, reliability, speed of implementing client applications and price of services. Competitors in this market are primarily premise-based services but a group of hosted providers has recently emerged.

The principal competitive factors in the telephony / interconnect services market include network performance, ease and breadth of interconnections to carriers, pricing and the ability to support converging technologies (TDM to IP). Competitors in this market include Inteliquent (formerly Neutral Tandem) and Peerless Network along with Competitive Local Exchange Carriers (“CLECs”).

The agent-based services market is highly competitive. The principal competitive factors in this market include, among others, quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet clients’ needs, capacity, industry-specific experience, technological expertise and price. In the agent-based customer services market, many clients retain multiple communication services providers, which exposes us to continuous competition in order to remain a preferred vendor. Competitors in the agent-based customer services industry include Convergys, TeleTech, Sykes, NCO, GC Services, Infosys Limited and Aegis Global. We also compete with the in-house operations of many of our existing and potential clients.

Our Clients

Our clients vary by business unit. We have a large and diverse client base for our Conferencing and Collaboration Services, ranging from small businesses to Fortune 100 clients, and operating in a wide range of industries, including telecommunications, retail, financial services, technology and healthcare. Our Alerts and Notifications business serves a large number of clients, who generally operate in specific industries such as medical and dental or transportation. Traditionally, our Emergency Communications clients have been incumbent local exchange carriers and competitive local exchange carriers. Our Automated Call Processing and Agent-Based Service businesses serve larger enterprise clients operating in a wide range of industries.

Although we serve many clients, we derive a significant portion of our revenue from relatively few clients. In 2012, our 100 largest clients represented approximately 57% of our revenue. No client represented more than 10% of our revenue in 2012.

Our Personnel

As of December 31, 2012, we had approximately 35,700 total employees, of which approximately 30,600 were employed in the Communication Services segment (including approximately 9,270 home-based, generally part-time employees), 4,500 were employed in the Unified Communications segment and approximately 600 were employed in corporate support functions. Of the total employees, approximately 10,000 were employed in management, staff and administrative positions, and approximately 6,800 were international employees.

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

Our Technology and Systems Development

Technology is critical to our business and we believe the scale and flexibility of our platform is a competitive strength. Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality, integrated solutions. We have made significant investments in reliable hardware systems and integrated commercially available software when appropriate. We currently have approximately 672,000 telephony ports to handle conference calls, alerts and notifications and customer service. These ports include approximately 384,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technological platforms are designed to handle greater transaction volume than our competitors. Because our technology is client focused, we often rely on proprietary software systems developed internally to customize our services. As of December 31, 2012, we employed a staff of approximately 2,400 professionals in our information technology departments.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. We currently own approximately 213 registered patents and approximately 229 registered trademarks including several patents and trademarks that we obtained as part of our past acquisitions. Certain of our patents will expire in 2013. We do not expect these patent expirations to have a material adverse effect on our business. Trademarks continue as long as we actively use the mark. We have approximately 328 pending patent applications pertaining to technology relating to transaction processing, call center and agent management, data collection, reporting and verification, conferencing and credit card processing. New patents that are issued have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to add additional patents and trademarks to our portfolio, may be a barrier to entry for specific products and services we provide and may also be used for defensive purposes in certain litigation.

Our International Operations

In 2012, revenue attributed to foreign countries was approximately 19% of our consolidated revenue and long-lived assets attributed to foreign countries were approximately 9% of our total consolidated long-lived assets.

In 2012, our Unified Communications segment operated out of facilities in the U.S. and approximately 25 foreign jurisdictions in North and South America, Europe and Asia.

In 2012, our Communication Services segment operated facilities in the U.S., Canada, the Philippines, Mexico, Australia and Jamaica.

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

Telecommunications

Our wholly-owned subsidiary, Intrado Inc. and certain of its affiliates (collectively, “Intrado”), are subject to various regulations as a result of their status as a regulated competitive local exchange carrier, and/or an emergency services provider, and/or an inter-exchange carrier, including state utility commissions regulations and Federal Communications Commission (the “FCC”) regulations adopted under the Telecommunications Act of 1996, as amended. Also, under the New and Emerging Technologies 911 Improvement Act of 2008 (NET911 Act, P.L. 11-283, 47 U.S.C. 609) and its attendant FCC regulations (WC Docket No. 08-171, Report and Order dated October 21, 2008), Intrado® is required to provide access to VoIP telephony providers certain 9-1-1 and Enhanced, or E9-1-1, elements.

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

Through our wholly owned subsidiary West IP Communications, Inc. (formerly known as Smoothstone IP Communications Corporation) (“WIPC”), we provide interconnected VoIP services, which are subject to certain requirements imposed by the FCC, including without limitation, obligations to provide access to 9-1-1, pay federal universal service fees and protect CPNI, even though the FCC has not classified interconnected VoIP services as telecommunications services. The regulatory requirements applicable to WIPC’s VoIP services could change if the FCC determines the services to be telecommunications services regulated under Part II of the Communications Act.

Federal laws regulating the provision of traditional telecommunications services may adversely impact our conferencing business. Our conferencing business has submited forms to the Universal Service Administrative

Company (“USAC”) and paid federal USF and similar fees since August 1, 2008 based on our good faith interpretation of the revenue reporting requirements and classification of our services. To the extent that USAC or the FCC disagrees with the methodology or classification of our services, InterCall may be subject to additional costs and obligations applicable to more traditional telecommunications service providers.

On March 23, 2012, we completed the acquisition of HyperCube, a telecommunications carrier and provider of switching services throughout the United States. HyperCube routes communications traffic to all other carriers, including wireless, wireline, cable telephony and VoIP companies. HyperCube Telecom, LLC, a wholly-owned subsidiary of HyperCube, has obtained licenses to offer telecommunications services from the FCC and authorization to offer facilities-based and resold telecommunications services from Public Utility Commissions (“PUCs”) in 45 states and the District of Columbia.

The FCC exercises regulatory authority over the pricing of the tandem transit and access services offered by HyperCube. On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking, FCC Release No. 11-161 (“FCC Order”), that comprehensively reforms the system under which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic. The FCC adopted bill-and-keep as the ultimate uniform, national methodology for all terminating telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, the rate for exchanging terminating traffic is zero and terminating carriers look to their subscribers to cover the costs of providing termination services. The FCC Order did not address rate levels for tandem transit services.

The rules adopted by the FCC provide for a multi-year transition to a national uniform bill-and-keep framework. Carriers were required to cap most terminating interstate and intrastate intercarrier compensation rate elements as of December 29, 2011. To reduce the disparity between intrastate and interstate terminating end office rates, carriers were required to bring intrastate rates, where they were higher than interstate rates, to the level of interstate rates in two steps, the first by July 1, 2012, and the second by July 1, 2013. Thereafter, carriers such as HyperCube must reduce their interstate and intrastate termination and transport rates to bill-and-keep by July 2018.

As part of the transition of the intercarrier compensation system to bill-and-keep, the FCC also established in the FCC Order a prospective intercarrier compensation framework for traffic exchanged over public switched telephone network facilities that originates and/or terminates in IP format (“VoIP-PSTN traffic”). The FCC found that where a providers’ interconnection agreement does not address the appropriate rate for such traffic, the default intercarrier compensation rate for all toll terminating and originating VoIP-PSTN traffic would be equal to interstate access rates, while the default intercarrier compensation rate for other VoIP-PSTN traffic would be the otherwise-applicable reciprocal compensation rates. To collect the compensation for originating or terminating VoIP-PSTN traffic in IP traffic, a local exchange carrier, or its VoIP provider partner, must perform functions functionally equivalent to the switched access functions of non-VoIP-PSTN traffic performed by local exchange carriers. The FCC also addressed intercarrier compensation between wireline carriers and wireless providers in the FCC Order. Among other things, the FCC adopted bill-and-keep as the default methodology for all non-access traffic between wireless and wireline providers.

In the Further Notice of Proposed Rulemaking adopted as part of the FCC Order, the FCC sought comment on the appropriate transition and recovery mechanism for the rate elements not reduced as part of the FCC Order, including originating access (including originating charges for 8YY traffic) and certain common and dedicated transport. The FCC also sought comment on the appropriate policy framework for IP-to-IP interconnection. We cannot predict the timing or outcome of these proposals.

Several states, industry groups, and other telecommunications carriers filed petitions for reconsideration with the FCC as well as petitions for review of the FCC Order in federal courts. The cases are consolidated for review before the US Court of Appeals for the 10th Circuit. The outcome of these petitions is unpredictable. On December 23, 2011, on its own motion, the FCC modified two aspects of the FCC Order, one of which impacts intercarrier compensation. The FCC determined that intercarrier compensation for local traffic exchanged between wireline and wireless carriers pursuant to an interconnection agreement in effect as of the adoption date of the FCC Order became subject to a default bill-and-keep methodology on July 1, 2012, rather than on December 29, 2011.

On April 25, 2012, the Commission issued a reconsideration of the FCC Order and revised the rate that local exchange carriers could recover for originating intrastate toll VoIP-PSTN traffic (regardless of whether the traffic originated and/or terminated in IP format). Specifically, the FCC directed that through June 30, 2014, for intrastate toll originating VoIP-PSTN traffic, local exchange carriers will be permitted to tariff default access rates for such traffic equal to their then current intrastate originating switched access rates, absent a contract setting a different rate. On and after July 1, 2014, local exchange carriers will be permitted to tariff default access rates for such traffic equal to their then current interstate originating switched access rates.

There are initiatives in several state legislatures to lower intrastate access rates, aligning them with interstate rates, some of which may be affected by the FCC Order. Depending on whether we are a net collector or a net payer of any adjusted rate, such rate adjustments could have a negative effect on us.

Under the Twenty-First Century Communications and Video Accessibility Act (“CVAA”) and the FCC’s implementing rules, providers of advanced communications services will face new requirements to make their services accessible to persons with disabilities. These new obligations require that providers of electronic messaging, chat, non-interconnected VoIP and “interoperable video conferencing” must make their products and services accessible to persons with disabilities unless it is not “achievable” to do so. The CVAA and its rules also impose stringent record-keeping and annual reporting obligations on advanced communications services and on telecommunications and VoIP services previously subject to a different disabilities access standard. These new requirements could impact a variety of services we offer, and could require modifications to our services and/or increase the cost of providing affected services.

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

In addition to complying with the foregoing federal and state laws, in March 2011, West’s debt collection operations entered into a Stipulated Order, (“Order”) as part of a settlement agreement that was negotiated with the FTC staff after a lengthy investigation. That Order requires us to comply with the FDCPA and the Federal Trade Commission Act, which will not require any procedural changes; however, violations of either law would subject the Company to a contempt action brought by the FTC in addition to the civil penalties available to private litigants. Further, the Order requires that all current employees and any new employee hired over the next five years be provided with a copy of the Order and a short statement regarding their compliance obligations. The Company is also required to maintain certain types of information and data that is subject to audit and inspection by the FTC over periods ranging from three to six years. Finally, we are required to include a new disclosure on all written communications to consumers that directs them to call a toll free number if they have a complaint regarding the manner in which their account was handled.

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

In 2012, the FCC modified its TCPA rules in several respects. The new requirements include new obligations to obtain express written consent to use predictive dialers or pre-recorded messages for outbound telemarketing calls, strengthened call abandonment measurements and an obligation to provide “opt-out” options on outbound pre-recorded messages. These new requirements will phase in over 2013.

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

Our Unified Communications segment faces technological advances, which have contributed to pricing pressures and could result in the loss of customer relationships. Competition in the web and video conferencing services arenas continues to increase as new vendors enter the marketplace and offer a broader range of conferencing solutions through new technologies, including, without limitation, VoIP, on-premise solutions, PBX solutions, unified communications solutions and equipment and handset solutions.

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

We depend on third parties for certain services we provide, and increases in the cost of voice and data services or significant interruptions in these services could adversely affect our business, results of operations and financial condition.

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

Technology is a critical component of our business. We have invested in sophisticated and specialized computer and telephone technology and we anticipate that it will be necessary for us to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to remain competitive. Our future success depends in part on our ability to continue to develop technology solutions that keep pace with evolving industry standards and changing client demands. Introduction of new methods and technologies brings corresponding risks associated with effecting change to a complex operating environment and, in the case of adding third party services, results in a dependency on an outside technology provider. With respect to third party technology we use to support our services, some of which is provided by our competitors, the failure of such technology or the third party becoming unable or unwilling to continue to provide the technology could interfere with our ability to satisfy customer demands and may require us to make investments in a replacement technology, which could adversely affect our business, financial condition and results of operations.

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

Our 100 largest clients by revenue represented approximately 57% of our total revenue for the year ended December 31, 2012. If we fail to retain a significant amount of business from any of our significant clients, our business, results of operations and financial condition could be adversely affected.

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

Growth in our IP-Based UC Solutions and other new services may provide alternatives to our services which could adversely affect our business, results of operations and financial condition.

Our IP-Based UC Solutions and other new services and enhancements to existing services may compete with our current conferencing and collaboration services. Continued growth in such emerging technologies may result in the availability of feature rich alternatives to our existing services with a more attractive pricing model. These developments could reduce the attractiveness to customers of our existing product offerings and reduce the price which we can receive from customers with respect to such services, which could adversely affect our business, results of operations and financial condition.

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

We face uncertainties related to pending and potential litigation. We may not ultimately prevail or otherwise be able to satisfactorily resolve this litigation. In addition, other material suits by individuals or certified classes, claims, or investigations relating to our business may arise in the future. Furthermore, we generally indemnify our clients against third-party claims asserting intellectual property violations and data security breaches, which may result in litigation. Regardless of the outcome of any of these lawsuits or any future actions, claims or investigations relating to the same or any other subject matter, we may incur substantial defense costs and these actions may cause a diversion of management’s time and attention. Also, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of these proceedings, which could adversely affect our business, results of operations and financial condition. Finally, certain of the outcomes of such litigation may directly affect our business model, and thus our profitability.

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

The United States Congress, the FCC, and the states and foreign jurisdictions where we provide services have promulgated and enacted rules and laws that govern personal privacy, the provision of telecommunication services, telephone solicitations, the collection of consumer debt, the provision of emergency communication services and data privacy. As a result, we may be subject to proceedings alleging violation of these rules and laws in the future. Additional rules and laws may regulate the pricing for our offerings or require us to modify our operations or service offerings in order to meet our clients’ service requirements effectively, and these regulations may limit our activities or significantly increase the cost of regulatory compliance.

There are numerous state statutes and regulations governing telemarketing activities that do or may apply to us. For example, some states place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Such registration can be time-consuming and costly. Compliance with all federal and state telemarketing regulations is costly and time-consuming. In addition, notwithstanding our compliance efforts, any failure on our part to comply with the registration and other legal requirements applicable to companies engaged in telemarketing activities could have an adverse impact on our business. We could become subject to litigation by private parties and governmental bodies alleging a violation of applicable laws or regulations, which could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of such litigation and enforcement actions.

In addition, the FCC recently adopted rules revising the manner in which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic, as well as intercarrier compensation between wireline carriers and wireless providers. The rules adopted by the FCC provide for a multi-year transition to a national uniform terminating charge of zero, which is known as “bill-and-keep”. Carriers were required to cap all current rate elements as of December 29, 2011 and to begin reducing their termination and transport rates in annual steps, culminating with a bill-and-keep system by July 2018. In a Further Notice, the FCC is considering changes to rates charged for origination of toll-free traffic, which is a major type of traffic carried by West’s subsidiary, HyperCube. These rules are currently being challenged by several states, industry groups and telecommunications carriers, and there are other initiatives by state regulators to address intrastate access rates. We are unable to predict the outcome of these rulemaking efforts, and any resulting regulations could limit our ability to determine how we charge for our services and have an adverse effect on our profitability.

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

Portions of our Communication Services segment’s agent-based services are very labor intensive and experience high personnel turnover. Significant increases in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. In addition, increases in our labor costs, costs of employee benefits or employment taxes could adversely affect our business, results of operations and financial condition. In particular, the implementation of the Patient Protection and Affordable Care Act and the amendments thereto contain provisions relating to mandatory minimum health insurance coverage for employees which could materially impact our future healthcare costs for our predominantly United States-based workforce. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs. In addition, many of our employees are hired on a part-time basis, and a significant portion of our costs consists of wages to hourly workers. From time to time, federal and state governments consider legislation to increase the minimum wage rate in their respective jurisdictions. Increases in the minimum wage or labor regulation could increase our labor costs.

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

If we are unable to complete future acquisitions or if we incur unanticipated acquisition liabilities, our business strategy and earnings may be negatively affected.

Our ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing our overall business strategy. We may be unable to identify, finance or complete acquisitions or to do so at attractive valuations.

In addition, we incur significant transaction costs associated with our acquisitions, including substantial fees for attorneys, accountants and other advisors. Any acquisition could result in our assumption of unknown and/or unexpected, and perhaps material, liabilities. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations. These factors could impair our growth and ability to compete; divert resources from other potentially more profitable areas; or otherwise cause a material adverse effect on our business, financial position and results of operations.

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

In addition to this integration risk, our business, results of operations and financial condition could be adversely affected if we are unable to achieve the planned objectives of an acquisition including cost savings and synergies. The inability to achieve our planned objectives could result from:

•	the financial underperformance of these acquisitions;

•	the loss of key clients of the acquired business, which may drive financial underperformance;

•	the loss of key personnel at the acquired company; and

•	the occurrence of unanticipated liabilities or contingencies for which we are unable to receive indemnification from the prior owner of the business.

Potential future impairments of our substantial goodwill, intangible assets, or other long-lived assets could adversely affect our business, results of operations and financial condition.

As of December 31, 2012, we had goodwill of approximately $1.8 billion and intangible assets, net of accumulated amortization, of approximately $285.7 million, respectively. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.” Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have an adverse effect on our business, results of operations and financial condition.

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

At December 31, 2012, our aggregate long-term indebtedness was $4,017.7 million. In 2012, our consolidated interest expense was approximately $272.0 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations and to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures or declared dividends, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot make assurances that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indentures that govern our outstanding notes. Our senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

If we cannot make scheduled payments on our debt, we will be in default of such debt and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our debt holders under other debt subject to cross default provisions could declare all outstanding principal and interest on such other debt to be due and payable;

•	the lenders under our senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes including dividend payments, and our failure to comply with the covenants contained in our senior secured credit facilities documentation or the indentures that govern our outstanding notes could result in an event of default that could adversely affect our results of operations.

Our current or future indebtedness could adversely affect our business, results of operations or financial condition, including the following:

•

our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, product development, general corporate purposes, refinancing of our existing obligations or other purposes may be impaired;

•

a significant portion of our cash flow from operations may be dedicated to the payment of interest and principal on our indebtedness, which will reduce the funds available to us for our operations, capital expenditures, future business opportunities or other purposes;

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage will increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives;

•	our ability to capitalize on significant business opportunities and to plan for, or respond to, competition and changes in our business may be limited; and

•	limit our ability to declare or pay dividends.

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

We had a negative net worth as of December 31, 2012, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of December 31, 2012, we had a negative net worth of $1,249.7 million. Our negative net worth primarily resulted from the incurrence of indebtedness to finance our recapitalization in 2006. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our debt agreements, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. At December 31, 2012, under the terms of our debt agreements, we would be permitted to incur up to approximately $347.3 million of additional tranches of term loans or increases to the revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we face could increase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters facility in Omaha, Nebraska. We also own two other facilities in Omaha, Nebraska used for administrative activities. Our principal operating locations are noted below.

Operating Segment	Owned /Leased	Principal Activities	Number of States in Which Properties are Located	Number of Foreign Countries in Which Properties are Located
Unified Communications	Owned	Administration	3	—

Unified Communications	Owned	Production	1	—

Unified Communications	Leased	Administration / Sales	18	22

Unified Communications	Leased	Production	1	2

Communication Services	Owned	Administration	1	—

Communication Services	Owned	Production	3	—

Communication Services	Leased	Administration	9	1

Communication Services	Leased	Production	17	3

Unified Communications has locations in Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Sweden and the United Kingdom. Communication Services locations in foreign countries include Australia, Canada, Jamaica, Mexico and the Philippines.

We believe that our facilities are adequate for our current requirements and that additional space will be available as required. See Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this report for information regarding our lease obligations.

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

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 1, 2013, there were 87 holders of record of our common stock.

We are subject to certain restrictions regarding the payment of cash dividends to our shareholders under our credit agreement and indentures governing our outstanding notes. On August 15, 2012, our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012.

Stock option activity and restricted stock grants under our Executive Incentive Plan for the years ended December 31, 2012, 2011 and 2010 are set forth in Note 12 to the Consolidated Financial Statements included elsewhere in this report and in Item 12 of this report. During 2012, 355,134.75 shares of our Common Stock were purchased from four former employees by the Company for an aggregate consideration of $1,488,015.

During the year ended December 31, 2012, we granted employee stock options to purchase an aggregate of 20,920,000 shares of our common stock with a weighted average exercise price of $3.44 per share. An aggregate of 10,849,746.66 shares have been issued upon the exercise of stock options for an aggregate consideration of $1,534,109 and 4,941,689.9909 options were withheld from issuance to cover the appropriate exercise price and related payroll taxes during the same period. In addition, an aggregate of 1,028,214.6677 shares of common stock were issued upon distribution from the Deferred Compensation Plan during the same period and 166,675 restricted shares of common stock were forfeited prior to vesting. The shares of common stock issued upon exercise of options were issued pursuant to written compensatory plans or arrangements in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data for each of the last five years. The selected consolidated historical operations statement and balance sheet data have been derived from our historical consolidated financial statements. Our consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands except per share amounts)
Operations Statement Data:
Revenue	$2,638,024	$2,491,325	$2,388,211	$2,375,748	$2,247,434
Cost of services	1,224,459	1,113,289	1,057,008	1,067,777	1,015,028
Selling, general and administrative expenses (“SG&A”)	935,390	909,908	911,022	907,358	881,586

Operating income	478,175	468,128	420,181	400,613	350,820
Interest expense	(271,951)	(269,863)	(252,724)	(254,103)	(313,019)
Refinancing expense	—	—	(52,804)	—	—
Other income (expense)	1,385	6,262	6,127	1,326	(8,621)

Income before income tax expense	207,609	204,527	120,780	147,836	29,180
Income tax expense	82,068	77,034	60,476	56,862	11,731

Net income	125,541	127,493	60,304	90,974	17,449
Less net income (loss)—noncontrolling interest	—	—	—	2,745	(2,058)

Net income—West Corporation	$125,541	$127,493	$60,304	$88,229	$19,507

Earnings (loss) per common share:
Basic Class L shares (1)		$17.18	$17.07	$17.45	$12.78
Diluted Class L shares (1)		$16.48	$16.37	$16.67	$12.24
Basic Common	$0.26	$(0.50)	$(1.25)	$(0.98)	$(1.23)
Diluted Common	$0.25	$(0.50)	$(1.25)	$(0.98)	$(1.23)
Selected Operating Data:
Net cash flows from operating activities	$318,916	$348,187	$312,829	$272,857	$287,381
Net cash flows used in investing activities	$(201,622)	$(329,441)	$(137,896)	$(112,615)	$(597,539)
Net cash flows (used in) from financing activities	$(33,130)	$(23,180)	$(133,651)	$(271,844)	$341,971
Operating margin (2)	18.1%	18.8%	17.6%	16.9%	15.6%
Net income margin (3)	4.8%	5.1%	2.5%	3.7%	0.9%

(1)	On December 30, 2011, each outstanding share of Class L Common Stock was converted into 40.29 shares of Class A Common Stock and our Class A Common Stock was then reclassified as a single class of Common Stock.
(2)	Operating margin represents operating income as a percentage of revenue.
(3)	Net income margin represents net income—West Corporation as a percentage of revenue.

	As of December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Balance Sheet Data:
Working capital	$303,424	$203,486	$213,465	$175,007	$211,410
Property and equipment, net	364,896	350,855	341,366	333,267	320,152
Total assets	3,448,153	3,227,518	3,005,250	3,045,262	3,314,789
Total debt	4,017,656	3,516,365	3,533,566	3,633,928	3,946,127
Class L common stock (1)	—	—	1,504,445	1,332,721	1,158,159
Stockholders’ deficit (1)	(1,249,686)	(896,413)	(2,543,500)	(2,424,465)	(2,360,747)

Other Financial Data:
Capital Expenditures	$128,429	$120,122	$122,049	$122,668	$108,765
Debt (4)	$4,017,656	$3,516,365	$3,533,566	$3,633,243	$3,857,650
Cash dividends declared, $1.00 per common share	$511,041	—	—	—	—

(4)	Debt excludes portfolio notes payable in 2009 and 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading provider of technology-driven, communication services. We offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications, business processing outsourcing and telephony / interconnect services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex and changing communication needs of our clients. We have evolved our business mix from labor-intensive communications services to focus more on diversified and platform-based, technology-driven voice and data services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2012, we managed approximately 28 billion telephony minutes and approximately 134 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 1.2 billion notification calls and data messages. With approximately 672,000 telephony ports to handle conference calls, 9-1-1 public safety calls, alerts and notifications and customer service at December 31, 2012, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 384,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

In our Communication Services segment, our emergency communications solutions are generally billed per month based on the number of billing telephone numbers or cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our communication equipment technology solutions. Our platform-based and agent-based customer service solutions are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent-based services. Our telephony / interconnect services are generally billed based on usage of toll-free origination services.

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

The principal component of cost of services for our Communication Services segment is labor expense. Labor expense in costs of services primarily reflects compensation and benefits for the agents providing our agent-based services, but also includes compensation for personnel dedicated to emergency communications database management, manufacturing and development of our premise-based public safety solution as well as commissions for our sales professionals. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients. Significant components of our cost of services in this segment also include variable telephone expense.

Selling, General and Administrative Expenses

The principal component of our selling, general and administrative expenses (“SG&A”) is salary and benefits for our sales force, client support staff, technology and development personnel, senior management and other personnel involved in business support functions. SG&A also includes certain fixed telephone costs as well as other expenses that support the ongoing operation of our business, such as facilities costs, certain service contract costs, equipment depreciation and maintenance, impairment charges and amortization of finite-lived intangible assets.

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. During the third quarter of 2012, we amended our senior secured term loans by entering into an amendment to our amended and restated credit agreement (as so amended, the “Amended Credit Agreement”). The amended senior secured term loans provided $970.0 million, due June 30, 2018 (the “New Term Loans”). The proceeds were used to repay a $448.4 million term loan due October 24,

2013. The remaining net proceeds were used to fund a special cash dividend to West’s stockholders and make other dividend equivalent payments and to pay fees and expenses related to the execution of the amendment. The interest rate margins for the New Term Loans are 4.50%, for LIBOR rate loans, and 3.50%, for base rate loans. The Amended Credit Agreement also provides for interest rate floors applicable to the New Term Loans and the remaining term loans under our senior secured credit facilities. The interest rate floors are 1.25%, for the LIBOR component of the LIBOR rate loans, and 2.25%, for the base rate component of the base rate loans. The Amended Credit Agreement also provides for a soft call option applicable to the New Term Loans and the remaining term loans under the senior secured credit facilities. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the first anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions. The Amended Credit Agreement also modified the financial covenants and certain covenant baskets.

Evolution into a Predominately Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 72% for 2012 and our operating income from platform-based services has grown from 53% of total operating income to 90% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services—for example, an automated voice response system with the option for the client’s customer to speak to an agent and accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our business strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily thru organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders. Since 2005, we have invested approximately $2.0 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Overview of 2012 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2012. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, or for our consolidated financial statements and notes thereto included elsewhere in this annual report.

•	Our revenue increased $146.7 million, or 5.9% in 2012.

•	Our operating income increased $10.0 million, or 2.1%, in 2012 compared to operating income in 2011.

•

Our Adjusted EBITDA increased to $713.1 million in 2012, compared to $681.4 million in 2011, an increase of 4.7%. For information regarding the computation of Adjusted EBITDA in accordance with the terms of our credit facilities and reconciliation information, see “—Liquidity and Capital Resources—Debt Covenants” below.

•	We successfully completed the acquisition of HyperCube for $77.9 million in cash.

•

On August 15, 2012, we amended our senior secured credit facilities by entering into an amendment to our amended and restated credit agreement (as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement provided for new senior secured term loans in a principal amount of $970.0 million, due June 30, 2018 (the “New Term Loans”). The net proceeds of the New Term Loans were used to repay approximately $448.4 million in term loans due October 24, 2013, to fund a special cash dividend to our stockholders and to pay fees and expenses related to the execution of the amendment and related transactions.

•

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

The following table sets forth our Consolidated Statements of Operations Data as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of services	46.4	44.7	44.3
Selling, general and administrative expenses (“SG&A”)	35.5	36.5	38.1

Operating income	18.1	18.8	17.6
Interest expense	10.2	10.8	10.6
Refinancing expense	0.1	—	2.2
Other (expense) income	0.1	0.2	0.3

Income before income tax expense	7.9	8.2	5.1
Income tax expense	3.1	3.1	2.6

Net income	4.8%	5.1%	2.5%

Years Ended December 31, 2012 and 2011

Revenue: Total revenue in 2012 increased $146.7 million, or 5.9%, to $2,638.0 million from $2,491.3 million in 2011. This increase included revenue of $96.2 million from acquired entities. The acquisitions which comprise this increase were TFCC, POSTcti, Unisfair, WIPC, Contact One, Inc. (“Contact One”), PivotPoint Solutions, LLC (“PivotPoint”) and HyperCube. These acquisitions closed on February 1, 2011, February 1, 2011, March 1, 2011, June 3, 2011, June 7, 2011, August 10, 2011 and March 23, 2012, respectively. Results from PivotPoint, Contact One and HyperCube have been included in the Communication Services segment since their respective acquisition dates. All of the other acquisitions, noted above, have been included in the Unified Communications segment since their respective acquisition dates.

During the years ended December 31, 2012 and 2011, our largest 100 clients represented approximately 57% and 55% of total revenue, respectively. In 2012, no client accounted for 10% or more of our aggregate revenue. In 2011, the aggregate revenue from our largest client, AT&T, as a percentage of our total revenue was approximately 10%.

Revenue by business segment:

	For the year ended December 31,
	2012	% of Total Revenue	2011	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$1,451,301	55.0%	$1,364,032	54.8%	$87,269	6.4%
Communication Services	1,198,320	45.4%	1,137,900	45.7%	60,420	5.3%
Intersegment eliminations	(11,597)	-0.4%	(10,607)	-0.5%	(990)	9.3%

Total	$2,638,024	100.0%	$2,491,325	100.0%	$146,699	5.9%

Unified Communications revenue in 2012 increased $87.3 million, or 6.4%, to $1,451.3 million from $1,364.0 million in 2011. The increase in revenue included $27.4 million from acquisitions. The remaining $59.9 million increase was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 9.0% in 2012 over 2011, while the average rate per minute for reservationless services declined by approximately 6.7%.

During 2012, revenue in the Asia-Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions grew to $458.5 million, an increase of 4.0% over 2011 primarily related to volume growth in APAC. Using the same foreign currency rates in effect during 2011, revenue in APAC and EMEA increased 6.4% in 2012.

Communication Services revenue in 2012 increased $60.4 million, or 5.3%, to $1,198.3 million from $1,137.9 million in 2011. The increase in revenue in 2012 included $68.8 million from acquisitions. Revenue from agent-based services for 2012 increased $20.6 million compared with revenue for 2011, partially offset by a decline of $12.8 million in direct response agent revenue. Revenue from equipment sales in public safety declined by $16.5 million due to reduced government spending for public safety equipment and due to the transition to a software as a services (“SAAS”) model. The SAAS model provides recurring monthly revenue over a multi-year period as opposed to an upfront one-time sale, with monthly maintenance fees.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2012 increased $111.2 million, or 10.0%, to $1,224.5 million from $1,113.3 million in 2011. Cost of services from acquired entities was $56.0 million. As a percentage of revenue, cost of services increased to 46.4% in 2012 from 44.7% in 2011.

Cost of Services by business segment:

	For the year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$616,899	42.5%	$558,267	40.9%	$58,632	10.5%
Communication Services	616,894	51.5%	563,831	49.6%	53,063	9.4%
Intersegment eliminations	(9,334)	NM	(8,809)	NM	(525)	6.0%

Total	$1,224,459	46.4%	$1,113,289	44.7%	$111,170	10.0%

NM—Not Meaningful

Unified Communications cost of services in 2012 increased $58.6 million, or 10.5%, to $616.9 million from $558.3 million in 2011. Cost of services from acquired entities increased cost of services by $16.6 million. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.5% in 2012 from 40.9% in 2011. The increase in cost of services as a percentage of revenue for 2012 is due primarily to changes in the product mix, geographic mix, the impact of acquired entities and declines in the average rate per minute for reservationless services.

Communication Services cost of services in 2012 increased $53.1 million, or 9.4%, to $616.9 million from $563.8 million in 2011. The increase in cost of services included $39.4 million of additional costs from acquired entities. As a percentage of revenue, Communication Services cost of services increased to 51.5% in 2012 from 49.6% in 2011. The increase in cost of services as a percentage of revenue in 2012 was the result of additional costs from acquired entities and a higher mix of agent-based services.

Selling, General and Administrative Expenses: SG&A expenses in 2012 increased $25.5 million, or 2.8%, to $935.4 million from $909.9 million for 2011. The increase in SG&A expenses in 2012 reflected an improvement in our SG&A expense margin that was offset by $30.4 million of additional SG&A expenses from acquired entities and a fair value adjustment in the valuation of an acquisition earn-out accrual. As a percentage of revenue, SG&A expenses improved to 35.5% in 2012 from 36.5% in 2011. In 2012, SG&A included $18.3 million of share based compensation expense for the modification of vesting criteria of certain stock options and dividend equivalents paid on notional shares in our deferred compensation plan in connection with the special cash dividend declared by our Board of Directors on August 15, 2012. In 2011, SG&A included $18.5 million of share based compensation expense for the modification of vesting criteria of restricted stock grants.

Selling, general and administrative expenses by business segment:

	For the year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications	$449,836	31.0%	$442,539	32.4%	$7,297	1.6%
Communication Services	487,818	40.7%	469,167	41.2%	18,651	4.0%
Intersegment eliminations	(2,264)	NM	(1,798)	NM	(466)	NM

Total	$935,390	35.5%	$909,908	36.5%	$25,482	2.8%

NM—Not meaningful

Unified Communications SG&A expenses in 2012 increased $7.3 million, or 1.6%, to $449.8 million from $442.5 million in 2011. The increase in SG&A expenses in 2012 reflected an improvement in our SG&A expense margin, which included an adjustment to an earn-out provision, that was partially offset by $5.8 million of additional SG&A expenses from acquired entities. As a result of these changes, our Unified Communications SG&A expenses as a percentage of this segments’ revenue in 2012 improved to 31.0% from 32.4% in 2011.

Communication Services SG&A expenses in 2012 increased $18.7 million, or 4.0%, to $487.8 million from $469.2 million in 2011. This increase in SG&A expense reflects an improvement in SG&A margin that was offset by $6.8 million for site closure and severance expense and $4.1 million in asset impairments. During 2012, SG&A expenses from acquired entities were $24.6 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 40.7% in 2012 from 41.2% in 2011.

Operating Income: Operating income in 2012 increased $10.0 million, or 2.1%, to $478.2 million from $468.1 million in 2011. As a percentage of revenue, operating income decreased to 18.1% in 2012 from 18.8% in 2011.

Operating income by business segment:

	For the year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$384,565	26.5%	$363,226	26.6%	$21,339	5.9%
Communication Services	93,610	7.8%	104,902	9.2%	(11,292)	-10.8%

Total	$478,175	18.1%	$468,128	18.8%	$10,047	2.1%

Unified Communications operating income in 2012 increased $21.3 million, or 5.9%, to $384.6 million from $363.2 million in 2011. As a percentage of this segment’s revenue, Unified Communications operating income declined to 26.5% in 2012 from 26.6% in 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Communication Services operating income in 2012 decreased $11.3 million, or 10.8%, to $93.6 million from $104.9 million in 2011. This $11.3 million reduction is primarily attributable to the $10.9 million SG&A expense for site closure, related severance charges and asset impairments. As a percentage of revenue, Communication Services operating income decreased to 7.8% in 2012 from 9.2% in 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income. Other expense in 2012 was $270.6 million compared to $263.6 million in 2011. Interest expense in 2012 was $272.0 million compared to $269.9 million in 2011. In 2012, the change in interest expense was primarily due to higher outstanding debt obligations as a result of the Amended Credit Agreement. A portion of the net proceeds from the New Term Loans under the Amended Credit Agreement were used to repay approximately $448.4 million in term loans under our senior secured credit facilities due in October 2013. As a result of the repayment, the associated unamortized deferred debt issuance costs of $2.7 million were fully amortized and recorded as interest expense. During 2012, we recognized a $1.6 million loss on foreign currency transactions denominated in currencies other than the functional currency compared to a $6.5 million gain on foreign currencies in 2011. During 2012 and 2011 we recognized a $3.3 million gain and $1.3 million loss in marking the investments in our non-qualified retirement plans to market, respectively.

Net Income: Our net income in 2012 decreased $2.0 million, or 1.5%, to $125.5 million from $127.5 million in 2011. The decrease in net income was due to the factors discussed above for revenue, cost of services, SG&A expense and other income (expense). Net income includes a provision for income tax expense at an effective rate of approximately 39.5% for 2012, compared to an effective tax rate of approximately 37.7% in 2011. The increase in the effective tax rate is primarily due to the expiration of federal credits and an increase in the accrual for uncertain tax positions.

Earnings (Loss) per common share: Earnings (loss) per common share-basic for 2012 and 2011 were $0.26 and $(0.50), respectively. Earnings per common share-diluted for 2012 and 2011 were $0.25 and $(0.50), respectively.

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive effect on earnings per share. At December 31, 2012, 21,450,500 stock options were outstanding with an exercise price at or exceeding the market value of our common stock, which market value was determined based on the results of an independent appraisal performed as of August 1, 2012 by Corporate Valuation Advisors, Inc., and approved by management and the Board of Directors. These options were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

Years Ended December 31, 2011 and 2010

Revenue: Total revenue in 2011 increased $103.1 million, or 4.3%, to $2,491.3 million from $2,388.2 million in 2010. This increase included revenue of $76.5 million from entities acquired since January 1, 2011. Acquisitions made in 2011 were TFCC, POSTcti, Unisfair, WIPC, Contact One and PivotPoint. These acquisitions closed on February 1, February 1, March 1, June 3, June 7 and August 10, respectively. Results from PivotPoint and Contact One have been included in the Communication Services segment since their respective acquisition dates. All of the other acquisitions made in 2011 have been included in the Unified Communications segment since their respective acquisition dates.

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

Our Unified Communications revenue is also experiencing organic growth at a faster pace internationally than in North America. During 2011, revenue in the APAC and EMEA regions grew to $441.0 million, an increase of 15.0% over 2010.

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

Our current and anticipated uses of our cash and cash equivalents are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and the repayment of principal on debt.

Year Ended December 31, 2012 compared to 2011

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2012	2011	Change	% Change
Cash flows from operating activities	$318,916	$348,187	$(29,271)	-8.4%
Cash flows used in investing activities	$(201,622)	$(329,441)	$127,819	-38.8%
Cash flows used in financing activities	$(33,130)	$(23,180)	$(9,950)	42.9%

Net cash flows from operating activities in 2012 decreased $29.3 million, or 8.4%, to $318.9 million compared to net cash flows from operating activities of $348.2 million in 2011. The decrease in net cash flows from operating activities is primarily due to an $18.4 million increase in cash interest payments and $53.5 million increase in cash tax payments, including foreign income tax payments due to higher utilization of net operating loss carry forwards in prior years compared to 2012 and higher domestic cash taxes associated with repatriation of foreign earnings.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 60 days at December 31, 2012. Throughout 2012, DSO ranged from 60 to 65 days. At December 31, 2011, DSO was 61 days and ranged from 58 to 62 days during 2011.

Net cash flows used in investing activities in 2012 decreased $127.8 million, or 38.8%, to $201.6 million compared to net cash flows used in investing activities of $329.4 million in 2011. In 2012, business acquisition investing was $134.4 million less than in 2011. During the year ended December 31, 2012, cash used for capital expenditures was $125.5 million compared to $117.9 million during 2011.

Net cash flows used in financing activities in 2012 increased $9.9 million or 42.9%, to $33.1 million compared to net cash flows used in financing activities of $23.2 million for 2011. During 2012, we entered into the Amended Credit Agreement, which provided for $970.0 million of New Term Loans, due June 30, 2018. We repaid the $448.4 million term loans due October 24, 2013 with a portion of the net proceeds from the New Term Loans. In connection with the New Term Loans we paid $27.5 million in related debt issuance costs that will be amortized into interest expense over the life of the New Term Loans. Also, on August 15, 2012, we announced that our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, we made equivalent cash payments and/or adjustments to holders of outstanding stock options to reflect the payment of such dividend and, in connection with such payment, accelerated the vesting of certain stock options that were scheduled to vest in 2013. We used a portion of the net proceeds from the New Term Loans and cash on hand to fund approximately $492.0 million cash dividends to stockholders (including holders of restricted stock, either currently or upon a future vesting date) and approximately $18.3 million dividend equivalent cash payments with respect to stock options (either currently or upon a future vesting date).

As of December 31, 2012, the amount of cash and cash equivalents held by our foreign subsidiaries was $58.6 million. We have also accrued U.S. taxes on $167.8 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

On February 7, 2013, we received lender consent to amend the credit agreement governing our senior secured credit facilities. The amendment to the credit agreement is expected to modify our senior secured credit facilities as follows: (i) reduce the applicable margins of each of the existing term loan tranches by 1.25% and lower the LIBOR and base rate floors of each of the existing term loan tranches by 0.25%; (ii) extend the maturity of all or a portion of the term loans due July 2016 to June 2018; and (iii) add a further step down to the applicable margins of each of the existing term loan tranches by 0.50% conditioned upon completion by the Company of an initial public offering and the Company attaining and maintaining a total leverage ratio less than or equal to 4.75:1.00. We expect to incur refinancing expenses of approximately $24 million for the soft call premium and $5 million for fees and expenses in connection with the amendment.

Following effectiveness of the amendment, the interest rate margins for the term loans due 2016 will range from 2.50% to 3.00% for LIBOR rate loans, and from 1.50% to 2.00% for base rate loans, the interest rate margins for the term loans due 2018 will range from 2.75% to 3.25% for LIBOR rate loans, and 1.75% to 2.25% for base rate loans and the interest rate floor will be 1.00% for the LIBOR component of the LIBOR rate loans and 2.00% for the base rate component of the base rate loans. The amendment also provides for a soft call option applicable to all of the new term loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six month anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions. The effectiveness of the amendment is subject to customary conditions.

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

DSO was 61 days at December 31, 2011. Throughout 2011, DSO ranged from 58 to 62 days. At December 31, 2010, DSO was 56 days and ranged from 56 to 62 days during 2010.

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

Senior Secured Term Loan Facility.

On August 15, 2012, we, certain of our domestic subsidiaries, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities by entering into Amendment No. 1 to Amended and Restated Credit Agreement (“Amendment No. 1”), amending the Company’s amended and restated credit agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (as so amended, the “Amended Credit Agreement”). Amendment No.1 provided for new incremental term loans in an aggregate principal amount of $970.0 million (the “New Term Loans”). The New Term Loans will mature on June 30, 2018.

The net proceeds of the New Term Loans were used to repay approximately $448.4 million in term loans under the senior secured credit facilities with a maturity date of October 24, 2013, to fund a special cash dividend to West’s stockholders and make other dividend equivalent payments and to pay fees and expenses related to the execution of Amendment No. 1 and related transactions.

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

The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at December 31, 2012), and from 3.00% to 3.625% for base rate loans (Base Rate plus 3.25% at December 31, 2012). The interest rate margins for the New Term Loans are 4.50%, for LIBOR rate loans, and 3.50%, for base rate loans. The Amended Credit Agreement also provides for interest rate floors applicable to the New Term Loans and the remaining term loans under our senior secured credit facilities. The interest rate floors are 1.25%, for the LIBOR component of the LIBOR rate loans, and 2.25%, for the base rate component of the base rate loans. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2012 and 2011 were 5.76% and 6.22%, respectively.

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

Senior Secured Revolving Credit Facility.

Prior to October 24, 2012, our senior secured revolving credit facilities provided senior secured financing of up to $250 million with $92 million maturing on October 24, 2012 (original maturity), and $158 million maturing on January 15, 2016 (extended maturity). We had previously received commitments for $43 million of additional extended maturity senior secured revolving credit facility commitments. Pursuant to Amendment No. 2 to the Amended Credit Agreement, dated as of October 24, 2012, the additional commitments replaced a portion of the original maturity senior secured revolving credit facility. At December 31, 2012, our senior secured revolving credit facility provides senior secured financing up to approximately $201 million.

The original maturity senior secured revolving credit facility pricing was based on our total leverage ratio and the grid ranged from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 1.75% at maturity, October 24, 2012), and from 0.75% to 1.50% for base rate loans (Base Rate plus 0.75% at October 24, 2012). We were required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility was subject to adjustment based upon our total leverage ratio. During 2012, the original maturity senior secured revolving credit facility was undrawn.

The extended maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at December 31, 2012), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 2.0% at December 31, 2012). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The average daily outstanding balance of the original and extended maturity senior secured revolving credit facility during 2012 and 2011 was $1.3 million and $4.8 million, respectively. The highest balance outstanding on the original and extended maturity senior secured revolving credit facility during 2012 and 2011 was $19.9 million and $50.5 million, respectively.

Subsequent to December 31, 2012, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $347.3 million, including the aggregate amount of $116.3 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

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

At any time (which may be more than once) before October 1, 2013, we can choose to redeem up to 35% of the outstanding 2018 Senior Notes with money that we raise in one or more equity offerings, as long as: we pay 108.625% of the face amount of such notes, plus accrued and unpaid interest; we redeem the notes within 90 days after completing the equity offering; and at least 65% of the aggregate principal amount of the applicable series of notes issued remains outstanding afterwards.

2019 Senior Notes

On November 24, 2010, we issued $650 million aggregate principal amount of 7 7/8% senior notes that mature January 15, 2019 (the “2019 Senior Notes”).

At any time prior to November 15, 2014, we may redeem all or a part of the 2019 Senior Notes at a redemption price equal to 100% of the principal amount of 2019 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2019 Senior Notes) as of, and accrued and unpaid interest, to the date of redemption, subject to the rights of holders of 2019 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

At any time (which may be more than once) before November 15, 2013, we can choose to redeem up to 35% of the outstanding 2019 Senior Notes with money that we raise in one or more equity offerings, as long as: we pay 107.875% of the face amount of the notes, plus accrued and unpaid interest; we redeem the notes within 90 days after completing the equity offering; and at least 65% of the aggregate principal amount of the applicable series of notes issued remains outstanding afterwards.

We and our subsidiaries, affiliates or significant shareholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association, was amended and extended. The amended and extended facility provides for $150.0 million in available financing and was extended to September 12, 2014, reduced the unused commitment fee to 0.50% and lowered the LIBOR spread grid on borrowings, based on our total leverage ratio to 1.50% to 2.0% (LIBOR plus 1.75% at December 31, 2012). Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At December 31, 2012 and 2011, this facility was undrawn. The highest balance outstanding during 2012 and 2011 was $39.0 million and $84.5 million, respectively.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—The Amended Credit Agreement modified the financial covenants and certain covenant baskets. In particular, the Company is required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Adjusted EBITDA may not exceed 6.75 to 1.0 at December 31, 2012, and the interest coverage ratio of Adjusted EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 6.00 to 1.0 in 2015). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2012. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes, and changes in our lines of business.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the senior secured credit facilities, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of our subordinated debt and a change of control of West. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take certain actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

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

Amended and Extended Asset Securitization—The amended and extended asset securitization facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our senior secured credit facility.

Adjusted EBITDA—The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity, we use “Adjusted EBITDA”, which we define as earnings before interest expense, share-based compensation, taxes, depreciation and amortization, noncontrolling interest, certain litigation settlement costs, impairments and other non-cash reserves, transaction costs and post-acquisition synergies and excluding unrestricted subsidiaries. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP. Although we use Adjusted EBITDA as a measure of our liquidity, the use of EBITDA and Adjusted EBITDA is limited because they do not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business and includes adjustments for synergies that have not been realized. In addition, as disclosed below, certain adjustments included in our calculation of EBITDA and Adjusted EBITDA are based on management’s estimates and do not reflect actual results. For example, post-acquisition synergies included in Adjusted EBITDA are determined in accordance with our senior credit facilities and indentures governing our outstanding notes, which provide for an adjustment to EBITDA, subject to certain specified limitations, for reasonably identifiable and factually supportable cost savings projected by us in good faith to be realized as a result of actions taken following an acquisition. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA is presented here as we understand investors use it as one measure of our historical ability to service debt and compliance with covenants in our senior credit facilities. Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to cash flow from operating activities.

	For the year ended December 31,
(amounts in thousands)	2012	2011	2010	2009	2008
Cash flows from operating activities	$318,916	$348,187	$312,829	$272,857	$287,381
Income tax expense	82,068	77,034	60,476	56,862	11,731
Deferred income tax (expense) benefit	(1,318)	(23,716)	(20,837)	(28,274)	26,446
Interest expense	271,951	269,863	305,528	254,103	313,019
Allowance for impairment of purchased accounts receivable	—	—	—	(25,464)	(76,405)
Impairments	(3,715)	—	(37,675)	—	—
Provision for share based compensation	(25,849)	(23,341)	(4,233)	(3,840)	(1,404)
Amortization of debt issuance costs	(17,321)	(13,449)	(35,263)	(16,416)	(15,802)
Other	1,598	2,288	(652)	(375)	(107)
Excess tax benefit from stock options exercised	8,656	1,417	897	1,709	—
Changes in operating assets and liabilities, net of business acquisitions	28,162	10,535	15,569	79,124	(19,173)

EBITDA	663,148	648,818	576,639	590,286	525,686

Provision for share based compensation (a)	25,849	23,341	4,233	3,840	1,404
Acquisition synergies and transaction costs (b)	15,476	14,314	5,035	18,003	20,985
Non-cash portfolio impairments (c)	—	—	—	25,464	76,405
Site closures and other impairments (d)	4,358	2,233	44,040	6,976	2,644
Non-cash foreign currency loss (gain) (e)	1,581	(6,454)	1,199	(229)	6,427
Litigation settlement costs (f)	2,663	(895)	3,504	3,601	—

Adjusted EBITDA (g)	$713,075	$681,357	$654,650	$647,941	$633,551

Adjusted EBITDA Margin (h)	27.0%	27.3%	27.4%	27.3%	28.2%
Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (i)	$3,838,545	$3,422,583	$3,436,761	$3,577,291	$3,706,982
Ratio of total debt to Adjusted EBITDA (j)	5.3x	5.0x	5.3x	5.5x	5.4x
Cash interest expense (k)	$252,783	$258,064	$237,965	$243,401	$280,702
Ratio of Adjusted EBITDA to cash interest expense (l)	2.9x	2.7x	2.8x	2.7x	2.4x

(a)	Represents total share-based compensation expense determined at fair value, excluding share based compensation expense related to deferred compensation-notional shares of $1.0 million in 2008 as amounts were determined to be not significant.
(b)	Represents, for each period presented, unrealized synergies for acquisitions, consisting primarily of headcount reductions and telephony-related savings, direct acquisition expenses and transaction costs incurred with the recapitalization. Amounts shown are permitted to be added to “EBITDA” for purposes of calculating our compliance with certain covenants under our credit facility and the indentures governing our outstanding notes.
(c)	Represents non-cash portfolio receivable allowances.
(d)	Represents site closures and other asset impairments.
(e)	Represents the unrealized loss (gain) on foreign denominated debt and the loss on transactions with affiliates denominated in foreign currencies.
(f)	Litigation settlements, net of estimated insurance proceeds, and related legal costs.
(g)	Adjusted EBITDA does not include pro forma adjustments for acquired entities of $5.5 million in 2012, $3.9 in 2011, $(0.1) million in 2010, $2.0 million in 2009 and $49.1 million in 2008 as permitted in our debt covenants.
(h)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
(i)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations, performance bonds and letters of credit and is reduced by cash and cash equivalents.
(j)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations, performance bonds and letters of credit and is reduced by cash and cash equivalents. For purposes of calculating our Ratio of Total Debt to Adjusted EBITDA, Adjusted EBITDA includes pro forma adjustments for acquired entities of $5.5 million in 2012, $3.9 million in 2011, $(0.1) million in 2010, $2.0 million in 2009 and $49.1 million in 2008 as is permitted in our debt covenants.
(k)	Cash interest expense, as defined in our credit facility covenants, represents interest expense less amortization of capitalized financing costs and non-cash loss on hedge agreements expensed as interest under the senior secured term loan facility, senior secured revolving credit facility, senior notes and senior subordinated notes.
(l)	The ratio of Adjusted EBITDA to cash interest expense is calculated using twelve-month cash interest expense. Adjusted EBITDA includes proforma adjustments for acquired entities of $5.5 million in 2012, $3.9 million in 2011, $(0.1) million in 2010, $2.0 million in 2009 and $49.1 million in 2008 as is permitted in the debt covenants.

Contractual Obligations

As described in “Financial Statements and Supplementary Data,” we have contractual obligations that may affect our financial condition. However, based on management’s assessment of the underlying provisions and circumstances of our material contractual obligations, we believe there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on our financial condition or results of operations.

The following table summarizes our contractual obligations at December 31, 2012 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2016	$1,452,506	$15,425	$30,850	$1,406,231	$—
11% Senior Subordinated Notes, due 2016	450,000	—	—	450,000	—
Senior Secured Term Loan Facility, due 2018	965,150	9,700	19,400	19,400	916,650
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	781,513	143,813	287,626	238,126	111,948
Estimated interest payments on variable rate debt (1)	587,801	139,904	270,884	150,513	26,500
Operating leases	130,245	36,331	48,953	21,582	23,379
Contractual minimums under telephony agreements (2)	93,000	66,200	26,800	—	—
Purchase obligations (3)	43,398	30,126	12,808	464	—
Interest rate swaps	2,346	2,346	—	—	—

Total contractual cash obligations	$5,655,959	$443,845	$697,321	$2,286,316	$2,228,477

(1)	Interest rate assumptions based on January 7, 2013 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At December 31, 2012, we had accrued $20.0 million, including interest and penalties for uncertain tax positions.

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

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $128.4 million for the year ended December 31, 2012, and were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $120.1 million for the year ended December 31, 2011. Capital expenditures for the year ended December 31, 2012 consisted primarily of computer and telephone equipment and software purchases. We currently estimate our capital expenditures for 2013 to be approximately $130.0 million to $140.0 million primarily for capacity expansion and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $347.3 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off—Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of certain of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through August 2013 and are renewed as required. The outstanding commitment on these obligations at December 31, 2012 was $18.6 million.

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

Revenue Recognition. In our Unified Communications segment, conferencing and event services are generally billed and revenue recognized on a per participant minute basis. Web services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period, IP-based services are generally billed and revenue recognized on a per seat basis and alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

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

Goodwill and Intangible Assets. Goodwill and intangible assets, net of accumulated amortization, at December 31, 2012 were $1,816.9 million and $285.7 million, respectively. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2012, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the discounted cash flow methodology. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. We were not required to perform a second step analysis for the year ended December 31, 2012 as the fair value substantially exceeded the carrying-value for each of our reporting units in step one. If events and circumstances change resulting in significant changes in operations which result in lower actual operating income compared to projected operating income, we will test our reporting unit for impairment prior to our annual impairment test.

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

Income Taxes. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in long-term tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. We must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits. Our repatriation policy is to look at our foreign earnings on a jurisdictional basis. We have historically determined that the undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability on such foreign source income. In 2012, we reorganized certain foreign subsidiaries to simplify our business structure, and evaluated our liquidity requirements in the United States and the capital requirements of our foreign subsidiaries. We have determined at December 31, 2012 that a portion of our foreign earnings are indefinitely reinvested, and therefore deferred income taxes have not been provided on such foreign subsidiary earnings.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350), permitting entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 became effective for the Company January 1, 2012 and the adoption had no effect on our financial position, results of operations or cash flows.

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

Interest Rate Risk

As of December 31, 2012, we had $2,417.7 million outstanding under our senior secured term loan facility, $450.0 million outstanding under our 2016 Senior Subordinated Notes, $500.0 million outstanding under our 2018 Senior Notes and $650.0 million outstanding under our 2019 Senior Notes.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at December 31, 2012, would have no impact on our variable interest rate. At December 31, 2012, the 30 and 90 day LIBOR rates are approximately 0.193% and 0.306%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, rate increases on our variable debt in the immediate and near term is unlikely.

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during 2012, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

During 2012 and 2011, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the years ended December 31, 2012, 2011 and 2010, revenue from non-U.S. countries was approximately 19%, 19% and 16%, respectively, of consolidated revenue. During these periods, no individual foreign country accounted for greater than 10% of revenue. At December 31, 2012 and 2011, long-lived assets from non-U.S. countries were approximately 9% of consolidated long-lived assets each year. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

During 2009, we entered into three eighteen month forward starting interest rate swaps for a total notional value of $500.0 million. These forward starting interest rate swaps commenced during the third quarter of 2010. The fixed interest rate on these interest rate swaps ranged from 2.56% to 2.60%, and expired in January 2012. In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expire in June 2013. At December 31, 2012, the notional amount of debt outstanding under these interest rate swap agreements was $500.0 million of the outstanding $2,417.7 million senior secured term loan facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is incorporated herein from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-51.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2012, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as Amended (15 U.S.C. § 78a et seq) (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. No corrective actions were required or taken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by an independent registered public accounting firm, as stated in their report which is set forth below and on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated February 8, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 8, 2013

ITEM 9B.	OTHER INFORMATION

Employment Agreements

On February 6, 2013, we amended the employment agreements with each of Thomas B. Barker, Nancee R. Berger, Paul M. Mendlik, Steven M. Stangl and Todd B. Strubbe, to replace the Exhibit A to each such agreement related to 2011 compensation with a new Exhibit A related to 2013 compensation. Each of Mr. Barker, Ms. Berger, Mr. Mendlik, Mr. Stangl and Mr. Strubbe is referred to herein as an “Executive.”

The Exhibit A to each of the applicable employment agreements establishes for each Executive base compensation and bonus compensation for 2013. Each Executive’s current base compensation and the method by which each Executive’s bonus compensation for 2013 is calculated are as follows:

Thomas Barker. Mr. Barker’s base compensation is $1,000,000. He is also eligible to receive a performance bonus based on consolidated EBITDA for West in 2013. Mr. Barker’s 2013 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $1,476 for each million dollars of consolidated EBITDA up to $677.4 million of consolidated EBITDA. The maximum bonus under Tranche 1 is $1,000,000. Tranche 2 will be earned at a rate of $31,153 for each million of consolidated EBITDA in excess of $677.4 million of consolidated EBITDA up to $709.5 million of consolidated EBITDA. The maximum bonus under Tranche 2 is $1,000,000. Tranche 3 will be earned at a rate of $72,993 for each million of consolidated EBITDA in excess of $709.5 million dollars of consolidated EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Consolidated EBITDA	Bonus /Million of Consolidated EBITDA
Tranche 1	$0 - $677.4 million	$1,476
Tranche 2	$677.4 - $709.5 million	$31,153
Tranche 3	Greater than $709.5 million	$72,993

At the discretion of the Company’s Compensation Committee, Mr. Barker may receive an additional bonus based on the Company’s and his individual performance.

Nancee Berger. Ms. Berger’s base compensation is $660,000. She is also eligible to receive a performance bonus based on consolidated EBITDA for West in 2013. Ms. Berger’s 2013 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $1,033 for each million dollars of consolidated EBITDA up to $677.4 million of consolidated EBITDA. The maximum bonus under Tranche 1 is $700,000. Tranche 2 will be earned at a rate of $21,807 for each million of consolidated EBITDA in excess of $677.4 million of consolidated EBITDA up to $709.5 million of consolidated EBITDA. The maximum bonus under Tranche 2 is $700,000. Tranche 3 will be earned at a rate of $51,095 for each million of consolidated EBITDA in excess of $709.5 million dollars of consolidated EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Consolidated EBITDA	Bonus /Million of Consolidated EBITDA
Tranche 1	$0 - $677.4 million	$1,033
Tranche 2	$677.4 - $709.5 million	$21,807
Tranche 3	Greater than $709.5 million	$51,095

At the discretion of the Company’s Compensation Committee, Ms. Berger may receive an additional bonus based on the Company’s and her individual performance.

Paul Mendlik. Mr. Mendlik’s base compensation is $480,000. He is also eligible to receive a performance bonus based on consolidated EBITDA for West in 2013. Mr. Mendlik’s 2013 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $332 for each million dollars of consolidated EBITDA up to

$677.4 million of consolidated EBITDA. The maximum bonus under Tranche 1 is $225,000. Tranche 2 will be earned at a rate of $7,009 for each million of consolidated EBITDA in excess of $677.4 million of consolidated EBITDA up to $709.5 million of consolidated EBITDA. The maximum bonus under Tranche 2 is $225,000. Tranche 3 will be earned at a rate of $16,423 for each million of consolidated EBITDA in excess of $709.5 million dollars of consolidated EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Consolidated EBITDA	Bonus /Million of Consolidated EBITDA
Tranche 1	$0 - $677.4 million	$332
Tranche 2	$677.4 - $709.5 million	$7,009
Tranche 3	Greater than $709.5 million	$16,423

At the discretion of the Company’s Compensation Committee, Mr. Mendlik may receive an additional bonus based on the Company’s and his individual performance

Steven Stangl. Mr. Stangl’s base compensation is $500,000. He is also eligible to receive a bonus based on achieving the Communication Services segment Net Operating Income before Corporate Allocations and Before Amortization (“NOI PC&A”), as outlined below. There is no maximum amount that may be earned under Tranche 3.

	Communication Services NOI PC&A	Bonus /Million of Communication Services NOI PC&A
Tranche 1	$0 - $159.2 million	$1,570
Tranche 2	$159.2 - $170.6 million	$21,930
Tranche 3	Greater than $170.6 million	$20,000

In addition, if West Corporation achieves its 2013 publicly stated EBITDA guidance, Mr. Stangl will be eligible to receive an additional one-time bonus of $100,000. This bonus is not to be combined or netted together with any other bonus. At the discretion of the Compensation Committee, Mr. Stangl may receive an additional bonus based on the Company’s and his individual performance.

Todd Strubbe. Mr. Strubbe’s base compensation is $500,000. He is also eligible to receive a performance bonus based on the Unified Communications segment NOI PC&A, at the rates outlined below. There is no maximum amount that may be earned under Tranche 3.

	Unified Communications’ NOI PC&A	Bonus /Million of Unified Communication’s NOI PC&A
Tranche 1	$0 - $437.1 million	$572
Tranche 2	$437.1 - $454.6 million	$14,286
Tranche 3	Greater than $454.6 million	$15,000

In addition, if West Corporation achieves its 2013 publicly stated EBITDA guidance, Mr. Strubbe will be eligible to receive an additional one-time bonus of $100,000. This bonus is not to be combined or netted together with any other bonus. At the discretion of the Compensation Committee, Mr. Strubbe may receive an additional bonus based on the Company’s and his individual performance.

In the event that at the end of the year, or upon the Executive’s termination if earlier, the aggregate amount of the bonus which has been advanced to an Executive exceeds the amount of bonus that otherwise would have been payable for 2013 (in the absence of advances) based on the performance during 2013 (or, in the case of termination, based on the performance during 2013 and the projection for performance for the balance of 2013 as of the termination date), then the amount of such excess may, in the discretion of the compensation committee, either (i) result in a “loss carry forward” which shall be applied to the quarterly or year-to-date calculation of bonus payable in subsequent periods, or (ii) be required to be paid back to West, upon request.

Unless otherwise indicated above, all compensation objectives are based upon West’s or the Unified Communications or Communication Services segments’ operations and do not include results derived from mergers, acquisitions, joint ventures, stock buy backs or other non-operating income unless approved by the Compensation Committee.

Credit Agreement Amendment

On February 7, 2013, we received lender consent to amend the credit agreement governing our senior secured credit facilities. The amendment to the credit agreement is expected to modify our senior secured credit facilities as follows: (i) reduce the applicable margins of each of the existing term loan tranches by 1.25% and lower the LIBOR and base rate floors of each of the existing term loan tranches by 0.25%; (ii) extend the maturity of all or a portion of the term loans due July 2016 to June 2018; and (iii) add a further step down to the applicable margins of each of the existing term loan tranches by 0.50% conditioned upon completion by the Company of an initial public offering and the Company attaining and maintaining a total leverage ratio less than or equal to 4.75:1.00. We expect to incur refinancing expenses of approximately $24 million for the soft call premium and $5 million for fees and expenses in connection with the amendment.

Following effectiveness of the amendment, the interest rate margins for the term loans due 2016 will range from 2.50% to 3.00% for LIBOR rate loans, and from 1.50% to 2.00% for base rate loans, the interest rate margins for the term loans due 2018 will range from 2.75% to 3.25% for LIBOR rate loans, and 1.75% to 2.25% for base rate loans and the interest rate floor will be 1.00% for the LIBOR component of the LIBOR rate loans and 2.00% for the base rate component of the base rate loans. The amendment also provides for a soft call option applicable to all of the new term loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six month anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions. The effectiveness of the amendment is subject to customary conditions.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors is composed of four outside directors and our Chief Executive Officer. Each director is elected to a term of three years. The following table sets forth information regarding the directors as of December 31, 2012:

Name	Age	Position
Thomas B. Barker	58	Chairman of the Board, Chief Executive Officer and Director
Anthony J. DiNovi	50	Director
Steven G. Felsher	63	Director
Laura A. Grattan	31	Director
Soren L. Oberg	42	Director

The following biographies describe the business experience of each director:

Thomas B. Barker is the Chairman of the Board and Chief Executive Officer of West Corporation. Mr. Barker joined West Corporation in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West Corporation in March 1995. He was promoted to President and Chief Executive Officer of the Company in September of 1998 and served as our President until January 2004. Mr. Barker has been a director of the Company since 1997 and Chairman of the Board since March 2008. Mr. Barker is the only director who is also a manager of the Company. Mr. Barker provides insight from his 21 year tenure at West, including 14 years as Chief Executive Officer. His many years of experience running the Company provide an in-depth understanding of the Company’s history and complexity and add a valuable perspective for Board decision making.

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

Steven G. Felsher is a Senior Advisor at Quadrangle Group LLC. Prior to joining Quadrangle Group LLC in January of 2011, Mr. Felsher was until 2007 the Vice Chairman and Chief Financial Officer-Worldwide of Grey Global Group Inc., a publicly-traded, global marketing services company, and was responsible for its integration into WPP Group plc following WPP Group’s acquisition of Grey in March 2005. Mr. Felsher joined Grey in 1979 as a Vice President, became Senior Vice President in 1986, and Chief Financial Officer in 1989. He headed Grey’s Legal Affairs department from 1979 to 1989. Mr. Felsher is a director of LUMOS Networks, as well as a number of private corporations. Within the last five years, Mr. Felsher formerly served on the board of directors of Kit Digital, Inc. and NTELOS Holdings Corp. Mr. Felsher brings to the Board his experience as a senior executive with particular skills in finance, administration, governance, and other aspects of public and private company management. Mr. Felsher joined the Board in 2011.

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

Laura A. Grattan is a Principal at THL. Ms. Grattan worked at THL from 2005 to 2007 as an Associate and then returned in 2009 as a Vice President and in 2013 became a Principal. In addition to West Corporation, Ms. Grattan is a director of inVentiv Group Holdings, Inc. Ms. Grattan joined the Board in October, 2012. Ms. Grattan was selected as a director because of her experience addressing financial, strategic and operating issues as an executive of a financial services firm and as a director of several companies in various industries.

The members of the board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Executive Officers of the Registrant

Our executive officers at December 31, 2012 were as follows:

Name	Age	Position
Thomas B. Barker	58	Chairman of the Board and Chief Executive Officer
Nancee R. Berger	52	President and Chief Operating Officer
Rod J. Kempkes	47	Chief Administrative Officer
Paul M. Mendlik	59	Chief Financial Officer and Treasurer
David C. Mussman	52	Executive Vice President, Secretary and General Counsel
Steven M. Stangl	54	President—Communication Services
Todd B. Strubbe	49	President—Unified Communications
David J. Treinen	55	Executive Vice President—Corporate Development and Planning

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

Rod J. Kempkes joined West in 1989 as part of the finance group. Throughout his tenure at West, Mr. Kempkes has held various executive roles, most recently as President of West Direct Inc. from March 2009 until May 2012. Effective July 2012, Mr. Kempkes was promoted to the position of Chief Administrative Officer.

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

CORPORATE GOVERNANCE

Code of Ethics

We have adopted a code of ethical conduct for directors and all employees of West. Our Code of Ethical Business Conduct is located in the “Financial Information” section of our website at www.west.com. To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Ethical Business Conduct within four business days of amendments or waiver, as the case may be.

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

The members of the audit committee are Ms. Laura A. Grattan, Mr. Soren L. Oberg and Mr. Steven G. Felsher. Because the board of directors has been unable to conclude definitively at this time that any member of its audit committee is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, the board of directors has determined that it currently does not have an audit committee financial expert serving on its audit committee. Nonetheless, the board is satisfied that all members of the Company’s audit committee have sufficient expertise and business and financial experience necessary to perform their duties as members of the audit committee effectively.

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

With respect to compensation matters for each executive officer other than Mr. Barker, Mr. Barker solicits information and recommendations on each executive’s duties, responsibilities, business goals, objectives and upcoming challenges of the businesses from Mr. Mendlik, the Chief Financial Officer (“CFO”), and Ms. Berger, the President and Chief Operating Officer (“COO”). Mr. Barker provides Mr. DiNovi his recommendation of compensation for each executive officer. After reviewing and discussing Mr. Barker’s recommendations for each executive officer, Mr. DiNovi and Mr. Barker establish the compensation of the management team generally. Mr. Barker does not make any recommendation with respect to his compensation levels and Mr. DiNovi establishes Mr. Barker’s compensation independently.

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

The compensation committee, which in 2012 consisted of Mr. Barker and Mr. DiNovi, determines the annual base salary and bonuses of executives based upon recommendations from Mr. Barker. During several meetings of the compensation committee, Mr. Barker, the CEO, presented his evaluation of each executive and recommended the 2012 annual base salary and bonuses for each executive, excluding himself. In making his recommendations, Mr. Barker solicited information and recommendations on each executive’s duties, responsibilities, business goals, objectives and upcoming challenges of the business from Mr. Mendlik, the CFO, and Ms. Berger, the President and COO. As part of the discussions during the compensation committee meetings, the compensation committee considered, among other factors, our ability to replace the executive in the event of the executive’s departure, the executive’s responsibilities, the size of the organization (including number of employees, revenue and profitability) under the executive’s control, the amount received by others in relatively similar positions within the Company, the executive’s title and the period of time since the executive’s targeted annual compensation was last changed. The compensation committee approved final annual base salary and bonus recommendations at the compensation committee’s February 13, 2012 meeting. These recommendations were consistent with Mr. Barker’s recommendations, with changes based on the discussions between Mr. DiNovi and Mr. Barker. Mr. Barker is not involved in the setting of his compensation levels, but rather Mr. DiNovi considers and determines Mr. Barker’s compensation independently.

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

After Mr. Barker reviews the goals and objectives for the executives for the upcoming year, the expected duties, expected contribution of the relevant business unit to our profitability, the recommendations of the CFO and COO and the time since the last change in targeted annual compensation, he recommends a targeted compensation amount to Mr. DiNovi. These recommendations are discussed with Mr. DiNovi and are approved by the compensation committee. Mr. DiNovi considers Mr. Barker’s compensation independently. Mr. DiNovi did not undertake a formal benchmarking process to evaluate Mr. Barker’s 2012 compensation. The percentage of compensation derived from base salary generally declines as the executive’s position or responsibilities within our Company grow.

Our goal is to reward the achievement of objective financial goals and assumption of additional responsibilities. The compensation committee makes a qualitative analysis of these items as well as the potential impact the success or failure of the executive with respect to these items will have on us. We also recognize that many of our executives have opportunities for alternative employment and aim to establish salary and bonus packages that are competitive with such alternatives. In determining the differences among the executives’ compensation in 2012, the committee relied on Mr. Barker’s qualitative analysis of the factors described above. Of particular significance were Mr. Barker’s assessments of (i) the relative contribution by each officer to the achievement of key financial objectives, including revenue growth, expense management and profitability, (ii) the challenges faced by each officer as a result of market conditions, including both the competitive market dynamics for the Company’s service offerings as well as the macroeconomic environment, and (iii) the role each officer played in the identification, evaluation, execution and integration of acquisition opportunities and the success of each officer in achieving financial results for such acquisitions.

In evaluating these considerations, the compensation committee determined that it would be appropriate to increase the base salary for Mr. Barker from $900,000 to $1,000,000 effective July 1, 2012, for Ms. Berger from $600,000 to $660,000 effective July 1 2012, and for Mr. Mendlik from $450,000 to $480,000 effective January 1, 2012, as their respective base salaries had remained unchanged since 2008.

2012 Annual Cash Bonuses

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

The compensation committee approves our objective financial goals and then approves compensation packages with performance-based financial measurements that the compensation committee believes will adequately motivate the executives to meet those goals. For 2012, the objective financial measurements approved by the compensation committee for the named executive officers were EBITDA and net operating income. For purposes of bonus calculations in 2012, EBITDA was defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted as described in the reconciliation below for share-based compensation expenses incurred with respect to dividend equivalent payments under the Company’s deferred compensation plan, share-based compensation expense recorded for adjustments to stock options in connection with the Company’s August 2012 dividend, expenses associated with a litigation settlement, certain corporate transaction and Proposed Offering expenses, the benefit recorded with respect to an acquisition earn-out reversal and dividend related expenses. For Mr. Barker, Ms. Berger and Mr. Mendlik, who are in positions with general management responsibility for the Company as a whole, the compensation committee viewed EBITDA, as adjusted, as the best performance metric to be used to determine annual performance bonuses. The 2012 annual bonus plan design for these three named executive officers was intended to provide for increased cash compensation to align with the Company’s EBITDA growth. The 2012 bonus for Mr. Barker, Ms. Berger and Mr. Mendlik was earned in three tranches. Tranche 1 of the annual bonus was earned for performance which maintained prior year performance, while Tranche 2 rewarded performance at levels above the prior year’s performance but within the Company’s projected growth rate and Tranche 3 rewarded performance in excess of the Company’s projected growth rate. As further described below, for Mr. Stangl and Mr. Strubbe, who lead the Company’s Communication Services and Unified Communication segments, respectively, their performance bonuses were determined by a combination of the net operating income of their respective segments and, to reflect the contribution of their respective segments to the overall performance of the Company, a smaller component related to achievement of the Company’s adjusted EBITDA guidance.

Annual Bonuses for Barker, Berger and Mendlik

As noted above, Mr. Barker, Ms. Berger and Mr. Mendlik each earned a 2012 performance bonus based on the Company’s EBITDA performance. Tranche 1 was earned by Mr. Barker, Ms. Berger and Mr. Mendlik at the rate of $1,492, $1,044 and $336, respectively, for each million dollars of EBITDA up to the amount of the Company’s 2011 EBITDA, subject to a maximum Tranche 1 bonus level noted in the table below. Tranche 2 was earned by Mr. Barker, Ms. Berger and Mr. Mendlik at a rate of $59,524, $41,667, and $13,393, respectively, for each million dollars of EBITDA in excess of our 2011 EBITDA up to $687.1 million of EBITDA, subject to a maximum Tranche 2 bonus level noted in the table below. Tranche 3 was earned by Mr. Barker, Ms. Berger and Mr. Mendlik at a rate of $43,668, $30,568, and $9,825, respectively, for each million dollars of EBITDA in excess of $687.1 million. There was no maximum award opportunity under Tranche 3. The Company’s 2012 EBITDA performance did not exceed the Company’s projected growth rate and, accordingly, the 2012 performance bonus for each of Mr. Barker, Ms. Berger and Mr. Mendlik was significantly less than each executive’s 2011 performance bonuses.

The 2012 performance bonus calculation for Mr. Barker, Ms. Berger and Mr. Mendlik is presented in the table below:

2012 EBITDA			$663,147,569	(1)
Less acquisition accrual reversal		(7,887,391)
Plus dividend equivalent on notional Deferred Compensation shares		9,960,581
Plus share-based compensation adjustment		8,335,567
Plus litigation settlement		2,662,500
Plus unbudgeted M&A expenses		537,400
Plus IPO expenses		414,112
Plus dividend related expenses		197,174

Total approved adjustments			14,219,943

EBITDA for bonus purposes			677,367,512

Less 2011 EBITDA for bonus purposes			670,306,564

2012 EBITDA growth for bonus calculation			$7,060,948

	Barker 2012 Performance Bonus	Berger 2012 Performance Bonus	Mendlik 2012 Performance Bonus
Tranche 1 (2)	1,000,000	700,000	225,000
Tranche 2 (2)	420,687	294,482	94,655
Tranche 3	—	—	—

2012 performance bonus	$1,420,687	$994,482	$319,655

(1)	See page 48 of this report for a reconciliation of 2012 EBITDA to cash flows from operating activities.
(2)	The maximum payout for each of the Tranche 1 and Tranche 2 bonus levels was $1,000,000, $700,000 and $225,000, respectively, for Mr. Barker, Ms. Berger and Mr. Mendlik, respectively.

Stangl

In 2012, Mr. Stangl’s bonus calculation was composed of two components. Under the first component Mr. Stangl was eligible to receive a bonus equal to 0.2726% of the net operating income before corporate allocations and before amortization for the Communication Services segment (“CS NOI”) up to $183,360,000. If CS NOI exceeded $183,360,000, a bonus rate of 2.0% would be applied to the excess. Based on 2012 CS NOI, after adjusting for a litigation settlement and unbudgeted M&A expenses, the performance bonus for meeting the first component objective was $442,685. The second component consisted of a $100,000 bonus payable based on West Corporation’s achievement of a minimum 2012 adjusted EBITDA objective originally established when the Company provided its guidance in February 2012. That guidance indicated that 2012 adjusted EBITDA would range from $690 million to $720 million. 2012 adjusted EBITDA was $713.1 million, therefore, the second component of Mr. Stangl’s performance bonus resulted in a $100,000 payout. Mr. Stangl’s total 2012 performance bonus was $542,685 ($442,685 + $100,000). Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a reconciliation of West Corporation’s 2012 adjusted EBITDA to 2012 cash flows from operations.

Strubbe

In 2012, Mr. Strubbe’s bonus calculation was composed of two components. Under the first component Mr. Strubbe was eligible to receive a bonus equal to 0.1171% of the net operating income before corporate allocations and before amortization for the Unified Communications segment (“UC NOI”) up to $427,000,000. If UC NOI exceeded $427,000,000 a bonus rate of 1.0% would be applied to the excess. Based on 2012 UC NOI, after adjusting for an acquisition earn-out accrual reversal, the performance bonus was $601,446 for meeting the first component objective. The second component consisted of a $100,000 bonus payable based on West Corporation’s achievement of a minimum 2012 Adjusted EBITDA objective originally established when the Company provided its guidance in February 2012. That guidance indicated that 2012 Adjusted EBITDA would range from $690 million to $720 million. 2012 Adjusted EBITDA was $713.1 million, therefore, the second component of Mr. Strubbe’s performance bonus resulted in a $100,000 payout. Mr. Strubbe’s total 2012 performance bonus was $701,446 ($601,446 + $100,000). Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a reconciliation of West Corporation’s 2012 adjusted EBITDA to 2012 cash flows from operations.

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

Long-Term Incentive Compensation

Equity-Based Compensation

We primarily rely upon equity-based plans to provide long-term incentive compensation in the recruitment and retention of talented individuals and to motivate them to meet or exceed our long-term business objectives.

Following the Recapitalization of the Company on October 24, 2006, the Board adopted the West Corporation 2006 Executive Incentive Plan (the “2006 Plan”). At that time, the Company allocated approximately 8% of the outstanding common stock for restricted stock grants and 3% of the outstanding common stock for option grants. Officers and employees customarily received a single award in 2006, or, if later, in the year following their date of hire, and did not thereafter receive additional awards. The Company continues to believe that equity-based grants serve the long-term business objectives of the Company, its shareholders and other stakeholders by aligning management with their interests. In connection with the Reclassification and Conversion, the Board of Directors approved an amendment to the 2006 Plan to increase the maximum number of shares of common stock of the Company available for award by an additional 5% of the outstanding capital stock.

Because there is no current public market for the Company’s equity, and thus no public price, the grants, if any, under the 2006 Plan will generally be made with a grant or exercise price based on the fair market valuation of our equity determined by an independent appraisal. The Board and the compensation committee determine the size of equity grants under the 2006 Plan based upon the CEO’s determination of the overall value of the executive to the Company, including the following factors: 1) the executive’s expected impact on the Company’s financial objectives; 2) recommendations of other members of senior management; 3) the Company’s ability to replace the executive in the event of the executive’s departure; 4) the size of the organization including number of employees, revenue and income under the executive’s control; 5) the amount received by others in relatively similar positions within the Company; and 6) the executive’s title. In March 2012, the Board approved option grants representing approximately 4% of the outstanding capital stock, to allow the Company to retain officers and other employees of the Company and to further motivate such persons to act in the best long-term interests of West.

On August 15, 2012, the Board declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. The Company made equivalent cash payments to the holders, or adjustments to the exercise price of the outstanding stock options, to reflect the payment of such dividend as required under the terms of the 2006 Plan. In determining whether a $1.00 per share cash payment or $1.00 per share reduction to the exercise price was appropriate for different categories of option grants, the Board determined that a cash payment should be made with respect to all pre-2012 granted options, with the cash payment for unvested shares to be deferred until the vesting of the applicable shares. With respect to the options granted in March 2012, the Board accelerated vesting for the first tranche, which otherwise was due to vest in March 2013, so as to permit the holders to receive the dividend equivalent payment at substantially the same time as the dividend was payable to stockholders, and no modification was made to the exercise price for such vested options. With respect to the remaining unvested tranches of the 2012 granted options, the Board determined that no cash payment would be made, but the exercise price was reduced by $1.00 per share.

Other Long-Term Benefit Plans

We also provide a nonqualified deferred compensation plan, which we refer to as our Deferred Compensation Plan, to certain of our senior level executives. Eligible executives are allowed to defer annually their bonus and up to 50% of salary not to exceed $500,000, in each case, attributable to services performed in the following plan year. The plan provides that the deferrals are credited with notional earnings based on notional shares of various mutual funds or notional equity interests in our Company, at the election of the executive. If the executive chooses notional equity interests in our Company as the investment alternative we match a portion of the executive’s deferrals. For 2012, the matching contribution was 50%. Matching contributions to the plan vest ratably over a five-year period beginning on January 1, 2007 or, if later, the date the executive first participates in the plan. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the plan year of deferral or, if earlier, the date the participant separates from service with us. Deferrals credited with earnings based on notional equity interests are paid through the issuance of our shares. Recipients of the shares have no equity or contractual put right with respect to the shares until distributed to them in accordance with the plan. We believe this plan further aligns the interests of executive management and the long term goals of equity holders by providing an ongoing plan that allows executives to increase their equity interest in us.

We also provide a 401(k) plan and a second deferred compensation plan, which we refer to as our Executive Retirement Savings Plan. We match contributions up to 14% of income or the statutory limit, whichever is less. We believe that such plans provide a mechanism for the long-term financial planning of our employees. We have chosen not to include our equity in either plan or to base our matching contributions on individual performance.

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

In reliance on the review and discussions referred to above, the compensation committee recommended to the board that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which will be filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Thomas B. Barker

Anthony J. DiNovi

Summary Compensation

The following table shows compensation information for 2012, 2011 and 2010 for the named executive officers, as applicable.

2012 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus (1) ($) (d)	Stock Awards (2) ($) (e)	Option Awards (3) ($) (f)	Non-Equity Incentive Plan Compensation (4) ($) (g)	All Other Compensation (5) ($) (h)	Total ($) (i)
Thomas B. Barker	2012	950,000	—	—	9,432,450	1,420,687	8,067,293	19,870,430
Chief Executive Officer	2011	900,000	2,100,000	2,688,570	—	2,014,461	841,210	8,544,241
and Director	2010	900,000	—	—	—	915,310	781,313	2,596,623

Nancee R. Berger	2012	630,000	—	—	1,530,000	994,482	3,375,812	6,530,294
President and Chief	2011	600,000	1,000,000	2,095,105	—	1,410,122	265,590	5,370,817
Operating Officer	2010	600,000	—	—	—	610,207	181,355	1,391,562

Paul M. Mendlik	2012	480,000	—	—	765,000	319,655	2,206,899	3,771,554
Chief Financial	2011	450,000	250,000	1,396,737	—	453,254	260,572	2,810,563
Officer and Treasurer	2010	450,000	—	—	—	239,736	93,573	783,309

Steven M. Stangl	2012	500,000	—	—	2,295,000	542,685	1,541,042	4,878,727
President—	2011	500,000	250,000	1,396,737	—	498,631	9,492	2,654,860
Communication Services	2010	450,000	—	—	—	387,936	61,242	899,178

Todd B. Strubbe	2012	500,000	1,000	—	2,295,000	701,446	834,310	4,331,756
President—Unified	2011	500,000	—	1,117,389	—	642,976	59,060	2,319,425
Communications	2010	500,000	—	—	—	356,001	59,060	915,061

(1)	On September 16, 2011 the Board of Directors adopted the West Corporation Senior Management Retention Plan for the benefit of certain executive officers and other key employees of the Company. Subject to the terms of the Senior Management Retention Plan, Mr. Barker, Ms. Berger, Mr. Stangl and Mr. Mendlik received retention bonuses of $2.1 million, $1.0 million, $250,000 and $250,000, respectively, in 2011. The reported amount in 2012 for Mr. Strubbe represents a $1,000 incentive bonus paid in connection with the filing of a patent application on behalf of the Company.
(2)	The amounts reported for 2011 represent the incremental fair value associated with the 2011 modification of the vesting terms of the outstanding restricted stock awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). See note 12 of the notes to the consolidated financial statements included in this report for a discussion of the relevant assumptions used in calculating these amounts pursuant to ASC Topic 718.
(3)	The amounts reported for 2012 represent the aggregate grant date fair value of option awards granted in 2012 under the Company’s 2006 Executive Incentive Plan, computed in accordance with ASC Topic 718. See note 12 of the notes to the consolidated financial statements included in this report for a discussion of the relevant assumptions used in calculating this amount pursuant to ASC Topic 718. Please see the “Compensation Discussion and Analysis” for further information regarding the 2012 option grants and the modification of certain options in connection with the August 2012 dividend.
(4)	The amounts in this column constitute performance-based bonuses earned under employment agreements approved by the compensation committee at the beginning of each fiscal year. Please see the “Compensation Discussion and Analysis” for further information regarding these performance-based bonuses.
(5)	Amounts included in this column are set forth by category below in the “2012 All Other Compensation Table”.

2012 All Other Compensation Table

Name (a)	Dividends and Dividend Equivalents ($) (1) (b)	Company Contributions to Retirement Plans ($) (2) (c)	Insurance Premiums ($) (3) (d)	Total ($) (e)
Thomas B. Barker	7,802,336	258,500	6,457	8,067,293
Nancee R. Berger	3,109,404	258,500	7,908	3,375,812
Paul M. Mendlik	1,946,987	257,590	2,322	2,206,899
Steven M. Stangl	1,531,300	8,500	1,242	1,541,042
Todd B. Strubbe	775,000	58,500	810	834,310

(1)	On August 15, 2012, our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. In connection with the dividend, the Board of Directors authorized equivalent cash payments and/or adjustments to holders of outstanding stock options to reflect the payment of such dividend as required by the existing terms of our incentive plans. The amounts reported in this column represent the value of the dividend payments or dividend equivalents, as applicable, received by each named executive officer in connection with the August 2012 dividend.
(2)	Includes the employer match under the Executive Deferred Compensation Plan, the Company’s tax-qualified retirement savings plan and the Deferred Compensation Plan.
(3)	Includes premiums paid by us for group term life insurance for each of our named executive officers. In addition, this column includes Company paid medical and dental premiums for Mr. Barker and Ms. Berger.

2012 Grants of Plan-Based Awards

The following table shows awards granted to each of our named executive officers in 2012.

2012 Grants of Plan-Based Awards Table

Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards: Number of Securities Underlying Options (#) (e) (2)	Exercise Price of Option Awards ($/share) (f)		Grant Date Fair Value of Option Awards ($) (g) (4)
		Target ($) (c)	Maximum ($) (d)

Thomas B. Barker	March 30, 2012			1,541,250	4.19	(2)	2,358,113
	March 30, 2012			4,623,750	3.19	(3)	7,074,338
		2,000,000	N/A

Nancee R. Berger	March 30, 2012			250,000	4.19	(2)	382,500
	March 30, 2012			750,000	3.19	(3)	1,147,500
		1,400,000	N/A

Paul M. Mendlik	March 30, 2012			125,000	4.19	(2)	191,250
	March 30, 2012			375,000	3.19	(3)	573,750
		450,000	N/A

Steven M. Stangl	March 30, 2012			375,000	4.19	(2)	573,750
	March 30, 2012			1,125,000	3.19	(3)	1,721,250
		600,000	N/A

Todd B. Strubbe	March 30, 2012			375,000	4.19	(2)	573,750
	March 30, 2012			1,125,000	3.19	(3)	1,721,250
		600,000	N/A

(1)	The employment agreements for each named executive officer provide for performance-based bonuses if certain performance objectives are achieved. The performance-based bonus opportunities for the named executive officers do not provide for a minimum or maximum bonus opportunity. Amounts actually earned under the employment agreements are reflected in column (g) to the 2012 Summary Compensation Table. Please see the “Compensation Discussion and Analysis” section for further information regarding the 2012 annual performance-based bonus.
(2)	Represents option awards granted to the named executive officers on March 30, 2012 under the Company’s 2006 Executive Incentive Plan. In connection with the Company’s August 2012 dividend, our Board of Directors modified the terms of these options which were scheduled to vest in 2013 to provide for immediate vesting and the payment of dividend equivalents with respect to these options.
(3)	Represents option awards granted to the named executive officers on March 30, 2012 under the Company’s 2006 Executive Incentive Plan. In connection with the Company’s August 2012 dividend, our Board of Directors reduced the exercise price of these options from $4.19 to $3.19. These options are scheduled to vest ratably on the second, third and fourth anniversaries of the date of grant.
(4)	The amounts reported for 2012 represent the aggregate grant date fair value of the 2012 option grants, each computed in accordance with ASC Topic 718. See note 12 of the notes to the consolidated financial statements included in this report for a discussion of the relevant assumptions used in calculating these amounts pursuant to ASC Topic 718.

Employment Agreements

During 2012, all of the named executive officers were employed pursuant to agreements with us. Each employment agreement sets forth, among other things, the named executive officer’s minimum base salary, non-equity incentive compensation opportunities and entitlement to participate in our benefit plans. The employment agreements are updated annually to reflect base salary and bonus objectives for the applicable year.

Salary and Bonus

The 2012 base salaries for the named executive officers established by the compensation committee on February 14, 2012 were: Mr. Barker, Chief Executive Officer, $900,000, increased to $1,000,000 annually effective July 1, 2012; Ms. Berger, President and Chief Operating Officer, $600,000, increased to $660,000 annually effective July 1, 2012; Mr. Mendlik, Chief Financial Officer and Treasurer, $480,000 annually effective January 1, 2012; Mr. Stangl, President-Communication Services, $500,000 annually effective January 1, 2012 and Mr. Strubbe, President-Unified Communications $500,000 annually effective January 1, 2012.

We have designed our non-equity incentive compensation to represent a significant portion of targeted total annual cash compensation of named executive officers. We pay performance-based bonuses only upon the achievement of pre-determined objective financial goals. The objective financial goals are tailored to the business objectives of the business unit or units managed by the named executive officer. The 2012 objective financial measurement was EBITDA for Mr. Barker, Ms. Berger and Mr. Mendlik. Mr. Stangl’s and Mr. Strubbe’s 2012 objective financial measurements were the net operating income before corporate allocations and amortization performance of their respective business segments and the achievement of a minimum adjusted EBITDA by West Corporation. Please see the “Compensation Discussion and Analysis” for a discussion of the specific incentive-based targets for each of the named executive officers.

Term and Termination

The term of each employment agreement commenced on January 1, 2009, except Mr. Strubbe’s which commenced on September 28, 2009, and continues indefinitely until terminated pursuant to its terms. Each employment agreement terminates immediately upon the death of the executive and may otherwise be terminated voluntarily by either party at any time.

In the event that an employment agreement is terminated, the executive is entitled to severance payments determined by the nature of the termination. If we terminate an employment agreement for “cause” (as described below), the executive is entitled only to the obligations already accrued under his or her employment agreement (any such obligations are referred to as “accrued obligations”). An executive who dies is entitled to the accrued obligations and the earned bonus for the year in which his or her death occurs. If an executive terminates his or her employment agreement without “good reason” (as described below), the executive is entitled to receive any accrued obligations and, if the executive is providing consulting services, a multiple of his or her base salary payable in equal installments for the consulting period beginning on the date of the termination. If we terminate an employment agreement without cause or if an executive terminates his or her employment agreement for good reason, the executive is entitled to receive any accrued obligations and a multiple of that executive’s base compensation payable in equal installments for the one or two-year period beginning on the date of the termination and, if the executive is providing consulting services to us, an amount equal to the projected annual bonus payable to that executive as of the date of the termination, payable in equal installments for the one or two-year period beginning on the date of the termination. For purposes of determining the severance benefits under the employment agreement, the severance multiple is equal to one for Mr. Strubbe and two for all of the other named executive officers. In any case where our obligation to make severance payments to an executive is conditioned on that executive’s provision of consulting services to us, that obligation terminates immediately in the event that the executive ceases to provide such consulting services within the two-year period beginning on the date of the termination.

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

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2012.

2012 Outstanding Equity Awards At Fiscal Year-End Table

		Option Awards				Stock Awards
Name (a)		Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#) (4) (f)	Market Value of Shares or Units of Stock That Have Not Vested (5) ($) (g)
Thomas B. Barker	(2)	1,541,250		$4.19	3/30/2022
	(3)		4,623,750	$3.19	3/30/2022

Nancee R. Berger	(1)	193,585.8		$0.6834	4/1/2014
	(1)	228,942.9		$0.6834	7/1/2014
	(1)	198,375.3		$0.6834	10/1/2014
	(1)	78,567.8		$0.6834	1/3/2015
	(2)	250,000		$4.19	3/30/2022
	(3)		750,000	$3.19	3/30/2022

Paul M. Mendlik	(2)	125,000		$4.19	3/30/2022
	(3)		375,000	$3.19	3/30/2022

Steven M. Stangl	(2)	375,000		$4.19	3/30/2022
	(3)		1,125,000	$3.19	3/30/2022

Todd B. Strubbe	(2)	375,000		$4.19	3/30/2022	320,008	1,014,425
	(3)		1,125,000	$3.19	3/30/2022

(1)	These options represent retained, or “rollover”, options. In connection with our 2006 Recapitalization, certain executive officers elected to convert certain vested options in the Company into fully-vested options in the surviving corporation. No share-based compensation was recorded for these retained options, as these options were fully vested prior to the consummation of the Recapitalization (which triggered the “rollover event”).
(2)	These options were granted to each named executive officer on March 30, 2012 and became exercisable pursuant to a modification of these awards in connection with the Company’s August 2012 dividend.
(3)	These options were granted to each named executive officer on March 30, 2012 and are scheduled to vest ratably on the second, third and fourth anniversaries of the date of grant.
(4)	This amount represents shares of restricted stock granted to Mr. Strubbe on December 30, 2009. 26,664 of these shares will vest on December 30, 2013, the remaining 293,344 shares will vest on December 30, 2014.
(5)	Subsequent to the Recapitalization, our common stock is no longer publicly traded and therefore the market value of $3.17 per share was based on the results of an independent appraisal performed as of August 1, 2012 by Corporate Valuation Advisors, Inc.

Option Exercises and Stock Vested

The following table shows for each named executive officer all option awards exercised and all stock awards that vested during 2012.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (1) (#) (b)	Value Realized on Exercise (1) ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (1) (e)
Thomas B. Barker (2)	3,640,776.26	9,012,769	—	—
Nancee R. Berger (3)	1,409,931.98	3,465,488	—	—
Paul M. Mendlik	—	—	—	—
Steven M. Stangl (4)	463,342.55	1,152,161	—	—
Todd B. Strubbe	—	—	26,664	84,525

(1)	Subsequent to the Recapitalization, our common stock is no longer publicly traded and therefore the market value of $4.19 per share was based on the results of an independent appraisal performed as of November 30, 2011 by Corporate Valuation Advisors Inc. and such value was used to value the common stock acquired upon the exercise of options prior to August 1, 2012. In conjunction with the refinancing and August 2012 dividend, an appraisal of the Company as of August 1, 2012 was performed by Corporate Valuation Advisors, Inc., and approved by management and the Board of Directors, of the fair market value of the underlying shares of Common Stock both before and immediately after the dividend and refinancing. Based on the results of the appraisal, a $3.17 per share value was used to value the Common Stock acquired upon the exercise of options and the vesting of restricted shares subsequent to August 1, 2012.
(2)	Mr. Barker exchanged 1,763,349.35 options to pay the payroll taxes associated with the exercise of certain options. Mr. Barker’s net incremental shares obtained upon exercise were 1,877,426.91 shares.
(3)	Ms. Berger exchanged 557,089.72 options to pay the payroll taxes associated with the exercise of certain options. Ms. Berger’s net incremental shares obtained upon exercise were 852,842.26 shares.
(4)	Mr. Stangl exchanged 250,538.01 options to pay the exercise price and related payroll taxes associated with the exercise of these options. Mr. Stangl’s net incremental shares obtained upon exercise were 212,804.54 shares.

Nonqualified Deferred Compensation Table

The following table shows certain information regarding our Deferred Compensation Plan and Executive Retirement Savings Plan.

2012 Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last Fiscal Year (1) ($) (b)	Registrant Contributions in Last Fiscal Year (2) ($) (c)	Aggregate Earnings (Loss) in Last Fiscal Year (3) ($) (d)	Aggregate withdrawls/ distributions (4) ($) (e)	Aggregate Balance at Last Fiscal Year End (5) ($) (f)
Thomas B. Barker
Deferred Compensation Plan	500,000	250,000	(9,555)	—	8,362,538
Executive Retirement Savings Plan	9,500	4,750	15,429	—	125,894
Nancee R. Berger
Deferred Compensation Plan	500,000	250,000	3,382	—	6,381,431
Executive Retirement Savings Plan	9,500	4,750	27,195	—	249,137
Paul M. Mendlik
Deferred Compensation Plan	500,000	250,000	16,314	1,432,750	5,745,688
Executive Retirement Savings Plan	7,495	3,747	13,250	—	98,268
Steven M. Stangl
Deferred Compensation Plan	—	—	(817)	—	2,139,330
Executive Retirement Savings Plan	9,500	4,750	30,568	—	242,570
Todd B. Strubbe
Deferred Compensation Plan	96,154	48,077	(1,651)	—	482,270
Executive Retirement Savings Plan	9,500	4,750	5,673	—	48,947

(1)	Amounts in this column are also included in columns (c) and (g) of the 2012 Summary Compensation Table included in this report.
(2)	Amounts in this column are also included in column (h) of the 2012 Summary Compensation Table included in this report.
(3)	The aggregate earnings represent the market value change of these plans during 2012. None of the earnings are included in the 2012 Summary Compensation Table included in this report.
(4)	Mr. Mendlik’s withdrawal was made pursuant to Mr. Mendlik’s deferral election under the plan.
(5)	Amounts in this column include both vested and unvested balances. Amounts reported in this column which were previously reported as compensation to the named executive officer in Summary Compensation Tables in previous years were: Mr. Barker $5,603,139; Ms. Berger $5,157,879; Mr. Mendlik $5,978,199; Mr. Stangl $1,512,820 and Mr. Strubbe $314,805.

Non-Qualified Retirement Plans

Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors and highly compensated employees who are approved for participation by the board may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same mutual fund investments made available to participants in the 401(k) plan or in notional equity interests in our company. Open enrollment for eligible participants to participate in the Deferred Compensation Plan is held annually. Upon enrollment, the participant’s participation and deferral percentage is fixed for the upcoming calendar year. Participants may select from selected mutual funds or equity interests for notional investment of their deferred compensation. Administration of the Deferred Compensation Plan is performed by an outside provider, Wells Fargo Institutional Trust Services. Executives are allowed to defer their bonus and up to 50% of salary, not to exceed $500,000, in each case, attributable to services performed in the following plan year. We match a percentage of any amounts notionally invested in equity interests which was 50% in 2012. Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or, if later, the date the executive first participates in the Deferred Compensation Plan. All matching contributions become 100% vested if: (i) the participant dies or becomes disabled or is terminated without cause; (ii) a change of control occurs; or (iii) the Deferred Compensation Plan terminates. For purposes of the Deferred Compensation Plan, a change of control occurs if during any period of two consecutive years or less: (i) individuals who at the beginning of such period constitute the entire board shall cease for any reason, subject to certain exceptions, to constitute a majority thereof; (ii) our stockholders approve any merger or consolidation as a result of which our common stock shall be changed, converted or exchanged (other than a merger with a wholly-owned subsidiary of ours) or our liquidation or any sale or disposition of 50% or more of our assets or earning power; or (iii) our stockholders approve any merger or consolidation to which we are a party as a result of which the persons who were our stockholders immediately prior to the effective date of the merger or consolidation shall have beneficial ownership of less than 50% of the combined voting power of the surviving corporation. The Deferred Compensation Plan and any earnings thereon are held separate and apart from our other funds, but remain subject to claims by our general creditors. Earnings in the Deferred Compensation Plan are based on the change in market value of the plan investments during a given period. The vested portion of the participant’s account under the plan will be paid on the date specified by the participant which can be no earlier than five years following the year of deferral or, if earlier, the date the participant separates from service with us. Deferrals invested in notional equity interests are paid through the issuance of our shares. Recipients of the equity interests upon such distribution have no equity or contractual put right with respect to the issued equity interests.

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

2012 returns for the investment funds in the Executive Retirement Savings Plan were:

Fund	2012 return	Fund	2012 return
Wells Fargo Advantage Ultra Short Term	2.07%	Wells Fargo Advantage Capital Growth	16.42%
PIMCO Total Return A	9.93%	Goldman Sachs Mid Cap Value A	18.54%
MFS Total Return I	11.53%	Scout Mid Cap	9.89%
MFS Value I	16.44%	Invesco Mid Cap Core Equity A	10.38%
Wells Fargo Advantage Index	15.75%	Baron Small Cap	17.98%
Davis New York Venture A	12.73%	American New Perspective	20.77%
Fidelity Advantage Growth Opportunity	19.35%	American Funds Euro Pacific Growth	19.57%
Mainstay Large Cap Growth I	13.21%

Potential Payments Upon Termination or Change of Control

As described under “Employment Agreements,” each of the named executive officers is subject to an employment agreement that provides severance payments upon certain terminations. Please see “Employment Agreements” above for a description of terms of the employment agreements. In addition, as noted above, participants in the Deferred Compensation Plan are eligible to receive accelerated vesting of Company matching contributions in the event of an employee’s death, disability, termination without cause or a change in control. Please see the “2012 Nonqualified Deferred Compensation Table” for balances in the Deferred Compensation Plan as of December 31, 2012.

The following table sets forth the payments and benefits that each named executive officer would have been entitled to upon certain termination events or a change of control as of December 31, 2012.

Name (a)	Benefits (1) ($) (b)	Potential Cash Severance Payment (2) ($) (c)	Accelerated Vesting Upon Change in Control or Initial Public Offering (3) ($) (d)
Thomas B. Barker	24,064	2,140,924	—
Nancee R. Berger	37,731	1,418,647	—
Paul M. Mendlik	18,789	991,708	—
Steven M. Stangl	24,399	1,020,736	—
Todd B. Strubbe	12,200	522,640	1,111,553

(1)	Benefits include payments of medical, accident, disability and life insurance premiums for a specified period of time. These benefits are payable only in the case of a qualifying termination as set forth in (2) below.
(2)	In accordance with the executive’s employment agreement, (i) in the event of the executive’s voluntary termination of employment without good reason, the executive would be entitled to receive his or her base salary as payment for services as a consultant during the consulting period following termination of employment; and (ii) in the event of the executive’s termination of employment without cause or voluntary termination of employment for good reason, the executive would be entitled to receive his or her base salary for the severance period following termination of employment and a further payment for those executives providing consulting services, equal to such executive’s projected annual bonus. The severance period is one year for Mr. Strubbe and two years for all of the other named executive officers.
(3)	Subsequent to the Recapitalization, our common stock is no longer traded and, therefore, the market value of $3.17 per share was based on the results of an independent appraisal performed as of August 1, 2012 by Corporate Valuation Advisors, Inc. and approved by management and our Board. The amount in this column represents the value of the restricted shares held by Mr. Strubbe under the Company’s 2006 Executive Incentive Plan and the value in Mr. Strubbe’s Deferred Compensation Plan that, in each case, would vest upon a qualifying event as of December 31, 2012. Mr. Strubbe is the only named executive that held unvested restricted stock as of December 31, 2012. In addition, upon a change in control of the Company, each of the options held by the executives would vest in full. Because the exercise price per option exceeded the deemed year-end market value, no amounts are reported in the table for the accelerated vesting of such option awards.

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

Each year the compensation committee reviews each compensation element, including the factors for determining executive bonuses for the upcoming year as well as the bonus targets and payout ranges. The compensation committee has structured its compensation program so that executive performance is not considered in determining annual base salary. Rather, annual base salary is designed to provide adequate compensation to recruit and retain talented individuals who have the ability and desire to achieve the objective financial goals that ultimately determine compensation.

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

Compensation Committee Interlocks and Insider Participation

Mr. Anthony J. DiNovi, a member of our compensation committee, is Co-President of Thomas H. Lee Partners, L.P. Affiliates of Thomas H. Lee Partners, L.P. provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of our Recapitalization. The aggregate fees for services are approximately $3.3 million annually. Thomas H. Lee Partners, L.P. also received reimbursement for travel and other out-of pocket expenses in the aggregate amount of approximately $91,000 in 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Stock options granted under the 2006 Executive Incentive Plan	22,963,300	3.43	6,803,583
Executive Management Rollover Options	2,300,623	0.6834	821
Nonqualified Deferred Compensation Plan (1)	9,899,613	3.17	N/A

Total	35,163,536	N/A	6,804,404

N/A—Not Applicable

(1)	Pursuant to the terms of the Nonqualified Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees who are approved for participation by the board may elect to defer their bonus and up to 50% of their salary, not to exceed $500,000, in each case, attributable to services performed in the following plan year, and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in our notional Equity. We match a percentage (50% in 2012) of any amounts notionally invested in our Equity, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year the individual is in the Plan. At December 31, 2012, the notionally granted Equity under the Restated Nonqualified Deferred Compensation Plan including both vested and unvested, Equity was $9,899,613. Based on the results of an independent appraisal performed as of August 1, 2012 by Corporate Valuation Advisors, Inc., the fair value for one Equity unit was $3.17. The Nonqualified Plan does not limit the number of shares that may be granted. Rather, the Plan limits the amount of the annual contributions. See note 12 to the Consolidated Financial Statements included elsewhere in this report.

Security Ownership

The following table summarizes the beneficial ownership of our common stock as of February 1, 2013 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each director;

•	each executive officer whose name appears in the Summary Compensation Table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Owners (1)	Amount Beneficially Owned		Percent of Respective Class of Common Shares
Gary L. West (2)	60,742,359		12.1%
Mary E. West (3)	59,992,359		11.9%
Quadrangle Group Funds (4)	60,362,500		12.0%
Thomas H. Lee Funds (5)	290,102,175		57.7%
Thomas B. Barker (6)	6,038,987		1.2%
Anthony J. DiNovi	—		—
Steven G. Felsher	—		—
Soren L. Oberg	—		—
Laura A. Grattan	—		—
Nancee R. Berger (7)	2,552,314	*
Steven M.Stangl (8)	1,368,071	*
Todd B. Strubbe (9)	775,000	*
Paul M. Mendlik (10)	1,988,736	*
All directors and executive officers as a group (12 persons) (11)	15,566,310		3.1%

*	Less than 1%
(1)	The address of each of our executive officers and directors is c/o West Corporation, 11808 Miracle Hills Drive, Omaha, Nebraska 68154.
(2)	Includes 17,997,707.75438 shares of common stock owned by Gary West CRT1 LLC, 14,998,089.79531 shares of common stock owned by Gary West CRT2 LLC, 11,998,471.83625 shares of common stock owned by Gary West CRT3 LLC, 8,998,853.87719 shares of common stock owned by Gary West CRT4 LLC and 5,999,235.91812 shares of common stock owned by Gary West CRT5 LLC and 750,000 shares of common stock owned by the Gary and Mary West Wireless Health Institute (the “Institute”), a nonprofit organization, which has appointed Mr. West as sole representative and proxy with respect to its shares. Mr. West disclaims any beneficial ownership of any shares held by the Institute. The address for each of Gary West CRT1 LLC, Gary West CRT2 LLC, Gary West CRT3 LLC, Gary West CRT4 LLC and Gary West CRT5 LLC is c/o West Family Holdings, 5796 Armada Drive, Suite 300, Carlsbad, CA 92008.
(3)	Includes 17,997,707.75438 shares of common stock owned by Mary West CRT1 LLC, 14,998,089.79531 shares of common stock owned by Mary West CRT2 LLC, 11,998,471.83625 shares of common stock owned by Mary West CRT3 LLC, 8,998,853.87719 shares of common stock owned by Mary West CRT4 LLC and 5,999,235.91812 shares of common stock owned by Mary West CRT5 LLC. The address for each of these stockholders is c/o West Family Holdings, 5796 Armada Drive, Suite 300, Carlsbad, CA 92008.
(4)	Includes 52,828,086 shares of common stock owned by Quadrangle Capital Partners II LP; 1,417,262 shares of common stock owned by Quadrangle Select Partners II LP; and 6,117,153 shares of common stock owned by Quadrangle Capital Partners II-A LP (collectively, the “Quadrangle Funds”). The Quadrangle Funds’ general partner is Quadrangle GP Investors II LP, whose general partner is QCP GP Investors II LLC (collectively, the “QF Advisors”). Shares held by the Quadrangle Funds may be deemed to be beneficially owned by the QF Advisors. The QF Advisors disclaim any beneficial ownership of any shares held by the Quadrangle Funds. Each of the Quadrangle Funds has an address c/o Quadrangle Group LLC, 375 Park Avenue, 14th Floor, New York, New York 10152. Voting or investment control over securities that the Quadrangle Funds own are acted upon by the investment committee of QCP GP Investors II LLC as general partner of Quadrangle GP Investors II LP, the general partner of the Quadrangle Funds.

(5)	Includes 120,225,999 shares of common stock owned by Thomas H. Lee Equity Fund VI, L.P.; 81,410,650 shares of common stock owned by Thomas H. Lee Parallel Fund VI, L.P.; 63,139,175 shares of common stock owned by THL Equity Fund VI Investors (West), L.P.; 14,220,806 shares of common stock owned by Thomas H. Lee Parallel (DT) Fund VI, L.P.; 220,565 shares of common stock owned by THL Coinvestment Partners, L.P.; and 9,658,000 shares of common stock owned by THL Equity Fund VI Investors (West) HL, L.P. (collectively, the “THL Funds”); 613,609 shares of common stock owned by Putnam Investment Holdings, LLC; and 613,370 shares of common stock owned by Putnam Investments Employees’ Securities Company III LLC (collectively, the “Putnam Funds”). The THL Funds’ general partner is THL Equity Advisors VI, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (collectively, “Advisors”). Shares held by the THL Funds may be deemed to be beneficially owned by Advisors. Advisors disclaim any beneficial ownership of any shares held by the THL Funds. The Putnam Funds are co-investment entities of the THL Funds. Putnam Investment Holdings, LLC (“Holdings”) is the managing member of Putnam Investments Employees’ Securities Company III LLC (“ESC III”). Holdings disclaims any beneficial ownership of any shares held by ESC III. Putnam Investments LLC, the managing member of Holdings, disclaims beneficial ownership of any shares held by the Putnam Funds. Each of the THL Funds has an address c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109.
(6)	Includes 1,541,250 shares subject to options.
(7)	Includes 949,472 shares subject to options and 1,223,186 shares held by family trusts.
(8)	Includes 375,000 shares subject to options.
(9)	Includes 375,000 shares subject to options.
(10)	Includes 125,000 shares subject to options and 1,076,626 shares of common stock owned by family trusts.
(11)	Includes 3,840,722 shares subject to options.

The table above does not include 9,214,542 shares notionally granted under our Nonqualified Deferred Compensation Plan at February 1, 2013. These shares have not been granted, do not carry voting rights and cannot be sold until the end of the deferral periods unless there is a change of control of the Company.

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

2006 Recapitalization

On October 24, 2006, we completed a recapitalization of the Company in a transaction sponsored by the Sponsors pursuant to the Agreement and Plan of Merger, dated as of May 31, 2006, between us and Omaha Acquisition Corp., a Delaware corporation formed by the Sponsors for the purpose of recapitalizing the Company. Omaha Acquisition Corp. was merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to such recapitalization, our publicly traded shares of common stock were cancelled in exchange for cash and Gary and Mary West converted approximately 85% of the shares of our common stock held by them prior to the Recapitalization into the right to receive cash of approximately $1.4 billion (at a discount of approximately 12% to the price being paid in respect of the publicly traded shares)

and the remaining 15% of their holdings into 2.5 million shares of our Class L common stock and 20 million shares of our Class A common stock. In connection with the Recapitalization, our then current executive officers received aggregate transaction payments of approximately $2.5 million and stay bonus payments, which were paid on the six-month and one year anniversaries of the Recapitalization, of approximately $6.6 million. None of our current directors, other than Mr. Barker, in his capacity as an executive officer, received any payments in connection with the Recapitalization.

Affiliates of the Sponsors provide management and advisory services pursuant to a management agreement entered into in connection with the consummation of the Recapitalization. The fees for services and expenses in 2012 and 2011 aggregated approximately $4.1 million each year. Three members of our board are affiliated with Thomas H. Lee Partners, L.P.: Mr. Anthony J. DiNovi, Co-President, Mr. Soren L. Oberg, Managing Director, and Ms. Laura A. Grattan, Director. One member of our board is affiliated with Quadrangle Group LLC: Mr. Steven G. Felsher, Senior Advisor.

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

Office Lease

We lease certain office space owned by 99-Maple Partnership, a partnership whose partners are Mary and Gary West, who collectively own approximately 24% of our common stock at December 31, 2012. Related party lease expense was approximately $0.7 million for the years ended December 31, 2012, 2011 and 2010. On October 24, 2012, West Business Solutions, LLC, as successor in interest to West Telemarketing Corporation, entered into a Second Lease Amendment and Extension Agreement (the “Lease Amendment”), effective as of November 1, 2012, with 99-Maple Partnership. The Lease Amendment reduced the annual base rent, extended the term from August 31, 2014 to October 31, 2017, and added a change of control provision which provides either party, with ninety day notice, an option for early termination of the lease effective August 31, 2014.

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

The following table summarizes the fees we paid to Deloitte & Touche in 2012 and 2011.

Fee Type	2012	2011
Audit	$1,336,702	$1,250,340
Audit-related	424,480	157,775
Tax	383,889	456,822
All other	—	—

Total	$2,145,071	$1,864,937

Audit Fees—Audit fees consist of fees paid for the integrated audits of our annual financial statements, the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q: SOC 1 reports; and statutory audits required for our foreign subsidiaries.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to Form 10-K filed February 14, 2012)

3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.10) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.03	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.(incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.04	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012)

Exhibit Number	Description
10.05	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.06	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.07	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.08	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.09	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.11	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)

10.12	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)

10.13	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)

10.14	Supplemental Indenture, dated as of June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.35 to Form 10-K dated March 3, 2009)

10.15	Supplemental Indenture, dated as of August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.37 to Form 10-K dated March 3, 2009)

Exhibit Number	Description
10.16	Supplemental Indenture, dated as of June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.39 to Form 10-K dated March 3, 2009).

10.17	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.41 to Form 10-K dated March 3, 2009).

10.18	Supplemental Indenture, dated as of January 25, 2010, by and among Worldwide Asset Purchasing, LLC, Stream57 Corporation, West Corporation, and The Bank of New York Mellon, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.44 to Form 10-K filed on February 12, 2010)

10.19	Agreement of Resignation, Appointment and Acceptance, dated as of April 8, 2010 by and among West Corporation, The Bank of New York Mellon, as prior trustee, and The Bank of New York Mellon Trust Company, N.A. as successor Trustee with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 7, 2010)

10.20	Supplemental Indenture, dated as of May 14, 2010, by and among West Unified Communications Services, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated August 2, 2010)

10.21	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 3, 2011)

10.22	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated November 1, 2011)

Exhibit Number	Description
10.23	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q filed on July 27, 2012)

10.24	Indenture, dated as of October 5, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 6, 2010)

10.25	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated May 3, 2011)

10.26	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 1, 2011)

10.27	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on July 27, 2012)

10.28	Indenture, dated as of November 24, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2010)

10.29	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 3, 2011)

Exhibit Number	Description
10.30	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated November 1, 2011)

10.31	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on July 27, 2012)

10.32	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

10.33	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.34	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)

10.35	Amendment Number One to the West Corporation Stockholder Agreement dated as of April 12, 2011 by and among West Corporation, the THL Investors, the Quadrangle Investors and the Founders (incorporated by reference to Exhibit 10.04 to Form 10-Q dated May 3, 2011)

10.36	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)

10.37	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.38	Second Lease Amendment and Extension Agreement dated as of October 24, 2012, effective as of November 1, 2012, between 99-Maple Partnership and West Business Solutions, LLC (incorporated by reference to Exhibit 10.04 to Form 10-Q filed October 26, 2012)

10.39	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 7, 2010)

10.40	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.41	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.42	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.43	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 30, 2012) (1)

10.44	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)

Exhibit Number	Description
10.45	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Thomas Barker dated as of May 4, 2009 (incorporated by reference to Exhibit 10.05 to Form 10-Q dated May 5, 2009) (1)

10.46	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Todd B. Strubbe dated February 14 , 2012 (incorporated by reference to Exhibit 10.40 to Form 10-K filed February 14, 2012) (1)

10.47	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.48	Form of Option Agreement (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 30, 2012) (1)

10.49	Alternative Form of Option Agreement (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 30, 2012) (1)

10.50	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.51	West Corporation Nonqualified Deferred Compensation Plan, as amended as restated effective December 29, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 3, 2012) (1)

10.52	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Form 10-K filed February 14, 2012)

10.53	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.04 to Form 10-Q filed April 30, 2012) (1)

10.54	Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed October 26, 2012) (1)

10.55	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 3, 2009) (1)

10.56	West Corporation Senior Management Retention Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 2011) (1)

10.57	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.58	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1)

10.59	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.60	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1)

10.61	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.62	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1)

10.63	Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 12, 2010) (1)

10.64	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1)

Exhibit Number	Description
10.65	Employment Agreement between West Corporation and Steven M. Stangl dated December 31, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 7, 2009) (1)

10.66	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Steven M. Stangl, dated December 31, 2008 (1)

21.01	Subsidiaries

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2011, filed on February 1, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/S/ THOMAS B. BARKER
Thomas B. Barker
Chief Executive Officer and Chairman
Of the Board
(Principal Executive Officer)

February 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date
/S/ANTHONY J. DINOVI	February 8, 2013
Anthony J. DiNovi
Director

/S/ STEVEN G. FELSHER	February 8, 2013
Steven G. Felsher
Director

/S/ SOREN L. OBERG	February 8, 2013
Soren L. Oberg
Director

/S/ LAURA A. GRATTAN	February 8, 2013
Laura A. Grattan
Director

/S/ THOMAS B. BARKER	February 8, 2013
Thomas B. Barker
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ PAUL M. MENDLIK	February 8, 2013
Paul M. Mendlik
Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ R. PATRICK SHIELDS	February 8, 2013
R. Patrick Shields
Senior Vice President—Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 8, 2013

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2012	2011	2010
REVENUE	$2,638,024	$2,491,325	$2,388,211
COST OF SERVICES	1,224,459	1,113,289	1,057,008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	935,390	909,908	911,022

OPERATING INCOME	478,175	468,128	420,181

OTHER INCOME (EXPENSE):
Interest income	408	447	255
Interest expense	(271,951)	(269,863)	(305,528)
Other, net	977	5,815	5,872

Other expense	(270,566)	(263,601)	(299,401)

INCOME BEFORE INCOME TAX EXPENSE	207,609	204,527	120,780

INCOME TAX EXPENSE	82,068	77,034	60,476

NET INCOME	$125,541	$127,493	$60,304

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L		$17.18	$17.07

Diluted Class L		$16.48	$16.37

Basic Common	$0.26	$(0.50)	$(1.25)

Diluted Common	$0.25	$(0.50)	$(1.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L		9,984	9,975
Diluted Class L		10,408	10,399
Basic Common	492,224	87,912	87,955
Diluted Common	508,187	87,912	87,955

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
Net income	$125,541	$127,493	$60,304

Foreign currency translation adjustments, net of tax of $(3,650), $11,176 and $3,014	5,955	(18,234)	(4,918)

Reclassification of a cash flow hedge into earnings, net of tax of $2,626, $(3,180) and $0	(4,284)	5,188	—

Unrealized gain (loss) on cash flow hedges, net of tax of $(4,434), $(4,450) and $2,821	7,234	7,260	(4,602)

Comprehensive income	$134,446	$121,707	$50,784

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179,111	$93,836
Trust and restricted cash	14,518	16,446
Accounts receivable, net of allowance of $10,439 and $11,627	444,411	413,813
Deferred income taxes receivable	13,148	10,068
Prepaid assets	42,129	37,042
Deferred expenses	38,442	19,985
Other current assets	29,333	30,596

Total current assets	761,092	621,786
PROPERTY AND EQUIPMENT:
Property and equipment	1,209,873	1,133,070
Accumulated depreciation and amortization	(844,977)	(782,215)

Total property and equipment, net	364,896	350,855
GOODWILL	1,816,851	1,762,635
INTANGIBLE ASSETS, net of accumulated amortization of $469,534 and $424,705	285,672	333,147
OTHER ASSETS	219,642	159,095

TOTAL ASSETS	$3,448,153	$3,227,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$120,247	$79,439
Accrued expenses	312,296	323,436
Current maturities of long-term debt	25,125	15,425

Total current liabilities	457,668	418,300

LONG-TERM OBLIGATIONS, less current maturities	3,992,531	3,500,940
DEFERRED INCOME TAXES	132,398	121,521
OTHER LONG-TERM LIABILITIES	115,242	83,170

Total liabilities	4,697,839	4,123,931
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 1,000,000 shares authorized, 497,420 and 490,650 shares issued and 496,685 and 490,271 shares outstanding	497	491
Additional paid-in capital	1,720,281	1,695,477
Retained deficit	(2,942,025)	(2,556,525)
Accumulated other comprehensive loss	(23,131)	(32,036)
Treasury stock at cost (735 and 379 shares)	(5,308)	(3,820)

Total stockholders’ deficit	(1,249,686)	(896,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,448,153	$3,227,518

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,541	$127,493	$60,304
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	107,455	103,207	103,330
Amortization	74,967	68,701	67,000
Asset impairment	3,715	—	—
Goodwill impairment	—	—	37,675
Provision for share based compensation	25,849	23,341	4,233
Deferred income tax expense	1,318	23,716	20,837
Debt amortization	17,321	13,449	35,263
Non cash gain on hedge agreements	—	(4,665)	(3,978)
(Gain) loss on disposal of equipment	(432)	232	652
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(22,049)	(32,372)	(11,023)
Other assets	(52,203)	(34,852)	(9,521)
Accounts payable	33,187	6,163	(1,519)
Accrued expenses and other liabilities	4,247	53,774	9,576

Net cash flows from operating activities	318,916	348,187	312,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $1,350, $4,780 and $2,138	(77,264)	(211,639)	(33,496)
Collections applied to principal of portfolio receivables	—	—	13,739
Purchase of property and equipment	(125,489)	(117,913)	(118,191)
Other	1,131	111	52

Net cash flows from investing activities	(201,622)	(329,441)	(137,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan facility	970,000	—	—
Payment on term loan facility	(448,434)	—	—
Dividends paid	(510,634)	—	—
Payments of long-term revolving credit obligations	(305,800)	(786,300)	(1,374,781)
Proceeds from issuance of long-term revolving credit obligations	305,800	786,300	1,301,850
Debt issuance costs	(27,566)	(1,029)	(31,083)
Principal repayments of long-term obligations	(20,274)	(17,201)	(26,747)
Payments of capital lease obligations	(43)	(945)	(2,115)
Repurchase of common stock	(1,488)	(5,845)	(970)
Proceeds from stock options exercised including excess tax benefits	5,309	1,840	897
Repayments of portfolio notes payable	—	—	(686)
Other	—	—	(16)

Net cash flows from financing activities	(33,130)	(23,180)	(133,651)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,111	477	(2,557)
NET CHANGE IN CASH AND CASH EQUIVALENTS	85,275	(3,957)	38,725
CASH AND CASH EQUIVALENTS, Beginning of period	93,836	97,793	59,068

CASH AND CASH EQUIVALENTS, End of period	$179,111	$93,836	$97,793

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
BALANCE, January 1, 2010	$88	$—	$(2,408,770)	$(53)	$(16,730)	$(2,425,465)
Net income			60,304			60,304
Foreign currency translation adjustment, net of tax of $3,014					(4,918)	(4,918)
Unrealized gain on cash flow hedges, net of tax of $2,821					(4,602)	(4,602)
Executive Deferred Compensation Plan distributions, net (429,624 shares distributed)		(305)				(305)
Executive Deferred Compensation Plan valuation change		(275)				(275)
Stock options exercised including related tax benefits (78,400 shares)		897				897
Purchase of stock at cost (106,277 shares)				(970)		(970)
Share based compensation		2,099				2,099
Accretion of class L common stock priority return preference		(2,416)	(167,849)			(170,265)

BALANCE, December 31, 2010	88	—	(2,516,315)	(1,023)	(26,250)	(2,543,500)
Net income			127,493			127,493
Conversion of Class L common stock to common stock	403	1,675,031				1,675,434
Foreign currency translation adjustment, net of tax of $11,176					(18,234)	(18,234)
Reclassification of a cash flow hedge into earnings, net of tax of $(3,180)					5,188	5,188
Unrealized gain on cash flow hedges, net of tax of $(4,450)					7,260	7,260
Executive Deferred Compensation Plan activity, net (587,031 shares distributed)		3,101				3,101
Stock options exercised including related tax benefits (994,303 shares)		659				659
Purchase of stock at cost (264,784 shares)				(2,797)		(2,797)
Share based compensation		20,550				20,550
Accretion of class L common stock priority return preference		(3,864)	(167,703)			(171,567)

BALANCE, December 31, 2011	491	1,695,477	(2,556,525)	(3,820)	(32,036)	(896,413)
Net income			125,541			125,541
Dividends declared (cash dividend/$1.00 per share)			(511,041)			(511,041)
Foreign currency translation adjustment, net of tax of ($3,650)					5,955	5,955
Reclassification of a cash flow hedge into earnings, net of tax of $2,626					(4,284)	(4,284)
Unrealized gain on cash flow hedges, net of tax of $(4,434)					7,234	7,234
Executive Deferred Compensation Plan activity, net (1,028,215 shares distributed)		4,213				4,213
Stock options exercised including related tax benefits (5,908,057 shares)	6	6,431				6,437
Purchase of stock at cost (355,135 shares)				(1,488)		(1,488)
Share based compensation		14,160				14,160

BALANCE, December 31, 2012	$497	$1,720,281	$(2,942,025)	$(5,308)	$(23,131)	$(1,249,686)

The accompanying notes are an integral part of these financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description: West Corporation (the “Company” or “West”) is a leading provider of technology-driven communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications, business process outsourcing and telephony / interconnect services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

We operate in two business segments:

•	Unified Communications, including conferencing and collaboration services, event services, Internet Protocol (“IP”)-based unified communication solutions and alerts and notification services; and

•	Communication Services, including emergency communication services, automated call processing, telephony / interconnect services and agent-based services.

Unified Communications

— Conferencing & Collaboration Services. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 134 million conference calls in 2012, an 11 percent increase over 2011. We provide our clients with an integrated global suite of meeting services.

— Event Services. InterCall offers multimedia platforms designed to give our clients the ability to create, manage, distribute and reuse content internally and externally. Through a combination of proprietary products and strategic partnerships, our clients have the tools to support all of their internal and external multimedia requirements.

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

— Alerts & Notifications Services. Our technology platforms allow clients to manage and deliver automated, proactive and personalized communications. We use multiple delivery channels (voice, text messaging, email, social media and fax), based on the preference of the recipient. For example, we deliver patient notifications and send and confirm appointments and prescription reminders on behalf of our healthcare clients; send and receive automated outage notifications on behalf of our utility clients; and transmit emergency evacuation notices on behalf of municipalities.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

— Telephony / Interconnect Services. Our telephony / interconnect services support the merging of traditional telecom, mobile and IP technologies to service providers and enterprises. We are a leading provider of local and national tandem switching services to carriers throughout the United States. We leverage our proprietary customer traffic information system, sophisticated call routing and control facility to provide tandem interconnection services to the competitive marketplace, including wireless, wire-line, cable telephony and Voice over Internet Protocol (“VoIP”) companies. We entered this market through the acquisition of HyperCube LLC (“HyperCube”) in March 2012.

— Agent-Based Services. We provide our clients with large-scale, agent-based services. We target opportunities that allow our agent-based services to be a part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We offer a flexible model that includes on-shore, off-shore and virtual home-based agent capabilities to fit our clients’ needs.

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

Revenue Recognition: In our Unified Communications segment, conferencing and event services are generally billed and revenue recognized on a per participant minute basis. Web services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period, IP-based services are generally billed and revenue recognized on a per seat basis and alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses consist of expenses that support the ongoing operation of our business. These expenses include costs related to division management, facilities costs, depreciation, maintenance, amortization of finite-lived intangible assets, sales and marketing activities, client support services, bad debt expense, impairment charges and corporate management costs.

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

Accounts Receivable: Accounts receivable from customers is presented net of an allowance for doubtful accounts of approximately $10.4 million and $11.6 million at December 31, 2012 and 2011, respectively.

Property and Equipment: Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets or remaining lease terms, whichever is shorter, and is calculated on the straight-line method. Our owned buildings have estimated useful lives ranging from 20 to 39 years and the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Goodwill and Intangible Assets: Goodwill at December 31, 2012 and 2011 was $1,816.9 million and $1,762.6 million, respectively. Intangible assets at December 31, 2012 and 2011, net of accumulated amortization, were $287.6 million and $333.1 million, respectively. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2012, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the discounted cash flow methodology. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

Other Assets: Other assets primarily include the unamortized balance of debt acquisition costs, assets held in non-qualified deferred compensation plans, and the unamortized balance of internally developed capitalized software and licensing agreements. The assets held in the non-qualified deferred compensation plans represent mutual funds invested in debt and equity securities and are classified as trading securities as employees have the ability to change the investment allocation of their deferred compensation at any time. These investments are reported at fair value with unrealized gains (losses) of $3.3 million, $(1.3) million and $2.9 million for the years ended December 31, 2012, 2011, and 2010, respectively, recognized currently within other income. The

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

underlying obligation, recorded in other liabilities, is likewise reported at the investments’ fair value with adjustments recognized currently within compensation expense. Both the investments and the obligations are classified as non-current.

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

Other Long-Term Liabilities: Other long-term liabilities primarily include liabilities held in non-qualified deferred compensation plans, uncertain tax positions and non-current deferred revenue.

Comprehensive Income: Comprehensive income is composed of unrealized gains or losses on foreign currency translation adjustments arising from changes in exchange rates of our foreign subsidiaries. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of comprehensive income. The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are our only components of comprehensive income.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

A reconciliation of the Class L common shares for the year ended December 31, 2011 is presented below, in thousands:

2011
Beginning of period balance	$1,504,445
Accretion of Class L common stock priority return preference	171,567
Executive Deferred Compensation Plan activity	2,826
Purchase of Class L shares	(3,404)
Conversion of Class L common stock to Class A common stock	(1,675,434)

End of period balance	$—

Reclassification of Common Stock:—On December 30, 2011, following the Conversion, all of the then outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the filing of the Charter Amendments (the “Reclassification”). Following the Reclassification, all shares of Common Stock share proportionately in dividends. The Charter Amendments also increased our number of authorized shares to nine hundred million (900,000,000) shares of Class A Common Stock and one hundred million (100,000,000) shares of Class L Common Stock. Following consummation of the Conversion and the Reclassification, we had one billion authorized shares of Common Stock.

As a result of the reclassification of Class A common stock to common stock, references to “Class A common stock” were changed to “common stock” for all periods presented.

Dividend—On August 15, 2012, our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, dividend equivalents were credited to notional shares in deferred compensation accounts.

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

Subsequent Events: In accordance with the provisions of Accounting Standards Codification 855, Subsequent Events (“ASC 855”), we have evaluated subsequent events and have disclosed the nature of those events in note 19. No subsequent events requiring recognition were identified and therefore none were incorporated into the consolidated financial statements presented herein.

Recent Accounting Pronouncements: In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U. S. GAAP and IFRS. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U. S. Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance became effective for the Company January 1, 2012, and the adoption had no effect on our financial position, results of operations or cash flows.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

In September 2011, the FASB issued ASU No. 2011- 08, Intangibles-Goodwill and Other (Topic 350) (ASU 2011-08), permitting entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011- 08 was effective for the Company January 1, 2012 and the adoption had no effect on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013 and the adoption is not expected to have an effect on our financial position, results of operations or cash flows.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Smoothstone

On June 3, 2011, we completed the acquisition of Smoothstone IP Communications Corporation (“Smoothstone”), a provider of cloud-based communications for the enterprise. The acquisition of Smoothstone® added cloud-based IP telephony and network management to our Unified Communications solutions portfolio. The purchase price was $120.0 million and was funded by cash on hand and partial use of our revolving credit facilities. The results of Smoothstone have been included in the Unified Communications segment since June 3, 2011. Subsequent to the acquisition of Smoothstone we changed the name to West IP Communications, Inc. (“WIPC”).

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

Unisfair

On March 1, 2011, we completed the acquisition of Unisfair, Inc. (“Unisfair”), a provider of hosted virtual events and business environments. These virtual events and environments offer a highly interactive experience through speaking sessions, exhibition floors and networking areas that support many business purposes, including sales and lead generation, training, product marketing and corporate and employee communications. The addition of Unisfair® enhances our virtual event offering by permitting us to offer a complete end-to-end solution on a proprietary platform within our Unified Communications segment. The purchase price was $20.1 million and was funded by cash on hand. The results of Unisfair have been included in the Unified Communications segment since March 1, 2011.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

The purchase agreement for POSTcti also included a three year contingent earn-out provision with a maximum payment of approximately £12.0 million and £0.4 million of additional contingent deferred consideration withheld to secure sellers’ indemnification obligations. The majority of the fair value of the contingent earn-out initial liability was based on the expected results of the final twelve months of the three year period. As a result, in order to properly update the fair value of the contingent consideration, it was critical to assess POSTcti’s first 18 months of operational results as well as overall business momentum prior to making any changes related to the expected results for the last 18 months of the earn-out period. During 2012, we completed a formal review of the POSTcti operations to date, reviewed key acquisition assumptions and future performance expectations. Based on the results of these procedures, we determined that a contingent earn-out liability accrual was no longer required. Accordingly, the contingent earn-out liability of approximately $7.9 million was reversed and a corresponding reduction to SG&A expenses was recorded.

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

(Amounts in thousands)	HyperCube	PivotPoint	Contact One	WIPC	Unisfair	TFCC	POSTcti
Working Capital	$1,212	$231	$(390)	$4,635	$(3,011)	$1,080	$(1,255)
Property and equipment	10,114	307	56	1,484	339	3,304	18
Other assets, net	391	30	—	—	42	—	—
Intangible assets	19,110	10,791	2,785	48,610	10,960	17,250	3,859
Goodwill	49,723	11,542	5,189	79,538	15,216	18,870	11,221

Total assets acquired	80,550	22,901	7,640	134,267	23,546	40,504	13,843

Non-current deferred taxes	2,594	—	—	13,182	3,452	—	1,013
Long-term liabilities	50	—	—	1,047	—	—	8,537

Total liabilities assumed	2,644	—	—	14,229	3,452	—	9,550

Net assets acquired	$77,906	$22,901	$7,640	$120,038	$20,094	$40,504	$4,293

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Pro forma

Assuming acquisitions made since January 1, 2011, occurred as of the beginning of the prior annual reporting periods presented, our unaudited pro forma results of operations for the years ended December 31, 2012, 2011 and 2010, respectively, would have been as follows, in thousands:

	2012	2011	2010
Revenue	$2,654,400	$2,598,695	$2,552,516
Net Income	$124,871	$121,895	$38,345
Earnings per common L share—basic		$17.18	$17.07
Earnings per common L share—diluted		$16.48	$16.37
Income (loss) per common share—basic	$0.25	$(0.57)	$(1.50)
Income (loss) per common share—diluted	$0.25	$(0.57)	$(1.50)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

Our 2012 and 2011 acquisitions were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $96.2 million in 2012, $76.5 million in 2011 and $31.7 million in 2010. The net income impact of these acquisitions was not material in any of the years presented. Acquisition costs for the years ended December 31, 2012, 2011 and 2010 of $1.7 million, $4.1 million and $2.2 million, respectively, are included in selling general and administrative expenses.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment for the years ended December 31, 2012 and 2011, in thousands:

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2011	$843,558	$823,513	$1,667,071
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2011	843,558	785,838	1,629,396
Acquisitions	124,989	16,839	141,828
Acquisition accounting adjustments	—	(3,023)	(3,023)
Foreign currency translation adjustment	(5,565)	(1)	(5,566)

Balance at December 31, 2011	962,982	837,328	1,800,310

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at December 31, 2011	962,982	799,653	1,762,635
Acquisitions	—	49,723	49,723
Acquisition accounting adjustments	970	43	1,013
Foreign currency translation adjustment	3,383	97	3,480

Balance at December 31, 2012	967,335	887,191	1,854,526
Accumulated impairment losses	—	(37,675)	(37,675)

Balance at December 31, 2012	$967,335	$849,516	$1,816,851

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

The Company tests goodwill for impairment at the reporting unit level (one level below an operating segment) on an annual basis in the fourth quarter, or more frequently if management believes indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Impairment testing results performed during the fourth quarter of 2012, indicated that the fair value of each of our reporting units as calculated during the step one analysis exceeded the carrying value and therefore we were not required to perform step two analysis for the year ended December 31, 2012.

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

During 2012, we completed the acquisition accounting for Unisfair, TFCC, POSTcti, WIPC, Contact One and PivotPoint with no significant changes required to our provisional acquisition accounting estimates.

During 2011, we completed the purchase price allocation for the acquisitions of TuVox Incorporated (“TuVox”), Specialty Pharmacy Network, Inc. and Holly Australia Pty Ltd. As a result of the TuVox finalization, goodwill was reduced $3.0 million, primarily due to deferred tax adjustments.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

	As of December 31, 2012			Weighted Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Client Relationships	$544,273	$(382,359)	$161,914	9.5
Technology & Patents	120,606	(57,768)	62,838	8.7
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,319	(16,760)	10,559	4.3
Other intangible assets	15,898	(12,647)	3,251	4.3

Total	$755,206	$(469,534)	$285,672

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	As of December 31, 2011			Weighted Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Client Relationships	$538,154	$(341,236)	$196,918	9.2
Technology & Patents	131,446	(61,098)	70,348	10.3
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	26,690	(12,423)	14,267	4.3
Other intangible assets	14,452	(9,948)	4,504	4.6

Total	$757,852	$(424,705)	$333,147

Amortization expense for finite-lived intangible assets was $65.8 million, $61.7 million and $61.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense in millions for the next five years for the intangible assets acquired in all acquisitions completed by us on or prior to December 31, 2012 is as follows:

2013	$53.7 million
2014	$43.5 million
2015	$34.9 million
2016	$25.9 million
2017	$19.8 million

The trade name intangible asset for three acquisitions (InterCall in 2003, Intrado, Inc. (“Intrado”), in 2006 and TeleVox in 2007) have been determined to have an indefinite life based on management’s current intentions. If factors were to change that would indicate the need to assign a finite life to these assets, we will do so and will commence amortization. During the fourth quarter of 2012, we performed our annual impairment analysis for these trade names using the relief-from-royalty methodology. No trade names were determined to be impaired during 2012.

In December 2012, we sold certain patents with a net carrying amount of $4.2 million.

During 2011, it was determined that the use of Positron and ConferenceCall.com as trade names, previously considered indefinite lived, should be changed to a finite life as current customers are moved toward greater recognition of the Intrado brand name for the next generation of Public Safety services and the InterCall brand name for Unified Communications services.

The following table summarizes the finite-lived intangible assets acquired in the acquisitions made since January 1, 2011:

(Amounts in thousands)	Customer Relationships	Technology	Non-Compete Agreements	Trade Names	Total	Amortization Period (Years)	Amortization recorded in
							2012	2011
2012 Acquisition:
HyperCube	$13,800	$4,300	$450	$560	$19,110	3 to 19	$7,873	$—
2011 Acquisitions:
PivotPoint	$8,500	$2,121	$170	$—	$10,791	1.5 to 10	$1,859	$1,371
Contact One	1,500	1,000	220	65	2,785	3 to 10	529	164
WIPC	29,400	15,400	2,650	1,160	48,610	1.5 to 15	6,768	3,420
Unisfair	2,700	8,000	—	260	10,960	3 to 10	1,606	1,889
TFCC	13,600	2,250	690	710	17,250	5 to 15	2,212	1,791
POSTcti	1,767	1,445	37	610	3,859	3 to 10	736	722

	$71,267	$34,516	$4,217	$3,365	$113,365		$21,583	$9,357

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

4.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, in thousands, consisted of the following as of:

	December 31,
	2012	2011
Land and improvements	$8,209	$8,209
Buildings	103,869	101,972
Telephone and computer equipment	881,886	808,047
Office furniture and equipment	67,377	64,963
Leasehold improvements	106,021	107,906
Construction in progress	42,511	41,973

	$1,209,873	$1,133,070

We lease certain land, buildings and equipment under operating leases which expire at varying dates through April 2022. Rent expense on operating leases was approximately $49.5 million, $42.5 million and $44.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, exclusive of related-party lease expense. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, in thousands, are as follows:

Year Ending December 31,	Non- Related Party Operating Leases	Related Party Operating Lease	Total Operating Leases
2013	$35,158	$365	$35,523
2014	28,249	365	28,614
2015	18,829	365	19,194
2016	11,181	365	11,546
2017	9,731	305	10,036
2018 and thereafter	23,379	—	23,379

Total minimum obligations	$126,527	$1,765	$128,292

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	December 31,
	2012	2011
Deferred revenue and customer deposits, net of long-term deferred revenue of $33,286 and $4,463	$93,144	$78,173
Accrued wages	47,240	54,259
Interest payable	39,868	47,724
Accrued other taxes (non-income related)	38,608	37,980
Accrued phone	36,105	27,500
Accrued employee benefit costs	11,414	12,763
Accrued lease expense	8,392	7,211
Income taxes payable	4,336	17,997
Interest rate hedge position	2,346	5,194
Other current liabilities	30,843	34,635

	$312,296	$323,436

6.	RELATED PARTIES

Management Services

Affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC provide management and advisory services pursuant to the management services agreement entered into in connection with the consummation of the recapitalization. The fees for services and expenses were $4.1 million for the years ended December 31, 2012 and 2011 and $4.2 million for the year ended December 31, 2010. On October 2, 2009, the Company filed a Registration Statement on Form S-1 (Registration No. 333-162292) with the Securities Exchange Commission and has made subsequent amendments. Upon successful completion of the Proposed Offering, the contract for management services with the affiliates of Thomas H. Lee Partners, L.P. and Quadrangle Group LLC would be terminated. The early termination of this agreement will require a payment of an amount equal to the net present value (using a discount rate equal to the then prevailing yield on the U.S. Treasury Securities of like maturity) of the $4.0 million annual management fee that would have been payable under the management services agreement from the date of termination until the seventh anniversary of such termination, such fee to be due and payable at the closing of the offering.

Lease

We lease certain office space owned by a partnership whose partners own approximately 24% of our common stock at December 31, 2012. Related party lease expense was approximately $0.7 million each year for the years ended December 31, 2012, 2011 and 2010. The lease expires in 2017. The lease contains a change of control provision which provides either party, with ninety day notice, an option for early termination of the lease effective August 31, 2014.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7.	LONG-TERM OBLIGATIONS

Long-term obligations, in thousands, consisted of the following as of:

	December 31,
	2012	2011
Senior Secured Term Loan Facility, repaid in 2012	$—	$448,434
Senior Secured Term Loan Facility, due 2016	1,452,506	1,467,931
11% Senior Subordinated Notes, due 2016	450,000	450,000
Senior Secured Term Loan Facility, due 2018	965,150	—
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	4,017,656	3,516,365

Less: current maturities	(25,125)	(15,425)

Long-term obligations	$3,992,531	$3,500,940

On August 15, 2012, we amended our senior secured credit facilities by entering into an amendment to our amended and restated credit agreement (as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement provided for new senior secured term loans in a principal amount of $970.0 million, due June 30, 2018 (the “New Term Loans”). The net proceeds of the New Term Loans were used to repay approximately $448.4 million in term loans due October 24, 2013, to fund a special cash dividend to our stockholders and to pay fees and expenses related to the execution of the amendment and related transactions. The interest rate margins for the New Term Loans are 4.50%, for LIBOR rate loans, and 3.50%, for base rate loans. The Amended Credit Agreement also provides for interest rate floors applicable to the New Term Loans and the remaining term loans under our senior secured credit facilities. The interest rate floors are 1.25%, for the LIBOR component of the LIBOR rate loans, and 2.25%, for the base rate component of the base rate loans. The Amended Credit Agreement also provides for a soft call option applicable to the New Term Loans and the remaining term loans under the senior secured credit facilities. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the first anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions. The Amended Credit Agreement also modified the financial covenants and certain covenant baskets.

Interest expense during 2012, 2011 and 2010 on these long-term obligations was approximately $271.9 million, $267.7 million and $252.7 million, respectively.

Future maturities of long-term debt, in thousands, were:

Year Ending December 31,	Amount
2013	$25,125
2014	$25,125
2015	$25,125
2016	$1,865,927
2017	$9,700
Thereafter	$2,066,654

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Senior Secured Term Loan Facility.

Our senior secured term loan facility bears interest at variable rates. The amended and restated senior secured term loan facility requires annual principal payments of approximately $25.1 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $1,398.5 million and $911.8 million, respectively.

The interest rate margins for the amended and restated senior secured term loans due 2016 are based on our corporate debt rating based on a grid, which ranges from 4.00% to 4.625% for LIBOR rate loans (LIBOR plus 4.25% at December 31, 2012), and from 3.00% to 3.625% for Base Rate loans (Base Rate plus 3.25% at December 31, 2012). The interest rate margins for the New Term Loans are 4.50%, for LIBOR rate loans, and 3.50%, for base rate loans. The Amended Credit Agreement also provides for interest rate floors applicable to the New Term Loans and the remaining term loans under our senior secured credit facilities. The interest rate floors are 1.25%, for the LIBOR component of the LIBOR rate loans, and 2.25%, for the base rate component of the base rate loans. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2012 and 2011 were 5.76% and 6.22%, respectively. As a result of the repayment of the 2013 term loan, the associated unamortized deferred debt issuance costs of $2.7 million were fully amortized and recorded as interest expense during 2012.

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

Senior Secured Revolving Credit Facility.

Our senior secured revolving credit facility bears interest at variable rates. Prior to October 24, 2012, our senior secured revolving credit facilities provided senior secured financing of up to $250 million with $92 million maturing on October 24, 2012 (original maturity), and $158 million maturing on January 15, 2016 (extended maturity). We had previously received commitments for $43 million of additional extended maturity senior secured revolving credit facility commitments. Pursuant to Amendment No. 2 to the Amended Credit Agreement, dated as of October 24, 2012, the commitments replaced a portion of the original maturity senior secured revolving credit facility. Subsequent to October 24, 2012, our senior secured revolving credit facility provides senior secured financing up to approximately $201 million.

The original maturity senior secured revolving credit facility pricing was based on our total leverage ratio and the grid ranged from 1.75% to 2.50% for LIBOR rate loans (LIBOR plus 1.75% at maturity, October 24, 2012), and the margin ranged from 0.75% to 1.50% for base rate loans (Base Rate plus 0.75% at October 24, 2012). We were required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the original maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the original maturity senior secured revolving credit facility was subject to adjustment based upon our total leverage ratio. During 2012, the original maturity senior secured revolving credit facility was undrawn.

The extended maturity senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at December 31, 2012), and the margin ranges from 1.75% to 2.50% for base rate loans (Base Rate plus 2.0% at December 31, 2012). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

under the extended maturity senior secured revolving credit facility. The commitment fee in respect of unused commitments under the extended maturity senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The average daily outstanding balance of the original and extended maturity senior secured revolving credit facility during 2012 and 2011 was $1.3 million and $4.8 million, respectively. The highest balance outstanding on the original and extended maturity senior secured revolving credit facility during 2012 and 2011 was $19.9 million and $50.5 million, respectively.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association, was amended and extended. The amended and extended facility provides for $150.0 million in available financing and was extended to September 12, 2014, reduced the unused commitment fee to 50 basis points and lowered the LIBOR spread grid on borrowings, based on our total leverage ratio to 1.50% to 2.0% (LIBOR plus 1.75% at December 31, 2012). Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At December 31, 2012 and 2011, this facility was undrawn. The highest balance outstanding during 2012 and 2011 was $39.0 million and $84.5 million, respectively.

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

Debt Covenant Compliance

At December 31, 2012, we were in compliance with the covenants associated with all of our credit facilities.

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

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At December 31, 2012, the notional amount of debt outstanding under interest rate swap agreements was $500.0 million. The fixed interest rate on the interest rate swaps ranges from 1.685% to 1.6975%.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$2,346	Accrued expenses	$5,194
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	1,911

		$2,346		$7,105

The following presents, in thousands, the impact of interest rate swaps on the consolidated statements of operations for 2012, 2011 and 2010, respectively.

Derivatives designated as hedging instruments	Amount of gain (loss) recognized in OCI for the years ended December 31,			Amount of gain (loss) recognized in earnings on hedges (ineffective portion) for the years ended December 31,
	2012	2011	2010	2012	2011	2010
Interest rate swaps	$2,950	$7,260	$(4,602)	$—	$202	$179

Location of (gain) loss reclassified from OCI into net income				Amount of gain (loss) reclassified from OCI into earnings for the years ended December 31,
				2012	2011	2010
Interest expense				$(6,910)	$(5,188)	$—

9.	INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2012	2011	2010
Income (loss) before income taxes:
United States	$69,363	$57,339	$(12,202)
Foreign	138,246	147,188	132,982

	$207,609	$204,527	$120,780

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2012	2011	2010
Current income tax expense:
Federal	$41,113	$3,456	$8,174
State	6,302	5,321	3,547
Foreign	33,335	44,541	27,918

	80,750	53,318	39,639

Deferred income tax expense (benefit):
Federal	(5,688)	26,183	14,290
State	(488)	2,750	1,225
Foreign	7,494	(5,217)	5,322

	1,318	23,716	20,837

Total income tax expense	$82,068	$77,034	$60,476

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Foreign items	5.1%	3.6%	1.2%
State income taxes, net of Federal benefit	2.0%	1.6%	2.1%
Change in valuation allowance	-1.7%	-2.6%	0.0%
Federal tax credits	-0.9%	-1.0%	-1.6%
Non-deductible meals	0.3%	0.2%	0.4%
Uncertain tax positions	0.2%	-0.6%	1.3%
Goodwill impairment	0.0%	0.0%	11.2%
Share based compensation	0.0%	1.9%	0.0%
Other	-0.5%	-0.4%	0.5%

	39.5%	37.7%	50.1%

In 2012, 2011, and 2010, income tax benefits attributable to employee stock option transactions of $15.6 million, $1.4 million and $1.6 million, respectively were allocated to shareholders’ equity.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively extended the U.S. research and experimentation tax credit and certain employment tax credits from January 1, 2012 through December 31, 2013. West Corporation is currently evaluating the impact of this legislation and expects to recognize a related benefit in the first quarter 2013.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Significant temporary differences between reported financial and taxable earnings that give rise to deferred income tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carryforwards	$126,556	$136,159
Benefit plans	27,691	22,248
Accrued expenses	12,260	16,292
Tax credits	12,327	13,022
Interest rate hedge activities	1,125	2,934
Reserves not currently deductible for tax purposes	6,078	9,700
Allowance for doubtful accounts	2,478	2,937
Foreign currency translation	1,867	3,373
Other	12,336	3,253

Gross deferred income tax assets	202,718	209,918

Less valuation allowance	(112,626)	(114,686)

Total deferred income tax assets	$90,092	$95,232

Deferred income tax liabilities:
Acquired intangibles amortization	$140,109	$142,235
Excess tax depreciation over financial depreciation	36,264	32,135
International earnings	27,080	27,097
Prepaid expenses	5,889	5,218

Total deferred income tax liabilities	209,342	206,685

Net deferred income tax liability	$119,250	$111,453

Deferred income tax assets / liabilities included in the balance sheet are:
Deferred income tax asset—current	$13,148	$10,068
Deferred income tax liability—long-term	132,398	121,521

Net deferred income taxes	$119,250	$111,453

At December 31, 2012, we had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $321.7 million which resulted in a net deferred tax asset of $26.2 million which is available to reduce future taxes. The NOL carryforwards are all attributable to acquired companies. The deferred tax assets at December 31, 2012 that are associated with NOLs and tax credit carryforwards, in the significant tax jurisdictions, not reduced by valuation allowances expire in periods starting 2013 through 2031. The valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, were $112.6 million at December 31, 2012 and $114.7 million at December 31, 2011. Our valuation allowance decreased by $2.0 million in 2012 as a result of the following: releasing valuation allowances related to the utilization of NOLs during the year that had full valuation allowances, planning related to the utilization of future NOLs and changes in income tax rates. Also included in the net long-term deferred tax liability are offsetting amounts, $15.6 million, relating to cancellation of indebtedness (income) and original issue discount (interest expense) related to the Fifth Amendment of the Credit Agreement entered into on August 28, 2009 and the Amendment and Restatement entered into on October 5, 2010.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. The number of tax years that remain open and subject to tax audits varies depending upon the tax jurisdiction. Our most significant taxing jurisdictions include the U.S., United Kingdom and France. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At December 31, 2012, we were not under examination by the U.S. Internal Revenue Service. At December 31, 2012, we believe the aggregate amount of any additional tax liabilities that may result from examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

The following summarizes the activity related to our unrecognized tax benefits recorded in accordance with ASC 740-10 in 2012, 2011 and 2010, in thousands:

Balance at January 1, 2010	$17,940
Increases for positions taken in current year	4,283
Decrease due to settlements with taxing authorities	(539)
Expiration of the statute of limitations for the assessment of taxes	(2,248)

Balance at December 31, 2010	19,436
Increases for positions taken in current year	3,680
Decreases for positions taken in prior years	(3,817)
Decrease due to settlements with taxing authorities	(2,309)

Balance at December 31, 2011	16,990
Increases for positions taken in current year	2,502
Decreases for positions taken in prior years	(4,533)
Decrease due to settlements with taxing authorities	(168)
Expiration of the statute of limitations for the assessment of taxes	(801)

Balance at December 31, 2012	$13,990

The unrecognized tax benefits at December 31, 2012 were $11.8 million of tax benefits that, if recognized, would affect our effective tax rate. We recognize interest related to unrecognized tax benefits and penalties as income tax expense. During the years ended December 31, 2012 and 2011, we reduced the accrued interest by approximately $0.2 million and $0.4 million, respectively. During the year ended December 31, 2010, we increased the interest accrual by approximately $0.1 million. During the year ended December 31, 2012, we increased the accrual of penalties related to uncertain tax positions by approximately $0.1 million. During the years ended December 31, 2011 and 2010 we reduced the accrual of penalties related to uncertain tax positions by $0.5 million and $0.1 million, respectively. At December 31, 2012 and 2011, the aggregate recorded liability for interest and potential penalties was $6.0 million and $6.2 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We have historically determined that the undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability totaling $27.1 million at December 31, 2012 and 2011, on such foreign source income. For the years ended December 31, 2012 and 2011, we have accrued U.S. income taxes on $167.8 million and $145.4 million of unremitted foreign earnings and profits. At December 31, 2012, we have determined we have foreign earnings of approximately $148.3 million which will be indefinitely reinvested and therefore deferred income taxes of approximately $25.1 million have not been provided on such foreign subsidiary earnings.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Nonqualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with the provisions of Accounting Standards Codification 320 Investments—Debt and Equity Securities (“ASC 320”) considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market therefore, the fair value of these securities is determined by Level 1 inputs.

We evaluate classification within the fair value hierarchy at each period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

	Fair Value Measurement at December 31, 2012 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets

Trading securities	$46,144	$46,144	$—	$—	$46,144

Liabilities

Interest rate swaps	$2,346	$—	$2,346	$—	$2,346

	Fair Value Measurement at December 31, 2011 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets

Trading securities	$29,535	$29,535	$—	$—	$29,535

Liabilities

Interest rate swaps	$7,105	$—	$7,105	$—	$7,105

The fair value of our 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes, based on market quotes which we determined to be Level 1 inputs, at December 31, 2012 was approximately $1,667.9 million compared to the carrying amount of $1,600.0 million. The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at December 31, 2012 was approximately $2,455.1 million compared to the carrying amount of $2,417.7 million. The fair value of our senior secured term loan facility, 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes at December 31, 2011 was approximately $3,529.0 million compared to the carrying amount of $3,516.4 million.

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC Topic 820. As such, property and equipment with a net carrying amount totaling $3.7 million were written down to zero during 2012. This write-down was the result of the abandonment of capitalized costs incurred during the development of an internally developed software payroll application and was recorded in SG&A.

11.	OFF—BALANCE SHEET ARRANGEMENTS

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of certain operating subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through August 2013 and are renewed as required. The outstanding commitments on these obligations at December 31, 2012 and 2011 were $18.6 million and $20.0 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

12.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plan

We have a 401(k) plan, which covers substantially all employees eighteen years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit, whichever is less, if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $8.2 million, $8.3 million and $7.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In the United Kingdom we have a Group Personal Pension Plan which is available to all employees upon the successful completion of their 3 month probationary period. Under the plan, we match employee contributions up to a maximum of 3% of their base salary. Contributions are invested immediately in the members own fund choice or the default investment option should members not wish to make their own investment choices. Contributions into the pension plan are paid via a salary sacrifice method and therefore all contributions into the Plan, unless an employee has chosen to opt-out of this facility, are classified as employer contributions. Total employer contributions under the plan were approximately $0.9 million, $1.0 million, and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In Canada we have a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Program (“GRRSP”), which covers substantially all employees who have materially and significantly contributed to the prosperity and profits of the Company. Under the plan, we match 50% of employees’ regular contributions to the GRRSP up to 3% of their earnings or the statutory limit, whichever is less. Our matching contributions vest 100% on the second anniversary of membership in the DPSP. Total employer contributions under the plan were approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, subject to the combined limits of the 401(k) plan and the Trust. Matching contributions 100% vest after completion of three years of service. Our total contributions under the plan for the years ended December 31, 2012, 2011 and 2010 were approximately $2.1 million, $2.0 million and $2.0 million, respectively. Assets under the Trust at December 31, 2012 and 2011 were $33.3 million and $28.3 million, respectively.

We also maintain a Nonqualified Deferred Compensation Plan (as amended from time to time, the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees approved by the board of directors may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or in notional equity shares of the Company. We match a percentage of any amounts invested in notional equity shares (50% during 2012, 2011 and 2010). Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or the date the executive first participates in the Deferred Compensation Plan. Amounts deferred

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

under the Deferred Compensation Plan and any earnings credited thereunder shall be held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors. Our total contributions for the years ended December 31, 2012, 2011 and 2010 under the plan were approximately $1.8 million, $2.0 million and $1.2 million, respectively. Assets under the Deferred Compensation Plan at December 31, 2012 and 2011 were $10.0 million and $1.2 million, respectively. The fair value of notional equity shares in the Deferred Compensation Plan at December 31, 2012 and 2011 were $31.3 million and $42.6 million, respectively.

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

On August 15, 2012, our Board of Directors declared a special cash dividend of $1.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, the Board of Directors authorized equivalent cash payments and/or adjustments to holders of outstanding stock options to reflect the payment of such dividend as required by the existing terms of our incentive plans. In addition, in connection with such payment, our Board of Directors accelerated the vesting of certain stock options that were granted in 2012 and scheduled to vest in 2013. The share-based compensation recorded as a result of the accelerated vesting was $6.8 million. For options granted in 2012 and scheduled to vest in 2014 through 2016, no dividend equivalent was paid but the option exercise price was reduced by $1.00 to $3.19. Options granted prior to 2012 and options granted in 2012 originally scheduled to vest in 2013 participated in the dividend equivalent payment with no modification to the option exercise price. In conjunction with the refinancing and dividend, an appraisal of the Company was performed by Corporate Valuation Advisors, Inc., and approved by management and the Board of Directors, of the fair market value of each respective stock option grant and the underlying share of common stock both before and immediately after the dividend and refinancing. An additional $1.5 million share-based compensation charge was recorded on option grants where the fair market value of the option and dividend equivalent paid, if any, exceeded the fair market value of the option before dividend and refinancing.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Stock Options

The following table presents the stock option activity under the EIP for the years ended December 31, 2012, 2011 and 2010, respectively:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2010	454,347	2,501,500	$2.42
Granted	(235,000)	235,000	9.04
Canceled	114,100	(114,100)	3.22
Exercised	—	(78,400)	2.00

Balance at December 31, 2010	333,447	2,544,000	3.00
Granted	(160,000)	160,000	10.60
Canceled	101,500	(101,500)	6.37
Exercised	—	(78,000)	2.05
December, 2011 amendment to the Plan	27,159,136	—	—

Balance at December 31, 2011	27,434,083	2,524,500	3.38
Granted	(20,920,000)	20,920,000	3.44
Canceled	289,500	(289,500)	4.71
Exercised	—	(191,700)	1.75

Balance at December 31, 2012	6,803,583	22,963,300	$3.43

At December 31, 2012, we expect that 72% of options granted will vest over the vesting period.

At December 31, 2012, the intrinsic value of vested options was zero.

The following table summarizes the information on the options granted under the EIP at December 31, 2012:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.64	1,512,800	3.94	$1.64	1,512,800	$1.64
$3.19	15,551,250	9.25	$3.19	—	—
$3.61	197,500	6.00	$3.61	158,000	$3.61
$4.19	5,183,750	9.25	$4.19	5,183,750	$4.19
$6.36	205,000	5.08	$6.36	164,000	$6.36
$9.04	193,000	7.33	$9.04	77,200	$9.04
$10.60	120,000	8.08	$10.60	24,000	$10.60

$1.64 - $10.60	22,963,300	8.81	$3.43	7,119,750	$3.76

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Executive Management Rollover Options		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at January 1, 2010	17	295,454	$33.33
Exercised	—	(8,128)	33.00

Balance at December 31, 2010	17	287,326	33.34
Exercised	—	(18,975)	32.08
Conversion and reclassification	804	12,690,319	(32.7377)

Balance at December 31, 2011	821	12,958,670	0.6923
Exercised	—	(10,658,047)	0.6942

Balance at December 31, 2012	821	2,300,623	$0.6834

Prior to the conversion, an Equity Strip was comprised of eight options of Class A common stock and one option of Class L common stock. The rollover options are fully vested.

The following table summarizes the outstanding and exercisable information on management rollover options granted under the EIP at December 31, 2012:

Outstanding and Exercisable
Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
2,300,623	1.46	$0.6834

The aggregate intrinsic value of these options at December 31, 2012 was approximately $5.7 million.

We account for the stock option grants under the EIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the EIP during 2012 were $1.53 for initial awards in March. The fair value of the option awards on which vesting was accelerated was $0.74. The fair value of the option awards on which the exercise price was reduced by the amount of the dividend, $1.00, was $1.12. The fair value of the option awards granted under the EIP during 2011 was $3.92. We have estimated the fair value of EIP option awards on the grant date or date of award modification using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	2012 Grant as modified
	Accelerated Vesting	Reduced Exercise Price	Initial 2012 grant	2011
Risk-free interest rate	0.63%	0.86%	1.35%	1.87%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.9%	35.1%	34.7%	33.2%
Expected life (years)	4.83	6.15	6.3	6.5

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

At December 31, 2012 and 2011, there was approximately $14.6 million and $1.0 million of unrecorded and unrecognized compensation cost related to unvested stock options under the EIP, respectively, which will be recognized over the remaining vesting period of approximately four years.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Restricted Stock

The Company is party to Restricted Stock Award and Special Bonus Agreements and Restricted Stock Award Agreements (collectively, “Restricted Stock Agreements”) with certain officers and employees of the Company, which Restricted Stock Agreements provide for the issuance of shares of Common Stock that are subject to time or performance vesting. On December 30, 2011, the Board of Directors approved the amendment of the Restricted Stock Agreements with each of the current employees party to a Restricted Stock Agreement with the Company in accordance with the terms of the EIP to provide for immediate vesting of all shares awarded thereunder outstanding for more than five years, such vesting became effective with the Conversion. For shares outstanding for less than five years, the board of directors approved the amendment to the Restricted Stock Agreement to provide for vesting of all such awards upon the earlier of the five year anniversary of grant and a change of control of the Company. The amendments to the Restricted Stock Agreements provided for the acceleration of an aggregate of 4,371,864 shares of Common Stock. Previously, Tranches 2 and 3 of these awards vested only upon meeting certain performance criteria and therefore share based compensation had not been recognized. The amendments to the Restricted Stock Agreements resulted in the recognition in 2011 of $18.5 million of share based compensation in selling, general and administrative expense for the fair value of the vested Tranche 2 and 3 shares which had been outstanding for more than five years.

Prior to the December 30, 2011 amendment of the Restricted Stock Agreements, grants of restricted stock under the EIP were in three Tranches: 33.33% of the shares in Tranche 1, 22.22% of the shares in Tranche 2 and 44.45% of the shares in Tranche 3. Restricted stock acquired under the EIP vested during the grantee’s employment by the Company or its subsidiaries in accordance with the provisions of the EIP, as follows: The Tranche 1 shares vested over a period of five years, with 20% of the shares vested at the end of each year. Notwithstanding the above, 100% of a grantee’s outstanding and unvested Tranche 1 shares shall vest immediately upon a change of control. The vesting schedule for Tranche 2 and Tranche 3 shares previously were subject to the Total Return of the Sponsors and the Sponsor internal rate of return as of an exit event, subject to certain terms and conditions.

Restricted Stock activity under the EIP for 2012, 2011 and 2010 are set forth below:

		Restricted Stock Outstanding
	Restricted Stock Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value

Balance at January 1, 2010	85,933	8,106,660	$1.88
Granted	(2,500)	2,500	9.04
Canceled	146,670	(146,670)	3.00
Purchased as treasury shares	—	(28,330)	2.01

Balance at December 31, 2010	230,103	7,934,160	1.85
Purchased as treasury shares	—	(8,770)	1.43

Balance at December 31, 2011	230,103	7,925,390	1.85
Canceled	166,675	(166,675)	1.43

Balance at December 31, 2012	396,778	7,758,715	$1.86

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes the information on the restricted stock granted under the EIP at December 31, 2012:

Outstanding			Vested
Range of Grant Prices	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
$ 1.43	7,261,215	$1.43	7,194,555	$1.43
$ 3.61	25,000	$3.61	5,000	$3.61
$ 6.36	70,000	$6.36	18,665	$6.36
$ 9.04	402,500	$9.04	80,325	$9.04

$1.43 - $9.04	7,758,715	$1.85	7,298,545	$1.86

We account for the restricted stock in accordance with ASC 718. Share based compensation for 2012, 2011 and 2010 for the EIP restricted stock grants was approximately $1.2 million, $19.9 million and $1.5 million, respectively. No restricted stock was granted in 2012 or 2011. We have estimated the fair value of EIP restricted stock grants on the grant date using a Black-Scholes option pricing model that uses the same assumptions noted above for the EIP option awards.

At December 31, 2012 and 2011, there was approximately $1.3 million and $3.1 million of unrecorded and unrecognized compensation cost related to unvested restricted stock under the EIP, respectively, which will be recognized over the remaining vesting period of approximately two and one half years.

Stock-Based Compensation Expense

For the years 2012, 2011 and 2010, stock-based compensation expense was $25.8 million, $23.3 million and $4.2 million, respectively. The net income effect of stock-based compensation expense for 2012, 2011 and 2010 was approximately $15.6 million, $19.0 million and $2.6 million, respectively.

13.	EARNINGS PER SHARE

On October 2, 2009, the Company announced its intention to commence an equity offering and accordingly is providing the following information related to earnings per share.

On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock and thereafter the reclassification of all of our Class A Common Stock as a single class of Common Stock. As a result, earnings per share calculations in 2012 and future periods will be presented as a single class of Common Stock.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The Class L stock was considered a participating stock security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with ASC 260 Earnings Per Share. Losses were not allocated to the Class L stock in the computation of basic earnings per share as the Class L stock was not obligated to share in losses.

Prior to the Conversion, basic earnings per share (“EPS”) excluded the effect of common stock equivalents and was computed using the “two-class” computation method, which divided earnings attributable to the Class L preference from total earnings. Any remaining income or loss was attributed to the common shares. Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Year Ended December 31,
(Amount in thousands)	2011	2010
Net income	$127,493	$60,304
Less: accretion of Class L Shares	171,567	170,265
Net loss attributable to common stock	(44,074)	(109,961)
Income attributable to Class L Shares (1)	171,567	170,265

(1)	Prior to the Conversion, the Class L shareholders were allocated their priority return which is equivalent to the accretion, while any losses were allocated to common shareholders as the Class L shareholders did not have a contractual obligation to share in losses.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2012	2011	2010
Earnings (loss) per common share:
Basic Class L		$17.18	$17.07
Basic common	$0.26	$(0.50)	$(1.25)

Diluted Class L		$16.48	$16.37
Diluted common	$0.25	$(0.50)	$(1.25)

Weighted average number of shares outstanding:
Basic Class L		9,984	9,975
Basic common	492,224	87,912	87,955

Dilutive impact of stock options:

Class L shares		424	424
Common shares	15,963	—	—

Diluted Class L shares		10,408	10,399
Diluted common shares	508,187	87,912	87,955

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive effect on earnings per share. At December 31, 2012, 21,450,500 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

computation of shares contingently issuable upon exercise of the options. At December 31, 2011 and 2010, for purposes of calculating the diluted earnings per share for the common shares, 2,524,500 and 2,544,000 options outstanding to purchase common shares, respectively, were excluded from the computation of diluted common shares outstanding as the income allocable to the common shares was a loss, therefore the effect was anti-dilutive.

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

We operate in two business segments:

Unified Communications, including conferencing and collaboration services, event services, IP-based unified communication solutions and alerts and notification services; and

Communication Services, including emergency communications, automated call processing, telephony / interconnect services and agent-based services.

	For the year ended December 31,
	2012	2011	2010
Revenue:
Unified Communications	$1,451,301	$1,364,032	$1,220,216
Communication Services	1,198,320	1,137,900	1,173,945
Intersegment eliminations	(11,597)	(10,607)	(5,950)

Total	$2,638,024	$2,491,325	$2,388,211

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$88,253	$85,566	$87,278
Communication Services	94,169	86,342	83,052

Total	$182,422	$171,908	$170,330

Operating Income:
Unified Communications	$384,565	$363,226	$320,411
Communication Services	93,610	104,902	99,770

Total	$478,175	$468,128	$420,181

Capital Expenditures:
Unified Communications	$63,236	$61,063	$51,077
Communication Services	55,519	46,952	50,515
Corporate	9,674	12,107	20,457

Total	$128,429	$120,122	$122,049

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	As of December 31,
	2012	2011	2010
Assets:
Unified Communications	$1,629,019	$1,620,444	$1,401,242
Communication Services	1,437,695	1,379,125	1,375,643
Corporate	381,439	227,949	228,365

Total	$3,448,153	$3,227,518	$3,005,250

Platform-based service revenue includes services provided in both the Unified Communications Services and Communication Services segments, while agent-based service revenue is provided in the Communication Services segment. Revenue from platform-based services was $1,886.5 million, $1,759.0 million and $1,619.9 million in 2012, 2011 and 2010, respectively.

For 2012, 2011 and 2010, our largest 100 clients represented approximately 57%, 55% and 57% of total revenue, respectively. In 2012, no client represented more than 10% of our aggregate revenue. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during 2011 and 2010 was approximately 10% and 11%, respectively.

No individual country outside of the United States accounted for greater than 10% of aggregate revenue for 2012, 2011 or 2010. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	2012	2011	2010
Revenue:
Americas—United States	$2,149,971	$2,018,179	$1,979,372
Europe, Middle East & Africa (EMEA)	296,705	292,397	263,603
Asia-Pacific	168,046	154,238	125,267
Americas—Other	23,302	26,511	19,969

Total	$2,638,024	$2,491,325	$2,388,211

	As of December 31,
	2012	2011	2010
Long-Lived Assets:
Americas—United States	$2,446,090	$2,373,428	$2,192,157
Europe, Middle East & Africa (EMEA)	210,902	206,598	210,689
Asia-Pacific	27,787	21,599	19,646
Americas—Other	2,282	4,107	5,731

Total	$2,687,061	$2,605,732	$2,428,223

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(3.5) million, $4.2 million and $(2.8) million in 2012, 2011 and 2010, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

16.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2012, three customers accounted for $55.7 million or 12.2% of gross accounts receivable, compared to $44.5 million, or 10.8% of gross receivables at December 31, 2011. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts and notes receivable. At February 1, 2013, $42.2 million, or 76%, of the December 31, 2012 accounts receivable from the three customers noted above had been received.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$262,216	$243,825	$231,698
Cash paid for redemption call premium on 2014 Senior Notes	$—	$—	$32,759
Cash paid for income taxes, net of $5,546, $ 8,069 and $1,033 for refunds in 2012, 2011 and 2010	$82,407	$28,934	$28,439
SUPPLEMENTAL DISCLOSURE OF CASH INVESTING ACTIVITIES:
Collections applied to principal of portfolio receivables	$—	$—	$13,739
SUPPLEMENTAL DISCLOSURE OF CASH FINANCING ACTIVITIES:
Payments of portfolio notes payable	$—	$—	$686
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$18,471	$15,531	$13,322
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Net settlement of stock options exercised	$9,405	$—	$—
Net settlement of shares issued from the deferred compensation plan	$2,231	$—	$—
Conversion of Class L common shares to Class A common shares	$—	$1,675,434	$—
Stock and stock options exchanged in cashless exercises of stock options	$—	$1,688	$—

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2012 and 2011, in thousands.

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012 (1)	December 31, 2012
Revenue	$639,062	$661,895	$656,896	$680,171	$2,638,024
Cost of services	291,702	307,286	307,699	317,772	1,224,459

Gross Profit	347,360	354,609	349,197	362,399	1,413,565
SG&A	233,118	233,110	231,905	237,257	935,390

Operating income	114,242	121,499	117,292	125,142	478,175

Net income	$34,044	$36,694	$22,096	$32,707	$125,541

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(2)
Revenue	$610,818	$622,820	$632,803	$624,884	$2,491,325
Cost of services	271,603	276,220	284,406	281,060	1,113,289

Gross Profit	339,215	346,600	348,397	343,824	1,378,036
SG&A	220,408	223,849	216,450	249,201	909,908

Operating income	118,807	122,751	131,947	94,623	468,128

Net income	$34,580	$34,378	$37,347	$21,188	$127,493

(1)	Results of operations in the third quarter of 2012 were affected by a pre-tax $10.0 million expense associated with the dividend equivalent attributed to participants in our Deferred Compensation Plan, $8.3 million of additional share based compensation associated with the dividend and $10.3 million of additional interest expense incurred with the refinancing for the additional borrowings of approximately $521.6 million due to the dividends declared and dividend equivalents paid in August 2012.
(2)	Results of operations in the fourth quarter of 2011 were affected by a pre-tax $18.5 million share based compensation expense for the modification of vesting criteria of restricted stock grants. $12.1 million was not deductible for tax purposes.

19.	SUBSEQUENT EVENTS

On February 7, 2013, we received lender consent to amend the credit agreement governing our senior secured credit facilities. The amendment to the credit agreement is expected to modify our senior secured credit facilities as follows: (i) reduce the applicable margins of each of the existing term loan tranches by 1.25% and lower the LIBOR and base rate floors of each of the existing term loan tranches by 0.25%; (ii) extend the maturity of all or a portion of the term loans due July 2016 to June 2018; and (iii) add a further step down to the applicable margins of each of the existing term loan tranches by 0.50% conditioned upon completion by the Company of an initial public offering and the Company attaining and maintaining a total leverage ratio less than or equal to 4.75:1.00. We expect to incur refinancing expenses of approximately $24 million for the soft-call premium and $5 million for fees and expenses in connection with the amendment.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Following effectiveness of the amendment, the interest rate margins for the term loans due 2016 will range from 2.50% to 3.00% for LIBOR rate loans, and from 1.50% to 2.00% for base rate loans, the interest rate margins for the term loans due 2018 will range from 2.75% to 3.25% for LIBOR rate loans, and 1.75% to 2.25% for base rate loans, and the interest rate floor will be 1.00% for the LIBOR component of the LIBOR rate loans and 2.00% for the base rate component of the base rate loans. The amendment also provides for a soft call option applicable to all of the new term loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six month anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions. The effectiveness of the amendment is subject to customary conditions.

20.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

West Corporation and our U.S. based 100% owned subsidiary guarantors, jointly, severally, fully and unconditionally are responsible for the payment of principal, premium and interest on our senior notes and senior subordinated notes. Presented below, in thousands, is condensed consolidated financial information for West Corporation and our subsidiary guarantors and subsidiary non-guarantors for the periods indicated. Subsequent to the issuance of the 2011 financial statements, the comprehensive income information presented below was added to reflect our retrospective adoption of ASU Nos. 2011-05 and 2011-12, Comprehensive Income in 2011 and 2010.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$2,082,225	$555,799	$—	$2,638,024
COST OF SERVICES	—	984,870	239,589	—	1,224,459
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,040	765,167	153,183	—	935,390

OPERATING INCOME (LOSS)	(17,040)	332,188	163,027	—	478,175
OTHER INCOME (EXPENSE):
Interest Expense, net of income	(180,090)	(109,346)	17,893	—	(271,543)
Subsidiary Income	262,313	125,429	—	(387,742)	—
Other, net	5,610	16,776	(21,409)	—	977

Other (expense) income	87,833	32,859	(3,516)	(387,742)	(270,566)

INCOME BEFORE INCOME TAX EXPENSE	70,793	365,047	159,511	(387,742)	207,609
INCOME TAX EXPENSE (BENEFIT)	(54,748)	104,630	32,186	—	82,068

NET INCOME	$125,541	$260,417	$127,325	$(387,742)	$125,541

Foreign currency translation adjustments, net of tax of $(3,650)	$5,955	$—	$5,955	$(5,955)	$5,955
Reclassification of a cash flow hedge into earnings, net of tax of $2,626	(4,284)	—	—	—	(4,284)
Unrealized gain on cash flow hedges, net of tax of $(4,434)	7,234	—	—	—	7,234

Comprehensive income	$134,446	$260,417	$133,280	$(393,697)	$134,446

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,970,681	$520,644	$—	$2,491,325
COST OF SERVICES	—	897,639	215,650	—	1,113,289
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,927	733,967	156,014	—	909,908

OPERATING INCOME (LOSS)	(19,927)	339,075	148,980	—	468,128
OTHER INCOME (EXPENSE):
Interest Expense, net of income	(165,856)	(117,986)	14,426	—	(269,416)
Subsidiary Income	270,245	121,029	—	(391,274)	—
Other, net	1,457	17,197	(12,839)	—	5,815

Other (expense) income	105,846	20,240	1,587	(391,274)	(263,601)

INCOME BEFORE INCOME TAX EXPENSE	85,919	359,315	150,567	(391,274)	204,527
INCOME TAX EXPENSE (BENEFIT)	(41,574)	89,986	28,622	—	77,034

NET INCOME	$127,493	$269,329	$121,945	$(391,274)	$127,493

Foreign currency translation adjustments, net of tax of $(11,176)	$(18,234)	$—	$(18,234)	$18,234	$(18,234)
Reclassification of a cash flow hedge into earnings, net of tax of $(3,180)	5,188	—	—	—	5,188
Unrealized gain (loss) on cash flow hedges, net of tax of $(4,450)	7,260	—	—	—	7,260

Comprehensive income	$121,707	$269,329	$103,711	$(373,040)	$121,707

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,945,300	$442,911	$—	$2,388,211
COST OF SERVICES	—	883,559	173,449	—	1,057,008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,707	768,656	137,659	—	911,022

OPERATING INCOME (LOSS)	(4,707)	293,085	131,803	—	420,181
OTHER INCOME (EXPENSE):
Interest Expense, net of income	(157,501)	(105,042)	10,074	—	(252,469)
Refinancing Expense	(52,804)	—	—	—	(52,804)
Subsidiary Income	192,854	91,665	—	(284,519)	—
Other, net	6,267	8,726	(9,121)	—	5,872

Other (expense) income	(11,184)	(4,651)	953	(284,519)	(299,401)

INCOME BEFORE INCOME TAX EXPENSE	(15,891)	288,434	132,756	(284,519)	120,780
INCOME TAX EXPENSE (BENEFIT)	(76,195)	96,617	40,054	—	60,476

NET INCOME	$60,304	$191,817	$92,702	$(284,519)	$60,304

Foreign currency translation adjustments, net of tax of $3,014	$(4,918)	$—	$(4,918)	$4,918	$(4,918)
Unrealized loss on cash flow hedges, net of tax of $2,821	(4,602)	—	—	—	(4,602)

Comprehensive income	$50,784	$191,817	$87,784	$(279,601)	$50,784

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,010	$1,821	$71,280	$—	$179,111
Trust cash	—	14,518	—	—	14,518
Accounts receivable, net	—	67,959	376,452	—	444,411
Intercompany receivables	—	828,896	—	(828,896)	—
Deferred income taxes receivable	99,976	11,621	10,088	(108,537)	13,148
Prepaid assets	9,857	25,890	6,382	—	42,129
Other current assets	11,403	44,439	11,933	—	67,775

Total current assets	227,246	995,144	476,135	(937,433)	761,092
Property and equipment, net	70,210	249,523	45,163	—	364,896
INVESTMENT IN SUBSIDIARIES	1,477,884	373,665	—	(1,851,549)	—
GOODWILL	—	1,637,725	179,126	—	1,816,851
INTANGIBLES, net	—	249,112	36,560	—	285,672
OTHER ASSETS	126,873	88,491	4,278	—	219,642

TOTAL ASSETS	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,627	$84,579	$21,041	$—	$120,247
Intercompany payables	550,799	—	278,097	(828,896)	—
Accrued expenses	48,524	319,480	52,829	(108,537)	312,296
Current maturities of long-term debt	8,677	16,448	—	—	25,125

Total current liabilities	622,627	420,507	351,967	(937,433)	457,668
LONG-TERM OBLIGATIONS, less current maturities	2,426,293	1,566,238	—	—	3,992,531
DEFERRED INCOME TAXES	40,457	81,440	10,501	—	132,398
OTHER LONG-TERM LIABILITIES	62,522	49,207	3,513	—	115,242
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,249,686)	1,476,268	375,281	(1,851,549)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,503	$—	$89,572	$(6,239)	$93,836
Trust cash	—	16,446	—	—	16,446
Accounts receivable, net	—	50,480	363,333	—	413,813
Intercompany receivables	—	837,464	—	(837,464)	—
Deferred income taxes receivable	73,709	13,034	462	(77,137)	10,068
Prepaid assets	3,222	25,232	8,588	—	37,042
Other current assets	5,089	42,089	3,403	—	50,581

Total current assets	92,523	984,745	465,358	(920,840)	621,786
Property and equipment, net	73,105	243,170	34,580	—	350,855
INVESTMENT IN SUBSIDIARIES	1,460,108	351,329	—	(1,811,437)	—
GOODWILL	—	1,586,988	175,647	—	1,762,635
INTANGIBLES, net	—	283,807	49,340	—	333,147
OTHER ASSETS	98,673	58,378	2,044	—	159,095

TOTAL ASSETS	$1,724,409	$3,508,417	$726,969	$(2,732,277)	$3,227,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,001	$68,317	$12,360	$(6,239)	$79,439
Intercompany payables	572,554	—	264,910	(837,464)	—
Accrued expenses	70,680	260,490	69,403	(77,137)	323,436
Current maturities of long-term debt	2,354	13,071	—	—	15,425

Total current liabilities	650,589	341,878	346,673	(920,840)	418,300
LONG-TERM OBLIGATIONS, less current maturities	1,890,134	1,610,806	—	—	3,500,940
DEFERRED INCOME TAXES	22,766	84,918	13,837	—	121,521
OTHER LONG-TERM LIABILITIES	57,333	16,299	9,538	—	83,170
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(896,413)	1,454,516	356,921	(1,811,437)	(896,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,724,409	$3,508,417	$726,969	$(2,732,277)	$3,227,518

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$190,921	$127,995	$—	$318,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(77,204)	(60)	—	(77,264)
Purchase of property and equipment	(9,674)	(90,268)	(25,547)	—	(125,489)
Other	—	(163)	1,294	—	1,131

Net cash flows from investing activities	(9,674)	(167,635)	(24,313)	—	(201,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan facility	335,038	634,962	—	—	970,000
Payment on term loan facility	(68,476)	(379,958)	—	—	(448,434)
Dividends paid	(510,634)	—	—	—	(510,634)
Payments of long-term revolving credit obligations	(133,300)	—	(172,500)	—	(305,800)
Proceeds from issuance of long-term revolving credit obligations	133,300	—	172,500	—	305,800
Debt issuance costs	(27,566)	—	—	—	(27,566)
Principal payments of long-term obligations	(5,516)	(14,758)	—	—	(20,274)
Payments of capital lease obligations	—	(27)	(16)	—	(43)
Repurchase of common stock	(1,488)	—	—	—	(1,488)
Proceeds from stock options exercised including excess tax benefits	5,309	—	—	—	5,309

Net cash flows from financing activities	(273,333)	240,219	(16)	—	(33,130)

Intercompany	378,514	(261,684)	(123,069)	6,239	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1,111	—	1,111
NET CHANGE IN CASH AND CASH EQUIVALENTS	95,507	1,821	(18,292)	6,239	85,275
CASH AND CASH EQUIVALENTS, Beginning of period	10,503	—	89,572	(6,239)	93,836

CASH AND CASH EQUIVALENTS, End of period	$106,010	$1,821	$71,280	$—	$179,111

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$306,897	$47,529	$(6,239)	$348,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(185,845)	(25,794)	—	(211,639)
Purchase of property and equipment	(12,107)	(89,099)	(16,707)	—	(117,913)
Other	—	99	12	—	111

Net cash flows from investing activities	(12,107)	(274,845)	(42,489)	—	(329,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term revolving credit obligations	(524,300)	—	(262,000)	—	(786,300)
Proceeds from issuance of long-term revolving credit obligations	524,300	—	262,000	—	786,300
Debt issuance costs	(770)	—	(259)	—	(1,029)
Principal payments of long-term obligations	(5,327)	(11,874)	—	—	(17,201)
Payments of capital lease obligations	(849)	(58)	(38)	—	(945)
Repurchase of common stock	(5,845)	—	—	—	(5,845)
Proceeds from stock options exercised including excess tax benefits	1,840	—	—	—	1,840

Net cash flows from financing activities	(10,951)	(11,932)	(297)	—	(23,180)

Intercompany	33,561	(20,120)	(18,033)	4,592	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	477	—	477
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,503	—	(12,813)	(1,647)	(3,957)
CASH AND CASH EQUIVALENTS, Beginning of period	—	—	102,385	(4,592)	97,793

CASH AND CASH EQUIVALENTS, End of period	$10,503	$—	$89,572	$(6,239)	$93,836

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2010
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$239,307	$78,114	$(4,592)	$312,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(23,746)	(9,750)	—	(33,496)
Purchase of property and equipment	(20,457)	(83,403)	(14,331)	—	(118,191)
Collections applied to principal of portfolio receivables	—	13,739	—	—	13,739
Other	—	52	—	—	52

Net cash flows from investing activities	(20,457)	(93,358)	(24,081)	—	(137,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations	(1,327,781)	—	(47,000)	—	(1,374,781)
Proceeds from issuance of long-term obligations	1,254,850	—	47,000	—	1,301,850
Debt issuance costs	(31,083)	—	—	—	(31,083)
Principal payments of long-term obligations	(7,688)	(19,059)	—	—	(26,747)
Payments of capital lease obligations	(2,005)	(52)	(58)	—	(2,115)
Repurchase of common stock	(970)	—	—	—	(970)
Proceeds from stock options exercised including excess tax benefits	897	—	—	—	897
Payments of portfolio notes payable	—	(686)	—	—	(686)
Other	(16)	—	—	—	(16)

Net cash flows from financing activities	(113,796)	(19,797)	(58)	—	(133,651)

Intercompany	131,904	(126,152)	(16,015)	10,263	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(2,557)	—	(2,557)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,349)	—	35,403	5,671	38,725
CASH AND CASH EQUIVALENTS, Beginning of period	2,349	—	66,982	(10,263)	59,068

CASH AND CASH EQUIVALENTS, End of period	$—	$—	$102,385	$(4,592)	$97,793

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2012

Description (amounts in thousands)	Balance Beginning of Year	Reserves Obtained in Acquisitions	Additions- Charged (Credited) to Cost and Expenses	Deductions- Amounts Charged-Off	Balance End of Year

December 31, 2012—Allowance for doubtful accounts—Accounts receivable	$11,627	$—	$1,483	$(2,671)	$10,439

December 31, 2011—Allowance for doubtful accounts—Accounts receivable	$10,481	$374	$2,762	$(1,990)	$11,627

December 31, 2010—Allowance for doubtful accounts—Accounts receivable	$11,819	$268	$4,222	$(5,828)	$10,481

	Balance Beginning of Year	Valuation Allowance Obtained in Acquisitions	Additions	Deductions	Balance End of Year
December 31, 2012—Allowance for deferred income tax asset valuation	$(114,686)	$—	$—	$2,060	$(112,626)

December 31, 2011—Allowance for deferred income tax asset valuation	$(119,684)	$(560)	$(70)	$5,628	$(114,686)

December 31, 2010—Allowance for deferred income tax asset valuation	$(101,849)	$(20,770)	$(1,044)	$3,979	$(119,684)

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to Form 10-K filed February 14, 2012)

3.02	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 30, 2006)

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.10) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.03	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.04	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012)

10.05	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.06	Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.07	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, The Other Grantors Identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.08	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.09	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.11	Indenture, dated as of October 24, 2006, among West Corporation, the Guarantors named on the Signature Pages thereto and The Bank of New York, as Trustee, with respect to the 11% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2006)

10.12	Supplemental Indenture, dated as of March 16, 2007, by and among CenterPost Communications, Inc., TeleVox Software, Incorporated, West At Home, LLC and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 30, 2007)

10.13	Supplemental Indenture, dated as of March 30, 2007, by and among SmartTalk, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016. (incorporated by reference to Exhibit 99.4 to Form 8-K filed on March 30, 2007)

10.14	Supplemental Indenture, dated as of June 19, 2007, by and among Omnium Worldwide, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.35 to Form 10-K dated March 3, 2009)

10.15	Supplemental Indenture, dated as of August 15, 2007, by and among West Business Services Corporation, West Telemarketing Corporation and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.37 to Form 10-K dated March 3, 2009)

10.16	Supplemental Indenture, dated as of June 12, 2008, by and among HBF Communications, Inc. and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.39 to Form 10-K dated March 3, 2009).

10.17	Supplemental Indenture, dated as of February 20, 2009, by and among Intrado Information Systems Holdings, Inc., Intrado Command Systems, Inc., Geo911, Inc., Positron Public Safety Systems Corp., Masys Corporation, West Corporation, and The Bank of New York, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.41 to Form 10-K dated March 3, 2009).

Exhibit Number	Description
10.18	Supplemental Indenture, dated as of January 25, 2010, by and among Worldwide Asset Purchasing, LLC, Stream57 Corporation, West Corporation, and The Bank of New York Mellon, to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.44 to Form 10-K filed on February 12, 2010)

10.19	Agreement of Resignation, Appointment and Acceptance, dated as of April 8, 2010 by and among West Corporation, The Bank of New York Mellon, as prior trustee, and The Bank of New York Mellon Trust Company, N.A. as successor Trustee with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 7, 2010)

10.20	Supplemental Indenture, dated as of May 14, 2010, by and among West Unified Communications Services, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated August 2, 2010)

10.21	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 3, 2011)

10.22	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q dated November 1, 2011)

10.23	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 24, 2006, by and among West Corporation, the guarantors named therein and The Bank of New York, with respect to West Corporation’s $450.0 million aggregate principal amount of 11% senior subordinated notes due October 15, 2016 (incorporated by reference to Exhibit 10.01 to Form 10-Q filed on July 27, 2012)

10.24	Indenture, dated as of October 5, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 6, 2010)

Exhibit Number	Description
10.25	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated May 3, 2011)

10.26	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 1, 2011)

10.27	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on July 27, 2012)

10.28	Indenture, dated as of November 24, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2010)

10.29	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 3, 2011)

10.30	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated November 1, 2011)

10.31	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on July 27, 2012)

10.32	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.33	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.34	Stockholder Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 9, 2006)

10.35	Amendment Number One to the West Corporation Stockholder Agreement dated as of April 12, 2011 by and among West Corporation, the THL Investors, the Quadrangle Investors and the Founders (incorporated by reference to Exhibit 10.04 to Form 10-Q dated May 3, 2011)

10.36	Registration Rights and Coordination Agreement, dated as of October 24, 2006, among West Corporation, THL Investors, Quadrangle Investors, Other Investors, Founders and Managers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on November 9, 2006)

10.37	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.38	Second Lease Amendment and Extension Agreement dated as of October 24, 2012, effective as of November 1, 2012, between 99-Maple Partnership and West Business Solutions, LLC (incorporated by reference to Exhibit 10.04 to Form 10-Q filed October 26, 2012)

10.39	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.01 to Form 10-Q dated May 7, 2010)

10.40	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.41	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.42	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.43	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 30, 2012) (1)

10.44	Form of West Corporation Restricted Stock Award and Special Bonus Agreement (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on November 9, 2006) (1)

10.45	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Thomas Barker dated as of May 4, 2009 (incorporated by reference to Exhibit 10.05 to Form 10-Q dated May 5, 2009) (1)

10.46	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Todd B. Strubbe dated February 14 , 2012 (incorporated by reference to Exhibit 10.40 to Form 10-K filed February 14, 2012) (1)

10.47	Form of Option Agreement (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.48	Form of Option Agreement (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 30, 2012) (1)

10.49	Alternative Form of Option Agreement (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 30, 2012) (1)

10.50	Form of Rollover Option Grant Agreement (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

Exhibit Number	Description
10.51	West Corporation Nonqualified Deferred Compensation Plan, as amended as restated effective December 29, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 3, 2012) (1)

10.52	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Form 10-K filed February 14, 2012)

10.53	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.04 to Form 10-Q filed April 30, 2012) (1)

10.54	Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed October 26, 2012) (1)

10.55	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 3, 2009) (1)

10.56	West Corporation Senior Management Retention Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 2011) (1)

10.57	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.58	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1) **

10.59	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.60	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1) **

10.61	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.62	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1) **

10.63	Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 12, 2010) (1)

10.64	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1) **

10.65	Employment Agreement between West Corporation and Steven M. Stangl dated December 31, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 7, 2009) (1)

10.66	Exhibit A dated February 6, 2013 to the Employment Agreement between West Corporation and Steven M. Stangl, dated December 31, 2008 (1) **

21.01	Subsidiaries **

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit Number	Description
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2012, filed on February 8, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith