Form 10-Q
period 2013-03-31
WEST CORP
filed 2013-04-29
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35846

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

At April 26, 2013, 83,449,670 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

April 29, 2013

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
REVENUE	$660,224	$639,062
COST OF SERVICES	309,067	291,702
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	257,867	233,118

OPERATING INCOME	93,290	114,242
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $63 and $102	(72,879)	(62,062)
Subordinated debt call premium	(16,502)	—
Other, net	979	2,730

Other expense	(88,402)	(59,332)

INCOME BEFORE INCOME TAX EXPENSE	4,888	54,910
INCOME TAX EXPENSE	1,833	20,866

NET INCOME	$3,055	$34,044

EARNINGS PER COMMON SHARE:
Basic Common	$0.05	$0.55
Diluted Common	$0.05	$0.54
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	63,918	61,368
Diluted Common	65,366	63,529

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net income	$3,055	$34,044
Foreign currency translation adjustments, net of tax of $4,099 and $(4,736)	(6,688)	7,728
Reclassification of cash flow hedges into earnings, net of tax of $660	(1,076)	—
Unrealized gain on cash flow hedges, net of tax of $(1,287) and $(268)	2,100	437

Comprehensive income (loss)	$(2,609)	$42,209

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$651,136	$179,111
Trust and restricted cash	14,886	14,518
Accounts receivable, net of allowance of $10,821 and $10,439	442,608	444,411
Deferred income taxes receivable	21,691	13,148
Prepaid assets	53,632	42,129
Deferred expenses	41,397	38,442
Other current assets	30,001	29,333

Total current assets	1,255,351	761,092
PROPERTY AND EQUIPMENT:
Property and equipment	1,224,023	1,209,873
Accumulated depreciation and amortization	(867,356)	(844,977)

Total property and equipment, net	356,667	364,896
GOODWILL	1,812,253	1,816,851
INTANGIBLE ASSETS, net of accumulated amortization of $483,840 and $469,534	270,708	285,672
OTHER ASSETS	245,953	219,642

TOTAL ASSETS	$3,940,932	$3,448,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$102,662	$120,247
Accrued expenses	384,685	312,296
Current maturities of long-term debt	470,159	25,125

Total current liabilities	957,506	457,668
LONG-TERM OBLIGATIONS, less current maturities	3,587,435	3,992,531
DEFERRED INCOME TAXES	128,913	132,398
OTHER LONG-TERM LIABILITIES	117,236	115,242

Total liabilities	4,791,090	4,697,839
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Common stock $0.001 par value, 475,000 shares authorized, 83,541 and 62,178 shares issued and 83,449 and 62,086 shares outstanding	83	62
Additional paid-in capital	2,122,755	1,720,639
Retained deficit	(2,938,893)	(2,941,948)
Accumulated other comprehensive loss (Note 10)	(28,795)	(23,131)
Treasury stock at cost (92 and 92 shares)	(5,308)	(5,308)

Total stockholders’ deficit	(850,158)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,940,932	$3,448,153

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,055	$34,044
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	27,807	26,308
Amortization	16,550	17,007
Asset impairment	—	3,715
Provision for share-based compensation	3,190	133
Deferred income tax expense	4,343	11,518
Amortization of deferred financing costs	4,654	3,393
Other	27	79
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	5,049	(33,524)
Other assets	(16,214)	(25,401)
Accounts payable	(7,711)	18,489
Accrued wages and benefits	21,224	10,956
Accrued subordinated debt call premium	16,502	—
Accrued interest	20,871	8,732
Other liabilities and income tax payable	(681)	16,214

Net cash flows from operating activities	98,666	91,663

CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0 and $1,350	(13)	(76,579)
Purchases of property and equipment	(33,542)	(34,073)
Other	(408)	—

Net cash flows used in investing activities	(33,963)	(110,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	400,464	—
Proceeds from revolving credit facilities	50,000	71,100
Payments on revolving credit facilities	—	(47,200)
Payment of deferred financing and other debt-related costs	(29,972)	(7)
Principal repayments on long-term obligations	(10,062)	(3,856)
Proceeds and net settlements from stock options exercised including excess tax benefits	(689)	300
Dividends paid	(158)	—
Repurchase of common stock	—	(51)
Other	(2)	(20)

Net cash flows from financing activities	409,581	20,266

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,259)	2,748
NET CHANGE IN CASH AND CASH EQUIVALENTS	472,025	4,025
CASH AND CASH EQUIVALENTS, Beginning of period	179,111	93,836

CASH AND CASH EQUIVALENTS, End of period	$651,136	$97,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$47,248	$50,778

Cash paid during the period for income taxes, net of refunds of $114 and $1,733	$16,195	$16,907

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$8,224	$5,329

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES )

(UNAUDITED)

					Accumulated
		Additional			Other	Total
	Common	Paid - in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Stock	Income (Loss)	Deficit
BALANCE, January 1, 2013	$62	$1,720,639	$(2,941,948)	$(5,308)	$(23,131)	$(1,249,686)
Net income			3,055			3,055
Foreign currency translation adjustment, net of tax of $4,099					(6,688)	(6,688)
Reclassification of cash flow hedge into earnings, net of tax of $660					(1,076)	(1,076)
Unrealized gain on cash flow hedges, net of tax of $(1,287)					2,100	2,100
Executive Deferred Compensation Plan activity		1,472				1,472
Issuance of common stock in connection with initial public offering (21,275,000 shares)	21	401,012				401,033
Initial public offering costs		(2,860)				(2,860)
Stock options exercised including related tax benefits (19,761 shares)		47				47
Share based compensation		2,445				2,445

BALANCE, March 31, 2013	$83	$2,122,755	$(2,938,893)	$(5,308)	$(28,795)	$(850,158)

BALANCE, January 1, 2012	$61	$1,695,830	$(2,556,448)	$(3,820)	$(32,036)	$(896,413)
Net income			34,044			34,044
Foreign currency translation adjustment, net of tax of $(4,736)					7,728	7,728
Unrealized gain on cash flow hedges, net of tax of $(268)					437	437
Executive Deferred Compensation Plan activity		741				741
Stock options exercised including related tax benefits (64,914 shares)		120				120
Share based compensation		(129)				(129)
Purchase of stock at cost (1,500 shares)				(51)		(51)

BALANCE, March 31, 2012	$61	$1,696,562	$(2,522,404)	$(3,871)	$(23,871)	$(853,523)

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

We operate in two business segments:

•	Unified Communications, including conferencing and collaboration, event services, Internet Protocol (“IP”)-based unified communications solutions, and alerts and notifications; and

•	Communication Services, including emergency communications, automated call processing, telephony / interconnect services and agent-based services.

Unified Communications

•

Conferencing & Collaboration. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 134 million conference calls in 2012, an 11% increase over 2011. We provide our clients with an integrated global suite of meeting services.

•

Event Services. InterCall offers multimedia platforms designed to give our clients the ability to create, manage, distribute and reuse content internally and externally. Through a combination of proprietary products and strategic partnerships, our clients have the tools to support all of their internal and external multimedia requirements.

•

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

•

Alerts & Notifications. Our technology platforms allow clients to manage and deliver automated, proactive and personalized communications. We use multiple delivery channels (voice, text messaging, email, social media and fax), based on the preference of the recipient. For example, we deliver patient notifications and send and confirm appointments and prescription reminders on behalf of our healthcare clients; send and receive automated outage notifications on behalf of our utility clients; and transmit emergency evacuation notices on behalf of municipalities.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Communication Services

•

Emergency Communications. We believe we are one of the largest providers of emergency communications services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens. Our clients generally enter into long-term contracts and fund their obligations through monthly charges on users’ telephone bills.

•

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

•

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

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2012. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2013 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

Reverse Stock Split—On March 8, 2013, we completed a 1-for-8 reverse stock split and amended our Amended and Restated Certificate of Incorporation by filing an amendment with the Delaware Secretary of State. We also adjusted the share amounts under our executive incentive plan and nonqualified deferred compensation plan as a result of the 1-for-8 reverse stock split. All numbers of common shares and per common share data in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split and the changes to the Amended and Restated Certificate of Incorporation of the Company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Initial Public Offering—On March 27, 2013, we completed an initial public offering (“IPO”) of 21,275,000 shares of common stock, par value $0.001 per share.

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

Revenue Recognition—In our Unified Communications segment, conferencing and event services are generally billed and revenue recognized on a per participant minute basis. Web services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period, IP-based services are generally billed and revenue recognized on a per seat basis and alerts and notifications are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

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

Subsequent Events—We have evaluated subsequent events. On April 26, 2013, the 11% senior subordinated notes, related accrued interest and debt call premium were paid in full. See note 5 to these condensed consolidated financial statements for additional details. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements—In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 became effective for the Company January 1, 2013 and the adoption did not have an effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)(ASU 2013-02), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company January 1, 2013 and the adoption did not have an effect on our financial position, results of operations or cash flows.

2. ACQUISITION

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for HyperCube. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships.

(Amounts in thousands)	March 23,
2012
Working Capital	$1,212
Property and equipment	10,114
Other assets, net	391
Intangible assets	19,110
Goodwill	49,723

Total assets acquired	80,550

Non-current deferred taxes	2,594
Long-term liabilities	50

Total liabilities assumed	2,644

Net assets acquired	$77,906

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assuming the acquisition of HyperCube occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the three months ended March 31, 2012 would have been, in thousands (except per share amount), as follows:

Revenue	$655,438
Net Income	$33,991
Income per common share—basic	$0.55
Income per common share—diluted	$0.54

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined company.

The HyperCube acquisition was included in the consolidated results of operations since the completion of the acquisition, March 23, 2012, and included revenue of $22.4 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. The net income for the three months ended March 31, 2013 and 2012 for HyperCube was not material.

Acquisition costs for the three months ended March 31, 2013 and 2012 were $0.5 million in each period and are included in selling, general and administrative expenses.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the year ended December 31, 2012 and the three months ended March 31, 2013:

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2012	$962,982	$837,328	$1,800,310
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2012	962,982	799,653	1,762,635
Acquisitions	—	49,723	49,723
Acquisition accounting adjustments	970	43	1,013
Foreign currency translation adjustment	3,383	97	3,480

Balance at December 31, 2012	967,335	887,191	1,854,526

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at December 31, 2012	$967,335	$849,516	$1,816,851

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2013	$967,335	$887,191	$1,854,526
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2013	967,335	849,516	1,816,851
Foreign currency translation adjustment	(4,614)	16	(4,598)

Balance at March 31, 2013	962,721	887,207	1,849,928

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at March 31, 2013	$962,721	$849,532	$1,812,253

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of March 31, 2013			Weighted Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Customer lists	$541,848	$(389,213)	$152,635	9.5
Technology & Patents	122,480	(64,244)	58,236	8.7
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,215	(17,554)	9,661	4.3
Other intangible assets	15,895	(12,829)	3,066	4.3

Total	$754,548	$(483,840)	$270,708

	As of December 31, 2012			Weighted Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Customer lists	$544,273	$(382,359)	$161,914	9.5
Technology & Patents	120,606	(57,768)	62,838	8.7
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,319	(16,760)	10,559	4.3
Other intangible assets	15,898	(12,647)	3,251	4.3

Total	$755,206	$(469,534)	$285,672

Amortization expense for finite-lived intangible assets was $14.0 million and $14.9 million for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expense for the intangible assets noted above for the entire year of 2013 and the next five years is as follows:

2013	$53.5 million
2014	$43.9 million
2015	$34.8 million
2016	$25.7 million
2017	$19.3 million
2018	$16.7 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	March 31,	December 31,
	2013	2012
Deferred revenue and customer deposits, net of long-term deferred revenue of $30,602 and $33,286	$87,732	$93,144
Accrued wages	68,754	47,240
Interest payable	60,739	39,868
Accrued phone	42,750	36,105
Accrued other taxes (non-income related)	38,828	38,608
Sponsor management termination accrual (1)	24,000	—
Accrued subordinated debt call premium	16,502	—
Accrued employee benefit costs	11,112	11,414
Accrued lease expense	2,943	8,392
Income taxes payable	—	4,336
Interest rate hedge position	695	2,346
Other current liabilities	30,630	30,843

	$384,685	$312,296

(1)	In connection with the IPO, pursuant to the terms of that certain management agreement we entered into with affiliates of the investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”), dated October 24, 2006 and that certain management letter agreement we entered into with affiliates of the Sponsors, dated March 8, 2013, we expect to pay the Sponsors $24.0 million with any remaining net proceeds from the offering and cash on hand.

5. LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	March 31,	December 31,
	2013	2012
11% Senior Subordinated Notes, called April 26, 2013	$450,000	$450,000
Asset Securitization Facility, due 2014	50,000	—
Senior Secured Term Loan Facility, due 2016	316,862	1,452,506
Senior Secured Term Loan Facility, due 2018	2,090,732	965,150
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	4,057,594	4,017,656

Less: current maturities	(470,159)	(25,125)

Long-term obligations	$3,587,435	$3,992,531

On February 20, 2013, the Company, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified the Company’s senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement,

dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, and the Third Amendment, the “Amended Credit Agreement”).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Amended Credit Agreement provides for a reduction in the applicable margins and interest rate floors of all term loans, extends the maturity of a portion of the term loans due July 2016 to June 2018; and adds a further step down to the applicable margins of all term loans upon satisfaction of certain conditions. As of the effective date of the Third Amendment, the Company had outstanding the following senior secured term loans:

•	Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans are 3.25%, for LIBOR rate loans, and 2.25%, for base rate loans; and

•	Term loans in an aggregate principal amount of approximately $317.7 million (the “2016 Maturity Term Loans”; and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans are 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans.

The Amended Credit Agreement also provides for interest rate floors applicable to the Term Loans. The interest rate floors are 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans. The Term Loans are subject to an additional step down to the applicable margins by 0.50% conditioned upon completion by the Company of an IPO and the Company attaining and maintaining a total leverage ratio less than or equal to 4.75:1.00.

The Amended Credit Agreement also provides for a soft call option applicable to the Term Loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six month anniversary of the effective date of the Third Amendment, West or the subsidiary borrowers enter into certain repricing transactions.

In connection with the Third Amendment, the Company incurred refinancing expenses of approximately $24.2 million for the soft-call premium paid to holders of term loans outstanding prior to the effectiveness of the Third Amendment and $5.8 million for other fees and expenses. These costs were capitalized as deferred financing costs and will be amortized over the life of the Amended Credit Agreement.

On March 27, 2013, the Company instructed The Bank of New York Mellon Trust Company, N.A., as trustee for the Company’s 11% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”), to deliver a notice of redemption to the holders of all of the outstanding $450.0 million principal amount of Senior Subordinated Notes. The redemption date is April 26, 2013 at a redemption price equal to 103.667% of the principal amount of the Senior Subordinated Notes. In addition, the Company will pay accrued and unpaid interest on the redeemed Senior Subordinated Notes up to, but not including, the Redemption Date. Following this redemption, none of the Senior Subordinated Notes will remain outstanding. Upon delivery of instruction to The Bank of New York Mellon Trust Company, N.A., the Company reclassified the Senior Subordinated Notes to current maturities of long-term debt and recorded the $16.5 million subordinated debt call premium in other non-operating expense. Upon completion of the redemption, the Company will record interest expense of $6.6 million for the remaining amortization of the balance of deferred financing costs associated with the Senior Subordinated Notes.

At March 31, 2013, we were in compliance with our debt covenants.

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

The cash flow hedges are recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings are affected by the hedged item. At March 31, 2013, the notional amount of debt outstanding under interest rate swap agreements was $500.0 million. These swap agreements mature on June 3, 2013. The fixed interest rate on the interest rate swaps ranges from 1.685% to 1.6975%. During the three months ended March 31, 2012, three interest rate swaps with a notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 2.56% to 2.60%.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$695	Accrued expenses	$2,346

Total derivatives		$695		$2,346

The following presents, in thousands the impact of interest rate swaps on the consolidated statement of operations for the three months ended March 31, 2013 and 2012, respectively.

				Amount of gain (loss)
	Amount of gain (loss)			reclassified from OCI
	recognized in OCI		Location of gain	into earnings for
Derivatives designated	for the three months		reclassified from OCI	the three months
as hedging instruments	ended March 31,		into earnings	ended March 31,
	2013	2012		2013	2012
Interest rate swaps	$1,024	$437	Interest expense	$1,736	$—

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

Fair Value Measurements at March 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Assets /
		Markets for	Observable	Unobservable	Liabilities
	Carrying	Identical Assets	Inputs	Inputs	at Fair
Description	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Trading securities	$45,906	$45,906	$—	$—	$45,906

Liabilities
Interest rate swaps	$695	$—	$695	$—	$695

Fair Value Measurements at December 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Assets /
		Markets for	Observable	Unobservable	Liabilities
	Carrying	Identical Assets	Inputs	Inputs	at Fair
Description	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Trading securities	$46,144	$46,144	$—	$—	$46,144

Liabilities
Interest rate swaps	$2,346	$—	$2,346	$—	$2,346

The fair value of our 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at March 31, 2013 was approximately $1,698.5 million compared to the carrying amount of $1,600.0 million. The fair value of our 11% senior subordinated notes, 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $1,705.6 million compared to the carrying amount of $1,600.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at March 31, 2013 was approximately $2,443.3 million compared to the carrying amount of $2,407.6 million. The fair value of our senior secured term loan facilities at December 31, 2012 was approximately $2,455.1 million compared to the carrying amount of $2,417.7 million

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC Topic 820. As such, property and equipment with a net carrying amount totaling $3.7 million were written down to zero during the three months ended March 31, 2012. This write-down was the result of the abandonment of capitalized costs incurred during the development of an internally developed software payroll application and was recorded in Selling, General and Administrative (“SG&A”) expenses.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCK-BASED COMPENSATION

Stock options granted under the West Corporation 2006 Executive Incentive Plan (“2006 EIP”) prior to 2012 become exercisable over a period of five years, with 20% of the stock option becoming exercisable on each of the first through fifth anniversaries of the grant date. During 2012, a form of option certificate was adopted such that the 2012 grants become exercisable over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company.

On August 15, 2012, our Board of Directors declared a special cash dividend of $8.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, the Board of Directors authorized equivalent cash payments and/or adjustments to holders of outstanding stock options to reflect the payment of such dividend as required by the terms of our incentive plans. In addition, in connection with such payment, our Board of Directors accelerated the vesting of certain stock options that were granted in 2012 and scheduled to vest in 2013. The share-based compensation recorded as a result of the accelerated vesting was $6.8 million. For options granted in 2012 and scheduled to vest in 2014 through 2016, no dividend equivalent was paid but the option exercise price was reduced by $8.00 to $25.52. Options granted prior to 2012 and options granted in 2012 originally scheduled to vest in 2013 participated in the dividend equivalent payment with no modification to the option exercise price. In conjunction with the refinancing and dividend, an appraisal of the Company was performed by Corporate Valuation Advisors, Inc., and approved by management and the Board of Directors, of the fair market value of each respective stock option grant and the underlying share of common stock both before and immediately after the dividend and refinancing. An additional $1.5 million share-based compensation charge was recorded on option grants where the fair market value of the option and dividend equivalent paid, if any, exceeded the fair market value of the option before dividend and refinancing.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 Executive Incentive Plan—Stock Options

The following table presents the stock option activity under the 2006 EIP for the three months ended March 31, 2012 and 2013, respectively:

		Options Outstanding
	Options		Weighted
	Available	Number	Average
	for Grant	of Options	Exercise Price
Balance at January 1, 2012	3,429,260	315,563	$27.04
Granted	(2,613,750)	2,613,750	33.52
Canceled	4,375	(4,375)	58.08

Balance at March 31, 2012	819,885	2,924,938	$32.80

Balance at January 1, 2013	850,448	2,870,413	$27.44
Granted	(69,373)	69,373	25.36
Canceled	10,120	(10,120)	30.84
Exercised	—	(3,125)	13.12

Balance at March 31, 2013	791,195	2,926,541	$27.42

At March 31, 2013, we expect that approximately 72% of options granted will vest over the vesting period.

At March 31, 2013, the intrinsic value of vested options with an exercise price below the closing market price was approximately $1.1 million.

The following table presents information regarding the options granted under the 2006 EIP at March 31, 2013:

Outstanding				Exercisable
		WeightedAverage	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life (years)	Price	Options	Price
$13.12	185,970	3.69	$13.12	185,970	$13.12
25.36	69,373	9.83	25.36	—	—
25.52	1,934,942	8.99	25.52	—	—
28.88	24,686	5.75	28.88	19,750	28.88
33.52	647,911	8.99	33.52	647,911	33.52
50.88	25,625	4.83	50.88	25,625	50.88
72.32	23,224	7.08	72.32	9,650	72.32
84.80	14,810	7.83	84.80	6,000	84.80

$13.12 - $84.80	2,926,541	8.60	$27.42	894,906	$30.44

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Options Outstanding
	Options		Weighted
	Available	Number	Average
Executive Management Rollover Options	for Grant	of Shares	Exercise Price
Balance at January 1, 2012	103	1,619,834	$5.54
Canceled	—	—	—
Exercised	—	(73,591)	5.59

Balance at March 31, 2012	103	1,546,243	$5.54

Balance at January 1, 2013	103	287,578	$5.47
Canceled	23	(23)	5.47
Exercised	—	(33,172)	5.47

Balance at March 31, 2013	126	254,383	$5.47

The executive management rollover options are fully vested.

The following table summarizes the outstanding and exercisable information on executive management rollover options granted under the 2006 EIP at March 31, 2013:

Outstanding and Exercisable
	Average	Weighted
	Remaining	Average
Number of	Contractual	Exercise
Options	Life (years)	Price
254,383	1.3	$5.47

The aggregate intrinsic value of these options at March 31, 2013 was approximately $3.5 million.

We account for the stock option grants under the 2006 EIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”). The fair value of option awards granted under the 2006 EIP during the three months ended March 31, 2013 and 2012 were $9.04 and $12.24, respectively. The fair value of the option awards on which vesting was accelerated in 2012 was $5.92. The fair value of the option awards on which the exercise price was reduced by the amount of the $8.00 dividend in 2012, was $8.96. We have estimated the fair value of 2006 EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three months ended March 31,
	2013	2012	2012	2012
				Reduced
			Accelerated	Exercise
		Initial grant	Vesting	Price
Risk-free interest rate	1.09%	1.35%	0.63%	0.86%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	34.5%	34.7%	36.9%	35.1%
Expected life (years)	6.25	6.3	4.83	6.15

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

There was approximately $13.9 million and $23.9 million of unrecorded and unrecognized compensation expense related to unvested stock options under the 2006 EIP at March 31, 2013 and 2012, respectively, which will be recognized over the remaining vesting period of approximately four years.

No further grants or awards are expected to be made under the 2006 EIP.

Restricted Stock

In connection with our recently completed IPO, our compensation committee accelerated the vesting of all remaining unvested shares subject to the restricted stock award and special bonus agreements and restricted stock award agreements entered into pursuant to the 2006 EIP. The acceleration resulted in the vesting of an aggregate of 42,562 shares of common stock. As a result of the accelerated vesting, $1.2 million of share-based compensation was recognized in SG&A during the three months ended March 31, 2013.

2013 Long-Term Incentive Plan

Prior to the completion of our IPO, we adopted a 2013 Long-Term Incentive Plan (“LTIP”) which is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the LTIP 8,500,000 shares of common stock will be available for awards granted under the LTIP, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP.

In accordance with the 2013 LTIP, upon consummation of our IPO we paid each of our non-employee directors who are not affiliated with our Sponsors fully vested 5,000 shares of common stock. The stock awards are subject to pro rata forfeiture if the director does not remain on the board for at least six months.

Stock-Based Compensation Expense

For the three months ended March 31, 2013 and 2012, stock-based compensation expense was $3.2 million and $0.1 million, respectively.

9. EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended March 31,
(In thousands, except per share amounts)	2013	2012
Earnings per common share:
Basic-Common	$0.05	$0.55
Diluted-Common	$0.05	$0.54
Weighted average number of shares outstanding:
Basic- Common	63,918	61,368
Dilutive impact of stock options:
Common Shares	1,448	2,161
Diluted Common Shares	65,366	63,529

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share. At March 31, 2013 and 2012, 2,740,571 and 2,684,375 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012, were as follows (net of tax):

			Total Accumulated
	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Translation	Hedges	Income (Loss)
BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $4,099	(6,688)		(6,688)
Reclassification of cash flow hedge into earnings, net of tax of $660 (1)		(1,076)	(1,076)
Unrealized gain on cash flow hedges, net of tax of $(1,287)		2,100	2,100

BALANCE, March 31, 2013	$(28,033)	$(762)	$(28,795)

BALANCE, January 1, 2012	$(27,300)	$(4,736)	$(32,036)
Foreign currency translation adjustment, net of tax of $(4,736)	7,728		7,728
Unrealized gain on cash flow hedges, net of tax of $(268)		437	437

BALANCE, March 31, 2012	$(19,572)	$(4,299)	$(23,871)

(1)	Recorded as interest expense in the condensed consolidated statement of operations.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
Amount in thousands	2013	2012
Revenue:
Unified Communications	$367,568	$359,647
Communication Services	296,451	281,737
Intersegment Eliminations	(3,795)	(2,322)

Total	$660,224	$639,062

Operating Income:
Unified Communications	$77,865	$97,136
Communication Services	15,425	17,106

Total	$93,290	$114,242

Depreciation and Amortization (Included in Operating Income):
Unified Communications	$21,672	$22,346
Communication Services	22,685	20,969

Total	$44,357	$43,315

Capital Expenditures:
Unified Communications	$11,181	$9,109
Communication Services	11,221	11,535
Corporate	899	3,232

Total	$23,301	$23,876

	As of March 31,	As of December 31,
	2013	2012
Assets:
Unified Communications	$1,629,471	$1,629,019
Communication Services	1,400,586	1,437,695
Corporate	910,875	381,439

Total	$3,940,932	$3,448,153

For the three months ended March 31, 2013 and 2012, our largest 100 clients represented 54% and 55% of our total revenue, respectively.

Platform-based service revenue includes services provided in both the Unified Communications and Communication Services segments, while agent-based service revenue is provided in the Communication Services segment. During the three months ended March 31, 2013 and 2012, revenue from platform-based services was $481.4 million and $448.8 million, respectively. During the three months ended March 31, 2013 and 2012, revenue from agent-based services was $181.4 million and $192.8 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 31, 2013 and 2012, revenues from non-U.S. countries were approximately 19% of consolidated revenues in both periods. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

	For the three months ended March 31,
	2013	2012
Revenue:
Americas—United States	$535,575	$517,514
Europe, Middle East & Africa (EMEA)	79,124	75,821
Asia Pacific	39,723	39,934
Americas—Other	5,802	5,793

Total	$660,224	$639,062

	As of March 31,	As of December 31,
	2013	2012
Long-Lived Assets:
Americas—United States	$2,462,573	$2,446,090
Europe, Middle East & Africa (EMEA)	193,066	210,902
Asia Pacific	28,013	27,787
Americas—Other	1,929	2,282

Total	$2,685,581	$2,687,061

The aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $0.6 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31, 2013
	Parent /	Guarantor	Non-Guarantor	Eliminations and Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$527,287	$132,937	$—	$660,224
COST OF SERVICES	—	238,425	70,642	—	309,067
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,605	213,343	42,919	—	257,867

OPERATING INCOME (LOSS)	(1,605)	75,519	19,376	—	93,290
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(49,596)	(28,521)	5,238	—	(72,879)
Subordinated debt call premium	(16,502)	—	—	—	(16,502)
Subsidiary Income	39,203	22,248	—	(61,451)	—
Other, net	2,319	(17,051)	15,711	—	979

Other income (expense)	(24,576)	(23,324)	20,949	(61,451)	(88,402)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(26,181)	52,195	40,325	(61,451)	4,888
INCOME TAX EXPENSE (BENEFIT)	(29,236)	13,268	17,801	—	1,833

NET INCOME	3,055	38,927	22,524	(61,451)	3,055

Foreign currency translation adjustments, net of tax of $4,099	(6,688)	—	(6,688)	6,688	(6,688)
Reclassification of a cash flow hedges into earnings net of tax of $660	(1,076)	—	—	—	(1,076)
Unrealized gain on cash flow hedges, net of tax of $(1,287)	2,100	—	—	—	2,100

Comprehensive income (loss)	$(2,609)	$38,927	$15,836	$(54,763)	$(2,609)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(LOSS)

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31, 2012
	Parent /	Guarantor	Non-Guarantor	Eliminations and Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$500,074	$138,988	$—	$639,062
COST OF SERVICES	—	233,479	58,223	—	291,702
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,613	189,078	39,427	—	233,118

OPERATING INCOME (LOSS)	(4,613)	77,517	41,338	—	114,242
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(40,933)	(25,528)	4,399	—	(62,062)
Subsidiary Income	47,019	21,857	—	(68,876)	—
Other, net	5,080	4,006	(6,356)	—	2,730

Other income (expense)	11,166	335	(1,957)	(68,876)	(59,332)
INCOME BEFORE INCOME TAX EXPENSE	6,553	77,852	39,381	(68,876)	54,910
INCOME TAX EXPENSE (BENEFIT)	(27,491)	28,678	19,679	—	20,866

NET INCOME	34,044	49,174	19,702	(68,876)	34,044

Foreign currency translation adjustments, net of tax of $(4,736)	7,728	—	7,728	(7,728)	7,728
Unrealized gain (loss) on cash flow hedges, net of tax of $(268)	437	—	—	—	437

Comprehensive income	$42,209	$49,174	$27,430	$(76,604)	$42,209

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	March 31, 2013
	Parent /	Guarantor	Non-Guarantor	Eliminations and Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$541,545	$310	$109,281	$—	$651,136
Trust and restricted cash	—	14,886	—	—	14,886
Accounts receivable, net	—	44,299	398,309	—	442,608
Intercompany receivables	—	885,801	—	(885,801)	—
Deferred income taxes receivable	42,770	5,458	1,415	(27,952)	21,691
Prepaid assets	5,136	38,963	9,533	—	53,632
Deferred expenses	—	31,659	9,738	—	41,397
Other current assets	9,499	6,909	13,593	—	30,001

Total current assets	598,950	1,028,285	541,869	(913,753)	1,255,351
Property and equipment, net	67,182	243,626	45,859	—	356,667
INVESTMENT IN SUBSIDIARIES	1,651,378	392,918	—	(2,044,296)	—
GOODWILL	—	1,637,724	174,529	—	1,812,253
INTANGIBLES, net	—	245,164	25,544	—	270,708
OTHER ASSETS	151,042	81,365	13,546	—	245,953

TOTAL ASSETS	$2,468,552	$3,629,082	$801,347	$(2,958,049)	$3,940,932

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,200	$68,036	$24,426	$—	$102,662
Intercompany payables	652,407	—	233,394	(885,801)	—
Accrued expenses	128,249	209,349	75,039	(27,952)	384,685
Current maturities of long-term debt	456,962	13,197	—	—	470,159

Total current liabilities	1,247,818	290,582	332,859	(913,753)	957,506
LONG—TERM OBLIGATIONS, less current maturities	1,974,533	1,562,902	50,000	—	3,587,435
DEFERRED INCOME TAXES	29,637	90,565	8,711	—	128,913
OTHER LONG-TERM LIABILITIES	66,722	35,547	14,967	—	117,236
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(850,158)	1,649,486	394,810	(2,044,296)	(850,158)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,468,552	$3,629,082	$801,347	$(2,958,049)	$3,940,932

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31, 2012
	Parent /	Guarantor	Non-Guarantor	Eliminations and Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,010	$1,821	$71,280	$—	$179,111
Trust cash	—	14,518	—	—	14,518
Accounts receivable, net	—	67,959	376,452	—	444,411
Intercompany receivables	—	828,896	—	(828,896)	—
Deferred income taxes receivable	99,976	11,621	10,088	(108,537)	13,148
Prepaid assets	9,857	25,890	6,382	—	42,129
Other current assets	11,403	44,439	11,933	—	67,775

Total current assets	227,246	995,144	476,135	(937,433)	761,092
Property and equipment, net	70,210	249,523	45,163	—	364,896
INVESTMENT IN SUBSIDIARIES	1,477,884	373,665	—	(1,851,549)	—
GOODWILL	—	1,637,725	179,126	—	1,816,851
INTANGIBLES, net	—	249,112	36,560	—	285,672
OTHER ASSETS	126,873	88,491	4,278	—	219,642

TOTAL ASSETS	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,627	$84,579	$21,041	$—	$120,247
Intercompany payables	550,799	—	278,097	(828,896)	—
Accrued expenses	48,524	319,480	52,829	(108,537)	312,296
Current maturities of long-term debt	8,677	16,448	—	—	25,125

Total current liabilities	622,627	420,507	351,967	(937,433)	457,668
LONG—TERM OBLIGATIONS, less current maturities	2,426,293	1,566,238	—	—	3,992,531
DEFERRED INCOME TAXES	40,457	81,440	10,501	—	132,398
OTHER LONG-TERM LIABILITIES	62,522	49,207	3,513	—	115,242
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,249,686)	1,476,268	375,281	(1,851,549)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2013
	Parent /	Guarantor	Non-Guarantor	Elimination and Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$101,448	$(2,782)	$—	$98,666
CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions	—	—	(13)	—	(13)
Purchase of property and equipment	(899)	(22,519)	(10,124)	—	(33,542)
Other	—	(408)	—	—	(408)

Net cash flows used in investing activities	(899)	(22,927)	(10,137)	—	(33,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	400,464	—	—	—	400,464
Proceeds from revolving credit facilities	—	—	50,000	—	50,000
Proceeds and net settlemfrom stock options exercised including excess tax benefits	(689)	—	—	—	(689)
Principal payments on long-term obligations	(3,474)	(6,588)	—	—	(10,062)
Payment of deferred financing and other debt-related costs	(29,972)	—	—	—	(29,972)
Dividends paid	(158)	—	—	—	(158)
Other	(2)	—	—	—	(2)

Net cash flows from (used in) financing activities	366,169	(6,588)	50,000	—	409,581

Intercompany	70,265	(73,444)	3,179	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(2,259)	—	(2,259)
NET CHANGE IN CASH AND CASH EQUIVALENTS	435,535	(1,511)	38,001	—	472,025
CASH AND CASH EQUIVALENTS, Beginning of period	106,010	1,821	71,280	—	179,111

CASH AND CASH EQUIVALENTS, End of period	$541,545	$310	$109,281	$—	$651,136

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2012
	Parent /	Guarantor	Non-Guarantor	Elimination and Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$75,850	$15,813	$—	$91,663
CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions	—	(76,564)	(15)	—	(76,579)
Purchase of property and equipment	(3,232)	(25,857)	(4,984)	—	(34,073)

Net cash flows used in investing activities	(3,232)	(102,421)	(4,999)	—	(110,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	27,600	—	43,500	—	71,100
Payments on revolving credit facilities	(27,600)	—	(19,600)	—	(47,200)
Principal payments on long-term obligations	(589)	(3,267)	—	—	(3,856)
Payments on capital lease obligations	—	(9)	(11)	—	(20)
Other	242	—	—	—	242

Net cash flows from (used in) financing activities	(347)	(3,276)	23,889	—	20,266

Intercompany	(4,912)	29,922	(31,249)	6,239	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2,748	—	2,748
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,491)	75	6,202	6,239	4,025
CASH AND CASH EQUIVALENTS, Beginning of period	10,503	—	89,572	(6,239)	93,836

CASH AND CASH EQUIVALENTS, End of period	$2,012	$75	$95,774	$—	$97,861

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include estimates regarding:

•	our competitive position within the market for voice and data services;

•	the cost, reliability and market acceptance of voice and data services;

•	our ability to keep pace with our clients’ needs for technology and systems;

•	the profitability of the solutions we provide and seek to develop;

•	the impact of integrating or completing mergers or strategic acquisitions, including any cost-savings or other synergies resulting there from;

•	the level and cost of our indebtedness, including changes in interest rates, and the adequacy of capital for future requirements;

•	our expectations of future capital expenditures and contractual obligations;

•	the impact of pending litigation and the regulatory environment;

•	our ability to protect our proprietary information or technology;

•	our ability to manage effectively operations outside of the United States;

•	the cost of labor and turnover rates; and

•	the impact of foreign currency fluctuations;

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2012, we managed approximately 28 billion telephony minutes and approximately 134 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 1.2 billion notification calls and data messages. With approximately 730,000 telephony ports to handle conference calls, 9-1-1 public safety calls, alerts and notifications and customer service at March 31, 2013, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 425,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary platform and agent-based service offerings to our diverse client base.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness.

On March 27, 2013, we completed an initial public offering (“IPO”) of 21,275,000 shares of common stock of the Company, par value $0.001 per share, registered pursuant to a Registration Statement on Form S-1 (File No. 333-162292). Proceeds received from the offering, net of the underwriter’s discount were $401.0 million. The Company paid $1.0 million in Sponsor Management fees in the first quarter of 2013 and expects to pay an additional $24.0 million to an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC pursuant to that certain Management Agreement, dated October 24, 2006, and that certain Management Letter Agreement, dated March 8, 2013. The Management Agreement terminated in accordance with its terms immediately prior to completion of the IPO.

On March 27, 2013, the Company instructed the trustee for the Company’s 11% senior subordinated notes due 2016, to deliver a notice of redemption to the holders of all of the outstanding $450.0 million principal amount of senior subordinated notes. The redemption date is April 26, 2013 at a redemption price equal to 103.667% of the principal amount of the senior subordinated notes. During the three months ended March 31, 2013, the Company recorded the $16.5 million subordinated debt call premium as a non-operating expense. In addition, the Company will pay accrued and unpaid interest on the redeemed senior subordinated notes up to April 26, 2013. Following this redemption, none of the senior subordinated notes will remain outstanding.

On February 20, 2013, West, certain domestic subsidiaries of West, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified the Company’s senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, and the Third Amendment, the “Amended Credit Agreement”).

The Amended Credit Agreement provides for a reduction in the applicable margins and interest rate floors of all term loans, extends the maturity of a portion of the term loans due July 2016 to June 2018; and adds a further step down to the applicable margins of all term loans upon satisfaction of certain conditions. As of the effective date of the Third Amendment, the Company had outstanding the following senior secured term loans:

•

Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans are 3.25%, for LIBOR rate loans, and 2.25%, for base rate loans; and

•

Term loans in an aggregate principal amount of approximately $317.7 million (the “2016 Maturity Term Loans”; and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans are 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans.

The Amended Credit Agreement also provides for interest rate floors applicable to the Term Loans. The interest rate floors are 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans. The Term Loans are subject to an additional step down to the applicable margins by 0.50% conditioned upon completion by the Company of an IPO and the Company attaining and maintaining a total leverage ratio less than or equal to 4.75:1.00.

Evolution to Predominately Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 73% for the three months ended March 31, 2013 and our operating income from platform-based services has grown from 53% of total operating income to 95% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services—for example, an automated voice response system with the option for the client’s customer to speak to an agent. Accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

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

Key Factors Related to Cash Flows

We expect to generate $180-$220 million in free cash flow, cash flows from operations less capital expenditures, in 2013. Our expectation is to return some portion of our free cash flow to shareholders each year through a regular quarterly dividend. We expect to use the remaining free cash flow to reduce leverage and fund acquisitions to accelerate growth. Our goal is to reduce net leverage to less than 4x adjusted EBITDA in less than 24 months through free cash flow generation and EBITDA growth.

Our pro forma adjusted interest expense for the first quarter of 2013 was $46.4 million compared to actual interest expense of $72.9 million. Pro forma adjusted interest reflects the impact of lower debt balances and lower interest rates post IPO. Approximately $12.4 million of the pro forma adjustment relates to the savings expected for the full quarter from the anticipated redemption of the $450 million senior subordinated notes and the remaining amount relates to the savings for the full quarter associated with the pricing of amendment number three to our senior secured term loan facilities as if these transactions had been completed January 1, 2013. The amendment of the $2.4 billion senior secured term loan facilities was completed on February 20, 2013. This amendment will reduce our annual cash interest expense run rate by $47 million and extend the maturity of $1.1 billion of term loans to June 2018.

On March 27, 2013, we instructed the Bank of New York Mellon Trust Company, N.A., as trustee to deliver a notice of redemption to the holders of the outstanding $450.0 million principal amount of the senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. The redemption date for the senior subordinated notes was April 26, 2013. This redemption will reduce our annual cash interest expense run rate by $49.5 million.

The completion or our senior term loan amendment on February 20, 2013, and redemption of the senior subordinated notes on April 26, 2013, provides us with annual run rate interest savings of $96.5 million and further benefits the Company with an improved capital structure, reduced leverage and greater overall financial flexibility.

Overview of 2013 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the three months ended March 31, 2013. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report, or for our consolidated financial statements and notes thereto included elsewhere in this quarterly report.

•	Our revenue increased $21.2 million, or 3.3% during the three months ended March 31, 2013 compared to revenue during the three months ended March 31, 2012.

•	Our operating income decreased $21.0 million, or 18.3%, during the three months ended March 31, 2013 compared to operating income during the three months ended March 31, 2012. This decrease in operating income is primarily the result of $28.0 million of expenses recorded in connection with our IPO.

•	On February 20, 2013, we amended our senior secured term loan facilities. The Amended Credit Agreement provides for a reduction in the applicable margins and interest rate floors of all term loans, extends the maturity of a portion of the term loans due July 2016 to June 2018; and adds a further step down to the applicable margins of all term loans upon satisfaction of certain conditions.

•	On March 8, 2013, we completed a 1-for-8 reverse stock split and amended our Amended and Restated Certificate of Incorporation by filing an amendment with the Delaware Secretary of State. We also adjusted the share amounts under our Executive Incentive Plan and Nonqualified Deferred Compensation Plan as a result of the 1-for-8 reverse stock split.

•	On March 27, 2013, we completed our IPO of 21,275,000 shares of common stock of the Company. Proceeds from the offering, net of the underwriting discounts and commissions were $401.0 million.

•	On March 27, 2013, we instructed the trustee to deliver a 30 day notice of redemption to redeem $450.0 million 11% senior subordinated notes. The redemption price is 103.667% of the principal amount of the senior subordinated notes.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue: Total revenue for the three months ended March 31, 2013 increased approximately $21.2 million, or 3.3%, to $660.2 million from $639.1 million for the three months ended March 31, 2012. This increase during the three months ended March 31, 2013 included acquisition revenue of $22.4 million from the acquisition of HyperCube LLC (“HyperCube”), compared to $1.6 million for the three months ended March 31, 2012. The HyperCube acquisition closed on March 23, 2012 and its results have been included in the Communication Services segment since that date.

For the three months ended March 31, 2013 and 2012, our largest 100 clients represented 54% and 55% of total revenue, respectively.

Revenue by business segment:

	For the three months ended March 31,
	2013	% of Total Revenue	2012	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$367,568	55.7%	$359,647	56.3%	$7,921	2.2%
Communication Services	296,451	44.9%	281,737	44.1%	14,714	5.2%
Intersegment eliminations	(3,795)	-0.6%	(2,322)	-0.4%	(1,473)	63.4%

Total	$660,224	100.0%	$639,062	100.0%	$21,162	3.3%

For the three months ended March 31, 2013, Unified Communications revenue increased $7.9 million, or 2.2%, to $367.6 million from $359.6 million for the three months ended March 31, 2012. The increase in revenue for the three months ended March 31, 2013 was entirely organic. The increase was attributable primarily to the addition of new customers as well as an increase in usage of our web and audio-based conferencing services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 5.6%, for the three months ended March 31, 2013 over the three months ended March 31, 2012. When adjusted for the same number of business days in the first three months of 2013 compared to the first three months of 2012, reservationless volume of minutes grew 10%. For the three months ended March 31, 2013, the average rate per minute for reservationless services declined by approximately 6.1%. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future. Our Unified Communications international revenue grew to $117.1 million, an increase of 2.5% over the three months ended March 31, 2012.

For the three months ended March 31, 2013, Communication Services revenue increased $14.7 million, or 5.2%, to $296.5 million from $281.7 million for the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 included acquisition revenue of $22.4 million from the HyperCube acquisition, compared to $1.6 million for the three months ended March 31, 2012. Revenue from agent-based services for the three months ended March 31, 2013, decreased $11.4 million compared with the three months ended March 31, 2012 including a $5.2 million decline in direct response revenue. Revenue from platform-based services within Communication Services increased $26.1 million compared with the three months ended March 31, 2012.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $17.4 million, or 6.0%, in the three months ended March 31, 2013, to $309.1 million, from $291.7 million for the three months ended March 31, 2012. As a percentage of revenue, cost of services increased to 46.8% in the three months ended March 31, 2013 compared to 45.6% for the three months ended March 31, 2012.

Cost of services by business segment:

	For the three months ended March 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$157,106	42.7%	$148,740	41.4%	$8,366	5.6%
Communication Services	155,391	52.4%	144,742	51.4%	10,649	7.4%
Intersegment eliminations	(3,430)	NM	(1,780)	NM	(1,650)	NM

Total	$309,067	46.8%	$291,702	45.6%	$17,365	6.0%

NM—	Not meaningful

Unified Communications cost of services for the three months ended March 31, 2013 increased $8.4 million, or 5.6%, to $157.1 million from $148.7 million for the three months ended March 31, 2012. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.7% for the three months ended March 31, 2013 from 41.4% for the three months ended March 31, 2012. The increase in cost of services as a percentage of revenue is due primarily to changes in the product mix, geographic mix and declines in the average rate per minute for reservationless services.

Communication Services cost of services increased $10.6 million, or 7.4%, for the three months ended March 31, 2013 to $155.4 million from $144.7 million for the three months ended March 31, 2012. The increase in cost of services for the three months ended March 31, 2013 was primarily the result of $12.6 million of incremental cost of services from the HyperCube acquisition. As a percentage of this segment’s revenue, Communication Services cost of services increased to 52.4% for the three months ended March 31, 2013 from 51.4%, for the three months ended March 31, 2012. This increase in cost of services as a percentage of this segment’s revenue is due to the impact of the HyperCube acquisition.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses increased by approximately $24.7 million, or 10.6%, to $257.9 million for the three months ended March 31, 2013 from $233.1 million for the three months ended March 31, 2012. SG&A expenses in the first quarter of 2013 included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses. As a percentage of revenue, SG&A expenses increased to 39.1% for the three months ended March 31, 2013 from 36.5% for the three months ended March 31, 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 4.3% impact on SG&A expenses as a percentage of revenue. During the three months ended March 31, 2012, SG&A expenses included $5.3 million for an asset impairment and site closure expenses.

Selling, general and administrative expenses by business segment:

	For the three months ended March 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
Selling, general and administrative expenses in thousands:
Unified Communications	$132,598	36.1%	$113,770	31.6%	$18,828	16.5%
Communication Services	125,635	42.4%	119,889	42.6%	5,746	4.8%
Intersegment eliminations	(366)	NM	(541)	NM	175	NM

Total	$257,867	39.1%	$233,118	36.5%	$24,749	10.6%

NM—	Not meaningful

Unified Communications SG&A expenses for the three months ended March 31, 2013 increased $18.8 million, or 16.5%, to $132.6 million from $113.8 million for the three months ended March 31, 2012. As a percentage of this segment’s revenue, Unified Communications SG&A expenses was 36.1% for the three months ended March 31, 2013 compared to 31.6% for the three months ended March 31, 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses allocated to Unified Communications was $17.7 million. The Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 4.8% impact on SG&A expenses as a percentage of revenue for Unified Communications.

Communication Services SG&A expenses increased $5.7 million, or 4.8%, to $125.6 million for the three months ended March 31, 2013 from $119.9 million for the three months ended March 31, 2012. Incremental SG&A expenses from an acquired entity were $6.6 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 42.4% for the three months ended March 31, 2013 from 42.6% for the three months ended March 31, 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses allocated to Communication Services was $10.3 million. The Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 3.5% impact on SG&A expenses as a percentage of revenue for Communication Services. During the three months ended March 31, 2012 SG&A expenses in Communication Services included $4.8 million for an asset impairment and site closure expenses.

Operating income: Operating income decreased $21.0 million, or 18.3%, to $93.3 million for the three months ended March 31, 2013 from $114.2 million for the three months ended March 31, 2012. As a percentage of revenue, operating income decreased to 14.1% for the three months ended March 31, 2013 from 17.9% for the three months ended March 31, 2012. This decrease in operating income included the Sponsor management fee, related termination of the management agreement and IPO related bonuses. The Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 4.3% impact on operating income as a percentage of revenue.

Operating income by business segment:

	For the three months ended March 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$77,865	21.2%	$97,136	27.0%	$(19,271)	-19.8%
Communication Services	15,425	5.2%	17,106	6.1%	(1,681)	-9.8%

Total	$93,290	14.1%	$114,242	17.9%	$(20,952)	-18.3%

Unified Communications operating income for the three months ended March 31, 2013 decreased approximately $19.3 million, to $77.9 million from $97.1 million for the three months ended March 31, 2012. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 21.2% for the three months ended March 31, 2013 from 27.0% for the three months ended March 31, 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 4.8% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income decreased $1.7 million, or 9.8%, to $15.4 million for the three months ended March 31, 2013 from $17.1 million for the three months ended March 31, 2012. As a percentage of this segment’s revenue, Communication Services operating income decreased to 5.2% for the three months ended March 31, 2013 from 6.1% for the three months ended March 31, 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 3.5% impact on operating income as a percentage of revenue for Communication Services.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the call premium on the redemption of our 11% senior subordinated debt, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other income (expense) for the three months ended March 31, 2013 was ($88.4) million compared to ($59.3) million for the three months ended March 31, 2012. Interest expense for the three months ended March 31, 2013 was ($72.9) million compared to ($62.2) million during the three months ended March 31, 2012. This increase in interest expense is due to higher effective interest rates and higher outstanding balances on our variable rate senior secured term loan facilities.

During the three months ended March 31, 2013, we recorded a $16.5 million accrual for the 3.667% subordinated debt call premium of our $450 million senior subordinated notes.

During the three months ended March 31, 2013, we recorded a $1.7 million loss on foreign currency exchange rate changes on affiliate transactions. During the three months ended March 31, 2012, we recognized a $0.5 million loss on foreign currency exchange rate changes on affiliate transactions.

Net income—Net income decreased $31.0 million for the three months ended March 31, 2013 to $3.1 million from $34.0 million for the three months ended March 31, 2012. Net income includes a provision for income tax expense at an effective rate of approximately 37.5% for the three months ended March 31, 2013, compared to 38.0% for the three months ended March 31, 2012. The Sponsor management fee, related termination of the management agreement, IPO related bonuses and subordinated debt call premium had a $27.8 million negative impact on net income.

Earnings per common share: Earnings per common share-basic and diluted for the three months ended March 31, 2013 were $0.05. Earnings per common share-basic and diluted for the three months ended March 31, 2012 were $0.55 and $0.54, respectively. The Sponsor management fee, related termination of the management agreement, IPO related bonuses and subordinated debt call premium had a $0.43 and $0.42 impact on earnings per common share-basic and diluted, respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations supplemented by borrowings under our senior secured credit and asset securitization facilities.

On March 27, 2013, we completed our IPO of 21,275,000 shares of common stock of the Company. Proceeds from the offering, net of the underwriting discounts and commissions were $401.0 million. Also on March 27, 2013 we instructed the trustee to deliver a 30 day notice of redemption to redeem $450.0 million 11% senior subordinated notes. The redemption price is 103.667% of the principal amount of the senior subordinated notes.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments, quarterly dividends and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012	Change	% Change
Cash flows from operating activities	$98,666	$91,663	$7,003	7.6%
Cash flows used in investing activities	$(33,963)	$(110,652)	$76,689	-69.3%
Cash flows from financing activities	$409,581	$20,266	$389,315	NM

NM—	Not meaningful.

Net cash flows from operating activities increased $7.0 million, or 7.6%, to $98.7 million for the three months ended March 31, 2013, compared to net cash flows from operating activities of $91.7 million for the three months ended March 31, 2012. The increase in net cash flows from operating activities is primarily due to changes in working capital and the timing of interest payments and customer receipts.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 60 days at March 31, 2013, compared to 63 days at March 31, 2012, when adjusted for the HyperCube acquisition.

Net cash flows used in investing activities decreased $76.7 million to $34.0 million for the three months ended March 31, 2013, compared to net cash flows used in investing activities of $110.7 million for the three months ended March 31, 2012. Cash used for business acquisitions, net of cash acquired, during the three months ended March 31, 2012 was $76.6 million. Cash used for business acquisitions during the three months ended March 31, 2013 were less than $0.1 million. We invested $33.5 million in capital expenditures during the three months ended March 31, 2013 compared to $34.1 million for the three months ended March 31, 2012.

Net cash flows from financing activities increased $389.3 million to $409.6 million for the three months ended March 31, 2013, compared to net cash flows from financing activities of $20.3 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, proceeds from our IPO, net of related offering costs were $400.5 million. During the three months ended March 31, 2013, we had net proceeds of $50.0 million from our revolving credit facility compared to $23.9 million during the three months ended March 31, 2012. During the three months ended March 31, 2013, deferred financing and other debt related costs of $30.0 million were paid in connection with February 20, 2013, Amended and Restated Credit Agreement. Principal repayments on long-term obligations made during the three month ended March 31, 2013 were $10.1 million compared to $3.9 million during the three months ended March 31, 2012.

As of March 31, 2013, the amount of cash and cash equivalents held by our foreign subsidiaries was $88.6 million. We have accrued U.S. taxes on $226.8 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate initially equal to approximately $18.75 million per quarter (or an annual rate of $75.0 million). Based on approximately 83.4 million shares of common stock outstanding, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On April 25, 2013, we announced a $0.225 per common share quarterly dividend. The dividend is payable May 16, 2013, to shareholders of record as of the close of business on May 6, 2013.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility

On February 20, 2013, we modified our senior secured credit facilities by entering into Amendment No. 3 thereto (the “Third Amendment”). The senior secured credit facilities, as modified by the Third Amendment, provide for a reduction in the applicable margins and interest rate floors of all term loans, extend the maturity of a portion of the term loans due July 2016 to June 2018 and add a further step down to the applicable margins of all term loans upon satisfaction of certain conditions. As of the effective date of the Third Amendment, the Company had outstanding the following senior secured term loans:

•	Term loans due June 2018 in an aggregate principal amount of approximately $2.1 billion; and

•	Term loans due July 2016 in an aggregate principal amount of approximately $317.7 million ($316.9 million at March 31, 2013).

In connection with the Third Amendment, we incurred refinancing expenses of approximately $24.2 million for the soft-call premium paid to holders of term loans outstanding prior to the effectiveness of the Third Amendment and $5.8 million for other fees and expenses.

After giving effect to the Third Amendment, the interest rate margins for the term loans due 2016 are 2.75% for LIBOR rate loans, and 1.75% for base rate loans, the interest rate margins for the term loans due 2018 are 3.25% for LIBOR rate loans, and 2.25% for base rate loans and the interest rate floor is 1.00% for the LIBOR component of the LIBOR rate loans and 2.00% for the base rate component of the base rate loans. The applicable margins for each of the term loan tranches are subject to a step down of 0.50% conditioned upon completion by the Company of an initial public offering and the Company attaining and maintaining a total leverage ratio less than or equal to 4.75:1.00. The Third Amendment also provides for a soft call option applicable to all of the outstanding term loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six month anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions.

Our senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The amended and restated senior secured term loan facility, after giving effect to the Third Amendment, requires annual principal payments of approximately $24.1 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $306.5 million and $1,989.8 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for the three months ended March 31, 2013 and 2012 were 5.92% and 5.04%, respectively.

Senior Secured Revolving Credit Facility

Our senior secured revolving credit facilities provide senior secured financing of up to $201 million and matures on January 15, 2016. The senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 3.0% at March 31, 2013), and the margin ranges from 1.75% to 2.50% for base rate loans (base rate plus 2.0% at March 31, 2013). We are required to pay each non-defaulting lender a commitment fee of 0.50% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The highest balance outstanding on the senior secured revolving credit facility during the three months ended March 31, 2013 and 2012 was $0.0 million and $11.5 million, respectively. The average daily balance outstanding of the senior secured revolving credit facility during the three months ended March 31, 2013 and 2012 was $0.0 million and $0.8 million, respectively. The senior secured revolving credit facility was undrawn at March 31, 2013 and 2012.

Subsequent to March 31, 2013, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $357.4 million, including the aggregate amount of $126.4 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2016 Senior Subordinated Notes

On March 27, 2013 we instructed the Bank of New York Mellon Trust Company, N.A., as trustee to deliver a notice of redemption to the holders of the outstanding $450.0 million principal amount of the senior subordinated notes. The redemption price is 103.667% of the principal amount of the senior subordinated notes.

2018 Senior Notes

On October 5, 2010, we issued $500 million aggregate principal amount of 8 5/8% senior notes that mature on October 1, 2018 (the “2018 Senior Notes”).

At any time prior to October 1, 2014, we may redeem all or a part of the 2018 Senior Notes at a redemption price equal to 100% of the principal amount of 2018 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2018 Senior Notes) as of, and accrued and unpaid interest to the date of redemption, subject to the right of holders of 2018 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

At any time prior to November 15, 2014, we may redeem all or a part of the 2019 Senior Notes at a redemption price equal to 100% of the principal amount of 2019 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2019 Senior Notes) as of, and accrued and unpaid interest to, the date of redemption, subject to the right of holders of 2019 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo Bank, National Association, was amended and extended. The amended and extended facility provides for $150.0 million in available financing and was extended to September 12, 2014, reduced the unused commitment fee to 0.50% and lowered the LIBOR spread grid on borrowings, based on our total leverage ratio to 1.50% to 2.0% (LIBOR plus 1.75% at March 31, 2013). Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At March 31, 2013, $50.0 million was outstanding under the amended and extended asset securitization facility. At March 31, 2012, this facility was undrawn. The highest balance outstanding during the three months ended March 31, 2013 and 2012 was $50.0 million and $39.0 million, respectively.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—The Company is required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Adjusted EBITDA may not exceed 6.75 to 1.0 at March 31, 2013, and the interest coverage ratio of Adjusted EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 6.00 to 1.0 in 2015). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2013. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The senior secured credit facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes, and changes in our lines of business.

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

The following table summarizes our contractual obligations at March 31, 2013 (amounts in thousands):

	Payment due by period
Contractual		Less than			After 5
Obligations	Total	1 year	1 - 3 years	4 - 5 years	years
Senior Secured Term Loan Facility, due 2016	$316,862	$3,177	$6,353	$307,332	$—
Asset Securitization Facility, due 2014	50,000	—	50,000	—	—
Senior Secured Term Loan Facility, due 2018	2,090,732	16,982	42,000	42,000	1,989,750
11% Senior Suborninated Notes, called April 26, 2013	450,000	450,000	—	—	—
Subordinated Notes call premium	16,502	16,502	—	—	—
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	588,214	120,576	188,626	188,626	90,386
Estimated interest payments on variable rate debt (1)	505,367	104,345	202,965	176,680	21,377
Contractual minimums under telephony agreements (2)	63,000	47,700	15,300	—	—
Operating leases	122,672	35,205	44,889	21,199	21,379
Purchase obligations (3)	97,856	81,195	13,327	3,334	—
Interest rate swaps	695	695	—	—	—

Total contractual cash obligations	$5,451,900	$876,377	$563,460	$739,171	$3,272,892

(1)	Interest rate assumptions based on April 3, 2013, LIBOR U.S. dollar swap rate curves for the next five years.

(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At March 31, 2013, we have accrued $20.4 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $23.3 million for the three months ended March 31, 2013, compared to $23.9 million for the three months ended March 31, 2012. We currently estimate our capital expenditures for the remainder of 2013 to be between $106.7 million to $116.7 million, primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $357.4 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur asset securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off-Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through February 2014 and are renewed as required. The outstanding commitment on these obligations at March 31, 2013 was $18.6 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012. There have not been any significant changes with respect to these policies during the three months ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of March 31, 2013, we had $2,407.6 million outstanding under our senior secured term loan facility $50.0 million outstanding under our Asset Securitization Facility, $450.0 million outstanding under our 2016 Senior Subordinated Notes, $500.0 million outstanding under our 2018 Senior Notes and $650.0 million outstanding under our 2019 Senior Notes.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at March 31, 2013, would have no impact on our variable interest rate. At March 31, 2013, the 30 and 90 day LIBOR rates were approximately 0.2037% and 0.2826%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, rate increases on our variable debt in the immediate and near term is unlikely.

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

Based on our level of operating activities in foreign operations during the three months ended March 31, 2013, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On March 31, 2013 and 2012, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three months ended March 31, 2013 and 2012, revenues from non-U.S. countries were approximately 19% of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At March 31, 2013 and December 31, 2012, long-lived assets from non-U.S. countries were approximately 8% and 9%, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps carried interest rates ranging from 1.685% to 1.6975% and expire in June 2013. At March 31, 2013, the notional amount of debt outstanding under these interest rate swap agreements was $500.0 million of the outstanding $2,407.6 million senior secured term loan facility.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our

Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Growth in our IP-based UC Solutions business and our next generation 9-1-1 solution offering is largely dependent on customer acceptance of communications services over IP-based networks, which is still in its early stages. Continued growth depends on a number of factors outside of our control. Customers may delay adoption and deployment of IP-based UC Solutions for several reasons, including available capacity on legacy networks, internal commitment to in-house solutions and customer attitudes regarding security, reliability and portability of IP-based solutions. In the Emergency Communications business, adoption may be hindered by, among other factors, continued reliance by customers on legacy systems, the complexity of implementing new systems and budgetary constraints. If customers do not deploy and adopt IP-based network solutions at the rates we expect, for these or other reasons, our business results of operations and financial condition could be adversely affected.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more key clients would result in the loss of revenue.

Our 100 largest clients by revenue represented approximately 54% of our total revenue for the three months ended March 31, 2013. If we fail to retain a significant amount of business from any of our significant clients, our business, results of operations and financial condition could be adversely affected.

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

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases, whether from human error or fraud or malice on the part of employees or third parties or accidental technical failure, could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Certain of our client contracts do not contractually limit our liability for the loss of confidential information. Migration of our emergency communications business to IP-based communication increases this risk. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. For our international operations, we are obligated to implement processes and procedures to comply with local data privacy regulations. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

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

There are numerous state statutes and regulations governing telemarketing activities that do or may apply to us. For example, some states place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state. Such registration can be time consuming and costly. Compliance with all federal and state telemarketing regulations is costly and time consuming. In addition, notwithstanding our compliance efforts, any failure on our part to comply with the registration and other legal requirements applicable to companies engaged in telemarketing activities could have an adverse impact on our business. We could become subject to litigation by private parties and governmental bodies alleging a violation of applicable laws or regulations, which could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of such litigation and enforcement actions.

In addition, the FCC recently adopted rules revising the manner in which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic, as well as intercarrier compensation between wireline carriers and wireless providers. The rules adopted by the FCC provide for a multi-year transition to a national uniform terminating charge of zero, which is known as “bill-and-keep.” Carriers were required to cap all current rate elements as of December 29, 2011 and to begin reducing their termination and transport rates in annual steps, culminating with a bill-and-keep system by July 2018. In a Further Notice, the FCC is considering changes to rates charged for origination of toll-free traffic, which is a major type of traffic carried by West’s subsidiary, HyperCube. These rules are currently being challenged by several states, industry groups and telecommunications carriers, and there are other initiatives by state regulators to address intrastate access rates. We are unable to predict the outcome of these rulemaking efforts, and any resulting regulations could limit our ability to determine how we charge for our services and have an adverse effect on our profitability.

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

While we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

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

Our failure to repatriate cash from our foreign subsidiaries, or the costs incurred to do so, could harm our liquidity.

As of March 31, 2013, the amount of cash and cash equivalents held by our foreign subsidiaries was $88.6 million. From time to time we may seek to repatriate funds held by these subsidiaries, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our foreign subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes. Therefore, to the extent that we use cash generated in foreign jurisdictions, there may be a cost associated with repatriating cash to the United States or other limitations that could adversely affect our liquidity.

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

As of March 31, 2013, we had goodwill of approximately $1.8 billion and intangible assets, net of accumulated amortization, of $270.7 million, respectively. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have an adverse effect on our business, results of operations and financial condition.

Our ability to recover consumer receivables on behalf of our clients may be limited under federal and state laws, which could limit our ability to recover on consumer receivables regardless of any act or omission on our part.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Federal and state laws may limit our ability to recover on our clients’ consumer receivables regardless of any act or omission on our part. In addition, in March 2011, we entered into a Stipulated Order as part of a settlement agreement with the Federal Trade Commission (“FTC”) that imposes duties upon us beyond those of current federal and state laws. For example, for a period of five years from the date of entry of the Order, we must include a special disclosure on all written communications sent to consumers in connection with the collection of debts. The disclosure advises the consumer of certain rights they have under the Federal Fair Debt Collection Practices Act (“FDCPA”), provides a phone number and address at West to which the consumer can direct a complaint, and also provides contact information for the FTC if the consumer wishes to file a complaint with the Commission. In addition, for a period of five years, we must provide a special notice to all employees that advises them of certain requirements under the FDCPA including notice that individual collectors can be liable for violations of the FDCPA. Each employee must sign an acknowledgement that he or she has received and read the notice and we must maintain copies of the acknowledgements to verify our compliance. Additional consumer protection and privacy protection laws may be enacted that would impose additional or more stringent requirements on the enforcement of and collection on consumer receivables. In addition, federal and state governments are considering, and may consider in the future, other legislative proposals that would further regulate the collection of consumer receivables. The recently created Consumer Financial Protection Bureau (“CFPB”) has broad regulatory authority over consumer protection issues pertaining to financial products and services in the United States. The primary focus of the CFPB is on banks, but it also has authority over non-bank servicing agencies such as debt collection companies. The CFPB has the authority to conduct compliance examinations of any company within its jurisdiction and may bring enforcement actions when necessary to enforce consumer protection statutes. The CFPB is also authorized to promulgate regulations under consumer protection statutes that may impact the Company. Any failure to comply with any current or future laws applicable to us could limit our ability to collect on our clients’ charged-off consumer receivable portfolios, which could adversely affect our business, results of operations and financial condition.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

At March 31, 2013, our aggregate long-term indebtedness, including the current portion, was $4,057.6 million. During the three months ended March 31, 2013 our consolidated interest expense was approximately $72.9 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures or declared dividends, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot make assurances that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indentures that govern our outstanding notes. Our senior secured credit facilities documentation and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due. If we cannot make scheduled payments on our debt, we will be in default of such debt and, as a result:

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

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes, including dividend payments, and our failure to comply with the covenants contained in our senior secured credit facilities documentation or the indentures that govern our outstanding notes could result in an event of default that could adversely affect our results of operations.

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

We had a negative net worth as of March 31, 2013, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of March 31, 2013, we had a negative net worth of $850.2 million. Our negative net worth primarily resulted from the incurrence of indebtedness to finance our Recapitalization in 2006. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our debt agreements, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. At March 31, 2013, under the terms of our debt agreements, we would be permitted to incur up to approximately $357.4 million of additional tranches of term loans or increases to the revolving credit facility.

Item 2.	Sale of Unregistered Securities

(a) Sales of Unregistered Securities

During the three months ended March 31, 2013, 58,679 shares of our common stock were distributed from the West Corporation Deferred Compensation Plan and 17,338 shares of our common stock were issued as a result of stock option exercises for an aggregate consideration of $41,000. The shares of common stock issued upon exercise of options or from the West Corporation Deferred Compensation Plan referenced in the foregoing were issued pursuant to written compensatory plans or arrangements in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

(b) Use of Proceeds

On March 27, 2013, our Registration Statement on Form S-1 (File No. 333-162292) was declared effective by the Securities and Exchange Commission for its initial public offering pursuant to which we registered 24,466,250 shares of our common stock, par value $0.001 per share, with the proposed maximum offering price of $ 611,656,250. Pursuant to the Registration Statement, we sold an aggregate of 21,275,000 shares of our common stock at a price to the public of $20.00 per share. Goldman, Sachs & Co., Morgan Stanley & Co., LLC, Merrill Lynch Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC acted as book runners. The offering commenced as of March 21, 2013 and closed on March 27, 2013. The initial public offering resulted in net proceeds to us of $398.1 million after deducting underwriting discounts and commissions of approximately $24.5 million and other estimated offering expenses of approximately $2.9 million.

In connection with the offering, our board of directors had approved transaction-based IPO bonuses of $2.9 million under our Executive Incentive Compensation Plan, of which $750,000 was granted to Mr. Thomas B. Barker and $250,000 was granted to each of Ms. Berger and Messrs. Mendlik, Stangl and Strubbe on March 21, 2013. Also in connection with the offering, our compensation committee accelerated vesting of all remaining unvested shares subject to the Restricted Stock Award and Special Bonus Agreements and Restricted Stock Award Agreements entered into pursuant to the 2006 Executive Incentive Plan. The acceleration resulted in the vesting of an aggregate of 42,562 shares of common stock, including the acceleration of 40,001 shares of common stock previously granted to Todd B. Strubbe.

On March 27, 2013, we delivered a notice of redemption to The Bank of New York Mellon Trust Company, N.A., as trustee of our intention to redeem all of the outstanding $450.0 million principal amount of the 11% Senior Subordinated Notes due 2016. The redemption price is 103.667% of the principal amount of the senior subordinated notes. We intend to use net proceeds from the offering as well as cash on hand to fund the redemption of the senior subordinated notes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on March 22, 2013 pursuant to Rule 424(b).

Also in connection with the offering, pursuant to the terms of that certain management agreement we entered into with affiliates of the investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”), dated October 24, 2006 and that certain management letter agreement we entered into with affiliates of the Sponsors, dated March 8, 2013, we expect to pay the Sponsors $24.0 million with any remaining net proceeds from the offering and cash on hand.

(c) Issuer Purchases of Equity Securities

None.

Item 5.	Other Information

Change in Control Severance Agreements

On April 29, 2013, as previously approved by the Board of Directors, the Company entered into Change in Control Severance Agreements with certain executive officers and other key employees of the Company (the “Change in Control Agreements”). The following summary is qualified in its entirety by reference to the form of the Change in Control Agreement, a copy of which is filed as Exhibit 10.02 hereto.

An employee who enters into a Change in Control Agreement is entitled to the following severance benefits if the employee’s employment with the Company terminates during the two-year period following the consummation of a Change in Control (as defined in the Change in Control Agreement) for any reason other than cause, resignation without good reason, death or disability, as described in the Change in Control Agreement, or if the employee’s employment is terminated by the Company without cause prior to the consummation of a Change in Control at the direction or request of the person or group contemplating the Change in Control:

•	any unpaid base salary and bonus;

•

a prorated bonus for the year in which the termination occurs, based on the higher of the target bonus for the year of termination or the target bonus in effect immediately prior to the consummation of the Change in Control;

•

a lump sum payment equal to (i) the sum of the employee’s highest annual base salary in effect during the 12 months prior to the termination date plus the employee’s target annual bonus in effect immediately prior to the termination date (or, if higher, the average of the employee’s bonuses during the three years prior to the date of the Change in Control) if the employee is a Tier 3 employee, (ii) a lump sum payment equal to two times such sum if the employee is a Tier 2 employee or (iii) a lump sum payment equal to three times such sum if the employee is a Tier 1 employee;

•

continued benefit coverage for the employee and his or her dependents for a period of (i) one year after the date of termination if the employee is a Tier 3 employee, (ii) two years after the date of termination if the employee is a Tier 2 employee or (iii) three years after the date of termination if the employee is a Tier 1 employee;

•

accelerated vesting of any long-term incentive award (including, without limitation, any option, restricted stock, restricted stock unit, and other equity-based award) held by the employee, with any applicable performance goals deemed satisfied at the target level; and

•

outplacement assistance for a period of (i) six months if the employee is a Tier 3 employee or (ii) 12 months if the employee is a Tier 1 or 2 employee, but having a cost not in excess of $15,000 per employee.

Mr. Barker is a Tier 1 employee and Ms. Berger, Messrs. Mendlik, Stangl and Strubbe are Tier 2 employees.

         The severance benefits under the Change in Control Agreement are in lieu of any severance and consulting compensation paid under the employee’s existing employment agreement; except that, if the cash severance and consulting compensation payable under the employee’s existing employment agreement exceeds the cash severance under the Change in Control Agreement, then the employee will receive the cash severance and consulting compensation payable under such employment agreement rather than the cash severance payable under the Change in Control Agreement. If the payments to the employee would cause the employee to be subject to an excise tax under section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then the employee may elect to reduce the payments to the largest amount that could be payable without causing any payment to be (i) subject to the excise tax or (ii) nondeductible by the Company by reason of Section 280G of the Code.

Item 6.	Exhibits

10.01	Waiver Letters, effective as of March 21, 2013, by and among West Corporation, Thomas H. Lee Equity Fund VI, L.P. and certain of its affiliates, Putnam Investments Holdings, LLC, Quadrangle Capital Partners II and certain of its affiliates, and SONJ Private Opportunties Fund, L.P.

10.02	Form of Change in Control Severance Agreement (1)

10.03	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan (1)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2013, filed on April 29, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: April 29, 2013

Exhibit Index

Exhibit Number

10.01	Waiver Letters, effective as of March 21, 2013, by and among West Corporation, Thomas H. Lee Equity Fund VI, L.P. and certain of its affiliates, Putnam Investments Holdings, LLC, Quadrangle Capital Partners II and certain of its affiliates, and SONJ Private Opportunties Fund, L.P.

10.02	Form of Change in Control Severance Agreement (1)

10.03	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan (1)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2013, filed on April 29, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

(1)	Indicates management contract or compensation plan or arrangement.