Form 10-Q
period 2013-06-30
WEST CORP
filed 2013-08-02
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 30, 2013, 83,566,877 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and of stockholders’ deficit and of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

August 2, 2013

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUE	$672,695	$661,895	$1,332,919	$1,300,957
COST OF SERVICES	311,939	307,286	621,006	598,988
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	226,018	233,110	483,885	466,228

OPERATING INCOME	134,738	121,499	228,028	235,741
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $100, $82, $164 and $184	(57,190)	(60,625)	(130,068)	(122,687)
Subordinated debt call premium and accelerated amortization of deferred financing costs	(6,603)	—	(23,105)	—
Other	(1,077)	(1,691)	(99)	1,039

Other expense	(64,870)	(62,316)	(153,272)	(121,648)

INCOME BEFORE INCOME TAX EXPENSE	69,868	59,183	74,756	114,093
INCOME TAX EXPENSE	26,200	22,489	28,033	43,355

NET INCOME	$43,668	$36,694	$46,723	$70,738

EARNINGS PER COMMON SHARE:
Basic Common	$0.52	$0.60	$0.63	$1.15

Diluted Common	$0.51	$0.58	$0.62	$1.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	83,524	61,384	73,716	61,345

Diluted	84,943	63,565	75,151	63,525

DIVIDENDS DECLARED:
Dividends Declared Per Share	$0.225	—	$0.225	—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$43,668	$36,694	$46,723	$70,738
Foreign currency translation adjustments, net of tax of $(849), $6,871, $3,250 and $2,134	1,385	(11,210)	(5,303)	(3,482)
Reclassification of a cash flow hedge into earnings, net of tax of $690, $0, $1,349 and $0	(1,125)	—	(2,201)	—
Unrealized gain on cash flow hedges, net of tax of $(1,157), $(549) $(2,444) and $(817)	1,887	896	3,987	1,333

Comprehensive income	$45,815	$26,380	$43,206	$68,589

The accompanying notes are an integral part of these condensed consolidated financial statements, (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,380	$179,111
Trust and restricted cash	15,961	14,518
Accounts receivable, net of allowance of $11,181 and $10,439	440,291	444,411
Deferred income taxes receivable	7,342	13,148
Prepaid assets	50,222	42,129
Deferred expenses	43,612	38,442
Other current assets	32,564	29,333

Total current assets	804,372	761,092
PROPERTY AND EQUIPMENT:
Property and equipment	1,233,639	1,209,873
Accumulated depreciation and amortization	(884,152)	(844,977)

Total property and equipment, net	349,487	364,896
GOODWILL	1,813,665	1,816,851
INTANGIBLE ASSETS, net of accumulated amortization of $496,720 and $469,534	257,450	285,672
OTHER ASSETS	237,135	219,642

TOTAL ASSETS	$3,462,109	$3,448,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$105,687	$120,247
Accrued expenses	336,541	312,296
Current maturities of long-term debt	24,177	25,125

Total current liabilities	466,405	457,668
LONG-TERM OBLIGATIONS, less current maturities	3,566,391	3,992,531
DEFERRED INCOME TAXES	132,646	132,398
OTHER LONG-TERM LIABILITIES	116,140	115,242

Total liabilities	4,281,582	4,697,839
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value 475,000 shares authorized, 83,658 and 62,178 shares issued and 83,566 and 62,086 shares outstanding, respectively	84	62
Additional paid-in capital	2,126,426	1,720,639
Retained deficit	(2,914,027)	(2,941,948)
Accumulated other comprehensive loss	(26,648)	(23,131)
Treasury stock at cost (92 shares for both periods)	(5,308)	(5,308)

Total stockholders’ deficit	(819,473)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,462,109	$3,448,153

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,723	$70,738
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	55,777	53,196
Amortization	33,003	36,349
Asset impairment	—	3,715
Provision for share based compensation	5,050	2,650
Deferred income tax expense	9,007	7,707
Amortization of deferred financing costs	15,781	6,786
Other	38	171
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	8,922	(31,278)
Other assets	(18,562)	(36,340)
Accounts payable	(4,196)	2,566
Accrued interest payable	17,252	(6,353)
Accrued expenses, other liabilities and income tax payable	24,869	25,467

Net cash flows from operating activities	193,664	135,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0 and $1,350	(13)	(77,201)
Purchases of property and equipment	(59,527)	(58,429)
Other	(1,462)	—

Net cash flows used in investing activities	(61,002)	(135,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated notes	(450,000)	—
Proceeds from initial public offering, net of offering costs	398,271	—
Proceeds from revolving credit facilities	85,000	305,800
Payments on revolving credit facilities	(50,000)	(305,800)
Payments of deferred financing and other debt related costs	(30,222)	(14)
Call premium paid on subordinated notes	(16,502)	—
Principal repayments on long-term obligations	(12,088)	(7,712)
Proceeds and net settlements from stock options exercised including excess tax benefits	873	394
Dividends paid	(19,016)	—
Other	(9)	(86)

Net cash flows used in financing activities	(93,693)	(7,418)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3,700)	(1,307)
NET CHANGE IN CASH AND CASH EQUIVALENTS	35,269	(8,981)
CASH AND CASH EQUIVALENTS, Beginning of period	179,111	93,836

CASH AND CASH EQUIVALENTS, End of period	$214,380	$84,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$136,508	$124,320

Cash paid during the period for income taxes, net of refunds of $2,494 and $1,858	$21,536	$43,132

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$7,636	$6,481

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES)

(UNAUDITED)

					Accumulated
		Additional			Other	Total
	Common	Paid - in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Stock	Loss	Deficit
BALANCE, January 1, 2013	$62	$1,720,639	$(2,941,948)	$(5,308)	$(23,131)	$(1,249,686)
Net income			46,723			46,723
Dividends declared (cash dividend/$0.225 per share)			(18,802)			(18,802)
Other comprehensive loss, net of tax of $2,155 (Note 10)					(3,517)	(3,517)
Executive Deferred Compensation Plan activity		2,295				2,295
Issuance of common stock in connection with our initial public offering (21,725,000 shares)	21	401,012				401,033
Initial public offering costs		(2,860)				(2,860)
Stock options exercised including related tax benefits (135,851 shares)	1	1,618				1,619
Share based compensation		3,722				3,722

BALANCE, June 30, 2013	$84	$2,126,426	$(2,914,027)	$(5,308)	$(26,648)	$(819,473)

BALANCE, January 1, 2012	$61	$1,695,830	$(2,556,448)	$(3,820)	$(32,036)	$(896,413)
Net income			70,738			70,738
Other comprehensive loss, net of tax of $1,317 (Note 10)					(2,149)	(2,149)
Purchase of stock (1,500 shares)				(51)		(51)
Executive Deferred Compensation Plan activity		1,783				1,783
Stock options exercised including related tax benefits (80,696 shares)		82				82
Share based compensation		2,021				2,021

BALANCE, June 30, 2012	$61	$1,699,716	$(2,485,710)	$(3,871)	$(34,185)	$(823,989)

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

• IP-Based Unified Communications Solutions. We provide our clients with enterprise class IP-based communications solutions enabled by our technology. We offer hosted IP-private branch exchange and enterprise call management, hosted and managed multi-protocol label switching network solutions, unified communications partner solution portfolio services, cloud-based security services, integrated conferencing/desktop messaging and presence tools, and professional services and systems integration expertise.

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

• Telephony / Interconnect Services. Our telephony / interconnect services support the merging of traditional telecom, mobile and IP technologies to service providers and enterprises. We are a leading provider of local and national tandem switching services to carriers throughout the United States. We leverage our proprietary customer traffic information system, sophisticated call routing and control facility to provide tandem interconnection services to the competitive marketplace, including wireless, wire-line, cable telephony and Voice over Internet Protocol (“VoIP”) companies. We entered this market through the acquisition of HyperCube, LLC (“HyperCube”) in March 2012.

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

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2012. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2013 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

Reverse Stock Split – On March 8, 2013, we completed a 1-for-8 reverse stock split and amended our Amended and Restated Certificate of Incorporation by filing an amendment with the Delaware Secretary of State. We also adjusted the share amounts under our executive incentive plan and nonqualified deferred compensation plan as a result of the 1-for-8 reverse stock split. All numbers of common shares and per common share data in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split and the changes to the Amended and Restated Certificate of Incorporation of the Company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Initial Public Offering – On March 27, 2013, we completed an initial public offering (“IPO”) of 21,275,000 shares of common stock, par value $0.001 per share.

Dividend – Subject to legally available funds, we intend to pay a quarterly cash dividend. We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On May 16, 2013, we paid a $0.225 per common share quarterly dividend. The total dividend was $18.8 million paid to shareholders of record as of the close of business on May 6, 2013. In August 2012, a special dividend and dividend equivalent was declared. During the six months ended June 30, 2013, dividends and dividend equivalents of $0.2 million were paid on options and restricted stock that vested during this period and were subject to the special dividend. Approximately $0.2 million of the special dividend equivalent remains accrued at June 30, 2013 and will be paid as the stock options vest over the next two and one-half years.

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

Revenue Recognition – In our Unified Communications segment, conferencing and event services are generally billed and revenue recognized on a per participant minute basis. Web services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period, IP-based services are generally billed and revenue recognized on a per seat basis and alerts and notifications are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Foreign Currency and Translation of Foreign Subsidiaries – The functional currencies of our foreign operations are the respective local currencies. All assets and liabilities of our foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ deficit and comprehensive income. Foreign currency transaction gains or losses are recorded in the statement of operations.

Subsequent Events – In accordance with the provisions of ASC 855, we have evaluated subsequent events. No subsequent events requiring recognition were identified and therefore none were incorporated into the condensed consolidated financial statements presented herein.

Recent Accounting Pronouncements – In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 became effective for the Company January 1, 2013 and the adoption did not have an effect on our financial position, results of operations or cash flows.

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

On March 23, 2012, we completed the acquisition of HyperCube, a provider of switching services to telecommunications carriers throughout the United States. HyperCube exchanges or interconnects communications traffic to all types of carriers, including wireless, wire-line, cable telephony and VoIP companies. The purchase price was $77.9 million and was funded by cash on hand and partial use of our asset securitization financing facility.

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

Pro forma

Assuming the acquisition of HyperCube occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the six months ended June 30, 2012 would have been, in thousands (except per share amount), as follows:

Revenue	$1,317,333
Net Income	$70,685
Earnings per common share—basic	$1.15
Earnings per common share—diluted	$1.11

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined company.

Acquisition costs for the three months ended June 30, 2013 and 2012 were $0.3 million and $0.1 million, respectively, and are included in selling, general and administrative expenses. Acquisition costs for the six months ended June 30, 2013 and 2012 were $0.8 million and $0.5 million, respectively, and are included in selling, general and administrative expenses.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the year ended December 31, 2012 and the six months ended June 30, 2013:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2012	$962,982	$837,328	$1,800,310
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2012	962,982	799,653	1,762,635
Acquisitions	—	49,723	49,723
Acquisition accounting adjustments	970	43	1,013
Foreign currency translation adjustment	3,383	97	3,480

Balance at December 31, 2012	967,335	887,191	1,854,526

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at December 31, 2012	$967,335	$849,516	$1,816,851

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2013	$967,335	$887,191	$1,854,526
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2013	967,335	849,516	1,816,851
Foreign currency translation adjustment	(2,506)	(680)	(3,186)

Balance at June 30, 2013	964,829	886,511	1,851,340

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at June 30, 2013	$964,829	$848,836	$1,813,665

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

				Weighted Average Amortization Period (Years)
	As of June 30, 2013
	Acquired	Accumulated	Net Intangible
Intangible assets	Cost	Amortization	Assets
Client Relationships	$542,828	$(399,611)	$143,217	9.5
Technology & Patents	121,114	(65,603)	55,511	8.7
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,225	(18,443)	8,782	4.3
Other intangible assets	15,893	(13,063)	2,830	4.3

Total	$754,170	$(496,720)	$257,450

				Weighted
	As of December 31, 2012			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period (Years)
Client Relationships	$544,273	$(382,359)	$161,914	9.5
Technology & Patents	120,606	(57,768)	62,838	8.7
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,319	(16,760)	10,559	4.3
Other intangible assets	15,898	(12,647)	3,251	4.3

Total	$755,206	$(469,534)	$285,672

Amortization expense for finite-lived intangible assets was $13.9 million and $17.1 million for the three months ended June 30, 2013 and 2012, respectively, and $27.9 million and $32.0 million for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense for the intangible assets noted above for the entire year of 2013 and the next five years is as follows:

2013	$53.5 million
2014	$43.9 million
2015	$35.2 million
2016	$25.9 million
2017	$19.3 million
2018	$16.7 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	June 30,	December 31,
	2013	2012
Deferred revenue and customer deposits, net of long-term deferred revenue of $27,410 and $33,286	$94,261	$93,144
Accrued wages	58,899	47,240
Accrued phone	43,923	36,105
Accrued other taxes (non-income related)	40,719	38,608
Interest payable	40,053	39,868
Sponsor management termination accrual (1)	23,000	—
Accrued employee benefit costs	8,078	11,414
Accrued lease expense	2,092	8,392
Income taxes payable	—	4,336
Interest rate hedge position	—	2,346
Other current liabilities	25,516	30,843

	$336,541	$312,296

(1)	In connection with the IPO, pursuant to the terms of that certain management agreement we entered into with affiliates of the investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”), dated October 24, 2006, and that certain management letter agreement we entered into with affiliates of the Sponsors, dated March 8, 2013, we are required to pay the Sponsors $24.0 million with any remaining net proceeds from the offering and cash on hand. In April 2013, $1.0 million of the $24.0 million was paid to the Sponsors. Subsequent to June 30, 2013, the remaining balance due to the Sponsors was paid in full.

5.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	June 30,	December 31,
	2013	2012
Asset Securitization Facility, due 2014	$35,000	$—
Senior Secured Term Loan Facility, due 2016	316,068	1,452,506
Senior Secured Term Loan Facility, due 2018	2,089,500	965,150
11% Senior Subordinated Notes, paid in 2013	—	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,590,568	4,017,656

Less: current maturities	(24,177)	(25,125)

Long-term obligations	$3,566,391	$3,992,531

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 20, 2013, the Company, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), amending our Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, and the Third Amendment, the “Amended Credit Agreement”).

The Third Amendment provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018 and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions. As of the effective date of the Third Amendment, we had outstanding the following senior secured term loans:

• Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 3.25%, for LIBOR rate loans, and 2.25%, for base rate loans; and

• Term loans in an aggregate principal amount of approximately $317.7 million ($316.1 million at June 30, 2013) (the “2016 Maturity Term Loans”; and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans.

The Amended Credit Agreement also provided for interest rate floors applicable to the Term Loans. The interest rate floors are 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans. The Term Loans are subject to an additional step down to the applicable margins by 0.50% conditioned upon completion of our IPO and attaining and maintaining a total leverage ratio less than or equal to 4.75:1.00, which conditions were satisfied as of April 30, 2013 and continue to apply as of June 30, 2013.

The Amended Credit Agreement also provided for a soft call option applicable to the Term Loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six month anniversary of the effective date of the Third Amendment, West or the subsidiary borrowers enter into certain repricing transactions.

In connection with the Third Amendment, we incurred refinancing expenses of approximately $24.2 million for the soft-call premium paid to holders of term loans outstanding prior to the effectiveness of the Third Amendment and $6.0 million for other fees and expenses. These costs were capitalized as deferred financing costs and will be amortized over the life of the Amended Credit Agreement.

Effective as of April 30, 2013, we certified that our total leverage ratio was less than 4.75:1.00 and, in accordance with the terms of the Amended Credit Agreement, the interest rate margins applicable to the 2018 Maturity Term Loans were reduced by 0.50% to 2.75% for LIBOR rate loans and 1.75% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were reduced by 0.50% to 2.25% for LIBOR rate loans and 1.25% for base rate loans. The reduced interest rate margins are subject to a 0.50% increase in the event our leverage ratio as of the end of our quarterly reporting period exceeds 4.75:1:00.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 26, 2013, we redeemed the entire outstanding $450.0 million principal amount of our 11% Senior Subordinated Notes (“Senior Subordinated Notes”). The redemption price was 103.667% of the principal amount of the Senior Subordinated Notes. In addition, we paid accrued and unpaid interest on the redeemed Senior Subordinated Notes up to, but not including, the Redemption Date. Following this redemption, none of the Senior Subordinated Notes remained outstanding. We recorded the $16.5 million subordinated debt call premium in other non-operating expense. Upon completion of the redemption, we recorded other non-operating expense of $6.6 million for the remaining amortization of the balance of deferred financing costs associated with the Senior Subordinated Notes.

At June 30, 2013, we were in compliance with our debt covenants.

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

The cash flow hedges were recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings were affected by the hedged item. In June 2013, three interest rate swaps with a notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 1.685% to 1.6975%. At June 30, 2013, we did not have any interest rate swaps.

The following table presents, in thousands, the fair value of our derivatives and consolidated balance sheet location.

	Liability Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$—	Accrued expenses	$2,346

Total derivatives		$—		$2,346

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and six months ended June 30, 2013 and 2012, respectively.

				Amount of gain
	Amount of gain			reclassified from OCI
	recognized in OCI			into net income for the
	For the three months		Location of gain	three months ended
Derivatives designated	ended June 30,		reclassified from OCI	June 30,
as hedging instruments	2013	2012	into earnings	2013	2012
Interest rate swaps	$762	$896	Interest expense	$1,249	$—

	For the six months			For the six months
	ended June 30,			ended June 30,
	2013	2012		2013	2012
Interest rate swaps	$1,786	$1,333	Interest expense	$2,985	$—

7.	FAIR VALUE DISCLOSURES

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Nonqualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with the provisions of Accounting Standards Codification 320 Investments—Debt and Equity Securities considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market therefore, the fair value of these securities is determined by Level 1 inputs.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We evaluate classification within the fair value hierarchy at each period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

Interest rate swaps. The effect of the interest rate swaps was to change a variable rate debt obligation to a fixed rate for that portion of the debt that was hedged. We recorded the interest rate swaps at fair value. The fair value of the interest rate swaps was based on a model whose inputs were observable (LIBOR swap rates); therefore, the fair value of the interest rate swaps was based on a Level 2 input. At June 30, 2013, we did not have any interest rate swaps outstanding.

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

	Fair Value Measurements at June 30, 2013 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$47,444	$47,444	$—	$—	$47,444

		Fair Value Measurements at December 31, 2012 Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Assets
Trading securities	$46,144	$46,144	$—	$—	$46,144

Liabilities
Interest rate swaps	$2,346	$—	$2,346	$—	$2,346

The fair value of our 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at June 30, 2013 was approximately $1,215.5 million compared to the carrying amount of $1,150.0 million. The fair value of our 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $1,199.4 million compared to the carrying amount of $1,150.0 million. Our Senior Subordinated Notes were paid in full in April 2013. At December 31, 2012 the fair value or our Senior Subordinated Notes were $468.6 million compared to the carrying value of $450.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at June 30, 2013 was approximately $2,404.3 million compared to the carrying amount of $2,405.6 million. The fair value of our senior secured term loan facilities at December 31, 2012 was approximately $2,455.1 million compared to the carrying amount of $2,417.7 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC Topic 820. As such, property and equipment with a net carrying amount totaling $3.7 million were written down to zero during the six months ended June 30, 2012. This write-down was the result of the abandonment of capitalized costs incurred during the development of an internally developed software payroll application and was recorded in Selling, General and Administrative (“SG&A”) expenses.

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

On August 15, 2012, our Board of Directors declared a special cash dividend of $8.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, the Board of Directors authorized equivalent cash payments and/or adjustments to holders of outstanding stock options to reflect the payment of such dividend as required by the terms of our incentive plans. In addition, in connection with such payment, our Board of Directors accelerated the vesting of certain stock options that were granted in 2012 and scheduled to vest in 2013. The stock-based compensation recorded as a result of the accelerated vesting was $6.8 million. For options granted in 2012 and scheduled to vest in 2014 through 2016, no dividend equivalent was paid but the option exercise price was reduced by $8.00 to $25.52. Options granted prior to 2012 and options granted in 2012 originally scheduled to vest in 2013 participated in the dividend equivalent payment with no modification to the option exercise price. In conjunction with the refinancing and dividend, an appraisal of the Company was performed by Corporate Valuation Advisors, Inc., and approved by management and the Board of Directors, of the fair market value of each respective stock option grant and the underlying share of common stock both before and immediately after the dividend and refinancing. An additional $1.5 million stock-based compensation charge was recorded on option grants where the fair market value of the option and dividend equivalent paid, if any, exceeded the fair market value of the option before dividend and refinancing.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 Executive Incentive Plan—Stock Options

The following table presents the stock option activity under the 2006 EIP for the six months ended June 30, 2012 and 2013, respectively:

		Options Outstanding
	Options		Weighted
	Available	Number	Average
	for Grant	of Options	Exercise Price
Balance at January 1, 2012	3,429,260	315,563	$27.04
Granted	(2,615,000)	2,615,000	33.52
Canceled	17,750	(17,750)	45.44
Exercised	—	(7,188)	13.12

Balance at June 30, 2012	832,010	2,905,625	$32.80

Balance at January 1, 2013	850,448	2,870,413	$27.44
Granted	(69,373)	69,373	25.36
Canceled	32,092	(32,092)	29.04
Exercised	—	(25,000)	13.12

Balance at June 30, 2013	813,167	2,882,694	$27.52

At June 30, 2013, we expect that approximately 72% of options granted will vest over the vesting period. At June 30, 2013, the intrinsic value of vested options with an exercise price below the closing market price was approximately $1.5 million.

The following table summarizes the information on the options granted under the 2006 EIP at June 30, 2013:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$13.12	164,095	3.42	$13.12	164,095	$13.12
25.36	69,373	9.58	25.36	—	—
25.52	1,916,663	8.75	25.52	—	—
28.88	24,686	5.50	28.88	19,750	28.88
33.52	644,943	8.75	33.52	644,943	33.52
50.88	25,625	4.58	50.88	25,625	50.88
72.32	22,624	6.83	72.32	13,399	72.32
84.80	14,685	7.58	84.80	5,875	84.80

$13.12 - $84.80	2,882,694	8.38	$27.52	873,687	$31.03

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Options Outstanding
Executive Management Rollover Options	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2012	103	1,619,834	$5.54
Exercised	—	(88,573)	5.57

Balance at June 30, 2012	103	1,531,261	$5.54

Balance at January 1, 2013	103	287,578	$5.47
Canceled	23	(23)	—
Exercised	—	(147,944)	5.47

Balance at June 30, 2013	126	139,611	$5.47

The executive rollover options are fully vested.

The following table summarizes the outstanding and exercisable information on executive management rollover options granted under the 2006 EIP at June 30, 2013:

Outstanding and Exercisable
Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
139,611	1.1	$5.47

The aggregate intrinsic value of these options at June 30, 2013 was approximately $2.3 million.

We account for the stock option grants under the 2006 EIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of option awards granted under the 2006 EIP during the six months ended June 30, 2013 and 2012 were $9.04 and $12.24, respectively. The fair value of the option awards on which vesting was accelerated in 2012 was $5.92. The fair value of the option awards on which the exercise price was reduced by the amount of the $8.00 dividend in 2012, was $8.96. We estimated the fair value of 2006 EIP option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six months ended June 30,
	2013	2012 Initial grant	2012 Accelerated Vesting	2012 Reduced Exercise Price
Risk-free interest rate	1.09%	1.35%	0.63%	0.86%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	34.5%	34.7%	36.9%	35.1%
Expected life (years)	6.25	6.3	4.83	6.15

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

There was approximately $12.8 million and $24.5 million of unrecorded and unrecognized compensation expense related to unvested stock options under the 2006 EIP at June 30, 2013 and 2012, respectively, which will be recognized over the remaining vesting period of approximately three and one-half years.

The options awarded in 2013 were made under the 2006 EIP and prior to a decision to pay quarterly dividends. No further grants or awards are expected to be made under the 2006 EIP.

Restricted Stock

In connection with our recently completed IPO, our compensation committee accelerated the vesting of all remaining unvested shares subject to the restricted stock award and special bonus agreements and restricted stock award agreements entered into pursuant to the 2006 EIP. The acceleration resulted in the vesting of an aggregate of 42,562 shares of common stock. As a result of the accelerated vesting, $1.2 million of stock-based compensation was recognized in SG&A during the six months ended June 30, 2013.

2013 Long-Term Incentive Plan

Prior to the completion of our IPO, we adopted the 2013 Long-Term Incentive Plan (“LTIP”) which is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the LTIP, 8,500,000 shares of common stock will be available for awards granted under the LTIP, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP.

Upon consummation of our IPO, we paid each of our non-employee directors who are not affiliated with our Sponsors fully vested 5,000 shares of common stock. The stock awards are subject to pro rata forfeiture if the director does not remain on the board for at least six months.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense

For the three months ended June 30, 2013 and 2012, stock-based compensation expense was $1.9 million and $2.5 million, respectively. For the six months ended June 30, 2013 and 2012, stock-based compensation expense was $5.0 million and $2.6 million, respectively.

9.	EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Earnings Per Common Share:
Basic	$0.52	$0.60	$0.63	$1.15
Diluted	$0.51	$0.58	$0.62	$1.11
Weighted Average Number of Shares Outstanding:
Basic—Common	83,524	61,384	73,716	61,345
Dilutive Impact of Stock Options:
Common Shares	1,419	2,181	1,435	2,180
Diluted Common Shares	84,943	63,565	75,151	63,525

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive effect on earnings per share. At June 30, 2013 and 2012, 2,718,599 and 2,673,500 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock, such shares that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, were as follows (net of tax):

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, April 1, 2013	$(28,033)	$(762)	$(28,795)
Foreign currency translation adjustment, net of tax of $(849)	1,385	—	1,385
Reclassification of cash flow hedge into earnings, net of tax of $690 (1)	—	(1,125)	(1,125)
Unrealized gain on cash flow hedges, net of tax of $(1,157)	—	1,887	1,887

BALANCE, June 30, 2013	$(26,648)	$—	$(26,648)

BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $3,250	(5,303)	—	(5,303)
Reclassification of cash flow hedge into earnings, net of tax of $1,349 (1)	—	(2,201)	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	—	3,987	3,987

BALANCE, June 30, 2013	$(26,648)	$—	$(26,648)

	Foreign Currency Translation	Cash Flow Hedges	Other Comprehensive Income (Loss)
BALANCE, April 1, 2012	$(19,572)	$(4,299)	$(23,871)
Foreign currency translation adjustment, net of tax of $6,871	(11,210)	—	(11,210)
Unrealized gain on cash flow hedges, net of tax of $(549)	—	896	896

BALANCE, June 30, 2012	$(30,782)	$(3,403)	$(34,185)

BALANCE, January 1, 2012	$(27,300)	$(4,736)	$(32,036)
Foreign currency translation adjustment, net of tax of $2,134	(3,482)	—	(3,482)
Unrealized gain on cash flow hedges, net of tax of $(817)	—	1,333	1,333

BALANCE, June 30, 2012	$(30,782)	$(3,403)	$(34,185)

(1)	Recorded as interest expense in the condensed consolidated statement of operations.

11.	BUSINESS SEGMENTS

We operate in two business segments:

Unified Communications, including conferencing and collaboration services, event services, IP-based unified communication solutions and alerts and notification services; and

Communication Services, including emergency communications, automated call processing, telephony / interconnect services and agent-based services.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Amounts in thousands
Revenue:
Unified Communications	$382,869	$369,527	$750,437	$729,174
Communication Services	296,778	295,227	593,229	576,964
Intersegment eliminations	(6,952)	(2,859)	(10,747)	(5,181)

Total	$672,695	$661,895	$1,332,919	$1,300,957

Operating Income:
Unified Communications	$109,969	$99,805	$187,834	$196,941
Communication Services	24,769	21,694	40,194	38,800

Total	$134,738	$121,499	$228,028	$235,741

Depreciation and Amortization:
(Included in Operating Income)
Unified Communications	$21,851	$22,137	$43,523	$44,483
Communication Services	22,572	24,093	45,257	45,062

Total	$44,423	$46,230	$88,780	$89,545

Capital Expenditures:
Unified Communications	$13,260	$12,425	$24,441	$21,534
Communication Services	10,946	10,941	22,167	22,476
Corporate	1,190	2,142	2,089	5,374

Total	$25,396	$25,508	$48,697	$49,384

	As of June 30,	As of December 31,
	2013	2012
Assets:
Unified Communications	$1,632,747	$1,629,019
Communication Services	1,391,992	1,437,695
Corporate	437,370	381,439

Total	$3,462,109	$3,448,153

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2013 and 2012, our largest 100 clients represented 56% of our total revenue. For the six months ended June 30, 2013 and 2012, our largest 100 clients represented 55% of our total revenue.

Platform-based service revenue includes services provided in both the Unified Communications and Communication Services segments, while agent-based service revenue is provided in the Communication Services segment. During the three months ended June 30, 2013 and 2012, revenue from platform-based services was $494.9 million and $485.2 million, respectively. During the six months ended June 30, 2013 and 2012, revenue from platform-based services was $976.4 million and $933.9 million, respectively. During the three months ended June 30, 2013 and 2012, revenue from agent-based services was $180.6 million and $179.3 million, respectively. During the six months ended June 30, 2013 and 2012, revenue from agent-based services was $362.0 million and $372.1 million, respectively.

For the three months ended June 30, 2013 and 2012, revenues from non-U.S. countries were approximately 19% and 18% of consolidated revenues, respectively. For the six months ended June 30, 2013 and 2012, revenues from non-U.S. countries were approximately 19% of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenue:
Americas—United States	$543,497	$541,222	$1,079,072	$1,058,737
Europe, Middle East & Africa (EMEA)	80,382	73,052	159,506	148,873
Asia Pacific	42,665	41,862	82,388	81,795
Americas—Other	6,151	5,759	11,953	11,552

Total	$672,695	$661,895	$1,332,919	$1,300,957

	As of June 30,	As of December 31,
	2013	2012
Long-Lived Assets:
Americas—United States	$2,438,366	$2,446,090
Europe, Middle East & Africa (EMEA)	192,695	210,902
Asia Pacific	25,002	27,787
Americas—Other	1,674	2,282

Total	$2,657,737	$2,687,061

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(0.5) million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively. The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(1.1) million and ($1.2) million for the six months ended June 30, 2013 and 2012, respectively.

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended June 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$537,117	$135,578	$—	$672,695
COST OF SERVICES	—	240,223	71,716	—	311,939
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	187	180,731	45,100	—	226,018

OPERATING INCOME	(187)	116,163	18,762	—	134,738
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(38,338)	(24,662)	5,810	—	(57,190)
Accelerated amortization of deferred financing costs	(6,603)	—	—	—	(6,603)
Subsidiary Income	74,712	30,300	—	(105,012)	—
Other, net (1)	(98)	(16,477)	15,498	—	(1,077)

Other income (expense)	29,673	(10,839)	21,308	(105,012)	(64,870)

INCOME BEFORE INCOME TAX EXPENSE	29,486	105,324	40,070	(105,012)	69,868
INCOME TAX EXPENSE (BENEFIT)	(14,182)	30,662	9,720	—	26,200

NET INCOME	43,668	74,662	30,350	(105,012)	43,668

Foreign currency translation adjustments, net of tax of $(849)	1,385	—	1,385	(1,385)	1,385
Reclassification of cash flow hedge into earnings, net of tax of $690	(1,125)	—	—	—	(1,125)
Unrealized gain on cash flow hedges net of tax of $(1,157)	1,887	—	—	—	1,887

Comprehensive income	$45,815	$74,662	$31,735	$(106,397)	$45,815

(1)	Other, net includes intercompany transactions that self-eliminate in consolidation.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended June 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$524,942	$136,953	$—	$661,895
COST OF SERVICES	—	248,603	58,683	—	307,286
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,348)	194,658	39,800	—	233,110

OPERATING INCOME	1,348	81,681	38,470	—	121,499
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(40,198)	(24,650)	4,223	—	(60,625)
Subsidiary Income	68,849	28,808	—	(97,657)	—
Other, net	(1,337)	3,947	(4,301)	—	(1,691)

Other income (expense)	27,314	8,105	(78)	(97,657)	(62,316)

INCOME BEFORE INCOME TAX EXPENSE	28,662	89,786	38,392	(97,657)	59,183
INCOME TAX EXPENSE (BENEFIT)	(8,032)	24,888	5,633	—	22,489

NET INCOME	36,694	64,898	32,759	(97,657)	36,694

Foreign currency translation adjustments, net of tax of $6,871	(11,210)	—	(11,210)	11,210	(11,210)
Unrealized gain on cash flow hedges net of tax of $(549)	896	—	—	—	896

Comprehensive income	$26,380	$64,898	$21,549	$(86,447)	$26,380

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,064,404	$268,515	$—	$1,332,919
COST OF SERVICES	—	478,648	142,358	—	621,006
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,792	394,074	88,019	—	483,885

OPERATING INCOME (LOSS)	(1,792)	191,682	38,138	—	228,028
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(87,933)	(53,183)	11,048	—	(130,068)
Subordinated debt call premium and accelerated amortization of deferred financing costs	(23,105)	—	—	—	(23,105)
Subsidiary Income	113,915	52,548	—	(166,463)	—
Other, net (1)	2,220	(33,528)	31,209	—	(99)

Other income (expense)	5,097	(34,163)	42,257	(166,463)	(153,272)

INCOME BEFORE INCOME TAX EXPENSE	3,305	157,519	80,395	(166,463)	74,756
INCOME TAX EXPENSE (BENEFIT)	(43,418)	43,930	27,521	—	28,033

NET INCOME	46,723	113,589	52,874	(166,463)	46,723

Foreign currency translation adjustments, net of tax of $3,250	(5,303)	—	(5,303)	5,303	(5,303)
Reclassification of a cash flow hedge into earnings, net of tax of $1,349	(2,201)	—	—	—	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	3,987	—	—	—	3,987

Comprehensive income	$43,206	$113,589	$47,571	$(161,160)	$43,206

(1)	Other, net includes intercompany transactions that self-eliminate in consolidation.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,025,016	$275,941	$—	$1,300,957
COST OF SERVICES	—	482,082	116,906	—	598,988
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,265	383,736	79,227	—	466,228

OPERATING INCOME (LOSS)	(3,265)	159,198	79,808	—	235,741
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(81,131)	(50,178)	8,622	—	(122,687)
Subsidiary Income	115,868	50,665	—	(166,533)	—
Other, net	3,743	7,953	(10,657)	—	1,039

Other income (expense)	38,480	8,440	(2,035)	(166,533)	(121,648)

INCOME BEFORE INCOME TAX EXPENSE	35,215	167,638	77,773	(166,533)	114,093
INCOME TAX EXPENSE (BENEFIT)	(35,523)	53,566	25,312	—	43,355

NET INCOME	70,738	114,072	52,461	(166,533)	70,738

Foreign currency translation adjustments, net of tax of $2,134	(3,482)	—	(3,482)	3,482	(3,482)
Unrealized gain on cash flow hedges, net of tax of $(817)	1,333	—	—	—	1,333

Comprehensive income	$68,589	$114,072	$48,979	$(163,051)	$68,589

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	June 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,042	$6,954	$104,384	$—	$214,380
Trust and restricted cash	—	15,961	—	—	15,961
Accounts receivable, net	—	35,956	404,335	—	440,291
Intercompany receivables	—	965,473	—	(965,473)	—
Deferred income tax receivable	44,181	6,541	1,534	(44,914)	7,342
Prepaid assets	5,874	36,020	8,328	—	50,222
Deferred expenses	—	35,142	8,470	—	43,612
Other current assets	9,438	8,076	15,050	—	32,564

Total current assets	162,535	1,110,123	542,101	(1,010,387)	804,372
PROPERTY AND EQUIPMENT, NET	61,709	244,201	43,577	—	349,487
INVESTMENT IN SUBSIDIARIES	1,721,972	423,712	—	(2,145,684)	—
GOODWILL	—	1,637,725	175,940	—	1,813,665
INTANGIBLES, net	—	234,613	22,837	—	257,450
OTHER ASSETS	142,020	80,655	14,460	—	237,135

TOTAL ASSETS	$2,088,236	$3,731,029	$798,915	$(3,156,071)	$3,462,109

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,011	$77,316	$22,360	$—	$105,687
Intercompany payables	749,173	—	216,300	(965,473)	—
Accrued expenses	73,509	232,563	75,383	(44,914)	336,541
Current maturities of long-term debt	8,350	15,827	—	—	24,177

Total current liabilities	837,043	325,706	314,043	(1,010,387)	466,405
LONG -TERM OBLIGATIONS, less current maturities	1,972,446	1,558,945	35,000	—	3,566,391
DEFERRED INCOME TAXES	29,358	93,904	9,384	—	132,646
OTHER LONG-TERM LIABILITIES	68,862	32,443	14,835	—	116,140
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(819,473)	1,720,031	425,653	(2,145,684)	(819,473)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,088,236	$3,731,029	$798,915	$(3,156,071)	$3,462,109

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,010	$1,821	$71,280	$—	$179,111
Trust cash	—	14,518	—	—	14,518
Accounts receivable, net	—	67,959	376,452	—	444,411
Intercompany receivables	—	828,896	—	(828,896)	—
Deferred income taxes receivable	99,976	11,621	10,088	(108,537)	13,148
Prepaid assets	9,857	25,890	6,382	—	42,129
Deferred expenses	—	30,767	7,675	—	38,442
Other current assets	11,403	13,672	4,258	—	29,333

Total current assets	227,246	995,144	476,135	(937,433)	761,092
PROPERTY AND EQUIPMENT, NET	70,210	249,523	45,163	—	364,896
INVESTMENT IN SUBSIDIARIES	1,477,884	373,665	—	(1,851,549)	—
GOODWILL	—	1,637,725	179,126	—	1,816,851
INTANGIBLES, net	—	249,112	36,560	—	285,672
OTHER ASSETS	126,873	88,491	4,278	—	219,642

TOTAL ASSETS	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,627	$84,579	$21,041	$—	$120,247
Intercompany payables	550,799	—	278,097	(828,896)	—
Accrued expenses	48,524	319,480	52,829	(108,537)	312,296
Current maturities of long-term debt	8,677	16,448	—	—	25,125

Total current liabilities	622,627	420,507	351,967	(937,433)	457,668
LONG—TERM OBLIGATIONS, less current maturities	2,426,293	1,566,238	—	—	3,992,531
DEFERRED INCOME TAXES	40,457	81,440	10,501	—	132,398
OTHER LONG-TERM LIABILITIES	62,522	49,207	3,513	—	115,242
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,249,686)	1,476,268	375,281	(1,851,549)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$180,415	$13,249	$—	$193,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	—	(13)	—	(13)
Purchase of property and equipment	(2,089)	(42,412)	(15,026)	—	(59,527)
Other	—	(1,462)	—	—	(1,462)

Net cash flows from investing activities	(2,089)	(43,874)	(15,039)	—	(61,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	398,271	—	—	—	398,271
Payments of subordinated notes	(450,000)	—	—	—	(450,000)
Proceeds from revolving credit and accounts receivable securitization facilities	—	—	85,000	—	85,000
Payments on revolving credit and accounts receivable securitization facilities	—	—	(50,000)	—	(50,000)
Debt issuance costs	(30,222)	—	—	—	(30,222)
Principal repayments on long-term obligations	(4,123)	(7,965)	—	—	(12,088)
Call premium paid on subordinated notes	(16,502)	—	—	—	(16,502)
Proceeds from stock options exercised including excess tax benefits	873	—	—	—	873
Dividend payments	(19,016)	—	—	—	(19,016)
Other	(9)	—	—	—	(9)

Net cash flows from financing activities	(120,728)	(7,965)	35,000	—	(93,693)

Intercompany	119,849	(123,443)	3,594	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(3,700)	—	(3,700)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,968)	5,133	33,104	—	35,269
CASH AND CASH EQUIVALENTS, Beginning of period	106,010	1,821	71,280	—	179,111

CASH AND CASH EQUIVALENTS, End of period	$103,042	$6,954	$104,384	$—	$214,380

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$82,727	$54,892	$(2,245)	$135,374
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(77,158)	(43)	—	(77,201)
Purchase of property and equipment	(5,374)	(40,933)	(12,122)	—	(58,429)

Net cash flows from investing activities	(5,374)	(118,091)	(12,165)	—	(135,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	133,300	—	172,500	—	305,800
Payments on revolving credit and accounts receivable securitization facilities	(133,300)	—	(172,500)	—	(305,800)
Principal repayments on long-term obligations	(1,177)	(6,535)	—	—	(7,712)
Payments of deferred financing and other debt related costs	(14)	—	—	—	(14)
Proceeds and net settlements from stock options exercised including excess tax benefits	394	—	—	—	394
Other	(51)	(21)	(14)	—	(86)

Net cash flows from financing activities	(848)	(6,556)	(14)	—	(7,418)

Intercompany	7,496	41,920	(55,655)	6,239	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1,307)	—	(1,307)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,274	—	(14,249)	3,994	(8,981)
CASH AND CASH EQUIVALENTS, Beginning of period	10,503	—	89,572	(6,239)	93,836

CASH AND CASH EQUIVALENTS, End of period	$11,777	$—	$75,323	$(2,245)	$84,855

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include estimates regarding:

•	our competitive position within the market for voice and data services;

•	the cost, reliability and market acceptance of voice and data services;

•	our ability to keep pace with our clients’ needs for technology and systems;

•	the profitability of the solutions we provide and seek to develop;

•	the impact of integrating or completing mergers or strategic acquisitions, including any cost-savings or other synergies resulting therefrom;

•	the level and cost of our indebtedness, including changes in interest rates, and the adequacy of capital for future requirements, including our dividend expectations;

•	our expectations of future capital expenditures and contractual obligations;

•	the impact of pending litigation and the regulatory environment;

•	our ability to protect our proprietary information or technology;

•	our ability to manage effectively operations outside of the United States;

•	the cost of labor and turnover rates; and

•	the impact of foreign currency fluctuations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.

Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2012, we managed approximately 28 billion telephony minutes and approximately 134 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 1.2 billion notification calls and data messages. With approximately 750,000 telephony ports to handle conference calls, 9-1-1 public safety calls, alerts and notifications and customer service at June 30, 2013, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 440,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary platform and agent-based service offerings to our diverse client base.

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

The principal component of cost of services for our Communication Services segment is labor expense. Labor expense in costs of services primarily reflects compensation and benefits for the agents providing our agent-based services, but also includes compensation for personnel dedicated to emergency communications database management, manufacturing and development of our premise-based public safety solution as well as commissions for our sales professionals. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients. A significant component of our cost of services in this segment also includes variable telephone expense.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness.

On March 27, 2013, we completed an initial public offering (“IPO”) of 21,275,000 shares of our common stock, par value $0.001 per share, registered pursuant to a Registration Statement on Form S-1 (File No. 333-162292). Proceeds received from the IPO, net of the underwriter’s discount were $401.0 million. The Company paid $2.0 million in Sponsor management fees in the six months ended June 30, 2013 and an additional $23.0 million on July 1, 2013, to an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to that certain management agreement, dated October 24, 2006, and that certain management letter agreement, dated March 8, 2013. The management agreement terminated in accordance with its terms immediately prior to completion of the IPO.

On April 26, 2013, we redeemed our 11% $450.0 million principal amount senior subordinated notes due 2016. The redemption price was equal to 103.667% of the principal amount of the senior subordinated notes. During the six months ended June 30, 2013, we recorded a $16.5 million subordinated debt call premium and $6.6 million accelerated amortization of deferred financing costs as a non-operating expense. In addition, we paid accrued and unpaid interest on the redeemed senior subordinated notes up to April 26, 2013. Following this redemption, none of the senior subordinated notes remain outstanding.

On February 20, 2013, West, certain domestic subsidiaries of West, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), amending our Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, and with the Third Amendment, the “Amended Credit Agreement”).

The Third Amendment provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018, and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions, which conditions were satisfied effective as of April 30, 2013 and continue to apply as of June 30, 2013. As of the effective date of the Third Amendment, we had the following senior secured term loans outstanding:

• Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 3.25%, for LIBOR rate loans, and 2.25%, for base rate loans; and

• Term loans in an aggregate principal amount of approximately $317.7 million ($316.1 million at June 30, 2013) (the “2016 Maturity Term Loans”; and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans.

The Amended Credit Agreement also provides for interest rate floors applicable to the Term Loans. The interest rate floors are 1.00% for LIBOR rate loans and 2.00% for base rate loans. The Term Loans are subject to an additional step down to the applicable margins by 0.50% conditioned upon our completion of an IPO and attaining and maintaining a total leverage ratio less than or equal to 4.75:1.00. Effective as of April 30, 2013, we certified that our total leverage ratio was less than 4.75:1.00 and, in accordance with the terms of the Amended Credit Agreement, the interest rate margins applicable to the 2018 Maturity Term Loans were reduced by 0.50% to 2.75% for LIBOR rate loans and 1.75% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were reduced by 0.50% to 2.25% for LIBOR rate loans and 1.25% for base rate loans. The reduced interest rate margins are subject to a 0.50% increase in the event our leverage ratio as of the end of our quarterly reporting period exceeds 4.75:1:00. Effective as of April 30, 2013, we certified that our total leverage ratio was less than 4.75:1.00, which conditions were satisfied as of April 30, 2013 and continue to apply as of June 30, 2013.

Evolution to Predominately Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 73% for the six months ended June 30, 2013 and our operating income from platform-based services has grown from 53% of total operating income to 93% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services—for example, an automated voice response system with the option for the client’s customer to speak to an agent. Accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

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

Key Factors Related to Cash Flows

Our expectation is to return some portion of our free cash flow to shareholders each year through a regular quarterly dividend. We expect to use the remaining free cash flow to reduce leverage and fund acquisitions to accelerate growth. Our goal is to reduce net leverage to less than 4x adjusted EBITDA by the end of the first quarter of 2015 through free cash flow generation and EBITDA growth.

Our pro forma adjusted interest expense for the six months ended June 30, 2013 was $94.7 million compared to actual interest expense of $130.2 million. Pro forma adjusted interest expense reflects the impact of lower debt balances and lower interest rates applicable following our IPO. Approximately $15.8 million of the pro forma adjustment relates to the savings for the full six months ended June 30, 2013, from the redemption of the $450 million senior subordinated notes and the remaining $19.7 million relates to the savings associated with the pricing of the Third Amendment to our senior secured term loan facilities as if these transactions had been completed January 1, 2013. The amendment of the $2.4 billion senior secured term loan facilities and redemption of the 11% senior subordinated notes will reduce our annual cash interest expense by approximately $97.0 million. Further, the Third Amendment extended the maturity of $1.1 billion of term loans to June 2018.

On April 26, 2013, we redeemed the entire outstanding $450.0 million principal amount of our 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. This redemption will reduce our annual cash interest expense run rate by $49.5 million.

The completion of our senior term loan amendment on February 20, 2013 and redemption of the senior subordinated notes on April 26, 2013, provides us with annual run rate interest savings of $96.5 million and further benefits us with an improved capital structure, reduced leverage and greater overall financial flexibility.

Overview of 2013 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the three and six months ended June 30, 2013. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our consolidated financial statements and notes thereto included elsewhere in this quarterly report.

•	Our revenue increased $10.8 million, or 1.6% during the three months ended June 30, 2013 compared to revenue during the three months ended June 30, 2012.

•	Our revenue increased $32.0 million, or 2.5% during the six months ended June 30, 2013 compared to revenue during the six months ended June 30, 2012.

•	Our operating income increased $13.2 million, or 10.9% during the three months ended June 30, 2013 compared to revenue during the three months ended June 30, 2012.

•

Our operating income decreased $7.7 million, or 3.3%, during the six months ended June 30, 2013 compared to operating income during the six months ended June 30, 2012. This decrease in operating income is primarily the result of $28.0 million of expenses recorded in connection with our IPO.

•

Our cash flows from operating activities increased $58.3 million, or 43.1%, during the six months ended June 30, 2013 compared to cash flows from operating activities during the six months ended June 30, 2012.

•

On February 20, 2013, we amended our senior secured term loan facilities. The Amended Credit Agreement provided for a reduction in the applicable margins and interest rate floors of all term loans and extends the maturity of a portion of the term loans due July 2016 to June 2018. The applicable margins for each of the term loan tranches reflect a further step down of 0.50% based upon our initial public offering completed in March 2013 and the Company maintaining a total leverage ratio less than or equal to 4.75:1.00, which conditions were satisfied effective as of April 30, 2013 and continue to apply as of June 30, 2013.

•

On March 8, 2013, we completed a 1-for-8 reverse stock split and amended our Amended and Restated Certificate of Incorporation by filing an amendment with the Delaware Secretary of State. We also adjusted the share amounts under our Executive Incentive Plan and Nonqualified Deferred Compensation Plan as a result of the 1-for-8 reverse stock split.

•	On March 27, 2013, we completed our IPO of 21,275,000 shares of common stock. Proceeds from the offering, net of the underwriting discounts and commissions were $401.0 million.

•

On April 26, 2013, we redeemed our $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. These notes were paid in full.

•	On May 16, 2013, we paid a $0.225 per common share quarterly dividend. The total dividend was $18.8 million paid to shareholders of record as of the close of business on May 6, 2013.

•	On April 26, 2013, Moody’s Investors Service upgraded West Corporation’s corporate family rating to B1 from B2.

•	On June 19, 2013, Standard & Poors Ratings Services upgraded West Corporation’s corporate credit rating to BB- from B+ and raised the senior secured issue-level rating to BB from B+.

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Revenue: Total revenue for the three months ended June 30, 2013 increased $10.8 million, or 1.6%, to $672.7 million from $661.9 million for the three months ended June 30, 2012. This increase was entirely attributable to organic growth.

For the six months ended June 30, 2013, total revenue increased $32.0 million, or 2.5%, to $1,332.9 million from $1,301.0 million for the six months ended June 30, 2012. This increase during the six months ended June 30, 2013 included acquisition revenue of $20.9 million from the acquisition of HyperCube. The HyperCube acquisition closed on March 23, 2012. HyperCube’s results have been included in the Communication Services segment since that date. The remaining $11.1 million increase in revenue for the six months ended June 30, 2013 was due to organic growth.

For the three months ended June 30, 2013 and 2012, our largest 100 clients represented 56% of our total revenue. For the six months ended June 30, 2013 and 2012, our largest 100 clients represented 55% of our total revenue.

Revenue by business segment:

	For the three months ended June 30,				For the six months ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Revenue in thousands:
Unified Communications	$382,869	$369,527	$13,342	3.6%	$750,437	$729,174	$21,263	2.9%
Communication Services	296,778	295,227	1,551	0.5%	593,229	576,964	16,265	2.8%
Intersegment eliminations	(6,952)	(2,859)	(4,093)	NM	(10,747)	(5,181)	(5,566)	NM

Total	$672,695	$661,895	$10,800	1.6%	$1,332,919	$1,300,957	$31,962	2.5%

NM—Not Meaningful

For the three months ended June 30, 2013, Unified Communications revenue increased $13.3 million, or 3.6%, to $382.9 million from $369.5 million for the three months ended June 30, 2012. The increase in revenue for the three months ended June 30, 2013 was entirely attributable to organic growth, which resulted primarily from the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 13.9% for the three months ended June 30, 2013 over the three months ended June 30, 2012, while the average rate per minute for reservationless services declined by approximately 8.4% for the three months ended June 30, 2013 over the three months ended June 30, 2012.

For the six months ended June 30, 2013, Unified Communications revenue increased $21.3 million, or 2.9%, to $750.4 million from $729.2 million for the six months ended June 30, 2012. The $21.3 million of Unified Communications revenue growth was entirely due to organic growth. The increase was attributable primarily to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 9.6% for the six months ended June 30, 2013 over the six months ended June 30, 2012, while the average rate per minute for reservationless services declined by approximately 7.3% .

Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future.

During the three months ended June 30, 2013, Unified Communication’s revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions was $121.3 million, an increase of 6.8% over the three months ended June 30, 2012. During the six months ended June 30, 2013, Unified Communication’s revenue in APAC and EMEA regions grew to $238.4 million, an increase of 4.7% over the six months ended June 30, 2012.

For the three months ended June 30, 2013, Communication Services revenue increased $1.6 million, or 0.5%, to $296.8 million from $295.2 million for the three months ended June 30, 2012. The increase in revenue for the three months ended June 30, 2013 was entirely organic growth. Revenue from agent-based services for the three months ended June 30, 2013, increased $1.4 million compared with the three months ended June 30, 2012. This increase included a $1.7 million decline in direct response revenue. During the three months ended June 30, 2013, revenue from platform-based services within Communication Services increased $0.2 million compared with the three months ended June 30, 2012.

For the six months ended June 30, 2013, Communication Services revenue increased $16.3 million, or 2.8%, to $593.2 million from $577.0 million for the six months ended June 30, 2012. This increase during the six months ended June 30, 2013 included acquisition revenue of $20.9 million from the acquisition of HyperCube. The HyperCube acquisition closed on March 23, 2012 and its results have been included in the Communication Services segment since that date. Revenue from agent-based services for the six months ended June 30, 2013, decreased $10.1 million compared with the six months ended June 30, 2012. This decrease included a $6.9 million decline in direct response revenue. During the six months ended June 30, 2013, revenue from platform-based services within Communication Services increased $26.4 million compared with the six months ended June 30, 2012.

Cost of services: Cost of services consists of direct labor, telephone expense, sales commissions and other costs directly related to providing services to clients. Cost of services for the three months ended June 30, 2013 increased $4.7 million, or 1.5%, to $311.9 million, from $307.3 million for the three months ended June 30, 2012. As a percentage of revenue, cost of services was 46.4% for the three months ended June 30, 2013 and 2012. Cost of services for the six months ended June 30, 2013 increased $22.0 million, or 3.7%, to $621.0 million from $599.0 million for the six months ended June 30, 2012. As a percentage of revenue, cost of services increased to 46.6% for the six months ended June 30, 2013, compared to 46.0% for the six months ended June 30, 2012.

Cost of services by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2013	Revenue	2012	Revenue	Change	Change	2013	Revenue	2012	Revenue	Change	Change
In thousands:
Unified Communications	$162,546	42.5%	$156,550	42.4%	$5,996	3.8%	$319,652	42.6%	$305,291	41.9%	$14,361	4.7%
Communication Services	155,710	52.5%	153,053	51.8%	2,657	1.7%	311,100	52.4%	297,796	51.6%	13,304	4.5%
Intersegment eliminations	(6,317)	NM	(2,317)	NM	(4,000)	NM	(9,746)	NM	(4,099)	NM	(5,647)	NM

Total	$311,939	46.4%	$307,286	46.4%	$4,653	1.5%	$621,006	46.6%	$598,988	46.0%	$22,018	3.7%

NM—Not Meaningful

Unified Communications cost of services for the three months ended June 30, 2013 increased $6.0 million, or 3.8%, to $162.5 million from $156.6 million for the three months ended June 30, 2012. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.5% for the three months ended June 30, 2013 from 42.4% for the three months ended June 30, 2012.

Unified Communications cost of services for the six months ended June 30, 2013 increased $14.4 million, or 4.7%, to $319.7 million from $305.3 million for the six months ended June 30, 2012. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications, cost of services increased to 42.6% for the six months ended June 30, 2013 from 41.9% for the six months ended June 30, 2012. The increase in cost of services as a percentage of revenue for the three and six months ended June 30, 2013 is due primarily to changes in the product mix, geographic mix and declines in the average rate per minute for reservationless services.

Communication Services cost of services for the three months ended June 30, 2013 increased $2.7 million, or 1.7%, to $155.7 million from $153.1 million for the three months ended June 30, 2012. As a percentage of this segment’s revenue, Communication Services cost of services increased to 52.5% for the three months ended June 30, 2013, compared to 51.8% for the three months ended June 30, 2012.

Communication Services cost of services for the six months ended June 30, 2013 increased $13.3 million, or 4.5%, to $311.1 million from $297.8 million for the six months ended June 30, 2012. The increase in cost of services for the six months ended June 30, 2013 was primarily the result of $12.6 million of incremental cost of services from the HyperCube acquisition. As a percentage of this segment’s revenue, Communication Services cost of services increased to 52.4% for the six months ended June 30, 2013, compared to 51.6% for the six months ended June 30, 2012. This increase in cost of services as a percentage of this segment’s revenue is due to the impact of the HyperCube acquisition.

Selling, general and administrative expenses: SG&A expenses decreased $7.1 million, or 3.0%, to $226.0 million for the three months ended June 30, 2013 from $233.1 million for the three months ended June 30, 2012. As a percentage of revenue, SG&A expenses improved to 33.6% for the three months ended June 30, 2013 from 35.2% for the three months ended June 30, 2012.

SG&A expenses increased $17.7 million, or 3.8%, to $483.9 million for the six months ended June 30, 2013 from $466.2 million for the six months ended June 30, 2012. SG&A expenses in the six month ended June 30, 2013, included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses. As a percentage of revenue, SG&A expenses increased to 36.3% for the six months ended June 30, 2013, compared to 35.8% for the six months ended June 30, 2012. For the six months ended June 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 2.1% impact on SG&A expenses as a percentage of revenue.

Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2013	Revenue	2012	Revenue	Change	Change	2013	Revenue	2012	Revenue	Change	Change
In thousands:
Unified Communications	$110,353	28.8%	$113,171	30.6%	$(2,818)	-2.5%	$242,951	32.4%	$226,941	31.1%	$16,010	7.1%
Communication Services	116,299	39.2%	120,480	40.8%	(4,181)	-3.5%	241,934	40.8%	240,369	41.7%	1,565	0.7%
Intersegment eliminations	(634)	NM	(541)	NM	(93)	NM	(1,000)	NM	(1,082)	NM	82	NM

Total	$226,018	33.6%	$233,110	35.2%	$(7,092)	-3.0%	$483,885	36.3%	$466,228	35.8%	$17,657	3.8%

NM—Not Meaningful

Unified Communications SG&A expenses for the three months ended June 30, 2013 decreased $2.8 million, or 2.5%, to $110.4 million from $113.2 million for the three months ended June 30, 2012. This decrease in SG&A was due to non-recurring expense reductions of $3.5 million. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 28.8% for the three months ended June 30, 2013 compared to 30.6% for the three months ended June 30, 2012.

Unified Communications SG&A expenses for the six months ended June 30, 2013 increased $16.0 million, or 7.1%, to $243.0 million from $226.9 million for the six months ended June 30, 2012. As a percentage of this segment’s revenue, Unified Communications SG&A expenses increased to 32.4% for the six months ended June 30, 2013 compared to 31.1% for the six months ended June 30, 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses allocated to Unified Communications was $17.7 million. During the six months ended June 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 2.4% impact on SG&A expenses as a percentage of revenue for Unified Communications.

Communication Services SG&A expenses for the three months ended June 30, 2013 decreased $4.2 million, or 3.5%, to $116.3 million from $120.5 million for the three months ended June 30, 2012. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 39.2% for the three months ended June 30, 2013, compared to 40.8% for the three months ended June 30, 2012.

Communication Services SG&A expenses for the six months ended June 30, 2013 increased $1.6 million, or 0.7%, to $241.9 million from $240.4 million for the six months ended June 30, 2012. Incremental SG&A expenses from an acquired entity were $6.6 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 40.8% for the six months ended June 30, 2013, compared to 41.7% for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses allocated to Communication Services was $10.3 million. The Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.7% impact on SG&A expenses as a percentage of revenue for Communication Services.

Operating income: Operating income for the three months ended June 30, 2013 increased $13.2 million, or 10.9%, to $134.7 million from $121.5 million for the three months ended June 30, 2012. As a percentage of revenue, operating income for the three months ended June 30, 2013 improved to 20.0%, from 18.4% for the three months ended June 30, 2012.

Operating income for the six months ended June 30, 2013 decreased $7.7 million, or 3.3%, to $228.0 million from $235.7 million for the six months ended June 30, 2012. As a percentage of revenue, operating income for the six months ended June 30, 2013 decreased to 17.1%, from 18.1% for the six months ended June 30, 2012. This decrease in operating income included the Sponsor management fee, related termination of the management agreement and IPO related bonuses. During the six months ended June 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 2.1% impact on operating income as a percentage of revenue.

Operating income by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2013	Revenue	2012	Revenue	Change	Change	2013	Revenue	2012	Revenue	Change	Change
In thousands:
Unified Communications	$109,969	28.7%	$99,805	27.0%	$10,164	10.2%	$187,834	25.0%	$196,941	27.0%	$(9,107)	-4.6%
Communication Services	24,769	8.3%	21,694	7.3%	3,075	14.2%	40,194	6.8%	38,800	6.7%	1,394	3.6%

Total	$134,738	20.0%	$121,499	18.4%	$13,239	10.9%	$228,028	17.1%	$235,741	18.1%	$(7,713)	-3.3%

Unified Communications operating income for the three months ended June 30, 2013 increased $10.2 million, or 10.2%, to $110.0 million from $99.8 million for the three months ended June 30, 2012. As a percentage of this segment’s revenue, Unified Communications operating income improved to 28.7% for the three months ended June 30, 2013 from 27.0% for the three months ended June 30, 2012.

Unified Communications operating income for the six months ended June 30, 2013 decreased $9.1 million, or 4.6%, to $187.8 million from $196.9 million for the six months ended June 30, 2012. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 25.0% for the six months ended June 30, 2013 from 27.0% for the six months ended June 30, 2012. For the six months ended June 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 2.4% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income for the three months ended June 30, 2013 increased $3.1 million, or 14.2%, to $24.8 million from $21.7 million for the three months ended June 30, 2012. As a percentage of this segment’s revenue, Communication Services operating income improved to 8.3% for the three months ended June 30, 2013 from 7.3% for the three months ended June 30, 2012.

Communication Services operating income for the six months ended June 30, 2013 increased $1.4 million, or 3.6%, to $40.2 million from $38.8 million for the six months ended June 30, 2012. As a percentage of this segment’s revenue, Communication Services operating income improved to 6.8% for the six months ended June 30, 2013 from 6.7% for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.7% impact on operating income as a percentage of revenue for Communication Services.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the call premium and accelerated amortization of deferred financing costs on the redemption of our 11% senior subordinated debt, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other income (expense) for the three months ended June 30, 2013 was ($64.9) million compared to ($62.3) million for the three months ended June 30, 2012. Other income (expense) for the six months ended June 30, 2013 was ($153.3) million compared to ($121.6) million for the six months ended June 30, 2012. Interest expense for the three and six months ended June 30, 2013 was $57.2 million and $130.1 million, respectively, compared to $60.7 million and $122.9 million, respectively, for the three and six months ended June 30, 2012.

Upon completion of the redemption of the $450.0 million senior subordinated notes on April 26, 2013, we recorded as other non-operating expense $6.6 million for the accelerated amortization of the remaining balance of deferred financing costs associated with the senior subordinated notes. During the six months ended June 30, 2013, we recorded as other non-operating expense $16.5 million for the 103.677% subordinated debt call premium of our $450.0 million senior subordinated notes.

During the three and six months ended June 30, 2013, we recognized losses of $1.1 million and $2.8 million, respectively, on affiliate foreign currency transactions denominated in currencies other than the functional currency. During the three and six months ended June 30, 2012, we recognized a $0.3 million gain and $0.2 million loss, respectively, on affiliate foreign currency transactions denominated in currencies other than the functional currency.

Net income: Net income for the three months ended June 30, 2013 increased $7.0 million, or 19.0%, to $43.7 million from net income of $36.7 million for the three months ended June 30, 2012. Our net income for the six months ended June 30, 2013 decreased $24.0 million, or 33.9%, to $46.7 million from $70.7 million for the six months ended June 30, 2012. Net income includes a provision for income tax expense at an effective rate of approximately 37.5% for the three and six months ended June 30, 2013, compared to an effective tax rate of approximately 38.0% for the three and six months ended June 30, 2012. For the six months ended June 30, 2013, the Sponsor management fee, related termination of the management agreement, IPO related bonuses, subordinated debt call premium and accelerated interest expense for the deferred financing costs associated with the Senior Subordinated Notes had a $31.9 million negative impact on net income.

Earnings per common share: Earnings per common share-basic for the three and six months ended June 30, 2013 were $0.52 and $0.63, respectively, compared to earnings per share-basic for the three and six months ended June 30, 2012 of $0.60 and $1.15, respectively. Earnings per common share-diluted for the three and six months ended June 30, 2013 were $0.51 and $0.62, respectively, compared to earnings per share-diluted for the three and six months ended June 30, 2012 of $0.58 and $1.11, respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations, supplemented by borrowings under our bank and asset securitization credit facilities.

On March 27, 2013, we completed our IPO of 21,275,000 shares of common stock. Proceeds from the offering, net of the underwriting discounts and commissions were $401.0 million. On April 26, 2013, we redeemed our $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes.

On April 26, 2013, Moody’s Investors Service upgraded West Corporation’s corporate family rating to B1 from B2. On June 19, 2013, Standard & Poors Ratings Services upgraded West Corporation’s corporate credit rating to BB- from B+ and raised the senior secured issue-level rating to BB from B+.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments, quarterly dividends and the repayment of principal on debt.

The following table summarizes our cash flows by category for the periods presented:

	For the Six Months Ended June 30,
In thousands:	2013	2012	Change	% Change
Cash flows from operating activities	$193,664	$135,374	$58,290	43.1%
Cash flows used in investing activities	$(61,002)	$(135,630)	$74,628	55.0%
Cash flows used in financing activities	$(93,693)	$(7,418)	$(86,275)	NM

NM—Not Meaningful

Net cash flows from operating activities increased $58.3 million, or 43.1%, to $193.7 million for the six months ended June 30, 2013, compared to net cash flows from operating activities of $135.4 million for the six months ended June 30, 2012. The increase in net cash flows from operating activities is primarily due to improvements in our collections of accounts receivable and the timing of interest payments.

Days sales outstanding , a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 60 days at June 30, 2013 compared to 63 days at June 30, 2012.

Net cash flows used in investing activities decreased $74.6 million, or 55.0%, to $61.0 million for the six months ended June 30, 2013, compared to net cash flows used in investing activities of $135.6 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, our business acquisition investing was $77.2 million less than during the six months ended June 30, 2012. During the six months ended June 30, 2013, cash used for capital expenditures was $59.5 million compared to $58.4 million for the six months ended June 30, 2012.

Net cash flows used in financing activities increased $86.3 million to $93.7 million for the six months ended June 30, 2013, compared to net cash flows used in financing activities of $7.4 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, net proceeds from our IPO net of related offering costs were $398.3 million. During the six months ended June 30, 2013, we redeemed $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. Dividends paid during the six months ended June 30, 2013 were $19.0 million. During the six months ended June 30, 2013, net proceeds from revolving credit facilities were $35.0 million. During the six months ended June 30, 2013, deferred financing and other debt related costs of $30.2 million were paid in connection with the Third Amendment on February 20, 2013. Principal repayments on long-term obligations made during the six months ended June 30, 2013 were $12.1 million compared to $7.7 million during the six months ended June 30, 2012.

As of June 30, 2013, the amount of cash and cash equivalents held by our foreign subsidiaries was $84.0 million. We have accrued U.S. taxes on $218.2 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate equal to approximately $18.8 million per quarter (or an annual rate of $75.2 million). Based on approximately 83.6 million shares of common stock outstanding, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On July 31, 2013, we announced a $0.225 per common share quarterly dividend. The dividend is payable August 22, 2013, to shareholders of record as of the close of business on August 12, 2013.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Senior Secured Term Loan Facility

On February 20, 2013, we modified our Senior Secured Credit Facilities by entering into the Third Amendment. The Senior Secured Credit Facilities, as modified by the Third Amendment, provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018 and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions which conditions were satisfied effective as of April 30, 2013 and continue to apply as of June 30, 2013. As of the effective date of the Third Amendment, we had outstanding the following senior secured term loans:

•	2018 Maturity Term Loans in an aggregate principal amount of approximately $2.1 billion; and

•	2016 Maturity Term Loans in an aggregate principal amount of approximately $317.7 million ($316.1 million at June 30, 2013).

In connection with the Third Amendment, we incurred refinancing expenses of approximately $24.2 million for the soft-call premium paid to holders of term loans outstanding prior to the effectiveness of the Third Amendment and $6.0 million for other fees and expenses.

After giving effect to the Third Amendment as of the effective date of the Third Amendment, the interest rate margins for the 2016 Maturity Term Loans were 2.75% for LIBOR rate loans, and 1.75% for base rate loans, the interest rate margins for the 2018 Maturity Term Loans were 3.25% for LIBOR rate loans, and 2.25% for base rate loans and the interest rate floor is 1.00% for the LIBOR component of the LIBOR rate loans and 2.00% for the base rate component of the base rate loans. Effective as of April 30, 2013, we certified that our total leverage ratio was less than 4.75:1.00, which continue to apply as of June 30, 2013 and, in accordance with the terms of the Amended Credit Agreement, the interest rate margins applicable to the 2018 Maturity Term Loans were reduced by 0.50% to 2.75% for LIBOR rate loans and 1.75% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were reduced by 0.50% to 2.25% for LIBOR rate loans and 1.25% for base rate loans. The reduced interest rate margins are subject to a 0.50% increase in the event our leverage ratio as of the end of our quarterly reporting period exceeds 4.75:1:00. The Third Amendment also provides for a soft call option applicable to all of the outstanding term loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six month anniversary of the effective date of the amendment, we or our subsidiary borrowers enter into certain repricing transactions.

Our senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The amended and restated senior secured term loan facility, after giving effect to the Third Amendment, requires annual principal payments of approximately $24.2 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $306.5 million and $1,989.8 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facilities for the three and six months ended June 30, 2013 were 4.11% and 4.72%, respectively, compared to 4.97% and 5.01%, respectively, during the three and six months ended June 30, 2012.

Senior Secured Revolving Credit Facility

Our senior secured revolving credit facilities provide senior secured financing of up to $201 million and matures on January 15, 2016. The senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 2.75% at June 30, 2013), and the margin ranges from 1.75% to 2.50% for base rate loans (base rate plus 1.75% at June 30, 2013). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The senior secured revolving credit facilities were undrawn during the three and six months ended June 30, 2013. The highest outstanding balance on the extended maturity senior secured revolving credit facility during the three and six months ended June 30, 2012 was $19.9 million. The average daily outstanding balance of the senior secured revolving credit facility during the three and six months ended June 30, 2012, was $4.3 million and $2.6 million, respectively. The senior secured revolving credit facility was undrawn at June 30, 2012.

Subsequent to June 30, 2013, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $359.4 million, including the aggregate amount of $128.4 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2016 Senior Subordinated Notes

On April 26, 2013 we fully redeemed all of the outstanding 11% $450.0 million principal amount of the senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes.

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

Amended and Extended Asset Securitization

On September 12, 2011, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $150.0 million in available financing and was extended to September 12, 2014, reduced the unused commitment fee 0.50% and lowered the LIBOR spread on borrowings by 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At June 30, 2013, $35.0 million was drawn under this facility. At December 31, 2012, this facility was undrawn. The highest outstanding balance during the six months ended June 30, 2013 and 2012 was $50.0 million and $39.0 million, respectively.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Adjusted EBITDA may not exceed 6.75 to 1.0 at June 30, 2013, and the interest coverage ratio of Adjusted EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 6.00 to 1.0 in 2015). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2013. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The Senior Secured Credit Facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes, and changes in our lines of business.

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

2018 Senior Notes and 2019 Senior Notes—The 2018 Senior Notes and the 2019 Senior Notes indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at June 30, 2013.

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

The following table summarizes our contractual obligations at June 30, 2013 (amounts in thousands):

	Payment due by period
Contractual		Less than			After 5
Obligations	Total	1 year	1 - 3 years	4 - 5 years	years
Senior Secured Term Loan Facility, due 2016	$316,068	$3,177	$6,354	$306,537	$—
Asset Securitization Facility, due 2014	35,000	—	35,000	—	—
Senior Secured Term Loan Facility, due 2018	2,089,500	21,000	42,000	2,026,500	—
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	536,357	94,313	188,626	188,626	64,792
Estimated interest payments on variable rate debt (1)	383,804	90,932	177,682	115,190	—
Contractual minimums under telephony agreements (2)	52,400	48,600	3,800	—	—
Operating leases	120,270	35,239	43,772	21,713	19,546
Purchase obligations (3)	111,600	95,108	16,477	15	—

Total contractual cash obligations	$4,794,999	$388,369	$513,711	$2,658,581	$1,234,338

(1)	Interest rate assumptions based on July 9, 2013 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At June 30, 2013, we have accrued $21.0 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $48.7 million for the six months ended June 30, 2013, compared to $49.4 million for the six months ended June 30, 2012. We currently estimate our capital expenditures for the remainder of 2013 to be approximately $76.3 million to $86.3 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facilities discussed above include covenants which allow us the flexibility to issue additional indebtedness under our existing credit facilities in an aggregate principal amount not to exceed $359.4 million (increased by the aggregate amount of future principal payments made in respect of the senior secured term loans), incur certain other pari passu or subordinated indebtedness, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur asset securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through May 2014 and are renewed as required. The outstanding commitment on these obligations at June 30, 2013 was $18.4 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012. There have not been any significant changes with respect to these policies during the six months ended June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of June 30, 2013, we had $2,405.6 million outstanding under our senior secured term loan facility, $35.0 million outstanding under our Asset Securitization Facilities, $500.0 million outstanding under our 2018 Senior Notes and $650.0 million outstanding under our 2019 Senior Notes.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at June 30, 2013, would have no impact on our variable interest rate. At June 30, 2013, the 30 and 90 day LIBOR rates were approximately 0.19505% and 0.274%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, rate increases on our variable debt in the immediate and near term is unlikely.

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the six months ended June 30, 2013, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On June 30, 2013 and 2012, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three and six months ended June 30, 2013, revenues from non-U.S. countries were approximately 19% of consolidated revenues. For the three and six months ended June 30, 2012, revenues from non-U.S. countries were approximately 18% and 19% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. At June 30, 2013 and December 31, 2012, long-lived assets from non-U.S. countries were approximately 8% and 9%, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps carried interest rates ranging from 1.685% to 1.6975% and expired in June 2013. At June 30, 2013, we had no cash flow hedges outstanding.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the risks described under Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. If any of the risks described therein occur, our business, financial condition, liquidity and results of operations could be materially affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

During the three months ended June 30, 2013, 660 shares of our common stock were distributed from the West Corporation Deferred Compensation Plan. The shares of common stock issued from the West Corporation Deferred Compensation Plan, referenced in the foregoing, were issued pursuant to written compensatory plans or arrangements in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

(b) Use of Proceeds

On March 27, 2013, our Registration Statement on Form S-1 (File No. 333-162292) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, we sold an aggregate of 21,275,000 shares of our common stock at a price to the public of $20.00 per share. The offering closed on March 27, 2013 and resulted in net proceeds to us of $398.3 million after deducting underwriting discounts and commissions of approximately $24.5 million and other estimated offering expenses of approximately $2.8 million.

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

On March 27, 2013, we delivered a notice of redemption to The Bank of New York Mellon Trust Company, N.A., as trustee of our intention to redeem all of the outstanding $450.0 million principal amount of the 11% Senior Subordinated Notes due 2016. The redemption price was 103.667% of the principal amount of the senior subordinated notes and was completed on April 26, 2013. We used net proceeds from the offering as well as cash on hand to fund the redemption of the senior subordinated notes. There was no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on March 22, 2013 pursuant to Rule 424(b).

Also in connection with the IPO, pursuant to the terms of that certain management agreement we entered into with the Sponsors dated October 24, 2006 and that certain management letter agreement we entered into with affiliates of the Sponsors, dated March 8, 2013, we paid $1.0 million to the Sponsors in April 2013 and paid the Sponsors the remaining $23.0 million in July 2013 with the remaining net proceeds from the offering and cash on hand.

(c) Issuer Purchases of Equity Securities

None.

Item 6.	Exhibits

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2013, filed on August 2, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: August 2, 2013

EXHIBIT INDEX

Number	Description

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2013, filed on August 2, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.