Form 10-Q
period 2013-09-30
WEST CORP
filed 2013-11-01
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 25, 2013, 83,612,330 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of stockholders’ deficit and of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

November 1, 2013

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE	$665,366	$656,896	$1,998,285	$1,957,853
COST OF SERVICES	310,533	307,699	931,539	906,687
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	231,407	231,905	715,292	698,133

OPERATING INCOME	123,426	117,292	351,454	353,033
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $45, $76, $208 and $260	(51,242)	(69,146)	(181,310)	(191,833)
Subordinated debt call premium and accelerated amortization of deferred financing costs	—	(2,715)	(23,105)	(2,715)
Other	1,654	(9,792)	1,555	(8,753)

Other expense	(49,588)	(81,653)	(202,860)	(203,301)

INCOME BEFORE INCOME TAX EXPENSE	73,838	35,639	148,594	149,732
INCOME TAX EXPENSE	27,690	13,543	55,723	56,898

NET INCOME	$46,148	$22,096	$92,871	$92,834

EARNINGS PER COMMON SHARE:
Basic Common	$0.55	$0.36	$1.20	$1.51

Diluted Common	$0.54	$0.35	$1.18	$1.46

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	83,581	61,452	77,274	61,424

Diluted	85,042	63,531	78,720	63,530

DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$8.00	$0.45	$8.00

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$46,148	$22,096	$92,871	$92,834
Foreign currency translation adjustments, net of tax of $(3,744), $(2,386), $(494) and $(252)	6,109	3,893	806	411
Reclassification of a cash flow hedge into earnings, net of tax of $0, $595, $1,349 and $1,984	—	(970)	(2,201)	(3,237)
Unrealized gain on cash flow hedges, net of tax of $0, $(950) $(2,444) and $(3,156)	—	1,550	3,987	5,150

Comprehensive income	$52,257	$26,569	$95,463	$95,158

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$210,973	$179,111
Trust and restricted cash	15,749	14,518
Accounts receivable, net of allowance of $11,415 and $10,439	458,850	444,411
Deferred income taxes receivable	8,672	13,148
Prepaid assets	41,715	42,129
Deferred expenses	51,671	38,442
Other current assets	34,143	29,333

Total current assets	821,773	761,092
PROPERTY AND EQUIPMENT:
Property and equipment	1,238,693	1,209,873
Accumulated depreciation and amortization	(890,953)	(844,977)

Total property and equipment, net	347,740	364,896
GOODWILL	1,820,107	1,816,851
INTANGIBLE ASSETS, net of accumulated amortization of $513,652 and $469,534	244,557	285,672
OTHER ASSETS	246,503	219,642

TOTAL ASSETS	$3,480,680	$3,448,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$94,067	$120,247
Accrued expenses	354,527	312,296
Current maturities of long-term debt	24,177	25,125

Total current liabilities	472,771	457,668
LONG-TERM OBLIGATIONS, less current maturities	3,525,347	3,992,531
DEFERRED INCOME TAXES	136,699	132,398
OTHER LONG-TERM LIABILITIES	128,472	115,242

Total liabilities	4,263,289	4,697,839
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 475,000 shares authorized, 83,687 and 62,178 shares issued and 83,595 and 62,086 shares outstanding	84	62
Additional paid-in capital	2,129,857	1,720,639
Retained deficit	(2,886,703)	(2,941,948)
Accumulated other comprehensive loss	(20,539)	(23,131)
Treasury stock at cost (92 shares for both periods)	(5,308)	(5,308)

Total stockholders’ deficit	(782,609)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,480,680	$3,448,153

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,871	$92,834
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	85,172	79,999
Amortization	49,406	55,854
Asset impairment	—	3,715
Provision for share based compensation	8,154	23,276
Deferred income tax expense	3,668	10,317
Amortization of deferred financing costs	20,313	13,305
Other	93	185
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(12,739)	(35,951)
Other assets	(29,636)	(63,309)
Accounts payable	(15,979)	(1,045)
Accrued wages	26,774	17,403
Accrued expenses, other liabilities and income tax payable	48,632	47,364

Net cash flows from operating activities	276,729	243,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0 and $1,350	(13)	(77,264)
Purchases of property and equipment	(87,980)	(87,860)
Other	(1,166)	(163)

Net cash flows from investing activities	(89,159)	(165,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated notes and term loan facilities	(450,000)	(448,434)
Proceeds from initial public offering, net of offering costs	398,266	—
Proceeds from revolving credit facilities	85,000	305,800
Payments on revolving credit facilities	(85,000)	(305,800)
Proceeds from new term loan facility	—	970,000
Dividends paid	(37,840)	(510,634)
Payments of deferred financing and other debt related costs	(30,760)	(27,498)
Call premium paid on subordinated notes	(16,502)	—
Principal repayments on long-term obligations	(18,132)	(13,993)
Proceeds from stock options exercised including excess tax benefits	815	8,248
Repurchase of common stock	—	(1,488)
Other	(9)	(44)

Net cash flows from financing activities	(154,162)	(23,843)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,546)	264
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,862	55,081
CASH AND CASH EQUIVALENTS, Beginning of period	179,111	93,836

CASH AND CASH EQUIVALENTS, End of period	$210,973	$148,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$179,317	$174,786

Cash paid during the period for income taxes, net of refunds of $2,629 and $2,689	$36,831	$55,844

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$8,585	$11,759

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock	Additional Paid - in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
BALANCE, January 1, 2013	$62	$1,720,639	$(2,941,948)	$(5,308)	$(23,131)	$(1,249,686)
Net income			92,871			92,871
Dividends declared (cash dividends / $0.45 per share)			(37,626)			(37,626)
Other comprehensive income, net of tax of $(1,589) (Note 10)					2,592	2,592
Executive Deferred Compensation Plan activity		3,060				3,060
Issuance of common stock in connection with our initial public offering (21,275,000 shares)	21	401,012				401,033
Initial public offering costs		(2,767)				(2,767)
Stock options exercised including related tax benefits (164,827 shares)	1	1,567				1,568
Share based compensation		6,346				6,346

BALANCE, September 30, 2013	$84	$2,129,857	$(2,886,703)	$(5,308)	$(20,539)	$(782,609)

BALANCE, January 1, 2012	$61	$1,695,830	$(2,556,448)	$(3,820)	$(32,036)	$(896,413)
Net income			92,834			92,834
Dividends (cash dividends / $8.00 per share)			(511,043)			(511,043)
Other comprehensive income, net of tax of $(1,424) (Note 10)					2,324	2,324
Purchase of stock at cost (44,391 shares)				(1,488)		(1,488)
Executive Deferred Compensation Plan activity		2,787				2,787
Stock options exercised including related tax benefits (236,567 shares)	2	6,700				6,702
Share based compensation		12,396				12,396

BALANCE, September 30, 2012	$63	$1,717,713	$(2,974,657)	$(5,308)	$(29,712)	$(1,291,901)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

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

We operate in two business segments:

•	Unified Communications, including conferencing and collaboration services, event services, Internet Protocol (“IP”)-based unified communication solutions, and alerts and notification services; and

•	Communication Services, including emergency communication services, automated call processing, telephony / interconnect services and agent-based services.

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

— Alerts & Notification Services. Our technology platforms allow clients to manage and deliver automated, proactive and personalized communications. We use multiple delivery channels (voice, text messaging, email, social media and fax), based on the preference of the recipient. For example, we deliver patient notifications and send and confirm appointments and prescription reminders on behalf of our healthcare clients; send and receive automated outage notifications on behalf of our utility clients; and transmit emergency evacuation notices on behalf of municipalities.

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

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and our wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2012. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2013 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dividend – Subject to legally available funds, we intend to pay a quarterly cash dividend. We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On each of May 16, 2013 and August 22, 2013, we paid a $0.225 per common share quarterly dividend. The total dividend paid was $18.8 million to shareholders of record as of the close of business on May 6, 2013 and August 12, 2013, respectively, for a total of $37.6 million. In August 2012, a special dividend and dividend equivalent was declared. During the nine months ended September 30, 2013, dividends and dividend equivalents of $0.2 million were paid on options and restricted stock that vested during this period and were subject to the special dividend. In addition, approximately $0.2 million of the special dividend equivalent remains accrued at September 30, 2013 and will be paid as the stock options vest over the next two and one-quarter years.

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

Revenue Recognition – In our Unified Communications segment, conferencing and event services are generally billed and revenue recognized on a per participant minute basis. Web services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period, IP-based services are generally billed and revenue recognized on a per seat basis and alerts and notification services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services.

Our Communication Services segment recognizes revenue for platform-based and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communication services revenue within the Communication Services segment is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for telephony / interconnect services is recognized in the period the service is provided and when collection is reasonably assured. These telephony / interconnect services are primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)(ASU 2013-02), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (included in Note 10). ASU 2013-02 became effective for the Company January 1, 2013 and the adoption did not have an effect on our financial position, results of operations or cash flows.

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

Pro forma

Assuming the acquisition of HyperCube occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the nine months ended September 30, 2012 would have been, in thousands (except per share amount), as follows:

Revenue	$1,974,229
Net Income	$92,781
Earnings per common share—basic	$1.51
Earnings per common share—diluted	$1.46

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined company.

Acquisition costs for the three months ended September 30, 2013 and 2012 were $0.2 million and $0.3 million, respectively, and are included in selling, general and administrative expenses. Acquisition costs for the nine months ended September 30, 2013 and 2012 were $0.9 million and $0.8 million, respectively, and are included in selling, general and administrative expenses.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Unified Communications	Communication Services	Consolidated
Balance at January 1, 2013	$967,335	$887,191	$1,854,526
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2013	967,335	849,516	1,816,851
Foreign currency translation adjustment	3,847	(591)	3,256

Balance at September 30, 2013	971,182	886,600	1,857,782

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at September 30, 2013	$971,182	$848,925	$1,820,107

	Unified Communications	Communication Services	Consolidated
Balance at January 1, 2012	$962,982	$837,328	$1,800,310
Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at January 1, 2012	962,982	799,653	1,762,635
Acquisitions	—	49,723	49,723
Acquisition accounting adjustments	970	43	1,013
Foreign currency translation adjustment	3,383	97	3,480

Balance at December 31, 2012	967,335	887,191	1,854,526

Accumulated impairment losses	—	(37,675)	(37,675)

Net balance at December 31, 2012	$967,335	$849,516	$1,816,851

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

				Weighted
	As of September 30, 2013			Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Client Relationships	$545,941	$(411,332)	$134,609	9.5
Technology & Patents	121,913	(69,577)	52,336	8.7
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,351	(19,444)	7,907	4.3
Other intangible assets	15,894	(13,299)	2,595	4.3

Total	$758,209	$(513,652)	$244,557

				Weighted
	As of December 31, 2012			Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Client Relationships	$544,273	$(382,359)	$161,914	9.5
Technology & Patents	120,606	(57,768)	62,838	8.7
Trade names	47,110	—	47,110	Indefinite
Trade names (finite-lived)	27,319	(16,760)	10,559	4.3
Other intangible assets	15,898	(12,647)	3,251	4.3

Total	$755,206	$(469,534)	$285,672

Amortization expense for finite-lived intangible assets was $13.9 million and $17.1 million for the three months ended September 30, 2013 and 2012, respectively, and $41.8 million and $49.1 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense for the intangible assets noted above for the entire year of 2013 and the next five years is as follows:

2013	$53.9 million
2014	$44.2 million
2015	$35.4 million
2016	$26.1 million
2017	$19.3 million
2018	$16.7 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	September 30, 2013	December 31, 2012
Deferred revenue and customer deposits, net of long-term deferred revenue of $35,916 and $33,286	$94,718	$93,144
Accrued wages	78,366	47,240
Accrued phone	46,753	36,105
Interest payable	43,860	39,868
Accrued other taxes (non-income related)	39,121	38,608
Income taxes payable	16,738	4,336
Accrued employee benefit costs	7,042	11,414
Accrued lease expense	2,855	8,392
Other current liabilities	25,074	33,189

	$354,527	$312,296

5. LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	September 30, 2013	December 31, 2012
Senior Secured Term Loan Facility, due 2016	$315,274	$1,452,506
Senior Secured Term Loan Facility, due 2018	2,084,250	965,150
11% Senior Subordinated Notes, paid in 2013	—	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,549,524	4,017,656

Less: current maturities	(24,177)	(25,125)

Long-term obligations	$3,525,347	$3,992,531

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Third Amendment provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018 and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions. As of September 30, 2013, we had outstanding the following senior secured term loans:

•	Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans; and

•	Term loans in an aggregate principal amount of approximately $315.3 million (the “2016 Maturity Term Loans”; and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.25%, for LIBOR rate loans, and 1.25%, for base rate loans.

The interest rate margins are subject to a 0.50% increase in the event our leverage ratio as of the end of our quarterly reporting period exceeds 4.75:1.00. As of September 30, 2013, our total leverage ratio was less than the 4.75:1.00. The Amended Credit Agreement also provided for interest rate floors applicable to the Term Loans. The interest rate floors are 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans.

In connection with the Third Amendment, we incurred refinancing expenses of approximately $24.2 million for the soft-call premium paid to holders of term loans outstanding prior to the effectiveness of the Third Amendment and $6.2 million for other fees and expenses. These costs were capitalized as deferred financing costs and will be amortized over the life of the Amended Credit Agreement.

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

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and its term was extended to June 30, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report.

At September 30, 2013, we were in compliance with our debt covenants.

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

The cash flow hedges were recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings were affected by the hedged item. In June 2013, three interest rate swaps with a notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 1.685% to 1.6975%. At September 30, 2013, we did not have any interest rate swaps.

The following table presents, in thousands, the fair value of our derivatives and consolidated balance sheet location.

	Liability Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$—	Accrued expenses	$2,346

Total derivatives		$—		$2,346

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives designated	Amount of gain recognized in OCI for the three months ended September 30,		Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI into earnings for the three months ended September 30,
as hedging instruments	2013	2012	into net income	2013	2012
Interest rate swaps	$—	$580	Interest expense	$—	$(1,565)

	For the nine months ended September 30,			For the nine months ended September 30,
	2013	2012		2013	2012
Interest rate swaps	$1,786	$1,913	Interest expense	$2,985	$(5,221)

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

Interest rate swaps. The effect of the interest rate swaps was to change a variable rate debt obligation to a fixed rate for that portion of the debt that was hedged. We recorded the interest rate swaps at fair value. The fair value of the interest rate swaps was based on a model whose inputs were observable (LIBOR swap rates); therefore, the fair value of the interest rate swaps was based on a Level 2 input. At September 30, 2013, we did not have any interest rate swaps outstanding.

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

		Fair Value Measurements at September 30, 2013 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Other Assets
Trading securities	$50,557	$50,557	$—	$—	$50,557

		Fair Value Measurements at December 31, 2012 Using:
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Other Assets
Trading securities	$46,144	$46,144	$—	$—	$46,144

Accrued Expenses
Interest rate swaps	$2,346	$—	$2,346	$—	$2,346

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of our 8 5 /8% senior notes and 7 7 /8% senior notes based on market quotes, which we determined to be Level 1 inputs, at September 30, 2013 was approximately $1,242.9 million compared to the carrying amount of $1,150.0 million. The fair value of our 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $1,199.4 million compared to the carrying amount of $1,150.0 million. Our Senior Subordinated Notes were paid in full in April 2013. At December 31, 2012 the fair value or our Senior Subordinated Notes were $468.5 million compared to the carrying value of $450.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at September 30, 2013 was approximately $2,398.5 million compared to the carrying amount of $2,399.5 million. The fair value of our senior secured term loan facilities at December 31, 2012 was approximately $2,455.1 million compared to the carrying amount of $2,417.7 million.

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC Topic 820. As such, property and equipment with a net carrying amount totaling $3.7 million were written down to zero during the nine months ended September 30, 2012. This write-down was the result of the abandonment of capitalized costs incurred during the development of an internally developed software payroll application and was recorded in Selling, General and Administrative (“SG&A”) expenses.

8. STOCK-BASED COMPENSATION

2006 Executive Incentive Plan

Stock options granted under the West Corporation 2006 Executive Incentive Plan (“2006 EIP”) prior to 2012 vest over a period of five years, with 20% of the stock option becoming exercisable on each of the first through fifth anniversaries of the grant date. During 2012, a form of option certificate was adopted such that the 2012 grants vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2013 Long-Term Incentive Plan

Prior to the completion of our IPO, we adopted the 2013 Long-Term Incentive Plan (“2013 LTIP”) which is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock will be available for stock options, restricted stock or other types of equity awards granted under the LTIP, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP.

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock option activity under the 2006 EIP and 2013 LTIP for the nine months ended September 30, 2012 and 2013, respectively:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2012	3,429,260	315,563	$27.04
Granted	(2,615,000)	2,615,000	27.52
Canceled	30,563	(30,563)	38.88
Exercised	—	(15,213)	14.48

Balance at September 30, 2012	844,823	2,884,787	$27.44

Balance at January 1, 2013	850,448	2,870,413	$27.44
Granted	(69,373)	69,373	25.36
Canceled	59,773	(59,773)	31.31
Exercised	—	(34,815)	13.12
Discontinuance of the 2006 EIP	(840,848)	—	—

2006 EIP Balance at September 30, 2013	—	2,845,198	$27.52

2013 LTIP authorization	8,500,000	—	—
Options granted	(100,469)	100,469	22.06
Options cancelled	2,375	2,375	22.06
Restricted stock granted	(279,039)	—	—
Restricted stock canceled	1,124	—	—

Balance at September 30, 2013	8,123,991	2,943,292	$27.34

At September 30, 2013, we expect that approximately 20% of options granted will be canceled or forfeited over the vesting period. At September 30, 2013, the intrinsic value of vested options with an exercise price below the closing price was approximately $1.4 milion.

The following table summarizes the information on the options granted under the 2006 EIP and 2013 LTIP at September 30, 2013:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.0 - $13.12	153,656	3.08	$13.12	153,656	$13.12
13.13 - 33.51	2,092,881	8.55	28.88	19,747	28.88
33.52 - 50.87	638,696	8.43	33.52	638,696	33.52
50.87 - 84.80	58,059	5.61	62.57	41,944	62.57

$0.0 - $84.80	2,943,292	8.18	$29.73	854,043	$31.17

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Options Outstanding
Executive Management Rollover Options	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2012	103	1,619,834	$5.54
Canceled	—	—	—
Exercised	—	(249,333)	5.93

Balance at September 30, 2012	103	1,370,501	$5.47

Balance at January 1, 2013	103	287,578	$5.47
Canceled	23	(23)	—
Discontinuance of the 2006 EIP	(126)	—	—
Exercised	—	(183,845)	5.47

Balance at September 30, 2013	—	103,710	$5.47

The executive rollover options are fully vested and have an average remaining life of 0.9 years. The aggregate intrinsic value of these options at September 30, 2013 was approximately $1.7 million.

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. We estimate the fair value of option awards on the grant date using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

Grant Date	July 30, 2013	February 1, 2013	March 30, 2012
Risk-free interest rate	1.70%	1.09%	1.35%
Dividend yield	4.08%	0.00%	0.00%
Expected volatility	36.02%	34.50%	34.70%
Expected life (years)	6.25	6.25	6.25
Fair value of option award	$5.13	$9.04	$12.24

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

There was approximately $15.8 million and $17.5 million of unrecorded and unrecognized compensation expense related to unvested, share based compensation stock options under the 2006 EIP and 2013 LTIP at September 30, 2013 and 2012, respectively, which will be recognized over the remaining vesting period.

The options awarded on February 1, 2013 were made under the 2006 EIP and prior to a decision to pay quarterly dividends. No further grants or awards are expected to be made under the 2006 EIP.

Restricted Stock

In connection with our IPO, our compensation committee accelerated the vesting of all remaining unvested shares subject to the restricted stock award and special bonus agreements and restricted stock award agreements entered into pursuant to the 2006 EIP. The acceleration resulted in the vesting of an aggregate of 42,562 shares of common stock. As a result of the accelerated vesting, $1.2 million of stock-based compensation was recognized in SG&A during the nine months ended September 30, 2013.

Upon consummation of our IPO, we paid each of our non-employee directors who are not affiliated with our Sponsors fully vested 5,000 shares of common stock.

On July 30, 2013, 269,039 shares of restricted stock were granted to certain employees of West Corporation at a market price of $22.06. These restricted shares vest over a period of three years with one-third of the restricted shares becoming unrestricted on each of the first through third anniversaries of the award.

Stock-Based Compensation Expense

For the three months ended September 30, 2013 and 2012, stock-based compensation expense was $3.1 million and $20.6 million, respectively. For the nine months ended September 30, 2013 and 2012, stock-based compensation expense was $8.2 million and $23.3 million, respectively. The decrease is primarily due to the adjustments made for certain option exercise prices, accelerated vesting and the special dividend equivalents paid to option holders during the three months ended September 30, 2012.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Earnings Per Common Share:
Basic	$0.55	$0.36	$1.20	$1.51
Diluted	$0.54	$0.35	$1.18	$1.46
Weighted Average Number of Shares Outstanding:
Basic - Common	83,581	61,452	77,274	61,424
Dilutive Impact of Stock Options:
Common Shares	1,461	2,079	1,446	2,106
Diluted Common Shares	85,042	63,531	78,720	63,530

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive effect on earnings per share. At September 30, 2013, 2,691,542 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options. At September 30, 2012, for purposes of calculating the diluted earnings per share for the common shares, 2,686,313 options outstanding to purchase common shares were excluded from the computation of diluted common shares outstanding as the income allocable to the common shares was a loss, therefore the effect was anti-dilutive.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity within accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, were as follows (net of tax):

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, July 1, 2013	$(26,648)	$—	$(26,648)
Foreign currency translation adjustment, net of tax of $(3,744)	6,109	—	6,109

BALANCE, September 30, 2013	$(20,539)	$—	$(20,539)

BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $(494)	806	—	806
Reclassification of cash flow hedge into earnings, net of tax of $1,349 (1)	—	(2,201)	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	—	3,987	3,987

BALANCE, September 30, 2013	$(20,539)	$—	$(20,539)

	Foreign Currency Translation	Cash Flow Hedges	Other Comprehensive Income (Loss)
BALANCE, July 1, 2012	$(30,782)	$(3,403)	$(34,185)
Foreign currency translation adjustment, net of tax of $(2,386)	3,893	—	3,893
Reclassification of cash flow hedge into earnings, net of tax of $595 (1)	—	(970)	(970)
Unrealized gain on cash flow hedges, net of tax of $(950)	—	1,550	1,550

BALANCE, September 30, 2012	$(26,889)	$(2,823)	$(29,712)

BALANCE, January 1, 2012	$(27,300)	$(4,736)	$(32,036)
Foreign currency translation adjustment, net of tax of $(252)	411	—	411
Reclassification of cash flow hedge into earnings, net of tax of $1,984 (1)	—	(3,237)	(3,237)
Unrealized gain on cash flow hedges, net of tax of $(3,156)	—	5,150	5,150

BALANCE, September 30, 2012	$(26,889)	$(2,823)	$(29,712)

(1)	Recorded as interest expense in the condensed consolidated statement of operations.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. BUSINESS SEGMENTS

We operate in two business segments:

Unified Communications, including conferencing and collaboration services, event services, IP-based unified communication solutions and alerts and notification services; and

Communication Services, including emergency communications, automated call processing, telephony / interconnect services and agent-based services.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(amounts in thousands)
Revenue:
Unified Communications	$370,751	$359,007	$1,121,188	$1,088,181
Communication Services	306,186	300,847	899,415	877,811
Intersegment eliminations	(11,571)	(2,958)	(22,318)	(8,139)

Total	$665,366	$656,896	$1,998,285	$1,957,853

Operating Income:
Unified Communications	$99,335	$96,345	$287,169	$293,286
Communication Services	24,091	20,947	64,285	59,747

Total	$123,426	$117,292	$351,454	$353,033

Depreciation and Amortization (Included in operating income)
Unified Communications	$23,121	$21,840	$66,644	$66,323
Communication Services	22,677	24,468	67,934	69,530

Total	$45,798	$46,308	$134,578	$135,853

Capital Expenditures:
Unified Communications	$13,945	$17,489	$38,386	$39,023
Communication Services	13,628	15,721	35,795	38,197
Corporate	1,824	1,499	3,913	6,873

Total	$29,397	$34,709	$78,094	$84,093

	As of September 30, 2013	As of December 31, 2012
	(amounts in thousands)
Assets:
Unified Communications	$1,651,969	$1,629,019
Communication Services	1,399,894	1,437,695
Corporate	428,817	381,439

Total	$3,480,680	$3,448,153

For the three months ended September 30, 2013 and 2012, our largest 100 clients represented 56% and 60% of our total revenue, respectively. For the nine months ended September 30, 2013 and 2012, our largest 100 clients represented 55% and 57% of our total revenue, respectively. For the three months ended September 30, 2013, our largest client, AT&T, represented 10% of our aggregate revenue. For the nine months ended September 30, 2013, no client represented 10% or more of our aggregate revenue. For the three and nine months ended September 30, 2012, no client represented 10% or more of our aggregate revenue.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Platform-based service revenue includes services provided in both the Unified Communications and Communication Services segments, while agent-based service revenue is provided in the Communication Services segment. During the three months ended September 30, 2013 and 2012, revenue from platform-based services was $483.0 million and $472.7 million, respectively. During the nine months ended September 30, 2013 and 2012, revenue from platform-based services was $1,459.4 million and $1,406.6 million, respectively. During the three months ended September 30, 2013 and 2012, revenue from agent-based services was $185.1 million and $186.9 million, respectively. During the nine months ended September 30, 2013 and 2012, revenue from agent-based services was $547.1 million and $558.9 million, respectively.

For the three months ended September 30, 2013 and 2012, revenues from non-U.S. countries were approximately 18% of consolidated revenues in both periods. For the nine months ended September 30, 2013 and 2012, revenues from non-U.S. countries were approximately 19% of consolidated revenues in both periods. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(amounts in thousands)
Revenue:
Americas - United States	$542,673	$535,934	$1,621,745	$1,594,670
Europe, Middle East & Africa (EMEA)	73,963	69,930	233,469	218,803
Asia Pacific	43,184	44,964	125,572	126,760
Americas - Other	5,546	6,068	17,499	17,620

Total	$665,366	$656,896	$1,998,285	$1,957,853

	As of September 30, 2013	As of December 31, 2012
	(amounts in thousands)
Long-Lived Assets:
Americas - United States	$2,429,976	$2,446,090
Europe, Middle East & Africa (EMEA)	202,180	210,902
Asia Pacific	24,709	27,787
Americas - Other	2,042	2,282

Total	$2,658,907	$2,687,061

The aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $2.9 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively. The aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $4.0 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

	For the Three Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$535,262	$130,104	$—	$665,366
COST OF SERVICES	—	240,884	69,649	—	310,533
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,430	182,834	44,143	—	231,407

OPERATING INCOME (LOSS)	(4,430)	111,544	16,312	—	123,426
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(33,662)	(23,171)	5,591	—	(51,242)
Subsidiary Income	60,175	26,000	—	(86,175)	—
Other	4,925	(15,904)	12,633	—	1,654

Other income (expense)	31,438	(13,075)	18,224	(86,175)	(49,588)

INCOME BEFORE INCOME TAX EXPENSE	27,008	98,469	34,536	(86,175)	73,838
INCOME TAX EXPENSE (BENEFIT)	(19,140)	38,350	8,480	—	27,690

NET INCOME	$46,148	$60,119	$26,056	$(86,175)	$46,148

Foreign currency translation adjustments, net of tax of $(3,744)	6,109	—	6,109	(6,109)	6,109

Comprehensive income	$52,257	$60,119	$32,165	$(92,284)	$52,257

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended September 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$519,952	$136,944	$—	$656,896
COST OF SERVICES	—	247,192	60,507	—	307,699
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,003	197,144	32,758	—	231,905

OPERATING INCOME (LOSS)	(2,003)	75,616	43,679	—	117,292
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(45,246)	(28,811)	4,911	—	(69,146)
Accelerated amortization of deferred financing costs	(2,715)	—	—	—	(2,715)
Subsidiary Income	62,351	34,019	—	(96,370)	—
Other	(8,806)	4,498	(5,484)	—	(9,792)

Other income (expense)	5,584	9,706	(573)	(96,370)	(81,653)

INCOME BEFORE INCOME TAX EXPENSE	3,581	85,322	43,106	(96,370)	35,639
INCOME TAX EXPENSE (BENEFIT)	(18,515)	23,017	9,041	—	13,543

NET INCOME	$22,096	$62,305	$34,065	$(96,370)	$22,096

Foreign currency translation adjustments, net of tax of $(2,386)	3,893	—	3,893	(3,893)	3,893
Reclassification of cash flow hedges into earnings, net of tax of $595	(970)	—	—	—	(970)
Unrealized gain on cash flow hedges net of tax of $(950)	1,550	—	—	—	1,550

Comprehensive income	$26,569	$62,305	$37,958	$(100,263)	$26,569

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,599,666	$398,619	$—	$1,998,285
COST OF SERVICES	—	719,532	212,007	—	931,539
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,222	576,908	132,162	—	715,292

OPERATING INCOME (LOSS)	(6,222)	303,226	54,450	—	351,454
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(121,595)	(76,354)	16,639	—	(181,310)
Subordinated debt call premium and accelerated amortization of deferred financing costs	(23,105)	—	—	—	(23,105)
Subsidiary Income	174,090	78,548	—	(252,638)	—
Other	7,145	(49,432)	43,842	—	1,555

Other income (expense)	36,535	(47,238)	60,481	(252,638)	(202,860)

INCOME BEFORE INCOME TAX EXPENSE	30,313	255,988	114,931	(252,638)	148,594
INCOME TAX EXPENSE (BENEFIT)	(62,558)	82,280	36,001	—	55,723

NET INCOME	$92,871	$173,708	$78,930	$(252,638)	$92,871

Foreign currency translation adjustments, net of tax of $(494)	806	—	806	(806)	806
Reclassification of cash flow hedges, net of tax of $1,349	(2,201)	—	—	—	(2,201)
Unrealized gain on cash flow hedges net of tax of $(2,444)	3,987	—	—	—	3,987

Comprehensive income	$95,463	$173,708	$79,736	$(253,444)	$95,463

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,544,968	$412,885	$—	$1,957,853
COST OF SERVICES	—	729,274	177,413	—	906,687
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,268	580,880	111,985	—	698,133

OPERATING INCOME (LOSS)	(5,268)	234,814	123,487	—	353,033
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(126,377)	(78,989)	13,533	—	(191,833)
Accelerated amortization of deferred financing costs	(2,715)	—	—	—	(2,715)
Subsidiary Income	178,219	84,684	—	(262,903)	—
Other	(5,063)	12,451	(16,141)	—	(8,753)

Other income (expense)	44,064	18,146	(2,608)	(262,903)	(203,301)

INCOME BEFORE INCOME TAX EXPENSE	38,796	252,960	120,879	(262,903)	149,732
INCOME TAX EXPENSE (BENEFIT)	(54,038)	76,583	34,353	—	56,898

NET INCOME	$92,834	$176,377	$86,526	$(262,903)	$92,834

Foreign currency translation adjustments, net of tax of $(252)	411	—	411	(411)	411
Reclassification of cash flow hedges, net of tax of $1,984	(3,237)	—	—	—	(3,237)
Unrealized gain on cash flow hedges net of tax of $(3,156)	5,150	—	—	—	5,150

Comprehensive income	$95,158	$176,377	$86,937	$(263,314)	$95,158

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$128,945	$—	$84,327	$(2,299)	$210,973
Trust cash	—	15,749	—	—	15,749
Accounts receivable, net	—	67,563	391,287	—	458,850
Intercompany receivables	—	1,060,701	—	(1,060,701)	—
Deferred income taxes receivable	42,527	8,434	1,571	(43,860)	8,672
Prepaid assets	5,077	28,262	8,376	—	41,715
Deferred expenses	—	40,408	11,263	—	51,671
Other current assets	9,014	8,842	16,287	—	34,143

Total current assets	185,563	1,229,959	513,111	(1,106,860)	821,773
Property and equipment, net	60,860	243,361	43,519	—	347,740
INVESTMENT IN SUBSIDIARIES	1,778,249	418,712	—	(2,196,961)	—
GOODWILL	—	1,637,724	182,383	—	1,820,107
INTANGIBLES, net	—	224,039	20,518	—	244,557
OTHER ASSETS	140,944	85,152	20,407	—	246,503

TOTAL ASSETS	$2,165,616	$3,838,947	$779,938	$(3,303,821)	$3,480,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,194	$58,872	$33,300	$(2,299)	$94,067
Intercompany payables	830,022	—	230,679	(1,060,701)	—
Accrued expenses	35,568	291,232	71,587	(43,860)	354,527
Current maturities of long-term debt	8,350	15,827	—	—	24,177

Total current liabilities	878,134	365,931	335,566	(1,106,860)	472,771
LONG - TERM OBLIGATIONS, less current maturities	1,970,359	1,554,988	—	—	3,525,347
DEFERRED INCOME TAXES	27,364	100,633	8,702	—	136,699
OTHER LONG-TERM LIABILITIES	72,368	41,144	14,960	—	128,472
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(782,609)	1,776,251	420,710	(2,196,961)	(782,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,165,616	$3,838,947	$779,938	$(3,303,821)	$3,480,680

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,010	$1,821	$71,280	$—	$179,111
Trust cash	—	14,518	—	—	14,518
Accounts receivable, net	—	67,959	376,452	—	444,411
Intercompany receivables	—	828,896	—	(828,896)	—
Deferred income taxes receivable	99,976	11,621	10,088	(108,537)	13,148
Prepaid assets	9,857	25,890	6,382	—	42,129
Deferred expenses	—	30,767	7,675	—	38,442
Other current assets	11,403	13,672	4,258	—	29,333

Total current assets	227,246	995,144	476,135	(937,433)	761,092
PROPERTY AND EQUIPMENT, NET	70,210	249,523	45,163	—	364,896
INVESTMENT IN SUBSIDIARIES	1,477,884	373,665	—	(1,851,549)	—
GOODWILL	—	1,637,725	179,126	—	1,816,851
INTANGIBLES, net	—	249,112	36,560	—	285,672
OTHER ASSETS	126,873	88,491	4,278	—	219,642

TOTAL ASSETS	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,627	$84,579	$21,041	$—	$120,247
Intercompany payables	550,799	—	278,097	(828,896)	—
Accrued expenses	48,524	319,480	52,829	(108,537)	312,296
Current maturities of long-term debt	8,677	16,448	—	—	25,125

Total current liabilities	622,627	420,507	351,967	(937,433)	457,668
LONG - TERM OBLIGATIONS, less current maturities	2,426,293	1,566,238	—	—	3,992,531
DEFERRED INCOME TAXES	40,457	81,440	10,501	—	132,398
OTHER LONG-TERM LIABILITIES	62,522	49,207	3,513	—	115,242
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,249,686)	1,476,268	375,281	(1,851,549)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$211,572	$67,456	$(2,299)	$276,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	—	(13)	—	(13)
Purchase of property and equipment	(3,913)	(66,175)	(17,892)	—	(87,980)
Other	—	(1,166)	—	—	(1,166)

Net cash flows from investing activities	(3,913)	(67,341)	(17,905)	—	(89,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated notes and term loan facilities	(450,000)	—	—	—	(450,000)
Proceeds from initial public offering, net of offering costs	398,266	—	—	—	398,266
Proceeds from revolving credit and accounts receivable securitization facilities	—	—	85,000	—	85,000
Payments on revolving credit and accounts receivable securitization facilities	—	—	(85,000)	—	(85,000)
Dividends paid	(37,840)	—	—	—	(37,840)
Payments of deferred financing and other debt related costs	(30,760)	—	—	—	(30,760)
Call premium paid on subordinated notes	(16,502)	—	—	—	(16,502)
Principal repayments on long-term obligations	(6,210)	(11,922)	—	—	(18,132)
Proceeds from stock options exercised including excess tax benefits	815	—	—	—	815
Other	(9)	—	—	—	(9)

Net cash flows from financing activities	(142,240)	(11,922)	—	—	(154,162)

Intercompany	169,088	(134,130)	(34,958)	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1,546)	—	(1,546)
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,935	(1,821)	13,047	(2,299)	31,862
CASH AND CASH EQUIVALENTS, Beginning of period	106,010	1,821	71,280	—	179,111

CASH AND CASH EQUIVALENTS, End of period	$128,945	$—	$84,327	$(2,299)	$210,973

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$174,824	$74,311	$(5,188)	$243,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	(77,204)	(60)	—	(77,264)
Purchase of property and equipment	(6,873)	(62,808)	(18,179)	—	(87,860)
Other	—	(163)	—	—	(163)

Net cash flows from investing activities	(6,873)	(140,175)	(18,239)	—	(165,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	133,300	—	172,500	—	305,800
Payments on revolving credit and accounts receivable securitization facilities	(133,300)	—	(172,500)	—	(305,800)
Proceeds from new term loan facility	335,038	634,962	—	—	970,000
Payments on term loan facility	(68,476)	(379,958)	—	—	(448,434)
Dividends paid	(510,634)	—	—	—	(510,634)
Payments of deferred financing and other debt related costs	(27,498)	—	—	—	(27,498)
Principal repayments on long-term obligations	(3,346)	(10,647)	—	—	(13,993)
Proceeds from stock options exercised including excess tax benefits	8,248	—	—	—	8,248
Repurchase of common stock	(1,488)	—	—	—	(1,488)
Payments of capital lease obligations	—	(28)	(16)	—	(44)

Net cash flows from financing activities	(268,156)	244,329	(16)	—	(23,843)

Intercompany	326,704	(278,978)	(53,965)	6,239	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	264	—	264
NET CHANGE IN CASH AND CASH EQUIVALENTS	51,675	—	2,355	1,051	55,081
CASH AND CASH EQUIVALENTS, Beginning of period	10,503	—	89,572	(6,239)	93,836

CASH AND CASH EQUIVALENTS, End of period	$62,178	$—	$91,927	$(5,188)	$148,917

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and our value proposition. In 2012, we managed approximately 28 billion telephony minutes and approximately 134 million conference calls, facilitated over 260 million 9-1-1 calls, and delivered over 1.2 billion notification calls and data messages. With approximately 750,000 telephony ports to handle conference calls, 9-1-1 public safety calls, alerts and notifications and customer service at September 30, 2013, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 436,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary platform and agent-based service offerings to our diverse client base.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness.

On March 27, 2013, we completed an initial public offering (“IPO”) of 21,275,000 shares of our common stock, par value $0.001 per share, registered pursuant to a Registration Statement on Form S-1 (File No. 333-162292). Proceeds received from the IPO, net of the underwriting discount were $401.0 million. We paid $25.0 million in Sponsor management fees in the nine months ended September 30, 2013, to an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to that certain management agreement, dated October 24, 2006, and that certain management letter agreement, dated March 8, 2013. The management agreement terminated in accordance with its terms immediately prior to completion of the IPO.

On April 26, 2013, we redeemed our 11% $450.0 million principal amount senior subordinated notes due 2016. The redemption price was equal to 103.667% of the principal amount of the senior subordinated notes. During the nine months ended September 30, 2013, we recorded a $16.5 million subordinated debt call premium and $6.6 million accelerated amortization of deferred financing costs as a non-operating expense. In addition, we paid accrued and unpaid interest on the redeemed senior subordinated notes up to April 26, 2013. Following this redemption, none of the senior subordinated notes remain outstanding.

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

The Third Amendment provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018, and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions, which conditions were satisfied effective as of April 30, 2013 and continue to apply as of September 30, 2013. As of September 30, 2013, we had outstanding the following senior secured term loans:

•	Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans; and

•	Term loans in an aggregate principal amount of approximately $315.3 million (the “2016 Maturity Term Loans”; and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.25%, for LIBOR rate loans, and 1.25%, for base rate loans.

The interest rate margins are subject to a 0.50% increase in the event our leverage ratio as of the end of our quarterly reporting period exceeds 4.75:1.00. As of September 30, 2013, our total leverage ratio was less than the 4.75:1.00. The Amended Credit Agreement also provided for interest rate floors applicable to the Term Loans. The interest rate floors are 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans.

On August 26, 2013, our revolving trade accounts receivable financing facility was amended and extended. The amended and extended facility provides for $185.0 million in available financing and was extended to June 30, 2018, reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points.

Evolution into a Predominately Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 73% for the nine months ended September 30, 2013 and our operating income from platform-based services has grown from 53% of total operating income to 93% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services—for example, an automated voice response system with the option for the client’s customer to speak to an agent. Accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

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

Interest expense for the nine months ended September 30, 2013 was $181.5 million. Had the lower debt balances and lower interest rates applicable following our IPO been in effect at January 1, 2013, interest expense would have been $24.7 million lower than the reported amount. On April 26, 2013, we redeemed the entire outstanding $450.0 million principal amount of our 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. The pricing of the Third Amendment and redemption of the 11% senior subordinated notes will reduce our annual cash interest expense by approximately $97.0 million. Further, the Third Amendment extended the maturity of $1.1 billion of term loans to June 2018.

Free cash flow is calculated as cash flows from operations less capital expenditures. The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity and performance, the Company uses earnings before interest expense, share based compensation, taxes, depreciation and amortization, and one-time IPO-related expenses, or “Adjusted EBITDA.” EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for Net Income, Cash Flows from Operations or other income or cash flows data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA are used by certain investors as measures to assess the Company’s ability to service debt. Adjusted EBITDA is also used in the Company’s debt covenants, although the precise adjustments used to calculate Adjusted EBITDA included in the Company’s credit facility and indentures vary in certain respects among such agreements.

Overview of 2013 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the three and nine months ended September 30, 2013. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our consolidated financial statements and notes thereto included elsewhere in this quarterly report.

•	Our revenue increased $8.5 million, or 1.3% during the three months ended September 30, 2013 compared to revenue during the three months ended September 30, 2012.

•	Our revenue increased $40.4 million, or 2.1% during the nine months ended September 30, 2013 compared to revenue during the nine months ended September 30, 2012.

•	Our operating income increased $6.1 million, or 5.2% during the three months ended September 30, 2013 compared to operating income during the three months ended September 30, 2012.

•	Our operating income decreased $1.6 million, or 0.4%, during the nine months ended September 30, 2013 compared to operating income during the nine months ended September 30, 2012. This decrease in operating income is primarily the result of $28.0 million of expenses recorded in connection with our IPO.

•	Our cash flows from operating activities increased $32.8 million, or 13.4%, during the nine months ended September 30, 2013 compared to cash flows from operating activities during the nine months ended September 30, 2012.

•	On February 20, 2013, we amended our senior secured term loan facilities. The Amended Credit Agreement provided for a reduction in the applicable margins and interest rate floors of all term loans and extended the maturity of a portion of the term loans due July 2016 to June 2018. The applicable margins for each of the term loan tranches reflect a further step down of 0.50% based upon our initial public offering completed in March 2013 and maintaining a total leverage ratio less than or equal to 4.75:1.00, which conditions were satisfied effective as of April 30, 2013 and continue to apply as of September 30, 2013.

•	On March 8, 2013, we completed a 1-for-8 reverse stock split and amended our Amended and Restated Certificate of Incorporation by filing an amendment with the Delaware Secretary of State. We also adjusted the share amounts under our Executive Incentive Plan and Nonqualified Deferred Compensation Plan as a result of the 1-for-8 reverse stock split.

•	On March 27, 2013, we completed our IPO of 21,275,000 shares of common stock. Proceeds from the offering, net of the underwriting discounts and commissions were $401.0 million.

•	On April 26, 2013, we redeemed our $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. These notes were paid in full.

•	On each of May 16, 2013 and August 22, 2013 we paid a $0.225 per common share quarterly dividend. The dividend was $18.8 million paid to shareholders of record as of the close of business on May 6, 2013 and August 12, 2013 and were $37.6 million in the aggregate.

•	On April 26, 2013, Moody’s Investors Service upgraded West Corporation’s corporate family rating to B1 from B2.

•	On June 19, 2013, Standard & Poors Ratings Services upgraded West Corporation’s corporate credit rating to BB- from B+ and raised the senior secured issue-level rating to BB from B+.

•	On August 26, 2013, we amended and extended our revolving trade accounts receivable financing facility. The amended and extended facility provides for $185.0 million in available financing and was extended to June 30, 2018, reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points.

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Revenue: Total revenue for the three months ended September 30, 2013 increased $8.5 million, or 1.3%, to $665.4 million from $656.9 million for the three months ended September 30, 2012. This increase was entirely attributable to organic growth.

For the nine months ended September 30, 2013, total revenue increased $40.4 million, or 2.1%, to $1,998.3 million from $1,957.9 million for the nine months ended September 30, 2012. This increase during the nine months ended September 30, 2013 included acquisition revenue of $20.9 million from the acquisition of

HyperCube. The HyperCube acquisition closed on March 23, 2012. HyperCube’s results have been included in the Communication Services segment since that date. The remaining $19.5 million increase in revenue for the nine months ended September 30, 2013 was due to organic growth.

For the three months ended September 30, 2013 and 2012, our largest 100 clients represented 56% and 60% of our total revenue, respectively. For the nine months ended September 30, 2013 and 2012, our largest 100 clients represented 55% and 57% of our total revenue, respectively. For the three months ended September 30, 2013, our largest client, AT&T, represented 10% of our aggregate revenue. For the nine months ended September 30, 2013, no client represented 10% or more of our aggregate revenue. For the three and nine months ended September 30, 2012, no client represented 10% or more of our aggregate revenue.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Revenue in thousands:
Unified Communications	$370,751	$359,007	$11,744	3.3%	$1,121,188	$1,088,181	$33,007	3.0%
Communication Services	306,186	300,847	5,339	1.8%	899,415	877,811	21,604	2.5%
Intersegment eliminations	(11,571)	(2,958)	(8,613)	NM	(22,318)	(8,139)	(14,179)	NM

Total	$665,366	$656,896	$8,470	1.3%	$1,998,285	$1,957,853	$40,432	2.1%

NM = Not Meaningful

For the three months ended September 30, 2013, Unified Communications revenue increased $11.7 million, or 3.3%, to $370.8 million from $359.0 million for the three months ended September 30, 2012. The increase in revenue for the three months ended September 30, 2013 was entirely attributable to organic growth, which resulted primarily from the addition of new customers as well as an increase in usage primarily of our audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our conferencing revenue, grew approximately 12.8% for the three months ended September 30, 2013 over the three months ended September 30, 2012, while the average rate per minute for reservationless services declined by approximately 7.4% for the three months ended September 30, 2013 over the three months ended September 30, 2012.

For the nine months ended September 30, 2013, Unified Communications revenue increased $33.0 million, or 3.0%, to $1,121.2 million from $1,088.2 million for the nine months ended September 30, 2012. The $33.0 million of Unified Communications revenue growth was entirely due to organic growth. The increase was attributable primarily to the addition of new customers as well as an increase in usage primarily of our audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 10.7% for the nine months ended September 30, 2013 over the nine months ended September 30, 2012, while the average rate per minute for reservationless services declined by approximately 7.3%.

Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future.

During the three months ended September 30, 2013, Unified Communication’s revenue in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions was $116.4 million, an increase of 3.1% over the three months ended September 30, 2012. During the nine months ended September 30, 2013, Unified Communication’s revenue in APAC and EMEA regions grew to $354.8 million, an increase of 4.1% over the nine months ended September 30, 2012.

For the three months ended September 30, 2013, Communication Services revenue increased $5.3 million, or 1.8%, to $306.2 million from $300.8 million for the three months ended September 30, 2012. The increase in revenue for the three months ended September 30, 2013 was entirely due to organic growth. Revenue from agent-based services for the three months ended September 30, 2013, decreased $1.8 million compared with the three months ended September 30, 2012. During the three months ended September 30, 2013, revenue from platform-based services within Communication Services increased $7.1 million compared with the three months ended September 30, 2012.

For the nine months ended September 30, 2013, Communication Services revenue increased $21.6 million, or 2.5%, to $899.4 million from $877.8 million for the nine months ended September 30, 2012. This increase during the nine months ended September 30, 2013 included acquisition revenue of $20.9 million from the acquisition of HyperCube. The HyperCube acquisition closed on March 23, 2012 and its results have been included in the Communication Services segment since that date. During the nine months ended September 30, 2013, revenue from platform-based services within Communication Services increased $33.4 million compared with the nine months ended September 30, 2012. Revenue from agent-based services for the nine months ended September 30, 2013, decreased $11.8 million compared with the nine months ended September 30, 2012. This decrease included a $7.3 million decline in direct response revenue.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services for the three months ended September 30, 2013 increased approximately $2.8 million, or 0.9%, to $310.5 million, from $307.7 million for the three months ended September 30, 2012. As a percentage of revenue, cost of services improved to 46.7% for the three months ended September 30, 2013, compared to 46.8% for the three months ended September 30, 2012. Cost of services for the nine months ended September 30, 2013 increased $24.9 million, or 2.7%, to $931.5 million from $906.7 million for the nine months ended September 30, 2012. As a percentage of revenue, cost of services increased to 46.6% for the nine months ended September 30, 2013, compared to 46.3% for the nine months ended September 30, 2012.

Cost of services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Change	% Change	2013	% of Revenue	2012	% of Revenue	Change	% Change
In thousands:
Unified Communications	$155,848	42.0%	$155,316	43.3%	$532	0.3%	$475,500	42.4%	$460,607	42.3%	$14,893	3.2%
Communication Services	165,674	54.1%	154,747	51.4%	10,927	7.1%	476,774	53.0%	452,543	51.6%	24,231	5.4%
Intersegment eliminations	(10,989)	NM	(2,364)	NM	(8,625)	NM	(20,735)	NM	(6,463)	NM	(14,272)	NM

Total	$310,533	46.7%	$307,699	46.8%	$2,834	0.9%	$931,539	46.6%	$906,687	46.3%	$24,852	2.7%

NM - Not Meaningful

Unified Communications cost of services for the three months ended September 30, 2013 increased $0.5 million, or 0.3%, to $155.8 million from $155.3 million for the three months ended September 30, 2012. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services improved to 42.0% for the three months ended September 30, 2013 from 43.3% for the three months ended September 30, 2012.

Unified Communications cost of services for the nine months ended September 30, 2013 increased $14.9 million, or 3.2%, to $475.5 million from $460.6 million for the nine months ended September 30, 2012. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.4% for the nine months ended September 30, 2013 from 42.3% for the nine months ended September 30, 2012. The change in cost of services as a percentage of revenue for the three and nine months ended September 30, 2013 is due primarily to changes in the product mix, geographic mix and declines in the average rate per minute for reservationless services and declines in the average telephone cost per minute for reservationless services.

Communication Services cost of services for the three months ended September 30, 2013 increased $10.9 million, or 7.1%, to $165.7 million from $154.7 million for the three months ended September 30, 2012. As a percentage of this segment’s revenue, Communication Services cost of services increased to 54.1% for the three months ended September 30, 2013, compared to 51.4% for the three months ended September 30, 2012.

Communication Services cost of services for the nine months ended September 30, 2013 increased $24.2 million, or 5.4%, to $476.8 million from $452.5 million for the nine months ended September 30, 2012. The increase in cost of services for the nine months ended September 30, 2013 was primarily the result of $12.6 million of incremental cost of services from the HyperCube acquisition. As a percentage of this segment’s revenue, Communication Services cost of services increased to 53.0% for the nine months ended September 30, 2013, compared to 51.6% for the nine months ended September 30, 2012. This increase in cost of services as a percentage of this segment’s revenue for the three and nine months ended September 30, 2013 is primarily due to increased telephony/interconnect revenue which has lower margins than other services offered by the Communication Services segment and reduced margins in agent-based services.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses decreased $0.5 million, or 0.2%, to $231.4 million for the three months ended September 30, 2013, from $231.9 million for the three months ended September 30, 2012. As a percentage of revenue, SG&A expenses improved to 34.8% for the three months ended September 30, 2013 from 35.3% for the three months ended September 30, 2012. During the three months ended September 30, 2012, share-based compensation of $8.3 million was recorded as a result of the modifications to stock options.

SG&A expenses increased $17.2 million, or 2.5%, to $715.3 million for the nine months ended September 30, 2013 from $698.1 million for the nine months ended September 30, 2012. SG&A expenses in the nine months ended September 30, 2013, included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses. As a percentage of revenue, SG&A expenses increased to 35.8% for the nine months ended September 30, 2013, compared to 35.7% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.4% impact on SG&A expenses as a percentage of revenue.

Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Change	% Change	2013	% of Revenue	2012	% of Revenue	Change	% Change
In thousands:
Unified Communications	$115,568	31.2%	$107,345	29.9%	$8,223	7.7%	$358,519	32.0%	$334,286	30.7%	$24,233	7.2%
Communication Services	116,421	38.0%	125,154	41.6%	(8,733)	-7.0%	358,356	39.8%	365,523	41.6%	(7,167)	-2.0%
Intersegment eliminations	(582)	NM	(594)	NM	12	NM	(1,583)	NM	(1,676)	NM	93	NM

Total	$231,407	34.8%	$231,905	35.3%	$(498)	-0.2%	$715,292	35.8%	$698,133	35.7%	$17,159	2.5%

NM - Not Meaningful

Unified Communications SG&A expenses for the three months ended September 30, 2013 increased $8.2 million, or 7.7%, to $115.6 million from $107.3 million for the three months ended September 30, 2012. During the three months ended September 30, 2012, a contingent earn-out liability accrual for an acquisition made in 2011, was no longer required. Accordingly, the contingent earn-out liability of approximately $7.9 million was reversed and a corresponding reduction to SG&A expenses was recorded. Also, during the three months ended September 30, 2012, the share-based compensation recorded as a result of the accelerated vesting and stock option adjustments for the Unified Communications segment was $3.7 million. As a percentage of this segment’s revenue, Unified Communications SG&A expenses increased to 31.2% for the three months ended September 30, 2013 compared to 29.9% for the three months ended September 30, 2012.

Unified Communications SG&A expenses for the nine months ended September 30, 2013 increased $24.2 million, or 7.2%, to $358.5 million from $334.3 million for the nine months ended September 30, 2012. As a percentage of this segment’s revenue, Unified Communications SG&A expenses increased to 32.0% for the nine months ended September 30, 2013 compared to 30.7% for the nine months ended September 30, 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses allocated to Unified Communications was $17.7 million which had a 1.6% impact on SG&A expenses as a percentage of revenue for Unified Communications.

Communication Services SG&A expenses for the three months ended September 30, 2013 decreased $8.7 million, or 7.0%, to $116.4 million from $125.2 million for the three months ended September 30, 2012. During the three months ended September 30, 2012, the share-based compensation recorded as a result of the accelerated vesting and stock option adjustments for the Communication Services segment was $4.6 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 38.0% for the three months ended September 30, 2013 compared to 41.6% for the three months ended September 30, 2012. The share-based compensation recorded as a result of the accelerated vesting and stock option adjustments for the three months ended September 30, 2012 had a 1.5% impact on SG&A as a percentage of revenue for the Communications Services segment.

Communication Services SG&A expenses for the nine months ended September 30, 2013 decreased $7.2 million, or 2.0%, to $358.4 million from $365.5 million for the nine months ended September 30, 2012. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 39.8% for the nine months ended September 30, 2013, compared to 41.6% for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.1% impact on SG&A expenses as a percentage of revenue for the Communication Services segment. During the nine months ended September 30, 2012, asset impairment, site closure and related severance expenses, a foreign bank charge and the share-based compensation recorded as a result of the accelerated vesting and stock option adjustments recorded during the nine months ended September 30, 2012 had a 1.7% impact on SG&A as a percentage of revenue for the Communications Services segment.

Operating income: Operating income for the three months ended September 30, 2013 increased $6.1 million, or 5.2%, to $123.4 million from $117.3 million for the three months ended September 30, 2012. As a percentage of revenue, operating income for the three months ended September 30, 2013 improved to 18.6%, from 17.9% for the three months ended September 30, 2012.

Operating income for the nine months ended September 30, 2013 decreased $1.6 million, or 0.4%, to $351.5 million from $353.0 million for the nine months ended September 30, 2012. As a percentage of revenue, operating income for the nine months ended September 30, 2013 decreased to 17.6%, from 18.0% for the nine months ended September 30, 2012. This decrease in operating income included the Sponsor management fee, related termination of the management agreement and IPO related bonuses. During the nine months ended September 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.4% impact on operating income as a percentage of revenue.

Operating income by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Change	% Change	2013	% of Revenue	2012	% of Revenue	Change	% Change
In thousands:
Unified Communications	$99,335	26.8%	$96,345	26.8%	$2,990	3.1%	$287,169	25.6%	$293,286	27.0%	$(6,117)	-2.1%
Communication Services	24,091	7.9%	20,947	7.0%	3,144	15.0%	64,285	7.1%	59,747	6.8%	4,538	7.6%

Total	$123,426	18.6%	$117,292	17.9%	$6,134	5.2%	$351,454	17.6%	$353,033	18.0%	$(1,579)	-0.4%

Unified Communications operating income for the three months ended September 30, 2013 increased $3.0 million, or 3.1%, to $99.3 million from $96.3 million for the three months ended September 30, 2012. As a percentage of this segment’s revenue, Unified Communications operating income was 26.8% for the three months ended September 30, 2013 and September 30, 2012 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Unified Communications operating income for the nine months ended September 30, 2013 decreased $6.1 million, or 2.1%, to $287.2 million from $293.3 million for the nine months ended September 30, 2012. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 25.6% for the nine months ended September 30, 2013 from 27.0% for the nine months ended September 30, 2012 due to the factors discussed above for revenue, cost of services and SG&A expenses. For the nine months ended September 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.6% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income for the three months ended September 30, 2013 increased $3.1 million, or 15.0%, to $24.1 million from $20.9 million for the three months ended September 30, 2012. As a percentage of this segment’s revenue, Communication Services operating income improved to 7.9% for the three months ended September 30, 2013 from 7.0% for the three months ended September 30, 2012 due to the factors discussed above for revenue, cost of services and SG&A expenses for Communication Services.

Communication Services operating income for the nine months ended September 30, 2013 increased $4.5 million, or 7.6%, to $64.3 million from $59.7 million for the nine months ended September 30, 2012. As a percentage of this segment’s revenue, Communication Services operating income improved to 7.1% for the nine months ended September 30, 2013 from 6.8% for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.1% impact on operating income as a percentage of revenue for Communication Services.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the call premium and accelerated amortization of deferred financing costs on the redemption of our 11% senior subordinated debt, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other income (expense) for the three months ended September 30, 2013 was ($49.6) million compared to ($81.7) million for the three months ended September 30, 2012. The reduction in interest expense during the three months ended September 30, 2013, is primarily the result of the redemption of the $450.0 million 11% senior subordinated notes on April 26, 2013 and savings associated with the pricing of the Third Amendment to our senior secured term loan facilities. Other income (expense) for the nine months ended September 30, 2013 was ($202.9) million compared to ($203.3) million for the nine months ended September 30, 2012. Interest expense for the three and nine months ended September 30, 2013 was $51.3 million and $204.6 million, respectively, compared to $71.9 million and $194.8 million, respectively, for the three and nine months ended September 30, 2012.

Upon completion of the redemption of the $450.0 million senior subordinated notes on April 26, 2013, we recorded as other non-operating expense $6.6 million for the accelerated amortization of the remaining balance of deferred financing costs associated with the senior subordinated notes. During the nine months ended September 30, 2013, we recorded as other non-operating expense $16.5 million for the 103.667% subordinated debt call premium of our $450.0 million senior subordinated notes.

During the three and nine months ended September 30, 2013, we recognized a $0.9 million loss and a $3.7 million loss, respectively, on affiliate transactions denominated in foreign currencies. During the three and nine months ended September 30, 2012, we recognized a $0.1 million loss and a $0.3 million loss, respectively, on affiliate transactions denominated in foreign currencies.

Net income: Our net income for the three months ended September 30, 2013 increased $24.1 million, or 108.9%, to $46.1 million from $22.1 million for the three months ended September 30, 2012. This increase in net income was driven primarily by lower interest expense, higher operating income and lower non-operating expenses. Our net income for the nine months ended September 30, 2013 was $92.9 million compared to net income of $92.8 million for the nine months ended September 30, 2012. Net income includes a provision for income tax expense at an effective tax rate of approximately 37.5% for the three and nine months ended September 30, 2013, compared to an effective tax rate of approximately 38.0% for the three and nine months ended September 30, 2012. For the nine months ended September 30, 2013, the Sponsor management fee, related termination of the management agreement, IPO related bonuses, subordinated debt call premium and accelerated interest expense for the deferred financing costs associated with the senior subordinated notes had a $31.9 million negative impact on net income.

Earnings (loss) per common share: Earnings per common share-basic for the three and nine months ended September 30, 2013 were $0.55 and $1.20, respectively, compared to earnings per share-basic for the three and nine months ended September 30, 2012 of $0.36 and $1.51, respectively. Earnings per common share-diluted for the three and nine months ended September 30, 2013 were $0.54 and $1.18, respectively, compared to earnings per share-diluted for the three and nine months ended September 30, 2012 of $0.35 and $1.46, respectively.

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

The following table summarizes net our cash flows by category for the periods presented:

	For the Nine Months Ended September 30,
In thousands:	2013	2012	Change	% Change
Net cash flows from operating activities	$276,729	$243,947	$32,782	13.4%
Net cash flows used in investing activities	$(89,159)	$(165,287)	$76,128	-46.1%
Net cash flows used in financing activities	$(154,162)	$(23,843)	$(130,319)	546.6%

Net cash flows from operating activities increased $32.8 million, or 13.4%, to $276.7 million for the nine months ended September 30, 2013, compared to net cash flows from operating activities of $243.9 million for the nine months ended September 30, 2012. The increase in net cash flows from operating activities is primarily due to improvements in our working capital.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 63 days at September 30, 2013, compared to 64 days at September 30, 2012.

Net cash flows used in investing activities decreased $76.1 million, or 46.1%, to $89.2 million for the nine months ended September 30, 2013, compared to net cash flows used in investing activities of $165.3 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, business acquisition investing was $77.3 million less than the comparable nine months ended September 30, 2012. During the nine months ended September 30, 2013, cash used for capital expenditures was $88.0 million compared to $87.9 million for the nine months ended September 30, 2012.

Net cash flows used in financing activities increased $130.3 million, to $154.2 million for the nine months ended September 30, 2013, compared to net cash flows used in financing activities of $23.8 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, net proceeds from our IPO net of related offering costs were $398.3 million. During the nine months ended September 30, 2013, we redeemed $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. Dividends paid during the nine months ended September 30, 2013 were $37.8 million. During the nine months ended September 30, 2013, deferred financing and other debt related costs of $30.8 million were paid in connection with the Third Amendment on February 20, 2013. Principal repayments on long-term obligations made during the nine month ended September 30, 2013 were $18.1 million compared to $14.0 million during the nine months ended September 30, 2012. During the three months ended September 30, 2013, we repaid $35.0 million of debt outstanding under our revolving trade accounts receivable financing facility. At September 30, 2013 that facility was undrawn.

As of September 30, 2013, our total consolidated cash and cash equivalents was $211.0 million. The amount of cash and cash equivalents held by our foreign subsidiaries was $64.7 million. We have accrued U.S. taxes on $245.2 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds and compliance with our debt covenants, we intend to pay a quarterly cash dividend at a rate equal to approximately $18.8 million per quarter (or an annual rate of $75.2 million). Based on approximately 83.6 million shares of common stock outstanding, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On October 28, 2013, we announced a $0.225 per common share quarterly dividend. The dividend is payable November 18, 2013, to shareholders of record as of the close of business on November 8, 2013.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Senior Secured Term Loan Facility.

On February 20, 2013, we modified our Senior Secured Credit Facilities by entering into the Third Amendment. The Senior Secured Credit Facilities, as modified by the Third Amendment, provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018 and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions, which conditions were satisfied effective as of April 30, 2013 and continue to apply as of September 30, 2013. As of September 30, 2013, we had outstanding the following senior secured term loans:

•	2018 Maturity Term Loans in an aggregate principal amount of approximately $2.1 billion. The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans; and

•	2016 Maturity Term Loans in an aggregate principal amount of approximately $315.3 million. The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.25%, for LIBOR rate loans, and 1.25%, for base rate loans.

The interest rate margins are subject to a 0.50% increase in the event our leverage ratio as of the end of our quarterly reporting period exceeds 4.75:1.00. As of September 30, 2013, our total leverage ratio was less than 4.75:1.00. The Amended Credit Agreement also provided for interest rate floors applicable to the Term Loans. The interest rate floors are 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans.

In connection with the Third Amendment, we incurred refinancing expenses of approximately $24.2 million for the soft-call premium paid to holders of term loans outstanding prior to the effectiveness of the Third Amendment and $6.2 million for other fees and expenses. These costs were capitalized as deferred financing costs and will be amortized over the life of the Amended Credit Agreement.

Our senior secured term loan facility and senior secured revolving credit facility bear interest at variable rates. The amended and restated senior secured term loan facility, after giving effect to the Third Amendment, requires annual principal payments of approximately $24.2 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $306.5 million and $1,989.8 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facilities for the three and nine months ended September 30, 2013 were 4.37% and 5.01%, respectively, compared to 6.31% and 5.48%, respectively, during the three and nine months ended September 30, 2012.

Senior Secured Revolving Credit Facility.

Our senior secured revolving credit facilities provide senior secured financing of up to $201 million and matures on January 15, 2016. The senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 2.75% at September 30, 2013), and the margin ranges from 1.75% to 2.50% for base rate loans (base rate plus 1.75% at September 30, 2013). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The senior secured revolving credit facilities were undrawn as of September 30, 2013. The highest outstanding balance on the extended maturity senior secured revolving credit facility during the three and nine months ended September 30, 2012 was $19.9 million. The average daily outstanding balance of the senior secured revolving credit facility during the three and nine months ended September 30, 2012, was $3.2 million and $2.6 million, respectively. The senior secured revolving credit facility was undrawn at September 30, 2012.

Subsequent to September 30, 2013, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $365.5 million, including the aggregate amount of $134.5 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

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

At any time prior to November 15, 2014, we may redeem all or a part of the 2019 Senior Notes at a redemption price equal to 100% of the principal amount of 2019 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2019 Senior Notes) as of, and accrued and unpaid interest to the date of redemption, subject to the right of holders of 2019 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

Amended and Extended Asset Securitization

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and the term of the facility was extended to June 30, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At September 30, 2013, and December 31, 2012 this facility was undrawn. The highest outstanding balance during the nine months ended September 30, 2013 and 2012 was $50.0 million and $39.0 million, respectively.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Adjusted EBITDA may not exceed 6.75 to 1.0 at September 30, 2013, and the interest coverage ratio of Adjusted EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted periodically until the maximum leverage ratio reaches 6.00 to 1.0 in 2015). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2013. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The Senior Secured Credit Facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, including the senior subordinated notes, transactions with affiliates, amendments to material agreements governing our subordinated indebtedness, including the senior subordinated notes, and changes in our lines of business.

The Senior Secured Credit Facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain of our subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

2018 Senior Notes and 2019 Senior Notes - The 2018 Senior Notes and the 2019 Senior Notes indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at September 30, 2013.

Amended and Extended Asset Securitization – The amended and extended asset securitization facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our Senior Secured Credit Facility.

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

The following table summarizes our contractual obligations at September 30, 2013 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2016	$315,274	$3,177	$312,097	$—	$—
Senior Secured Term Loan Facility, due 2018	2,084,250	21,000	42,000	2,021,250	—
8 5/8% Senior Notes, due 2018	500,000	—	—	—	500,000
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	514,794	94,313	188,626	188,626	43,229
Estimated interest payments on variable rate debt (1)	402,208	90,790	176,477	134,941	—
Contractual minimums under telephony agreements (2)	38,300	38,300	—	—	—
Operating leases	137,044	34,077	38,794	18,265	45,908
Purchase obligations (3)	105,615	92,695	12,920	—	—

Total contractual cash obligations	$4,747,485	$374,352	$770,914	$2,363,082	$1,239,137

(1)	Interest rate assumptions based on October 22, 2013 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At September 30, 2013, we have accrued $21.4 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $78.1 million for the nine months ended September 30, 2013, compared to $84.1 million for the nine months ended September 30, 2012. We currently estimate our capital expenditures for the remainder of 2013 to be approximately $41.9 to $51.9 million primarily for equipment and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities (including additional indebtedness under the Senior Secured Credit Facilities in an aggregate principal amount not to exceed $365.5 million including the aggregate amount of principal payments made in respect of the senior secured term loan), incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off – Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through August 2014 and are renewed as required. The outstanding commitment on these obligations at September 30, 2013 was $18.4 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012. There have not been any significant changes with respect to these policies during the nine months ended September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of September 30, 2013, we had $2,399.5 million outstanding under our senior secured term loan facilities, $500.0 million outstanding under our 2018 Senior Notes and $650.0 million outstanding under our 2019 Senior Notes.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at September 30, 2013, would have no impact on our variable interest rate. At September 30, 2013, the 30 and 90 day LIBOR rates were approximately 0.17885% and 0.24885%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, rate increases on our variable debt in the immediate and near term is unlikely.

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the nine months ended September 30, 2013, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

On September 30, 2013 and 2012, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three and nine months ended September 30, 2013, revenues from non-U.S. countries were approximately 18% and 19%, respectively, of consolidated revenues. For the three and nine months ended September 30, 2012, revenues from non-U.S. countries were approximately 18% and 19%, respectively, of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At September 30, 2013 and December 31, 2012, long-lived assets from non-U.S. countries were 9%. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps carried interest rates ranging from 1.685% to 1.6975% and expired in June 2013. At September 30, 2013, we had no cash flow hedges outstanding.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

10.01	West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013

10.02	Form of Restricted Stock Award Agreement under the West Corporation 2013 Long-Term Incentive Plan

10.03	Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2013, filed on November 1, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: November 1, 2013

EXHIBIT INDEX

Number	Description

10.01	West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013

10.02	Form of Restricted Stock Award Agreement under the West Corporation 2013 Long-Term Incentive Plan

10.03	Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2013, filed on November 1, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.