Form 10-K
period 2013-12-31
WEST CORP
filed 2014-02-20
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity) as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $506.5 million. At February 13, 2014, 83,837,149 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Applicable portions of the proxy statement for the 2014 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or other similar words.

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section and elsewhere in this report the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

The forward-looking statements in this report represent our views as of the date of this report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

PART I.

ITEM 1.	BUSINESS

Overview

West Corporation (the “Company” or “West”) is a leading provider of technology-driven, communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad portfolio of services, including conferencing and collaboration, unified communications, alerts and notifications, emergency communications, business process outsourcing and telephony / interconnect services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East and Africa, Asia-Pacific, Latin America and South America.

Our focus on large addressable markets with attractive growth characteristics has allowed us to deliver steady, profitable growth. Over the past ten years, we have grown our revenue at a compound annual growth rate (“CAGR”) of 10.5%. For the fiscal year ended December 31, 2013, we grew revenue by 1.8% over 2012 to $2,685.9 million and generated $704.4 million in Adjusted EBITDA, or 26.2% Adjusted EBITDA margin, and $143.2 million in net income and $384.1 million in net cash flows from operating activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Adjusted EBITDA” for a reconciliation of net income to EBITDA and Adjusted EBITDA.

Evolution into a Predominately Platform-Based Solutions Business

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communications needs of our clients. We have evolved our business mix from labor-intensive communication services to predominantly diversified and platform-based, technology-driven voice and data services. As a result, our revenue from platform-based services grew from 37% of total revenue in 2005 to 73% in 2013, and our operating income from platform-based services grew from 53% of total operating income to 92% over the same period.

Since 2005, we have invested approximately $2.0 billion in strategic acquisitions. We have increased our penetration into higher growth international conferencing markets, strengthened our alerts and notifications services business and established a leadership position in emergency communication services. We have reoriented our business to address the emergence of fast-growing trends such as unified communications (“UC”), mobility and video.

Today, our platform-based service lines include conferencing and collaboration, event services, alerts and notifications, Internet Protocol (“IP”) based UC solutions, emergency communications services, automated customer service platforms such as interactive voice response (“IVR”), natural language speech recognition and network-based call routing service and telephony / interconnect services. As we continue to increase the variety of platform-based services we provide, we intend to pursue opportunities in markets where we are able to leverage our technological capabilities.

The following summaries further highlight the steps we have taken to improve our business:

— Developed and Enhanced Large Scale Technology Platforms. Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. Our approximately 748,000 telephony ports, including approximately 445,000 IP ports, provide us with what we believe is the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our open standards-based platform allows for the flexibility to add new capabilities as our clients demand. In addition, we have integrated mobile, social media and cloud computing capabilities into our platforms and offer those services to our clients.

— Expanded Emergency Communications Services Platform. We have invested significant resources into our emergency communications services. Since 2006, we have made several strategic acquisitions, including Intrado Inc. (“Intrado”) and Positron Public Safety Systems, which provided us with a leading platform in communication services for public safety. Today, we believe we are one of the largest providers of emergency communications services to telecommunications service providers, government agencies and public safety organizations, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. We have steadily increased our presence in this market through substantial investments in proprietary systems to develop programs designed to upgrade the capabilities of 9-1-1 centers by delivering a broader set of features.

— Expanded Our Unified Communications Business Segment. Through both organic growth and acquisitions, we have been successful in strengthening our Unified Communications service offering. We have grown our sales force to expand the reach of our Unified Communications services both domestically and internationally. We have developed and integrated proprietary global and large enterprise-based services into our platform which allow for streamlined, cost-effective conferencing capabilities. Through several acquisitions, we have enhanced our web-based and mobile-based event services offerings and increased our capabilities in IP-based solutions. We are able to offer system design, project management and implementation to clients with our sales engineering and integration services.

We have also increased our presence in the high growth alerts and notifications market. We provide platform-based communication services across several industries, including healthcare, utilities, financial services, communications, transportation, government and public safety.

Corporate Information

Our business was founded in 1986 through a predecessor company, and West Corporation was incorporated in 1994. On October 24, 2006, we completed a recapitalization (the “Recapitalization”) of the company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”). Pursuant to the Recapitalization, a merger subsidiary was merged with and into West Corporation, with West Corporation continuing as the surviving corporation, and our publicly traded securities were cancelled in exchange for cash.

We financed the Recapitalization with equity contributions from the Sponsors and the rollover of a portion of our equity interests held by Gary and Mary West, the founders of West, and certain members of management, along with a senior secured term loan facility, a senior secured revolving credit facility and the private placement of senior notes and senior subordinated notes.

On December 30, 2011, we completed the conversion of our outstanding Class L Common Stock into shares of Class A Common Stock (the “Conversion”) and thereafter the reclassification (the “Reclassification”) of all of our Class A Common Stock as a single class of Common Stock by filing amendments to our amended and restated certificate of incorporation (the “Charter Amendments”) with the Delaware Secretary of State. Upon the effectiveness of the filing of the Charter Amendments, each share of our outstanding Class L Common Stock was converted into 40.29 shares of Class A Common Stock pursuant to the Conversion, and all of the outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the Reclassification. Following the Conversion and Reclassification, all shares of Common Stock share proportionately in dividends. On March 8, 2013, we completed a 1-for-8 reverse stock split.

On March 27, 2013, our Registration Statement on Form S-1 (File No. 333-162292) was declared effective by the Securities and Exchange Commission (the “SEC”) for an initial public offering pursuant to which we registered 24,466,250 shares of our common stock, par value $0.001 per share, with the proposed maximum offering price of $611,656,250. Pursuant to the Registration Statement, we sold an aggregate of 21,275,000 shares of our common stock at a price to the public of $20.00 per share. The offering commenced as of March 21, 2013 and closed on March 27, 2013. The initial public offering resulted in net proceeds to us of $398.1 million after deducting underwriting discounts and commissions of approximately $24.5 million and other estimated offering expenses of approximately $3.0 million.

Our principal executive offices are located at 11808 Miracle Hills Drive, Omaha, Nebraska 68154 and our telephone number at that address is (402) 963-1200. Our website is www.west.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. None of the information on our website or any other website identified herein is part of this report. All websites in this report are intended to be inactive textual references only.

Our Services

We believe we have built our reputation as a best-in-class service provider by delivering differentiated, high-quality services for our clients. Our portfolio of technology-driven, communication services includes:

Unified Communications

Conferencing and Collaboration Services. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 148 million conference calls in 2013, a 10% increase over 2012. We provide our clients with an integrated global suite of meeting services. Conferencing and Collaboration Services include the following:

•	On-Demand Audio Conferencing is a global automated conferencing service that allows clients to initiate an audio conference at any time, without the need to make a reservation or rely on an operator.

•

Web Conferencing and Collaboration Tools allow clients to connect remote employees and bolster collaboration among groups. These web-based tools provide clients with the capability to make presentations and share applications and documents over the Internet. These services are offered through our proprietary product, InterCall Unified Meeting®, as well as through the resale of Cisco, Microsoft and Adobe products. Web conferencing services can be customized to each client’s individual needs, and are integrated with our on-demand audio conferencing platform.

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

•

Hosted and Managed Multiprotocol Label Switching (“MPLS”) Network is a suite of IP trunking solutions designed to provide enterprise clients with carrier–grade service, along with the benefits of next–generation IP–based service that allows their business to run more efficiently. These solutions deliver a consistent set of voice services across an enterprise’s infrastructure, with flexible IP and TDM trunking options for clients’ on–site PBX.

•

Unified Communications Partner Solution Portfolio enables us to engineer flexible and scalable solutions suitable to an enterprise’s needs, leveraging a portfolio of Microsoft and Cisco offerings integrated with our products, applications and services.

•

Cloud-Based Security Services aggregate a set of technologies into one simple and scalable cloud–based solution that provides clients with network protection. This service can help protect the client’s network from spam and viruses, unauthorized intrusions and inappropriate web content, while providing simplicity and consistency of security policy management and eliminating single points of failure and bottlenecks that can occur with premise-based security solutions.

•

Professional Services and System Integration provides our clients with advice and solutions to integrate their unified communications systems. We offer consulting, design, integration, and implementation of voice, video, messaging, and collaboration systems and services.

Alerts and Notifications. Our technology platforms allow clients to find business solutions by empowering them to manage and deliver automated, proactive and personalized communications. In 2013, we delivered over 1.4 billion notification calls and data messages. We use multiple delivery channels (voice, text messaging, email, push notifications and fax), based on the preference of the recipient. For example, we deliver patient notifications, confirm appointments and send prescription reminders on behalf of our healthcare clients, send and receive automated outage notifications on behalf of our utility clients and transmit emergency evacuation notices on behalf of municipalities.

Our scalable platforms enable a high volume of messages to be sent in a short amount of time. They also enable two-way communication which allows the recipients of a message to respond to our clients. We offer the following Alerts and Notifications services:

•

Automated Voice Notifications are customized voice messages sent on behalf of our clients, delivered with personalized information. Our systems provide accurate detection of voice mail versus live answer, customized caller ID and retry logic.

•

Short Message Service (“SMS”) / Email Alerts and Notifications are customized electronic notifications sent on behalf of our clients directly to their customers’ handheld devices, wireless phones, two-way pagers or email inboxes.

•	Push Notifications enable clients to deliver targeted, personalized messaging to customers’ mobile devices.

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

Communication Services

Emergency Communications Services. We believe we are one of the largest providers of emergency communications services based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens. We offer the following Emergency Communications Services:

•

9-1-1 Network Services are the systems that control the routing of emergency calls to the appropriate Public Safety Answering Points (“PSAPs”). In 2013, we facilitated approximately 290 million 9-1-1 calls. Our next generation 9-1-1 call handling solution is an IP-based system designed to significantly improve the information available to first responders by integrating capabilities such as the ability to text, send photos or video to 9-1-1 centers as well as providing stored data such as building blueprints or personal medical data to first responders. Our carrier-grade Location Based Services process over 135,000 daily requests in support of our clients’ Enhanced 9-1-1 (“E9-1-1”) and commercial applications.

•

9-1-1 Telephony Systems and Services include our fully-integrated desktop communications technology solutions which public safety agencies use to enable E9-1-1 call handling. Our next generation 9-1-1 solution can be deployed in a variety of local, hosted and remote configurations, allowing public safety agencies to grow with minimal incremental investment. It currently operates in approximately 9,500 call-taking positions in approximately 1,650 PSAPs in North America.

Automated Call Processing. We believe we have developed a best-in-class automated customer service platform. Our services allow our clients to effectively communicate with their customers through inbound and outbound IVR applications using natural language speech recognition, automated voice prompts and network-based call routing services. In addition to these front-end customer service applications, we also provide analyses that help our clients improve their automated communications strategy. Our open standards-based platform allows the flexibility to integrate new capabilities such as mobility, social media and cloud-based services. We offer the following Automated Call Processing solutions:

•

Automated Customer Service Solutions range from speech/IVR applications and mobile solutions to SMS, chat and email. We help our clients engage with their customers through the channels they prefer. Examples of self-service applications used by our clients include: accessing account balances, activation of credit cards, placing orders, answering frequently asked questions and stop/start utility service.

•

Voice and Data Network Management Services assist our clients as they manage or update their own contact center communications networks. We offer hosted or managed services for the operation, administration and management of voice and data networks such as Voice over Internet Protocol (“VoIP”) network management, network automated call distribution (“ACD”) / multi-channel contact routing, workforce management, quality monitoring and predictive dialing.

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

•	Termination Services using our soft switch platform, national optical backbone and direct network interconnections allow for the termination of outbound toll traffic.

•	Tandem Transport switches local voice traffic between wireless carriers, competitive local exchange carriers (“CLECs”), VoIP providers, and cable networks.

Agent-Based Services. We provide our clients with large-scale, agent-based services. We target opportunities that allow our agent-based services to be a part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We offer a flexible model that includes on-shore, off-shore and home-based agent capabilities to fit our clients’ needs. We offer the following Agent-Based Services:

•

Customer Care and Acquisition Services support our clients with their consumer-based communications needs. We provide customer acquisition and retention, customer care, technical support and sales services. Our customized process strategically matches our client’s goals to the appropriate solutions to maximize results.

•

Business-to-Business Account Management Services combines our experience, sales methodologies and technology to deliver an integrated suite of solutions that allow our clients to overcome a variety of common sales challenges across a multitude of business segments. Examples of these services include lead management, team sell, account management and sole territory coverage.

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

Unified Communications

We entered the conferencing and collaboration services market with our acquisition of InterCall in 2003. Through organic growth and multiple strategic acquisitions, we have become the leading global provider of conferencing services since 2008 based on revenue, according to Wainhouse Research. The market for worldwide unified communications services, which includes hosted and managed unified communications services and audio, web and operator-assisted conferencing was $8.9 billion in 2013 and is expected to grow at a CAGR of 14% through 2017 according to Wainhouse Research.

According to Tern Systems, the market for automated message delivery in the U.S. was approximately $934 million in 2013, and is expected to grow at an annual growth rate of 21% through 2017. We believe this growth is being driven by a number of factors, including increased globalization of business activity, focus on lower costs, increased adoption of unified communications services, and increasing awareness of the need for rapid communication during emergencies.

Communication Services

The market for emergency communications services represents a highly attractive opportunity, allowing us to participate in an end-market that we believe is less volatile with respect to downturns in the economy. According to Compass Intelligence, approximately $4.3 billion of government-sponsored funds were estimated to be available for 9-1-1 and next generation 9-1-1 applications, hardware and systems expenditures in 2013 and such funds are expected to grow at a 7.0% CAGR through 2016. Given the critical nature of these systems and services, government agencies and other public safety organizations prioritize funding for such services to ensure dependable delivery. Further, as communities across the U.S. upgrade outdated 9-1-1 systems to next generation 9-1-1 platforms, we believe our suite of services is best suited to capture the demand.

We deliver critical agent-based and automated services for our enterprise clients. Today, the market for these services remains attractive given its size and steady growth characteristics. We target select opportunities within the global customer care business process outsourcing market, which was estimated to be approximately $59 billion in 2013 with a projected CAGR through 2016 of approximately 6% according to International Data Corporation. We focus on high-value transactions that utilize our specialized knowledge and scale to drive enhanced profitability. We have built on our leading position in this market by investing in emerging service delivery models that provide a higher quality of service to our clients.

Our Competitive Strengths

We have developed expertise to serve the needs of clients who place a premium on the services we provide. We believe the following strengths have helped us to establish a leading competitive position in the markets we serve and enable us to deliver operational excellence to clients.

— Broad Portfolio of Product Offerings with Attractive Value Proposition. Our technology platforms combined with our operational expertise and processes allow us to provide a broad range of service offerings for our clients. Our ability to provide our clients with a reliable, efficient and cost-effective alternative to process high volume, complex voice and data transactions, helps them meet their critical communications needs and helps improve their cost structure.

— Robust Technology Capabilities Enable Scalable Operating Model. Our strengths across technology and multiple channels allow us to efficiently process data and voice transactions for our clients. We cross-utilize our assets and shared service platforms across our businesses, providing scale and flexibility to handle greater transaction volume, offer superior service and develop new offerings more effectively and efficiently. We foster a culture of innovation and have been issued approximately 213 patents and have approximately 302 pending patent applications for technology and processes that we have developed. We continue to invest in new platform technologies, including IP-based cloud computing environments, as well as to enhance our portfolio with patented technologies, which allow us to deliver premium services to our clients.

— Strong Client Relationships. We have built long-lasting relationships with our clients who operate in a broad range of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. Our top ten clients in 2013 had an average tenure with us of over 12 years. In 2013, our 100 largest clients accounted for approximately 54% of our revenue and approximately 44% of our revenue came from clients purchasing multiple service offerings.

— Operational Excellence. We achieve the results our clients are seeking through increased productivity, reliability and scale. Our ability to improve upon our clients’ communications processes is an important aspect of our value proposition. We leverage our proprietary technology infrastructure and shared services platforms to manage higher value transactions and achieve cost savings for our clients and ourselves.

— Experienced Management Team with Track Record of Growth. Our senior leadership has an average tenure of approximately 16 years with us and has delivered strong results through various market cycles, both as a public and as a private company. As a group, this team has created a culture of superior client service and, through acquisitions and organic growth, has been able to achieve 10.5% revenue CAGR over the past ten years. Our team has established a long track record of successfully acquiring and integrating companies to drive growth.

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

Our Business Strategy

Our strategy is to identify growing markets where we can deploy our existing assets and expertise to strengthen our competitive position. Our strategy is supported by our commitment to superior client service, operational excellence and market leadership. Key aspects of our strategy include the following:

— Expand Relationships with Existing Clients. We are focused on deepening and expanding relationships with our existing clients by delivering value in the form of reduced costs, improved customer relationships and enhanced revenue opportunities. Approximately 44% of our revenue in 2013 came from clients purchasing multiple service offerings from us. We seek out clients with plans for growth and expect to participate in that growth along with our clients. As we demonstrate the value that our services provide, often starting with a single service, we are frequently able to expand the size and scope of our client relationships.

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

— Capitalize on Select Global Opportunities. In addition to expanding and enhancing our existing relationships domestically, we will selectively pursue new client opportunities globally. Our expertise in conferencing and collaboration services has allowed us to penetrate substantial international markets. In 2013, 19% of our consolidated revenue was generated outside of the U.S. Given the attractive growth dynamics within Europe, Asia-Pacific, South America and Latin America, we intend to further grow our Unified Communications business in these regions. Our distribution capabilities, including approximately 315 dedicated international Unified Communications sales personnel, provide us with the platform to drive incremental revenue opportunities.

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

— Continue to Enhance Our Value Proposition Through Selective Acquisitions. Since our founding in 1986, we have completed 30 acquisitions of businesses and technologies with a total value of approximately $2.7 billion. We will continue to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur through organic growth, we expect to continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders.

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

Unified Communications

For Conferencing and Collaboration Services, Event Services, IP-Based UC Solutions and Alerts and Notifications, we maintain a sales force of approximately 900 personnel that are trained to understand and respond to our clients’ needs.

Communication Services

We maintain approximately 62 sales and marketing personnel dedicated to our Emergency Communications Services, approximately 53 sales and marketing personnel dedicated to our Automated Call Processing and Agent-Based Services, and approximately 15 sales and marketing personnel dedicated to our Telephony / Interconnect Services.

Competition

Unified Communications

The Conferencing and Collaboration Services market is highly competitive. The principal competitive factors include, among others, range of service offerings, global capabilities, price and quality of service. Our principal competitors include AT&T, Verizon, PGi, BT Conferencing, Cisco Systems, Citrix, Microsoft and other premise-based solution providers.

The Event Services market has advanced from traditional audio-centric, operator-assisted conferencing solutions to more dynamic, web-centered solutions such as webcasting platforms with video, and interactive, persistent virtual environments. As a result, the market remains highly competitive and fragmented with new entrants joining as technology evolves. The principal competitive factors of operator-assisted conferencing are reliability, ease of use, price and global support. Competitors in this market include BT Conferencing, PGi and Arkadin. The principal competitive factors of the webcasting market are reliability, functionality, price, mobility, customization, ease of use and options like self-service and multicasting. Competitors in this market include ON24, Nasdaq OMX (formerly Thomson Reuters), Sonic Foundry, TalkPoint and cross over into the webinar market with Adobe and WebEx. The principal competitive factors of the virtual events market are ease of use, self-service, branding, integration with other solutions and global support. Competitors in this market include INXPO, ON24 and 6Connex.

The IP-Based Unified Communications Solutions market is a highly competitive and growing market characterized by a large number of traditional carrier service providers entering the mid-market to enterprise market with proprietary versions of hosted or “cloud-based” unified communications service offerings, as well as smaller business-size competitors who compete more aggressively on price. The principal competitive factors include, among others, experience in implementing and designing enterprise level networks, on-demand and integrated hosted communications and collaboration platforms and expertise in integration of a broad variety of unified communications applications both in implementation and professional services consultation. Our principal competitors in this industry at the enterprise level include Cisco, Microsoft, AT&T, Verizon, BT, ShoreTel and Google for hosted services solutions and IBM, Hewlett-Packard, Verizon Business and regional integrated service vendors for professional services. We also face competition from clients who implement in-house solutions from providers like Avaya, Cisco and Shortel. The small to medium sized business market has hundreds of regional competitors with a few like XO Communications, 8x8 and RingCentral that compete on a national scale.

The Alerts and Notifications services market is highly competitive and fragmented, characterized by a large number of vertically focused competitors addressing specific industries, including healthcare, travel, education, credit collection and government. The principal competitive factors in alerts and notifications include, among others, industry-specific knowledge and service focus, reliability, scalability, ease of use and price. Competitors in this industry include Varolii, Genesys (formerly SoundBite Communications), PhoneTree and, in the medical and dental markets, Silverlink Communications, Patient Prompt and Sesame Communications. We also face competition from clients who implement in-house solutions.

Communication Services

The market for wireline and wireless emergency communications services is competitive. The principal competitive factors in wireline and wireless emergency communications are the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the incumbent local exchange carrier and competitive local exchange carrier markets generally include internally developed solutions, competitors in the wireless market include TeleCommunications Systems and competitors in the VoIP services market include Bandwidth.com, Inc. Competition in the public safety desktop market is driven by features, functionality, ease of use, price, reliability, upgradability, capital replacement and upgrade policies and customer service and support. Competitors in this market include Cassidian Communications and EmergiTech.

The principal competitive factors in the automated call processing technologies market are scalability, flexibility, reliability, speed of implementing client applications and price of services. Competitors in this market are primarily premise-based services but a group of hosted providers has recently emerged.

The principal competitive factors in the telephony / interconnect services market include network performance, ease and breadth of interconnections to carriers, pricing and the ability to support converging technologies (TDM to IP). Competitors in this market include Inteliquent and Peerless Network along with CLECs.

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

Our Clients

Our clients vary by business unit. We have a large and diverse client base for our Conferencing and Collaboration Services, ranging from small businesses to Fortune 100 clients, and operating in a wide range of industries, including telecommunications, retail, financial services, technology and healthcare. Our Alerts and Notifications business serves a large number of clients, who generally operate in specific industries such as medical and dental or utilities. Traditionally, our Emergency Communications clients have been incumbent local exchange carriers and CLECs. Our Automated Call Processing and Agent-Based Service businesses serve larger enterprise clients operating in a wide range of industries.

Although we serve many clients, we derive a significant portion of our revenue from relatively few clients. In 2013, our 100 largest clients accounted for approximately 54% of our revenue. No client accounted for 10% or more of our revenue in 2013.

Our Personnel

As of December 31, 2013, we had approximately 35,100 total employees, of which approximately 29,900 were employed in the Communication Services segment (including approximately 7,300 home-based, generally part-time employees), 4,600 were employed in the Unified Communications segment and approximately 600 were employed in corporate support functions. Of the total employees, approximately 8,700 were employed in management, staff and administrative positions, and approximately 7,800 were international employees.

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

Our Technology and Systems Development

Technology is critical to our business and we believe the scale and flexibility of our platform is a competitive strength. Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality, integrated solutions. We have made significant investments in reliable hardware systems and integrated commercially available software when appropriate. We currently have approximately 748,000 telephony ports to handle conference calls, alerts and notifications and customer service. These ports include approximately 445,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technological platforms are designed to handle greater transaction volume than our competitors. Because our technology is client focused, we often rely on proprietary software systems developed internally to customize our services. As of December 31, 2013, we employed a staff of approximately 2,500 professionals in our information technology departments.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. At December 31, 2013 we owned approximately 213 registered patents and approximately 226 registered trademarks including several patents and trademarks that we obtained as part of our past acquisitions. Certain of our patents will expire in 2014. From time to time, we may sell a portion of our patent portfolio, when we have concluded that the benefit of the sale outweighs the benefit to our business of continuing to maintain exclusive ownership of the applicable patents. We do not expect these patent expirations or sales to have a material adverse effect on our business. Trademarks continue as long as we actively use the mark. We have approximately 302 pending patent applications pertaining to technology relating to transaction processing, call center and agent management, data collection, reporting and verification, conferencing and credit card processing. New patents that are issued have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to add additional patents and trademarks to our portfolio, may be a barrier to entry for specific products and services we provide and may also be used for defensive purposes in certain litigation.

Our International Operations

In 2013, revenue attributed to foreign countries was approximately 19% of our consolidated revenue and long-lived assets attributed to foreign countries were approximately 9% of our total consolidated long-lived assets.

In 2013, our Unified Communications segment operated out of facilities in the U.S. and approximately 23 foreign jurisdictions in North and South America, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).

In 2013, our Communication Services segment operated facilities in the U.S., Canada, the Philippines, Mexico, Australia and Jamaica.

For additional information regarding our domestic and international revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included herewith.

Government Regulation

Privacy

We provide services to healthcare clients that, as providers of healthcare services, are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). As covered entities, our clients must comply with standards for privacy, transaction and code sets, and data security. Under HIPAA, we are sometimes considered a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients. We have implemented HIPAA and Health

Information Technology for Economic and Clinical Health Act (“HITECH”) compliance training and awareness programs for our healthcare services employees. We also have undertaken an ongoing process to test data security at all relevant levels. In addition, we have reviewed physical security at all healthcare operation centers and have implemented systems to control access to all work areas.

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

Telecommunications

Our wholly-owned subsidiary, Intrado Inc. and certain of its affiliates (collectively, “Intrado”), are subject to various regulations as a result of their status as a regulated competitive local exchange carrier, and/or an emergency services provider, and/or an inter-exchange carrier, including state utility commissions regulations and Federal Communications Commission (the “FCC”) regulations adopted under the Telecommunications Act of 1996, as amended. Also, under the New and Emerging Technologies 9-1-1 Improvement Act of 2008 (NET911 Act, P.L. 11-283, 47 U.S.C. 609) and its attendant FCC regulations (WC Docket No. 08-171, Report and Order dated October 21, 2008), Intrado® is required to provide access to VoIP telephony providers certain 9-1-1 and Enhanced, or E9-1-1, elements.

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

On December 12, 2013, the FCC released a Report and Order (“9-1-1 Order”), Improving 9-1-1 Reliability, Reliability and Continuity of Communications Networks, Including Broadband Technologies, FCC 13-158, requiring 9-1-1 Service Providers (as defined in the 9-1-1 Order), among other things, to certify that the 9-1-1 Service Provider has audited and identified critical 9-1-1 transmission and monitoring facilities and taken reasonable steps to ensure reliability. The substantive requirements went into effect February 18, 2014. An initial certification is required one year after the effective date and the first full certification is required two years after the effective date. Intrado is analyzing the applicability of the 9-1-1 Order as well as ways to comply with the 9-1-1 Order to the extent it is applicable. Intrado may need cooperation from third party providers of network services to obtain relevant data. The providers Intrado relies on may not be able to provide the necessary data or may not agree to provide the necessary data at a reasonable commercial rate.

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

Federal laws regulating the provision of traditional telecommunications services may adversely impact our conferencing business. Our conferencing business has submitted forms to the Universal Service Administrative Company (“USAC”) and paid federal USF and similar fees since August 1, 2008 based on our good faith interpretation of the revenue reporting requirements and classification of our services. To the extent that USAC or the FCC disagrees with the methodology or classification of our services, InterCall may be subject to additional costs and obligations applicable to more traditional telecommunications service providers.

Through our wholly owned subsidiary, HyperCube, LLC (“HyperCube”), we act as a telecommunications carrier and provider of switching services throughout the United States. HyperCube routes communications traffic to all other carriers, including wireless, wireline, cable telephony and VoIP companies. HyperCube Telecom, LLC, a wholly-owned subsidiary of HyperCube, has obtained licenses to offer telecommunications services from the FCC and authorization to offer facilities-based and resold telecommunications services from Public Utility Commissions (“PUCs”) in 45 states and the District of Columbia.

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

On November, 13, 2013, the FCC issued a Report and Order, In re Rural Call Completion, Report and Order and Further Notice of Proposed Rulemaking, FCC 13-135, mandating, among other things, that providers of long-distance voice service that make the initial long-distance call path choice for more than 100,000 domestic retail subscriber lines record and report certain data related to call completion. The recording and reporting requirements are effective upon approval of the data collection by the Office of Management and Budget and publication of the effective date in the Federal Register. One or more of our subsidiaries may be subject to these requirements. We are evaluating the applicability of the requirements and our ability to comply, including any financial impact of compliance.

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

Our collection business is also subject to the Fair Credit Reporting Act (“FCRA”), which regulates consumer credit reporting. Under the FCRA, liability may be imposed on furnishers of data to credit reporting agencies to the extent that adverse credit information reported is false or inaccurate. In addition, the Telephone Consumer Protection Act (“TCPA”), which was originally intended to regulate the telemarketing industry, contains certain provisions that also impact the collection industry. Most significantly, the TCPA prohibits the use of automated dialers to call cellular telephones without consent of the consumer and the potential liability for violations of this provision is substantial. In 2013 several United States District Courts held that the defendant violated the TCPA when it used an automated dialing device to call a residential line that had been converted to a Voice over Internet Protocol (VoIP) service or used an automated dialing device to call a cell phone number where appropriate consent had been obtained but the number had since been reassigned by the carrier to a third party without the knowledge of the caller. In addition, some United States District Courts in 2013 held calls dialed in a mode which required an employee to launch each call from their desktop could still be considered automated calls and a violation of the TCPA because the equipment used to make the calls had the “capacity” to act as an automatic telephone dialing system. Violations of the TCPA carry a potential penalty of $500-$1,500 for each time a number is dialed in violation of the TCPA through the consumer private right of action.

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

Teleservices

Teleservices sales practices are regulated at both the federal and state level. The TCPA, enacted in 1991, authorized and directed the FCC to regulate the telemarketing industry. The FCC set forth rules to implement the TCPA. The TCPA cases referenced above also apply to our teleservices and alerts and notifications services. These rules, which have been amended over time, currently place restrictions on the methods and timing of telemarketing sales calls as well as certain calling practices utilized in the accounts receivable management business, including:

•	restrictions on calls placed by automatic dialing and announcing devices;

•	limitations on the use of predictive dialers for outbound calls;

•	institution of a National “Do-Not-Call” Registry in conjunction with the FTC;

•	guidelines on maintaining an internal “Do-Not-Call” list and honoring “Do-Not-Call” requests;

•	restricts the use of prerecorded message telemarketing calls/text messages;

•	requirements for transmitting caller identification information; and

•	restrictions on facsimile advertising.

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

In 2012, the FCC modified its TCPA rules in several respects. The new requirements include new obligations to obtain express written consent to use predictive dialers or pre-recorded messages for outbound telemarketing calls, strengthened call abandonment measurements and an obligation to provide “opt-out” options on outbound pre-recorded messages. These new requirements were phased in over 2013 and are now in effect.

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

We specifically train our marketing representatives to handle calls in an approved manner. While we believe we are in compliance in all material respects with all federal and state telemarketing regulations, compliance with all such requirements is costly and time-consuming. In addition, notwithstanding our compliance efforts, any failure on our part to comply with the registration and other legal requirements applicable to companies engaged in telemarketing activities could have an adverse effect on our business. We could become subject to litigation by private parties and governmental bodies, alleging a violation of applicable laws or regulations, which could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of such litigation and enforcement actions.

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

Our Communication Services segment’s agent-based business and growth depend in large part on United States businesses automating and outsourcing call handling activities. Such automation and outsourcing may not continue, or may continue at a slower pace, as organizations may elect to perform these services themselves. In addition, our Communication Services segment faces risks from technological advances that we may not be able to successfully address. We compete with third-party collection agencies, other financial services companies and credit originators. Some of these companies have substantially greater personnel and financial resources than we do. In addition, companies with greater financial resources than we have may elect in the future to enter the consumer debt collection business.

There are services in both of our business segments that are experiencing pricing declines. We rely on a combination of an internal sales effort and third party relationships to market our services. If we are unable to offset pricing declines through increased transaction volume and greater efficiency due to a failure of our sales efforts or otherwise, our business, results of operations and financial condition could be adversely affected.

We depend on third parties for certain services we provide and increases in the cost of voice and data services or significant interruptions in these services could adversely affect our business, results of operations and financial condition.

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

An adverse change in the pricing of voice and data services that we are unable to recover through price increases of our services, or any significant interruption in voice or data services, could adversely affect our business, results of operations and financial condition. In addition, if the providers of telecommunication have outages it may have a material client impact. We may not have the contractual right to be indemnified for all harm caused by an outage of our carriers and we may not be able to move the traffic to alternative carriers.

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

Our 100 largest clients by revenue accounted for approximately 54% of our total revenue for the year ended December 31, 2013. If we fail to retain a significant amount of business from any of our significant clients, our business, results of operations and financial condition could be adversely affected.

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

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Federal and state laws may limit our ability to recover on our clients’ consumer receivables regardless of any act or omission on our part. In addition, in March 2011, we entered into a Stipulated Order as part of a settlement agreement with the FTC that imposes duties upon us beyond those of current federal and state laws. For example, for a period of five years from the date of entry of the Order, we must include a special disclosure on all written communications sent to consumers in connection with the collection of debts. The disclosure advises the consumer of certain rights they have under the FDCPA, provides a phone number and address at West to which the consumer can direct a complaint, and also provides contact information for the FTC if the consumer wishes to file a complaint with the Commission. In addition, for a period of five years, we must provide a special notice to all employees that advises them of certain requirements under the FDCPA including notice that individual collectors can be liable for violations of the FDCPA. Each employee must sign an acknowledgement that he or she has received and read the notice and we must maintain copies of the acknowledgements to verify our compliance. Additional consumer protection and privacy protection laws may be enacted that would impose additional or more stringent requirements on the enforcement of and collection on consumer receivables. In addition, federal and state governments are considering, and may consider in the future, other legislative proposals that would further regulate the collection of consumer receivables. The recently created CFPB has broad regulatory authority over consumer protection issues pertaining to financial products and services in the United States. The primary focus of the CFPB is on banks, but it also has authority over non-bank servicing agencies such as debt collection companies. The CFPB has the authority to conduct compliance examinations of any company within its jurisdiction and may bring enforcement actions when necessary to enforce consumer protection statutes. The CFPB is also authorized to promulgate regulations under consumer protection statutes that may impact the Company. Any failure to comply with any current or future laws applicable to us could limit our ability to collect on our clients’ charged-off consumer receivable portfolios, which could adversely affect our business, results of operations and financial condition.

In addition, the FCC recently adopted rules revising the manner in which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic, as well as intercarrier compensation between wireline carriers and wireless providers. The rules adopted by the FCC provide for a multi-year transition to a national uniform terminating charge of zero, which is known as “bill-and-keep”. Carriers were required to cap all current rate elements as of December 29, 2011 and to begin reducing their termination and transport rates in annual steps, culminating with a bill-and-keep system by July 2018. In a Further Notice, the FCC is considering changes to rates charged for origination of toll-free traffic, which is a major type of traffic carried by West’s subsidiary, HyperCube. These rules are currently being challenged by several states, industry groups and telecommunications carriers, and there are other initiatives by state regulators to address, and possibly reduce, intrastate access rates. We are unable to predict the outcome of these rulemaking efforts, and any resulting regulations could limit our ability to determine how we charge for our services and have an adverse effect on our profitability.

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

As of December 31, 2013, the amount of cash and cash equivalents held by our foreign subsidiaries was $93.2 million. From time to time we may seek to repatriate funds held by these subsidiaries, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

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

If we are unable to integrate or achieve the objectives of our acquisitions, our overall business may suffer.

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

•

the potential need to implement or remediate controls, procedures and policies appropriate for a larger company at businesses that, prior to the acquisition, lacked these controls, procedures and policies;

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

As of December 31, 2013, we had goodwill and intangible assets, net of accumulated amortization, of approximately $1.8 billion and $231.4 million, respectively. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.” Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have an adverse effect on our business, results of operations and financial condition.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

At December 31, 2013, our aggregate long-term indebtedness, including the current portion, was $3,525.3 million. In 2013, our consolidated interest expense, the call premium on the subordinated debt call premium and accelerated amortization of deferred financing costs was approximately $256.0 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to fund our other liquidity needs.

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

We had a negative net worth as of December 31, 2013, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of December 31, 2013, we had a negative net worth of $740.2 million. Our negative net worth primarily resulted from the incurrence of indebtedness to finance our Recapitalization in 2006. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our debt agreements, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. At December 31, 2013, under the terms of our debt agreements, we would be permitted to incur up to approximately $389.7 million of additional tranches of term loans or increases to the revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we face could increase.

The price of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•	unfavorable commentary or downgrades of our stock by equity research analysts;

•	fluctuations in the stock prices of our peer companies or in stock markets in general; and

•	general economic or political conditions.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price and its trading volume could decline.

The market price of our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price of our common stock or its trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or if our operating results or prospects do not meet their expectations, the market price of our common stock could decline.

We may not generate sufficient cash flows or have sufficient restricted payment capacity under our senior secured credit facilities or the indentures governing our outstanding notes to pay our intended dividends on the common stock.

Subject to legally available funds, we intend to pay quarterly cash dividends. We will only be able to pay dividends from our available cash on hand and funds generated by us and our subsidiaries. Our ability to pay dividends to our stockholders will be subject to the terms of our senior secured credit facilities and the indentures governing the outstanding notes. Our operating cash flow and ability to comply with restricted payments covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our Board of Directors may never declare a dividend, decrease the level of dividends or entirely discontinue the payment of dividends. Your decision whether to purchase shares of our common stock should allow for the possibility that no dividends will be paid. You may not receive any dividends as a result of the following additional factors, among others:

•	we are not legally or contractually required to pay dividends;

•

while we currently intend to pay a regular quarterly dividend, the actual amount of dividends distributed and the decision to make any distribution is entirely at the discretion of our Board of Directors and future dividends with respect to shares of our capital stock, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provisions of applicable law and other factors that our Board of Directors may deem relevant;

•	the amount of dividends distributed is and will be subject to contractual restrictions under the restricted payments covenants contained in:

•	the indentures governing our outstanding notes,

•	the terms of our senior secured credit facilities, and

•	the terms of any other outstanding indebtedness we may incur; and

•	the amount of dividends distributed is subject to state law restrictions.

As a result of the foregoing limitations on our ability to make distributions, we cannot assure you that we will be able to make all of our intended quarterly dividend payments.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt that our stockholders may find beneficial.

Our amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

•	establishing a classified Board of Directors so that not all members of our Board are elected at one time;

•	providing that directors may be removed by stockholders only for cause;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•

limiting our ability to engage in certain business combinations with any “interested stockholder” (other than the Sponsors, Gary and Mary West, their affiliates and certain transferees) for a three-year period following the time that the stockholder became an interested stockholder;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors; and

•	limiting the determination of the number of directors on our Board of Directors and the filling of vacancies or newly created seats on the Board to our Board of Directors then in office.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law. Any provision of our amended and restated certificate of incorporation or second amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our principal stockholders possess significant influence over us. Their interests may not coincide with other stockholders and they may make decisions with which other stockholders may disagree.

Entities controlled by Gary L. West and Mary E. West, the Gary and Mary West Health Institute and investment funds associated with the Sponsors own, in the aggregate, approximately 70.4% of our outstanding common stock. Under our amended and restated stockholder agreement with our Sponsors and entities controlled with our Founders, our Sponsors can designate up to five directors, in the aggregate, to our Board of Directors, subject to ownership of our common stock above certain thresholds. Because our Chief Executive Officer will be appointed, and may be terminated, by our Board of Directors, our Sponsors will effectively have the ability to select our Chief Executive Officer through the designation of directors, subject to ownership of our common stock above a certain threshold. As a result, these stockholders, acting individually or together, could control substantially all matters requiring stockholder approval, including the election of most directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which other stockholders may disagree. Because investment funds associated with the Sponsors have agreed to act together on certain matters, including with respect to the election of directors, and own more than 52% of our voting power, we are considered a “controlled company” under the Nasdaq Marketplace Rules. We currently avail ourselves of the “controlled company” exception under the Nasdaq Marketplace Rules. As such, we are exempt from certain of the corporate governance requirements under the Nasdaq Marketplace Rules, including the requirements that a majority of our Board of Directors consist of independent directors, that we have a nominating and corporate governance committee that is composed entirely of independent directors and that we have a compensation committee that is composed entirely of independent directors. As a result, for so long as we are a controlled company, stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the Nasdaq Marketplace Rules.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our amended and restated certificate of incorporation provides that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be from time to time presented to the Sponsors or any of their officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries (other than West and its subsidiaries) and that may be a business opportunity for such Sponsor, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so, and no such person shall be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that such person, acting in good faith, pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, any such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer. None of the Sponsors shall have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

These provisions apply subject only to certain ownership requirements of the Sponsors and other conditions. For example, our Sponsors may become aware, from time to time, of certain business opportunities, such as acquisition opportunities or ideas for product line expansions, and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to the Sponsors could adversely impact our business or prospects if attractive business opportunities are procured by the Sponsors for their own benefit rather than for ours.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters facility in Omaha, Nebraska. We also own two other facilities in Omaha, Nebraska used for administrative activities. Our principal operating locations are noted below.

Operating Segment	Owned / Leased	Principal Activities	Number of States in Which Properties are Located	Number of Foreign Countries in Which Properties are Located
Unified Communications	Owned	Administration	3	—

Unified Communications	Owned	Production	1	—

Unified Communications	Leased	Administration / Sales	18	22

Unified Communications	Leased	Production	2	2

Communication Services	Owned	Administration	1	—

Communication Services	Owned	Production	3	—

Communication Services	Leased	Administration	6	1

Communication Services	Leased	Production	17	3

Unified Communications has locations in Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, South Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Sweden and the United Kingdom. Communication Services locations in foreign countries include Australia, Canada, Jamaica, Mexico and the Philippines.

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

Our common stock began trading on the NASDAQ Global Select Market under the ticker symbol “WSTC” following our initial public offering (“IPO”) on March 22, 2013. The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock since our IPO for the four quarters during 2013. Subject to legally available funds, we intend to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant. In addition our ability to pay dividends are subject to applicable law, our senior secured credit facilities and the indentures governing our senior notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Covenants” and the risk factors related to our ability to pay future dividends in “Risk Factors.”

2013:	High	Low	Dividend Per Share
First Quarter	$19.34	$18.38	$0.00
Second Quarter	$24.15	$19.08	$0.225
Third Quarter	$33.51	$21.16	$0.225
Fourth Quarter	$26.39	$21.28	$0.225

The number of shareholders of record of our common stock as of February 13, 2014 was 64.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

During 2013, 63,773 shares of our common stock were distributed from the West Corporation Deferred Compensation Plan and 17,338 shares of our common stock were issued as a result of stock option exercises (completed prior to our IPO) for an aggregate consideration of $41,000. The shares of common stock issued upon exercise of options or from the West Corporation Deferred Compensation Plan, referenced in the foregoing, were issued pursuant to written compensatory plans or arrangements in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 North American Technology Services Index since our IPO. The line graph assumes the investment of $100 in our common stock, the Standard & Poor’s Information Technology Index, and the Standard & Poor’s 500 Index on March 22, 2013 and assumes reinvestment of all dividends.

	West Corporation	S&P 500	S&P 500 North American Technology Services
March 22, 2013	$100.00	$100.00	$100.00
March 31, 2013	$101.75	$103.75	$102.57
April 30, 2013	$111.35	$105.75	$102.87
May 31, 2013	$122.70	$108.22	$106.12
June 30, 2013	$118.63	$106.77	$103.75
July 31, 2013	$117.66	$112.20	$110.19
August 31, 2013	$118.29	$108.95	$109.31
September 30, 2013	$119.92	$112.37	$115.45
October 31, 2013	$119.10	$117.54	$118.50
November 30, 2013	$125.80	$121.12	$123.80
December 31, 2013	$140.44	$124.18	$130.52

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected historical consolidated financial data for each of the last five years. The selected consolidated historical operations statement and balance sheet data have been derived from our historical consolidated financial statements. Our consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands except per share amounts)
Operations Statement Data:
Revenue	$2,685,855	$2,638,024	$2,491,325	$2,388,211	$2,375,748
Cost of services	1,260,579	1,224,459	1,113,289	1,057,008	1,067,777
Selling, general and administrative expenses (“SG&A”)	945,062	935,390	909,908	911,022	907,358

Operating income	480,214	478,175	468,128	420,181	400,613
Interest expense	(232,935)	(269,236)	(269,863)	(252,724)	(254,103)
Refinancing expense	(23,105)	(2,715)	—	(52,804)	—
Other income, net	2,587	1,385	6,262	6,127	1,326

Income before income tax expense	226,761	207,609	204,527	120,780	147,836
Income tax expense	83,559	82,068	77,034	60,476	56,862

Net income	143,202	125,541	127,493	60,304	90,974
Less net income—noncontrolling interest	—	—	—	—	2,745

Net income—West Corporation	$143,202	$125,541	$127,493	$60,304	$88,229

Earnings (loss) per common share:
Basic Class L			$17.18	$17.07	$17.45
Diluted Class L			$16.48	$16.37	$16.67
Basic Common	$1.82	$2.04	$(4.01)	$(10.00)	$(7.84)
Diluted Common	$1.78	$1.98	$(4.01)	$(10.00)	$(7.84)
Selected Operating Data:
Net cash flows from operating activities	$384,087	$318,916	$348,187	$312,829	$272,857
Net cash flows from investing activities	$(135,508)	$(201,622)	$(329,441)	$(137,896)	$(112,615)
Net cash flows from financing activities	$(196,828)	$(33,130)	$(23,180)	$(133,651)	$(271,844)
Operating margin (1)	17.9%	18.1%	18.8%	17.6%	16.9%
Net income margin (2)	5.3%	4.8%	5.1%	2.5%	3.7%

(1)	Operating margin represents operating income as a percentage of revenue.
(2)	Net income margin represents net income—West Corporation as a percentage of revenue.

	As of December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Balance Sheet Data:
Working capital	$363,928	$303,424	$203,486	$213,465	$175,007
Property and equipment, net	364,765	364,896	350,855	341,366	333,267
Total assets	3,486,264	3,448,153	3,227,518	3,005,250	3,045,262
Total debt (3)	3,525,347	4,017,656	3,516,365	3,533,566	3,633,243
Class L common stock	—	—	—	1,504,445	1,332,721
Stockholders’ deficit	(740,172)	(1,249,686)	(896,413)	(2,543,500)	(2,424,465)

Other Financial Data:
Capital Expenditures	$127,705	$128,429	$120,122	$122,049	$122,668
Cash dividends declared (4)	56,459	511,041	—	—	—

(3)	Debt excludes portfolio notes payable in 2009.
(4)	Cash dividends declared in 2013 and 2012 were $0.675 per share and $8.00 per share, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2013, we managed over 58 billion telephony minutes and approximately 148 million conference calls, facilitated over 290 million 9-1-1 calls, and delivered over 1.4 billion notification calls and data messages. With approximately 748,000 telephony ports to handle conference calls, alerts and notifications and customer service at December 31, 2013, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 445,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent-based service offerings to our diverse client base.

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

Key Drivers Affecting Our Financial Position and Results of Operations

Factors Related to Our Indebtedness. On each of February 20, 2013 and January 24, 2014, West, certain domestic subsidiaries of West, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”) and Amendment No. 4 to Amended and Restated Credit Agreement (“Fourth Amendment”), respectively, in each case, amending our Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, the Third Amendment and the Fourth Amendment, the “Amended Credit Agreement”).

The Third Amendment provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018, and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions, which conditions were satisfied effective as of April 30, 2013 and continued to apply as of December 31, 2013. As of December 31, 2013, we had outstanding the following senior secured term loans:

•

Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans; and

•

Term loans in an aggregate principal amount of approximately $312.1 million (the “2016 Maturity Term Loans”; and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.25%, for LIBOR rate loans, and 1.25%, for base rate loans.

The Third Amendment also provided for interest rate floors applicable to the Term Loans. The interest rate floors as of December 31, 2013 were 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans.

The Fourth Amendment provided for a further reduction in the applicable margins and interest rate floors of all Term Loans. As of January 24, 2014, the interest rate margins applicable to the 2018 Maturity Term Loans are 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans are 2.0% for LIBOR rate loans and 1.0% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors effective January 24, 2014 are 0.75% for LIBOR rate loans and 1.75% for base rate loans.

On March 27, 2013, we completed an IPO of 21,275,000 shares of our common stock, par value $0.001 per share, registered pursuant to a Registration Statement on Form S-1 (File No. 333-162292). Proceeds received from the IPO, net of the underwriting discount were $401.0 million. We paid $25.0 million in Sponsor management fees to an investor group led by Thomas H. Lee Partners, L.P. and Quadrangle Group LLC (the “Sponsors”) pursuant to that certain management agreement, dated October 24, 2006, and that certain management letter agreement, dated March 8, 2013. The management agreement terminated in accordance with its terms immediately prior to completion of the IPO.

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

Evolution into a Predominately Platform-based Solutions Business. We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 73% for 2013 and our operating income from platform-based services has grown from 53% of total operating income to 92% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent-based or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent-based services and as a result will continue to increase as a percentage of our total revenue. However, many of our customers require an integrated service offering that incorporates both agent-based and platform-based services – for example, an automated voice response system with the option for the client’s customer to speak to an agent. Accordingly, we expect agent-based services will continue to represent a meaningful portion of our service offerings for the foreseeable future.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily thru organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders. Since 2005, we have invested approximately $2.0 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability. In 2013, $20.9 million of our revenue growth was attributable to the acquisition of HyperCube completed in March of 2012.

Key Factors Related to Cash Flows

Our expectation is to return some portion of our cash flow to shareholders each year through a regular quarterly dividend. We expect to use the remaining cash flow to reduce leverage and fund acquisitions to accelerate growth.

Interest expense for 2013 was $232.9 million. Had the lower debt balances and lower interest rates applicable following our IPO been in effect at January 1, 2013, interest expense would have been $24.7 million lower than the reported amount. On April 26, 2013, we redeemed the entire outstanding $450.0 million principal amount of our 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. The pricing of the Third Amendment and redemption of the 11% senior subordinated notes reduced our annual cash interest expense by approximately $97.0 million. Further, the Third Amendment extended the maturity of $1.1 billion of term loans to June 2018.

Overview of 2013 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2013. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, or for our consolidated financial statements and notes thereto included elsewhere in this annual report.

•	Our revenue increased $47.8 million, or 1.8% in 2013.

•	Our operating income increased $2.0 million, or 0.4%, in 2013 compared to operating income in 2012.

•

Our Adjusted EBITDA increased to $704.4 million in 2013, compared to $686.9 million in 2012, an increase of 2.6%. For information regarding the computation of Adjusted EBITDA, see “—Liquidity and Capital Resources—Adjusted EBITDA” below.

•	Our cash flows from operating activities were $384.1 million, an increase of $65.2 million, or 20.4%, during 2013 compared to cash flows from operating activities in 2012.

•

On February 20, 2013, we amended our Senior Secured Credit Facilities. The Third Amendment provided for a reduction in the applicable margins and interest rate floors of all term loans and extended the maturity of a portion of the term loans due July 2016 to June 2018. The applicable margins for each of the term loan tranches reflected a further step down of 0.50% based upon our initial public offering completed in March 2013 and maintaining a total leverage ratio less than or equal to 4.75:1.00, which conditions were satisfied effective as of April 30, 2013 and continued to apply as of December 31, 2013.

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

•

On each of May 16, 2013, August 22, 2013 and November 18, 2013 we paid a $0.225 per common share quarterly dividend. The dividend paid to shareholders of record as of the close of business on each of May 6, 2013, August 12, 2013 and November 8, 2013 was $18.8 million and the total payments were $56.5 million in the aggregate.

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

The following table sets forth our Consolidated Statements of Operations Data as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of services	46.9	46.4	44.7
Selling, general and administrative expenses (“SG&A”)	35.2	35.5	36.5

Operating income	17.9	18.1	18.8
Interest expense	8.7	10.2	10.8
Refinancing expense	0.9	0.1	—
Other income	0.1	0.1	0.2

Income before income tax expense	8.4	7.9	8.2
Income tax expense	3.1	3.1	3.1

Net income	5.3%	4.8%	5.1%

Years Ended December 31, 2013 and 2012

Revenue: Total revenue in 2013 increased $47.8 million, or 1.8%, to $2,685.9 million from $2,638.0 million in 2012. This increase included revenue of $20.9 million from the acquisition of HyperCube. The HyperCube acquisition closed on March 23, 2012. HyperCube’s results have been included in the Communication Services segment since that date. The remaining $26.9 million increase in revenue in 2013 was due to organic growth.

During the years ended December 31, 2013 and 2012, our largest 100 clients accounted for approximately 54% and 57% of total revenue, respectively. In 2013 and 2012, no client accounted for more than 10% of our aggregate revenue.

Revenue by segment:

	For the year ended December 31,
	2013	% of Total Revenue	2012	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$1,498,213	55.8%	$1,451,301	55.0%	$46,912	3.2%
Communication Services	1,223,855	45.6%	1,198,320	45.4%	25,535	2.1%
Intersegment eliminations	(36,213)	-1.4%	(11,597)	-0.4%	(24,616)	212.3%

Total	$2,685,855	100.0%	$2,638,024	100.0%	$47,831	1.8%

Unified Communications revenue in 2013 increased $46.9 million, or 3.2%, to $1,498.2 million from $1,451.3 million in 2012. The increase in revenue was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. The increase in revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 10.8% in 2013 over 2012, while the average rate per minute for reservationless services declined by approximately 7.4%.

During 2013, revenue in the APAC and EMEA regions grew to $470.4 million, an increase of 2.6% over 2012 primarily related to volume growth in EMEA.

Communication Services revenue in 2013 increased $25.5 million, or 2.1%, to $1,223.9 million from $1,198.3 million in 2012. The increase in revenue in 2013 included $20.9 million from the acquisition of HyperCube. Revenue from agent-based services in 2013 decreased $19.9 million compared with revenue for 2012. Revenue growth from automated services offered by the Communication Services segment, primarily Telephony / Interconnect services, offset the decline in revenues from agent-based services.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2013 increased $36.1 million, or 2.9%, to $1,260.6 million from $1,224.5 million in 2012. As a percentage of revenue, cost of services increased to 46.9% in 2013 from 46.4% in 2012.

Cost of Services by segment:

	For the year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$639,105	42.7%	$616,899	42.5%	$22,206	3.6%
Communication Services	655,380	53.6%	616,894	51.5%	38,486	6.2%
Intersegment eliminations	(33,906)	NM	(9,334)	NM	(24,572)	263.3%

Total	$1,260,579	46.9%	$1,224,459	46.4%	$36,120	2.9%

NM—Not Meaningful

Unified Communications cost of services in 2013 increased $22.2 million, or 3.6%, to $639.1 million from $616.9 million in 2012. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.7% in 2013 from 42.5% in 2012. The increase in cost of services as a percentage of revenue for 2013 is due primarily to changes in the product mix, geographic mix, and declines in the average rate per minute for reservationless services.

Communication Services cost of services in 2013 increased $38.5 million, or 6.2%, to $655.4 million from $616.9 million in 2012. The increase in cost of services in 2013 was the result of $12.6 million of incremental cost of services from the HyperCube acquisition and increased service volume primarily for telephony / interconnect services. As a percentage of revenue, Communication Services cost of services increased to 53.6% in 2013 from 51.5% in 2012. This increase in cost of services as a percentage of this segment’s revenue in 2013 is due primarily to reduced margins in agent-based services.

Selling, General and Administrative Expenses: SG&A expenses in 2013 increased $9.7 million, or 1.0%, to $945.1 million from $935.4 million for 2012. The increase in SG&A expenses in 2013, included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses. As a percentage of revenue, SG&A expenses improved to 35.2% in 2013 from 35.5% in 2012. In 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.0% impact on SG&A expenses as a percentage of revenue. In 2012, SG&A included $18.3 million of share based compensation expense for the modification of vesting criteria of certain stock options and dividend equivalents paid on notional shares in our deferred compensation plan in connection with the special cash dividend declared by our Board of Directors on August 15, 2012.

Selling, general and administrative expenses by segment:

	For the year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications	$472,672	31.5%	$449,836	31.0%	$22,836	5.1%
Communication Services	474,697	38.8%	487,818	40.7%	(13,121)	-2.7%
Intersegment eliminations	(2,307)	NM	(2,264)	NM	(43)	1.9%

Total	$945,062	35.2%	$935,390	35.5%	$9,672	1.0%

NM—Not meaningful

Unified Communications SG&A expenses in 2013 increased $22.8 million, or 5.1%, to $472.7 million from $449.8 million in 2012. As a percentage of this segment’s revenue, Unified Communications SG&A expenses increased to 31.5% in 2013 compared to 31.0% in 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses allocated to Unified Communications was $17.7 million, which had a 1.2% impact on SG&A expenses as a percentage of revenue for Unified Communications.

Communication Services SG&A expenses in 2013 decreased $13.1 million, or 2.7%, to $474.7 million from $487.8 million in 2012. During 2012, Communication Services recorded $10.9 million for site closure and severance expenses and asset impairment. Severance and site closure expenses in 2013 were $0.9 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 38.8% in 2013 from 40.7% in 2012. The Sponsor management fee, related termination of the management agreement and IPO related bonuses allocated to Communication Services was $10.3 million, which had a 0.8% impact on SG&A expenses as a percentage of revenue for Communication Services.

Operating Income: Operating income in 2013 increased $2.0 million, or 0.4%, to $480.2 million from $478.2 million in 2012. As a percentage of revenue, operating income decreased to 17.9% in 2013 from 18.1% in 2012.

Operating income by segment:

	For the year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$386,436	25.8%	$384,565	26.5%	$1,871	0.5%
Communication Services	93,778	7.7%	93,610	7.8%	168	0.2%

Total	$480,214	17.9%	$478,175	18.1%	$2,039	0.4%

Unified Communications operating income in 2013 increased $1.9 million, or 0.5%, to $386.4 million from $384.6 million in 2012. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 25.8% in 2013 from 26.5% in 2012 due to the factors discussed above for revenue, cost of services and SG&A expenses. In 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.2% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income in 2013 increased $0.2 million, or 0.2%, to $93.8 million from $93.6 million in 2012. As a percentage of revenue, Communication Services operating income decreased to 7.7% in 2013 from 7.8% in 2012 due to the factors discussed above for revenue, cost of services and SG&A expenses. In 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 0.8% impact on operating income as a percentage of revenue for Communication Services.

Other Income (Expense): Other income (expense) in 2013 includes interest expense from borrowings under credit facilities and outstanding notes, the $16.5 million call premium and $6.6 million accelerated amortization of deferred financing costs on the redemption of our 11% senior subordinated notes, the $4.0 million aggregate foreign exchange loss on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other expense in 2013 was $253.5 million compared to $270.6 million in 2012. Interest expense, inclusive of the subordinated notes call premium and accelerated amortization of deferred financing costs in 2013 was $256.0 million compared to $272.0 million in 2012.

During 2013, we recognized a $4.0 million loss on foreign currency transactions denominated in currencies other than the functional currency compared to a $1.6 million loss on foreign currencies in 2012. During 2013 and 2012 we recognized a $6.2 million gain and $3.3 million gain in marking the investments in our non-qualified retirement plans to market, respectively. This mark-to-market gain recognized in other income is offset by additional compensation expense recorded in SG&A expense.

Net Income: Our net income in 2013 increased $17.7 million, or 14.1%, to $143.2 million from $125.5 million in 2012. The increase in net income was driven primarily by $36.3 million lower interest expense, $2.0 higher operating income, $1.2 million higher non-operating income and a lower effective tax rate. In 2013, the Sponsor management fee, related termination of the management agreement, IPO related bonuses, subordinated notes call premium and accelerated interest expense for the deferred financing costs associated with the senior subordinated notes had a $31.7 million negative impact on net income. Net income includes a provision for income tax expense at an effective rate of approximately 36.8% for 2013, compared to an effective tax rate of approximately 39.5% in 2012.

Earnings per common share: Earnings per common share-basic for 2013 and 2012 were $1.82 and $2.04, respectively. Earnings per common share-diluted for 2013 and 2012 were $1.78 and $1.98, respectively. The reduction in earnings per share was driven by the 21,275,000 additional shares issued and outstanding as a result of our IPO completed on March 27, 2013.

Years Ended December 31, 2012 and 2011

Revenue: Total revenue in 2012 increased $146.7 million, or 5.9%, to $2,638.0 million from $2,491.3 million in 2011. This increase included revenue of $96.2 million from acquired entities. The acquisitions which comprise this increase were Twenty First Century Communications, Inc., Preferred One Stop Technologies Limited, Unisfair, Inc., WIPC, Contact One, Inc. (“Contact One”), PivotPoint Solutions, LLC (“PivotPoint”) and HyperCube. These acquisitions closed on February 1, 2011, February 1, 2011, March 1, 2011, June 3, 2011, June 7, 2011, August 10, 2011 and March 23, 2012, respectively. Results from PivotPoint, Contact One and HyperCube have been included in the Communication Services segment since their respective acquisition dates. All of the other acquisitions, noted above, have been included in the Unified Communications segment since their respective acquisition dates.

During the years ended December 31, 2012 and 2011, our largest 100 clients represented approximately 57% and 55% of total revenue, respectively. In 2012, no client accounted for more than 10% of our aggregate revenue. In 2011, the aggregate revenue from our largest client, AT&T, as a percentage of our total revenue was approximately 10%.

Revenue by segment:

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

During 2012, revenue in the APAC and EMEA regions grew to $458.5 million, an increase of 4.0% over 2011 primarily related to volume growth in APAC. Using the same foreign currency rates in effect during 2011, revenue in APAC and EMEA increased 6.4% in 2012.

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

Cost of Services by segment:

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

Communication Services cost of services in 2012 increased $53.1 million, or 9.4%, to $616.9 million from $563.8 million in 2011. The increase in cost of services included $39.4 million of additional costs from acquired entities. The remaining $13.7 million increase was primarily driven by increased service volume. As a percentage of revenue, Communication Services cost of services increased to 51.5% in 2012 from 49.6% in 2011. The increase in cost of services as a percentage of revenue in 2012 was the result of additional costs from acquired entities and a higher mix of agent-based services.

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

Selling, general and administrative expenses by segment:

	For the year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications	$449,836	31.0%	$442,539	32.4%	$7,297	1.6%
Communication Services	487,818	40.7%	469,167	41.2%	18,651	4.0%
Intersegment eliminations	(2,264)	NM	(1,798)	NM	(466)	25.9%

Total	$935,390	35.5%	$909,908	36.5%	$25,482	2.8%

NM—Not meaningful

Unified Communications SG&A expenses in 2012 increased $7.3 million, or 1.6%, to $449.8 million from $442.5 million in 2011. The $7.3 million increase in SG&A expenses in 2012 reflected an improvement in our

SG&A expense margin, which included an adjustment to an earn-out provision of $7.9 million, that was partially offset by $5.8 million of additional SG&A expenses from acquired entities. As a result of these changes, our Unified Communications SG&A expenses as a percentage of this segments’ revenue in 2012 improved to 31.0% from 32.4% in 2011.

Communication Services SG&A expenses in 2012 increased $18.7 million, or 4.0%, to $487.8 million from $469.2 million in 2011. This increase in SG&A expense reflects an improvement in SG&A margin of $16.8 million that was offset by $6.8 million for site closure and severance expense and $4.1 million in asset impairments. During 2012, SG&A expenses from acquired entities were $24.6 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 40.7% in 2012 from 41.2% in 2011.

Operating Income: Operating income in 2012 increased $10.0 million, or 2.1%, to $478.2 million from $468.1 million in 2011. As a percentage of revenue, operating income decreased to 18.1% in 2012 from 18.8% in 2011.

Operating income by segment:

	For the year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$384,565	26.5%	$363,226	26.6%	$21,339	5.9%
Communication Services	93,610	7.8%	104,902	9.2%	(11,292)	-10.8%

Total	$478,175	18.1%	$468,128	18.8%	$10,047	2.1%

Unified Communications operating income in 2012 increased $21.3 million, or 5.9%, to $384.6 million from $363.2 million in 2011. The $21.3 million increase was primarily due to organic growth and an adjustment to an earn-out provision of $7.9 million. As a percentage of this segment’s revenue, Unified Communications operating income declined to 26.5% in 2012 from 26.6% in 2011 due to the factors discussed above for revenue, cost of services and SG&A expenses.

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

Earnings (Loss) per common share: Earnings (loss) per common share-basic for 2012 and 2011 were $2.04 and $(4.01), respectively. Earnings per common share-diluted for 2012 and 2011 were $1.98 and $(4.01), respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through net cash flows from operations supplemented by borrowings under our senior secured credit and asset securitization facilities.

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

Year Ended December 31, 2013 compared to 2012

The following table summarizes our net cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2013	2012	Change	% Change
Net cash flows from operating activities	$384,087	$318,916	$65,171	20.4%
Net cash flows used in investing activities	$(135,508)	$(201,622)	$66,114	-32.8%
Net cash flows used in financing activities	$(196,828)	$(33,130)	$(163,698)	494.1%

Net cash flows from operating activities in 2013 increased $65.2 million, or 20.4%, to $384.1 million compared to net cash flows from operating activities of $318.9 million in 2012. The increase in net cash flows from operating activities is primarily due to the increase in net income and improvements in our working capital, primarily the timing of interest payments and collection of accounts receivable. These improvements in working capital were partially offset by the timing of payments to vendors.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 60 days at December 31, 2013. Throughout 2013, DSO ranged from 60 to 63 days. At December 31, 2012, DSO was 60 days and ranged from 60 to 65 days during 2012.

Net cash flows used in investing activities in 2013 decreased $66.1 million, or 32.8%, to $135.5 million compared to net cash flows used in investing activities of $201.6 million in 2012. In 2013, business acquisition investing was $77.3 million less than in 2012, as no acquisitions were completed in 2013. During the year ended December 31, 2013, cash used for capital expenditures was $128.4 million compared to $125.5 million during 2012.

Net cash flows used in financing activities in 2013 increased $163.7 million to $196.8 million compared to net cash flows used in financing activities of $33.1 million for 2012. During 2013, net proceeds from our IPO net of related offering costs were $398.1 million. During 2013, we redeemed $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. Dividends paid in 2013 were $56.7 million. During 2013, deferred financing and other debt related costs of $30.8 million were paid in connection with the Third Amendment on February 20, 2013. Principal repayments on long-term obligations made during 2013 were $42.3 million compared to $20.3 million during 2012.

As of December 31, 2013, the amount of cash and cash equivalents held by our foreign subsidiaries was $93.2 million. We have also accrued U.S. taxes on $250.5 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate equal to approximately $18.8 million per quarter (or an annual rate of approximately $75.3 million). Based on approximately 83.7 million shares of common stock outstanding, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On January 30, 2014, we announced a $0.225 per common share quarterly dividend. The dividend is payable February 20, 2014, to shareholders of record as of the close of business on February 10, 2014.

Given our current levels of cash on hand, anticipated cash flow from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Year Ended December 31, 2012 compared to 2011

The following table summarizes our net cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2012	2011	Change	% Change
Net cash flows from operating activities	$318,916	$348,187	$(29,271)	-8.4%
Net cash flows used in investing activities	$(201,622)	$(329,441)	$127,819	-38.8%
Net cash flows used in financing activities	$(33,130)	$(23,180)	$(9,950)	42.9%

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

Net cash flows used in investing activities in 2012 decreased $127.8 million, or 38.8%, to $201.6 million compared to net cash flows used in investing activities of $329.4 million in 2011. In 2012, business acquisition investing was $134.4 million less than in 2011 due to fewer acquisitions. During the year ended December 31, 2012, cash used for capital expenditures was $125.5 million compared to $117.9 million during 2011, an increase of $7.6 million.

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

Senior Secured Term Loan Facility.

On February 20, 2013, we modified our Senior Secured Credit Facilities by entering into the Third Amendment. The Senior Secured Credit Facilities, as modified by the Third Amendment, provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018 and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions, which conditions were satisfied effective as of April 30, 2013 and continued to apply as of December 31, 2013. As of December 31, 2013, we had outstanding the following senior secured term loans:

•

2018 Maturity Term Loans in an aggregate principal amount of approximately $2.1 billion. The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans; and

•

2016 Maturity Term Loans in an aggregate principal amount of approximately $312.1 million. The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.25%, for LIBOR rate loans, and 1.25%, for base rate loans.

The Third Amendment also provided for interest rate floors applicable to the Term Loans. The interest rate floors at December 31, 2013 were 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans.

In connection with the Third Amendment, we incurred refinancing expenses of approximately $24.2 million for the soft-call premium paid to holders of term loans outstanding prior to the effectiveness of the Third Amendment and $6.2 million for other fees and expenses. These costs were capitalized as deferred financing costs and will be amortized over the life of the Senior Secured Credit Facilities, as amended by the Third Amendment.

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into the Fourth Amendment. The Fourth Amendment provided for a further reduction in the applicable margins and interest rate floors of all Term Loans. As of January 24, 2014, the interest rate margins applicable to the 2018 Maturity Term Loans are 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans are 2.0% for LIBOR rate loans and 1.0% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors effective January 24, 2014 are 0.75% for LIBOR rate loans and 1.75% for base rate loans. The Fourth Amendment also includes a soft call option applicable to the Term Loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that, on or prior to the six-month anniversary of the effective date of the Fourth Amendment, West or its subsidiary borrowers enter into certain repricing transactions.

In connection with the Fourth Amendment, the Company incurred refinancing expenses of approximately $5.6 million of fees and expenses which will be amortized into interest expense over the remaining life of the Senior Secured Credit Facilities.

Our Senior Secured Credit Facilities bear interest at variable rates. The amended and restated senior secured term loan facility, after giving effect to the Third Amendment, requires annual principal payments of approximately $23.8 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,980.7 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the term loans under the Senior Secured Credit Facilities for 2013 and 2012 were 4.85% and 5.76%, respectively.

Senior Secured Revolving Credit Facility.

Our senior secured revolving credit facility provide senior secured financing of up to $201 million and matures on January 15, 2016. The senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 2.75% at December 31, 2013), and the margin ranges from 1.75% to 2.50% for base rate loans (base rate plus 1.75% at December 31, 2013). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The senior secured revolving credit facility was undrawn for the year ended December 31, 2013, and was undrawn at December 31, 2012. The average daily outstanding balance of the senior secured revolving credit facility during 2012 was $1.3 million. The highest balance outstanding on the senior secured revolving credit facility during 2012 was $19.9 million.

Subsequent to December 31, 2013, we may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $389.7 million, including the aggregate amount of $158.7 million of principal payments previously made in respect of the term loan facility. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2016 Senior Subordinated Notes

On April 26, 2013 we redeemed the entire outstanding $450.0 million principal amount of our 11% Senior Subordinated Notes. The redemption price was 103.667% of the principal amount of the Senior Subordinated Notes. In addition, we paid accrued and unpaid interest on the redeemed Senior Subordinated Notes up to, but not including, the Redemption Date. Following this redemption, none of the Senior Subordinated Notes remained outstanding. We recorded the $16.5 million subordinated debt call premium in other non-operating expense. Upon completion of the redemption, we recorded other non-operating expense of $6.6 million for the remaining amortization of the balance of deferred financing costs associated with the Senior Subordinated Notes.

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

Amended and Extended Asset Securitization

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and the term of the facility was extended to June 30, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At December 31, 2013 and 2012, this facility was undrawn. The highest balance outstanding during 2013 and 2012 was $50.0 million and $39.0 million, respectively.

Debt Covenants

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in the Amended Credit Agreement) may not exceed 6.50 to 1.0 at December 31, 2013, and the interest coverage ratio of Adjusted EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 6.00 to 1.0 as of December 31, 2015). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2013. We believe that for the foreseeable future we will continue to be in compliance with our financial covenants. The Senior Secured Credit Facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business.

The Senior Secured Credit Facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain of our subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Senior Secured Credit Facilities will materially impair our financial condition and operating performance.

2018 Senior Notes and 2019 Senior Notes—The indentures governing the 2018 Senior Notes and the 2019 Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at December 31, 2013.

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

Adjusted EBITDA—The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity and performance, we use “Adjusted EBITDA” and “Covenant Adjusted EBITDA”. We define Adjusted EBITDA as earnings before interest expense, share-based compensation, taxes, depreciation and amortization and transaction costs. We define Covenant Adjusted EBITDA as Adjusted EBITDA plus post-acquisition synergies, site closures and other impairments, other non-cash reserves, certain litigation settlement costs, noncontrolling interest, and excluding unrestricted subsidiaries. EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). Although we use Adjusted EBITDA and Covenant Adjusted EBITDA as measures of our liquidity, the use of Adjusted EBITDA and Covenant Adjusted EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business and for Covenant Adjusted EBITDA includes adjustments for synergies that have not been realized. In addition, as disclosed below, certain adjustments included in our calculation of Covenant Adjusted EBITDA are based on management’s estimates and do not reflect actual results. For example, post-acquisition synergies included in Covenant Adjusted EBITDA are determined in accordance with our Senior Secured Credit Facilities and indentures governing our outstanding notes, which provide for an adjustment to EBITDA, subject to certain specified limitations, for reasonably identifiable and factually supportable cost savings projected by us in good faith to be realized as a result of actions taken following an acquisition. EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA and Covenant Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Covenant Adjusted EBITDA is presented here as we understand investors use them as measures of our historical ability to service debt and compliance with covenants in our senior credit facilities. Set forth below is a reconciliation of EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA to cash flow from operations and net income.

	For the year ended December 31,
(amounts in thousands)	2013	2012	2011	2010	2009
Cash flows from operating activities	$384,087	$318,916	$348,187	$312,829	$272,857
Income tax expense	83,559	82,068	77,034	60,476	56,862
Deferred income tax (expense) benefit	2,525	(1,318)	(23,716)	(20,837)	(28,274)
Interest expense and other financing charges	257,696	273,117	272,383	305,528	254,103
Allowance for impairment of purchased accounts receivable	—	—	—	—	(25,464)
Impairments	—	(3,715)	—	(37,675)	—
Provision for share-based compensation	(10,555)	(25,849)	(23,341)	(4,233)	(3,840)
Amortization of debt acquisition costs	(24,849)	(17,321)	(13,449)	(35,263)	(16,416)
Other	(99)	432	(232)	(652)	(375)
Changes in operating assets and liabilities, net of business acquisitions	(27,623)	36,818	11,952	16,466	80,833

EBITDA	664,741	663,148	648,818	596,639	590,286

Provision for share-based compensation (a)	10,555	25,849	23,341	4,233	3,840
Sponsor management/termination fee and IPO bonus	27,975	4,123	4,085	4,189	4,174
M&A and acquisition related costs	1,172	1,652	8,723	846	133
Acquisition earnout reversal	—	(7,887)	—	—	—

Adjusted EBITDA	704,443	686,885	684,967	605,907	598,433

Acquisition synergies and transaction costs (b)	2,865	9,701	1,506	—	13,696
Non-cash portfolio impairments (c)	—	—	—	—	25,464
Site closures and other impairments (d)	1,547	12,245	2,233	44,040	6,976
Non-cash foreign currency loss (gain) (e)	3,970	1,581	(6,454)	1,199	(229)
Litigation settlement costs (f)	—	2,663	(895)	3,504	3,601

Covenant Adjusted EBITDA (g)	$712,825	$713,075	$681,357	$654,650	$647,941

Covenant Adjusted EBITDA Margin (h)	26.5%	27.0%	27.3%	27.4%	27.3%
Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (i)	$3,295,306	$3,838,545	$3,422,583	$3,436,761	$3,577,291
Ratio of total debt to Covenant Adjusted EBITDA (j)	4.6x	5.3x	5.0x	5.3x	5.5x
Cash interest expense (k)	$212,713	$252,783	$258,064	$237,965	$243,401
Ratio of Covenant Adjusted EBITDA to cash interest expense (l)	3.4x	2.9x	2.7x	2.8x	2.7x

(a)	Represents total share-based compensation expense determined at fair value.
(b)	Represents, unrealized synergies for acquisitions, consisting primarily of headcount reductions and telephony-related savings. Amounts shown are permitted to be added to “EBITDA” for purposes of calculating our compliance with certain covenants under our credit facility and the indentures governing our outstanding notes.
(c)	Represents non-cash portfolio receivable allowances.
(d)	Represents site closures, severance, goodwill and other asset impairments.
(e)	Represents the unrealized loss (gain) on foreign denominated debt and the loss (gain) on transactions with affiliates denominated in foreign currencies.
(f)	Litigation settlements, net of estimated insurance proceeds, and related legal costs.
(g)	Covenant Adjusted EBITDA does not include pro forma adjustments for acquired entities of $5.5 million in 2012, $3.9 in 2011, $(0.1) million in 2010 and $2.0 million in 2009 as permitted in our debt covenants.
(h)	Covenant Adjusted EBITDA margin represents Covenant Adjusted EBITDA as a percentage of revenue.
(i)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations reduced by cash and cash equivalents.

(j)	Total debt excludes portfolio notes payable, but includes other indebtedness of capital lease obligations reduced by cash and cash equivalents. For purposes of calculating our Ratio of Total Debt to Covenant Adjusted EBITDA, Covenant Adjusted EBITDA includes pro forma adjustments for acquired entities of $5.5 million in 2012, $3.9 million in 2011, $(0.1) million in 2010 and $2.0 million in 2009 as is permitted in our debt covenants.
(k)	Cash interest expense, as defined in our credit facility covenants, represents interest expense paid less amortization of capitalized financing costs and non-cash loss on hedge agreements expensed as interest under the senior secured term loan facility, senior secured revolving credit facility, senior notes and senior subordinated notes.
(l)	The ratio of Covenant Adjusted EBITDA to cash interest expense is calculated using twelve-month cash interest expense. Covenant Adjusted EBITDA includes pro forma adjustments for acquired entities of $5.5 million in 2012, $3.9 million in 2011, $(0.1) million in 2010 and $2.0 million in 2009 as is permitted in the debt covenants.

	For the year ended December 31,
(amounts in thousands)	2013	2012	2011	2010	2009
Net Income	$143,202	$125,541	$127,493	$60,304	$90,974
Interest expense and other financing charges	257,696	273,117	272,383	305,528	254,103
Depreciation and amortization	180,284	182,422	171,908	170,331	188,347
Income tax expense	83,559	82,068	77,034	60,476	56,862

EBITDA	$664,741	$663,148	$648,818	$596,639	$590,286

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

The following table summarizes our contractual obligations at December 31, 2013 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2016	$312,097	$1,561	$310,536	$—	$—
Senior Secured Term Loan Facility, due 2018	2,063,250	10,316	41,264	2,011,670	—
8 5/8% Senior Notes, due 2018	500,000	—	—	500,000	—
7 7/8% Senior Notes, due 2019	650,000	—	—	—	650,000
Interest payments on fixed rate debt	489,200	94,313	188,626	197,730	8,531
Estimated interest payments on variable rate debt (1)	375,226	82,090	154,638	138,498	—
Operating leases	139,682	35,712	41,728	17,589	44,653
Contractual minimums under telephony agreements (2)	31,600	31,600	—	—	—
Purchase obligations (3)	70,750	61,404	9,346	—	—

Total contractual cash obligations	$4,631,805	$316,996	$746,138	$2,865,487	$703,184

(1)	Interest rate assumptions based on January 6, 2014 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2014. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At December 31, 2013, we had accrued $33.9 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $127.7 million for the year ended December 31, 2013, and were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $128.4 million for the year ended December 31, 2012. Capital expenditures for the year ended December 31, 2013 consisted primarily of computer and telephone equipment and software purchases. We currently estimate our capital expenditures for 2014 to be approximately $140.0 million to $160.0 million primarily for capacity expansion and upgrades at existing facilities.

Our senior secured term loan facility discussed above includes covenants which allow us the flexibility to issue additional indebtedness that is pari passu with or subordinated to our debt under our existing credit facilities in an aggregate principal amount not to exceed $389.7 million including the aggregate amount of principal payments made in respect of the senior secured term loan, incur capital lease indebtedness, finance acquisitions, construction, repair, replacement or improvement of fixed or capital assets, incur accounts receivable securitization indebtedness and non-recourse indebtedness; provided we are in pro forma compliance with our total leverage ratio and interest coverage ratio financial covenants. We or any of our affiliates may be required to guarantee any existing or additional credit facilities.

Off—Balance Sheet Arrangements

We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. Performance obligations of certain of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2014 and are renewed as required. The outstanding commitment on these obligations at December 31, 2013 was $9.1 million.

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

Revenue Recognition. Revenue for conferencing and event services are generally billed and revenue recognized on a per participant minute basis. Web services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period. IP-based services are generally billed and revenue recognized on a per seat basis and alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Automated call processing and agent-based services revenue is recognized in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages and client acceptance. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

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

Goodwill and Intangible Assets. Goodwill and intangible assets, net of accumulated amortization, at December 31, 2013 were $1.8 billion and $231.4 million, respectively. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2013, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the discounted cash flow methodology. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying-value of that goodwill. We were not required to perform a second step analysis for the year ended December 31, 2013 as the fair value substantially exceeded the carrying value for each of our reporting units in step one. If events and circumstances change resulting in significant changes in operations which result in lower actual operating income compared to projected operating income, we will test our reporting unit for impairment prior to our annual impairment test.

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

Income Taxes. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in long-term tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. We must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits. Our repatriation policy is to look at our foreign earnings on a jurisdictional basis. We have historically determined that the undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability on such foreign source income. In 2012, we reorganized certain foreign subsidiaries to simplify our business structure, and evaluated our liquidity requirements in the United States and the capital requirements of our foreign subsidiaries. We have determined at December 31, 2013 that a portion of our foreign earnings are indefinitely reinvested, and therefore deferred income taxes have not been provided on such foreign subsidiary earnings.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 was effective for the Company in the period beginning January 1, 2013 and the adoption did not have an effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)(ASU 2013-02), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (included in Note 14). ASU 2013-02 became effective for the Company January 1, 2013 and the adoption did not have an effect on our financial position, results of operations or cash flows.

On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations (“TPR”) under IRC Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require a tax method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements for the period ended December 31, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and deferred taxes. The Company has analyzed the expected impact of the TPR on the Company and concluded that the expected impact is minimal. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effects of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of December 31, 2013, we had $2,375.3 million outstanding under our senior secured term loan facility, $500.0 million outstanding under our 2018 Senior Notes and $650.0 million outstanding under our 2019 Senior Notes.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at December 31, 2013, would have no impact on our variable interest rate. At December 31, 2013, the 30 and 90 day LIBOR rates were approximately 0.168% and 0.246%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, rate increases on our variable debt in the immediate and near term is unlikely.

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during 2013, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

During 2013 and 2012, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines operate under revenue contracts denominated in U.S. dollars. These contact centers receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the years ended December 31, 2013, 2012 and 2011, revenue from non-U.S. countries was approximately 19% of consolidated revenue in all three years. During these periods, no individual foreign country accounted for greater than 10% of revenue. At December 31, 2013 and 2012, long-lived assets from non-U.S. countries were approximately 9% of consolidated long-lived assets each year. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our

Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expired in June 2013. At December 31, 2013, we had no cash flow hedges outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is incorporated herein from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-46.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2013, and have concluded that these controls and procedures are effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as Amended (15 U.S.C. § 78a et seq) (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. No corrective actions were required or taken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by an independent registered public accounting firm, as stated in their report which is set forth below and on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 20, 2014

ITEM 9B.	OTHER INFORMATION

Employment Agreements

On February 18, 2014, we amended the employment agreements with each of Thomas B. Barker, Nancee R. Berger, Paul M. Mendlik, Steven M. Stangl and Todd B. Strubbe, to replace the Exhibit A to each such agreement related to 2013 compensation with a new Exhibit A related to 2014 compensation. Each of Mr. Barker, Ms. Berger, Mr. Mendlik, Mr. Stangl and Mr. Strubbe is referred to herein as an “Executive.”

The Exhibit A to each of the applicable employment agreements establishes for each Executive base compensation and bonus compensation for 2014. Each Executive’s current base compensation and the method by which each Executive’s bonus compensation for 2014 is calculated are as follows:

Thomas Barker. Mr. Barker’s base compensation is $1,000,000. He is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2014. Mr. Barker’s 2014 bonus shall be earned in two tranches. Tranche 1 will be earned at a rate of $1,775 for each million dollars of Adjusted EBITDA up to $704.4 million of Adjusted EBITDA. The maximum bonus under Tranche 1 is approximately $1,250,000. Tranche 2 will be earned at a rate of $52,966 for each million of Adjusted EBITDA in excess of $704.4 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 2. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $704.4 million	$1,775
Tranche 2	> $704.4 million	$52,966

At the discretion of the Company’s Compensation Committee, Mr. Barker may receive an additional bonus based on the Company’s and his individual performance.

Nancee Berger. Ms. Berger’s base compensation is $660,000. She is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2014. Ms. Berger’s 2014 bonus shall be earned in two tranches. Tranche 1 will be earned at a rate of $1,242 for each million dollars of Adjusted EBITDA up to $704.4 million of Adjusted EBITDA. The maximum bonus under Tranche 1 is approximately $875,000. Tranche 2 will be earned at a rate of $37,076 for each million of Adjusted EBITDA in excess of $704.4 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 2. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $704.4 million	$1,242
Tranche 2	> $704.4 million	$37,706

At the discretion of the Company’s Compensation Committee, Ms. Berger may receive an additional bonus based on the Company’s and her individual performance.

Paul Mendlik. Mr. Mendlik’s base compensation is $480,000. He is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2014. Mr. Mendlik’s 2014 bonus shall be earned in two tranches. Tranche 1 will be earned at a rate of $399 for each million dollars of Adjusted EBITDA up to $704.4 million of Adjusted EBITDA. The maximum bonus under Tranche 1 is approximately $281,250. Tranche 2 will be earned at a rate of $11,917 for each million of Adjusted EBITDA in excess of $704.4 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 2. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $704.4 million	$399
Tranche 2	> $704.4 million	$11,917

At the discretion of the Company’s Compensation Committee, Mr. Mendlik may receive an additional bonus based on the Company’s and his individual performance.

In addition, Mr. Barker, Ms. Berger and Mr. Mendlik will each be eligible to receive a revenue bonus based on West Corporation’s consolidated 2014 revenue growth in excess of target revenue of $2,789,000,000. The revenue bonus will be equal to the percentage of excess revenue growth achieved over target revenue growth of $103,145,000 multiplied by the amount of the Tranche 2 bonus earned. Revenue will be calculated in accordance with generally accepted accounting principles as included in West Corporation’s financial statements.

Steven Stangl. Mr. Stangl’s base compensation is $500,000. He is also eligible to receive a bonus based on achieving the Communication Services segment net operating income before corporate allocations and before amortization (“NOI PC&A”). Mr. Stangl’s 2014 bonus shall be earned in two tranches. Tranche 1 will be earned at a rate of $1,851 for each million dollars of Communication Services segment NOI PC&A up to $135.0 million of Communication Services segment NOI PC&A. The maximum bonus under Tranche 1 is approximately $250,000. Tranche 2 will be earned at a rate of $32,038 for each million dollars of Communication Services segment NOI PC&A in excess of $135.0 million of Communication Services segment NOI PC&A. There is no maximum amount that may be earned under Tranche 2. The bonus calculation is set forth in tabular format below.

	Communication Services NOI PC&A	Bonus /Million of Communication Services NOI PC&A
Tranche 1	$0 - $135.0 million	$1,851
Tranche 2	> $135.0 million	$32,038

Mr. Stangl will also be eligible to receive a revenue bonus based on 2014 revenue growth (excluding HyperCube’s intercompany revenue) in excess of target revenue of $1,127,091,000 for the Communication Services segment. The revenue bonus will be equal to the percentage of excess revenue growth achieved over target revenue growth of $30,448,000 multiplied by the amount of Mr. Stangl’s Tranche 2 bonus earned.

In addition, if West Corporation achieves its 2014 publicly stated Adjusted EBITDA guidance, Mr. Stangl will be eligible to receive an additional one-time bonus of $100,000. At the discretion of the Compensation Committee, Mr. Stangl may receive an additional bonus based on the Company’s and his individual performance.

Todd Strubbe. Mr. Strubbe’s base compensation is $500,000. He is also eligible to receive a performance bonus based on the Unified Communications segment NOI PC&A, at the rates outlined below. Mr. Strubbe’s 2014 bonus shall be earned in two tranches. Tranche 1 will be earned at a rate of $741 for each million dollars of Unified Communications segment NOI PC&A up to $472.6 million of Unified Communications segment NOI PC&A. The maximum bonus under Tranche 1 is approximately $350,000. Tranche 2 will be earned at a rate of $81,094 for each million dollars of Unified Communications segment NOI PC&A in excess of $472.6 million of Unified Communications segment NOI PC&A. There is no maximum amount that may be earned under Tranche 2. The bonus calculation is set forth in tabular format below.

	Unified Communications’ NOI PC&A	Bonus /Million of Unified Communication’s NOI PC&A
Tranche 1	$0 - $472.6 million	$741
Tranche 2	> $472.6 million	$81,094

Mr. Strubbe will also be eligible to receive a revenue bonus based on 2014 revenue growth in excess of target revenue of $1,680,928,000 for the Unified Communications Segment. The revenue bonus will be equal to the percentage of excess revenue growth achieved over target revenue growth of $72,234,000 multiplied by the amount of Mr. Strubbe’s Tranche 2 bonus earned.

In addition, if West Corporation achieves its 2014 publicly stated Adjusted EBITDA guidance, Mr. Strubbe will be eligible to receive an additional one-time bonus of $100,000. At the discretion of the Compensation Committee, Mr. Strubbe may receive an additional bonus based on the Company’s and his individual performance.

In the event that at the end of the year, or upon the Executive’s termination if earlier, the aggregate amount of the bonus which has been advanced to an Executive exceeds the amount of bonus that otherwise would have been payable for 2014 (in the absence of advances) based on the performance during 2014 (or, in the case of termination, based on the performance during 2014 and the projection for performance for the balance of 2014 as of the termination date), then the amount of such excess may, in the discretion of the Compensation Committee, either (i) result in a “loss carry forward” which shall be applied to the quarterly or year-to-date calculation of bonus payable in subsequent periods, or (ii) be required to be paid back to West, upon request.

Unless otherwise indicated above, all compensation objectives are based upon West’s or the Unified Communications or Communication Services segments’ operations and may include results derived from mergers, acquisitions, joint ventures, if approved by the Compensation Committee.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and corporate governance required by this Item will be contained under the headings “Nominees for Election to the Board of Directors,” “Other Members of the Board of Directors,” “Corporate Governance, Committees of the Board of Directors” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers required by this Item will be contained under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance” from our proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders to be held on May 13, 2014.

Set forth below is information relating to our executive officers. There is no family relationships between any of our executive officers and there are no arrangements or understandings between any of our executive officers and any other person pursuant to which any of them was elected an officer other than arrangements or understandings with our officers acting solely in their capacities as such. Our executive officers serve at the pleasure of our Board of Directors.

Our executive officers at December 31, 2013 were as follows:

Name	Age	Position
Thomas B. Barker	59	Chairman of the Board and Chief Executive Officer
Nancee R. Berger	53	President and Chief Operating Officer
Rod J. Kempkes	48	Chief Administrative Officer
Paul M. Mendlik	60	Chief Financial Officer and Treasurer
David C. Mussman	53	Executive Vice President, Secretary and General Counsel
Steven M. Stangl	55	President—Communication Services
Todd B. Strubbe	50	President—Unified Communications
David J. Treinen	56	Executive Vice President—Corporate Development and Planning

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

Rod J. Kempkes joined West in 1989 as part of the finance group. Throughout his tenure at West, Mr. Kempkes has held various executive roles most recently as President of West Direct Inc. from March 2009 until May 2012. Effective July 2012, Mr. Kempkes was promoted to the position of Chief Administrative Officer.

Paul M. Mendlik joined West in 2002 as Chief Financial Officer & Treasurer. Prior to joining West, he was a partner in the accounting firm of Deloitte & Touche LLP from 1984 to 2002.

David C. Mussman joined West Corporation in January 1999 as Vice President and General Counsel and was promoted to Executive Vice President in 2001. Prior to joining West, he was a partner at the law firm of Erickson & Sederstrom. In 2006, Mr. Mussman became Secretary of the Company.

Steven M. Stangl joined West Interactive Corporation in 1993 as Controller. In 1998, Mr. Stangl was promoted to President of West Interactive Corporation. In January 2004, Mr. Stangl was promoted to President— Communication Services.

Todd B. Strubbe rejoined West in September 2009 as President—Unified Communications. He had previously held the positions of President of West Direct, Inc. and President of West Interactive Corporation between July 2001 and August 2006. Mr. Strubbe served as President, First Data Debit Services in 2006 and 2007. He founded and was Managing Partner of Arbor Capital, LLC during 2008 and 2009. Prior to joining West in 2001, he was President and Chief Operating Officer of CompuBank, N.A. He was with First Data Corporation from 1995 to 2000 as Managing Director, Systems Architecture and Product Development and Vice President of Corporate Planning and Development. Prior to joining First Data, Mr. Strubbe was with McKinsey & Company, Inc.

David J. Treinen joined West in 2007 as Executive Vice President, Corporate Development and Planning. Prior to joining West Corporation, he served as Executive Vice President, Corporate Development and Strategy for First Data Corporation from September 2006 until September 2007. Prior to that assignment Mr. Treinen held a number of responsibilities with First Data Corporation including Senior Vice President from February 2006 to August 2006, President of First Data Government Solutions from April 2004 to January 2006 and Managing Director of eONE Global, a First Data Corporation subsidiary, from November 2000 through March 2004.

We have adopted a code of ethical conduct that applies to our senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer and Treasurer. The Code of Ethical Business Conduct is located in the “Financial Information” section of our website at www.west.com. To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Ethical Business Conduct within four business days of amendments or waiver, as the case may be.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive and director compensation required by this Item will be contained under the headings “2013 Executive Compensation,” “Compensation Discussion And Analysis” and “Compensation Committee Report” from our proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders to be held on May 13, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to ownership of our common stock by certain persons required by this Item will be contained under the headings “Beneficial Ownership Of Our Common Stock” from our proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders to be held on May 13, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors required by this Item will be contained under the headings “Related Person Transactions” from our proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders to be held on May 13, 2014.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services required by this Item will be contained under the section Ratification of Independent Registered Public Accounting Firm from our proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders to be held on May 13, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company, dated March 25, 2013 (incorporated by reference to Exhibit 3.01 to Form 8-K filed March 27, 2013)

3.02	Second Amended and Restated By-Laws of the Company effective March 27, 2013 (incorporated by reference to Exhibit 3.2 to Form 8-K dated March 27, 2013)

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.02) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.03	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

Exhibit Number	Description
10.04	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012)

10.05	Amendment No. 3 to Amended and Restated Credit Agreement; Amendment No. 1 to Guarantee Agreement, dated as of February 20, 2013, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 21, 2013)

10.06	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014)

10.07	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.08	Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.09	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.10	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.11

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing

Statement, dated October 24, 2006, from West Business Services, LP to Lehman

Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.12

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing

Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman

Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.13	Indenture, dated as of October 5, 2010, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 6, 2010)

Exhibit Number	Description

10.14	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated May 3, 2011)

10.15	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 1, 2011)

10.16	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on July 27, 2012)

10.17	Indenture, dated as of November 24, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2010)

10.18	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $650.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 3, 2011)

10.19	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $650.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated November 1, 2011)

10.20	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $650.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 1.03 to Form 10-Q filed on July 27, 2012)

Exhibit Number	Description

10.21	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

10.22	Management Letter Agreement, dated as of March 8, 2013, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.64 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.23	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.24	Amended and Restated Stockholder Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.65 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.25	Amended and Restated Registration Rights and Coordination Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.63 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.26	Letter Agreement regarding confidentiality, dated as of June 24, 2013, among West Corporation and the THL Investors

10.27	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.28	Second Lease Amendment and Extension Agreement dated as of October 24, 2012, effective as of November 1, 2012, between 99-Maple Partnership and West Business Solutions, LLC (incorporated by reference to Exhibit 10.04 to Form 10-Q filed October 26, 2012)

10.29	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.66 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.30	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.31	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.32	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.33	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 29, 2012) (1)

10.34	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Todd B. Strubbe dated February 14 , 2012 (incorporated by reference to Exhibit 10.40 to Form 10-K filed February 14, 2012) (1)

10.35	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.36	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 29, 2012) (1)

Exhibit Number	Description

10.37	Alternative Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 29, 2012) (1)

10.38	Form of Rollover Option Grant Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.39	West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.40	Form of Restricted Stock Award Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 1, 2013) (1)

10.41	Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 1, 2013) (1)

10.42	West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 1, 2013) (1)

10.43	West Corporation Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.44	West Corporation Nonqualified Deferred Compensation Plan, as amended as restated effective March 27, 2013 (incorporated by reference to Exhibit 10.67 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.45	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan dated as of April 24, 2013 (incorporated by reference to Form 10-Q dated April 29, 2013)

10.46	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 25, 2014 (1)

10.47	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 3, 2009) (1)

10.48	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed April 29, 2013) (1)

10.49	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.50	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1)

10.51	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.52	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1)

10.53	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.54	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1)

10.55	Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 12, 2010) (1)

Exhibit Number	Description

10.56	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1)

10.57	Employment Agreement between West Corporation and Steven M. Stangl dated December 31, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 7, 2009) (1)

10.58	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Steven M. Stangl, dated December 31, 2008 (1)

21.01	Subsidiaries

23.01	Consent of independent registered public accounting firm

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2013, filed on February 20, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/S/ THOMAS B. BARKER
Thomas B. Barker
Chief Executive Officer and Chairman
Of the Board
(Principal Executive Officer)

February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date
/S/ ANTHONY J. DINOVI	February 20, 2014
Anthony J. DiNovi
Director

/S/ PAUL R. GARCIA	February 20, 2014
Paul R. Garcia
Director

/S/ LAURA A. GRATTAN	February 20, 2014
Laura A. Grattan
Director

/S/ MICHAEL A. HUBER	February 20, 2014
Michael A. Huber
Director

/S/ SOREN L. OBERG	February 20, 2014
Soren L. Oberg
Director

/S/ GREGORY T. SLOMA	February 20, 2014
Gregory T. Sloma
Director

/S/ THOMAS B. BARKER	February 20, 2014
Thomas B. Barker
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

Signatures	Date

/S/ PAUL M. MENDLIK	February 20, 2014
Paul M. Mendlik
Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ R. PATRICK SHIELDS	February 20, 2014
R. Patrick Shields
Senior Vice President—Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Omaha, Nebraska

February 20, 2014

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2013	2012	2011
REVENUE	$2,685,855	$2,638,024	$2,491,325
COST OF SERVICES	1,260,579	1,224,459	1,113,289
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	945,062	935,390	909,908

OPERATING INCOME	480,214	478,175	468,128

OTHER INCOME (EXPENSE):
Interest income	329	408	447
Interest expense	(232,935)	(269,236)	(269,863)
Subordinated debt call premium and accelerated amortization of deferred financing costs	(23,105)	(2,715)	—
Other, net	2,258	977	5,815

Other expense	(253,453)	(270,566)	(263,601)

INCOME BEFORE INCOME TAX EXPENSE	226,761	207,609	204,527

INCOME TAX EXPENSE	83,559	82,068	77,034

NET INCOME	$143,202	$125,541	$127,493

EARNINGS (LOSS) PER COMMON SHARE:
Basic Class L			$17.18

Diluted Class L			$16.48

Basic Common	$1.82	$2.04	$(4.01)

Diluted Common	$1.78	$1.98	$(4.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Class L			9,984
Diluted Class L			10,408
Basic Common	78,875	61,528	10,989
Diluted Common	80,318	63,523	10,989

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2013	2012	2011
Net income	$143,202	$125,541	$127,493

Foreign currency translation adjustments, net of tax of $(5,605), $(3,650) and $11,176	9,145	5,955	(18,234)

Reclassification of a cash flow hedge into earnings, net of tax of $1,349, $2,626 and $(3,180)	(2,201)	(4,284)	5,188

Unrealized gain on cash flow hedges, net of tax of $(2,444), $(4,434) and $(4,450)	3,987	7,234	7,260

Other comprehensive income (loss), net of tax of $(6,700), $(5,458) and $3,546	10,931	8,905	(5,786)

Comprehensive income	$154,133	$134,446	$121,707

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230,041	$179,111
Trust and restricted cash	21,679	14,518
Accounts receivable, net of allowance of $9,809 and $10,439	450,189	444,411
Deferred income taxes receivable	—	13,148
Prepaid assets	36,032	42,129
Deferred expenses	53,633	38,442
Other current assets	29,996	29,333

Total current assets	821,570	761,092
PROPERTY AND EQUIPMENT:
Property and equipment	1,280,420	1,209,873
Accumulated depreciation and amortization	(915,655)	(844,977)

Total property and equipment, net	364,765	364,896
GOODWILL	1,823,921	1,816,851
INTANGIBLE ASSETS, net of accumulated amortization of $528,936 and $469,534	231,441	285,672
OTHER ASSETS	244,567	219,642

TOTAL ASSETS	$3,486,264	$3,448,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$82,678	$120,247
Deferred revenue	113,405	93,144
Accrued expenses	249,682	219,152
Current maturities of long-term debt	11,877	25,125

Total current liabilities	457,642	457,668

LONG-TERM OBLIGATIONS, less current maturities	3,513,470	3,992,531
DEFERRED INCOME TAXES	112,476	132,398
OTHER LONG-TERM LIABILITIES	142,848	115,242

Total liabilities	4,226,436	4,697,839
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 83,745 and 62,178 shares issued and 83,653 and 62,086 shares outstanding	84	62
Additional paid-in capital	2,132,441	1,720,639
Retained deficit	(2,855,189)	(2,941,948)
Accumulated other comprehensive loss	(12,200)	(23,131)
Treasury stock at cost (92 shares)	(5,308)	(5,308)

Total stockholders’ deficit	(740,172)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,486,264	$3,448,153

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,202	$125,541	$127,493
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	114,699	107,455	103,207
Amortization	65,585	74,967	68,701
Asset impairment	—	3,715	—
Provision for share based compensation	10,555	25,849	23,341
Deferred income tax expense (benefit)	(2,525)	1,318	23,716
Debt amortization	24,849	17,321	13,449
Non cash gain on hedge agreements	—	—	(4,665)
(Gain) loss on disposal of equipment	99	(432)	232
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,544)	(22,049)	(32,372)
Other assets	(23,347)	(52,203)	(34,852)
Accounts payable	(36,348)	33,187	6,163
Accrued wages	9,303	(8,818)	(2,615)
Interest payable	25,992	(5,945)	11,397
Accrued expenses and other liabilities	56,567	19,010	44,992

Net cash flows from operating activities	384,087	318,916	348,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0, $1,350 and $4,780	—	(77,264)	(211,639)
Purchase of property and equipment	(128,398)	(125,489)	(117,913)
Other	(7,110)	1,131	111

Net cash flows from investing activities	(135,508)	(201,622)	(329,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan facility	—	970,000	—
Payments on subordinated notes and term loan facilities	(450,000)	(448,434)	—
Proceeds from initial public offering, net of offering costs	398,066	—	—
Dividends paid	(56,674)	(510,634)	—
Payments of long-term revolving credit obligations	(85,000)	(305,800)	(786,300)
Proceeds from issuance of long-term revolving credit obligations	85,000	305,800	786,300
Debt issuance costs	(30,760)	(27,566)	(1,029)
Principal repayments of long-term obligations	(42,309)	(20,274)	(17,201)
Call premium paid on subordinated notes	(16,502)	—	—
Payments of capital lease obligations	—	(43)	(945)
Repurchase of common stock	—	(1,488)	(5,845)
Proceeds from stock options exercised including excess tax benefits	1,360	5,309	1,840
Other	(9)	—	—

Net cash flows from financing activities	(196,828)	(33,130)	(23,180)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(821)	1,111	477
NET CHANGE IN CASH AND CASH EQUIVALENTS	50,930	85,275	(3,957)
CASH AND CASH EQUIVALENTS, Beginning of period	179,111	93,836	97,793

CASH AND CASH EQUIVALENTS, End of period	$230,041	$179,111	$93,836

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
BALANCE, January 1, 2011	$11	$—	$(2,516,238)	$(1,023)	$(26,250)	$(2,543,500)
Net income			127,493			127,493
Conversion of Class L common stock to common stock	50	1,675,384				1,675,434
Other comprehensive income, net of tax of $3,546 (Note 14)					(5,786)	(5,786)
Executive Deferred Compensation Plan activity, net (73,379 shares distributed)		3,101				3,101
Stock options exercised including related tax benefits (124,288 shares)		659				659
Purchase of stock at cost (33,098 shares)				(2,797)		(2,797)
Share based compensation		20,550				20,550
Accretion of class L common stock priority return preference		(3,864)	(167,703)			(171,567)

BALANCE, December 31, 2011	61	1,695,830	(2,556,448)	(3,820)	(32,036)	(896,413)
Net income			125,541			125,541
Dividends declared (cash dividend/$8.00 per share)			(511,041)			(511,041)
Other comprehensive income, net of tax of ($5,458) (Note 14)					8,905	8,905
Executive Deferred Compensation Plan activity, net (128,527 shares distributed)		4,213				4,213
Stock options exercised including related tax benefits (738,507 shares)	1	6,436				6,437
Purchase of stock at cost (44,392 shares)				(1,488)		(1,488)
Share based compensation		14,160				14,160

BALANCE, December 31, 2012	62	1,720,639	(2,941,948)	(5,308)	(23,131)	(1,249,686)
Net income			143,202			143,202
Dividends declared (cash dividend/$0.675 per share)			(56,443)			(56,443)
Other comprehensive income, net of tax of ($6,700) (Note 14)					10,931	10,931
Executive Deferred Compensation Plan activity, net (63,773 shares distributed)		3,301				3,301
Issuance of common stock in connection with our initial public offering (21,275,000 shares)	21	401,012				401,033
Initial public offering costs		(2,967)				(2,967)
Stock options exercised including related tax benefits (218,872 shares)	1	2,158				2,159
Share based compensation		8,298				8,298

BALANCE, December 31, 2013	$84	$2,132,441	$(2,855,189)	$(5,308)	$(12,200)	$(740,172)

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

We operate in two reportable segments:

•	Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and Internet Protocol (“IP”) based unified communication solutions; and

•	Communication Services, including emergency communication services, automated call processing, agent-based services and telephony / interconnect services.

Unified Communications

— Conferencing & Collaboration Services. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 148 million conference calls in 2013, a 10 percent increase over 2012. We provide our clients with an integrated global suite of meeting services.

— Event Services. InterCall offers multimedia platforms designed to give our clients the ability to create, manage, distribute and reuse content internally and externally. Through a combination of proprietary products and strategic partnerships, our clients have the tools to support diverse internal and external multimedia requirements.

— IP-Based Unified Communications Solutions. We provide our clients with enterprise class IP-based communications solutions enabled by our technology. We offer hosted IP-private branch exchange (“PBX”) and enterprise call management, hosted and managed multiprotocol label switching (“MPLS”) network solutions, unified communications partner solution portfolio services, cloud-based security services and professional services and systems integration expertise.

— Alerts & Notifications Services. Our technology platforms allow clients to find business solutions by empowering them to manage and deliver automated, proactive and personalized communications. In 2013, we delivered 1.4 billion notification calls and data messages. We use multiple delivery channels (voice, text messaging, email, push notifications and fax), based on the preference of the recipient. For example, we deliver patient notifications, confirm appointments and send prescription reminders on behalf of our healthcare clients, send and receive automated outage notifications on behalf of our utility clients and transmit emergency evacuation notices on behalf of municipalities.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Communication Services

— Emergency Communications Services. We believe we are one of the largest providers of emergency communications services based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens.

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

— Agent-Based Services. We provide our clients with large-scale, agent-based services. We target opportunities that allow our agent-based services to be a part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We offer a flexible model that includes on-shore, off-shore and home-based agent capabilities to fit our clients’ needs.

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

Revenue Recognition: Revenue for conferencing and event services are generally billed and revenue recognized on a per participant minute basis. Web services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period. IP-based services are generally billed and revenue recognized on a per seat basis and alerts and notifications services are generally billed, and revenue recognized, on a per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Automated call processing and agent-based services in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Emergency communications services revenue is generated primarily from

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages and client acceptance. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

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

Trust and Restricted Cash: Trust cash represents cash collected on behalf of our clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients. Restricted cash primarily represents cash held as collateral for a workers compensation policy.

Financial Instruments: Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values.

Accounts Receivable: Accounts receivable from customers is presented net of an allowance for doubtful accounts of approximately $9.8 million and $10.4 million at December 31, 2013 and 2012, respectively.

Deferred Expenses: Deferred expenses are for prepayments to support future revenue streams and include web conferencing service licenses, prepaid service contracts and prepaid video hosting services. These prepayments will be recognized as expense as the associated revenue is recognized.

Property and Equipment: Property and equipment are recorded at cost. Depreciation expense is based on the estimated useful lives of the assets or remaining lease terms, whichever is shorter, and is calculated on the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Goodwill and Intangible Assets: Goodwill at December 31, 2013 and 2012 was $1,823.9 million and $1,816.9 million, respectively. Intangible assets at December 31, 2013 and 2012, net of accumulated amortization, were $231.4 million and $285.7 million, respectively. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the discounted cash flow methodology. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

Other Assets: Other assets primarily include the unamortized balance of debt acquisition costs, assets held in non-qualified deferred compensation plans, and the unamortized balance of internally developed capitalized software and licensing agreements. The assets held in the non-qualified deferred compensation plans represent mutual funds invested in debt and equity securities and are classified as trading securities as employees have the ability to change the investment allocation of their deferred compensation at any time. These investments are reported at fair value with unrealized gains (losses) of $6.2 million, $3.3 million and $(1.3) million for the years ended December 31, 2013, 2012, and 2011, respectively, recognized currently within other income. The underlying obligation, recorded in other liabilities, is likewise reported at the investments’ fair value with adjustments recognized currently within compensation expense. Both the investments and the obligations are classified as non-current.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Deferred Revenue: Deferred revenue includes receipts from customers primarily for web conferencing service licenses, video hosting services and installation fees. These receipts will be recognized as revenue over the life of the respective customer contracts.

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

Comprehensive Income: Comprehensive income is composed of unrealized gains or losses on foreign currency translation adjustments arising from changes in exchange rates of our foreign subsidiaries. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive income, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of comprehensive income. The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are our only components of comprehensive income. Our cash flow hedges matured during 2013.

Share-Based Compensation: We are required to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Recapitalization: On October 24, 2006, we completed a recapitalization (the “Recapitalization”) of the Company in a transaction sponsored by an investor group led by Thomas H. Lee, L.P. and Quadrangle Group LLC (the “Sponsors”). Pursuant to such Recapitalization, our publicly traded securities were cancelled in exchange for cash. The Recapitalization was accounted for as a leveraged Recapitalization, whereby the historical bases of our assets and liabilities were maintained.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Reclassification of Common Stock: On December 30, 2011, following the Conversion, all of the then outstanding shares of Class A Common Stock were reclassified as shares of Common Stock pursuant to the filing of the Charter Amendments (the “Reclassification”). Following the Reclassification, all shares of Common Stock share proportionately in dividends. The Charter Amendments also increased our number of authorized shares to nine hundred million (900,000,000) shares of Class A Common Stock and one hundred million (100,000,000) shares of Class L Common Stock. Following consummation of the Conversion and the Reclassification, we had one billion authorized shares of Common Stock.

As a result of the reclassification of Class A common stock to common stock, references to “Class A common stock” were changed to “common stock” for all periods presented.

Reverse Stock Split: On March 8, 2013, we completed a 1-for-8 reverse stock split and amended our Amended and Restated Certificate of Incorporation by filing an amendment with the Delaware Secretary of State. We also adjusted the share amounts under our executive incentive plan and nonqualified deferred compensation plan as a result of the 1-for-8 reverse stock split. All numbers of common shares and per common share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split and the changes to the Amended and Restated Certificate of Incorporation of the Company. Also, the total number of shares of capital stock that the Company has authority to issue was amended to 500,000,000, consisting of 475,000,000 shares of Common Stock, par value $0.001per share, and 25,000,000 shares of Preferred Stock, par value $0.001 per share.

Initial Public Offering: On March 27, 2013, we completed an initial public offering (“IPO”) of 21,275,000 shares of common stock, par value $0.001 per share.

Dividend—On August 15, 2012, our Board of Directors declared a special cash dividend of $8.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, dividend equivalents were credited to notional shares in deferred compensation accounts. During 2013, dividends and dividend equivalents of $0.2 million were paid on options and restricted stock that vested during this period and were subject to the special dividend. In addition, approximately $0.2 million of the special dividend equivalent remains accrued at December 31, 2013 and will be paid as the stock options vest over the next two years.

Subject to legally available funds, our intent is to pay a quarterly cash dividend beginning in the second quarter of 2013. We funded the dividends paid in 2013 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On each of May 16, 2013, August 22, 2013 and November 18, 2013, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.8 million to shareholders of record as of the close of business on May 6, 2013, August 12, 2013 and November 8, 2013, respectively, for a total of $56.5 million.

Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ equity and other comprehensive income. Foreign currency transaction gains or losses are recorded in the consolidated statement of operations.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Recent Accounting Pronouncements: In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 was effective for the Company in the period beginning January 1, 2013 and the adoption did not have an effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)(ASU 2013-02), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (included in Note 14). ASU 2013-02 became effective for the Company January 1, 2013 and the adoption did not have an effect on our financial position, results of operations or cash flows.

On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations (“TPR”) under IRC Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require a tax method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements for the period ended December 31, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and deferred taxes. The Company has analyzed the expected impact of the TPR on the Company and concluded that the expected impact is minimal. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

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

The HyperCube acquisition was included in the consolidated results of operations from its date of acquisition, March 23, 2012 and included revenue, net of intercompany eliminations, of $92.9 million in 2013 and $65.0 million in 2012. Amortization of intangible assets acquired with the HyperCube acquisition in 2013 and 2012 were $4.0 million and $7.9 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for HyperCube. The finite lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships.

(Amounts in thousands)	March 23, 2012
Working Capital	$1,212
Property and equipment	10,114
Other assets, net	391
Customer relationships	13,800
Technology	4,300
Trade names	560
Non-compete agreements	450
Goodwill	49,723

Total assets acquired	80,550

Non-current deferred taxes	2,594
Long-term liabilities	50

Total liabilities assumed	2,644

Net assets acquired	$77,906

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the years ended December 31, 2013, 2012 and 2011 of $1.2 million, $1.7 million and $4.1 million, respectively, are included in selling, general and administrative expenses.

Pro forma

Assuming the acquisition of HyperCube occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the years ended December 31, 2012 and 2011, respectively, would have been as follows, in thousands:

	2012	2011
Revenue	$2,654,400	$2,575,715
Net Income	$124,871	$126,352
Earnings per common L share—basic		$17.18
Earnings per common L share—diluted		$16.48
Income (loss) per common share—basic	$2.03	$(4.11)
Income (loss) per common share—diluted	$1.97	$(4.11)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill, in total by reportable segment, in thousands:

	Unified Communications	Communication Services	Consolidated
Balance at January 1, 2012	$962,982	$799,653	$1,762,635
Acquisitions	—	49,723	49,723
Acquisition accounting adjustments	970	43	1,013
Foreign currency translation adjustment	3,383	97	3,480

Balance at December 31, 2012	967,335	849,516	1,816,851
Foreign currency transalation adjustments	7,872	(802)	7,070

Balance at December 31, 2013	$975,207	$848,714	$1,823,921

The following table presents the gross carrying amount and accumulated impairment charge of goodwill, in thousands:

	As of December 31
	2013	2012
Gross carrying amount	$1,861,596	$1,854,526
Accumulated impairment	(37,675)	(37,675)

Net carrying amount	$1,823,921	$1,816,851

Impairment testing results performed during the fourth quarter of 2013 and 2012 indicated that the fair value of each of our reporting units as calculated during the step one analysis exceeded the carrying value and therefore we were not required to perform the step two analysis for the years ended December 31, 2013 and 2012.

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods for each identifiable intangible asset, in thousands:

	As of December 31, 2013			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$547,860	$(422,367)	$125,493	9.5
Technology & Patents	122,099	(72,549)	49,550	8.7
Trade names (indefinite-lived)	47,110	—	47,110	Not applicable
Trade names (finite-lived)	27,414	(20,389)	7,025	4.3
Other intangible assets	15,894	(13,631)	2,263	4.3

Total	$760,377	$(528,936)	$231,441	8.4

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	As of December 31, 2012			Weighted Average Amortization Period (Years)
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$544,273	$(382,359)	$161,914	9.5
Technology & Patents	120,606	(57,768)	62,838	8.7
Trade names (indefinite-lived)	47,110	—	47,110	Not applicable
Trade names (finite-lived)	27,319	(16,760)	10,559	4.3
Other intangible assets	15,898	(12,647)	3,251	4.3

Total	$755,206	$(469,534)	$285,672	8.4

Amortization expense for finite-lived intangible assets was $55.3 million, $65.8 million and $61.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense in millions for the next five years for intangible assets is as follows:

2014	$45.9 million
2015	$37.3 million
2016	$27.8 million
2017	$20.9 million
2018	$18.3 million

The trade name intangible asset for three acquisitions (InterCall in 2003, Intrado, Inc. (“Intrado”) in 2006 and TeleVox in 2007) have been determined to have an indefinite life based on management’s current intentions. If factors were to change that would indicate the need to assign a finite life to these assets, we will do so and will commence amortization. During the fourth quarter of 2013, we performed our annual impairment analysis for these trade names using the relief-from-royalty methodology. No trade names were determined to be impaired during 2013.

4.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, in thousands, consisted of the following as of:

	December 31,
	2013	2012
Land and improvements	$8,209	$8,209
Buildings	105,850	103,869
Telephone and computer equipment	943,076	881,886
Office furniture and equipment	67,606	67,377
Leasehold improvements	109,288	106,021
Construction in progress	46,391	42,511

	$1,280,420	$1,209,873

We lease certain land, buildings and equipment under operating leases which expire at varying dates through December 2029. Rent expense on operating leases was approximately $46.9 million, $49.5 million and $42.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, exclusive of related-party lease expense. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, in thousands, are as follows:

Year Ending December 31,	Non- Related Party Operating Leases	Related Party Operating Lease	Total Operating Leases
2014	$34,062	$365	$34,427
2015	24,316	365	24,681
2016	16,145	365	16,510
2017	10,420	305	10,725
2018	6,866	—	6,866
2019 and thereafter	44,653	—	44,653

Total minimum obligations	$136,462	$1,400	$137,862

5.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	December 31,
	2013	2012
Accrued wages	$61,759	$47,240
Interest payable	48,793	42,214
Accrued phone	48,201	36,105
Accrued other taxes (non-income related)	42,022	38,608
Deferred income tax	7,697	—
Accrued employee benefit costs	6,178	11,414
Accrued lease expense	3,204	8,392
Income taxes payable	5,922	4,336
Other current liabilities	25,906	30,843

	$249,682	$219,152

6.	RELATED PARTIES

Management Services

Prior to the IPO, affiliates of our Sponsors provided management and advisory services to us pursuant to the terms of a management agreement we entered into with such affiliates in connection with the consummation of the Recapitalization. Pursuant to the management agreement and a management letter agreement we entered into with affiliates of the Sponsors, dated March 8, 2013, upon completion of the Offering, we paid to the Sponsors $24.0 million and the management agreement, in accordance with its terms, was terminated. The aggregate fees for services and expenses for the years ended December 31, 2013, 2012, and 2011 were $25.3 million, $4.1 million and $4.2 million, respectively.

Lease

We lease certain office space owned by a partnership whose partners own approximately 18% of our common stock at December 31, 2013. Related party lease expense was approximately $0.4 million for the year ended December 31, 2013 and $0.7 million for the years ended December 31, 2012 and 2011. The lease expires in 2017. The lease contains a change of control provision which provides either party, with ninety day notice, an option for early termination of the lease effective August 31, 2014 in the event of a change of control.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

7.	LONG-TERM OBLIGATIONS

Long-term obligations, in thousands, consisted of the following as of:

	December 31,
	2013	2012
Senior Secured Term Loan Facility, due 2016	$312,097	$1,452,506
Senior Secured Term Loan Facility, due 2018	2,063,250	965,150
11% Senior Subordinated Notes, paid in 2013	—	450,000
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,525,347	4,017,656

Less: current maturities	(11,877)	(25,125)

Long-term obligations	$3,513,470	$3,992,531

On February 20, 2013, the Company, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), amending our Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, and the Third Amendment, the “Credit Agreement”).

The Third Amendment provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018 and added a further step down to the applicable margins of all term loans upon satisfaction of certain conditions. As of December 31, 2013, we had outstanding the following senior secured term loans:

•

Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 2.75%, for LIBOR rate loans, and 1.75%, for base rate loans; and

•

Term loans in an aggregate principal amount of approximately $312.1 million (the “2016 Maturity Term Loans” and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.25%, for LIBOR rate loans, and 1.25%, for base rate loans.

The interest rate margins are subject to a 0.50% increase in the event our leverage ratio as of the end of our quarterly reporting period exceeds 4.75:1.00. As of December 31, 2013, our total leverage ratio was less than the 4.75:1.00. The Credit Agreement also provided for interest rate floors applicable to the Term Loans. The interest rate floors are 1.00%, for LIBOR rate loans, and 2.00%, for base rate loans.

In connection with the Third Amendment, we incurred refinancing expenses of approximately $24.2 million for the soft-call premium paid to holders of term loans outstanding prior to the effectiveness of the Third Amendment and $6.2 million for other fees and expenses. These costs were capitalized as deferred financing costs and will be amortized over the life of the Credit Agreement.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Interest expense, the call premium on the subordinated debt call premium and accelerated amortization of deferred financing costs recorded during 2013, 2012 and 2011 on these long-term obligations was approximately $256.0 million, $271.9 million and $267.7 million, respectively.

Future maturities of long-term debt, in thousands, are:

Year Ending December 31,	Amount
2014	$11,877
2015	$23,753
2016	$328,048
2017	$20,633
2018	$2,491,036
Thereafter	$650,000

Senior Secured Term Loan Facility.

Our senior secured term loan facility bears interest at variable rates. The amended and restated senior secured term loan facility, after giving effect to the Third Amendment, requires annual principal payments of approximately $23.8 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,980.7 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2013 and 2012 were 4.85% and 5.76%, respectively.

On January 24, 2014, we modified the Credit Agreement by entering into Amendment No. 4 to Amended and Restated Credit Agreement among West Corporation, certain of our domestic subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and the various lenders party thereto (the “Fourth Amendment”; the Credit Agreement, as amended by the Fourth Amendment, the “Amended Credit Agreement”). The Fourth Amendment provided for a further reduction in the applicable margins and interest rate floors of all Term Loans. As of January 24, 2014, the interest rate margins applicable to the 2018 Maturity Term Loans are 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans are 2.0% for LIBOR rate loans and 1.0% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors effective January 24, 2014 are 0.75% for LIBOR rate loans and 1.75% for base rate loans. The Fourth Amendment also includes a soft call option applicable to the Term Loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that, on or prior to the six-month anniversary of the effective date of the Fourth Amendment, West or its subsidiary borrowers enter into certain repricing transactions.

In connection with the Fourth Amendment, we incurred refinancing expenses of approximately $5.6 million of fees and expenses which will be amortized into interest expense over the remaining life of the Amended Credit Agreement.

Senior Secured Revolving Credit Facility.

Our senior secured term revolving credit facility bears interest at variable rates. Our senior secured revolving credit facilities provide senior secured financing of up to $201 million and matures on January 15, 2016. The senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 2.75% at December 31, 2013), and the margin ranges

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

from 1.75% to 2.50% for base rate loans (base rate plus 1.75% at December 31, 2013). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The senior secured revolving credit facility was undrawn for the year ended December 31, 2013, and undrawn at December 31, 2012. The average daily outstanding balance of the senior secured revolving credit facility during 2012 was $1.3 million. The highest balance outstanding on the senior secured revolving credit facility during 2012 was $19.9 million.

2016 Senior Subordinated Notes

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

On and after October 1, 2014, we may redeem the 2018 Senior Notes in whole or in part at the redemption prices (expressed as percentages of principal amount of the 2018 Senior Notes to be redeemed) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the rights of holders of 2018 Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on October 1 of each of the years indicated below:

Year	Percentage
2014	104.313
2015	102.156
2016 and thereafter	100.000

2019 Senior Notes

On November 24, 2010, we issued $650 million aggregate principal amount of 7 7/8% senior notes that mature January 15, 2019 (the “2019 Senior Notes”).

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

On and after November 15, 2014, we may redeem the 2019 Senior Notes in whole or in part at the redemption prices (expressed as percentages of principal amount of the 2019 Senior Notes to be redeemed) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the rights of holders of 2019 Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on November 15 of each of the years indicated below:

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

Amended and Extended Asset Securitization

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and the term of the facility was extended to June 30, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are included in our consolidated financial statements included elsewhere in this report. At December 31, 2013 and 2012 this facility was undrawn. The highest outstanding balance during 2013 and 2012 was $50.0 million and $39.0 million, respectively.

Debt Covenant Compliance

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in the Amended Credit Agreement) may not exceed 6.50 to 1.0 at December 31, 2013, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 6.00 to 1.0 in 2015). Both ratios are measured on a rolling four-quarter basis. The Senior Secured Credit Facilities also contain various negative covenants, including

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, and changes in our lines of business.

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

The cash flow hedges were recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings were affected by the hedged item. In June 2013, three interest rate swaps with a notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 1.685% to 1.6975%. At December 31, 2013, we did not have any interest rate swaps.

The following table presents, in thousands, the fair value of the Company’s derivatives and consolidated balance sheet location.

	Liability Derivatives
	2012
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$2,346

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following presents, in thousands, the impact of interest rate swaps on the consolidated statements of operations for 2013, 2012 and 2011, respectively.

Derivatives designated as hedging instruments	Amount of gain recognized in OCI for the years ended December 31,			Amount of gain (loss) recognized in earnings on hedges (ineffective portion) for the years ended December 31,
	2013	2012	2011	2013	2012	2011
Interest rate swaps	$1,786	$2,950	$7,260	$—	$—	$202

Location of (gain) loss reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into earnings for the years ended December 31,
	2013	2012	2011
Interest expense	$3,550	$(6,910)	$(5,188)

9.	INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2013	2012	2011
Income before income taxes:
United States	$82,865	$69,363	$57,339
Foreign	143,896	138,246	147,188

	$226,761	$207,609	$204,527

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2013	2012	2011
Current income tax expense:
Federal	$32,016	$41,113	$3,456
State	5,998	6,302	5,321
Foreign	48,070	33,335	44,541

	86,084	80,750	53,318

Deferred income tax expense (benefit):
Federal	4,163	(5,688)	26,183
State	357	(488)	2,750
Foreign	(7,045)	7,494	(5,217)

	(2,525)	1,318	23,716

Total income tax expense	$83,559	$82,068	$77,034

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Federal tax credits	(2.8%)	(0.9%)	(1.0%)
Uncertain tax positions	2.3%	0.2%	(0.6%)
Foreign rate differential	(5.5%)	(4.0%)	(5.3%)
Foreign deferred tax liability on unremitted earnings	7.5%	9.1%	8.9%
State income taxes, net of Federal benefit	1.7%	2.0%	1.6%
Change in valuation allowance	(0.8%)	(1.7%)	(2.6%)
Non-deductible meals	0.2%	0.3%	0.2%
Share based compensation	(0.1%)	0.0%	1.9%
Other	(0.7%)	(0.5%)	(0.4%)

	36.8%	39.5%	37.7%

In 2013, 2012, and 2011, income tax benefits attributable to employee stock option transactions of $1.5 million, $15.6 million and $1.4 million, respectively were allocated to shareholders’ equity.

Significant temporary differences between reported financial and taxable earnings that give rise to deferred income tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$121,139	$126,556
Benefit plans	30,298	27,691
Accrued expenses	21,239	12,260
Tax credits	12,262	12,327
Interest rate hedge activities	—	1,125
Reserves not currently deductible for tax purposes	3,830	6,078
Allowance for doubtful accounts	2,925	2,478
Foreign currency translation	379	1,867
Other	17,110	12,336

Gross deferred income tax assets	$209,182	$202,718

Less valuation allowance	(109,677)	(112,626)

Total deferred income tax assets	$99,505	$90,092

Deferred income tax liabilities:
Acquired intangibles amortization	$137,673	$140,109
Foreign earnings	37,782	27,080
Excess tax depreciation over financial depreciation	35,917	36,264
Prepaid expenses	8,306	5,889

Total deferred income tax liabilities	219,678	209,342

Net deferred income tax liability	$120,173	$119,250

Deferred income tax (assets) / liabilities included in the balance sheet are:
Deferred income tax liability / (asset)—current	$7,697	$(13,148)
Deferred income tax liability—long-term	112,476	132,398

Net deferred income taxes	$120,173	$119,250

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

At December 31, 2013, we had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $307.0 million which resulted in a net deferred tax asset of $23.7 million which is available to reduce current taxes. The NOL carryforwards are all attributable to acquired companies. NOLs and tax credit carryforwards expire in periods starting 2014 through 2031. The valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, were $109.7 million at December 31, 2013 and $112.6 million at December 31, 2012. Our valuation allowance decreased by $2.9 million in 2013 as a result of the following: releasing valuation allowances related to the utilization of NOLs during the year that had full valuation allowances, planning related to the utilization of future NOLs and changes in income tax rates.

We have historically determined that a portion of undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability totaling $37.8 million and $27.1 million at December 31, 2013 and 2012, respectively, on such foreign source income. For the years ended December 31, 2013 and 2012, we have accrued U.S. income taxes on $250.5 million and $167.8 million, respectively, of unremitted foreign earnings and profits. At December 31, 2013, we have determined we have foreign earnings of approximately $133.4 million which will be permanently reinvested and therefore deferred income taxes of approximately $22.9 million have not been provided on such foreign subsidiary earnings.

In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. The number of tax years that remain open and subject to tax audits varies depending upon the tax jurisdiction. Our most significant taxing jurisdictions include the U.S., United Kingdom and France. The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2008 and 2010 forward remain open under U.S. statutes of limitation. Generally, tax years 2009 and forward remain open under state statutes of limitation. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At December 31, 2013, we were not under examination by the U.S. Internal Revenue Service. At December 31, 2013, we believe the aggregate amount of any additional tax liabilities that may result from examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

The following summarizes the activity related to our unrecognized tax benefits recorded in accordance with ASC 740-10 in 2013, 2012 and 2011, in thousands:

	For the year ended December 31,
	2013	2012	2011
Beginning balance	$13,990	$16,990	$19,436
Increases for positions taken in current year	374	1,726	3,489
Increases for position taken in prior years	12,316	776	191
Decreases for positions taken in prior years	(2,061)	(4,533)	(3,817)
Decrease due to settlements with taxing authorities	—	(168)	(2,309)
Expiration of the statute of limitations for the assessment of taxes	(1,939)	(801)	—

Ending balance	$22,680	$13,990	$16,990

The unrecognized tax benefits at December 31, 2013 were $22.5 million of tax benefits that, if recognized, would affect our effective tax rate. We recognize interest related to unrecognized tax benefits and penalties as income tax expense. During the year ended December 31, 2013 we increased the interest accrual by approximately $1.3 million. During the year ended December 31, 2012, we reduced the accrued interest by approximately $0.2 million. During the year ended December 31, 2011, we decreased the interest accrual by approximately $0.4 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

During the years ended December 31, 2013, 2012 and 2011, we increased the accrual of penalties related to uncertain tax positions by approximately $3.9 million, $0.1 million $0.5 million, respectively. At December 31, 2013 and 2012, the aggregate recorded liability for interest and potential penalties was $11.2 million and $6.0 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

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

Interest rate swaps. The effect of the interest rate swaps was to change a variable rate debt obligation to a fixed rate for that portion of the debt that was hedged. We recorded the interest rate swaps at fair value. The fair value of the interest rate swaps was based on a model whose inputs were observable (LIBOR swap rates); therefore, the fair value of the interest rate swaps was based on a Level 2 input. At December 31, 2013, we did not have any interest rate swaps outstanding.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

	Fair Value Measurement at December 31, 2013
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Other Assets
Trading securities	$53,397	$53,397	$—	$—	$53,397

	Fair Value Measurement at December 31, 2012
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Other Assets
Trading securities	$46,144	$46,144	$—	$—	$46,144

Accrued Expenses
Interest rate swaps	$2,346	$—	$2,346	$—	$2,346

The fair value of our 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately $1,243.7 million compared to the carrying amount of $1,150.0 million. The fair value of our 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $1,199.4 million compared to the carrying amount of $1,150.0 million. Our Senior Subordinated Notes were paid in full in April 2013. The fair value of the 11% Senior Subordinated Notes were based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 the fair value or our Senior Subordinated Notes was $468.5 million compared to the carrying value of $450.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at December 31, 2013 was approximately $2,385.0 million compared to the carrying amount of $2,375.3 million. The fair value of our senior secured term loan facilities at December 31, 2012 was approximately $2,455.1 million compared to the carrying amount of $2,417.7 million.

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC 820. As such, property and equipment with a net carrying amount totaling $3.7 million were written down to zero during 2012. This write-down was the result of the abandonment of capitalized costs incurred during the development of an internally developed software payroll application and was recorded in selling, general and administrative expenses (“SG&A”).

11.	OFF—BALANCE SHEET ARRANGEMENTS

Performance obligations of certain operating subsidiaries are supported by performance bonds and letters of credit, workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through 2014 and are renewed as required. The outstanding commitments on these obligations at December 31, 2013 and 2012 were $9.1 million and $18.6 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

12.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plans

We have a 401(k) plan, which covers substantially all employees eighteen years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit, whichever is less, if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $8.3 million, $8.2 million and $8.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In the United Kingdom we have a Group Personal Pension Plan which is available to all employees upon the successful completion of their 3 month probationary period. Under the plan, we match employee contributions up to a maximum of 3% of their base salary. Contributions are invested immediately in the members own fund choice or the default investment option should members not wish to make their own investment choices. Contributions into the pension plan are paid via a salary sacrifice method and therefore all contributions into the plan, unless an employee has chosen to opt-out of this facility, are classified as employer contributions. Total employer contributions under the plan were approximately $1.0 million, $0.9 million, and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In Canada we have a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Program (“GRRSP”), which covers substantially all employees who have materially and significantly contributed to the prosperity and profits of the Company. Under the plan, we match 50% of employees’ regular contributions to the GRRSP up to 3% of their earnings or the statutory limit, whichever is less. Our matching contributions vest 100% on the second anniversary of membership in the DPSP. Total employer contributions under the plan were approximately $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, subject to the combined limits of the 401(k) plan and the Trust. Matching contributions 100% vest after completion of three years of service. Our total contributions under the plan for the years ended December 31, 2013, 2012 and 2011 were approximately $2.0 million, $2.1 million and $2.0 million, respectively. Assets under the Trust at December 31, 2013 and 2012 were $41.9 million and $33.3 million, respectively.

We also maintain a Nonqualified Deferred Compensation Plan (as amended from time to time, the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees approved by the Compensation Committee of the Board of Directors may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or in notional equity shares of the Company. We match a percentage of any amounts invested in notional equity shares (50% during 2013, 2012 and 2011). Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the later of January 1, 2007 or the date the executive first participates in the Deferred

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Compensation Plan. Our total contributions for the years ended December 31, 2013, 2012 and 2011 under the plan were approximately $1.2 million, $1.8 million and $2.0 million, respectively. Assets under the Deferred Compensation Plan at December 31, 2013 and 2012 were $8.1 million and $10.0 million, respectively. The fair value of notional equity shares in the Deferred Compensation Plan at December 31, 2013 and 2012 were $34.2 million and $31.3 million, respectively.

Amounts deferred under the Trust and Deferred Compensation Plan and any earnings credited thereunder shall be held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors.

2006 Executive Incentive Plan

Stock options granted under the West Corporation 2006 Executive Incentive Plan (“2006 EIP”) prior to 2012 vest over a period of five years, with 20% of the stock option becoming exercisable on each of the first through fifth anniversaries of the grant date. During 2012, a form of option certificate was adopted such that the grants awarded after 2011 vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company.

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

2013 Long-Term Incentive Plan

Prior to the completion of our IPO, we adopted the 2013 Long-Term Incentive Plan (“2013 LTIP”) which is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock will be available for stock options, restricted stock or other types of equity awards granted under the 2013 LTIP, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the 2013 LTIP. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company.

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan—Stock Options

The following table presents the stock option activity under the 2006 EIP and 2013 LTIP for the year ended December 31, 2013:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2013	850,448	2,870,413	$27.44
Granted	(69,373)	69,373	25.36
Canceled	78,800	(78,800)	31.62
Exercised	—	(56,349)	13.12
Discontinuance of the 2006 EIP	(859,875)	—	—

Balance at December 31, 2013	—	2,804,637	26.65

2013 LTIP authorization	8,500,000	—	—
Options granted	(220,561)	220,561	22.31
Options canceled	2,375	(2,375)	22.06
Restricted stock granted	(279,039)	—	—
Restricted stock canceled	2,623	—	—

Balance at December 31, 2013	8,005,398	3,022,823	$27.21

At December 31, 2013, we expect that 20% of options granted will be canceled or forfeited over the vesting period. At December 31, 2013, the intrinsic value of options vested and exercisable was approximately $1.7 million. The aggregate intrinsic value of options outstanding at December 31, 2013, was approximately $2.8 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at December 31, 2013, was approximately $2.6 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes the information on the options granted under the 2006 EIP and 2013 LTIP at December 31, 2013:

Outstanding				Vested and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	132,122	2.92	$13.12	132,122	$13.12
13.13 - 28.88	2,201,725	8.38	$25.23	19,747	$25.23
28.89 - 50.88	656,042	8.11	$34.12	656,042	$34.12
50.89 - 84.80	32,934	6.67	$77.88	16,819	$76.68

$0.00 - $84.80	3,022,823	8.06	$27.21	824,730	$31.49

Executive Management Rollover Options		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2013	103	287,578	$5.47
Canceled	23	(23)	—
Discontinuance of the 2006 EIP	(126)	—	—
Exercised	—	(216,356)	5.47

Balance at December 31, 2013	—	71,199	$5.47

The executive management rollover options are fully vested and have an average remaining life of 0.7 years. The aggregate intrinsic value of these options at December 31, 2013 was approximately $1.4 million.

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the period:

	2013	2012	2011
Risk-free interest rate	1.56%	1.35%	1.87%
Dividend yield	3.07%	0.00%	0.00%
Expected volatility	35.20%	34.70%	33.20%
Expected life (years)	6.25	6.25	6.50
Fair value of option award	$6.05	$12.24	$31.36

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

Restricted Stock

In connection with our IPO, our compensation committee accelerated the vesting of all remaining unvested shares subject to the restricted stock award and special bonus agreements and restricted stock award agreements

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

entered into pursuant to the 2006 EIP. The acceleration resulted in the vesting of an aggregate of 42,562 shares of common stock. As a result of the accelerated vesting, $1.2 million of share-based compensation was recognized in SG&A during 2013.

Upon completion of our IPO, we paid each of our non-employee directors, who are not affiliated with our Sponsors, 5,000 fully vested shares of common stock with the stock award subject to pro rata forfeiture if the director did not remain on the board for at least six months. On July 30, 2013, 269,039 shares of restricted stock were granted to certain employees of West Corporation at a market price of $22.06. These restricted shares vest over a period of three years with one-third of the restricted shares becoming unrestricted on each of the first through third anniversaries of the award.

At December 31, 2013 and 2012, there was approximately $15.2 million and $15.9 million of unrecorded and unrecognized compensation expense related to unvested share based compensation stock options and restricted stock under the 2006 EIP and 2013 LTIP, respectively, which will be recognized over the remaining vesting period of approximately 2.5 years.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”) under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. As of December 31, 2013, no shares had been issued under the ESPP. We recognized compensation expense for this plan of $0.3 million in 2013. The grant date fair value, net of the 15% discount on October 1, 2013, was $18.85.

Share-Based Compensation Expense

For the years 2013, 2012 and 2011, share-based compensation expense was $10.6 million, $25.8 million and $23.3 million, respectively. The net income effect of share-based compensation expense for 2013, 2012 and 2011 was approximately $6.7 million, $15.6 million and $19.0 million, respectively.

13. EARNINGS PER SHARE

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

(Amount in thousands)	Year Ended December 31, 2011
Net income	$127,493
Less: accretion of Class L Shares	171,567

Net loss attributable to common stock	(44,074)
Income attributable to Class L Shares	171,567

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2013	2012	2011
Earnings (loss) per common share:
Basic Class L			$17.18
Basic common	$1.82	$2.04	$(4.01)

Diluted Class L			$16.48
Diluted common	$1.78	$1.98	$(4.01)

Weighted average number of shares outstanding:
Basic Class L			9,984
Basic common	78,875	61,528	10,989

Dilutive impact of stock options:

Class L shares			424
Common shares	1,443	1,995	—

Diluted Class L shares			10,408
Diluted common shares	80,318	63,523	10,989

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that have a dilutive

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

effect on earnings per share. At December 31, 2013 and 2012, 713,662 and 2,681,313, stock options were outstanding, respectively, with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options. At December 31, 2011, for purposes of calculating the diluted earnings per share for the common shares, 315,563 options outstanding to purchase common shares were excluded from the computation of diluted common shares outstanding as the income allocable to the common shares was a loss, therefore the effect was anti-dilutive.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity within accumulated other comprehensive income (loss) for the three years ended December 31, 2013, 2012 and 2011 were as follows (net of tax):

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $(5,605)	9,145	—	9,145
Reclassification of cash flow hedge into earnings, net of tax of $1,349 (1)	—	(2,201)	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	—	3,987	3,987

BALANCE, December 31, 2013	$(12,200)	$—	$(12,200)

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2012	$(27,300)	$(4,736)	$(32,036)
Foreign currency translation adjustment, net of tax of $(3,650)	5,955	—	5,955
Reclassification of cash flow hedge into earnings, net of tax of $2,626 (1)	—	(4,284)	(4,284)
Unrealized gain on cash flow hedges, net of tax of $(4,434)	—	7,234	7,234

BALANCE, December 31, 2012	$(21,345)	$(1,786)	$(23,131)

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2011	$(9,066)	$(17,184)	$(26,250)
Foreign currency translation adjustment, net of tax of $11,176	(18,234)	—	(18,234)
Reclassification of cash flow hedge into earnings, net of tax of $(3,180) (1)	—	5,188	5,188
Unrealized gain on cash flow hedges, net of tax of $(4,450)	—	7,260	7,260

BALANCE, December 31, 2011	$(27,300)	$(4,736)	$(32,036)

(1)	Recorded as interest expense in the consolidated statement of operations.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

15.	COMMITMENTS AND CONTINGENCIES

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

16.	SEGMENTS

We operate in two reportable segments:

Unified Communications, including conferencing and collaboration services, event services, alerts and notification services and IP-based unified communication solutions; and

Communication Services, including emergency communications, automated call processing, agent-based services and telephony / interconnect services.

	For the year ended December 31,
	2013	2012	2011
Revenue:
Unified Communications	$1,498,213	$1,451,301	$1,364,032
Communication Services	1,223,855	1,198,320	1,137,900
Intersegment eliminations	(36,213)	(11,597)	(10,607)

Total	$2,685,855	$2,638,024	$2,491,325

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$89,627	$88,253	$85,566
Communication Services	90,657	94,169	86,342

Total	$180,284	$182,422	$171,908

Operating Income:
Unified Communications	$386,436	$384,565	$363,226
Communication Services	93,778	93,610	104,902

Total	$480,214	$478,175	$468,128

Capital Expenditures:
Unified Communications	$60,289	$63,236	$61,063
Communication Services	52,686	55,519	46,952
Corporate	14,730	9,674	12,107

Total	$127,705	$128,429	$120,122

	As of December 31,
	2013	2012	2011
Assets:
Unified Communications	$1,670,073	$1,629,019	$1,620,444
Communication Services	1,382,391	1,437,695	1,379,125
Corporate	433,800	381,439	227,949

Total	$3,486,264	$3,448,153	$3,227,518

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Platform-based service revenue includes services provided in both the Unified Communications Services and Communication Services segments, while agent-based service revenue is provided in the Communication Services segment. Revenue from platform-based services was $1,955.2 million, $1,886.5 million and $1,759.0 million in 2013, 2012 and 2011, respectively. Revenue from agent-based services was $742.2 million, $762.1 million and $740.8 million in 2013, 2012 and 2011, respectively. The platform-based and agent-based revenue is presented prior to intercompany eliminations.

For 2013, 2012 and 2011, our largest 100 clients accounted for approximately 54%, 57% and 55% of total revenue, respectively. In 2013 and 2012, no client accounted for more than 10% of our aggregate revenue. The aggregate revenue as a percentage of our total revenue from our largest client, AT&T, during 2011 was approximately 10%.

No individual country outside of the United States accounted for greater than 10% of aggregate revenue for 2013, 2012 or 2011. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the year ended December 31,
	2013	2012	2011
Revenue:
Americas—United States	$2,186,555	$2,149,971	$2,018,179
Europe, Middle East & Africa (EMEA)	311,774	296,705	292,397
Asia—Pacific	163,946	168,046	154,238
Americas—Other	23,580	23,302	26,511

Total	$2,685,855	$2,638,024	$2,491,325

	As of December 31,
	2013	2012	2011
Long-Lived Assets:
Americas—United States	$2,432,477	$2,446,090	$2,373,428
Europe, Middle East & Africa (EMEA)	204,282	210,902	206,598
Asia—Pacific	25,209	27,787	21,599
Americas—Other	2,726	2,282	4,107

Total	$2,664,694	$2,687,061	$2,605,732

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(4.9) million, $(3.5) million and $4.2 million in 2013, 2012 and 2011, respectively.

Subsequent to December 31, 2013, we implemented an organizational change in which our Chief Executive Officer began making strategic and operational decisions and allocating resources based on the assessment of performance of a revised organizational structure. In the first quarter of 2014, all prior period comparative information will be recast to reflect this change as if it had taken place in all periods presented.

17.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2013, three customers accounted for $58.3 million or 12.9% of gross accounts receivable, compared to $55.7 million, or 12.2% of gross receivables at December 31, 2012. We perform ongoing credit evaluations of our

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts receivable. At February 13, 2014, $55.1 million, or 94.6%, of the December 31, 2013 accounts receivable from the three customers noted above had been received.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$220,730	$262,216	$243,825
Cash paid for income taxes, net of refunds of $6,401, $ 5,546 and $8,069	$68,338	$82,407	$28,934
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$17,772	$18,471	$15,531
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Net settlement of stock options exercised	$644	$9,405	$1,688
Net settlement of shares issued from the deferred compensation plan	$792	$2,231	$—
Conversion of Class L common shares to Class A common shares	$—	$—	$1,675,434

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2013 and 2012, in thousands.

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013 (1)	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$660,224	$672,695	$665,366	$687,570	$2,685,855
Cost of services	309,067	311,939	310,533	329,040	1,260,579

Gross Profit	351,157	360,756	354,833	358,530	1,425,276
SG&A	257,867	226,018	231,407	229,770	945,062

Operating income	93,290	134,738	123,426	128,760	480,214

Net income	$3,055	$43,668	$46,148	$50,331	$143,202

Earnings per common share
Basic Common	$0.05	$0.52	$0.55	$0.60	$1.82

Diluted Common	$0.05	$0.51	$0.54	$0.59	$1.78

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012 (2)	December 31, 2012
Revenue	$639,062	$661,895	$656,896	$680,171	$2,638,024
Cost of services	291,702	307,286	307,699	317,772	1,224,459

Gross Profit	347,360	354,609	349,197	362,399	1,413,565
SG&A	233,118	233,110	231,905	237,257	935,390

Operating income	114,242	121,499	117,292	125,142	478,175

Net income	$34,044	$36,694	$22,096	$32,707	$125,541

Earnings per common share
Basic Common	$0.55	$0.60	$0.36	$0.53	$2.04

Diluted Common	$0.54	$0.58	$0.35	$0.51	$1.98

(1)	Results of operations and net income in the first quarter of 2013 were affected by the Sponsor management fee, related termination of the management agreement, IPO related bonuses and subordinated debt call premium which had a $27.8 million negative impact on net income.
(2)	Results of operations in the third quarter of 2012 were affected by a pre-tax $10.0 million expense associated with the dividend equivalent attributed to participants in our Deferred Compensation Plan, $8.3 million of additional share-based compensation associated with the dividend and $10.3 million of additional interest expense incurred with the refinancing.

20.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON- GUARANTOR

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$2,147,481	$538,374	$—	$2,685,855
COST OF SERVICES	—	976,172	284,407	—	1,260,579
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,187	760,124	176,751	—	945,062

OPERATING INCOME (LOSS)	(8,187)	411,185	77,216	—	480,214
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(155,201)	(100,128)	22,723	—	(232,606)
Subordinated debt call premium and accelerated amortization of deferred financing costs	(23,105)	—	—	—	(23,105)
Subsidiary Income	251,492	120,250	—	(371,742)	—
Other, net	11,069	(74,510)	65,699	—	2,258

Other income (expense)	84,255	(54,388)	88,422	(371,742)	(253,453)

INCOME BEFORE INCOME TAX EXPENSE	76,068	356,797	165,638	(371,742)	226,761
INCOME TAX EXPENSE (BENEFIT)	(67,134)	105,748	44,945	—	83,559

NET INCOME	143,202	251,049	120,693	(371,742)	143,202

Foreign currency translation adjustments, net of tax of $(5,605)	9,145	—	9,145	(9,145)	9,145
Reclassification of a cash flow hedge into earnings, net of tax of $1,349	(2,201)	—	—	—	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	3,987	—	—	—	3,987

Other comprehensive income, net of tax of $(6,700)	10,931	—	9,145	(9,145)	10,931

COMPREHENSIVE INCOME	$154,133	$251,049	$129,838	$(380,887)	$154,133

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$2,082,225	$555,799	$—	$2,638,024
COST OF SERVICES	—	984,870	239,589	—	1,224,459
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,040	765,167	153,183	—	935,390

OPERATING INCOME (LOSS)	(17,040)	332,188	163,027	—	478,175
OTHER INCOME (EXPENSE):
Interest Expense, net of income	(180,090)	(109,346)	17,893	—	(271,543)
Subsidiary Income	262,313	125,429	—	(387,742)	—
Other, net	5,610	16,776	(21,409)	—	977

Other income (expense)	87,833	32,859	(3,516)	(387,742)	(270,566)

INCOME BEFORE INCOME TAX EXPENSE	70,793	365,047	159,511	(387,742)	207,609
INCOME TAX EXPENSE (BENEFIT)	(54,748)	104,630	32,186	—	82,068

NET INCOME	125,541	260,417	127,325	(387,742)	125,541

Foreign currency translation adjustments, net of tax of $(3,650)	5,955	—	5,955	(5,955)	5,955
Reclassification of a cash flow hedge into earnings, net of tax of $2,626	(4,284)	—	—	—	(4,284)
Unrealized gain on cash flow hedges, net of tax of $(4,434)	7,234	—	—	—	7,234

Other comprehensive income, net of tax of $(5,458)	8,905	—	5,955	(5,955)	8,905

COMPREHENSIVE INCOME	$134,446	$260,417	$133,280	$(393,697)	$134,446

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2011
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,970,681	$520,644	$—	$2,491,325
COST OF SERVICES	—	897,639	215,650	—	1,113,289
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,927	733,967	156,014	—	909,908

OPERATING INCOME (LOSS)	(19,927)	339,075	148,980	—	468,128
OTHER INCOME (EXPENSE):
Interest Expense, net of income	(165,856)	(117,986)	14,426	—	(269,416)
Subsidiary Income	270,245	121,029	—	(391,274)	—
Other, net	1,457	17,197	(12,839)	—	5,815

Other income (expense)	105,846	20,240	1,587	(391,274)	(263,601)

INCOME BEFORE INCOME TAX EXPENSE	85,919	359,315	150,567	(391,274)	204,527
INCOME TAX EXPENSE (BENEFIT)	(41,574)	89,986	28,622	—	77,034

NET INCOME	127,493	269,329	121,945	(391,274)	127,493

Foreign currency translation adjustments, net of tax of $11,176	(18,234)	—	(18,234)	18,234	(18,234)
Reclassification of a cash flow hedge into earnings, net of tax of $(3,180)	5,188	—	—	—	5,188
Unrealized gain (loss) on cash flow hedges, net of tax of $(4,450)	7,260	—	—	—	7,260

Other comprehensive loss, net of tax of $3,546	(5,786)	—	(18,234)	18,234	(5,786)

COMPREHENSIVE INCOME	$121,707	$269,329	$103,711	$(373,040)	$121,707

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,445	$—	$111,909	$(11,313)	$230,041
Trust and restricted cash	6,283	15,396	—	—	21,679
Accounts receivable, net	—	67,217	382,972	—	450,189
Intercompany receivables	—	1,099,177	12,929	(1,112,106)	—
Deferred income taxes receivable	95,120	9,908	—	(105,028)	—
Prepaid assets	3,639	25,034	7,359	—	36,032
Deferred expenses	—	43,290	10,343	—	53,633
Other current assets	4,469	8,003	17,524	—	29,996

Total current assets	238,956	1,268,025	543,036	(1,228,447)	821,570
Property and equipment, net	68,330	248,584	47,851	—	364,765
INVESTMENT IN SUBSIDIARIES	1,859,586	466,182	—	(2,325,768)	—
GOODWILL	—	1,637,725	186,196	—	1,823,921
INTANGIBLES, net	—	213,306	18,135	—	231,441
OTHER ASSETS	139,370	85,431	19,766	—	244,567

TOTAL ASSETS	$2,306,242	$3,919,253	$814,984	$(3,554,215)	$3,486,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,705	$56,212	$31,074	$(11,313)	$82,678
Intercompany payables	898,700	—	213,406	(1,112,106)	—
Deferred revenue	—	85,665	27,740	—	113,405
Accrued expenses	76,859	224,559	53,292	(105,028)	249,682
Current maturities of long-term debt	4,102	7,775	—	—	11,877

Total current liabilities	986,366	374,211	325,512	(1,228,447)	457,642
LONG-TERM OBLIGATIONS, less current maturities	1,966,256	1,547,214	—	—	3,513,470
DEFERRED INCOME TAXES	10,603	99,817	2,056	—	112,476
OTHER LONG-TERM LIABILITIES	83,189	40,483	19,176	—	142,848
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(740,172)	1,857,528	468,240	(2,325,768)	(740,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,306,242	$3,919,253	$814,984	$(3,554,215)	$3,486,264

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

(AMOUNTS IN THOUSANDS)

	December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,010	$1,821	$71,280	$—	$179,111
Trust and restricted cash	—	14,518	—	—	14,518
Accounts receivable, net	—	67,959	376,452	—	444,411
Intercompany receivables	—	828,896	—	(828,896)	—
Deferred income taxes receivable	99,976	11,621	10,088	(108,537)	13,148
Prepaid assets	9,857	25,890	6,382	—	42,129
Deferred expenses	—	30,767	7,675	—	38,442
Other current assets	11,403	13,672	4,258	—	29,333

Total current assets	227,246	995,144	476,135	(937,433)	761,092
Property and equipment, net	70,210	249,523	45,163	—	364,896
INVESTMENT IN SUBSIDIARIES	1,477,884	373,665	—	(1,851,549)	—
GOODWILL	—	1,637,725	179,126	—	1,816,851
INTANGIBLES, net	—	249,112	36,560	—	285,672
OTHER ASSETS	126,873	88,491	4,278	—	219,642

TOTAL ASSETS	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,627	$84,579	$21,041	$—	$120,247
Intercompany payables	550,799	—	278,097	(828,896)	—
Accrued expenses	48,524	319,480	52,829	(108,537)	312,296
Current maturities of long-term debt	8,677	16,448	—	—	25,125

Total current liabilities	622,627	420,507	351,967	(937,433)	457,668
LONG-TERM OBLIGATIONS, less current maturities	2,426,293	1,566,238	—	—	3,992,531
DEFERRED INCOME TAXES	40,457	81,440	10,501	—	132,398
OTHER LONG-TERM LIABILITIES	62,522	49,207	3,513	—	115,242
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,249,686)	1,476,268	375,281	(1,851,549)	(1,249,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,902,213	$3,593,660	$741,262	$(2,788,982)	$3,448,153

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$287,046	$108,354	$(11,313)	$384,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,730)	(88,679)	(24,989)	—	(128,398)
Other	(6,283)	(814)	(13)	—	(7,110)

Net cash flows from investing activities	(21,013)	(89,493)	(25,002)	—	(135,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated notes	(450,000)	—	—	—	(450,000)
Proceeds from initial public offering, net of offering costs	398,066	—	—	—	398,066
Dividends paid	(56,674)	—	—	—	(56,674)
Payments of long-term revolving credit obligations	—	—	(85,000)	—	(85,000)
Proceeds from issuance of long-term revolving credit obligations	—	—	85,000	—	85,000
Debt issuance costs	(30,760)	—	—	—	(30,760)
Principal repayments on long-term obligations	(14,610)	(27,699)	—	—	(42,309)
Call premium paid on subordinated notes	(16,502)	—	—	—	(16,502)
Proceeds from stock options exercised including excess tax benefits	1,360	—	—	—	1,360
Other	(9)	—	—	—	(9)

Net cash flows from financing activities	(169,129)	(27,699)	—	—	(196,828)

Intercompany	213,577	(171,675)	(41,902)	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(821)	—	(821)
NET CHANGE IN CASH AND CASH EQUIVALENTS	23,435	(1,821)	40,629	(11,313)	50,930
CASH AND CASH EQUIVALENTS, Beginning of period	106,010	1,821	71,280	—	179,111

CASH AND CASH EQUIVALENTS, End of period	$129,445	$—	$111,909	$(11,313)	$230,041

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

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2013

Description (amounts in thousands)	Balance Beginning of Year	Reserves Obtained in Acquisitions	Additions- Charged (Credited) to Cost and Expenses	Deductions- Amounts Charged-Off	Balance End of Year
December 31, 2013—Allowance for doubtful accounts—Accounts receivable	$10,439	$—	$2,248	$(2,878)	$9,809

December 31, 2012—Allowance for doubtful accounts—Accounts receivable	$11,627	$—	$1,483	$(2,671)	$10,439

December 31, 2011—Allowance for doubtful accounts—Accounts receivable	$10,481	$374	$2,762	$(1,990)	$11,627

	Balance Beginning of Year	Valuation Allowance Obtained in Acquisitions	Additions	Deductions	Balance End of Year
December 31, 2013—Allowance for deferred income tax asset valuation	$112,626	$—	$984	$(3,933)	$109,677

December 31, 2012—Allowance for deferred income tax asset valuation	$114,686	$—	$—	$(2,060)	$112,626

December 31, 2011—Allowance for deferred income tax asset valuation	$119,684	$560	$70	$(5,628)	$114,686

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company, dated March 25, 2013 (incorporated by reference to Exhibit 3.01 to Form 8-K filed March 27, 2013)

3.02	Second Amended and Restated By-Laws of the Company effective March 27, 2013 (incorporated by reference to Exhibit 3.2 to Form 8-K dated March 27, 2013)

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.02) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.03	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.04	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012)

10.05	Amendment No. 3 to Amended and Restated Credit Agreement; Amendment No. 1 to Guarantee Agreement, dated as of February 20, 2013, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 21, 2013)

10.06	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014)

10.07	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

Exhibit Number	Description
10.08	Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.09	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.10	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.11

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing

Statement, dated October 24, 2006, from West Business Services, LP to Lehman

Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.12

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing

Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman

Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.13	Indenture, dated as of October 5, 2010, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 6, 2010)

10.14	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated May 3, 2011)

10.15	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q dated November 1, 2011)

10.16	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on July 27, 2012)

10.17	Indenture, dated as of November 24, 2010, among West, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2010)

Exhibit Number	Description
10.18	Supplemental Indenture, dated as of April 21, 2011, by and among 760 Northlawn Drive, LLC, Twenty First Century International Services LLC, Twenty First Century Crisis Communications, LLC, Twenty First Century Communications, Inc., Twenty First Century Communications of Canada, Inc., InterCall Communications, Inc., West UC Solutions Holdings, Inc., West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $650.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated May 3, 2011)

10.19	Supplemental Indenture, dated as of September 1, 2011, by and among InterCall Communications, Inc., Holly Connects, Inc. and Unisfair, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $650.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q dated November 1, 2011)

10.20	Supplemental Indenture, dated as of June 19, 2012, by and among Hypercube, LLC, Annex Holdings HC Corporation, Rubik Acquisition Company, LLC, West Corporation, and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $650.0 million aggregate principal amount of 7 7/8% senior notes due 2019 (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on July 27, 2012)

10.21	Management Agreement, dated as of October 24, 2006, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on November 9, 2006)

10.22	Management Letter Agreement, dated as of March 8, 2013, among Omaha Acquisition Corp., West Corporation, Quadrangle Advisors II LLC, and THL Managers VI, LLC (incorporated by reference to Exhibit 10.64 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.23	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.24	Amended and Restated Stockholder Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.65 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.25	Amended and Restated Registration Rights and Coordination Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.63 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.26	Letter Agreement regarding confidentiality, dated as of June 24, 2013, among West Corporation and the THL Investors **

10.27	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.28	Second Lease Amendment and Extension Agreement dated as of October 24, 2012, effective as of November 1, 2012, between 99-Maple Partnership and West Business Solutions, LLC (incorporated by reference to Exhibit 10.04 to Form 10-Q filed October 26, 2012)

Exhibit Number	Description
10.29	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.66 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.30	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.31	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.32	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.33	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 29, 2012) (1)

10.34	Amended and Restated Restricted Stock Award and Special Bonus Agreement between West Corporation and Todd B. Strubbe dated February 14 , 2012 (incorporated by reference to Exhibit 10.40 to Form 10-K filed February 14, 2012) (1)

10.35	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.36	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 29, 2012) (1)

10.37	Alternative Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 29, 2012) (1)

10.38	Form of Rollover Option Grant Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.39	West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.40	Form of Restricted Stock Award Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 1, 2013) (1)

10.41	Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 1, 2013) (1)

10.42	West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 1, 2013)

10.43	West Corporation Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.44	West Corporation Nonqualified Deferred Compensation Plan, as amended as restated effective March 27, 2013 (incorporated by reference to Exhibit 10.67 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.45	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan dated as of April 24, 2013 (incorporated by reference to Form 10-Q dated April 29, 2013)

10.46	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 25, 2014 (1)**

10.47	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 3, 2009) (1)

Exhibit Number	Description
10.48	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed April 29, 2013) (1)

10.49	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.50	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1) **

10.51	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.52	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1) **

10.53	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.54	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1) **

10.55	Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 12, 2010) (1)

10.56	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1) **

10.57	Employment Agreement between West Corporation and Steven M. Stangl dated December 31, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 7, 2009) (1)

10.58	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Steven M. Stangl, dated December 31, 2008 (1) **

21.01	Subsidiaries **

23.01	Consent of independent registered public accounting firm **
31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2013, filed on February 20, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith