Form 10-Q
period 2014-03-31
WEST CORP
filed 2014-05-02
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 25, 2014, 83,945,292 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

May 2, 2014

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
REVENUE	$676,152	$660,224
COST OF SERVICES	316,682	309,067
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	237,613	257,867

OPERATING INCOME	121,857	93,290
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $144 and $63	(48,966)	(72,879)
Subordinated debt call premium	—	(16,502)
Other, net	712	979

Other expense	(48,254)	(88,402)

INCOME BEFORE INCOME TAX EXPENSE	73,603	4,888
INCOME TAX EXPENSE	27,325	1,833

NET INCOME	$46,278	$3,055

EARNINGS PER COMMON SHARE:
Basic Common	$0.55	$0.05
Diluted Common	$0.54	$0.05
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	83,803	63,918
Diluted Common	85,226	65,366
DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net income	$46,278	$3,055
Foreign currency translation adjustments, net of tax of $1,349 and $4,099	(2,285)	(6,688)
Reclassification of cash flow hedges into earnings, net of tax of $0 and $660	—	(1,076)
Unrealized gain on cash flow hedges, net of tax of $0 and $(1,287)	—	2,100

Comprehensive income (loss)	$43,993	$(2,609)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,989	$230,041
Trust and restricted cash	21,525	21,679
Accounts receivable, net of allowance of $8,331 and $9,809	468,423	450,189
Prepaid assets	55,680	36,032
Deferred expenses	59,512	53,633
Other current assets	25,606	29,996

Total current assets	888,735	821,570
PROPERTY AND EQUIPMENT:
Property and equipment	1,304,726	1,280,420
Accumulated depreciation and amortization	(944,660)	(915,655)

Total property and equipment, net	360,066	364,765
GOODWILL	1,820,682	1,823,921
INTANGIBLE ASSETS, net of accumulated amortization of $541,108 and $528,936	219,484	231,441
OTHER ASSETS	255,143	244,567

TOTAL ASSETS	$3,544,110	$3,486,264

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$89,859	$82,678
Deferred revenue	108,850	113,405
Accrued expenses	266,873	249,682
Current maturities of long-term debt	17,815	11,877

Total current liabilities	483,397	457,642
LONG-TERM OBLIGATIONS, less current maturities	3,507,532	3,513,470
DEFERRED INCOME TAXES	113,353	112,476
OTHER LONG-TERM LIABILITIES	149,230	142,848

Total liabilities	4,253,512	4,226,436
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ DEFICIT:
Common stock $0.001 par value, 475,000 shares authorized, 83,960 and 83,745 shares issued and 83,868 and 83,653 shares outstanding	84	84
Additional paid-in capital	2,138,073	2,132,441
Retained deficit	(2,827,766)	(2,855,189)
Accumulated other comprehensive loss (Note 9)	(14,485)	(12,200)
Treasury stock at cost (92 shares)	(5,308)	(5,308)

Total stockholders’ deficit	(709,402)	(740,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,544,110	$3,486,264

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,278	$3,055
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	29,026	27,807
Amortization	15,205	16,550
Provision for share-based compensation	3,632	3,190
Deferred income tax expense	3,123	4,343
Amortization of deferred financing costs	4,874	4,654
Other	5	27
Changes in operating assets and liabilities
Accounts receivable	(18,925)	5,049
Other assets	(32,384)	(16,214)
Accounts payable	15,133	(7,711)
Accrued wages and benefits	11,410	21,224
Accrued subordinated debt call premium	—	16,502
Accrued interest	(6,083)	20,871
Other liabilities and income tax payable	14,184	(681)

Net cash flows from operating activities	85,478	98,666

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(35,528)	(33,542)
Other	154	(421)

Net cash flows used in investing activities	(35,374)	(33,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	400,464
Proceeds from revolving credit facilities	—	50,000
Payment of deferred financing and other debt-related costs	(5,766)	(29,972)
Principal repayments on long-term obligations	—	(10,062)
Proceeds from stock options and ESPP shares including excess tax benefits	1,960	(689)
Dividends paid	(18,910)	(158)
Other	—	(2)

Net cash flows (used in) from financing activities	(22,716)	409,581

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	560	(2,259)
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,948	472,025
CASH AND CASH EQUIVALENTS, Beginning of period	230,041	179,111

CASH AND CASH EQUIVALENTS, End of period	$257,989	$651,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$49,727	$47,248

Cash paid during the period for income taxes, net of refunds of $2,116 and $114	$23,135	$16,195

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$9,873	$8,224

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES)

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Deficit
BALANCE, January 1, 2014	$84	$2,132,441	$(2,855,189)	$(5,308)	$(12,200)	$(740,172)
Net income			46,278			46,278
Dividends declared (cash dividend/$0.225 per share)			(18,855)			(18,855)
Foreign currency translation adjustment, net					(2,285)	(2,285)
Executive Deferred Compensation Plan activity		(19)				(19)
Shares issued from the Employee Stock Purchase Plan (77,198 shares)		1,687				1,687
Stock options exercised including related tax benefits (66,226 shares)		762				762
Share based compensation		3,202				3,202

BALANCE, March 31, 2014	$84	$2,138,073	$(2,827,766)	$(5,308)	$(14,485)	$(709,402)

BALANCE, January 1, 2013	$62	$1,720,639	$(2,941,948)	$(5,308)	$(23,131)	$(1,249,686)
Net income			3,055			3,055
Foreign currency translation adjustment, net					(6,688)	(6,688)
Reclassification of cash flow hedges into earnings, net of tax of $660					(1,076)	(1,076)
Unrealized gain on cash flow hedges, net of tax of $(1,287)					2,100	2,100
Executive Deferred Compensation Plan activity		1,472				1,472
Issuance of common stock in connection with initial public offering (21,275,000 shares)	21	401,012				401,033
Initial public offering costs		(2,860)				(2,860)
Stock options exercised including related tax benefits (19,761 shares)		47				47
Share based compensation		2,445				2,445

BALANCE, March 31, 2013	$83	$2,122,755	$(2,938,893)	$(5,308)	$(28,795)	$(850,158)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description: West Corporation (the “Company” or “West”) is a leading provider of technology-driven communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad portfolio of services, including conferencing and collaboration, Internet Protocol (“IP”) communications, interactive services, public safety services, telecom services and agent services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

We operate in two reportable segments:

•	Unified Communications, including conferencing and collaboration, IP communications, interactive services; and

•	Communication Services, including public safety services, telecom services and agent services.

Effective January 1, 2014, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, automated call processing services management and operations has been moved from the Communication Services segment to the Unified Communications segment and has been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information is recast to reflect this change as if it had taken place in all periods presented.

Unified Communications

• Conferencing & Collaboration. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 148 million conference calls in 2013, a 10 percent increase over 2012. We provide our clients with an integrated global suite of meeting services. InterCall also offers multimedia event services designed to give our clients the ability to create, manage, distribute and reuse content internally and externally. Through a combination of proprietary products and strategic partnerships, our clients have the tools to support diverse internal and external multimedia requirements.

• IP Communications. We provide our clients with enterprise class IP communications solutions enabled by our technology. We offer hosted IP-private branch exchange (“PBX”) and enterprise call management, hosted and managed multiprotocol label switching (“MPLS”) network solutions, unified communications partner solution portfolio services, cloud-based security services and professional services and systems integration expertise.

• Interactive Services. We help our clients automate, navigate and solve their communication challenges across the customer lifecycle. We design, integrate, deliver and manage applications, services, platforms and networks that aim to improve the customer experience and drive efficiencies for our clients. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create automated customer experience across channels. In 2013, our interactive voice response (“IVR”) hosted contact center, and alerts and notifications platforms received and delivered 2.8 billion calls and data messages on behalf of our clients.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Communication Services

• Public Safety Services. We believe we are one of the largest providers of public safety services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens.

• Telecom Services. Our telecom services support the merging of traditional telecom, mobile and IP technologies to service providers and enterprises. We are a leading provider of local and national tandem switching services to carriers throughout the United States. We leverage our proprietary customer traffic information system, sophisticated call routing and control facility to provide tandem interconnection services to the competitive marketplace, including wireless, wire-line, cable telecom and Voice over Internet Protocol (“VoIP”) companies.

• Agent Services. We provide our clients with large-scale, agent services. We target opportunities that allow our agent services to be a part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We offer a flexible model that includes on-shore, off-shore and home-based agent capabilities to fit our clients’ needs.

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2013. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2014 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition – Conferencing services are generally billed and revenue recognized on a per participant minute basis. Web collaboration services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period. IP communications services are generally billed and revenue recognized on a per seat basis and interactive services are generally billed, and revenue recognized, on a per call, per message or per minute basis. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Public safety services revenue is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages and client acceptance. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Agent services revenue is generated in the month that services are performed and services are generally billed based on call duration, hours of input, number of calls or a contingent basis.

Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters.

Revenue for telecom services is recognized in the period the service is provided and when collection is reasonably assured. These telecom services are primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers.

Dividend—We funded the dividends paid in 2013 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On February 20, 2014, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.9 million to shareholders of record as of the close of business on February 10, 2014.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the year ended December 31, 2013 and the three months ended March 31, 2014:

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2013	$994,372	$822,479	$1,816,851
Foreign currency translation adjustment	7,070	—	7,070

Balance at December 31, 2013	$1,001,442	$822,479	$1,823,921

Balance at January 1, 2014	$1,001,442	$822,479	$1,823,921
Foreign currency translation adjustment	(3,239)	—	(3,239)

Balance at March 31, 2014	$998,203	$822,479	$1,820,682

The following table presents the gross carrying amount and accumulated impairment charge of goodwill, in thousands:

	As of
	March 31, 2014	December 31, 2013
Gross carrying amount	$1,858,357	$1,861,596
Accumulated impairment	(37,675)	(37,675)

Net carrying amount	$1,820,682	$1,823,921

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

	As of December 31, 2013			Weighted Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Customer lists	$547,860	$(422,367)	$125,493	9.5
Technology & Patents	122,099	(72,549)	49,550	8.7
Trade names (indefinite-lived)	47,110	—	47,110	Not applicable
Trade names (finite-lived)	27,414	(20,389)	7,025	4.3
Other intangible assets	15,894	(13,631)	2,263	4.3

Total	$760,377	$(528,936)	$231,441	8.4

	As of March 31, 2014			Weighted Average
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets	Amortization Period (Years)
Customer lists	$547,701	$(429,928)	$117,773	9.5
Technology & Patents	122,471	(75,717)	46,754	8.8
Trade names (indefinite-lived)	37,710	—	37,710	Not applicable
Trade names (finite-lived)	36,818	(21,617)	15,201	4.7
Other intangible assets	15,892	(13,846)	2,046	4.3

Total	$760,592	$(541,108)	$219,484	8.5

Amortization expense for finite-lived intangible assets was $12.3 million and $14.0 million for the three months ended March 31, 2014 and 2013, respectively. Estimated amortization expense for the intangible assets noted above for the year 2014 and the next five years is as follows:

2014	$45.2 million
2015	$37.3 million
2016	$27.8 million
2017	$20.9 million
2018	$18.3 million
2019	$16.6 million

During the three months ended March 31, 2014, we determined that the TeleVox trade name, previously considered indefinite lived, should be changed to a finite lived as we intend to begin the use of the trade name as an element of product offerings within interactive services under Unified Communications. We began amortizing the TeleVox trade name over a six-year life beginning January 1, 2014.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	March 31, 2014	December 31, 2013
Accrued wages	$73,963	$61,759
Accrued phone	54,998	48,201
Interest payable	42,709	48,793
Accrued other taxes (non-income related)	42,568	42,022
Deferred income tax	9,916	7,697
Accrued employee benefit costs	5,384	6,178
Income taxes payable	5,144	5,922
Accrued lease expense	3,302	3,204
Other current liabilities	28,889	25,906

	$266,873	$249,682

4. LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consisted of the following as of:

	March 31, 2014	December 31, 2013
Senior Secured Term Loan Facility, due 2016	312,097	312,097
Senior Secured Term Loan Facility, due 2018	2,063,250	2,063,250
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,525,347	3,525,347

Less: current maturities	(17,815)	(11,877)

Long-term obligations	$3,507,532	$3,513,470

On January 24, 2014, we modified our senior secured term loan facilities by entering into Amendment No. 4 to the Amended and Restated Credit Agreement (the “Credit Agreement”) among West Corporation, certain of our domestic subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and the various lenders party thereto (the “Fourth Amendment”; the Credit Agreement, as amended by the Fourth Amendment, the “Amended Credit Agreement”). The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all term loans. As of March 31, 2014, the interest rate margins applicable to the term loans due June 30, 2018 are 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the term loans due July 15, 2016 are 2.0% for LIBOR rate loans and 1.0% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the term loans. The interest rate floors effective March 31, 2014 were 0.75% for LIBOR rate loans and 1.75% for base rate loans. The Fourth Amendment also includes a soft call option applicable to the term loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that, on or prior to the six-month anniversary of the effective date of the Fourth Amendment, West or its subsidiary borrowers enter into certain repricing transactions.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Fourth Amendment, we incurred refinancing expenses of approximately $5.8 million, which will be amortized into interest expense over the remaining life of the Amended Credit Agreement.

At March 31, 2014, we were in compliance with our financial debt covenants.

5. HEDGING ACTIVITIES

Periodically, we have entered into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion under our outstanding senior secured term loan facility to fixed rate debt. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The cash flow hedges were recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings were affected by the hedged item. In June 2013, three interest rate swaps with a notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 1.685% to 1.6975%. At March 31, 2014 and December 31, 2013, we did not have any interest rate swaps.

The following presents, in thousands of dollars the impact of interest rate swaps on the consolidated statement of operations for the three months ended March 31, 2013.

Derivatives designated as hedging instruments	Amount of gain recognized in OCI for the three months ended March 31, 2013	Location of gain reclassified from OCI into earnings	Amount of gain reclassified from OCI into earnings for the three months ended March 31, 2013
Interest rate swaps	$1,024	Interest expense	$1,736

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. FAIR VALUE DISCLOSURES

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Nonqualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with the provisions of Accounting Standards Codification 320 Investments—Debt and Equity Securities considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market therefore; the fair value of these securities is determined by Level 1 inputs.

We evaluate classification within the fair value hierarchy at each period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Fair Value Measurements at March 31, 2014
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Other Assets
Trading securities	$55,268	$55,268	$—	$—	$55,268

		Fair Value Measurements at December 31, 2013
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Other Assets
Trading securities	$53,397	$53,397	$—	$—	$53,397

The fair value of our 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at March 31, 2014 was approximately $1,231.8 million compared to the carrying amount of $1,150.0 million. The fair value of our 8 5/8% senior notes and 7 7/8% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately $1,243.7 million compared to the carrying amount of $1,150.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at March 31, 2014 was approximately $2,365.4 million compared to the carrying amount of $2,375.3 million. The fair value of our senior secured term loan facilities at December 31, 2013 was approximately $2,385.0 million compared to the carrying amount of $2,375.3 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCK-BASED COMPENSATION

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock option activity under the 2006 EIP and 2013 LTIP for the three months ended March 31, 2014.

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2014	8,005,398	3,022,823	$27.21
Options granted	(109,093)	109,093	25.28
Options exercised	—	(21,164)	13.12
Canceled or forfeited (2013 LTIP)	1,200	(1,200)	23.17
Canceled or forfeited (2006 EIP)	—	(68,623)	26.39
Restricted stock granted	(12,591)	—	—
Restricted stock cancelled	12,750	—	—

Balance at March 31, 2014	7,897,664	3,040,929	$27.26

At March 31, 2014, we expect that approximately 20% of options granted will be canceled or forfeited over the vesting period. At March 31, 2014, the intrinsic value of options vested and exercisable was approximately $1.2 million. The aggregate intrinsic value of options outstanding at March 31, 2014, was approximately $1.6 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at March 31, 2014, was approximately $1.5 million.

The following table presents information regarding the options granted under the 2006 EIP and 2013 LTIP at March 31, 2014:

Outstanding				Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	110,958	2.68	$13.12	110,958	$13.12
13.13 - 28.88	2,245,243	8.01	25.23	671,188	25.64
28.89 - 50.88	652,294	7.31	34.12	652,294	34.12
50.89 - 84.80	32,434	6.33	77.78	19,634	77.84

$0.00 - $84.80	3,040,929	7.65	$27.26	1,454,074	$29.19

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Options Outstanding
Executive Management Rollover Options	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	—	71,199	$5.47
Exercised	—	(45,432)	5.47

Balance at March 31, 2014	—	25,767	$5.47

The executive management rollover options are fully vested and have an average remaining life of 0.85 years. The aggregate intrinsic value of these options at March 31, 2014 was approximately $0.5 million.

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the period.

	Three months ended March 31,
	2014	2013
Risk-free interest rate	2.04%	1.09%
Dividend yield	3.56%	0.0%
Expected volatility	30.12%	34.5%
Expected life (years)	6.25	6.25
Fair value of the option award	$5.27	$9.04

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

At March 31, 2014 and 2013, there was approximately $12.4 million and $13.9 million, respectively, of unrecorded and unrecognized compensation expense related to unvested stock options under the 2006 EIP and 2013 LTIP, respectively, which will be recognized over the remaining vesting period of approximately 2.2 years as of March 31, 2014.

Restricted Stock

During the three months ended March 31, 2014, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 12,591 shares of common stock with an aggregate fair value of approximately $300,000. 4,203 of these shares were granted to a new non-employee director and are fully vested subject to a pro rata forfeiture if the director does not remain on the board for at least six months. The remaining 8,388 shares were issued as an annual equity grant to our other two non-employee directors who are not affiliated with our former sponsors. These shares vest on the one-year anniversary of the date of grant.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. As of March 31, 2014, 77,198 shares had been issued under the ESPP. We recognized compensation expense for this plan of $0.3 million for the three months ended March 31, 2014.

Stock-Based Compensation Expense

For the three months ended March 31, 2014 and 2013, stock-based compensation expense was $3.6 million and $3.2 million, respectively.

8. EARNINGS PER SHARE

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended
	March 31,
(In thousands, except per share amounts)	2014	2013
Earnings per common share:
Basic-Common	$0.55	$0.05
Diluted-Common	$0.54	$0.05
Weighted average number of shares outstanding:
Basic- Common	83,803	63,918
Dilutive impact of stock options:
Common Shares	1,423	1,448
Diluted Common Shares	85,226	65,366

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that has a dilutive effect on earnings per share. At March 31, 2014 and 2013, 2,734,583 and 2,740,571 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Activity within accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013, was as follows (net of tax):

	Foreign Currency Translation	Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2014	$(12,200)	$—	$(12,200)
Foreign currency translation adjustment, net of tax of $1,349	(2,285)	—	(2,285)

BALANCE, March 31, 2014	$(14,485)	$—	$(14,485)

BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $4,099	(6,688)	—	(6,688)
Reclassification of cash flow hedges into earnings, net of tax of $660 (1)	—	(1,076)	(1,076)
Unrealized gain on cash flow hedges, net of tax of $(1,287)	—	2,100	2,100

BALANCE, March 31, 2013	$(28,033)	$(762)	$(28,795)

(1)	Recorded as interest expense in the condensed consolidated statement of operations.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. SEGMENTS

We operate in two reportable segments:

Unified Communications, including conferencing and collaboration, IP communications and interactive services; and

Communication Services, including public safety services, telecom services and agent services.

Effective January 1, 2014, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, automated call processing services management and operations has been moved from the Communication Services segment to the Unified Communications segment and has been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
Amount in thousands	2014	2013
Revenue:
Unified Communications	$404,917	$395,054
Communication Services	285,421	269,169
Intersegment Eliminations	(14,186)	(3,999)

Total	$676,152	$660,224

Operating Income:
Unified Communications	$100,695	$80,966
Communication Services	21,162	12,324

Total	$121,857	$93,290

Depreciation and Amortization (Included in Operating Income):
Unified Communications	$25,027	$24,089
Communication Services	19,204	20,268

Total	$44,231	$44,357

Capital Expenditures:
Unified Communications	$9,363	$11,812
Communication Services	12,470	10,590
Corporate	5,795	899

Total	$27,628	$23,301

	As of March 31, 2014	As of December 31, 2013
Assets:
Unified Communications	$1,788,055	$1,734,585
Communication Services	1,320,552	1,317,879
Corporate	435,503	433,800

Total	$3,544,110	$3,486,264

Platform-based service revenue includes services provided in both the Unified Communications and Communication Services segments, while agent services revenue is provided in the Communication Services segment. During the three months ended March 31, 2014 and 2013, revenue from platform-based services was $495.1 million and $481.4 million, respectively. During the three months ended March 31, 2014 and 2013, revenue from agent services was $184.3 million and $181.9 million, respectively. The platform-based and agent services revenues are presented prior to intercompany eliminations.

For the three months ended March 31, 2014 and 2013, our largest 100 clients represented 54% of our total revenue.

For the three months ended March 31, 2014 and 2013, revenues from non-U.S. countries represented approximately 19% of consolidated revenues in both periods. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2014	2013
Revenue:
Americas - United States	$545,861	$535,575
Europe, Middle East & Africa (EMEA)	85,672	79,124
Asia Pacific	38,626	39,723
Americas - Other	5,993	5,802

Total	$676,152	$660,224

	As of March 31, 2014	As of December 31, 2013
Long-Lived Assets:
Americas - United States	$2,427,623	$2,432,477
Europe, Middle East & Africa (EMEA)	197,496	204,282
Asia Pacific	28,032	25,209
Americas - Other	2,224	2,726

Total	$2,655,375	$2,664,694

The aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $1.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$535,201	$140,951	$—	$676,152
COST OF SERVICES	—	243,883	72,799	—	316,682
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,095	190,268	44,250	—	237,613

OPERATING INCOME (LOSS)	(3,095)	101,050	23,902	—	121,857
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(32,742)	(21,824)	5,600	—	(48,966)
Subsidiary Income	72,165	37,342	—	(109,507)	—
Other, net	2,933	(19,299)	17,078	—	712

Other income (expense)	42,356	(3,781)	22,678	(109,507)	(48,254)
INCOME BEFORE INCOME TAX EXPENSE	39,261	97,269	46,580	(109,507)	73,603
INCOME TAX EXPENSE (BENEFIT)	(7,017)	25,165	9,177	—	27,325

NET INCOME	46,278	72,104	37,403	(109,507)	46,278

Foreign currency translation adjustments, net of tax of $1,349	(2,285)	—	(2,285)	2,285	(2,285)

COMPREHENSIVE INCOME	$43,993	$72,104	$35,118	$(107,222)	$43,993

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,376	$—	$144,210	$(2,597)	$257,989
Trust and restricted cash	6,283	15,242	—	—	21,525
Accounts receivable, net	—	64,937	403,486	—	468,423
Intercompany receivables	—	1,083,715	—	(1,083,715)	—
Deferred income taxes receivable	—	10,051	—	(10,051)	—
Prepaid assets	7,386	37,941	10,353	—	55,680
Deferred expenses	—	46,279	13,233	—	59,512
Other current assets	3,273	6,026	16,307	—	25,606

Total current assets	133,318	1,264,191	587,589	(1,096,363)	888,735
Property and equipment, net	71,913	240,029	48,124	—	360,066
INVESTMENT IN SUBSIDIARIES	1,924,598	485,903	—	(2,410,501)	—
GOODWILL	—	1,637,725	182,957	—	1,820,682
INTANGIBLES, net	—	203,725	15,759	—	219,484
OTHER ASSETS	142,216	89,643	23,284	—	255,143

TOTAL ASSETS	$2,272,045	$3,921,216	$857,713	$(3,506,864)	$3,544,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,713	$52,384	$27,359	$(2,597)	$89,859
Intercompany payables	851,640	—	232,075	(1,083,715)	—
Deferred revenue	—	82,513	26,337	—	108,850
Accrued expenses	51,445	166,845	58,634	(10,051)	266,873
Current maturities of long-term debt	6,153	11,662	—	—	17,815

Total current liabilities	921,951	313,404	344,405	(1,096,363)	483,397
LONG - TERM OBLIGATIONS, less current maturities	1,964,206	1,543,326	—	—	3,507,532
DEFERRED INCOME TAXES	6,194	99,570	7,589	—	113,353
OTHER LONG-TERM LIABILITIES	89,096	42,437	17,697	—	149,230
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(709,402)	1,922,479	488,022	(2,410,501)	(709,402)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,272,045	$3,921,216	$857,713	$(3,506,864)	$3,544,110

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,445	$—	$111,909	$(11,313)	$230,041
Trust and restricted cash	6,283	15,396	—	—	21,679
Accounts receivable, net	—	67,217	382,972	—	450,189
Intercompany receivables	—	1,099,177	12,929	(1,112,106)	—
Deferred income taxes receivable	95,120	9,908	—	(105,028)	—
Prepaid assets	3,639	25,034	7,359	—	36,032
Deferred expenses	—	43,290	10,343	—	53,633
Other current assets	4,469	8,003	17,524	—	29,996

Total current assets	238,956	1,268,025	543,036	(1,228,447)	821,570
Property and equipment, net	68,330	248,584	47,851	—	364,765
INVESTMENT IN SUBSIDIARIES	1,859,586	466,182	—	(2,325,768)	—
GOODWILL	—	1,637,725	186,196	—	1,823,921
INTANGIBLES, net	—	213,306	18,135	—	231,441
OTHER ASSETS	139,370	85,431	19,766	—	244,567

TOTAL ASSETS	$2,306,242	$3,919,253	$814,984	$(3,554,215)	$3,486,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,705	$56,212	$31,074	$(11,313)	$82,678
Intercompany payables	898,700	—	213,406	(1,112,106)	—
Deferred revenue	—	85,665	27,740	—	113,405
Accrued expenses	76,859	224,559	53,292	(105,028)	249,682
Current maturities of long-term debt	4,102	7,775	—	—	11,877

Total current liabilities	986,366	374,211	325,512	(1,228,447)	457,642
LONG - TERM OBLIGATIONS, less current maturities	1,966,256	1,547,214	—	—	3,513,470
DEFERRED INCOME TAXES	10,603	99,817	2,056	—	112,476
OTHER LONG-TERM LIABILITIES	83,189	40,483	19,176	—	142,848
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(740,172)	1,857,528	468,240	(2,325,768)	(740,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,306,242	$3,919,253	$814,984	$(3,554,215)	$3,486,264

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$31,634	$45,128	$8,716	$85,478
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(5,795)	(24,789)	(4,944)	—	(35,528)
Other	—	154	—	—	154

Net cash flows used in investing activities	(5,795)	(24,635)	(4,944)	—	(35,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options and ESPP shares including excess tax benefits	1,960	—	—	—	1,960
Payment of deferred financing and other debt-related costs	(5,766)	—	—	—	(5,766)
Dividends paid	(18,910)	—	—	—	(18,910)

Net cash flows used in financing activities	(22,716)	—	—	—	(22,716)

Intercompany	15,442	(6,999)	(8,443)	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	560	—	560
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,069)	—	32,301	8,716	27,948
CASH AND CASH EQUIVALENTS, Beginning of period	129,445	—	111,909	(11,313)	230,041

CASH AND CASH EQUIVALENTS, End of period	$116,376	$—	$144,210	$(2,597)	$257,989

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$101,448	$(2,782)	$—	$98,666
CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions	—	—	(13)	—	(13)
Purchase of property and equipment	(899)	(22,519)	(10,124)	—	(33,542)
Other	—	(408)	—	—	(408)

Net cash flows used in investing activities	(899)	(22,927)	(10,137)	—	(33,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	400,464	—	—	—	400,464
Proceeds from revolving credit facilities	—	—	50,000	—	50,000
Proceeds and net settlement from stock options exercised including excess tax benefits	(689)	—	—	—	(689)
Principal payments on long-term obligations	(3,474)	(6,588)	—	—	(10,062)
Payment of deferred financing and other debt-related costs	(29,972)	—	—	—	(29,972)
Dividends paid	(158)	—	—	—	(158)
Other	(2)	—	—	—	(2)

Net cash flows from (used in) financing activities	366,169	(6,588)	50,000	—	409,581

Intercompany	70,265	(73,444)	3,179	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(2,259)	—	(2,259)
NET CHANGE IN CASH AND CASH EQUIVALENTS	435,535	(1,511)	38,001	—	472,025
CASH AND CASH EQUIVALENTS, Beginning of period	106,010	1,821	71,280	—	179,111

CASH AND CASH EQUIVALENTS, End of period	$541,545	$310	$109,281	$—	$651,136

13. SUBSEQUENT EVENTS

On April 21, 2014, we acquired Reliance Holding, Inc., doing business as School Messenger, a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $75.0 million and was funded by cash on hand. The acquisition will be integrated into our Unified Communications segment.

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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2013 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

Business Overview

We are a leading provider of technology-driven, communication services. We offer a broad portfolio of services, including conferencing and collaboration, IP communications, interactive services, public safety services, business process outsourcing and telecom services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific, Latin America and South America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communications needs of our clients. We have evolved our business mix from labor-intensive communication services to predominantly diversified and platform-based, technology-driven voice and data services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2013, we managed over 58 billion telecom minutes and approximately 148 million conference calls, facilitated over 290 million 9-1-1 calls, and our IVR, hosted contact center, and alerts and notifications platforms received and delivered over 2.8 billion calls and data messages. With approximately 755,000 telecom ports to handle conference calls, alerts and notifications and customer service calls at March 31, 2014, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 465,000 IP ports, which we believe provide us with the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent service offerings to our diverse client base.

We have evolved into a diversified and platform-based technology-driven service provider. Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 73% for the three months ended March 31, 2014 and our operating income from platform-based services has grown from 53% of total operating income to 92% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through an agent services or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent services and as a result to continue to increase as a percentage of our total revenue.

Financial Operations Overview

Revenue

In our Unified Communications segment, our interactive services are generally billed on a per minute or per message basis. Our conferencing and collaboration services and IP communications services are generally billed on a per participant minute or per seat basis. Billing rates for these services vary depending on participant geographic location, type of service (such as audio, video or web conferencing) and type of message (such as voice, text, email or fax). We also charge clients for additional features, such as conference call recording, transcription services or professional services. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends. We expect this trend to continue for the foreseeable future.

In our Communication Services segment, our public safety services are generally billed per month based on the number of billing telephone numbers or cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our communication equipment technology solutions. Our agent services are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent services. Our telecom services are generally billed based on usage of toll-free origination services.

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

The principal component of cost of services for our Communication Services segment is labor expense. Labor expense in costs of services primarily reflects compensation and benefits for the agents providing our agent services, but also includes compensation for personnel dedicated to public safety database management, manufacturing and development of our premise-based public safety solution as well as commissions for our sales professionals. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients. Significant components of our cost of services in this segment also include variable telephone expense.

Selling, General and Administrative Expenses

The principal component of our selling, general and administrative expenses (“SG&A”) is salary and benefits for our sales force, client support staff, technology and development personnel, senior management and other personnel involved in business support functions. SG&A also includes certain fixed telephone costs as well as other expenses that support the ongoing operation of our business, such as facilities costs, certain service contract costs, equipment depreciation and maintenance and amortization of finite-lived intangible assets.

Key Drivers Affecting Our Financial Position and Results of Operations

Factors Related to Our Indebtedness. On each of February 20, 2013 and January 24, 2014, West, certain domestic subsidiaries of West, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”) and Amendment No. 4 to Amended and Restated Credit Agreement (“Fourth Amendment”), respectively, in each case amending our Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, the Third Amendment and the Fourth Amendment, the “Amended Credit Agreement”).

The Third Amendment provided for a reduction in the applicable margins and interest rate floors of all term loans, extended the maturity of a portion of the term loans due July 2016 to June 2018, and added a further step down to the applicable margins of all term loans under the Amended Credit Agreement upon satisfaction of certain conditions, which conditions were satisfied effective as of April 30, 2013, continued to apply as of December 31, 2013 and were removed as a condition pursuant to the Fourth Amendment.

The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans (as defined below). The Fourth Amendment also provided for interest rate floors applicable to the Term Loans. The interest rate floors effective March 31, 2014 were 0.75% for LIBOR rate loans and 1.75% for base rate loans.

As of March 31, 2014, we had outstanding the following senior secured term loans:

•	Term loans in an aggregate principal amount of approximately $2.1 billion (the “2018 Maturity Term Loans”). The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans; and

•	Term loans in an aggregate principal amount of approximately $312.1 million (the “2016 Maturity Term Loans”; and, together with the 2018 Maturity Term Loans, the “Term Loans”). The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.0% for base rate loans.

On August 26, 2013, our revolving trade accounts receivable financing facility was amended and extended. The amended and extended facility provides for $185.0 million in available financing an extension of the maturity date to June 30, 2018, a reduction of the unused commitment fee to 0.45% from 0.50% and a decrease in the LIBOR spread on borrowings to 135 basis points from 150 basis points. As of April 9, 2014, we amended the amended and extended facility to include additional originators.

Overview of 2014 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the three months ended March 31, 2014. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report.

•	Our revenue increased $15.9 million, or 2.4% during the three months ended March 31, 2014 compared to revenue during the three months ended March 31, 2013.

•	Our operating income increased $28.6 million, or 30.6%, during the three months ended March 31, 2014 compared to operating income during the three months ended March 31, 2013. This increase in operating income is primarily the result of $28.0 million of expenses recorded in connection with our IPO during the first quarter of 2013.

•	On January 24, 2014, we amended our senior secured credit facilities which provided for a reduction in applicable margins and interest rate floors of all Term Loans.

•	Effective January 1, 2014, we implemented a revised organizational structure. Under the revised organizational structure, automated call processing services management and operations has been moved from the Communication Services segment to the Unified Communications segment and has been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue: Total revenue for the three months ended March 31, 2014 increased approximately $15.9 million, or 2.4%, to $676.2 million from $660.2 million for the three months ended March 31, 2013. This increase during the three months ended March 31, 2014 was entirely attributable to organic growth.

For the three months ended March 31, 2014 and 2013, our largest 100 clients represented 54% of total revenue.

Revenue by segment:

	For the three months ended March 31,
		% of Total		% of Total
	2014	Revenue	2013	Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$404,917	59.9%	$395,054	59.8%	$9,863	2.5%
Communication Services	285,421	42.2%	269,169	40.8%	16,252	6.0%
Intersegment eliminations	(14,186)	-2.1%	(3,999)	-0.6%	(10,187)	NM

Total	$676,152	100.0%	$660,224	100.0%	$15,928	2.4%

NM—Not Meaningful

For the three months ended March 31, 2014, Unified Communications revenue increased $9.9 million, or 2.5%, to $404.9 million from $395.1 million for the three months ended March 31, 2013. The increase was attributable primarily to the addition of new customers as well as an increase in usage of our conferencing and collaboration services and IP communication services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 10.6%, for the three months ended March 31, 2014 over the three months ended March 31, 2013. For the three months ended March 31, 2014, the average rate per minute for reservationless conferencing services declined by approximately 6.4%. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends which we expect to continue for the foreseeable future. Our Unified Communications international revenue grew to $123.0 million, an increase of 5.1% over the three months ended March 31, 2013.

For the three months ended March 31, 2014, Communication Services revenue increased $16.3 million, or 6.0%, to $285.4 million from $269.2 million for the three months ended March 31, 2013. Revenue from agent services for the three months ended March 31, 2014, increased $2.4 million compared with the three months ended March 31, 2013. Revenue from public safety and telecom services for the three months ended March 31, 2014 increased $13.8 million compared with the three months ended March 31, 2013. $10.0 million of the increase in public safety and telecom services revenue is internal with other West entities and eliminated in our consolidated results.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $7.6 million, or 2.5%, in the three months ended March 31, 2014, to $316.7 million, from $309.1 million for the three months ended March 31, 2013. As a percentage of revenue, cost of services remained at 46.8% in the three months ended March 31, 2014, the same percentage during the three months ended March 31, 2013.

Cost of services by segment:

	For the three months ended March 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$167,020	41.2%	$163,553	41.4%	$3,467	2.1%
Communication Services	162,690	57.0%	148,427	55.1%	14,263	9.6%
Intersegment eliminations	(13,028)	NM	(2,913)	NM	(10,115)	NM

Total	$316,682	46.8%	$309,067	46.8%	$7,615	2.5%

NM—Not meaningful

Unified Communications cost of services for the three months ended March 31, 2014 increased $3.5 million, or 2.1%, to $167.0 million from $163.6 million for the three months ended March 31, 2013. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services improved to 41.2% for the three months ended March 31, 2014 from 41.4% for the three months ended March 31, 2013. The decrease in cost of services as a percentage of revenue is due primarily to changes in the product mix.

Communication Services cost of services increased $14.3 million, or 9.6%, for the three months ended March 31, 2014 to $162.7 million from $148.4 million for the three months ended March 31, 2013. The increase in cost of services for the three months ended March 31, 2014 was driven by increased service volume primarily for internal platform-based services with other West entities and eliminated in our consolidated results. As a percentage of this segment’s revenue, Communication Services cost of services increased to 57.0% for the three months ended March 31, 2014 from 55.1%, for the three months ended March 31, 2013. The increase in cost of services as a percentage of revenue for the three months ended March 31, 2014 was primarily due to an increase in internal platform-based services. For the three months ended March 31, 2014 the increase in internal platform-based cost of services had a 1.4% impact on Communication Services cost of services as a percentage of revenue.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses decreased by approximately $20.3 million, or 7.9%, to $237.6 million for the three months ended March 31, 2014 from $257.9 million for the three months ended March 31, 2013. SG&A expenses in the first quarter of 2013 included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses (collectively, the “IPO Sponsor Fees and IPO Bonuses”). As a percentage of revenue, SG&A expenses improved to 35.1% for the three months ended March 31, 2014 from 39.1% for the three months ended March 31, 2013. For the three months ended March 31, 2013, the IPO Sponsor Fees and IPO Bonuses had a 4.3% impact on SG&A expenses as a percentage of revenue.

Selling, general and administrative expenses by segment:

	For the three months ended March 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
Selling, general and administrative expenses in thousands:
Unified Communications	$137,202	33.9%	$150,535	38.1%	$(13,333)	-8.9%
Communication Services	101,569	35.6%	108,418	40.3%	(6,849)	-6.3%
Intersegment eliminations	(1,158)	NM	(1,086)	NM	(72)	NM

Total	$237,613	35.1%	$257,867	39.1%	$(20,254)	-7.9%

NM—Not meaningful

Unified Communications SG&A expenses for the three months ended March 31, 2014 decreased $13.3 million, or 8.9%, to $137.2 million from $150.5 million for the three months ended March 31, 2013. As a percentage of this segment’s revenue, Unified Communications SG&A expenses was 33.9% for the three months ended March 31, 2014 compared to 38.1% for the three months ended March 31, 2013. The IPO Sponsor Fees and IPO Bonuses allocated to Unified Communications were $19.3 million for the three months ended March 31, 2013. Such allocated portion of the IPO Sponsor Fees and IPO Bonuses had a 4.9% impact on SG&A expenses as a percentage of revenue for Unified Communications. The remaining change in Unified Communications SG&A for the three months ended March 31, 2014, was primarily due to increases in compensation and benefits expenses in support of sales initiatives.

Communication Services SG&A expenses decreased $6.8 million, or 6.3%, to $101.6 million for the three months ended March 31, 2014 from $108.4 million for the three months ended March 31, 2013. As a percentage of this segment’s revenue, Communication Services SG&A expenses decreased to 35.6% for the three months ended March 31, 2014 from 40.3% for the three months ended March 31, 2013. The IPO Sponsor Fees and IPO Bonuses allocated to Communication Services were $8.7 million for the three months ended March 31, 2013. Such allocated portion of the IPO Sponsor Fees and IPO Bonuses had a 3.2% impact on SG&A expenses as a percentage of revenue for Communication Services. The remaining change in Communication Services SG&A for the three months ended March 31, 2014, was primarily due to increases in compensation and benefits expenses in support of sales initiatives.

Operating income: Operating income increased $28.6 million, or 30.6%, to $121.9 million for the three months ended March 31, 2014 from $93.3 million for the three months ended March 31, 2013. As a percentage of revenue, operating income increased to 18.0% for the three months ended March 31, 2014 from 14.1% for the three months ended March 31, 2013. This increase in operating income was primarily the result of the IPO Sponsor Fees and IPO Bonuses recorded during the three months ended March 31, 2013. The IPO Sponsor Fees and IPO Bonuses had a 4.3% impact on operating income as a percentage of revenue.

Operating income by segment:

	For the three months ended March 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$100,695	24.9%	$80,966	20.5%	$19,729	24.4%
Communication Services	21,162	7.4%	12,324	4.6%	8,838	71.7%

Total	$121,857	18.0%	$93,290	14.1%	$28,567	30.6%

Unified Communications operating income for the three months ended March 31, 2014 increased approximately $19.7 million, or 24.4% to $100.7 million from $81.0 million for the three months ended March 31, 2013. As a percentage of this segment’s revenue, Unified Communications operating income increased to 24.9% for the three months ended March 31, 2014 from 20.5% for the three months ended March 31, 2014. The IPO Sponsor Fees and IPO Bonuses, recorded during the three months ended March 31, 2013 and allocated to Unified Communications had a 4.9% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income increased $8.8 million, or 71.7%, to $21.2 million for the three months ended March 31, 2014 from $12.3 million for the three months ended March 31, 2013. As a percentage of this segment’s revenue, Communication Services operating income increased to 7.4% for the three months ended March 31, 2014 from 4.6% for the three months ended March 31, 2013. The IPO Sponsor Fees and IPO Bonuses, recorded during the three months ended March 31, 2013 and allocated to Communication Services had a 3.2% impact on operating income as a percentage of revenue for Communication Services.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. For the three months ended March 31, 2013, other income (expense) also included the $16.5 million call premium on the redemption of our 11% senior subordinated notes. Other income (expense) for the three months ended March 31, 2014 was ($48.3) million compared to ($88.4) million for the three months ended March 31, 2013. Interest expense for the three months ended March 31, 2014 was ($49.1) million compared to ($72.9) million during the three months ended March 31, 2013. This decrease in interest expense is due to lower effective interest rates on our variable rate senior secured term loan facilities, primarily a result of Third and Fourth Amendments and the effect of redeeming our $450 million principal amount of 11%, senior subordinated notes in April of 2013.

Net income – Net income increased $43.2 million for the three months ended March 31, 2014 to $46.3 million from $3.1 million for the three months ended March 31, 2013. The increase in net income was driven primarily by $28.6 million higher operating income, $23.8 million lower interest expense, $16.5 million of subordinated debt call premium recorded during the three months ended March 31, 2013 and a lower effective tax rate. Net income includes a provision for income tax expense at an effective rate of approximately 37.1% for the three months ended March 31, 2014, compared to 37.5% for the three months ended March 31, 2013. During the three months ended March 31, 2013, the IPO Sponsor Fees and IPO Bonuses and subordinated debt call premium had a $27.8 million negative impact on net income.

Earnings per common share: Earnings per common share-basic and diluted for the three months ended March 31, 2014 were $0.55 and $0.54, respectively. Earnings per common share-basic and diluted for the three months ended March 31, 2013 were $0.05. During the three months ended March 31, 2013, the IPO Sponsor Fees and IPO Bonuses and subordinated debt call premium had an aggregate impact of $0.43 and $0.42 on earnings per common share-basic and diluted, respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations supplemented by borrowings under our senior secured credit facilities, revolving credit facilities and asset securitization facilities.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments, quarterly dividends and the repayment of principal on debt.

The following table summarizes our net cash flows by category for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013	Change	% Change
Net cash flows from operating activities	$85,478	$98,666	$(13,188)	-13.4%
Net cash flows used in investing activities	$(35,374)	$(33,963)	$(1,411)	4.2%
Net cash flows (used in) from financing activities	$(22,716)	$409,581	$(432,297)	NM

NM—Not meaningful.

Net cash flows from operating activities decreased $13.2 million, or 13.4%, to $85.5 million for the three months ended March 31, 2014, compared to net cash flows from operating activities of $98.7 million for the three months ended March 31, 2013. The decrease in net cash flows from operating activities is primarily due to changes in working capital and the timing of interest payments, customer receipts and prepaid service contracts.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 62 days at March 31, 2014, compared to 60 days at March 31, 2013. At March 31, 2014, each additional day outstanding was an approximate $7.5 million reduction in our net cash flows from operating activities.

Net cash flows used in investing activities increased $1.4 million to $35.4 million for the three months ended March 31, 2014, compared to net cash flows used in investing activities of $34.0 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, cash used for capital expenditures was $35.5 million compared to $33.5 million for the three months ended March 31, 2013.

Net cash flows used in financing activities was $22.7 million for the three months ended March 31, 2014, compared to net cash flows from financing activities of $409.6 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, proceeds from our IPO, net of related offering costs, were $400.5 million. During the three months ended March 31, 2014, we did not draw on our revolving credit facilities. By comparison, proceeds under our revolving credit facilities during the three months ended March 31, 2013, were $50.0 million. During the three months ended March 31, 2014, deferred financing and other debt related costs of $5.8 million were paid in connection with the Fourth Amendment. No principal repayments on long-term obligations were required or made during the three months ended March 31, 2014, compared to $10.1 million paid during the three months ended March 31, 2013. During the three months ended March 31, 2014, dividends of $18.9 million were declared and paid compared to $0.2 million of dividend equivalent payments during the three months ended March 31, 2013, as a result of dividends declared in August, 2012.

As of March 31, 2014, the amount of cash and cash equivalents held by our foreign subsidiaries was $110.2 million. We have accrued U.S. taxes on $275.0 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate equal to approximately $18.9 million per quarter (or an annual rate of $75.5 million). Based on approximately 83.9 million shares of common stock outstanding, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On April 23, 2014, we announced a $0.225 per common share quarterly dividend. The dividend is payable May 15, 2014, to shareholders of record as of the close of business on May 5, 2014.

On April 21, 2014, we acquired Reliance Holding, Inc., doing business as School Messenger, a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $75.0 million and was funded by cash on hand. The acquisition will be integrated into our Unified Communications segment.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into the Fourth Amendment. The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans. As of March 31, 2014, the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.0% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors as of March 31, 2014 were 0.75% for LIBOR rate loans and 1.75% for base rate loans. The Fourth Amendment also includes a soft call option applicable to the Term Loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that, on or prior to the six-month anniversary of the effective date of the Fourth Amendment, West or its subsidiary borrowers enter into certain repricing transactions.

In connection with the Fourth Amendment, the Company incurred refinancing fees and expenses of approximately $5.8 million, which will be amortized into interest expense over the remaining life of the Senior Secured Credit Facilities.

Our Senior Secured Credit Facilities bear interest at variable rates. Our Senior Secured Credit Facilities require annual principal payments of approximately $23.8 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,985.9 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the Senior Secured Credit Facilities for the three months ended March 31, 2014 and 2013 were 4.07% and 5.92%, respectively.

Senior Secured Revolving Credit Facility

Our senior secured revolving credit facility provides senior secured financing of up to $201 million and matures on January 15, 2016. The senior secured revolving credit facility pricing is based on our total leverage ratio and the grid ranges from 2.75% to 3.50% for LIBOR rate loans (LIBOR plus 2.75% at March 31, 2014), and the margin ranges from 1.75% to 2.50% for base rate loans (base rate plus 1.75% at March 31, 2014). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The senior secured revolving credit facility was undrawn for the three months ended March 31, 2014 and March 31, 2013.

Subsequent to March 31, 2014, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $389.7 million, including the aggregate amount of $158.7 million of principal payments previously made in respect of Senior Secured Credit Facilities. Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

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

2019 Senior Notes

On November 24, 2010, we issued $650.0 million aggregate principal amount of 7 7⁄8% senior notes that mature January 15, 2019 (the “2019 Senior Notes”).

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

Amended and Extended Asset Securitization

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and the term of the facility was extended to August 27, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. As of April 9, 2014, we amended the amended and extended the facility to include additional originators. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At March 31, 2014 and December 31, 2013, the amended and extended asset securitization facility was undrawn. This facility was undrawn for the three months ending March 31, 2014. The highest balance outstanding during the three months ended March 31, 2013 was $50.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Amended Credit Agreement) may not exceed 6.50 to 1.0 at March 31, 2014, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 6.00 to 1.0 as of December 31, 2015). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2014. The Senior Secured Credit Facilities also contain various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business.

The Senior Secured Credit Facilities include certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain of our subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Senior Secured Credit Facilities will materially impair our financial condition or results of operations.

2018 Senior Notes and 2019 Senior Notes— The indentures governing the 2018 Senior Notes and the 2019 Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at March 31, 2014.

Amended and Extended Asset Securitization - The amended and extended asset securitization facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our Senior Secured Credit Facility.

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

The following table summarizes our contractual obligations at March 31, 2014 (amounts in thousands):

	Payment due by period
Contractual		Less than			After 5
Obligations	Total	1 year	1 - 3 years	4 - 5 years	years
Senior Secured Term Loan Facility, due 2016	$312,097	$2,341	$309,756	$—	$—
Senior Secured Term Loan Facility, due 2018	2,063,250	15,474	41,264	2,006,512	—
8 5/8% Senior Notes, due 2018	500,000	—	—	500,000	—
7 7/8% Senior Notes, due 2019	650,000	—	—	650,000	—
Interest payments on fixed rate debt	467,638	94,313	188,626	184,699	—
Estimated interest payments on variable rate debt (1)	342,194	73,417	152,281	116,496	—
Operating leases	136,472	35,151	40,834	16,898	43,589
Contractual minimums under telephony agreements (2)	156,500	59,800	96,700	—	—
Purchase obligations (3)	112,979	99,832	13,147	—	—

Total contractual cash obligations	$4,741,130	$380,328	$842,608	$3,474,605	$43,589

(1)	Interest rate assumptions based on April 11, 2014 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2016. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At March 31, 2014, we had accrued $33.4 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $27.6 million for the three months ended March 31, 2014, compared to $23.3 million for the three months ended March 31, 2013. We currently estimate our capital expenditures for the remainder of 2014 to be between $112.4 million to $132.4 million, primarily for equipment and upgrades at existing facilities.

Off-Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2014 and are renewed as required. The outstanding commitment on these obligations at March 31, 2014 was $9.1 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013. There have not been any significant changes with respect to these policies during the three months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of March 31, 2014, we had $2,375.3 million outstanding under our Senior Secured Credit Facilities, $500.0 million outstanding under our 2018 Senior Notes and $650.0 million outstanding under our 2019 Senior Notes.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at March 31, 2014, would have no impact on our variable interest rate. At March 31, 2014, the 30 and 90 day LIBOR rates were approximately 0.1520% and 0.2306%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, rate increases on our variable debt in the immediate and near term is unlikely.

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the three months ended March 31, 2014, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

For the three months ended March 31, 2014 and 2013, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three months ended March 31, 2014 and 2013, revenues from non-U.S. countries were approximately 19% of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At March 31, 2014 and December 31, 2013, long-lived assets from non-U.S. countries were approximately 9% of consolidated long-lived assets. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At March 31, 2014, we had no cash flow hedges outstanding.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of March 31, 2014, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No corrective actions were required or taken.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks described under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013. If any of the risks described therein occur, our business, financial condition, liquidity and results of operations could be materially affected.

Item 5. Other Information

Effective January 1, 2014, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, automated call processing services management and operations has been moved from the Communication Services segment to the Unified Communications segment and has been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented below.

Amounts in thousands	For the year ended December 31,
	2013	2012	2011
Revenue:
Unified Communications	$1,603,311	$1,566,129	$1,481,336
Communication Services	1,119,809	1,084,319	1,021,188
Intersegment eliminations	(37,265)	(12,424)	(11,199)

Total	$2,685,855	$2,638,024	$2,491,325

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$98,876	$97,940	$95,653
Communication Services	81,408	84,482	76,255

Total	$180,284	$182,422	$171,908

Operating Income:
Unified Communications	$399,821	$403,711	$385,690
Communication Services	80,393	74,464	82,438

Total	$480,214	$478,175	$468,128

Capital Expenditures:
Unified Communications	$66,575	$71,084	$67,713
Communication Services	46,400	47,671	40,302
Corporate	14,730	9,674	12,107

Total	$127,705	$128,429	$120,122

	As of December 31,
	2013	2012	2011
Assets:
Unified Communications	$1,734,585	$1,702,053	$1,676,887
Communication Services	1,317,879	1,364,661	1,322,682
Corporate	433,800	381,438	227,949

Total	$3,486,264	$3,448,152	$3,227,518

Item 6. Exhibits

10.01	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014)

10.02	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 20, 2014)(1)

10.03	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (incorporated by reference to Exhibit 10.52 to Form 10-K filed on February 20, 2014) (1)

10.04

Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.54 to Form 10-K filed on February 20, 2014) (1)

10.05	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on February 20, 2014) (1)

10.06	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Steven M. Stangl, dated December 31, 2008 (incorporated by reference to Exhibit 10.58 to Form 10-K filed on February 20, 2014) (1)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2014, filed on May 2, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: May 2, 2014

Exhibit Index

Exhibit Number
10.01	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014)

10.02	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 20, 2014)(1)

10.03	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (incorporated by reference to Exhibit 10.52 to Form 10-K filed on February 20, 2014) (1)

10.04

Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.54 to Form 10-K filed on February 20, 2014) (1)

10.05	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on February 20, 2014) (1)

10.06	Exhibit A dated February 18, 2014 to the Employment Agreement between West Corporation and Steven M. Stangl, dated December 31, 2008 (incorporated by reference to Exhibit 10.58 to Form 10-K filed on February 20, 2014) (1)

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2014, filed on May 2, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

(1)	Indicates management contract or compensation plan or arrangement.