Form 10-Q
period 2014-06-30
WEST CORP
filed 2014-08-05
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At July 29, 2014, 84,033,925 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of stockholder’s deficit and of cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2014 (June 17, 2014 as to notes 1, 3, and 16), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska August 5, 2014

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUE	$691,063	$672,695	$1,367,215	$1,332,919
COST OF SERVICES	330,368	311,939	647,050	621,006
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	238,781	226,018	476,394	483,885

OPERATING INCOME	121,914	134,738	243,771	228,028
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $43, $100, $187 and $164	(48,351)	(57,190)	(97,317)	(130,068)
Subordinated debt call premium and accelerated amortization of deferred financing costs	—	(6,603)	—	(23,105)
Other	2,395	(1,077)	3,107	(99)

Other expense	(45,956)	(64,870)	(94,210)	(153,272)

INCOME BEFORE INCOME TAX EXPENSE	75,958	69,868	149,561	74,756
INCOME TAX EXPENSE	28,199	26,200	55,524	28,033

NET INCOME	$47,759	$43,668	$94,037	$46,723

EARNINGS PER COMMON SHARE:
Basic Common	$0.57	$0.52	$1.12	$0.63

Diluted Common	$0.56	$0.51	$1.10	$0.62

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	83,953	83,524	83,879	73,716

Diluted	85,398	84,943	85,312	75,151

DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$0.225	$0.45	$0.225

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$47,759	$43,668	$94,037	$46,723
Foreign currency translation adjustments, net of tax of $(1,767), $(849), $(418) and $3,250	2,993	1,385	708	(5,303)
Reclassification of a cash flow hedge into earnings, net of tax of $0, $690, $0 and $1,349	—	(1,125)	—	(2,201)
Unrealized gain on cash flow hedges, net of tax of $0, $(1,157), $0 and $(2,444)	—	1,887	—	3,987

Comprehensive income	$50,752	$45,815	$94,745	$43,206

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,701	$230,041
Trust and restricted cash	22,549	21,679
Accounts receivable, net of allowance of $8,793 and $9,809	467,938	450,189
Deferred income taxes receivable	3,401	—
Prepaid assets	58,644	36,032
Deferred expenses	60,333	53,633
Other current assets	26,097	29,996

Total current assets	798,663	821,570
PROPERTY AND EQUIPMENT:
Property and equipment	1,339,984	1,280,420
Accumulated depreciation and amortization	(964,622)	(915,655)

Total property and equipment, net	375,362	364,765
GOODWILL	2,037,730	1,823,921
INTANGIBLE ASSETS, net of accumulated amortization of $554,338 and $528,936	401,179	231,441
OTHER ASSETS	263,019	244,567

TOTAL ASSETS	$3,875,953	$3,486,264

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$101,380	$82,678
Deferred revenue	125,863	113,405
Accrued expenses	283,318	249,682
Current maturities of long-term debt	23,754	11,877

Total current liabilities	534,315	457,642
LONG-TERM OBLIGATIONS, less current maturities	3,686,593	3,513,470
DEFERRED INCOME TAXES	153,859	112,476
OTHER LONG-TERM LIABILITIES	173,926	142,848

Total liabilities	4,548,693	4,226,436
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value 475,000 shares authorized, 84,059 and 83,745 shares issued and 83,967 and 83,653 shares outstanding, respectively	84	84
Additional paid-in capital	2,142,886	2,132,441
Retained deficit	(2,798,910)	(2,855,189)
Accumulated other comprehensive loss	(11,492)	(12,200)
Treasury stock at cost (92 shares for both periods)	(5,308)	(5,308)

Total stockholders’ deficit	(672,740)	(740,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,875,953	$3,486,264

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,037	$46,723
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	59,018	55,777
Amortization	32,092	33,003
Provision for share based compensation	6,204	5,050
Deferred income tax (benefit) expense	(9,549)	9,007
Amortization of deferred financing costs	9,754	15,781
Other	6	38
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(16,456)	8,922
Other assets	(50,188)	(18,562)
Accounts payable	22,354	(4,196)
Accrued wages and benefits	(2,887)	8,344
Accrued interest payable	(3,054)	17,252
Income tax payable	18,021	(4,731)
Accrued expenses and other liabilities	42,477	21,256

Net cash flows from operating activities	201,829	193,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(341,925)	(13)
Purchases of property and equipment	(75,434)	(59,527)
Other	(870)	(1,462)

Net cash flows used in investing activities	(418,229)	(61,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated notes	—	(450,000)
Proceeds from initial public offering, net of offering costs	—	398,271
Proceeds from revolving credit facilities	185,000	85,000
Payments on revolving credit facilities	—	(50,000)
Payments of deferred financing and other debt related costs	(5,981)	(30,222)
Call premium paid on subordinated notes	—	(16,502)
Principal repayments on long-term obligations	—	(12,088)
Proceeds from stock options exercised and ESPP shares issued including excess tax benefits	3,533	873
Dividends paid	(37,815)	(19,016)
Other	—	(9)

Net cash flows from (used in) financing activities	144,737	(93,693)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,323	(3,700)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(70,340)	35,269
CASH AND CASH EQUIVALENTS, Beginning of period	230,041	179,111

CASH AND CASH EQUIVALENTS, End of period	$159,701	$214,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$89,799	$136,508

Cash paid during the period for income taxes, net of refunds of $2,614 and $2,494	$47,119	$21,536

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$10,316	$7,636

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES)

(UNAUDITED)

					Accumulated
		Additional			Other	Total
	Common	Paid - in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Stock	Loss	Deficit
BALANCE, January 1, 2014	$84	$2,132,441	$(2,855,189)	$(5,308)	$(12,200)	$(740,172)
Net income			94,037			94,037
Dividends declared (cash dividend/$0.45 per share)			(37,758)			(37,758)
Other comprehensive income, net of tax of $(418) (Note 10)					708	708
Executive Deferred Compensation Plan activity (59,260 shares issued)		1,358				1,358
Shares issued from the Employee Stock Purchase Plan (153,375 shares)		3,236				3,236
Stock options exercised including related tax benefits (88,639 shares)		786				786
Share based compensation		5,065				5,065

BALANCE, June 30, 2014	$84	$2,142,886	$(2,798,910)	$(5,308)	$(11,492)	$(672,740)

BALANCE, January 1, 2013	$62	$1,720,639	$(2,941,948)	$(5,308)	$(23,131)	$(1,249,686)
Net income			46,723			46,723
Dividends declared (cash dividend/$0.225 per share)			(18,802)			(18,802)
Other comprehensive loss, net of tax of $2,155 (Note 10)					(3,517)	(3,517)
Executive Deferred Compensation Plan activity (59,339 shares issued)		2,295				2,295
Issuance of common stock in connection with our initial public offering (21,725,000 shares)	21	401,012				401,033
Initial public offering costs		(2,860)				(2,860)
Stock options exercised including related tax benefits (135,851 shares)	1	1,618				1,619
Share based compensation		3,722				3,722

BALANCE, June 30, 2013	$84	$2,126,426	$(2,914,027)	$(5,308)	$(26,648)	$(819,473)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description: West Corporation (the “Company” or “West”) is a leading provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. Our services include conferencing and collaboration, public safety services, Internet Protocol (“IP”) communications, interactive services such as automated notifications, large-scale agent services and telecom services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

We operate in two reportable segments:

•	Unified Communications, including conferencing and collaboration, IP communications and interactive services; and

•	Communication Services, including public safety services, telecom services and agent services.

Effective January 1, 2014, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, automated call processing services management and operations haves been moved from the Communication Services segment to the Unified Communications segment and have been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

Unified Communications

— Conferencing & Collaboration. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. During the six months ended June 30, 2014, we managed approximately 80 million conference calls, an 8% percent increase over the same period in 2013. We provide our clients with an integrated global suite of meeting services. InterCall also offers multimedia event services designed to give our clients the ability to create, manage, distribute and reuse content internally and externally. Through a combination of proprietary products and strategic partnerships, our clients have the tools to support diverse internal and external multimedia requirements.

— IP Communications. We provide our clients with enterprise class IP communications solutions enabled by our technology. We offer hosted IP-private branch exchange (“PBX”) and enterprise call management, hosted and managed multiprotocol label switching (“MPLS”) network solutions, unified communications partner solution portfolio services, cloud-based security services and professional services and systems integration expertise.

— Interactive Services. We help our clients automate, navigate and solve their communication challenges across the customer lifecycle. We design, integrate, deliver and manage applications, services, platforms and networks that aim to improve the customer experience and drive efficiencies for our clients. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create an automated customer experience across channels. In 2013, our interactive voice response (“IVR”), hosted contact center, and alerts and notifications platforms received and delivered 2.8 billion calls and data messages on behalf of our clients.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Communication Services

— Public Safety Services. We believe we are one of the largest providers of public safety services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens.

— Telecom Services. Our telecom services support the merging of traditional telecom, mobile and IP technologies to service providers and enterprises. We are a leading provider of local and national tandem switching services to carriers throughout the United States. We leverage our proprietary customer traffic information system, sophisticated call routing and control facility to provide tandem interconnection services to the competitive marketplace, including wireless, wire-line, cable telecom and Voice over Internet Protocol (“VoIP”) companies.

— Agent Services. We provide our clients with large-scale agent services. We target opportunities that allow our agent services to be a part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We offer a flexible model that includes on-shore, off-shore and home-based agent capabilities to fit our clients’ needs. With the acquisition of Health Advocate, Inc (“Health Advocate”) on June 13, 2014, we expanded our Agent Service presence in the healthcare industry.

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2013. All intercompany balances and transactions have been eliminated. Our results for the three and six months ended June 30, 2014 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue Recognition—Conferencing services are generally billed and revenue recognized on a per participant minute basis. Web collaboration services are generally billed and revenue recognized on a per participant minute basis or, in the case of operating license arrangements, generally billed in advance and revenue recognized ratably over the service life period. IP communications services are generally billed and revenue recognized on a per seat basis. Interactive services are generally billed, and revenue recognized, on a per call, per message or per minute basis, or ratably over the contract term. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Public safety services revenue is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages and client acceptance. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue for telecom services is recognized in the period the service is provided and when collection is reasonably assured. These telecom services are primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers.

Agent services revenue is generated in the month that services are performed, and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is based on Per Employee Per Month (“PEPM”) fees charged under prepayment agreements for services and is recognized as revenue for the periods billed. Fees for future service periods are deferred until the service is performed.

Dividend—We funded the dividends paid in 2013 and the first six months of 2014 with cash generated by our operations, and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On each of February 20, 2014 and May 15, 2014, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.9 million to shareholders of record as of the close of business on February 10, 2014 and May 5, 2014, respectively, for a total of $37.8 million.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. We are still assessing the impact on the Company’s consolidated condensed financial statements.

2.	ACQUISITIONS

SchoolMessenger

On April 21, 2014, we acquired Reliance Holding, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $76.5 million and was funded by cash on hand.

In the preliminary purchase price allocation, goodwill of $51.5 million, not deductible for tax purposes, and finite-lived intangible assets of $40.1 million were recorded. The acquisition was integrated into our Unified Communications segment, within interactive services, to expand our interactive services into an adjacent market, the education vertical.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date for SchoolMessenger. The finite-lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships.

(Amounts in thousands)	April 21, 2014
Working Capital	$(9,764)
Property and equipment	1,574
Intangible assets	40,145
Goodwill	51,536

Total assets acquired	83,491

Non-current deferred taxes	4,789
Long-term liabilities	2,157

Total liabilities assumed	6,946

Net assets acquired	$76,545

Heath Advocate

On June 13, 2014, we acquired Health Advocate, Inc. (“Health Advocate”), a leading provider of healthcare advocacy services. The purchase price was approximately $265.4 million and was funded by cash on hand and use of our revolving trade accounts receivable financing facility.

Health Advocate estimates it serves over 40 million Americans through more than 10,000 client relationships, including many of the nation’s largest employers, by helping members personally navigate healthcare and insurance-related issues, saving them time and money. Health Advocate leverages the power of pricing transparency and personalized health communications to help members make better informed decisions and get more value out of the healthcare system. Additional services include wellness coaching, employee assistant programs (EAPs), a nurse line, biometrics screenings and chronic care solutions. Health Advocate’s technology platform combined with clinical and health plan and claims billing experts can support consumers with a wide range of healthcare or health insurance issues.

In the preliminary purchase price allocation, goodwill of $163.4 million, not deductible for tax purposes, and finite-lived intangible assets of $150.2 million were recorded. The acquisition was integrated into our Communication Services, within agent services, to expand our services in the healthcare industry. Further, Health Advocate’s strong competitive position in the health advocacy market and Health Advocate’s suite of consumer focused services and health solutions provides cross-selling opportunities with our existing healthcare client base.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date for Health Advocate. The finite-lived intangible assets are comprised of trade names, technology, non-competition agreements and customer relationships.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands)	June 13, 2014
Working Capital	$(2,620)
Property and equipment	6,055
Other assets, net	72
Intangible assets	150,190
Goodwill	163,395

Total assets acquired	317,092

Non-current deferred taxes	40,331
Long-term liabilities	11,400

Total liabilities assumed	51,731

Net assets acquired	$265,361

Pro forma

Assuming the acquisitions of SchoolMessenger and Health Advocate occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2014 and 2013 would have been, in thousands (except per share amounts), as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$710,059	$699,497	$1,414,549	$1,386,258
Net Income	$48,227	$41,754	$89,933	$41,944
Earnings per share—basic	$0.57	$0.50	$1.07	$0.57
Earnings per share—diluted	$0.56	$0.49	$1.05	$0.56

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined company.

Revenue attributable to SchoolMessenger and Health Advocate from their acquisition dates to June 30, 2014, was $4.7 million and $4.1 million, respectively. Net income attributable to these two acquisitions from their acquisition dates was not significant.

Acquisition costs for the three months ended June 30, 2014 and 2013 were $1.4 million and $0.3 million, respectively, and are included in selling, general and administrative expenses. Acquisition costs for the six months ended June 30, 2014 and 2013 were $1.7 million and $0.8 million, respectively, and are included in selling, general and administrative expenses.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	Unified	Communication
	Communications	Services	Consolidated
Balance at January 1, 2014	$1,001,442	$822,479	$1,823,921
Foreign currency translation adjustment	(896)	—	(896)
Acquisitions	51,536	163,395	214,931
Acquisition accounting adjustments	(226)	—	(226)

Balance at June 30, 2014	$1,051,856	$985,874	$2,037,730

Balance at January 1, 2013	$994,372	$822,479	$1,816,851
Foreign currency translation adjustment	7,070	—	7,070

Balance at December 31, 2013	$1,001,442	$822,479	$1,823,921

The following table presents the gross carrying amount and accumulated impairment charge of goodwill, in thousands:

	As of
	June 30, 2014	December 31, 2013
Gross carrying amount	$2,075,405	$1,861,596
Accumulated impairment (1)	(37,675)	(37,675)

Net carrying amount	$2,037,730	$1,823,921

(1)	The impairment was recorded in 2010.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of SchoolMessenger and Health Advocate were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets and weighted average amortization periods (in years) for each identifiable intangible asset, in thousands:

				Weighted
	As of June 30, 2014			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period (Years)
Customer lists	$656,296	$(437,993)	$218,303	10.7
Technology & Patents	167,981	(79,099)	88,882	9.5
Trade names (indefinite-lived)	37,710	—	37,710	Not applicable
Trade names (finite-lived)	68,647	(22,525)	46,122	11.3
Other intangible assets	24,883	(14,721)	10,162	4.2

Total	$955,517	$(554,338)	$401,179	9.9

				Weighted
	As of December 31, 2013			Average
	Acquired	Accumulated	Net Intangible	Amortization
Intangible assets	Cost	Amortization	Assets	Period (Years)
Customer lists	$547,860	$(422,367)	$125,493	9.5
Technology & Patents	122,099	(72,549)	49,550	8.7
Trade names (indefinite-lived)	47,110	—	47,110	Not applicable
Trade names (finite-lived)	27,414	(20,389)	7,025	4.3
Other intangible assets	15,894	(13,631)	2,263	4.3

Total	$760,377	$(528,936)	$231,441	8.4

Amortization expense for finite-lived intangible assets was $13.9 million and $13.9 million for the three months ended June 30, 2014 and 2013, respectively, and $26.2 million and $27.9 million for the six months ended June 30, 2014 and 2013, respectively. Estimated amortization expense for the intangible assets noted above for the entire year of 2014 and the next five years is as follows:

2014	$60.5 million
2015	$60.7 million
2016	$48.7 million
2017	$39.9 million
2018	$35.3 million
2019	$31.8 million

4.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	June 30,	December 31,
	2014	2013
Accrued wages	$64,629	$61,945
Accrued phone	56,475	48,201
Interest payable	45,738	48,793
Accrued other taxes (non-income related)	42,372	42,022
Income taxes payable	21,411	5,922
Accrued licensing fees	7,343	923
Acquisition obligation	6,115	—
Accrued lease expense	4,790	3,204
Accrued employee benefit costs	3,975	5,992
Deferred income tax	—	7,697
Other accrued expenses	30,470	24,983

	$283,318	$249,682

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consisted of the following as of:

	June 30,	December 31,
	2014	2013
Senior Secured Term Loan Facility, due 2016	$312,097	$312,097
Senior Secured Term Loan Facility, due 2018	2,063,250	2,063,250
Accounts Receivable Securitization, due 2018	185,000	—
8 5/8% Senior Notes, due 2018	500,000	500,000
7 7/8% Senior Notes, due 2019	650,000	650,000

	3,710,347	3,525,347

Less: current maturities	(23,754)	(11,877)

Long-term obligations	$3,686,593	$3,513,470

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility.

On January 24, 2014, we modified our senior secured term loan facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 4 to the Amended and Restated Credit Agreement (the “Credit Agreement”) among West Corporation, certain of our domestic subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto (the “Fourth Amendment). The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all term loans. As of June 30, 2014, the interest rate margins applicable to the term loans due June 30, 2018 were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the term loans due July 15, 2016 were 2.0% for LIBOR rate loans and 1.0% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the term loans. The interest rate floors effective June 30, 2014 were 0.75% for LIBOR rate loans and 1.75% for base rate loans.

In connection with the Fourth Amendment, we incurred refinancing expenses of approximately $5.8 million, which will be amortized into interest expense over the remaining life of the Amended Credit Agreement.

At June 30, 2014, we were in compliance with our financial debt covenants.

On July 1, 2014, the Company, Wells Fargo, as administrative agent, and the various lenders party thereto further modified our Senior Secured Credit Facilities by entering into Amendment No. 5 to Amended and Restated Credit Agreement (the “Fifth Amendment”, and the Credit Agreement, as previously amended and further amended by the Fifth Amendment, the “Amended Credit Agreement”). The Fifth Amendment provided for:

• a new delayed draw term loan A facility (the “TLA”) to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures July 1, 2019. The proceeds of the TLA will be used at our option (i) to prepay in part Senior Secured Term Loan Facilities due in 2016 and 2018 and pay accrued but unpaid interest thereon, (ii) to redeem any of our 7.875% Senior Notes due 2019, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses incurred in connection with the TLA;

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

• annual amortization (payable in quarterly installments) in respect of the TLA at a 2.5% annual rate in the year ending June 30, 2015, a 5.0% annual rate in the year ending June 30, 2016, a 7.5% annual rate in the year ending June 30, 2017 and a 10.0% annual rate thereafter until the maturity date, at which point all remaining amounts outstanding under the TLA shall become due and payable;

• an interest rate margin applicable to the TLA that is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans;

• a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) to be made available under the Amended Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to, the existing senior secured revolving credit facility under our Credit Agreement (except with respect to pricing and maturity), in an aggregate principal amount of $300.0 million that matures July 1, 2019; and

• an interest rate margin applicable to the Senior Secured Revolving Credit Facility that is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans.

2022 Senior Notes

On July 1, 2014, we issued $1.0 billion aggregate principal amount of our 5.375% Senior Notes due 2022 (the “2022 Senior Notes”). The 2022 Senior Notes mature on July 15, 2022 and were issued at par. The 2022 Senior Notes were offered in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The net proceeds from the offering were approximately $986.5 million, after deducting underwriting discounts and offering expenses. On July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repurchase pursuant to tender offers:

•	$270.8 million aggregate principal amount of the 8.625% Senior Notes due 2018 (the “2018 Senior Notes”). The aggregate repurchase price for the 2018 Senior Notes was $298.7 million including accrued interest of $10.8 million and tender offer premium of $17.1 million;

•	$200.0 million aggregate principal amount of the 7.875% Senior Notes due 2019 (the “2019 Senior Notes”). The aggregate repurchase price for the 2019 Senior Notes was $215.3 million including accrued interest of $2.0 million and tender offer premium of $13.3 million.

In addition, on July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay a portion of the Senior Secured Term Loan Facility due 2018. The total aggregate principal amount repaid on the Senior Secured Term Loan Facility due 2018 was $250.0 million.

On July 17, 2014, we used a portion of the net proceeds from the 2022 Senior Notes, together with cash on hand to redeem the remaining $229.2 million aggregate principal amount of the 2018 Senior Notes for an aggregate redemption price of $242.9 million including payments of the $9.9 million redemption premium, $3.7 million make-whole premium and accrued interest of $0.1 million.

The 2022 Senior Notes bear interest at a rate of 5.375% per year, payable semiannually in arrears on July 15 and January 15 of each year, beginning January 15, 2015. The 2022 Senior Notes will mature July 15, 2022. The 2022 Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our future senior debt and are senior to all of our future subordinated debt. Each of our domestic wholly owned subsidiaries that guarantees our Senior Secured Credit Facilities guarantee the notes with guarantees that rank equal in right of payment to all existing and future senior debt of such subsidiary. The 2022 Senior Notes and guarantees are effectively subordinated to our existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such debt.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2018 Senior Notes

In connection with the issuance of the 2022 Senior Notes, on June 17, 2014, we commenced a tender offer to purchase any and all of our outstanding $500.0 million in aggregate principal amount of the 2018 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2018 Senior Notes tendered was $1,063.09, including an early tender premium of $20.00 per $1,000 principal amount of the 2018 Senior Notes for those holders who properly tendered their 2018 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, approximately $270.8 million aggregate principal amount of the 2018 Senior Notes was purchased. Total consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $298.7 million.

The redemption date for the call of the 2018 Senior Notes was July 17, 2014 at a redemption price equal to 104.313% of the principal amount of the 2018 Senior Notes and make whole-premium. The Company redeemed the remaining $229.2 million aggregate principal amount of the 2018 Senior Notes for an aggregate redemption price of $242.9 million including payments of the $9.9 million redemption premium, $3.7 million make-whole premium and accrued interest of $0.1 million. Following this redemption, none of the 2018 Senior Notes remained outstanding.

2019 Senior Notes

In connection with the issuance of the 2022 Senior Notes, on June 17, 2014, we commenced a tender offer to purchase up to $200.0 million in aggregate principal amount of the 2019 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2019 Senior Notes tendered was $1,066.29, including an early tender premium of $20.00 per $1,000 principal amount of the 2019 Senior Notes for those holders who properly tendered their 2019 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, $200.0 million aggregate principal amount of the 2019 Senior Notes was purchased. Total consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $215.3 million.

6.	HEDGING ACTIVITIES

Periodically, we have entered into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion under our outstanding senior secured term loan facility to fixed rate debt. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The cash flow hedges were recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings were affected by the hedged item. In June 2013, three interest rate swaps with an aggregate notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 1.685% to 1.6975%. At June 30, 2014 and December 31, 2013, we did not have any interest rate swaps.

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and six months ended June 30, 2013.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Amount of gain
	Amount of gain		reclassified from OCI
	recognized in OCI		into net income for the
	For the three months	Location of gain	three months ended
Derivatives designated	ended June 30,	reclassified from OCI	June 30,
as hedging instruments	2013	into earnings	2013
Interest rate swaps	$762	Interest expense	$1,249

	For the six months		For the six months
	ended June 30,		ended June 30,
	2013		2013
Interest rate swaps	$1,786	Interest expense	$2,985

7.	FAIR VALUE DISCLOSURES

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

Trading Securities (Asset). The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Nonqualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with the provisions of Accounting Standards Codification 320 Investments—Debt and Equity Securities considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market; therefore the fair value of these securities is determined by Level 1 inputs.

We evaluate classification within the fair value hierarchy at each period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

Fair Value Measurements at June 30, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Assets /
		Markets for	Observable	Unobservable	Liabilities
	Carrying	Identical Assets	Inputs	Inputs	at Fair
Description	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Trading securities	$63,195	$63,195	$—	$—	$63,195

Fair Value Measurements at December 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Assets /
		Markets for	Observable	Unobservable	Liabilities
	Carrying	Identical Assets	Inputs	Inputs	at Fair
Description	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Other Assets
Trading securities	$53,397	$53,397	$—	$—	$53,397

The fair value of our 8.625% senior notes and 7.875% senior notes based on market quotes, which we determined to be Level 1 inputs, at June 30, 2014 was approximately $1,221.4 million compared to the carrying amount of $1,150.0 million. The fair value of our 8.625% senior notes and 7.875% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately $1,243.7 million compared to the carrying amount of $1,150.0 million.

The fair value of our Senior Secured Credit Facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our Senior Secured Credit Facilities at June 30, 2014 was approximately $2,361.7 million compared to the carrying amount of $2,375.3 million. The fair value of our Senior Secured Credit Facilities at December 31, 2013 was approximately $2,385.0 million compared to the carrying amount of $2,375.3 million.

8.	STOCK-BASED COMPENSATION

2006 Executive Incentive Plan

Stock options granted under the West Corporation 2006 Executive Incentive Plan (“2006 EIP”) prior to 2012 vest over a period of five years, with 20% of the stock option becoming exercisable on each of the first through fifth anniversaries of the grant date. Stock options granted under the 2006 EIP in 2012 and 2013 vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2013 Long-Term Incentive Plan

Prior to the completion of our initial public offering (“IPO”) on March 27, 2013, we adopted, and subsequently amended, the 2013 Long-Term Incentive Plan (as amended, “2013 LTIP”) which is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock will be available for stock options, restricted stock or other types of equity awards granted under the 2013 LTIP, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the 2013 LTIP. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP.

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company.

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock option activity under the 2006 EIP and 2013 LTIP for the six months ended June 30, 2014.

		Options Outstanding
	Options		Weighted
	Available	Number	Average
	for Grant	of Options	Exercise Price
Balance at January 1, 2014	8,005,398	3,022,823	$27.21
Options granted	(217,785)	217,785	24.72
Options exercised	—	(30,226)	15.04
Canceled or forfeited (2013 LTIP)	14,048	(14,048)	23.82
Canceled or forfeited (2006 EIP)	—	(157,294)	28.27
Restricted stock granted	(12,591)	—	—
Restricted stock cancelled	16,468	—	—

Balance at June 30, 2014	7,805,538	3,039,040	$27.11

At June 30, 2014, we expect that approximately 20% of options granted will be canceled or forfeited over the vesting period. At June 30, 2014, the intrinsic value of options vested and exercisable was approximately $2.2 million. The aggregate intrinsic value of options outstanding at June 30, 2014, was approximately $5.2 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at June 30, 2014, was approximately $4.8 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the information on the options granted under the 2006 EIP and 2013 LTIP at June 30, 2014:

Outstanding				Vested and Exercisable
		WeightedAverage	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life (years)	Price	Options	Price
$0.00 - $13.12	106,583	2.43	$13.12	106,583	$13.12
13.13 - 28.88	2,281,791	7.93	25.18	635,251	25.65
28.89 - 50.88	620,419	7.31	34.15	620,419	34.15
50.89 - 84.80	30,247	5.63	77.63	22,409	76.91

$0.00 - $84.80	3,039,040	7.59	$27.11	1,384,662	$29.32

		Options Outstanding
Executive Management Rollover Options	Options		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance at January 1, 2014	—	71,199	$5.47
Exercised	—	(58,783)	5.47

Balance at June 30, 2014	—	12,416	$5.47

The executive management rollover options are fully vested and have an average remaining life of 1.1 years. The aggregate intrinsic value of these options at June 30, 2014 was approximately $0.3 million.

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the period.

	Six months ended June 30,
	2014	2013
Risk-free interest rate	2.02%	1.09%
Dividend yield	3.64%	0.0%
Expected volatility	29.10%	34.5%
Expected life (years)	6.25	6.25
Fair value of the option award	$4.90	$9.04

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

At June 30, 2014 and 2013, there was approximately $11.4 million and $12.8 million, respectively, of unrecorded and unrecognized compensation expense related to unvested stock options under the 2006 EIP and 2013 LTIP in aggregate, which will be recognized over the remaining vesting period of approximately 2.0 years as of June 30, 2014.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

During the six months ended June 30, 2014, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 12,591 shares of common stock with an aggregate fair value of approximately $300,000. 4,203 of these shares were granted to a new non-employee director and are fully vested subject to a pro rata forfeiture if the director does not remain on the board for at least six months. The remaining 8,388 shares were issued as an annual equity grant to our other two non-employee directors who are not affiliated with our former sponsors. These shares vest on the one-year anniversary of the date of grant.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. As of June 30, 2014, 153,375 shares had been issued under the ESPP. For the three and six months ended June 30, 2014, we recognized compensation expense for this plan of $0.3 million and $0.6 million, respectively.

Stock-Based Compensation Expense

For the three months ended June 30, 2014 and 2013, stock-based compensation expense was $2.6 million and $1.9 million, respectively. For the six months ended June 30, 2014 and 2013, stock-based compensation expense was $6.2 million and $5.0 million, respectively.

9.	EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assume the exercise of stock options using the treasury stock method.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Earnings Per Common Share:
Basic-Common	$0.57	$0.52	$1.12	$0.63
Diluted- Common	$0.56	$0.51	$1.10	$0.62
Weighted Average Number of Shares Outstanding:
Basic—Common	83,953	83,524	83,879	73,716
Dilutive Impact of Stock Options:
Common Shares	1,445	1,419	1,433	1,435
Diluted Common Shares	85,398	84,943	85,312	75,151

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share. At June 30, 2014 and 2013, 675,352 and 2,718,599 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock, these shares were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activities within accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 were as follows (net of tax):

			Accumulated
	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Translation	Hedges	Income (Loss)
BALANCE, April 1, 2014	$(14,485)	$—	$(14,485)
Foreign currency translation adjustment, net of tax of $(1,767)	2,993	—	2,993

BALANCE, June 30, 2014	$(11,492)	$—	$(11,492)

BALANCE, January 1, 2014	$(12,200)	$—	$(12,200)
Foreign currency translation adjustment, net of tax of $(418)	708	—	708

BALANCE, June 30, 2014	$(11,492)	$—	$(11,492)

			Accumulated
	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Translation	Hedges	Income (Loss)
BALANCE, April 1, 2013	$(28,033)	$(762)	$(28,795)
Foreign currency translation adjustment, net of tax of $(849)	1,385	—	1,385
Reclassification of cash flow hedge into earnings, net of tax of $690 (1)	—	(1,125)	(1,125)
Unrealized gain on cash flow hedges, net of tax of $(1,157)	—	1,887	1,887

BALANCE, June 30, 2013	$(26,648)	$—	$(26,648)

BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $3,250	(5,303)	—	(5,303)
Reclassification of cash flow hedge into earnings, net of tax of $1,349 (1)	—	(2,201)	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	—	3,987	3,987

BALANCE, June 30, 2013	$(26,648)	$—	$(26,648)

(1)	Recorded as interest expense in the condensed consolidated statement of operations.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SEGMENTS

We operate in two business segments:

Unified Communications, including conferencing and collaboration, IP communications and interactive services; and

Communication Services, including public safety services, telecom services and agent services.

Effective January 1, 2014, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, automated call processing services management and operations have been moved from the Communication Services segment to the Unified Communications segment and have been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Amounts in thousands
Revenue:
Unified Communications	$411,900	$408,448	$816,817	$803,502
Communication Services	294,938	271,400	580,359	540,569
Intersegment eliminations	(15,775)	(7,153)	(29,961)	(11,152)

Total	$691,063	$672,695	$1,367,215	$1,332,919

Operating Income:
Unified Communications	$96,325	$113,156	$197,020	$194,122
Communication Services	25,589	21,582	46,751	33,906

Total	$121,914	$134,738	$243,771	$228,028

Depreciation and Amortization:
(Included in Operating Income)
Unified Communications	$26,705	$24,215	$51,732	$48,304
Communication Services	20,174	20,208	39,378	40,476

Total	$46,879	$44,423	$91,110	$88,780

Capital Expenditures:
Unified Communications	$12,940	$13,345	$22,303	$25,157
Communication Services	16,298	10,861	28,768	21,451
Corporate	11,111	1,190	16,906	2,089

Total	$40,349	$25,396	$67,977	$48,697

	As of June 30,	As of December 31,
	2014	2013
Assets:
Unified Communications	$1,751,164	$1,734,585
Communication Services	1,584,217	1,317,879
Corporate	540,572	433,800

Total	$3,875,953	$3,486,264

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Platform-based service revenue includes services provided in both the Unified Communications and Communication Services segments, while agent service revenue is provided in the Communication Services segment. During the three months ended June 30, 2014 and 2013, revenue from platform-based services was $506.6 million and $494.9 million, respectively. During the six months ended June 30, 2014 and 2013, revenue from platform-based services was $1,001.7 million and $976.4 million, respectively. During the three months ended June 30, 2014 and 2013, revenue from agent services was $188.9 million and $181.2 million, respectively. During the six months ended June 30, 2014 and 2013, revenue from agent services was $373.2 million and $363.1 million, respectively. The platform-based and agent services revenues are presented prior to intercompany eliminations.

For the three months ended June 30, 2014 and 2013, our largest 100 clients represented 53% and 56% of our total revenue, respectively. For the six months ended June 30, 2014 and 2013, our largest 100 clients represented 53% and 55% of our total revenue, respectively.

For the three months ended June 30, 2014 and 2013, revenues from non-U.S. countries represented approximately 19% of consolidated revenues in both periods. For the six months ended June 30, 2014 and 2013, revenues from non-U.S. countries represented approximately 19% of consolidated revenues in both periods. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenue:
Americas—United States	$562,731	$543,497	$1,108,592	$1,079,072
Europe, Middle East & Africa (EMEA)	82,750	80,382	168,422	159,506
Asia Pacific	39,765	42,665	78,391	82,388
Americas—Other	5,817	6,151	11,810	11,953

Total	$691,063	$672,695	$1,367,215	$1,332,919

	As of June 30,	As of December 31,
	2014	2013
Long-Lived Assets:
Americas—United States	$2,852,019	$2,432,477
Europe, Middle East & Africa (EMEA)	195,330	204,282
Asia Pacific	27,609	25,209
Americas—Other	2,332	2,726

Total	$3,077,290	$2,664,694

For the three months ended June 30, 2014 and 2013, the aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $1.4 million and $0.5 million, respectively. For the six months ended June 30, 2014 and 2013, the aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $2.7 million and $1.1 million, respectively.

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended June 30, 2014
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$541,029	$150,034	$—	$691,063
COST OF SERVICES	—	246,743	83,625	—	330,368
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,529	181,362	54,890	—	238,781

OPERATING INCOME (LOSS)	(2,529)	112,924	11,519	—	121,914
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(32,587)	(22,301)	6,537	—	(48,351)
Subsidiary Income	76,775	28,967	—	(105,742)	—
Other, net (1)	5,076	(21,238)	18,557	—	2,395

Other income (expense)	49,264	(14,572)	25,094	(105,742)	(45,956)

INCOME BEFORE INCOME TAX EXPENSE	46,735	98,352	36,613	(105,742)	75,958
INCOME TAX EXPENSE (BENEFIT)	(1,024)	21,650	7,573	—	28,199

NET INCOME	47,759	76,702	29,040	(105,742)	47,759

Foreign currency translation adjustments, net of tax of $(1,767)	2,993	—	2,993	(2,993)	2,993

Comprehensive income	$50,752	$76,702	$32,033	$(108,735)	$50,752

(1)	Other, net includes intercompany transactions that eliminate in consolidation.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended June 30, 2013
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$537,117	$135,578	$—	$672,695
COST OF SERVICES	—	240,223	71,716	—	311,939
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	187	180,731	45,100	—	226,018

OPERATING INCOME (LOSS)	(187)	116,163	18,762	—	134,738
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(38,338)	(24,662)	5,810	—	(57,190)
Accelerated amortization of deferred financing costs	(6,603)	—	—	—	(6,603)
Subsidiary Income	74,712	30,300	—	(105,012)	—
Other, net (1)	(98)	(16,477)	15,498	—	(1,077)

Other income (expense)	29,673	(10,839)	21,308	(105,012)	(64,870)

INCOME BEFORE INCOME TAX EXPENSE	29,486	105,324	40,070	(105,012)	69,868
INCOME TAX EXPENSE (BENEFIT)	(14,182)	30,662	9,720	—	26,200

NET INCOME	43,668	74,662	30,350	(105,012)	43,668

Foreign currency translation adjustments, net of tax of $(849)	1,385	—	1,385	(1,385)	1,385
Reclassification of a cash flow hedge into earnings, net of tax of $690	(1,125)	—	—	—	(1,125)
Unrealized gain on cash flow hedges net of tax of $(1,157)	1,887	—	—	—	1,887

Comprehensive income	$45,815	$74,662	$31,735	$(106,397)	$45,815

(1)	Other, net includes intercompany transactions that eliminate in consolidation.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30, 2014
				Eliminations and
	Parent /	Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Entries	Consolidated
REVENUE	$—	$1,076,230	$290,985	$—	$1,367,215
COST OF SERVICES	—	490,626	156,424	—	647,050
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,624	371,630	99,140	—	476,394

OPERATING INCOME (LOSS)	(5,624)	213,974	35,421	—	243,771
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(65,329)	(44,125)	12,137	—	(97,317)
Subsidiary Income	148,940	66,309	—	(215,249)	—
Other, net (1)	8,009	(40,537)	35,635	—	3,107

Other income (expense)	91,620	(18,353)	47,772	(215,249)	(94,210)

INCOME BEFORE INCOME TAX EXPENSE	85,996	195,621	83,193	(215,249)	149,561
INCOME TAX EXPENSE (BENEFIT)	(8,041)	46,815	16,750	—	55,524

NET INCOME	94,037	148,806	66,443	(215,249)	94,037

Foreign currency translation adjustments, net of tax of $(418)	708	—	708	(708)	708

Comprehensive income	$94,745	$148,806	$67,151	$(215,957)	$94,745

(1)	Other, net includes intercompany transactions that eliminate in consolidation.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,064,404	$268,515	$—	$1,332,919
COST OF SERVICES	—	478,648	142,358	—	621,006
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,792	394,074	88,019	—	483,885

OPERATING INCOME (LOSS)	(1,792)	191,682	38,138	—	228,028
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(87,933)	(53,183)	11,048	—	(130,068)
Subordinated debt call premium and accelerated amortization of deferred financing costs	(23,105)	—	—	—	(23,105)
Subsidiary Income	113,915	52,548	—	(166,463)	—
Other, net (1)	2,220	(33,528)	31,209	—	(99)

Other income (expense)	5,097	(34,163)	42,257	(166,463)	(153,272)

INCOME BEFORE INCOME TAX EXPENSE	3,305	157,519	80,395	(166,463)	74,756
INCOME TAX EXPENSE (BENEFIT)	(43,418)	43,930	27,521	—	28,033

NET INCOME	46,723	113,589	52,874	(166,463)	46,723

Foreign currency translation adjustments, net of tax of $3,250	(5,303)	—	(5,303)	5,303	(5,303)
Reclassification of a cash flow hedge into earnings, net of tax of $1,349	(2,201)	—	—	—	(2,201)
Unrealized gain on cash flow hedges net of tax of $(2,444)	3,987	—	—	—	3,987

Comprehensive income	$43,206	$113,589	$47,571	$(161,160)	$43,206

(1)	Other, net includes intercompany transactions that eliminate in consolidation.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED BALANCE SHEET (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	June 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,217	$—	$137,340	$(4,856)	$159,701
Trust and restricted cash	6,284	16,215	50	—	22,549
Accounts receivable, net	—	28,671	439,267	—	467,938
Intercompany receivables	—	1,243,485	—	(1,243,485)	—
Deferred income tax receivable	—	6,392	3,984	(6,975)	3,401
Prepaid assets	8,873	36,197	13,574	—	58,644
Deferred expenses	—	47,892	12,441	—	60,333
Other current assets	4,187	6,284	15,626	—	26,097

Total current assets	46,561	1,385,136	622,282	(1,255,316)	798,663
PROPERTY AND EQUIPMENT, NET	73,406	246,323	55,633	—	375,362
INVESTMENT IN SUBSIDIARIES	2,337,167	809,416	—	(3,146,583)	—
GOODWILL	—	1,637,724	400,006	—	2,037,730
INTANGIBLES, net	—	199,530	201,649	—	401,179
OTHER ASSETS	145,440	95,096	22,483	—	263,019

TOTAL ASSETS	$2,602,574	$4,373,225	$1,302,053	$(4,401,899)	$3,875,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,063	$68,198	$28,975	$(4,856)	$101,380
Intercompany payables	1,159,270	—	84,215	(1,243,485)	—
Deferred revenue	—	84,016	41,847	—	125,863
Accrued expenses	22,179	196,559	71,555	(6,975)	283,318
Current maturities of long-term debt	9,467	14,287	—	—	23,754

Total current liabilities	1,199,979	363,060	226,592	(1,255,316)	534,315
LONG -TERM OBLIGATIONS, less current maturities	1,960,892	1,540,701	185,000	—	3,686,593
DEFERRED INCOME TAXES	16,774	85,804	51,281	—	153,859
OTHER LONG-TERM LIABILITIES	97,669	48,686	27,571	—	173,926
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(672,740)	2,334,974	811,609	(3,146,583)	(672,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,602,574	$4,373,225	$1,302,053	$(4,401,899)	$3,875,953

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$161,812	$33,560	$6,457	$201,829
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(341,907)	—	(18)	—	(341,925)
Purchase of property and equipment	(16,906)	(48,095)	(10,433)	—	(75,434)
Intercompany investing	296,727	—	—	(296,727)	—
Other	—	(820)	(50)	—	(870)

Net cash flows from investing activities	(62,086)	(48,915)	(10,501)	(296,727)	(418,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit and accounts receivable securitization facilities	—	—	185,000	—	185,000
Debt issuance costs	(5,860)	—	(121)	—	(5,981)
Proceeds from stock options exercised including excess tax benefits	3,533	—	—	—	3,533
Dividend payments	(37,815)	—	—	—	(37,815)
Intercompany financing	—	(112,897)	(183,830)	296,727	—

Net cash flows from financing activities	(40,142)	(112,897)	1,049	296,727	144,737

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1,323	—	1,323
NET CHANGE IN CASH AND CASH EQUIVALENTS	(102,228)	—	25,431	6,457	(70,340)
CASH AND CASH EQUIVALENTS, Beginning of period	129,445	—	111,909	(11,313)	230,041

CASH AND CASH EQUIVALENTS, End of period	$27,217	$—	$137,340	$(4,856)	$159,701

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$180,415	$13,249	$—	$193,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	—	—	(13)	—	(13)
Purchase of property and equipment	(2,089)	(42,412)	(15,026)	—	(59,527)
Other	—	(1,462)	—	—	(1,462)

Net cash flows from investing activities	(2,089)	(43,874)	(15,039)	—	(61,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of subordinated notes	(450,000)	—	—	—	(450,000)
Proceeds from initial public offering, net of offering costs	398,271	—	—	—	398,271
Proceeds from revolving credit and accounts receivable securitization facilities	—	—	85,000	—	85,000
Payments on revolving credit and accounts receivable securitization facilities	—	—	(50,000)	—	(50,000)
Debt issuance costs	(30,222)	—	—	—	(30,222)
Principal repayments on long-term obligations	(4,123)	(7,965)	—	—	(12,088)
Call premium paid on subordinated notes	(16,502)	—	—	—	(16,502)
Proceeds from stock options exercised including excess tax benefits	873	—	—	—	873
Dividend payments	(19,016)	—	—	—	(19,016)
Other	(9)	—	—	—	(9)

Net cash flows from financing activities	(120,728)	(7,965)	35,000	—	(93,693)

Intercompany	119,849	(123,443)	3,594	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(3,700)	—	(3,700)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,968)	5,133	33,104	—	35,269
CASH AND CASH EQUIVALENTS, Beginning of period	106,010	1,821	71,280	—	179,111

CASH AND CASH EQUIVALENTS, End of period	$103,042	$6,954	$104,384	$—	$214,380

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

Business Overview

We are a leading provider of technology-enabled, communication services. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. Our services include conferencing and collaboration, public safety services, IP communications, interactive services such as automated notifications, large-scale agent services and telecom services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, technology and healthcare. We have sales and operations in the United States, Canada, Europe, the Middle East, Asia Pacific, Latin America and South America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communications needs of our clients. We have evolved our business mix from labor-intensive communication services to predominantly diversified and platform-based technology-driven voice and data services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2013, we managed over 58 billion telecom minutes and approximately 148 million conference calls, facilitated over 290 million 9-1-1 calls, and our IVR, hosted contact center and alert and notifications platforms received and delivered over 2.8 billion calls and data messages. With approximately 768,000 telecom ports to handle conference calls, alerts and notifications and customer service calls at June 30, 2014, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 465,000 IP ports, which we believe provide us with the only large-scale proprietary, distributed IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent service offerings to our diverse client base.

Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 73% for the six months ended June 30, 2014, and our operating income from platform-based services has grown from 53% of total operating income to 92% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through agent services or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent services and, as a result to continue to increase as a percentage of our total revenue.

Financial Operations Overview

Revenue

In our Unified Communications segment, our interactive services are generally billed, and revenue recognized, on a per call, per message basis or per minute basis, or ratably over the contract term. Our conferencing and collaboration services and IP communications services are generally billed on a per participant minute or per seat basis. Billing rates for these services vary depending on participant geographic location, type of service (such as audio, video or web conferencing) and type of message (such as voice, text, email or fax). We also charge clients for additional features, such as conference call recording, transcription services or professional services. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends. We expect this trend to continue for the foreseeable future.

In our Communication Services segment, our public safety services are generally billed per month based on the number of billing telephone numbers or cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our communication equipment technology solutions. Our agent services are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent services. Our telecom services are generally billed based on usage of toll-free origination services. Revenue for health advocacy services is based on PEPM fees charged under prepayment agreements for services and is recognized as revenue for the periods billed. Fees for future service periods are deferred until the service is performed.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. On each of February 20, 2013, January 24, 2014 and July 1, 2014, West, certain domestic subsidiaries of West, as subsidiary borrowers, Wells Fargo (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified Senior Secured Credit Facilities by entering into Amendment No. 3 (the “Third Amendment”), Amendment No. 4 (“the Fourth Amendment”), and Amendment No. 5 (“the Fifth Amendment”), to Amended and Restated Credit Agreement, respectively, in each case amending our Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, Wells Fargo, as administrative agent, and the various lenders party thereto, as lenders (the “Credit Agreement” and, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, the Third Amendment, Fourth Amendment and the Fifth Amendment, the “Amended Credit Agreement”).

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

The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans (as defined below). The Fourth Amendment also provided for interest rate floors applicable to the Term Loans. The interest rate floors effective June 30, 2014 were 0.75% for LIBOR rate loans and 1.75% for base rate loans.

As of June 30, 2014, we had outstanding the following senior secured term loans:

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

On August 26, 2013, our revolving trade accounts receivable financing facility was amended and extended. The amended and extended facility provides for $185.0 million in available financing, an extension of the maturity date to June 30, 2018, a reduction of the unused commitment fee to 0.45% from 0.50% and a decrease in the LIBOR spread on borrowings to 135 basis points from 150 basis points. We further amended the amended and extended facility as of April 9, 2014 to include additional guarantors and as of June 2, 2014 to modify the eligibility criteria for certain receivables.

Overview of 2014 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the three and six months ended June 30, 2014. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our consolidated financial statements and notes thereto included elsewhere in this quarterly report.

•	Our revenue increased $18.4 million, or 2.7%, during the three months ended June 30, 2014 compared to revenue during the three months ended June 30, 2013.

•	Our revenue increased $34.3 million, or 2.6%, during the six months ended June 30, 2014 compared to revenue during the six months ended June 30, 2013.

•	Our operating income decreased $12.8 million, or 9.5%, during the three months ended June 30, 2014 compared to operating income during the three months ended June 30, 2013.

•	Our operating income increased $15.7 million, or 6.9%, during the six months ended June 30, 2014 compared to operating income during the six months ended June 30, 2013. This increase in operating income is primarily the result of $28.0 million of expenses recorded in connection with our IPO during the first quarter of 2013.

•	Our cash flows from operating activities increased $8.2 million, or 4.2%, during the six months ended June 30, 2014 compared to cash flows from operating activities during the six months ended June 30, 2013.

•	Effective January 1, 2014, we implemented a revised organizational structure. Under the revised organizational structure, automated call processing services management and operations have been moved from the Communication Services segment to the Unified Communications segment and have been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

•	On January 24, 2014, we amended our Senior Secured Credit Facilities which provided for a reduction in applicable margins and interest rate floors of all Term Loans.

•	On April 21, 2014, we acquired Reliance Holding, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $76.5 million and was funded by cash on hand. The acquisition was integrated into our Unified Communications segment.

•	On June 13, 2014, we acquired Health Advocate, Inc. (“Health Advocate”), a leading provider of healthcare advocacy services. The purchase price was approximately $265.4 million and was funded by cash on hand and use of our revolving trade accounts receivable financing facility. The acquisition was integrated into our Communication Services segment.

Recent Developments That Will Affect Future Results

•	On July 1, 2014, we issued $1.0 billion aggregate principal amount of our 5.375% Senior Notes due 2022 (the “2022 Senior Notes”). In July 2014, we used a portion of the net proceeds from the 2022 Senior Notes to redeem in full $500.0 million aggregate principal amount of the 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) and $200.0 million aggregate principal amount of the 7.875% Senior Notes due 2019 (the “2019 Senior Notes”). Also, on July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay $250.0 million aggregate principal amount of the 2018 Maturity Term Loans.

•	On July 1, 2014, we modified our Senior Secured Credit Facilities by entering into the Fifth Amendment.

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenue: Total revenue for the three months ended June 30, 2014 increased $18.4 million, or 2.7%, to $691.1 million from $672.7 million for the three months ended June 30, 2013. This increase included $8.8 million from the acquisitions of SchoolMessenger and Health Advocate. The remaining $9.6 million increase in revenue for the three months ended June 30, 2014 was due to organic growth.

For the six months ended June 30, 2014, total revenue increased $34.3 million, or 2.6%, to $1,367.2 million from $1,332.9 million for the six months ended June 30, 2013. This increase during the six months ended June 30, 2014 included revenue of $8.8 million from the acquisitions of SchoolMessenger and Health Advocate. The SchoolMessenger acquisition closed on April 21, 2014. SchoolMessenger’s results have been included in the Unified Communications segment since that date. The Health Advocate acquisition closed on June 13, 2014. Health Advocate’s results have been included in the Communication Services segment since that date. The remaining $25.5 million increase in revenue for the six months ended June 30, 2014 relative to the prior year period was due to organic growth.

For the three months ended June 30, 2014 and 2013, our largest 100 clients represented 53% and 56% of our total revenue, respectively. For the six months ended June 30, 2014 and 2013, our largest 100 clients represented 53% and 55% of our total revenue, respectively.

Revenue by segment:

	For the three months ended June 30,				For the six months ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
In thousands:
Unified Communications	$411,900	$408,448	$3,452	0.8%	$816,817	$803,502	$13,315	1.7%
Communication Services	294,938	271,400	23,538	8.7%	580,359	540,569	39,790	7.4%
Intersegment eliminations	(15,775)	(7,153)	(8,622)	NM	(29,961)	(11,152)	(18,809)	NM

Total	$691,063	$672,695	$18,368	2.7%	$1,367,215	$1,332,919	$34,296	2.6%

NM - Not Meaningful

For the three months ended June 30, 2014, Unified Communications revenue increased $3.5 million, or 0.8%, to $411.9 million from $408.4 million for the three months ended June 30, 2013. This increase during the three months ended June 30, 2014 included revenue of $4.7 million from the acquisition of SchoolMessenger. Revenue from our conferencing and collaboration services increased $2.1 million, while revenue from our interactive services, excluding the SchoolMessenger revenue decreased $2.8 million. Conferencing revenue attributable to increased usage and new customer usage was offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 3.8% for the three months ended June 30, 2014 over the three months ended June 30, 2013, while the average rate per minute for our reservationless conferencing services declined by approximately 7.0% for the three months ended June 30, 2014 over the three months ended June 30, 2013.

For the six months ended June 30, 2014, Unified Communications revenue increased $13.3 million, or 1.7%, to $816.8 million from $803.5 million for the six months ended June 30, 2013. The increase was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers and the acquisition of SchoolMessenger. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 7.1% for the six months ended June 30, 2014 over the six months ended June 30, 2013, while the average rate per minute for reservationless conferencing services declined by approximately 6.7%.

Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends, which we expect to continue for the foreseeable future.

During the three months ended June 30, 2014, Unified Communications’ international revenue was $121.2 million, a decrease of 0.1% over the three months ended June 30, 2013. During the six months ended June 30, 2014, Unified Communications’ international revenue grew to $244.2 million, an increase of 2.5% over the six months ended June 30, 2013.

For the three months ended June 30, 2014, Communication Services revenue increased $23.5 million, or 8.7%, to $294.9 million from $271.4 million for the three months ended June 30, 2013. This increase during the three months ended June 30, 2014 included revenue of $4.1 million from the acquisition of Health Advocate. The remaining increase in revenue for the three months ended June 30, 2014 was due to organic growth. Revenue from agent-based services for the three months ended June 30, 2014 increased $7.7 million compared with the three months ended June 30, 2013. Revenue from public safety and telecom services for the three months ended June 30, 2014 increased $15.8 million compared with the three months ended June 30, 2013. $11.3 million of the increase in public safety and telecom services revenue is internal with other West entities and eliminated in our consolidated results.

For the six months ended June 30, 2014, Communication Services revenue increased $39.8 million, or 7.4%, to $580.4 million from $540.6 million for the six months ended June 30, 2013. This increase during the six months ended June 30, 2014 included revenue of $4.1 million from the acquisition of Health Advocate. The remaining increase in revenue for the six months ended June 30, 2014 was due to organic growth. Revenue from agent-based services for the six months ended June 30, 2014 increased $10.1 million compared with the six months ended June 30, 2013. Revenue from public safety and telecom services for the six months ended June 30, 2014 increased $29.5 million compared with the three months ended June 30, 2013. $22.3 million of the increase in public safety and telecom services revenue is internal with other West entities and eliminated in our consolidated results.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to clients. Cost of services for the three months ended June 30, 2014 increased $18.4 million, or 5.9%, to $330.4 million from $311.9 million for the three months ended June 30,

2013. As a percentage of revenue, cost of services increased to 47.8% for the three months ended June 30, 2014 from 46.4% for the three months ended June 30, 2013. Cost of services for the six months ended June 30, 2014 increased $26.0 million, or 4.2%, to $647.1 million from $621.0 million for the six months ended June 30, 2013. As a percentage of revenue, cost of services increased to 47.3% for the six months ended June 30, 2013, compared to 46.6% for the six months ended June 30, 2013.

Cost of services by segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change	2014	Revenue	2013	Revenue	Change	Change
In thousands:
Unified Communications	$177,495	43.1%	$168,553	41.3%	$8,942	5.3%	$344,515	42.2%	$332,106	41.3%	$12,409	3.7%
Communication Services	166,229	56.4%	149,209	55.0%	17,020	11.4%	328,919	56.7%	297,636	55.1%	31,283	10.5%
Intersegment eliminations	(13,356)	NM	(5,823)	NM	(7,533)	NM	(26,384)	NM	(8,736)	NM	(17,648)	NM

Total	$330,368	47.8%	$311,939	46.4%	$18,429	5.9%	$647,050	47.3%	$621,006	46.6%	$26,044	4.2%

NM - Not Meaningful

Unified Communications cost of services for the three months ended June 30, 2014 increased $8.9 million, or 5.3%, to $177.5 million from $168.6 million for the three months ended June 30, 2013. The increase in cost of services for the three months ended June 30, 2014 included $1.6 million from the SchoolMessenger acquisition. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 43.1% for the three months ended June 30, 2014 from 41.3% for the three months ended June 30, 2013.

Unified Communications cost of services for the six months ended June 30, 2014 increased $12.4 million, or 3.7%, to $344.5 million from $332.1 million for the six months ended June 30, 2013. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.2% for the six months ended June 30, 2014 from 41.3% for the six months ended June 30, 2013. The increase in cost of services as a percentage of revenue for the three and six months ended June 30, 2014 is due primarily to lower average rate per minute charged to customers and changes in geographic and product mix.

Communication Services cost of services for the three months ended June 30, 2014 increased $17.0 million, or 11.4%, to $166.2 million from $149.2 million for the three months ended June 30, 2013. The increase in cost of services for the three months ended June 30, 2014 was driven by increased service volume primarily for internal platform-based services with other West entities which is eliminated in our consolidated results. The increase in cost of services for the three months ended June 30, 2014 included $1.4 million from the Health Advocate acquisition. As a percentage of this segment’s revenue, Communication Services cost of services increased to 56.4% for the three months ended June 30, 2014, compared to 55.0% for the three months ended June 30, 2013. The increase in cost of services as a percentage of revenue for the three months ended June 30, 2014 was primarily due to an increase in internal platform-based services, which had a 1.1% impact on Communication Services cost of services as a percentage of revenue.

Communication Services cost of services for the six months ended June 30, 2014 increased $31.3 million, or 10.5%, to $328.9 million from $297.6 million for the six months ended June 30, 2013. The increase in cost of services for the six months ended June 30, 2014 was driven by increased service volume primarily for internal platform-based services with other West entities which is eliminated in our consolidated results. As a percentage of this segment’s revenue, Communication Services cost of services increased to 56.7% for the six months ended June 30, 2014, compared to 55.1% for the six months ended June 30, 2013. The increase in cost of services as a percentage of revenue for the six months ended June 30, 2014 was primarily due to an increase in internal platform-based services, which had a 1.1% impact on Communication Services cost of services as a percentage of revenue.

Selling, general and administrative expenses: SG&A expenses increased $12.8 million, or 5.6%, to $238.8 million for the three months ended June 30, 2014 from $226.0 million for the three months ended June 30, 2013. Acquisition costs, mark-to-market benefit plan costs and foreign currency rate changes in the second quarter of 2014 and a one-time benefit in the second quarter of 2013 accounted for $10.3 million of this increase. During the three months and six months ended June 30, 2014, SG&A expenses from the acquired entities, SchoolMessenger and Health Advocate, aggregated $6.5 million. As a percentage of revenue, SG&A expenses increased to 34.6% for the three months ended June 30, 2014 from 33.6% for the three months ended June 30, 2013.

SG&A expenses decreased $7.5 million, or 1.5%, to $476.4 million for the six months ended June 30, 2014 from $483.9 million for the six months ended June 30, 2013. SG&A expenses in the first six months of 2013 included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the our IPO and $3.0 million of IPO related bonuses (collectively, the “IPO Sponsor Fees and IPO Bonuses”). As a percentage of revenue, SG&A expenses decreased to 34.8% for the six months ended June 30, 2014, compared to 36.3% for the six months ended June 30, 2013. For the six months ended June 30, 2013, the IPO Sponsor Fees and IPO Bonuses had a 2.1% impact on SG&A expenses as a percentage of revenue.

Selling, general and administrative expenses by business segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change	2014	Revenue	2013	Revenue	Change	Change
In thousands:
Unified Communications	$138,080	33.5%	$126,739	31.0%	$11,341	8.9%	$275,282	33.7%	$277,274	34.5%	$(1,992)	-0.7%
Communication Services	103,120	35.0%	100,609	37.1%	2,511	2.5%	204,689	35.3%	209,027	38.7%	(4,338)	-2.1%
Intersegment eliminations	(2,419)	NM	(1,330)	NM	(1,089)	NM	(3,577)	NM	(2,416)	NM	(1,161)	NM

Total	$238,781	34.6%	$226,018	33.6%	$12,763	5.6%	$476,394	34.8%	$483,885	36.3%	$(7,491)	-1.5%

NM - Not Meaningful

Unified Communications SG&A expenses for the three months ended June 30, 2014 increased $11.3 million, or 8.9%, to $138.1 million from $126.7 million for the three months ended June 30, 2013. The increase in SG&A expenses previously noted primarily impacted the Unified Communications segment. The increase in SG&A for the three months ended June 30, 2014 included $3.8 million from the SchoolMessenger acquisition. As a percentage of this segment’s revenue, Unified Communications SG&A expenses increased to 33.5% for the three months ended June 30, 2014 compared to 31.0% for the three months ended June 30, 2013.

Unified Communications SG&A expenses for the six months ended June 30, 2014 decreased $2.0 million, or 0.7%, to $275.3 million from $277.3 million for the six months ended June 30, 2013. As a percentage of this segment’s revenue, Unified Communications SG&A expenses decreased to 33.7% for the six months ended June 30, 2014 compared to 34.5% for the six months ended June 30, 2013. The IPO Sponsor Fees and IPO Bonuses allocated to Unified Communications were $19.3 million for the six months ended June 30, 2013. Such allocated portion of the IPO Sponsor Fees and IPO Bonuses had a 2.4% impact on SG&A expenses as a percentage of revenue for Unified Communications.

Communication Services SG&A expenses for the three months ended June 30, 2014 increased $2.5 million, or 2.5%, to $103.1 million from $100.6 million for the three months ended June 30, 2013. The increase in SG&A for the three months ended June 30, 2014 included $2.7 million from the Health Advocate acquisition. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 35.0% for the three months ended June 30, 2014, compared to 37.1% for the three months ended June 30, 2013.

Communication Services SG&A expenses for the six months ended June 30, 2014 decreased $4.3 million, or 2.1%, to $204.7 million from $209.0 million for the six months ended June 30, 2013. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 35.3% for the six months ended June 30, 2014, compared to 38.7% for the six months ended June 30, 2013. The IPO Sponsor Fees and IPO Bonuses allocated to Communication Services were $8.7 million for the six months ended June 30, 2013. Such allocated portion of the IPO Sponsor Fees and IPO Bonuses had a 1.6% impact on SG&A expenses as a percentage of revenue for Communication Services.

Operating income: Operating income for the three months ended June 30, 2014 decreased $12.8 million, or 9.5%, to $121.9 million from $134.7 million for the three months ended June 30, 2013. This decrease was primarily due to higher SG&A expenses. As a percentage of revenue, operating income for the three months ended June 30, 2014 decreased to 17.6% from 20.0% for the three months ended June 30, 2013.

Operating income for the six months ended June 30, 2014 improved $15.7 million, or 6.9%, to $243.8 million from $228.0 million for the six months ended June 30, 2013. As a percentage of revenue, operating income for the six months ended June 30, 2014 increased to 17.8% from 17.1% for the six months ended June 30, 2013. This increase in operating income was primarily the result of the IPO Sponsor Fees and IPO Bonuses of $28.0 million recorded during the six months ended June 30, 2013. The IPO Sponsor Fees and IPO Bonuses had a 2.1% impact on operating income as a percentage of revenue.

Operating income by segment:

	For the three months ended June 30,						For the six months ended June 30,
		% of		% of		%		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change	2014	Revenue	2013	Revenue	Change	Change
In thousands:
Unified Communications	$96,325	23.4%	$113,156	27.7%	$(16,831)	-14.9%	$197,020	24.1%	$194,122	24.2%	$2,898	1.5%
Communication Services	25,589	8.7%	21,582	8.0%	4,007	18.6%	46,751	8.1%	33,906	6.3%	12,845	37.9%

Total	$121,914	17.6%	$134,738	20.0%	$(12,824)	-9.5%	$243,771	17.8%	$228,028	17.1%	$15,743	6.9%

Unified Communications operating income for the three months ended June 30, 2014 decreased $16.8 million, or 14.9%, to $96.3 million from $113.2 million for the three months ended June 30, 2013. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 23.4% for the three months ended June 30, 2014 from 27.7% for the three months ended June 30, 2013.

Unified Communications operating income for the six months ended June 30, 2014 increased $2.9 million, or 1.5%, to $197.0 million from $194.1 million for the six months ended June 30, 2013. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 24.1% for the six months ended June 30, 2014 from 24.2% for the six months ended June 30, 2013. The IPO Sponsor Fees and IPO Bonuses, recorded during the six months ended June 30, 2013 and allocated to Unified Communications, had a 2.4% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income for the three months ended June 30, 2014 increased $4.0 million, or 18.6%, to $25.6 million from $21.6 million for the three months ended June 30, 2013. As a percentage of this segment’s revenue, Communication Services operating income improved to 8.7% for the three months ended June 30, 2014 from 8.0% for the three months ended June 30, 2013.

Communication Services operating income for the six months ended June 30, 2014 increased $12.8 million, or 37.9%, to $46.8 million from $33.9 million for the six months ended June 30, 2013. As a percentage of this segment’s revenue, Communication Services operating income improved to 8.1% for the six months ended June 30, 2014 from 6.3% for the six months ended June 30, 2013. The IPO Sponsor Fees and IPO Bonuses, recorded during the six months ended June 30, 2013 and allocated to Communication Services, had a 1.6% impact on operating income as a percentage of revenue for Communication Services.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other income (expense) for the three months ended June 30, 2014 was ($46.0) million compared to ($64.9) million for the three months ended June 30, 2013. Other income (expense) for the six months ended June 30, 2014 was ($94.2) million compared to ($153.3) million for the six months ended June 30, 2013. Interest expense for the three and six months ended June 30, 2014 was $48.4 million and $97.5 million, respectively, compared to $57.3 million and $130.2 million, respectively, for the three and six months ended June 30, 2013. The reduction in interest expense is primarily due to the redemption of the $450.0 million senior subordinated notes on April 26, 2013 and lower interest rates on our variable rate senior secured term loan facilities.

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

During the three and six months ended June 30, 2014, we recognized gains of $0.4 million on affiliate foreign currency transactions denominated in currencies other than the functional currency. During the three and six months ended June 30, 2013, we recognized losses of $1.1 million and $2.8 million, respectively, on affiliate foreign currency transactions denominated in currencies other than the functional currency.

During the three months ended June 30, 2014, we recognized a $1.8 million gain in marking the investments in our non-qualified retirement plans to market compared to a $0.1 million loss during the three months ended June 30, 2013. During the six months ended June 30, 2014 and 2013 we recognized a $2.5 million gain in each period in marking the investments in our non-qualified retirement plans to market.

Net income: Net income for the three months ended June 30, 2014 increased $4.1 million, or 9.4%, to $47.8 million from net income of $43.7 million for the three months ended June 30, 2013. Our net income for the six months ended June 30, 2014 increased $47.3 million, or 101.3%, to $94.0 million from $46.7 million for the six months ended June 30, 2013. Net income includes a provision for income tax expense at an effective rate of approximately 37.125% for the three and six months ended June 30, 2014, compared to an effective tax rate of approximately 37.5% for the three and six months ended June 30, 2013. For the six months ended June 30, 2013, the IPO Sponsor Fees and IPO Bonuses, subordinated debt call premium and accelerated interest expense for the deferred financing costs associated with the Senior Subordinated Notes had a $31.9 million negative impact on net income.

Earnings per common share: Earnings per common share-basic for the three and six months ended June 30, 2014 were $0.57 and $1.12, respectively, compared to earnings per common share-basic for the three and six months ended June 30, 2013 of $0.52 and $0.63, respectively. Earnings per common share-diluted for the three and six months ended June 30, 2014 were $0.56 and $1.10, respectively, compared to earnings per common share-diluted for the three and six months ended June 30, 2013 of $0.51 and $0.62, respectively. During the six months ended June 30, 2013, the IPO Sponsor Fees and IPO Bonuses, subordinated debt call premium and accelerated interest expense for the deferred financing costs associated with the Senior Subordinated Notes had an aggregate impact of $0.43 and $0.42 on earnings per common share-basic and diluted, respectively.

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

The following table summarizes our cash flows by category for the periods presented:

	For the Six Months Ended June 30,
In thousands:	2014	2013	Change	% Change
Net cash flows from operating activities	$201,829	$193,664	$8,165	4.2%
Net cash flows used in investing activities	$(418,229)	$(61,002)	$(357,227)	NM
Net cash flows from (used in) financing activities	$144,737	$(93,693)	$238,430	NM

NM - Not Meaningful

Net cash flows from operating activities increased $8.2 million, or 4.2%, to $201.8 million for the six months ended June 30, 2014, compared to net cash flows from operating activities of $193.7 million for the six months ended June 30, 2013. The increase in net cash flows from operating activities is primarily due to improvements in net income and the timing of vendor payments offset by the timing of collections of accounts receivable.

Days sales outstanding, a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 61 days at June 30, 2014, when adjusted for the recent acquisitions of SchoolMessenger and Health Advocate, compared to 60 days at June 30, 2013. At June 30, 2014, each additional day outstanding resulted in an approximate $7.5 million reduction in our net cash flows from operating activities.

Net cash flows used in investing activities increased $357.2 million to $418.2 million for the six months ended June 30, 2014, compared to net cash flows used in investing activities of $61.0 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, our business acquisition investing was $341.9 million greater than the six months ended June 30, 2013, as a result of the acquisitions of SchoolMessenger and Health Advocate. During the six months ended June 30, 2014, cash used for capital expenditures was $75.4 million compared to $59.5 million for the six months ended June 30, 2013. The increase in capital expenditures is due primarily to an initiative to consolidate several of our data centers and expansion of our network infrastructure.

Net cash flows from financing activities increased $238.4 million to $144.7 million for the six months ended June 30, 2014, compared to net cash flows used in financing activities of $93.7 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, net proceeds from revolving credit facilities were $185.0 million compared to net proceeds of $35.0 million during the six months ended June 30, 2013. During the six months ended June 30, 2013, net proceeds from our IPO net of related offering costs were $398.3 million. During the six months ended June 30, 2013, we redeemed $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. During the six months ended June 30, 2014, dividends of $37.8 million were declared and paid compared to $19.0 million of dividend and dividend equivalent payments during the six months ended June 30, 2013. During the six months ended June 30, 2013, deferred financing and other debt related costs of $30.2 million were paid in connection with the Third Amendment on February 20, 2013. We did not make any principal repayments on long-term obligations during the six months ended June 30, 2014 compared to $12.1 million during the six months ended June 30, 2013.

As of June 30, 2014, the amount of cash and cash equivalents held by our foreign subsidiaries was $101.9 million. We have accrued U.S. taxes on $209.8 million of unremitted foreign earnings and profits. Our intent is to permanently reinvest a portion of these funds outside the U.S. for acquisitions and capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate equal to approximately $18.9 million per quarter (or an annual rate of $75.6 million). Based on approximately 84.0 million shares of common stock outstanding, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On July 31, 2014, we announced a $0.225 per common share quarterly dividend. The dividend is payable August 21, 2014, to shareholders of record as of the close of business on August 11, 2014.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Senior Secured Term Loan Facility

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into the Fourth Amendment. The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans. As of June 30, 2014, the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.0% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors as of June 30, 2014 were 0.75% for LIBOR rate loans and 1.75% for base rate loans. The Fourth Amendment also includes a soft call option applicable to the Term Loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment in the event that, on or prior to the six-month anniversary of the effective date of the Fourth Amendment, West or its subsidiary borrowers enter into certain repricing transactions.

In connection with the Fourth Amendment, the Company incurred refinancing fees and expenses of approximately $5.8 million, which will be amortized into interest expense over the remaining life of the Senior Secured Credit Facilities.

Our Senior Secured Credit Facilities bear interest at variable rates. At June 30, 2014, our Senior Secured Credit Facilities required annual principal payments of approximately $23.8 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,985.9 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the Senior Secured Credit Facilities for the three and six months ended June 30, 2014 were 3.93% and 4.00%, respectively, compared to 4.74% and 5.33%, respectively, during the three and six months ended June 30, 2013.

On July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay a portion of the 2018 Maturity Term Loans. The total aggregate principal amount repaid on the 2018 Maturity Term Loans was $250.0 million. Subsequent to this repayment, our Senior Secured Credit Facilities requires annual principal payments of approximately $3.1 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,813.5 million, respectively.

On July 1, 2014, we further modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new delayed draw term loan A facility (the “TLA”) to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures July 1, 2019 provided that, the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the TLA will be used at our option (i) to prepay in part Senior Secured Term Loan Facilities due in 2016 and 2018 and pay accrued but unpaid interest thereon, (ii) to redeem any 2019 Senior Notes, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses incurred in connection with the incurrence of the TLA. Annual amortization (payable in quarterly installments) in respect of the TLA will be payable at: a 2.5% annual rate in the year ending June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); a 5.0% annual rate in the year ending June 30, 2016; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

The TLA notes will bear interest at variable rates. The interest rate margin applicable to the TLA will be based on the Company’s total leverage ratio and range from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans.

Senior Secured Revolving Credit Facility

Prior to the Fifth Amendment, our senior secured revolving credit facility provided senior secured financing of up to $201 million and matured on January 15, 2016. We were required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility was subject to adjustment based upon our total leverage ratio.

The senior secured revolving credit facility was undrawn for the three and six months ended June 30, 2014 and June 30, 2013.

The Fifth Amendment provided for a new Senior Secured Revolving Credit Facility to be made available under our Amended Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to, the $201 million senior secured revolving credit facility referred to above (except with respect to pricing and maturity) in an aggregate principal amount of $300.0 million that matures July 1, 2019 provided that, the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the Senior Secured Revolving Credit Facility are to be used solely (i) to prepay in full revolving credit loans outstanding under the previous senior secured credit facilities, and pay accrued but unpaid interest thereon, and to terminate all commitments under, in each case, the previous senior secured revolving credit facility in effect immediately prior to giving effect to the Fifth Amendment, (ii) for working capital and general corporate purposes (including dividends and distributions and acquisitions) and (iii) to pay fees and expenses incurred in connection with the establishment and incurrence of the TLA, the Senior Secured Revolving Credit Facility and any related transactions.

The interest rate margin applicable to the Senior Secured Revolving Credit Facility is based on our total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility is subject to adjustment based upon our total leverage ratio.

The Fifth Amendment revised certain negative covenants contained in the Credit Agreement to reflect the size of the Company and current market terms and to extend the total leverage ratio financial covenant under the Credit Agreement in effect immediately prior to the Fifth Amendment through the maturity of the TLA and the Senior Secured Revolving Credit Facility with certain step downs in such ratio levels for test periods ending after December 31, 2015.

Subsequent to June 30, 2014, after giving effect to the Fifth Amendment, which provided for a reset to the availability under the uncommitted incremental facilities, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans thereunder following July 1, 2014 (other than such payments made with the proceeds of the 2022 Notes or the proceeds of the TLA). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2018 Senior Notes

On October 5, 2010, we issued $500.0 million aggregate principal amount of 2018 Senior Notes.

In connection with the issuance of the 2022 Senior Notes, on June 17, 2014, we commenced a tender offer to purchase any and all of our outstanding $500.0 million in aggregate principal amount of the 2018 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2018 Senior Notes tendered was $1,063.09, including an early tender premium of $20.00 per $1,000 principal amount of the 2018 Senior Notes for those holders who properly tendered their 2018 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, approximately $270.8 million aggregate principal amount of the 2018 Senior Notes was purchased. Total additional consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $298.7 million.

The redemption date for the call of the 2018 Senior Notes was July 17, 2014 and the redemption price was 104.313% of the principal amount of the 2018 Senior Notes and make-whole premium. In addition, the Company paid accrued and unpaid interest on the redeemed 2018 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2018 Senior Notes remained outstanding.

2019 Senior Notes

On November 24, 2010, we issued $650.0 million aggregate principal amount of 2019 Senior Notes.

In connection with the issuance of the 2022 Notes, on June 17, 2014, we commenced a tender offer to purchase up to $200.0 million in aggregate principal amount of the 2019 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2019 Senior Notes tendered was $1,066.29 including an early tender premium of $20.00 per $1,000 principal amount of the 2019 Senior Notes for those holders who properly tendered their 2019 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, $200.0 million aggregate principal amount of the 2019 Senior Notes was purchased. Total additional consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $215.3 million.

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

2022 Senior Notes

On July 1, 2014 we issued $1.0 billion aggregate principal amount of 2022 Senior Notes. The 2022 Senior Notes mature on July 15, 2022 and were issued at par. The 2022 Senior Notes were offered in a private offering exempt from the registration requirements of the Securities Act.

At any time prior to July 15, 2017, we may redeem all or a part of the 2022 Senior Notes at a redemption price equal to 100% of the principal amount of 2022 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2022 Senior Notes) as of, and accrued and unpaid interest to, the date of redemption, subject to the right of holders of 2022 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after July 15, 2017, we may redeem the 2022 Senior Notes in whole or in part at the redemption prices (expressed as percentages of principal amount of the 2022 Senior Notes to be redeemed) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of 2022 Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2017	104.031
2018	102.688
2019	101.344
2020 and thereafter	100.000

At any time (which may be more than once) before July 15, 2017, we can choose to redeem up to 40% of the outstanding notes with money that we raise in one or more equity offerings, as long as (i) we pay 105.375% of the face amount of the notes, plus accrued and unpaid interest; (ii) we redeem the notes within 90 days after completing the equity offering; and (iii) at least 60% of the aggregate principal amount of the notes issued remains outstanding afterwards.

We and our subsidiaries, affiliates or significant shareholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Accounts Receivable Securitization

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and the term of the facility was extended to August 27, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. We have further amended the amended and extended facility as of April 9, 2014 to include additional guarantors and, as of June 2, 2014, to modify the eligibility criteria for certain receivables. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At June 30, 2014, $185.0 million was outstanding under the amended and extended asset securitization facility. $185.0 million was drawn on this facility to partially fund the acquisition of Health Advocate. At December 31, 2013, the amended and extended asset securitization facility was undrawn. The highest balance outstanding during the six months ended June 30, 2014 and 2013 on this facility was $185.0 million and $50.0 million, respectively.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Amended Credit Agreement) may not exceed 6.50 to 1.0 at June 30, 2014, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2014. The Amended Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business.

The Amended Credit Agreement includes certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain of our subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Amended Credit Agreement will materially impair our financial condition or results of operations.

2019 Senior Notes and the 2022 Senior Notes—The indentures governing the 2019 Senior Notes and the 2022 Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at June 30, 2014.

Accounts Receivable Securitization—The amended and extended revolving trade accounts receivable financing facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our Senior Secured Credit Facility.

Our failure to comply with these debt covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our Amended Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Senior Secured Credit Facilities and the indentures that govern the notes. The Amended Credit Agreement and the indentures that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

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

The following table summarizes our contractual obligations at June 30, 2014 (amounts in thousands):

	Payment due by period
Contractual		Less than			After 5
Obligations	Total	1 year	1 - 3 years	4 - 5 years	years
Senior Secured Term Loan Facility, due 2016	$312,097	$3,121	$308,976	$—	$—
Senior Secured Term Loan Facility, due 2018	2,063,250	20,633	41,264	2,001,353	—
8 5/8% Senior Notes, due 2018	500,000	—	—	500,000	—
7 7/8% Senior Notes, due 2019	650,000	—	—	650,000	—
Amended and Extended Asset Securitization, due 2018	185,000	—	—	185,000	—
Interest payments on fixed rate debt	442,044	94,313	188,626	159,105	—
Estimated interest payments on variable rate debt (1)	322,302	80,820	157,927	83,555	—
Operating leases	156,111	37,294	47,239	24,577	47,001
Contractual minimums under telephony agreements (2)	173,000	77,300	95,700	—	—
Purchase obligations (3)	109,575	92,851	14,455	2,269	—

Total contractual cash obligations	$4,913,379	$406,332	$854,187	$3,605,859	$47,001

(1)	Interest rate assumptions based on July 10, 2014 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2017. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At June 30, 2014, we had accrued $34.0 million, including interest and penalties for uncertain tax positions.

The table above does not include the $1.0 billion aggregate principal amount of the 2022 Senior Notes issued July 1, 2014. The 2022 Senior Notes bear interest at a rate of 5.375% per year, payable semiannually in arrears on July 15 and January 15 of each year beginning January 15, 2015 and mature on July 15, 2022. Proceeds from the 2022 Senior Notes were used to retire the $500.0 million aggregate principal amount of the 2018 Senior Notes, $200.0 million aggregate principal amount of the 2019 Senior Notes and $250.0 million aggregate principal amount of the Senior Secured Term Loan Facility, due 2018. Interest payment obligations for the 2022 Senior Notes are also not included in the table above. Interest payments for the next five years and thereafter on the 2022 Senior Notes are expected to be $29.1 million in the first year, $53.8 million in years two through five and $188.1 million after five years. See note 5 to the condensed consolidated financial statements and Liquidity and Capital Resources elsewhere in this report for additional details.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $68.0 million for the six months ended June 30, 2014, compared to $48.7 million for the six months ended June 30, 2013. We currently estimate our capital expenditures for the remainder of 2015 to be approximately $102.0 million to $122.0 million primarily for equipment and upgrades at existing facilities, the consolidation of data centers and expansion of our network infrastructure.

Off – Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2014 and are renewed as required. The outstanding commitment on these obligations at June 30, 2014 was $8.8 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013. There have not been any significant changes with respect to these policies during the six months ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of June 30, 2014, we had $2,375.3 million outstanding under our senior secured term loan facilities, $185.0 million outstanding under our revolving trade accounts receivable financing facility, $500.0 million outstanding under our 2018 Senior Notes and $650.0 million outstanding under our 2019 Senior Notes.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at June 30, 2014, would have no impact on our variable interest rate. At June 30, 2014, the 30 and 90 day LIBOR rates were approximately 0.15520% and 0.23070%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, rate increases on our variable debt in the immediate and near term is unlikely.

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

Based on our level of operating activities in foreign operations during the six months ended June 30, 2014, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

For the three months ended June 30, 2014 and 2013, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three and six months ended June 30, 2014, revenues from non-U.S. countries represented approximately 19% of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At June 30, 2014 and December 31, 2013, long-lived assets from non-U.S. countries were approximately 7% and 9%, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At June 30, 2014, we had no cash flow hedges outstanding.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of June 30, 2014, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

4.1	Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due July 15, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014)

4.2	Supplemental Indenture, dated as of July 1, 2014, by and among West Corporation and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8.625% senior notes due October 1, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 3, 2014)

10.1	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014)

10.2	Separation Agreement, dated May 6, 2014, between West Corporation and Paul M. Mendlik (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 7, 2014)(1)

10.3	West Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014)(1)

10.4	West Corporation Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014)(1)

10.5	Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan dated as of July 30, 2014 (1)

15.1	Letter regarding unaudited interim financial information

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2014, filed on August 5, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: August 5, 2014

EXHIBIT INDEX

Number	Description

4.1	Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due July 15, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014)

4.2	Supplemental Indenture, dated as of July 1, 2014, by and among West Corporation and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8.625% senior notes due October 1, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 3, 2014)

10.1	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014)

10.2	Separation Agreement, dated May 6, 2014, between West Corporation and Paul M. Mendlik (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 7, 2014)(1)

10.3	West Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014)(1)

10.4	West Corporation Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014)(1)

10.5	Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan dated as of July 30, 2014 (1)

15.1	Letter regarding unaudited interim financial information

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2014, filed on August 5, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements furnished herewith.

(1)	Indicates management contract or compensation plan or arrangement.