Form 10-Q
period 2014-09-30
WEST CORP
filed 2014-11-06
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 30, 2014, 84,176,835 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of stockholders’ deficit and of cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

November 6, 2014

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUE	$713,201	$665,366	$2,080,416	$1,998,285
COST OF SERVICES	338,778	310,533	985,828	931,539
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	253,473	231,407	729,867	715,292

OPERATING INCOME	120,950	123,426	364,721	351,454
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $41, $45, $228 and $208	(47,606)	(51,242)	(144,923)	(181,310)
Debt call premium and accelerated amortization of deferred financing costs	(51,735)	—	(51,735)	(23,105)
Other	2,290	1,654	5,397	1,555

Other expense	(97,051)	(49,588)	(191,261)	(202,860)

INCOME BEFORE INCOME TAX EXPENSE	23,899	73,838	173,460	148,594
INCOME TAX EXPENSE	7,789	27,690	63,313	55,723

NET INCOME	$16,110	$46,148	$110,147	$92,871

EARNINGS PER COMMON SHARE:
Basic Common	$0.19	$0.55	$1.31	$1.20

Diluted Common	$0.19	$0.54	$1.29	$1.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	84,090	83,581	83,950	77,274

Diluted	85,611	85,042	85,400	78,720

DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$0.225	$0.675	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$16,110	$46,148	$110,147	$92,871
Foreign currency translation adjustments, net of tax of $7,570, $(3,744), $8,593 and $(494)	(15,658)	6,109	(14,950)	806
Reclassification of a cash flow hedge into earnings, net of tax of $0, $0, $0 and $1,349	—	—	—	(2,201)
Unrealized gain on cash flow hedges, net of tax of $0, $0, $0 and $(2,444)	—	—	—	3,987

Comprehensive income	$452	$52,257	$95,197	$95,463

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,933	$230,041
Trust and restricted cash	23,671	21,679
Accounts receivable, net of allowance of $8,164 and $9,809	487,115	450,189
Deferred income taxes receivable	7,969	—
Prepaid assets	52,681	36,032
Deferred expenses	64,488	53,633
Other current assets	25,940	29,996

Total current assets	827,797	821,570
PROPERTY AND EQUIPMENT:
Property and equipment	1,339,486	1,280,420
Accumulated depreciation and amortization	(967,015)	(915,655)

Total property and equipment, net	372,471	364,765
GOODWILL	2,044,928	1,823,921
INTANGIBLE ASSETS, net of accumulated amortization of $565,704 and $528,936	404,215	231,441
OTHER ASSETS	279,814	244,567

TOTAL ASSETS	$3,929,225	$3,486,264

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$99,421	$82,678
Deferred revenue	142,365	113,405
Accrued expenses	298,221	249,682
Current maturities of long-term debt	3,121	11,877

Total current liabilities	543,128	457,642
LONG-TERM OBLIGATIONS, less current maturities	3,755,681	3,513,470
DEFERRED INCOME TAXES	137,522	112,476
OTHER LONG-TERM LIABILITIES	177,805	142,848

Total liabilities	4,614,136	4,226,436
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 475,000 shares authorized, 84,214 and 83,745 shares issued and 84,122 and 83,653 shares outstanding	84	84
Additional paid-in capital	2,149,198	2,132,441
Retained deficit	(2,801,735)	(2,855,189)
Accumulated other comprehensive loss	(27,150)	(12,200)
Treasury stock at cost (92 shares for both periods)	(5,308)	(5,308)

Total stockholders’ deficit	(684,911)	(740,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,929,225	$3,486,264

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,147	$92,871
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	90,492	85,172
Amortization	53,482	49,406
Provision for share based compensation	10,179	8,154
Deferred income tax (benefit) expense	(24,627)	3,668
Amortization of deferred financing costs	22,707	20,313
Other	10	93
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(29,977)	(12,739)
Other assets	(60,961)	(29,636)
Accounts payable	25,224	(15,979)
Accrued wages and benefits	16,594	26,774
Accrued expenses, other liabilities and income tax payable	116,980	48,632

Net cash flows from operating activities	330,250	276,729

CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions	(385,457)	(13)
Purchases of property and equipment	(113,682)	(87,980)
Other	(1,993)	(1,166)

Net cash flows used in investing activities	(501,132)	(89,159)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of notes due 2022	1,000,000	—
Payments on notes and term loan facilities	(950,000)	(450,000)
Proceeds from initial public offering, net of offering costs	—	398,266
Proceeds from revolving credit facilities	197,000	85,000
Payments on revolving credit facilities	(12,765)	(85,000)
Dividends paid	(56,751)	(37,840)
Payments of deferred financing and other debt related costs	(27,280)	(30,760)
Debt redemption premiums paid on senior and subordinated notes	(43,987)	(16,502)
Principal repayments on long-term obligations	(780)	(18,132)
Proceeds from stock options exercised and ESPP shares issued including excess tax benefits	5,418	815
Other	—	(9)

Net cash flows from (used in) financing activities	110,855	(154,162)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4,081)	(1,546)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(64,108)	31,862
CASH AND CASH EQUIVALENTS, Beginning of period	230,041	179,111

CASH AND CASH EQUIVALENTS, End of period	$165,933	$210,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest and call premiums on senior and subordinated notes	$177,229	$179,317

Cash paid during the period for income taxes, net of refunds of $5,455 and $2,629	$62,209	$36,831

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$4,678	$8,585

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock	Additional Paid - in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
BALANCE, January 1, 2014	$84	$2,132,441	$(2,855,189)	$(5,308)	$(12,200)	$(740,172)
Net income			110,147			110,147
Dividends declared (cash dividends / $0.675 per share)			(56,693)			(56,693)
Other comprehensive loss, net of tax of $8,593 (Note 10)					(14,950)	(14,950)
Executive Deferred Compensation Plan activity (59,260 shares issued)		2,561				2,561
Shares issued from the Employee Stock Purchase Plan (220,220 shares)		4,759				4,759
Stock options exercised including related tax benefits (109,615 shares)	—	1,149				1,149
Share based compensation		8,288				8,288

BALANCE, September 30, 2014	$84	$2,149,198	$(2,801,735)	$(5,308)	$(27,150)	$(684,911)

BALANCE, January 1, 2013	$62	$1,720,639	$(2,941,948)	$(5,308)	$(23,131)	$(1,249,686)
Net income			92,871			92,871
Dividends declared (cash dividends / $0.45 per share)			(37,626)			(37,626)
Other comprehensive income, net of tax of $(1,589) (Note 10)					2,592	2,592
Executive Deferred Compensation Plan activity		3,060				3,060
Issuance of common stock in connection with our initial public offering (21,275,000 shares)	21	401,012				401,033
Initial public offering costs		(2,767)				(2,767)
Stock options exercised including related tax benefits (164,827 shares)	1	1,567				1,568
Share based compensation		6,346				6,346

BALANCE, September 30, 2013	$84	$2,129,857	$(2,886,703)	$(5,308)	$(20,539)	$(782,609)

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

Unified Communications

— Conferencing & Collaboration. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. During the nine months ended September 30, 2014, we managed approximately 120 million conference calls, an 8 percent increase over the same period in 2013. We provide our clients with an integrated global suite of meeting services. InterCall also offers multimedia event services designed to give our clients the ability to create, manage, distribute and reuse content internally and externally. Through a combination of proprietary products and strategic partnerships, our clients have the tools to support diverse internal and external multimedia requirements.

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

— Interactive Services. We help our clients automate, navigate and solve their communication challenges across the customer lifecycle. We design, integrate, deliver and manage applications, services, platforms and networks that aim to improve the customer experience and drive efficiencies for our clients. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create an automated customer experience across channels. In 2013, our interactive voice response (“IVR”), hosted contact center, and alerts and notifications platforms received and delivered 2.8 billion calls and data messages on behalf of our clients. With the acquisition on April 21, 2014, of Reliance Holding, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), we expanded our interactive services, into the K-12 education market.

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

— Agent Services. We provide our clients with large-scale agent services. We target opportunities that allow our agent services to be a part of larger strategic client engagements and with clients for whom these services can add value. We believe that we are known in the industry as a premium provider of these services. We offer a flexible model that includes on-shore, off-shore and home-based agent capabilities to fit our clients’ needs. With the acquisition of Health Advocate, Inc. on June 13, 2014, we expanded Agent Services’ presence in the healthcare industry.

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2013. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2014 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Agent services revenue is generated in the month that services are performed, and services are generally billed based on call duration, hours of input, number of calls or a contingent basis. Revenue for contingent collection services and overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized as revenue for the periods billed. Fees for future service periods are deferred until the service is performed.

Dividend - We funded the dividends paid in 2013 and the first nine months of 2014 with cash generated by our operations, and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On each of February 20, 2014, May 15, 2014 and August 21, 2014, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.9 million to shareholders of record as of the close of business on February 10, 2014, May 5, 2014 and August 11, 2014, respectively, for a total of approximately $56.8 million.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. We are still assessing the impact on the Company’s consolidated condensed financial statements.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. ACQUISITIONS

911 Enable

On September 2, 2014, we acquired the 911 Enable business of Connexon Group, Inc. (“911 Enable”), a provider of emergency communications solutions for IP-based enterprise customers across the United States and Canada. The purchase price was approximately $42.2 million and was funded with cash on hand.

In the preliminary purchase price allocation, goodwill of $20.2 million, not deductible for tax purposes, and finite-lived intangible assets of $21.7 million were recorded. The acquisition was integrated into our Communication Services segment, within public safety services. This will expand our enterprise VoIP 911 and public safety communications to deliver improved emergency response services to business, government, education and non-profit organizations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date for 911 Enable. The finite-lived intangible assets are comprised of trade names ($1.4 million), technology ($4.9 million), non-competition agreements ($0.2 million) and customer relationships ($15.2 million) and will be amortized over their useful lives which range from three to ten years.

(Amounts in thousands)	September 2, 2014
Working Capital	$494
Property and equipment	59
Intangible assets	21,685
Goodwill	20,198

Total assets acquired	42,436

Long-term liabilities	258

Total liabilities assumed	258

Net assets acquired	$42,178

Health Advocate

On June 13, 2014, we acquired Health Advocate, Inc. (“Health Advocate”), a leading provider of healthcare advocacy services. The purchase price was approximately $265.9 million and was funded with cash on hand and use of our revolving trade accounts receivable financing facility.

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

In the preliminary purchase price allocation, goodwill of $162.0 million, not deductible for tax purposes, and finite-lived intangible assets of $150.2 million were recorded. The acquisition was integrated into our Communication Services, within agent services, to expand our services in the healthcare industry. Further, Health Advocate’s strong competitive position in the health advocacy market and Health Advocate’s suite of consumer focused services and health solutions provides cross-selling opportunities with our existing healthcare client base.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date for Health Advocate. The finite-lived intangible assets are comprised of trade names ($30.1 million), technology ($36.4 million), non-competition agreements ($2.8 million) and customer relationships ($80.9 million) and will be amortized over their useful lives which range from four to twenty years.

(Amounts in thousands)	June 13, 2014
Working Capital	$(2,538)
Property and equipment	6,055
Other assets, net	72
Intangible assets	150,190
Goodwill	161,964

Total assets acquired	315,743

Non-current deferred taxes	41,940
Long-term liabilities	7,913

Total liabilities assumed	49,853

Net assets acquired	$265,890

SchoolMessenger

On April 21, 2014, we acquired SchoolMessenger, a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $77.4 million and was funded with cash on hand.

In the preliminary purchase price allocation, goodwill of $52.5 million, not deductible for tax purposes, and finite-lived intangible assets of $40.1 million were recorded. The acquisition was integrated into our Unified Communications segment, within interactive services, to expand our interactive services into the adjacent education vertical market.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date for SchoolMessenger. The finite-lived intangible assets are comprised of trade names ($1.7 million), technology ($8.8 million), non-competition agreements ($1.3 million) and customer relationships ($28.3 million) and will be amortized over their useful lives which range from three to twenty years.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands)	April 21, 2014
Working Capital	$(9,914)
Property and equipment	1,574
Intangible assets	40,145
Goodwill	52,513

Total assets acquired	84,318

Non-current deferred taxes	4,789
Long-term liabilities	2,157

Total liabilities assumed	6,946

Net assets acquired	$77,372

Revenue attributable to 911 Enable, Health Advocate and SchoolMessenger from their acquisition dates to September 30, 2014, was $0.8 million, $26.5 million and $11.8 million, respectively. Net income attributable to these three acquisitions from their acquisition dates was not significant.

Acquisition costs for the three months ended September 30, 2014 and 2013 were $1.5 million and $0.2 million, respectively, and are included in selling, general and administrative expenses. Acquisition costs for the nine months ended September 30, 2014 and 2013 were $3.2 million and $0.9 million, respectively, and are included in selling, general and administrative expenses.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of 911 Enable, Health Advocate and SchoolMessenger were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

Pro forma

Assuming the acquisitions of 911 Enable, Health Advocate and SchoolMessenger occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and nine months ended September 30, 2014 and 2013 would have been, in thousands (except per share amounts), as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$715,102	$696,112	$2,135,780	$2,087,373
Net Income	$15,616	$41,907	$104,009	$79,314
Earnings per share - basic	$0.19	$0.50	$1.24	$1.03
Earnings per share - diluted	$0.18	$0.49	$1.22	$1.01

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined company.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill by reporting segment, in thousands, for the nine months ended September 30, 2014 and year ended December 31, 2013:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Unified Communications	Communication Services	Consolidated
Balance at January 1, 2014	$1,001,442	$822,479	$1,823,921
Foreign currency translation adjustment	(13,437)	(5)	(13,442)
Acquisitions	52,513	182,162	234,675
Acquisition accounting adjustments	(226)	—	(226)

Balance at September 30, 2014	$1,040,292	$1,004,636	$2,044,928

Balance at January 1, 2013	$994,372	$822,479	$1,816,851
Foreign currency translation adjustment	7,070	—	7,070

Balance at December 31, 2013	$1,001,442	$822,479	$1,823,921

The following table presents the gross carrying amount and accumulated impairment charge of goodwill, in thousands:

	As of
	September 30, 2014	December 31, 2013
Gross carrying amount	$2,082,603	$1,861,596
Accumulated impairment (1)	(37,675)	(37,675)

Net carrying amount	$2,044,928	$1,823,921

(1)	The impairment was recorded in 2010.

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset, in thousands:

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of September 30, 2014
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$667,088	$(445,657)	$221,431
Technology & Patents	170,221	(80,071)	90,150
Trade names (indefinite-lived)	37,710	—	37,710
Trade names (finite-lived)	69,834	(24,374)	45,460
Other intangible assets	25,066	(15,602)	9,464

Total	$969,919	$(565,704)	$404,215

	As of December 31, 2013
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Customer lists	$547,860	$(422,367)	$125,493
Technology & Patents	122,099	(72,549)	49,550
Trade names (indefinite-lived)	47,110	—	47,110
Trade names (finite-lived)	27,414	(20,389)	7,025
Other intangible assets	15,894	(13,631)	2,263

Total	$760,377	$(528,936)	$231,441

Amortization expense for finite-lived intangible assets was $18.3 million and $13.9 million for the three months ended September 30, 2014 and 2013, respectively, and $44.5 million and $41.8 million for the nine months ended September 30, 2014 and 2013, respectively. The 2014 annual impairment analysis of goodwill and intangible assets will be in the fourth quarter. Estimated amortization expense for the intangible assets noted above for the entire year of 2014 and the next five years is as follows:

2014	$61.0 million
2015	$63.7 million
2016	$51.8 million
2017	$42.7 million
2018	$37.7 million
2019	$33.7 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	September 30, 2014	December 31, 2013
Accrued wages	$84,837	$61,945
Accrued phone	56,591	48,201
Interest payable	44,080	48,793
Accrued other taxes (non-income related)	39,481	42,022
Income taxes payable	28,150	5,922
Acquisition obligation	6,115	—
Accrued lease expense	4,361	3,204
Accrued employee benefit costs	3,609	5,992
Deferred income tax	—	7,697
Other accrued expenses	30,997	25,906

	$298,221	$249,682

5. LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consist of the following as of:

	September 30,	December 31,

	2014	2013
Senior Secured Term Loan Facility, due 2016	$311,317	$312,097
Senior Secured Term Loan Facility, due 2018	1,813,250	2,063,250
Accounts Receivable Securitization, due 2018	184,235	—
8 5/8% Senior Notes, paid in 2014	—	500,000
7 7/8% Senior Notes, due 2019	450,000	650,000
5 3/8% Senior Notes, due 2022	1,000,000	—

	3,758,802	3,525,347

Less: current maturities	(3,121)	(11,877)

Long-term obligations	$3,755,681	$3,513,470

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

On January 24, 2014, we modified our senior secured term loan facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 4 to the Amended and Restated Credit Agreement (the “Credit Agreement”) among West Corporation, certain of our domestic subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto (the “Fourth Amendment). The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all term loans. In connection with the Fourth Amendment, we incurred refinancing expenses of approximately $5.8 million, which will be amortized into interest expense over the remaining life of the Amended Credit Agreement (as defined below).

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

• a new delayed draw term loan A facility (the “TLA”) to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures July 1, 2019. The proceeds of the TLA will be used at our option (i) to prepay in part the Senior Secured Term Loan Facilities due in 2016 (the “2016 Maturity Term Loans”) and the Senior Secured Term Loan Facilities due in 2018 (the “2018 Maturity Term Loans” and, together with the 2016 Maturity Term Loans, the “Term Loans”) and pay accrued but unpaid interest thereon, (ii) to redeem any of our 7.875% Senior Notes due 2019, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses incurred in connection with the TLA;

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

As of September 30, 2014, the interest rate margins applicable to the term loans due June 30, 2018 were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the term loans due July 15, 2016 were 2.0% for LIBOR rate loans and 1.00% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the term loans. The interest rate floors effective September 30, 2014 were 0.75% for the LIBOR component of LIBOR rate loans and 1.75% for the base rate component of base rate loans.

In connection with the Fifth Amendment, we incurred refinancing expenses of approximately $5.3 million, which will be amortized into interest expense over the remaining life of the 2018 Maturity Term Loans, the TLA and the Senior Secured Revolving Credit Facility.

2022 Senior Notes

On July 1, 2014, we issued $1.0 billion aggregate principal amount of our 5.375% Senior Notes due 2022 (the “2022 Senior Notes”). The 2022 Senior Notes mature on July 15, 2022 and were issued at par. The 2022 Senior Notes were offered in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 17, 2014, we used a portion of the net proceeds from the 2022 Senior Notes, together with cash on hand to redeem the remaining $229.2 million aggregate principal amount of the 2018 Senior Notes for an aggregate redemption price of $242.9 million, including payments of the $9.9 million redemption premium, $3.7 million make-whole premium and accrued interest of $0.1 million.

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

In connection with the 2022 Senior Notes, we incurred refinancing expenses of approximately $16.0 million, which will be amortized into interest expense over the remaining life of the 2022 Senior Notes.

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

The redemption date for the call of the 2018 Senior Notes was July 17, 2014 at a redemption price equal to 104.313% of the principal amount of the 2018 Senior Notes and make-whole premium. The Company redeemed the remaining $229.2 million aggregate principal amount of the 2018 Senior Notes for an aggregate redemption price of $242.9 million including payments of the $9.9 million redemption premium, $3.7 million make-whole premium and accrued interest of $0.1 million. In addition we recorded accelerated amortization of deferred financing costs of $5.9 million in connection with the redemption of the 2018 Senior Notes. Following this redemption, none of the 2018 Senior Notes remained outstanding.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2019 Senior Notes

In connection with the issuance of the 2022 Senior Notes, on June 17, 2014, we commenced a tender offer to purchase up to $200.0 million in aggregate principal amount of the 2019 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2019 Senior Notes tendered was $1,066.29, including an early tender premium of $20.00 per $1,000 principal amount of the 2019 Senior Notes for those holders who properly tendered their 2019 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, $200.0 million aggregate principal amount of the 2019 Senior Notes was purchased. Total consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $215.3 million. In addition, we recorded accelerated amortization of deferred financing costs of $1.8 million in connection with the purchase of the $200.0 million aggregate principal amount of the 2019 Senior Notes.

On October 16, 2014 we delivered a redemption notice for the remaining $450.0 million of 2019 Senior Notes. The redemption premium is $17.7 million and will be deposited with the 2019 Senior Notes indenture trustee on November 14, 2014. We intend to use proceeds from the TLA, the Senior Secured Revolving Credit Facility and cash on hand to pay in full the 2019 Senior Notes, redemption premium and accrued interest.

At September 30, 2014, we were in compliance with our financial debt covenants.

6. HEDGING ACTIVITIES

Periodically, we have entered into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion under our outstanding senior secured term loan facility to fixed rate debt. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The cash flow hedges were recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings were affected by the hedged item. In June 2013, three interest rate swaps with an aggregate notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 1.685% to 1.6975%. At September 30, 2014 and December 31, 2013, we did not have any interest rate swaps.

The following presents, in thousands, the impact of interest rate swaps on the consolidated statement of operations for the three and nine months ended September 30, 2013.

Amount of gain
	Amount of gain		reclassified from OCI
	recognized in OCI		into earnings for the
	for the three months	Location of gain	three months ended
Derivatives designated	ended September 30,	reclassified from OCI	September 30,
as hedging instruments	2013	into net income	2013
Interest rate swaps	$—	Interest expense	$—

	For the nine months		For the nine months
	ended September 30,		ended September 30,
	2013		2013
Interest rate swaps	$1,786	Interest expense	$2,985

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

Fair Value Measurements at September 30, 2014 Using:
		Quoted Prices	Significant
		in Active	Other	Significant	Assets /
		Markets for	Observable	Unobservable	Liabilities
	Carrying	Identical Assets	Inputs	Inputs	at Fair
Description	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Other Assets
Trading securities	$63,501	$63,501	$—	$—	$63,501

Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices	Significant
		in Active	Other	Significant	Assets /
		Markets for	Observable	Unobservable	Liabilities
	Carrying	Identical Assets	Inputs	Inputs	at Fair
Description	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Other Assets
Trading securities	$53,397	$53,397	$—	$—	$53,397

The fair value of our 5.375% senior notes and 7.875% senior notes based on market quotes, which we determined to be Level 1 inputs, at September 30, 2014 was approximately $1,394.1 million compared to the carrying amount of $1,450.0 million. The fair value of our 7.875% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately $701.2 million compared to the carrying amount of $650.0 million. Our 8.625% senior notes were paid in full in July 2014. At December 31, 2013 the fair value or our 8.625% senior notes was $542.5 million compared to the carrying value of $500.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at September 30, 2014 was approximately $2,118.5 million compared to the carrying amount of $2,124.6 million. The fair value of our senior secured term loan facilities at December 31, 2013 was approximately $2,385.0 million compared to the carrying amount of $2,375.3 million.

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

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company. Restricted stock granted under the 2013 LTIP vests over a period of three or four years, with a ratable portion of the restricted stock award vested on each anniversary of the grant date until fully vested, unless earlier forfeited as a result of termination of service to the Company prior to the applicable vesting date. Dividends are payable in respect of shares of unvested restricted stock either at the time of the dividend is paid to stockholder or upon vesting of the restricted stock in accordance with the terms of the applicable restricted stock award agreement.

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock option activity under the 2006 EIP and 2013 LTIP for the nine months ended September 30, 2014.

		Options Outstanding
	Options		Weighted
	Available	Number	Average
	for Grant	of Options	Exercise Price
Balance at January 1, 2014	8,005,398	3,022,823	$27.21
Options granted	(217,785)	217,785	24.72
Options exercised	—	(50,832)	17.64
Canceled or forfeited (2013 LTIP)	20,674	(20,674)	23.72
Canceled or forfeited (2006 EIP)	—	(199,056)	29.50
Restricted stock granted	(1,400,966)	—	—
Restricted stock canceled	18,552	—	—

Balance at September 30, 2014	6,425,873	2,970,046	$27.06

At September 30, 2014, we expect that approximately 20% of options granted will be canceled or forfeited over the vesting period. At September 30, 2014, the intrinsic value of options vested and exercisable was approximately $4.2 million. The aggregate intrinsic value of options outstanding at September 30, 2014, was approximately $11.2 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at September 30, 2014, was approximately $10.4 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the information on the options granted under the 2006 EIP and 2013 LTIP at September 30, 2014:

Outstanding				Vested and Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life (years)	Price	Options	Price
$0.00 - $13.12	100,234	2.18	$13.12	100,234	$13.12
13.13 - 28.88	2,238,331	7.79	25.18	637,964	25.52
28.89 - 50.88	603,858	7.29	34.02	603,858	34.02
50.89 - 84.80	27,623	5.91	77.54	19,785	76.70

$0.00 - $84.80	2,970,046	7.48	$27.06	1,361,841	$29.12

		Options Outstanding
	Options		Weighted
	Available	Number	Average
Executive Management Rollover Options	for Grant	of Shares	Exercise Price
Balance at January 1, 2014	—	71,199	$5.47
Exercised	—	(58,783)	5.47

Balance at September 30, 2014	—	12,416	$5.47

The executive rollover options are fully vested and have an average remaining life of 0.9 years. The aggregate intrinsic value of these options at September 30, 2014 was approximately $0.3 million.

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the period.

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	2.02%	1.45%
Dividend yield	3.64%	2.41%
Expected volatility	29.10%	35.40%
Expected life (years)	6.25	6.25
Fair value of option award	$4.90	$6.73

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The risk-free interest rate for periods within the expected life of the option is based on the zero-coupon U.S. government treasury strip with a maturity which approximates the expected life of the option at the time of grant.

At September 30, 2014 and 2013, there was approximately $11.3 million and $15.8 million, respectively, of unrecorded and unrecognized compensation expense related to unvested stock options, awarded under the 2006 EIP and 2013 LTIP in aggregate, which will be recognized over the remaining vesting period of approximately 1.8 years as of September 30, 2014.

Restricted Stock

On July 30, 2014, 83,269 restricted shares awarded on July 30, 2013 vested, 68,040 of which were issued and 15,229 of which were retired to cover the associated payroll taxes.

During the nine months ended September 30, 2014, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 12,591 shares of common stock with an aggregate fair value of approximately $0.3 million. 4,203 of these shares were granted to a new non-employee director and are fully vested subject to a pro rata forfeiture if the director does not remain on the board for at least six months. The remaining 8,388 shares were issued as an annual equity grant to our other two non-employee directors who are not affiliated with our former sponsors. These shares vest on the one-year anniversary of the date of grant.

During September 2014, we issued 1,331,150 restricted stock awards and 57,225 restricted stock units to certain key employees. These awards vest ratably with 25% of the award becoming exercisable on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $41.1 million and will be recognized over the remaining vesting period of approximately 3.9 years as of September 30, 2014.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. As of September 30, 2014, 220,220 shares had been issued under the ESPP. For the three and nine months ended September 30, 2014, we recognized compensation expense for this plan of $0.2 million and $0.8 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense

For the three months ended September 30, 2014 and 2013, stock-based compensation expense was $4.0 million and $3.1 million, respectively. For the nine months ended September 30, 2014 and 2013, stock-based compensation expense was $10.2 million and $8.2 million, respectively.

9. EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Earnings Per Common Share:
Basic	$0.19	$0.55	$1.31	$1.20
Diluted	$0.19	$0.54	$1.29	$1.18
Weighted Average Number of Shares Outstanding:
Basic - Common	84,090	83,581	83,950	77,274
Dilutive Impact of Equity Incentive Plans:
Common Shares	1,521	1,461	1,450	1,446
Diluted Common Shares	85,611	85,042	85,400	78,720

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options and unvested restricted stock, by application of the treasury stock method that have a dilutive effect on earnings per share and notional shares of the Company in the West Corporation Nonqualified Deferred Compensation Plan. At September 30, 2014 and 2013, 631,481 and 2,691,542 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock, and therefore the shares underlying such options were excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity within accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 were as follows (net of tax):

			Accumulated
	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Translation	Hedges	Income (Loss)
BALANCE, July 1, 2014	$(11,492)	$—	$(11,492)
Foreign currency translation adjustment, net of tax of $7,570	(15,658)	—	(15,658)

BALANCE, September 30, 2014	$(27,150)	$—	$(27,150)

BALANCE, January 1, 2014	$(12,200)	$—	$(12,200)
Foreign currency translation adjustment, net of tax of $8,593	(14,950)	—	(14,950)

BALANCE, September 30, 2014	$(27,150)	$—	$(27,150)

	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Translation	Hedges	Income (Loss)
BALANCE, July 1, 2013	$(26,648)	$—	$(26,648)
Foreign currency translation adjustment, net of tax of $(3,744)	6,109	—	6,109

BALANCE, September 30, 2013	$(20,539)	$—	$(20,539)

BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $(494)	806	—	806
Reclassification of cash flow hedge into earnings, net of tax of $1,349 (1)	—	(2,201)	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	—	3,987	3,987

BALANCE, September 30, 2013	$(20,539)	$—	$(20,539)

(1)	Recorded as interest expense in the condensed consolidated statement of operations.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(amounts in thousands)
Revenue:
Unified Communications	$404,511	$396,659	$1,221,328	$1,200,161
Communication Services	322,777	280,399	903,136	820,968
Intersegment eliminations	(14,087)	(11,692)	(44,048)	(22,844)

Total	$713,201	$665,366	$2,080,416	$1,998,285

Operating Income:
Unified Communications	$95,166	$105,247	$292,186	$299,369
Communication Services	25,784	18,179	72,535	52,085

Total	$120,950	$123,426	$364,721	$351,454

Depreciation and Amortization
(Included in operating income)
Unified Communications	$27,654	$25,395	$79,386	$73,698
Communication Services	25,210	20,404	64,588	60,880

Total	$52,864	$45,799	$143,974	$134,578

Capital Expenditures:
Unified Communications	$14,263	$15,978	$36,566	$41,135
Communication Services	16,208	11,594	44,976	33,045
Corporate	2,140	1,825	19,046	3,914

Total	$32,611	$29,397	$100,588	$78,094

	As of September 30,	As of December 31,
	2014	2013
	(amounts in thousands)
Assets:
Unified Communications	$1,751,674	$1,734,585
Communication Services	1,609,875	1,317,879
Corporate	567,676	433,800

Total	$3,929,225	$3,486,264

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended September 30, 2014 and 2013, our largest 100 clients represented 53% and 56% of our total revenue, respectively. For the nine months ended September 30, 2014 and 2013, our largest 100 clients represented 53% and 55% of our total revenue, respectively.

Platform-based service revenue includes services provided in both the Unified Communications and Communication Services segments, while agent-based service revenue is provided in the Communication Services segment. During the three months ended September 30, 2014 and 2013, revenue from platform-based services was $502.6 million and $483.0 million, respectively. During the nine months ended September 30, 2014 and 2013, revenue from platform-based services was $1,504.4 million and $1,459.4 million, respectively. During the three months ended September 30, 2014 and 2013, revenue from agent-based services was $213.6 million and $185.6 million, respectively. During the nine months ended September 30, 2014 and 2013, revenue from agent-based services was $586.8 million and $548.7 million, respectively. The platform-based and agent services revenues are presented prior to intercompany eliminations.

For the three months ended September 30, 2014 and 2013, revenues from non-U.S. countries were approximately 17% and 18% of consolidated revenues, respectively. For the nine months ended September 30, 2014 and 2013, revenues from non-U.S. countries were approximately 18% and 19% of consolidated revenues, respectively. During these periods no individual foreign country accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(amounts in thousands)
Revenue:
Americas - United States	$589,234	$542,673	$1,697,826	$1,621,745
Europe, Middle East & Africa (EMEA)	77,175	73,963	245,597	233,469
Asia Pacific	40,215	43,184	118,606	125,572
Americas - Other	6,577	5,546	18,387	17,499

Total	$713,201	$665,366	$2,080,416	$1,998,285

	As of September 30,	As of December 31,
	2014	2013
	(amounts in thousands)
Long-Lived Assets:
Americas - United States	$2,883,498	$2,432,477
Europe, Middle East & Africa (EMEA)	188,222	204,282
Asia Pacific	27,900	25,209
Americas - Other	1,808	2,726

Total	$3,101,428	$2,664,694

For the three months ended September 30, 2014 and 2013, the aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $3.4 million and ($2.9) million, respectively. For the nine months ended September 30, 2014 and 2013, the aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $0.7 million and ($4.0) million, respectively.

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

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$578,662	$134,539	$—	$713,201
COST OF SERVICES	—	262,594	76,184	—	338,778
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(439)	208,457	45,455	—	253,473

OPERATING INCOME	439	107,611	12,900	—	120,950
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(32,463)	(21,512)	6,369	—	(47,606)
Debt call premium and accelerated amortization of deferred financing costs	(51,735)	—	—	—	(51,735)
Subsidiary Income	66,909	37,675	—	(104,584)	—
Other, net (1)	53	(24,857)	27,094	—	2,290

Other income (expense)	(17,236)	(8,694)	33,463	(104,584)	(97,051)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(16,797)	98,917	46,363	(104,584)	23,899
INCOME TAX EXPENSE (BENEFIT)	(32,907)	32,096	8,600	—	7,789

NET INCOME	$16,110	$66,821	$37,763	$(104,584)	$16,110

Foreign currency translation adjustments, net of tax of $7,570	(15,658)	—	(15,658)	15,658	(15,658)

Comprehensive income	$452	$66,821	$22,105	$(88,926)	$452

(1)	Other, net includes intercompany transactions that eliminate in consolidation.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,654,892	$425,524	$—	$2,080,416
COST OF SERVICES	—	753,220	232,608	—	985,828
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,185	580,087	144,595	—	729,867

OPERATING INCOME (LOSS)	(5,185)	321,585	48,321	—	364,721
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(97,792)	(65,637)	18,506	—	(144,923)
Debt call premium and accelerated amortization of deferred financing costs	(51,735)	—	—	—	(51,735)
Subsidiary Income	215,849	103,984	—	(319,833)	—
Other, Net (1)	8,062	(65,394)	62,729	—	5,397

Other income (expense)	74,384	(27,047)	81,235	(319,833)	(191,261)

INCOME BEFORE INCOME TAX EXPENSE	69,199	294,538	129,556	(319,833)	173,460
INCOME TAX EXPENSE (BENEFIT)	(40,948)	78,911	25,350	—	63,313

NET INCOME	110,147	215,627	104,206	(319,833)	110,147

Foreign currency translation adjustments, net of tax of $8,593	(14,950)	—	(14,950)	14,950	(14,950)

Comprehensive income	$95,197	$215,627	$89,256	$(304,883)	$95,197

(1) Other, net includes intercompany transactions that eliminate in consolidation.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	For the Three Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$535,262	$130,104	$—	$665,366
COST OF SERVICES	—	240,884	69,649	—	310,533
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,430	182,834	44,143	—	231,407

OPERATING INCOME (LOSS)	(4,430)	111,544	16,312	—	123,426
OTHER INCOME (EXPENSE):
Interest Expense, net of interest income	(33,662)	(23,171)	5,591	—	(51,242)
Subsidiary Income	60,175	26,000	—	(86,175)	—
Other, net (1)	4,925	(15,904)	12,633	—	1,654

Other income (expense)	31,438	(13,075)	18,224	(86,175)	(49,588)

INCOME BEFORE INCOME TAX EXPENSE	27,008	98,469	34,536	(86,175)	73,838
INCOME TAX EXPENSE (BENEFIT)	(19,140)	38,350	8,480	—	27,690

NET INCOME	46,148	60,119	26,056	(86,175)	46,148

Foreign currency translation adjustments, net of tax of $(3,744)	6,109	—	6,109	(6,109)	6,109

Comprehensive income	$52,257	$60,119	$32,165	$(92,284)	$52,257

(1)	Other, net includes intercompany transactions that eliminate in consolidation.

WEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
REVENUE	$—	$1,599,666	$398,619	$—	$1,998,285
COST OF SERVICES	—	719,532	212,007	—	931,539
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,222	576,908	132,162	—	715,292

OPERATING INCOME (LOSS)	(6,222)	303,226	54,450	—	351,454
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(121,595)	(76,354)	16,639	—	(181,310)
Subordinated debt call premium and accelerated amortization of deferred financing costs	(23,105)	—	—	—	(23,105)
Subsidiary Income	174,090	78,548	—	(252,638)	—
Other, net (1)	7,145	(49,432)	43,842	—	1,555

Other income (expense)	36,535	(47,238)	60,481	(252,638)	(202,860)

INCOME BEFORE INCOME TAX EXPENSE	30,313	255,988	114,931	(252,638)	148,594
INCOME TAX EXPENSE (BENEFIT)	(62,558)	82,280	36,001	—	55,723

NET INCOME	92,871	173,708	78,930	(252,638)	92,871

Foreign currency translation adjustments, net of tax of $(494)	806	—	806	(806)	806
Reclassification of cash flow hedges, net of tax of $1,349	(2,201)	—	—	—	(2,201)
Unrealized gain on cash flow hedges net of tax of $(2,444)	3,987	—	—	—	3,987

Comprehensive income	$95,463	$173,708	$79,736	$(253,444)	$95,463

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

		September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,521	$5,611	$128,801	$—	$165,933
Trust cash	6,284	17,387	—	—	23,671
Accounts receivable, net	—	44,619	442,496	—	487,115
Intercompany receivables	—	1,149,639	—	(1,149,639)	—
Deferred income taxes receivable	77,457	15,067	—	(84,555)	7,969
Prepaid assets	8,170	33,592	10,919	—	52,681
Deferred expenses	—	50,048	14,440	—	64,488
Other current assets	4,122	6,683	15,135	—	25,940

Total current assets	127,554	1,322,646	611,791	(1,234,194)	827,797
Property and equipment, net	71,477	263,134	37,860	—	372,471
INVESTMENT IN SUBSIDIARIES	2,380,017	429,761	—	(2,809,778)	—
GOODWILL	—	1,871,456	173,472	—	2,044,928
INTANGIBLES, net	—	392,342	11,873	—	404,215
OTHER ASSETS	154,362	97,385	28,067	—	279,814

TOTAL ASSETS	$2,733,410	$4,376,724	$863,063	$(4,043,972)	$3,929,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,539	$55,393	$39,489	$—	$99,421
Deferred revenue	—	112,721	29,644	—	142,365
Intercompany payables	1,053,688	—	95,951	(1,149,639)	—
Accrued expenses	61,040	261,821	59,915	(84,555)	298,221
Current maturities of long-term debt	1,078	2,043	—	—	3,121

Total current liabilities	1,120,345	431,978	224,999	(1,234,194)	543,128
LONG - TERM OBLIGATIONS, less current maturities	2,182,671	1,388,775	184,235	—	3,755,681
DEFERRED INCOME TAXES	17,212	115,588	4,722	—	137,522
OTHER LONG-TERM LIABILITIES	98,093	62,647	17,065	—	177,805
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(684,911)	2,377,736	432,042	(2,809,778)	(684,911)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,733,410	$4,376,724	$863,063	$(4,043,972)	$3,929,225

WEST CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (AMOUNTS IN THOUSANDS)
		December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,445	$—	$111,909	$(11,313)	$230,041
Trust and restricted cash	6,283	15,396	—	—	21,679
Accounts receivable, net	—	67,217	382,972	—	450,189
Intercompany receivables	—	1,099,177	12,929	(1,112,106)	—
Deferred income taxes receivable	95,120	9,908	—	(105,028)	—
Prepaid assets	3,639	25,034	7,359	—	36,032
Deferred expenses	—	43,290	10,343	—	53,633
Other current assets	4,469	8,003	17,524	—	29,996

Total current assets	238,956	1,268,025	543,036	(1,228,447)	821,570
Property and equipment, net	68,330	248,584	47,851	—	364,765
INVESTMENT IN SUBSIDIARIES	1,859,586	466,182	—	(2,325,768)	—
GOODWILL	—	1,637,725	186,196	—	1,823,921
INTANGIBLES, net	—	213,306	18,135	—	231,441
OTHER ASSETS	139,370	85,431	19,766	—	244,567

TOTAL ASSETS	$2,306,242	$3,919,253	$814,984	$(3,554,215)	$3,486,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,705	$56,212	$31,074	$(11,313)	$82,678
Intercompany payables	898,700	—	213,406	(1,112,106)	—
Deferred revenue	—	85,665	27,740	—	113,405
Accrued expenses	76,859	224,559	53,292	(105,028)	249,682
Current maturities of long-term debt	4,102	7,775	—	—	11,877

Total current liabilities	986,366	374,211	325,512	(1,228,447)	457,642
LONG - TERM OBLIGATIONS, less current maturities	1,966,256	1,547,214	—	—	3,513,470
DEFERRED INCOME TAXES	10,603	99,817	2,056	—	112,476
OTHER LONG-TERM LIABILITIES	83,189	40,483	19,176	—	142,848
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(740,172)	1,857,528	468,240	(2,325,768)	(740,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,306,242	$3,919,253	$814,984	$(3,554,215)	$3,486,264

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$239,605	$79,332	$11,313	$330,250
CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions	(385,439)	—	(18)	—	(385,457)
Purchase of property and equipment	(19,046)	(78,271)	(16,365)	—	(113,682)
Intercompany financing	379,309	—	—	(379,309)	—
Other	—	(1,993)	—	—	(1,993)

Net cash flows used in investing activities	(25,176)	(80,264)	(16,383)	(379,309)	(501,132)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of notes due 2022	1,000,000	—	—	—	1,000,000
Payments on notes and term loan facilities	(950,000)	—	—	—	(950,000)
Proceeds from revolving credit and accounts receivable securitization facilities	—	—	197,000	—	197,000
Payments on revolving credit and accounts receivable securitization facilities	—	—	(12,765)	—	(12,765)
Dividends paid	(56,751)	—	—	—	(56,751)
Payments of deferred financing and other debt related costs	(27,159)	—	(121)	—	(27,280)
Debt redemption premiums paid on senior notes	(43,987)	—	—	—	(43,987)
Principal repayments on long-term obligations	(269)	(511)	—	—	(780)
Proceeds from stock options exercised and ESPP shares issued including excess tax benefits	5,418	—	—	—	5,418
Intercompany financing	—	(153,219)	(226,090)	379,309	—

Net cash flows from (used in) financing activities	(72,748)	(153,730)	(41,976)	379,309	110,855

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(4,081)	—	(4,081)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,924)	5,611	16,892	11,313	(64,108)
CASH AND CASH EQUIVALENTS, Beginning of period	129,445	—	111,909	(11,313)	230,041

CASH AND CASH EQUIVALENTS, End of period	$31,521	$5,611	$128,801	$—	$165,933

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidating Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$211,572	$67,456	$(2,299)	$276,729
CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions	—	—	(13)	—	(13)
Purchase of property and equipment	(3,913)	(66,175)	(17,892)	—	(87,980)
Other	—	(1,166)	—	—	(1,166)

Net cash flows used in investing activities	(3,913)	(67,341)	(17,905)	—	(89,159)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Payments on subordinated notes	(450,000)	—	—	—	(450,000)
Proceeds from initial public offering, net of offering costs	398,266	—	—	—	398,266
Proceeds from revolving credit facilities	—	—	85,000	—	85,000
Payments on revolving credit facilities	—	—	(85,000)	—	(85,000)
Dividends paid	(37,840)	—	—	—	(37,840)
Payments of deferred financing and other debt related costs	(30,760)	—	—	—	(30,760)
Debt redemption premiums paid on subordinated notes	(16,502)	—	—	—	(16,502)
Principal repayments on long-term obligations	(6,210)	(11,922)	—	—	(18,132)
Proceeds from stock options exercised including excess tax benefits	815	—	—	—	815
Other	(9)	—	—	—	(9)

Net cash flows from (used in) financing activities	(142,240)	(11,922)	—	—	(154,162)

Intercompany	169,088	(134,130)	(34,958)	—	—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1,546)	—	(1,546)
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,935	(1,821)	13,047	(2,299)	31,862
CASH AND CASH EQUIVALENTS, Beginning of period	106,010	1,821	71,280	—	179,111

CASH AND CASH EQUIVALENTS, End of period	$128,945	$—	$84,327	$(2,299)	$210,973

14. SUBSEQUENT EVENTS

On November 3, 2014, we completed the acquisition of the assets of GroupCast, L.L.C., a provider of alert and notification services for corporations, government entities and K-12 school districts that operates under two brands, GroupCast and SchoolReach. The purchase price was approximately $13.5 million and was funded with cash on hand.

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2013, we managed over 58 billion telecom minutes and approximately 148 million conference calls, facilitated over 290 million 9-1-1 calls, and our IVR, hosted contact center and alert and notifications platforms received and delivered over 2.8 billion calls and data messages. With approximately 758,000 telecom ports to handle conference calls, alerts and notifications and customer service calls at September 30, 2014, we believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. These ports include approximately 465,000 IP ports, which we believe provide us with the only large-scale proprietary, distributed IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of complementary automated and agent service offerings to our diverse client base.

Since 2005, our revenue from platform-based services has grown from 37% of total revenue to 72% for the nine months ended September 30, 2014, and our operating income from platform-based services has grown from 53% of total operating income to 92% over the same period. As in the past, we will continue to seek and invest in higher margin businesses, irrespective of whether the associated services are delivered to our customers through agent services or a platform-based environment. We expect our platform-based service lines to grow at a faster pace than agent services and, as a result to continue to increase as a percentage of our total revenue.

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

In our Communication Services segment, our public safety services are generally billed per month based on the number of billing telephone numbers or cell towers covered under each client contract. We also bill monthly for our premise-based database solution. In addition, we bill for sales, installation and maintenance of our communication equipment technology solutions. Our agent services are generally billed on a per minute or per hour basis. We are generally paid on a contingent fee basis for our receivables management and overpayment identification and recovery services as well as for certain other agent services. Our telecom services are generally billed based on usage of toll-free origination services. Revenue for health advocacy services is based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized as revenue for the periods billed. Fees for future service periods are deferred until the service is performed.

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

Key Drivers Affecting Our Results of Operations

Factors Related to Our Indebtedness. On each of February 20, 2013, January 24, 2014 and July 1, 2014, West, certain domestic subsidiaries of West, as subsidiary borrowers, Wells Fargo, as administrative agent, and the various lenders party thereto modified Senior Secured Credit Facilities by entering into Amendment No. 3 (the “Third Amendment”), the Fourth Amendment and the Fifth Amendment to Amended and Restated Credit Agreement, respectively, in each case amending the Amended Credit Agreement (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, the Third Amendment, Fourth Amendment and the Fifth Amendment).

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

The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans (as defined below). The Fourth Amendment also provided for interest rate floors applicable to the Term Loans. The interest rate floors effective September 30, 2014 were 0.75% for the LIBOR component of LIBOR rate loans and 1.75% for the base rate component of base rate loans.

As of September 30, 2014, we had outstanding the following senior secured term loans:

•	The 2018 Maturity Term Loans in an aggregate principal amount of approximately $1.8 billion. The 2018 Maturity Term Loans will mature on June 30, 2018, and the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans; and

•	The 2016 Maturity Term Loans in an aggregate principal amount of approximately $311.3 million. The 2016 Maturity Term Loans will mature on July 15, 2016, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.00% for base rate loans.

On July 1, 2014, we issued $1.0 billion aggregate principal amount of our 2022 Senior Notes. In July 2014, we used a portion of the net proceeds from the 2022 Senior Notes to redeem in full $500.0 million aggregate principal amount of the 2018 Senior Notes and $200.0 million aggregate principal amount of the 2019 Senior Notes. Also, on July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay $250.0 million aggregate principal amount of the 2018 Maturity Term Loans.

On July 1, 2014, we modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new delayed draw TLA facility to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided, that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the TLA will be used at our option (i) to prepay in part 2016 Maturity Term Loans and 2018 Maturity Term Loans and pay accrued but unpaid interest thereon, (ii) to redeem any 2019 Senior Notes, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses incurred in connection with the TLA. Annual amortization (payable in quarterly installments) in respect of the TLA will be payable at: a 2.5% annual rate in the year ending June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); a 5.0% annual rate in the year ending June 30, 2016, in the second year following the Fifth Amendment Effective Date; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

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

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our business strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily through organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders. Since 2005, we have invested approximately $2.4 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Overview of 2014 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the three and nine months ended September 30, 2014. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our consolidated financial statements and notes thereto included elsewhere in this quarterly report.

•	Our revenue increased $47.8 million, or 7.2% during the three months ended September 30, 2014 compared to revenue during the three months ended September 30, 2013.

•	Our revenue increased $82.1 million, or 4.1% during the nine months ended September 30, 2014 compared to revenue during the nine months ended September 30, 2013.

•	Our operating income decreased $2.5 million, or 2.0% during the three months ended September 30, 2014 compared to operating income during the three months ended September 30, 2013.

•	Our operating income increased $13.3 million, or 3.8%, during the nine months ended September 30, 2014 compared to operating income during the nine months ended September 30, 2013.

•	Our cash flows from operating activities increased $45.4 million, or 54.6%, during the three months ended September 30, 2014 compared to cash flows from operating activities during the three months ended September 30, 2013.

•	Our cash flows from operating activities increased $53.5 million, or 19.3%, during the nine months ended September 30, 2014 compared to cash flows from operating activities during the nine months ended September 30, 2013.

•	Effective January 1, 2014, we implemented a revised organizational structure. Under the revised organizational structure, automated call processing services management and operations have been moved from the Communication Services segment to the Unified Communications segment and have been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

•	On January 24, 2014, we amended our Senior Secured Credit Facilities which provided for a reduction in applicable margins and interest rate floors of all Term Loans.

•	On April 21, 2014, we acquired SchoolMessenger, a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $77.4 million and was funded by cash on hand. The acquisition was integrated into our Unified Communications segment.

•	On June 13, 2014, we acquired Health Advocate a leading provider of healthcare advocacy services. The purchase price was approximately $265.9 million and was funded by cash on hand and use of our revolving trade accounts receivable financing facility. The acquisition was integrated into our Communication Services segment.

•	On July 1, 2014, we issued $1.0 billion aggregate principal amount of our 2022 Senior Notes. In July 2014, we used a portion of the net proceeds from the 2022 Senior Notes to redeem in full $500.0 million aggregate principal amount of the 2018 Senior Notes and $200.0 million aggregate principal amount of the 2019 Senior Notes. Also, on July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay $250.0 million aggregate principal amount of the 2018 Maturity Term Loans.

•	On July 1, 2014, we modified our Senior Secured Credit Facilities by entering into the Fifth Amendment.

•	On September 2, 2014, we acquired 911 Enable, a provider of emergency communications solutions for IP-based enterprise customers across the United States and Canada. The purchase price was approximately $42.2 million and was funded by cash on hand. The acquisition was integrated into our Communication Services segment.

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenue: Total revenue for the three months ended September 30, 2014 increased $47.8 million, or 7.2%, to $713.2 million from $665.4 million for the three months ended September 30, 2013. This increase included $30.3 million from the acquisitions of 911 Enable, Health Advocate and SchoolMessenger. The remaining $17.5 million increase in revenue for the three months ended September 30, 2014 was due to organic growth.

For the nine months ended September 30, 2014, total revenue increased $82.1 million, or 4.1%, to $2,080.4 million from $1,998.3 million for the nine months ended September 30, 2013. This increase during the nine months ended September 30, 2014 included revenue of $39.1 million from the acquisitions of 911 Enable, Health Advocate and SchoolMessenger. The SchoolMessenger acquisition closed on April 21, 2014. SchoolMessenger’s results have been included in the Unified Communications segment since that date. The Health Advocate acquisition closed on June 13, 2014. Health Advocate’s results have been included in the Communication Services segment since that date. The 911 Enable acquisition closed on September 2, 2014. 911 Enable’s results have been included in the Communication Services segment since that date. The remaining $43.0 million increase in revenue for the nine months ended September 30, 2014, relative to the prior year period, was due to organic growth.

For the three months ended September 30, 2014 and 2013, our largest 100 clients represented 53% and 56% of our total revenue, respectively. For the nine months ended September 30, 2014 and 2013, our largest 100 clients represented 53% and 55% of our total revenue, respectively.

Revenue by business segment:

	For the three months ended September 30,				For the nine months ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Revenue in thousands:
Unified Communications	$404,511	$396,659	$7,852	2.0%	$1,221,328	$1,200,161	$21,167	1.8%
Communication Services	322,777	280,399	42,378	15.1%	903,136	820,968	82,168	10.0%
Intersegment eliminations	(14,087)	(11,692)	(2,395)	NM	(44,048)	(22,844)	(21,204)	NM

Total	$713,201	$665,366	$47,835	7.2%	$2,080,416	$1,998,285	$82,131	4.1%

NM—Not Meaningful

For the three months ended September 30, 2014, Unified Communications revenue increased $7.9 million, or 2.0%, to $404.5 million from $396.7 million for the three months ended September 30, 2013. This increase during the three months ended September 30, 2014 included revenue of $7.1 million from the acquisition of SchoolMessenger. Revenue from our conferencing and collaboration services increased $2.9 million, while revenue from our interactive services, excluding the SchoolMessenger revenue, decreased $1.6 million. Conferencing revenue attributable to increased usage and new customer usage was offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our conferencing revenue, grew approximately 5.5% for the three months ended September 30, 2014 over the three months ended September 30, 2013, while the average rate per minute for reservationless services declined by approximately 9.2% for the three months ended September 30, 2014 over the three months ended September 30, 2013.

For the nine months ended September 30, 2014, Unified Communications revenue increased $21.2 million, or 1.8%, to $1,221.3 million from $1,200.2 million for the nine months ended September 30, 2013. This increase during the nine months ended September 30, 2014 included revenue of $11.8 million from the acquisition of SchoolMessenger. Revenue from our conferencing and collaboration services increased $17.2 million, while revenue from our interactive services, excluding the SchoolMessenger revenue decreased $7.0 million. The increase was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers and the acquisition of SchoolMessenger. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 6.6% for the nine months ended September 30, 2014 over the nine months ended September 30, 2013, while the average rate per minute for reservationless services declined by approximately 8.1%.

Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends, which we expect to continue for the foreseeable future.

During the three months ended September 30, 2014, Unified Communications’ international revenue was $116.2 million, a decrease of 0.2% over the three months ended September 30, 2013. During the nine months ended September 30, 2014, Unified Communications’ international revenue grew to $360.4 million, an increase of 1.6% over the nine months ended September 30, 2013.

For the three months ended September 30, 2014, Communication Services revenue increased $42.4 million, or 15.1%, to $322.8 million from $280.4 million for the three months ended September 30, 2013. This increase during the three months ended September 30, 2014 included revenue of $23.2 million from the acquisitions of Health Advocate and 911 Enable. The remaining increase in revenue of $19.2 million for the three months ended September 30, 2014 was due to organic growth of 6.8%. Revenue from agent-based services for the three months ended September 30, 2014, increased $28.1 million compared with the three months ended September 30, 2013. Revenue from public safety and telecom services for the three months ended September 30, 2014 increased $14.3 million compared with the three months ended September 30, 2013. $2.5 million of the increase in public safety and telecom services revenue is internal with other West entities and eliminated in our consolidated results.

For the nine months ended September 30, 2014, Communication Services revenue increased $82.2 million, or 10.0%, to $903.1 million from $821.0 million for the nine months ended September 30, 2013. This increase during the nine months ended September 30, 2014 included revenue of $27.3 million from the acquisitions of Health Advocate and 911 Enable. The remaining increase in revenue of $54.9 million for the nine months ended September 30, 2014 was due to organic growth of 6.7%. Revenue from agent-based services for the nine months ended September 30, 2014 increased $38.1 million compared with the nine months ended September 30, 2013. Revenue from public safety and telecom services for the nine months ended September 30, 2014 increased $43.8 million compared with the nine months ended September 30, 2013. $20.0 million of the increase in public safety and telecom services revenue is internal with other West entities and eliminated in our consolidated results.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services for the three months ended September 30, 2014 increased approximately $28.2 million, or 9.1%, to $338.8 million, from $310.5 million for the three months ended September 30, 2013. As a percentage of revenue, cost of services increased to 47.5% for the three months ended September 30, 2014, compared to 46.7% for the three months ended September 30, 2013. Cost of services for the nine months ended September 30, 2014 increased $54.3 million, or 5.8%, to $985.8 million from $931.5 million for the nine months ended September 30, 2013. As a percentage of revenue, cost of services increased to 47.4% for the nine months ended September 30, 2014, compared to 46.6% for the nine months ended September 30, 2013.

Cost of services by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change	2014	Revenue	2013	Revenue	Change	Change
In thousands:
Unified Communications	$171,455	42.4%	$161,586	40.7%	$9,869	6.1%	$515,970	42.2%	$493,692	41.1%	$22,278	4.5%
Communication Services	180,053	55.8%	159,397	56.8%	20,656	13.0%	508,972	56.4%	457,033	55.7%	51,939	11.4%
Intersegment eliminations	(12,730)	NM	(10,450)	NM	(2,280)	NM	(39,114)	NM	(19,186)	NM	(19,928)	NM

Total	$338,778	47.5%	$310,533	46.7%	$28,245	9.1%	$985,828	47.4%	$931,539	46.6%	$54,289	5.8%

NM—Not Meaningful

Unified Communications cost of services for the three months ended September 30, 2014 increased $9.9 million, or 6.1%, to $171.5 million from $161.6 million for the three months ended September 30, 2013. The increase in cost of services for the three months ended September 30, 2014 included $1.5 million from the SchoolMessenger acquisition. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.4% for the three months ended September 30, 2014 from 40.7% for the three months ended September 30, 2013.

Unified Communications cost of services for the nine months ended September 30, 2014 increased $22.3 million, or 4.5%, to $516.0 million from $493.7 million for the nine months ended September 30, 2013. The increase in cost of services for the nine months ended September 30, 2014 included $3.1 million from the SchoolMessenger acquisition. The remaining increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.2% for the nine months ended September 30, 2014 from 41.1% for the nine months ended September 30, 2013. The increase in cost of services as a percentage of revenue for the three and nine months ended September 30, 2014 is due primarily to lower average rate per minute charged to customers and changes in geographic and product mix.

Communication Services cost of services for the three months ended September 30, 2014 increased $20.7 million, or 13.0%, to $180.1 million from $159.4 million for the three months ended September 30, 2013. The increase in cost of services for the three months ended September 30, 2014 was partially driven by increased service volume. The increase in cost of services for the three months ended September 30, 2014 included $9.5 million from the Health Advocate and 911 Enable acquisitions. As a percentage of this segment’s revenue, Communication Services cost of services improved to 55.8% for the three months ended September 30, 2014, compared to 56.8% for the three months ended September 30, 2013.

Communication Services cost of services for the nine months ended September 30, 2014 increased $51.9 million, or 11.4%, to $509.0 million from $457.0 million for the nine months ended September 30, 2013. The increase in cost of services for the nine months ended September 30, 2014 was driven by increased service volume. The increase in cost of services for the nine months ended September 30, 2014 included $11.0 million from the Health Advocate and 911 Enable acquisitions. As a percentage of this segment’s revenue, Communication Services cost of services increased to 56.4% for the nine months ended September 30, 2014, compared to 55.7% for the nine months ended September 30, 2013. The increase in cost of services as a percentage of revenue for the nine months ended September 30, 2014 was primarily due to an increase in internal platform-based services, which had a 0.8% impact on Communication Services cost of services as a percentage of revenue during that period.

Selling, general and administrative expenses: SG&A expenses increased $22.1 million, or 9.5%, to $253.5 million for the three months ended September 30, 2014, from $231.4 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, SG&A expenses from the acquired entities, SchoolMessenger, Health Advocate and 911 Enable were $19.5 million in the aggregate. As a percentage of revenue, SG&A expenses increased to 35.5% for the three months ended September 30, 2014 from 34.8% for the three months ended September 30, 2013.

SG&A expenses increased $14.6 million, or 2.0%, to $729.9 million for the nine months ended September 30, 2014 from $715.3 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, SG&A expenses from the acquired entities, SchoolMessenger, Health Advocate and 911 Enable were $26.0 million in the aggregate. SG&A expenses in the nine months ended September 30, 2013, included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses (collectively, the “IPO Sponsor Fees and IPO Bonuses”). As a percentage of revenue, SG&A expenses improved to 35.1% for the nine months ended September 30, 2014, compared to 35.8% for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, the IPO Sponsor Fees and IPO Bonuses had a 1.4% impact on SG&A expenses as a percentage of revenue.

Selling, general and administrative expenses by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change	2014	Revenue	2013	Revenue	Change	Change
In thousands:
Unified Communications	$137,890	34.1%	$129,826	32.7%	$8,064	6.2%	$413,172	33.8%	$407,100	33.9%	$6,072	1.5%
Communication Services	116,940	36.2%	102,823	36.7%	14,117	13.7%	321,629	35.6%	311,850	38.0%	9,779	3.1%
Intersegment eliminations	(1,357)	NM	(1,242)	NM	(115)	NM	(4,934)	NM	(3,658)	NM	(1,276)	NM

Total	$253,473	35.5%	$231,407	34.8%	$22,066	9.5%	$729,867	35.1%	$715,292	35.8%	$14,575	2.0%

NM—Not Meaningful

Unified Communications SG&A expenses for the three months ended September 30, 2014 increased $8.1 million, or 6.2%, to $137.9 million from $129.8 million for the three months ended September 30, 2013. The increase in SG&A for the three months ended September 30, 2014 included $5.1 million from the SchoolMessenger acquisition. As a percentage of this segment’s revenue, Unified Communications SG&A expenses increased to 34.1% for the three months ended September 30, 2014 compared to 32.7% for the three months ended September 30, 2013.

Unified Communications SG&A expenses for the nine months ended September 30, 2014 increased $6.1 million, or 1.5%, to $413.2 million from $407.1 million for the nine months ended September 30, 2013. The increase in SG&A for the nine months ended September 30, 2014 included $8.9 million from the SchoolMessenger acquisition. As a percentage of this segment’s revenue, Unified Communications SG&A expenses improved to 33.8% for the nine months ended September 30, 2014 compared to 33.9% for the nine months ended September 30, 2013. The IPO Sponsor Fees and IPO Bonuses allocated to Unified Communications were $19.3 million for the nine months ended September 30, 2013. Such allocated portion of the IPO Sponsor Fees and IPO Bonuses had a 1.6% impact on SG&A expenses as a percentage of revenue for Unified Communications.

Communication Services SG&A expenses for the three months ended September 30, 2014 increased $14.1 million, or 13.7%, to $116.9 million from $102.8 million for the three months ended September 30, 2013. The increase in SG&A for the three months ended September 30, 2014 included $14.4 million from the Health Advocate and 911 Enable acquisitions. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 36.2% for the three months ended September 30, 2014 compared to 36.7% for the three months ended September 30, 2013.

Communication Services SG&A expenses for the nine months ended September 30, 2014 increased $9.8 million, or 3.1%, to $321.6 million from $311.9 million for the nine months ended September 30, 2013. The increase in SG&A for the nine months ended September 30, 2014 included $17.1 million from the Health Advocate and 911 Enable acquisitions. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 35.6% for the nine months ended September 30, 2014, compared to 38.0% for the nine months ended September 30, 2013. The IPO Sponsor Fees and IPO Bonuses allocated to Communication Services were $8.7 million for the nine months ended September 30, 2013. Such allocated portion of the IPO Sponsor Fees and IPO Bonuses had a 1.1% impact on SG&A expenses as a percentage of revenue for Communication Services.

Operating income: Operating income for the three months ended September 30, 2014 decreased $2.5 million, or 2.0%, to $121.0 million from $123.4 million for the three months ended September 30, 2013. As a percentage of revenue, operating income for the three months ended September 30, 2014 decreased to 17.0%, from 18.6% for the three months ended September 30, 2013.

Operating income for the nine months ended September 30, 2014 increased $13.3 million, or 3.8%, to $364.7 million from $351.5 million for the nine months ended September 30, 2013. As a percentage of revenue, operating income for the nine months ended September 30, 2014 decreased to 17.5%, from 17.6% for the nine months ended September 30, 2013. This increase in operating income was primarily the result of the IPO Sponsor Fees and IPO Bonuses of $28.0 million recorded during the nine months ended September 30, 2013. The IPO Sponsor Fees and IPO Bonuses had a 1.4% impact on operating income as a percentage of revenue.

Operating income by business segment:

	For the three months ended September 30,						For the nine months ended September 30,
		% of		% of		%		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change	2014	Revenue	2013	Revenue	Change	Change
In thousands:
Unified Communications	$95,166	23.5%	$105,247	26.5%	$(10,081)	-9.6%	$292,186	23.9%	$299,369	24.9%	$(7,183)	-2.4%
Communication Services	25,784	8.0%	18,179	6.5%	7,605	41.8%	72,535	8.0%	52,085	6.3%	20,450	39.3%

Total	$120,950	17.0%	$123,426	18.6%	$(2,476)	-2.0%	$364,721	17.5%	$351,454	17.6%	$13,267	3.8%

Unified Communications operating income for the three months ended September 30, 2014 decreased $10.1 million, or 9.6%, to $95.2 million from $105.2 million for the three months ended September 30, 2013. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 23.5% for the three months ended September 30, 2014 from 26.5% for the three months ended September 30, 2013.

Unified Communications operating income for the nine months ended September 30, 2014 decreased $7.2 million, or 2.4%, to $292.2 million from $299.4 million for the nine months ended September 30, 2013. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 23.9% for the nine months ended September 30, 2014 from 24.9% for the nine months ended September 30, 2013 due to the factors discussed above for revenue, cost of services and SG&A expenses. The IPO Sponsor Fees and IPO Bonuses, recorded during the nine months ended September 30, 2013 and allocated to Unified Communications, had a 1.6% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income for the three months ended September 30, 2014 increased $7.6 million, or 41.8%, to $25.8 million from $18.2 million for the three months ended September 30, 2013. As a percentage of this segment’s revenue, Communication Services operating income improved to 8.0% for the three months ended September 30, 2014 from 6.5% for the three months ended September 30, 2013 due to the factors discussed above for revenue, cost of services and SG&A expenses for Communication Services.

Communication Services operating income for the nine months ended September 30, 2014 increased $20.5 million, or 39.3%, to $72.5 million from $52.1 million for the nine months ended September 30, 2013. As a percentage of this segment’s revenue, Communication Services operating income improved to 8.0% for the nine months ended September 30, 2014 from 6.3% for the nine months ended September 30, 2013. The IPO Sponsor Fees and IPO Bonuses, recorded during the nine months ended September 30, 2013 and allocated to Communication Services, had a 1.1% impact on operating income as a percentage of revenue for Communication Services.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the debt redemption premiums and accelerated amortization of deferred financing costs on the redemption of our 2018 Senior Notes, partial redemption on our 2019 Senior Notes and partial repayment of our 2018 Maturity Term Loans, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other income (expense) for the three months ended September 30, 2014 was ($97.1) million compared to ($49.6) million for the three months ended September 30, 2013. Other income (expense) for the nine months ended September 30, 2014 was ($191.3) million compared to ($202.9) million for the nine months ended September 30, 2013. Interest expense for the three and nine months ended September 30, 2014 was $47.6 million and $145.1 million, respectively, compared to $51.3 million and $181.5 million, respectively, for the three and nine months ended September 30, 2013.

Upon completion of the full redemption of the 2018 Senior Notes and partial redemption of the 2019 Senior Notes in July, 2014, we recorded as other non-operating expense a $30.4 tender premium, a $9.9 million redemption premium, a $3.7 million make-whole premium and $7.7 million for the accelerated amortization of the remaining balance of deferred financing costs associated with the 2018 Senior Notes and pro rata acceleration of the deferred financing costs associated with the 2019 Senior Notes.

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

During the three and nine months ended September 30, 2014, we recognized a $2.9 million gain and $3.3 million gain, respectively, on affiliate transactions denominated in foreign currencies. During the three and nine months ended September 30, 2013, we recognized a $0.9 million loss and a $3.7 million loss, respectively, on affiliate transactions denominated in foreign currencies.

During the three months ended September 30, 2014, we recognized a $0.7 million loss in marking the investments in our non-qualified retirement plans to market compared to a $2.5 million gain during the three months ended September 30, 2013. During the nine months ended September 30, 2014, we recognized a $1.8 million gain in marking the investments in our non-qualified retirement plans to market compared to a $5.0 million gain during the nine months ended September 30, 2013.

Net income: Our net income for the three months ended September 30, 2014 decreased $30.0 million, or 65.1%, to $16.1 million from $46.1 million for the three months ended September 30, 2013. Our net income for the nine months ended September 30, 2014 increased $17.2 million, or 18.6%, to $110.1 million from $92.9 million for the nine months ended September 30, 2013. Net income includes a provision for income tax expense at an effective tax rate of approximately 32.6% for the three months ended September 30, 2014 and 36.5% for the nine months ended September 30, 2014, compared to an effective tax rate of approximately 37.5% for the three and nine months ended September 30, 2013. This reduction in our effective tax rate is the result of changes in our permanently invested foreign capital and ownership of intellectual property and associated international tax involving multiple jurisdictions.

For the three and nine months ended September 30, 2014, expenses associated with the refinancing of our debt had a $34.9 million negative impact on net income. For the nine months ended September 30, 2013, IPO Sponsor Fees and IPO Bonuses, subordinated debt call premium and accelerated interest expense for the deferred financing costs associated with the senior subordinated notes had a $31.9 million negative impact on net income.

Earnings per common share: Earnings per common share-basic for the three and nine months ended September 30, 2014 were $0.19 and $1.31, respectively, compared to earnings per share-basic for the three and nine months ended September 30, 2013 of $0.55 and $1.20, respectively. Earnings per common share-diluted for the three and nine months ended September 30, 2014 were $0.19 and $1.29, respectively, compared to earnings per share-diluted for the three and nine months ended September 30, 2013 of $0.54 and $1.18, respectively.

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

The following table summarizes our net cash flows by category for the periods presented:

	For the Nine Months Ended September 30,
In thousands:	2014	2013	Change	% Change
Net cash flows from operating activities	$330,250	$276,729	$53,521	19.3%
Net cash flows used in investing activities	$(501,132)	$(89,159)	$(411,973)	462.1%
Net cash flows from (used in) financing activities	$110,855	$(154,162)	$265,017	-171.9%

Net cash flows from operating activities increased $53.5 million, or 19.3%, to $330.3 million for the nine months ended September 30, 2014, compared to net cash flows from operating activities of $276.7 million for the nine months ended September 30, 2013. The increase in net cash flows from operating activities is primarily due to improvements in net income and the timing of vendor and interest payments offset by the timing of collections of accounts receivable.

Days sales outstanding, a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 63 days at both September 30, 2014 and September 30, 2013.

Net cash flows used in investing activities increased $412.0 million, or 462.1%, to $501.1 million for the nine months ended September 30, 2014, compared to net cash flows used in investing activities of $89.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, business acquisition investing was $385.4 million greater than the comparable nine months ended September 30, 2013 as a result of the acquisitions of SchoolMessenger, Health Advocate and 911 Enable. During the nine months ended September 30, 2014, cash used for capital expenditures was $113.7 million compared to $88.0 million for the nine months ended September 30, 2013. The increase in capital expenditures is due primarily to an initiative to consolidate several of our data centers and the related expansion of our network infrastructure.

Net cash flows from financing activities increased $265.0 million, to $110.9 million for the nine months ended September 30, 2014, compared to net cash flows used in financing activities of $154.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, net proceeds from our $1.0 billion 2022 Senior Notes were received. $950 million of the 2022 Senior Notes proceeds were used to fully redeem the $500.0 million 2018 Senior Notes and partially redeem $200.0 million of the 2019 Senior Notes. $250.0 million was paid on the 2018 Maturity Term Loans. Proceeds from the 2022 Senior Notes were also used to pay debt redemption premiums in the aggregate of $44.0 million. During the nine months ended September 30, 2014, net proceeds from revolving credit facilities were $184.2 million During the nine months ended September 30, 2013, the revolving credit facilities were undrawn. During the nine months ended September 30, 2013, net proceeds from our IPO net of related offering costs were $398.3 million. During the nine months ended September 30, 2013, we redeemed $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. During the nine months ended September 30, 2014, dividends of $56.8 million were declared and paid compared to $37.8 million of dividend and dividend equivalent payments during the nine months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, deferred financing and other debt related costs of $27.3 million and $30.8 million, respectively, were paid in connection with refinancing activities during each respective period.

As of September 30, 2014, the amount of cash and cash equivalents held by our foreign subsidiaries was $106.4 million. We have accrued U.S. taxes on $205.5 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $169.8 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate equal to approximately $18.9 million per quarter (or an annual rate of $75.6 million). Based on approximately 84.2 million shares of common stock outstanding, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On October 30, 2014, we announced a $0.225 per common share quarterly dividend. The dividend is payable November 26, 2014 to shareholders of record as of the close of business on November 17, 2014.

On November 3, 2014, we completed the acquisition of the assets of GroupCast, L.L.C., a provider of alert and notification services for corporations, government entities and K-12 school districts that operates under two brands GroupCast and SchoolReach. The purchase price was approximately $13.5 million and was funded with cash on hand.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Senior Secured Term Loan Facility

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into the Fourth Amendment. The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans. As of September 30, 2014, the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.00% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors as of September 30, 2014 were 0.75% for the LIBOR component of LIBOR rate loans and 1.75% for the base rate component of base rate loans.

In connection with the Fourth Amendment, the Company incurred refinancing fees and expenses of approximately $5.8 million, which will be amortized into interest expense over the remaining life of the Senior Secured Credit Facilities.

On July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay a portion of the 2018 Maturity Term Loans. The total aggregate principal amount repaid on the 2018 Maturity Term Loans was $250.0 million. Our Senior Secured Credit Facilities bear interest at variable rates. At September 30, 2014, our Senior Secured Credit Facilities required annual principal payments of approximately $3.1 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,813.3 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the Senior Secured Credit Facilities for the three and nine months ended September 30, 2014 were 4.14% and 4.05%, respectively, compared to 4.37% and 5.01%, respectively, during the three and nine months ended September 30, 2013.

On July 1, 2014, we further modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new delayed draw TLA facility to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remain outstanding on such date. The proceeds of the TLA will be used at our option (i) to prepay in part 2016 Maturity Term Loans and 2018 Maturity Term Loans and pay accrued but unpaid interest thereon, (ii) to redeem any 2019 Senior Notes, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses incurred in connection with the incurrence of the TLA. Annual amortization (payable in quarterly installments) in respect of the TLA will be payable at: a 2.5% annual rate in the year ending June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); a 5.0% annual rate in the year ending June 30, 2016, in the second year following the Fifth Amendment Effective Date; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

The TLA notes will bear interest at variable rates. The interest rate margin applicable to the TLA will be based on the Company’s total leverage ratio and range from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans.

Senior Secured Revolving Credit Facility

Prior to the Fifth Amendment, our senior secured revolving credit facility provided senior secured financing of up to $201.0 million and matured on January 15, 2016. We were required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the senior secured revolving credit facility. The commitment fee in respect of unused commitments under the senior secured revolving credit facility was subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn for the three and nine months ended September 30, 2014 and September 30, 2013.

The Fifth Amendment provided for a new Senior Secured Revolving Credit Facility to be made available under our Amended Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to, the $201.0 million senior secured revolving credit facility referred to above (except with respect to pricing and maturity) in an aggregate principal amount of $300.0 million that mature on July 1, 2019 provided that, the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the Senior Secured Revolving Credit Facility are to be used solely (i) to prepay in full revolving credit loans outstanding under the previous senior secured credit facilities, and pay accrued but unpaid interest thereon, and to terminate all commitments under, in each case, the previous senior secured revolving credit facility in effect immediately prior to giving effect to the Fifth Amendment, (ii) for working capital and general corporate purposes (including dividends and distributions and acquisitions) and (iii) to pay fees and expenses incurred in connection with the establishment and incurrence of the TLA, the Senior Secured Revolving Credit Facility and any related transactions.

The interest rate margin applicable to the Senior Secured Revolving Credit Facility is based on our total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at September 30, 2014), and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at September 30, 2014). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility. The commitment fee in respect of unused commitments under the Senior Secured Revolving Credit Facility is subject to adjustment based upon our total leverage ratio.

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

Subsequent to September 30, 2014, after giving effect to the Fifth Amendment, which provided for a reset to the availability under the uncommitted incremental facilities, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans thereunder following July 1, 2014 (other than such payments made with the proceeds of the 2022 Notes or the proceeds of the TLA). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

The senior secured revolving credit facilities were undrawn for the nine and twelve months ended September 30, 2014 and December 31, 2013.

2018 Senior Notes

On October 5, 2010, we issued $500.0 million aggregate principal amount of 2018 Senior Notes.

In connection with the issuance of the 2022 Senior Notes on June 17, 2014 we commenced a tender offer to purchase any and all of our outstanding $500 million in aggregate principal amount of the 2018 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2018 Senior Notes tendered was $1,063.09, including an early tender premium of $20.00 per $1,000 principal amount of the 2018 Senior Notes for those holders who properly tendered their 2018 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, approximately $270.8 million aggregate principal amount of the 2018 Senior Notes was purchased. Total additional consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $298.7 million.

The redemption date for the call of the 2018 Senior Notes was July 17, 2014 and the redemption price was 104.313% of the principal amount of the 2018 Senior Notes and make whole-premium. In addition, the Company paid accrued and unpaid interest on the redeemed 2018 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2018 Senior Notes remained outstanding.

2019 Senior Notes

On November 24, 2010, we issued $650.0 million aggregate principal amount of 2019 Senior Notes.

In connection with the issuance of the 2022 Notes on June 17, 2014 we commenced a tender offer to purchase up to $200.0 million in aggregate principal amount of the 2019 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2019 Senior Notes tendered was $1,066.29 including an early tender premium of $20.00 per $1,000 principal amount of the 2019 Senior Notes for those holders who properly tendered their 2019 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, $200.0 million aggregate principal amount of the 2019 Senior Notes was purchased. Total additional consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $215.3 million.

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

On October 16, 2014, we delivered a redemption notice for the 2019 Senior Notes. The redemption premium is $17.7 million and will be deposited with the 2019 Senior Notes indenture trustee on November 14, 2014. We intend to use proceeds from the TLA, the Senior Secured Revolving Credit Facility and cash on hand to pay in full the 2019 Senior Notes, redemption premium and accrued interest.

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

Amended and Extended Asset Securitization

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and the term of the facility was extended to August 27, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. We have further amended the amended and extended facility as of April 9, 2014 to include additional guarantors and, as of June 2, 2014, to modify the eligibility criteria for certain receivables. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At September 30, 2014, $184.2 million was outstanding under the amended and extended asset securitization facility. At December 31, 2013, the amended and extended asset securitization facility was undrawn. The highest balance outstanding during the nine months ended September 30, 2014 and 2013 on this facility was $185.0 million and $50.0 million, respectively.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility – We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Amended Credit Agreement) may not exceed 6.50 to 1.0 at September 30, 2014, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2014. The Amended Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business.

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

2019 Senior Notes and 2022 Senior Notes — The indentures governing the 2019 Senior Notes and the 2022 Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at September 30, 2014.

Accounts Receivable Securitization - The amended and extended revolving trade accounts receivable financing facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our Senior Secured Credit Facility.

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

The following table summarizes our contractual obligations at September 30, 2014 (amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2016	$311,317	$3,121	$308,196	$—	$—
Senior Secured Term Loan Facility, due 2018	1,813,250	—	—	1,813,250	—
7 7/8% Senior Notes, due 2019	450,000	—	—	450,000	—
Amended and Extended Asset Securitization, due 2018	184,235	—	—	184,235	—
5 3/8% Senior Notes, due 2022	1,000,000	—	—	—	1,000,000
Interest payments on fixed rate debt	589,471	89,188	178,376	160,657	161,250
Estimated interest payments on variable rate debt (1)	271,113	74,370	140,735	56,008	—
Operating leases	159,949	38,675	50,418	25,880	44,976
Contractual minimums under telephony agreements (2)	154,300	79,300	75,000	—	—
Purchase obligations (3)	88,811	76,675	9,961	2,175	—

Total contractual cash obligations	$5,022,446	$361,329	$762,686	$2,692,205	$1,206,226

(1)	Interest rate assumptions based on October 10, 2014 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2017. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At September 30, 2014, we had accrued $34.1 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $100.6 million for the nine months ended September 30, 2014, compared to $78.1 million for the nine months ended September 30, 2013. We currently estimate our capital expenditures for the remainder of 2014 to be approximately $69.4 to $89.4 million primarily for equipment and upgrades at existing facilities, the consolidation of data centers and related expansion of our network infrastructure.

Off – Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2015 and are renewed as required. The outstanding commitment on these obligations at September 30, 2014 was $9.0 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013. There have not been any significant changes with respect to these policies during the nine months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of September 30, 2014, we had $2,124.6 million outstanding under our senior secured term loan facilities, $450.0 million outstanding under our 2019 Senior Notes, $1.0 billion outstanding under our 2022 Senior Notes and $184.2 million outstanding under our revolving trade accounts receivable financing facility.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at September 30, 2014, would have no impact on our variable interest rate. At September 30, 2014, the 30 and 90 day LIBOR rates were approximately 0.154% and 0.2331%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, material rate increases on our variable rate senior secured term loan facilities in the immediate and near term is unlikely.

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

Based on our level of operating activities in foreign operations during the nine months ended September 30, 2014, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

For the three months ended September 30, 2014 and 2013, the Communication Services segment had no material revenue outside the United States. Our facilities in Canada, Jamaica, Mexico and the Philippines receive calls only from customers in North America under contracts denominated in U.S. dollars and therefore our foreign currency exposure is primarily for expenses incurred in the respective country.

For the three and nine months ended September 30, 2014, revenues from non-U.S. countries were approximately 17% and 18%, respectively, of consolidated revenues. For the three and nine months ended September 30, 2013, revenues from non-U.S. countries were approximately 18% and 19%, respectively, of consolidated revenues. During these periods no individual foreign country accounted for greater than 10% of revenue. At September 30, 2014 and December 31, 2013, long-lived assets from non-U.S. countries were 7% and 9%, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At September 30, 2014, we had no cash flow hedges outstanding.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of September 30, 2014, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

4.1	Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014)

4.2	Supplemental Indenture, dated as of July 1, 2014, by and among West Corporation and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8.625% senior notes due 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 3, 2014)

4.3	Supplemental Indenture No. 4, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s 7.875% senior notes due 2019

4.4	Supplemental Indenture, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022

10.1	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014)

10.2	Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan, effective as of July 30, 2014 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed August 5, 2014) (1)

10.3	Form of West Corporation Restricted Stock Award Agreement (1)

10.4	Form of West Corporation Restricted Stock Unit Award Agreement (1)

10.5	Form of West Corporation Performance-Based Restricted Stock Award Agreement (1)

10.6	Form of Change in Control Severance Agreement (1)

10.7	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2015 (1)

10.8	Amendment Number One to the West Corporation 2013 Employee Stock Purchase Plan, dated as of October 30, 2014 (1)

15.1	Letter regarding unaudited interim financial information

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2014, filed on November 6, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements filed herewith.

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Paul M. Mendlik
Paul M. Mendlik
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: November 6, 2014

EXHIBIT INDEX

Number	Description

4.1	Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014)

4.2	Supplemental Indenture, dated as of July 1, 2014, by and among West Corporation and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of October 5, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s $500.0 million aggregate principal amount of 8.625% senior notes due 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 3, 2014)

4.3	Supplemental Indenture No. 4, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of November 24, 2010, by and among West Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., with respect to West Corporation’s 7.875% senior notes due 2019

4.4	Supplemental Indenture No. 1, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022

10.1	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014)

10.2	Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan, effective as of July 30, 2014 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed August 5, 2014) (1)

10.3	Form of West Corporation Restricted Stock Award Agreement (1)

10.4	Form of West Corporation Restricted Stock Unit Award Agreement (1)

10.5	Form of West Corporation Performance-Based Restricted Stock Award Agreement (1)

10.6	Form of Change in Control Severance Agreement (1)

10.7	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2015 (1)

10.8	Amendment Number One to the West Corporation 2013 Employee Stock Purchase Plan, dated as of October 30, 2014 (1)

15.1	Letter regarding unaudited interim financial information

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2014, filed on November 6, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements filed herewith.

(1)	Indicates management contract or compensation plan or arrangement.