Form 10-K
period 2014-12-31
WEST CORP
filed 2015-02-19
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-35846

West Corporation

(Exact name of registrant as specified in its charter)

Delaware	47-0777362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11808 Miracle Hills Drive, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 963-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($0.001 par value)	NASDAQ

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity) as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $625.0 million. At February 13, 2015, 84,281,109 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Applicable portions of the proxy statement for the 2015 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report.

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

Overview

West Corporation (the “Company” or “West”) is a global provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. These solutions include unified communications services, safety services, interactive services such as automated notifications, telecom services and specialized agent services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, safety, education, technology and healthcare. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Our focus on large addressable markets with attractive growth characteristics has allowed us to deliver steady, profitable growth. For the fiscal year ended December 31, 2014, we grew revenue from continuing operations by 4.6% compared to 2013 to $2,218.6 million and generated $668.3 million in Adjusted EBITDA, or 30.1% Adjusted EBITDA margin, $134.6 million in income from continuing operations and $409.5 million in net cash flows from continuing operating activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Adjusted EBITDA” for a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

Since 2005, we have invested approximately $2.3 billion in strategic acquisitions. We have increased our penetration into international conferencing markets, strengthened our alerts and notifications business and established a leadership position in safety services and healthcare advocacy services. We have reoriented our business to address the emergence of fast growing trends such as unified communications (“UC”), mobility and video as well as rapidly growing markets such as healthcare. As we continue to increase the variety of platform-based services we provide, we intend to pursue opportunities in markets where we are able to leverage our technological capabilities.

The following summaries further highlight the steps we have taken to improve our business:

— Developed and Enhanced Large Scale Technology Platforms. Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. We believe we have the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our open standards-based platform allows for the flexibility to add new capabilities as our clients demand. In addition, we have integrated mobile, social media and cloud computing capabilities into our platforms and offer those services to our clients.

— Expanded Safety Services. We have invested significant resources into our safety services. Since 2006, we have made several strategic acquisitions, including Intrado Inc. (“Intrado”), Positron Public Safety Systems and the 911 Enable business of Connexon Group, Inc. (“911 Enable”), all of which provided us with a leading platform in safety communication and infrastructure services. Today, we believe we are one of the largest providers of safety services to telecommunications service providers, government agencies and public safety organizations, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. We have steadily increased our presence in this market through substantial investments in proprietary systems to develop programs designed to upgrade the capabilities of 9-1-1 centers by delivering a broader set of features.

— Expanded Our Presence in Interactive Services. We have increased our presence in interactive services. We provide automated communication services across several industries, including healthcare, utilities, financial services, telecommunications, transportation, government and public safety. Additionally, with the acquisitions in 2014 of Reliance Holding, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), and the assets of GroupCast, LLC, doing business as SchoolReach (“SchoolReach”), we expanded our interactive services into a leadership position in the K-12 education market.

— Anticipated Divestiture of Several Agent Services Businesses. On December 30, 2014, our Board of Directors approved a plan to sell several of our agent-based businesses. Businesses to be sold include our consumer facing customer sales and lifecycle management, account services and receivables management businesses. On January 7, 2015, we entered into a definitive agreement to sell these agent-based businesses. The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and other customary closing conditions. The divestiture is consistent with the Company’s stated objective of focusing on faster growing, more profitable lines of business. As a result of the pending sale, the related operating results have been reflected as discontinued operations for all periods presented and the related assets and liabilities are classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell. The business units to be sold were previously a component of an operating segment included in the Communication Services reportable segment.

Corporate Information

Our business was founded in 1986 through a predecessor company, and West Corporation was incorporated in 1994. On October 24, 2006, we completed a recapitalization (the “Recapitalization”) of the company in a transaction sponsored by an investor group led by Thomas H. Lee Partners, LP and Quadrangle Group LLC (the “Sponsors”). Pursuant to the Recapitalization, a merger subsidiary was merged with and into West Corporation, with West Corporation continuing as the surviving corporation, and our publicly traded securities were cancelled in exchange for cash.

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

On March 27, 2013, our Registration Statement on Form S-1 (File No. 333-162292) was declared effective by the Securities and Exchange Commission (the “SEC”) for an initial public offering pursuant to which we registered 24,466,250 shares of our common stock, par value $0.001 per share, with the proposed maximum offering price of $611,656,250. Pursuant to the Registration Statement, we sold an aggregate of 21,275,000 shares of our common stock at a price to the public of $20.00 per share. The offering commenced as of March 21, 2013 and closed on March 27, 2013. The initial public offering resulted in net proceeds to us of $398.1 million after deducting underwriting discounts and commissions of approximately $24.5 million and other offering expenses of approximately $3.0 million.

Our principal executive offices are located at 11808 Miracle Hills Drive, Omaha, Nebraska 68154, and our telephone number at that address is (402) 963-1200. Our website is www.west.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. None of the information on our website or any other website identified herein is part of this report. All websites in this report are intended to be inactive textual references only.

Our Services

We believe we have built our reputation as a best-in-class service provider by delivering differentiated, high-quality services for our clients. Our portfolio of technology-driven, communication services includes:

Unified Communications

Unified Communication Services. We provide our clients with an integrated suite of unified communication services. We combine reliable, world-class technologies with deep experience and flexibility to provide solutions that are easy to use and scalable for every client’s specific needs. Our products and services can transform every aspect of business by enabling personalized engagement, meetings anywhere, enhanced productivity and immersive communication experiences. Our unified communication services include the following:

•

On-Demand Audio Conferencing is a global automated conferencing service that allows clients to initiate an audio conference at any time, without the need to make a reservation or rely on an operator. Operating under the InterCall® brand, we are the largest conferencing services provider in the world based on conferencing revenue, according to Wainhouse Research. We managed approximately 159 million conference calls in 2014, a 7 percent increase over 2013.

•

Web Conferencing and Collaboration Tools allow clients to connect remote employees and bolster collaboration among groups. These web-based tools provide clients with the capability to make presentations and share applications and documents over the Internet. These services are offered through our proprietary product, InterCall Unified Meeting®, as well as through the resale of Cisco, Microsoft and Adobe products. Web conferencing services can be customized to each client’s individual needs, and are integrated with our on-demand audio conferencing platform. Proprietary tools that support mobile devices are available to address the growing business demand for wider accessibility.

•

Audio and Video Webcasting Services allow users to broadcast small or large digital media presentations over the Internet. We offer our clients the flexibility of broadcasting any combination of audio, video (desktop or high-end) or slides using any operating system.

•

Virtual Event Design and Hosting offers clients consulting, project management and implementation of hosted and managed virtual event and virtual environment solutions. Clients are able to provide large audiences easy and instant access to content, experts and peers. Examples of virtual events include trade shows, user groups, job fairs, virtual learning environments and town hall meetings.

•

Operator-Assisted Audio Conferencing Services are pre-scheduled conferences for large-scale, complex or important events. Operator-assisted services are customized to a client’s needs and provide a wide range of scalable features and enhancements.

•

Video Managed Services and Video Conferencing Bridging Services allow clients to experience real-time face-to-face conferences. These services are offered through our products, InterCall Video Conferencing and InterCall Video Managed Services in conjunction with third-party equipment, and can be used for a wide variety of events, including training seminars, sales presentations, product launches and financial reporting calls.

•

Hosted IP-PBX and Enterprise Call Management allows an enterprise to upgrade its communications technology with a suite of cloud-based, on–demand services including full private branch exchange (“PBX”) functionality, advanced enterprise and personal call management tools and leading edge unified communications features. These services can be fully integrated with a client’s existing internet protocol (“IP”) or legacy time-division multiplexing (“TDM”) infrastructure where required, leveraging investments already made in telephony infrastructure and providing a seamless enterprise-wide solution.

•

Hosted IP Trunking Solutions provide enterprise clients with carrier–grade service, along with the benefits of next–generation IP–based service that allows their business to run more efficiently. These solutions deliver a consistent set of voice services across an enterprise’s infrastructure, with flexible IP and TDM trunking options for clients’ on–site PBX.

•

Unified Communications Partner Solution Portfolio enables us to engineer flexible and scalable solutions suitable to an enterprise’s needs, leveraging a portfolio of Microsoft and Cisco offerings integrated with our products, applications and services.

•

Hosted and Managed Multiprotocol Label Switching (“MPLS”) Network Services provide enterprise clients with a mechanism for transporting data and voice content along with other real-time business applications. Centralized management services provide continuous network monitoring and management.

•

Cloud-Based Security Services aggregate a set of technologies into one simple and scalable cloud–based solution that provides clients with network protection for customers of our MPLS network services. This service can help protect the client’s network from spam and viruses, unauthorized intrusions and inappropriate web content, while providing simplicity and consistency of security policy management and eliminating single points of failure and bottlenecks that can occur with premise-based security solutions.

•

Professional Services and System Integration provide our clients with advice and solutions to integrate their unified communication systems. We offer consulting, design, integration, and implementation of voice, video, messaging, and collaboration systems and services.

Interactive Services. We help our clients automate, navigate and solve their communication challenges across the customer lifecycle. We design, integrate, deliver and manage applications, services, platforms and networks that aim to improve the customer experience and drive efficiencies for our clients. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create an automated customer experience across channels. In most cases, our technology also directly interfaces with our client’s customer relationship management (“CRM”) systems. In 2014, our interactive voice response (“IVR”), hosted contact center, and alerts and notifications platforms received or delivered approximately 4 billion calls and data messages on behalf of our clients. We offer the following interactive services:

•	Automated Customer Engagement Solutions include hosted contact center, speech/IVR, mobile, email and short message service (“SMS”) solutions. Examples of self-service applications used by our clients include: accessing account balances, activation of credit cards, placing orders, answering frequently asked questions and stop/start service. In addition to providing information and enabling transactions, our solutions enable clients to track their customers’ interactions across channels and devices in order to provide a more efficient interaction.

•

Automated Voice Notifications are customized voice messages sent on behalf of our clients, delivered with personalized information. Our systems provide accurate detection of voice mail versus live answer, customized caller ID and retry logic.

•	SMS/Email Alerts and Notifications are customized electronic notifications sent on behalf of our clients directly to handheld devices, wireless phones or email inboxes.

•	Push Notifications enable clients to deliver targeted, personalized messaging to mobile devices.

•

Voice and Data Network Management Services assist our clients as they manage or update their own contact center communication networks. We offer hosted or managed services for the operation, administration and management of voice and data networks such as Voice over Internet Protocol (“VoIP”) network management, network automated call distribution (“ACD”) / multi-channel contact routing, workforce management, quality monitoring and predictive dialing.

•

Multichannel Preference Management and Campaign Management Solutions allow our clients to create and manage customer, patient and parent communications in their channel of choice in a real-time environment. Our web-based user interface tool allows clients to upload customer contact information, create reusable notification templates and customize campaigns.

•

Website and Customer Portal Management is a web design service whereby we create custom-built, interactive websites for clients. We also provide a variety of additional features and services, including hosting, search engine optimization and maintenance.

Communication Services

Safety Services. We believe we are one of the largest providers of safety services based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating safety agencies’ ability to receive emergency calls from citizens. We offer the following safety services:

•

9-1-1 Network Services are the systems that control the routing of emergency calls to the appropriate Public Safety Answering Points (“PSAPs”). In 2014, we facilitated approximately 290 million 9-1-1 calls including an estimated 76 million transactions in support of our clients’ Enhanced 9-1-1 (“E9-1-1”) mobile routing and location requests. Our next generation 9-1-1 call handling solution is an IP-based system designed to significantly improve the information available to first responders by integrating capabilities such as the ability to text, send photos or video to 9-1-1 centers as well as providing stored data such as building blueprints or personal medical data to first responders.

•

9-1-1 Telephony Systems and Services include our fully-integrated desktop communications technology solutions which public safety agencies use to enable E9-1-1 call handling. Our next generation 9-1-1 solution can be deployed in a variety of local, hosted and remote configurations, allowing public safety agencies to grow with minimal incremental investment. It currently operates in approximately 10,000 call-taking positions in approximately 1,900 PSAPs in North America.

•

9-1-1 Solutions for Enterprise VoIP and UC helps organizations of all types and sizes meet their E9-1-1 obligations by routing 9-1-1 calls and detailed location information to the appropriate PSAP. We support all subscriber endpoint types, including IP phones, soft phones, and wireless phones connected to various voice platforms. We expanded our presence in this market through the acquisition of 911 Enable in September 2014.

Telecom Services. We are a leading provider of local and national tandem switching services to service providers throughout the United States. Our services support the convergence of traditional telecom, wireless services, VoIP technologies and over-the-top service providers. We leverage our sophisticated call routing and control platform to provide tandem interconnection services to the competitive marketplace. We entered this market through the acquisition of HyperCube, LLC (“HyperCube”) in March 2012. We offer the following telecom services:

•

Toll-Free Origination Services. We provide scalable, efficient processing of outbound toll-free traffic for service providers. We also provide toll-free call delivery including access to a highly flexible call management platform for network operators whose customers need inbound toll-free service.

•	Termination Services. We provide high-quality, low-cost termination service throughout the entire North American dialing plan using our soft switch platform and direct network interconnections.

•

Telephone Number Services. We provide telephone numbers and inbound local telephone service in over 2,300 rate centers throughout the United States. Our clients have access to our automated services portal to evaluate options and place orders by leveraging our certifications and local interconnections with highly reliable local infrastructure.

Specialized Agent Services. We provide our clients with specialized services using groups of highly trained employees. We offer the following specialized agent services:

•

Healthcare Advocacy Services helps our clients’ employees navigate the often complex healthcare system. We also provide wellness coaching, employee assistance plans, chronic care solutions and price transparency tools. We entered this market through the acquisition of Health Advocate™, Inc. (“Health Advocate”) in June 2014. As of December 31, 2014, Health Advocate had approximately 9.8 million subscribers to its services.

•

Business-to-Business Services help our clients drive incremental sales, increase market share and strengthen customer relationships by providing lead management, team selling, account management or sole territory coverage.

•	Cost Containment Services identify and recover improperly paid insurance claims resulting from overpayments, incorrect billings and third party liability situations on medical or pharmacy claims.

Market Opportunity

We are primarily focused on voice and data markets. Consistent with our investment strategy, we have and will continue to target new and complementary markets that leverage our depth of expertise in voice and data services. We believe these markets, including unified communication services, alerts and notifications services and safety services, are large, have relatively predictable and steady growth, and are characterized by recurring, valuable transactions and strong margin profiles. By leveraging our global sales team and diversified client base, we intend to continue targeting these and similar higher growth markets.

Unified Communications

The market for worldwide audio, web and operator-assisted conferencing was approximately $6 billion in 2014 and is expected to grow at a compound annual growth rate (“CAGR”) of 1% through 2018 according to Wainhouse Research. We entered the conferencing and collaboration services market with our acquisition of InterCall in 2003. Through organic growth and multiple strategic acquisitions, we have become the leading global provider of conferencing services since 2008 based on revenue, according to Wainhouse Research.

The market for hosted and managed unified communication services was approximately $2.2 billion in 2014 and is expected to grow at a CAGR of 24% through 2018 according to Wainhouse Research. Gartner, Inc. has positioned the Company in the Leaders Quadrant of its “Magic Quadrant for Unified Communications as a Service (“UCaaS”), Multiregional” report for the past three years. The recognition is based on West’s ability to execute and its completeness of vision in the UCaaS space.

According to Tern Systems, the market for SMS/email alerts and notifications in North America was approximately $1.1 billion in 2014 and is expected to grow at a CAGR of 13% through 2019. We believe this growth is being driven by a number of factors, including focus on lower costs, increased adoption of unified communication services, and increasing awareness of the need for rapid communication during emergencies.

Communication Services

The market for safety services represents a highly attractive opportunity. According to Compass Intelligence, approximately $2.9 billion of government-sponsored funds were estimated to be available for 9-1-1 and next generation 9-1-1 applications, hardware and systems expenditures in 2014 and such funds are expected to grow at a 7% CAGR through 2016. Given the critical nature of these systems and services, government agencies and other public safety organizations prioritize funding for such services to ensure dependable delivery. Further, as communities across the U.S. upgrade outdated 9-1-1 systems to next generation 9-1-1 platforms, we believe our suite of services is best suited to capture the demand.

Our Competitive Strengths

We have developed expertise to serve the needs of clients who place a premium on the services we provide. We believe the following strengths have helped us to establish a leading competitive position in the markets we serve and enable us to deliver operational excellence to clients.

— Broad Portfolio of Product Offerings with Attractive Value Proposition. Our technology platforms combined with our operational expertise and processes allow us to provide a broad range of service offerings for our clients. Our ability to provide our clients with a reliable, efficient and cost-effective alternative to process high volume, complex voice and data transactions helps them meet their critical communication needs and helps improve their cost structure.

— Innovative Application of Technology Enables Scalable Operating Model. Our strengths across technology and multiple channels allow us to efficiently process data and voice transactions for our clients. We cross-utilize our assets and shared service platforms across our businesses, providing scale and flexibility to handle greater transaction volume, offer superior service and develop new offerings more effectively and efficiently. We foster a culture of innovation and have been issued approximately 257 patents and have approximately 281 pending patent applications for technology and processes that we have developed. We continue to invest in new platform technologies, including IP-based cloud computing environments, as well as to enhance our portfolio with patented technologies, which allow us to deliver premium services to our clients.

— Strong Client and Partner Relationships. We have built long-lasting relationships with our clients who operate in a broad range of industries, including telecommunications, retail, financial services, safety, technology and healthcare. Our top ten clients in 2014 had an average tenure with us of over 13 years. In 2014, our 100 largest clients represented approximately 47% of our revenue and approximately 33% of our revenue came from clients purchasing multiple service offerings. We also have strong relationships with partners in many of our lines of business that significantly enhance our go-to-market sales and distribution capability. Some of our partners provide complementary technology that we integrate with our core service offerings to deliver higher value to our clients. In many of these cases, we are also able to leverage our partners’ sales and distribution capabilities. Other partners resell our services, private label our services under their brand, or integrate our services into their core products.

— Operational and Service Excellence. We achieve the results our clients are seeking through increased productivity, reliability and scale. Our ability to improve upon our clients’ communications processes is an important aspect of our value proposition. We leverage our proprietary technology infrastructure and shared services platforms to manage higher value transactions and achieve cost savings for our clients and ourselves.

— Experienced Management Team with Track Record of Growth. Our senior leadership has an average tenure of approximately 15 years with us and has delivered strong results through various market cycles, both as a public and as a private company. As a group, this team has created a culture of superior client service and growth in revenue and profitability. Our team has also established a long track record of successfully acquiring and integrating companies to drive growth.

As demand for outsourced services grows with greater adoption of our technologies and services, we believe our long history of delivering results for our clients combined with our scale and the investments we have made in our businesses provide us with a significant competitive advantage.

Our Business Strategy

Our strategy is to identify growing markets where we can deploy our existing assets and expertise to strengthen our competitive position. Our strategy is supported by our commitment to superior client service, operational excellence and market leadership. Key aspects of our strategy include the following:

— Expand Relationships with Existing Clients. We are focused on deepening and expanding relationships with our existing clients by delivering value in the form of reduced costs, improved customer relationships and enhanced revenue opportunities. Approximately 33% of our revenue in 2014 came from clients purchasing multiple service offerings from us. We seek out clients with plans for growth and expect to participate in that growth along with our clients. As we demonstrate the value that our services provide, often starting with a single service, we are frequently able to expand the size and scope of our client relationships.

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

— Capitalize on Select Global Opportunities. In addition to expanding and enhancing our existing relationships domestically, we will selectively pursue new client opportunities globally. Our expertise in conferencing and collaboration services has allowed us to penetrate substantial international markets. In 2014, approximately 23% of our consolidated revenue from continuing operations was generated outside of the U.S. We believe our distribution capabilities, including approximately 344 international sales personnel, provide us with the opportunity to drive incremental revenue.

— Continue to Enhance Leading Technology Capabilities. We believe our service offerings are enhanced by our superior technology capabilities and track record of innovation, and we will continue to target services where our reliability, scale and efficiencies enable us to solve our clients’ communication issues or enhance the results of their communications.

— Continue to Enhance Our Value Proposition Through Selective Acquisitions. Since our founding in 1986, we have completed 30 acquisitions of businesses and technologies with a total value of approximately $2.9 billion. We will continue to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur through organic growth, we expect to continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders.

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

Unified Communications

For conferencing and collaboration services, IP communications and interactive services, we maintain a sales force of approximately 818 personnel that are trained to understand and respond to our clients’ needs.

Communication Services

We maintain approximately 66 sales and marketing personnel dedicated to our safety services, approximately 27 sales and marketing personnel dedicated to our specialized agent services, and approximately 15 sales and marketing personnel dedicated to our telecom services.

Competition

Unified Communications

The unified communications services market, including conferencing and collaboration services, event services, and IP communications solutions, is highly competitive.

The principal competitive factors in the conferencing and collaboration services market include, among others, range of service offerings, global capabilities, price and quality of service. Our principal competitors include AT&T, Verizon, PGi, BT Conferencing, Cisco Systems, Citrix, Microsoft and other premise-based solution providers.

The event services market has advanced from traditional audio-centric, operator-assisted conferencing solutions to more dynamic, web-centered solutions such as webcasting platforms with video, and interactive, persistent virtual environments. As a result, the market remains highly competitive and fragmented with new entrants joining as technology evolves. The principal competitive factors of operator-assisted conferencing are reliability, ease of use, price and global support. Competitors in this market include BT Conferencing, PGi and Arkadin. The principal competitive factors of the webcasting and streaming market are reliability, functionality, price, mobility, customization, ease of use and options like self-service and multicasting. Competitors in this market include ON24, Nasdaq OMX (formerly Thomson Reuters), Sonic Foundry, TalkPoint, Qumu, Kaltura and at times cross over into the web conferencing market with Adobe and WebEx. The principal competitive factors of the virtual events market are ease of use, self-service, branding, integration with other solutions, alignment with use case requirements (training, marketing, human resources and corporate communications) and global support. Competitors in this market include INXPO, ON24 and 6Connex.

The IP communications solutions market is a highly competitive and growing market characterized by a large number of traditional carrier service providers entering the mid-market to enterprise market with proprietary versions of hosted or “cloud-based” unified communications service offerings, as well as smaller business-size competitors who compete more aggressively on price. The principal competitive factors include, among others, experience in implementing and designing enterprise level networks, on-demand and integrated hosted communications and collaboration platforms and expertise in integration of a broad variety of unified communications applications both in implementation and professional services consultation. Our principal competitors in this industry at the enterprise level include Microsoft, AT&T, Verizon, BT, ShoreTel and Google for hosted services solutions and IBM, Hewlett-Packard, Verizon Business and regional integrated service vendors for professional services. We also face competition from clients who implement premise-based solutions from providers like Avaya, Cisco and ShoreTel. The small to medium sized business market has hundreds of regional competitors with a few like XO Communications, 8x8 and RingCentral that compete on a national scale.

Within interactive services, the alerts and notifications market is highly competitive and fragmented, characterized by a large number of vertically focused competitors addressing specific industries, including healthcare, travel, education, credit collection and government. The principal competitive factors in this market are speed of delivery and implementation, ability to deliver complex and integrated communications across multiple channels, the scalability of processing those transactions reliably and the cost of delivering solutions. In the voice and data network management services market, competition ranges from large integrators and telecommunications companies to niche providers focused on singular products and software companies. Competitors in this market include Genesys, Interactive Intelligence, AT&T, Verizon Business, [24]7, and Nuance.

Communication Services

The market for wireline and wireless safety services is competitive. The principal competitive factors in wireline and wireless safety services are the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the incumbent local exchange carrier and competitive local exchange carrier markets generally include internally developed solutions as well as TeleCommunications Systems. Competitors in the wireless market include TeleCommunications Systems and competitors in the VoIP services market include Bandwidth.com, Inc. Competition in the public safety desktop market is driven by features, functionality, ease of use, price, reliability, upgradability, capital replacement and upgrade policies and customer service and support. Competitors in this market include Airbus DS Communications (formerly Cassidian Communications) and EmergiTech.

The principal competitive factors in the telecom services market include network performance, coverage, breadth of interconnections, pricing and the ability to support converging technologies (TDM or IP). Competitors in this market include Inteliquent, Peerless Network and a limited number of competitive local exchange carriers (“CLECs”).

The principal competitive factors in the specialized agent services markets in which we participate include, among others, quality of service, industry-specific expertise and price. Competitors in the healthcare advocacy market include health insurance plan providers as well as companies that specialize in specific programs we offer, such as employee assistance plans or wellness programs. Competition in the business-to-business services market generally comes from companies that perform these activities in-house. Competitors in the cost containment industry include Connolly iHealth Technologies, The Rawlings Group and Optum.

Our Clients

Our clients vary by business unit. We have a large and diverse client base for our conferencing and collaboration services, ranging from small businesses to Fortune 100 clients, and operating in a wide range of industries, including telecommunications, retail, financial services, technology and healthcare. Traditionally, our public safety clients have been incumbent local exchange carriers and CLECs. Our specialized agent service businesses serve larger enterprise clients operating in a wide range of industries.

Although we serve many clients, we derive a significant portion of our revenue from relatively few clients. In 2014, our 100 largest clients accounted for approximately 47% of our revenue. No client accounted for 10% or more of our revenue in 2014.

Our Personnel

As of December 31, 2014, our continuing operations had approximately 9,700 total employees, of which approximately 5,100 were employed in the Unified Communications segment, approximately 4,050 were employed in the Communication Services segment, and approximately 550 were employed in corporate support functions. Of the total employees, approximately 1,900 were international employees.

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

Our Technology and Systems Development

Technology is critical to our business and we believe the scale and flexibility of our platform is a competitive strength. Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality, integrated solutions. We have made significant investments in reliable hardware systems and integrated commercially available software when appropriate. Our technological platforms are designed to handle greater transaction volume than our competitors. Because our technology is client focused, we often rely on proprietary software systems developed internally to customize our services. As of December 31, 2014, we employed a staff of approximately 2,200 professionals in our information technology departments.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. At December 31, 2014, we owned approximately 257 registered patents and approximately 282 registered trademarks including several patents and trademarks that we obtained as part of our past acquisitions. Certain of our patents will expire in 2019. From time to time, we may sell a portion of our patent portfolio, when we have concluded that the benefit of the sale outweighs the benefits to our business of continuing to maintain exclusive ownership of the applicable patents. We do not expect these patent expirations or sales to have a material adverse effect on our business. Trademarks continue as long as we actively use the mark. We have approximately 281 pending patent applications pertaining to technology relating to transaction processing, call center and specialized agent management, data collection, reporting and verification, conferencing and credit card processing. New patents that are issued have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to add additional patents and trademarks to our portfolio, may be a barrier to entry for specific products and services we provide and may also be used for defensive purposes in certain litigation.

Our International Operations

In 2014, revenue attributed to foreign countries was approximately 23% of our consolidated revenue and long-lived assets attributed to foreign countries were approximately 7% of our total consolidated long-lived assets.

In 2014, our Unified Communications segment operated out of facilities in the U.S. and approximately 23 foreign jurisdictions in North and South America, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).

In 2014, our Communication Services segment operated facilities in the U.S. and Canada.

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

Telecommunications

Our wholly-owned subsidiary, Intrado Inc. and certain of its affiliates (collectively, “Intrado”), are subject to various regulations as a result of their status as a regulated competitive local exchange carrier, and/or an emergency services provider, and/or an inter-exchange carrier, including state utility commissions regulations and Federal Communications Commission (the “FCC”) regulations adopted under the Telecommunications Act of 1996, as amended. Also, under the New and Emerging Technologies 9-1-1 Improvement Act of 2008 (NET911 Act, P.L. 11-283, 47 U.S.C. 609) and its attendant FCC regulations (WC Docket No. 08-171, Report and Order dated October 21, 2008), Intrado® is required to provide access to VoIP telephony providers certain 9-1-1 and E9-1-1 elements.

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

On December 12, 2013, the FCC released a Report and Order (“9-1-1 Order”), Improving 9-1-1 Reliability, Reliability and Continuity of Communications Networks, Including Broadband Technologies, FCC 13-158, requiring 9-1-1 Service Providers (as defined in the 9-1-1 Order), among other things, to certify that the 9-1-1 Service Provider has audited and identified critical 9-1-1 transmission and monitoring facilities and taken reasonable steps to ensure reliability. The substantive requirements went into effect on February 18, 2014. An initial certification is required on October 15, 2015 and annually thereafter. Intrado is analyzing the applicability of the 9-1-1 Order as well as ways to comply with the 9-1-1 Order to the extent it is applicable. Intrado may need cooperation from third party providers of network services to obtain relevant data. The providers Intrado relies on may not be able to provide the necessary data or may not agree to provide the necessary data at a reasonable commercial rate.

On November 11, 2014, the FCC issued a Policy Statement and Notice of Proposed Rulemaking (“NPRM”), FCC 14-186, proposing to add 9-1-1 reliability requirements and to expand the scope of 9-1-1 Service Providers to which the rules apply. Additionally, the NPRM proposes certification of new 9-1-1 Service Providers and notice and approval requirements when 9-1-1 Service Providers change network configuration or discontinue service. The FCC is taking comments on the NPRM, and we are analyzing any potential further impact to Intrado. If the rules are adopted, they could impact Intrado’s business operations and costs associated with compliance.

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

WIPC also provides Internet access services. On May 14, 2014, the FCC released a Notice of Proposed Rulemaking, Protecting and Promoting the Open Internet, Notice of Proposed Rulemaking, FCC 14-61, in which it proposes regulation of broadband Internet access services under either Section 706 or Title II of the Communications Act. The FCC is taking comments on the NPRM, and we are analyzing any potential further impact to WIPC. If the rules are adopted, they could impact WIPC’s business operations and costs associated with compliance.

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

Through our wholly owned subsidiary, HyperCube, we act as a telecommunications carrier and provider of switching services throughout the United States. HyperCube routes communications traffic to all other carriers, including wireless, wireline, cable telephony and VoIP companies. HyperCube Telecom, LLC, a wholly-owned subsidiary of HyperCube, has obtained licenses to offer telecommunications services from the FCC and authorization to offer facilities-based and resold telecommunications services from Public Utility Commissions (“PUCs”) in 45 states and the District of Columbia.

The FCC exercises regulatory authority over the pricing of the tandem transit and access services offered by HyperCube. On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking, FCC Release No. 11-161 (“FCC Order”) that comprehensively reforms the system under which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic. The FCC adopted bill-and-keep as the ultimate uniform, national methodology for all terminating telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, the rate for exchanging terminating traffic is zero and terminating carriers look to their subscribers to cover the costs of providing termination services. The FCC Order did not address rate levels for tandem transit services.

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

Several states, industry groups, and other telecommunications carriers filed petitions for reconsideration with the FCC as well as petitions for review of the FCC Order in federal courts. The cases were consolidated for review before the US Court of Appeals for the 10th Circuit. The 10th Circuit denied all Petitions in May, 2014. The outcome of these petitions is unpredictable. On December 23, 2011, on its own motion, the FCC modified two aspects of the FCC Order, one of which impacts intercarrier compensation. The FCC determined that intercarrier compensation for local traffic exchanged between wireline and wireless carriers pursuant to an interconnection agreement in effect as of the adoption date of the FCC Order became subject to a default bill-and-keep methodology on July 1, 2012, rather than on December 29, 2011.

On April 25, 2012, the Commission issued a reconsideration of the FCC Order and revised the rate that local exchange carriers could recover for originating intrastate toll VoIP-PSTN traffic (regardless of whether the traffic originated and/or terminated in IP format). Specifically, the FCC directed that through June 30, 2014, for intrastate toll originating VoIP-PSTN traffic, local exchange carriers will be permitted to tariff default access rates for such traffic equal to their then current intrastate originating switched access rates, absent a contract setting a different rate. On and after July 1, 2014, local exchange carriers are permitted to tariff default access rates for such traffic equal to their then current interstate originating switched access rates.

There are initiatives in several state legislatures to lower intrastate access rates, aligning them with interstate rates, some of which may be affected by the FCC Order. Depending on whether we are a net collector or a net payer of any adjusted rate, such rate adjustments could have a negative effect on us.

Under the Twenty-First Century Communications and Video Accessibility Act (“CVAA”) and the FCC’s implementing rules, providers of advanced communications services are required to make their services accessible to persons with disabilities. These new obligations require that providers of electronic messaging, chat, non-interconnected VoIP and “interoperable video conferencing” must make their products and services accessible to persons with disabilities unless it is not “achievable” to do so. The CVAA and its rules also impose stringent record-keeping and annual reporting obligations on advanced communications services and on telecommunications and VoIP services previously subject to a different disabilities access standard.

On November, 13, 2013, the FCC issued a Report and Order, In re Rural Call Completion, Report and Order and Further Notice of Proposed Rulemaking, FCC 13-135, mandating, among other things, that providers of long-distance voice service that make the initial long-distance call path choice for more than 100,000 domestic retail subscriber lines record and report certain data related to call completion. The recording and reporting requirements are effective upon approval of the data collection by the Office of Management and Budget and publication of the effective date in the Federal Register. One or more of our subsidiaries may be subject to these requirements, depending upon the services they offer and the number of subscribers they serve.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. Any delays in implementation of the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Teleservices

Teleservices sales practices are regulated at both the federal and state level. The TCPA, enacted in 1991, authorized and directed the FCC to regulate the telemarketing industry. The FCC set forth rules to implement the TCPA. Most significantly, the TCPA prohibits the use of automated dialers to call cellular telephones without consent of the consumer and the potential liability for violations of this provision is substantial. In 2013 several United States District Courts held that the defendants in those cases violated the TCPA when they used an automated dialing device to call a residential line that had been converted to a VoIP service or used an automated dialing device to call a cell phone number where appropriate consent had been obtained but the number had since been reassigned by the carrier to a third party without the knowledge of the caller. In addition, some United States District Courts in 2013 held calls dialed in a mode which required an employee to launch each call from their desktop could still be considered automated calls and a violation of the TCPA because the equipment used to make the calls had the “capacity” to act as an automatic telephone dialing system. Violations of the TCPA carry a potential penalty of $500-$1,500 for each time a number is dialed in violation of the TCPA through a consumer private right of action. These rules, which have been amended over time, also place other restrictions on the methods and timing of telemarketing sales calls, including:

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

Our Unified Communications segment faces technological advances, which have contributed to pricing pressures in the conferencing industry and could result in the loss of customer relationships. Competition in the web and video conferencing services arenas continues to increase as new vendors enter the marketplace and offer a broader range of conferencing solutions through new technologies, including, without limitation, VoIP, on-premise solutions, PBX solutions, unified communications solutions and equipment and handset solutions.

Our Communication Services segment faces risks from technological advances that we may not be able to successfully address. Some of our competitors have substantially greater personnel and financial resources than we do.

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

An adverse change in the pricing of voice and data services that we are unable to recover through price increases of our services, or any significant interruption in voice or data services, could adversely affect our business, results of operations and financial condition. In addition, if the providers of telecommunications have outages it may have a material client impact. We may not have the contractual right to be indemnified for all harm caused by an outage of our carriers and we may not be able to move the traffic to alternative carriers.

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

Growth in our IP communications and safety services businesses depends in large part on continued deployment and adoption of emerging technologies.

Growth in our IP communications business and our next generation 9-1-1 solution offering is largely dependent on customer acceptance of communications services over IP-based networks, which is still in its early stages. Continued growth depends on a number of factors outside of our control. Customers may delay adoption and deployment of IP communications solutions for several reasons, including available capacity on legacy networks, internal commitment to in-house solutions and customer attitudes regarding security, reliability and portability of IP-based solutions. In the safety services business, adoption may be hindered by, among other factors, continued reliance by customers on legacy systems, the complexity of implementing new systems and budgetary constraints. If customers do not deploy and adopt IP-based network solutions at the rates we expect, for these or other reasons, our business, results of operations and financial condition could be adversely affected. In addition, next generation 9-1-1 deployment introduces reliability challenges greater than those of our traditional 9-1-1 services. Outages may subject the Company to liability claims as well as governmental oversight and fines.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more key clients would result in the loss of revenue.

Our 100 largest clients by revenue accounted for approximately 47% of our total revenue from continuing operations for the year ended December 31, 2014. If we fail to retain a significant amount of business from any of our significant clients, our business, results of operations and financial condition could be adversely affected.

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

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases, whether from human error or fraud or malice on the part of employees or third parties or accidental technical failure, could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Certain of our client contracts do not contractually limit our liability for the loss of confidential information and our insurance may not cover the expected loss. Migration of our emergency communications business to IP-based communication increases this risk. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. For our international operations, we are obligated to implement processes and procedures to comply with local data privacy regulations. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

Growth in our IP communications and other new services may provide alternatives to our services which could adversely affect our business, results of operations and financial condition.

Our IP communications and other new services and enhancements to existing services may compete with our current conferencing and collaboration services. Continued growth in such emerging technologies may result in the availability of feature rich alternatives to our existing services with a more attractive pricing model. These developments could reduce the attractiveness to customers of our existing product offerings and reduce the price which we can receive from customers with respect to such services, which could adversely affect our business, results of operations and financial condition.

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

We operate or rely upon businesses in numerous countries outside the United States. We may expand further into additional countries and regions. There are risks inherent in conducting business internationally, including the following:

•	data privacy laws that may apply to the transmission of our clients’ and employees’ data to the United States;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	import/export sanctions and restrictions and compliance with applicable anti-corruption laws;

•	difficulties in staffing and managing international operations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	potential difficulties in transferring funds generated overseas to the United States in a tax efficient manner;

•	localization of our services, including translation into foreign languages and associated expenses;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world;

•	differences between the rules and procedures associated with handling public safety in the United States and those related to IP public safety originated outside of the United States; and

•	potentially adverse tax consequences.

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

The United States Congress, the FCC, the FTC and the states and foreign jurisdictions where we provide services have promulgated and enacted rules and laws that govern personal privacy, the provision of telecommunication services, telephone solicitations, the provision of public safety services and data privacy. As a result, we may be subject to proceedings alleging violation of these rules and laws in the future. Additional rules and laws may regulate the pricing for our offerings or require us to modify our operations or service offerings in order to meet our clients’ service requirements effectively, and these regulations may limit our activities or significantly increase the cost of regulatory compliance.

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

In addition, the FCC has adopted rules dictating the manner in which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic, as well as intercarrier compensation between wireline carriers and wireless providers. The rules adopted by the FCC provide for a multi-year transition to a national uniform terminating charge of zero, which is known as “bill-and-keep”. Carriers were required to cap all current rate elements as of December 29, 2011 and to begin reducing their termination and transport rates in annual steps, culminating with a bill-and-keep system by July 2018. In a Further Notice, the FCC is considering changes to rates charged for origination of toll-free traffic, which is a major type of traffic carried by West’s subsidiary, HyperCube. These rules are currently being challenged by several states, industry groups and telecommunications carriers, and there are other initiatives by state regulators to address, and possibly reduce, intrastate access rates. We are unable to predict the outcome of these rulemaking efforts, and any resulting regulations could limit our ability to determine how we charge for our services and have an adverse effect on our profitability.

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

Our operations depend on our ability to protect our data and operation centers against damage that may be caused by fire, natural disasters, pandemics, power failure, telecommunications failures, computer viruses, Trojan horses, other malware, failures of our software, acts of sabotage or terrorism, riots and other emergencies. In addition, for some of our services, we are dependent on outside vendors and suppliers who may be similarly affected. In the past, natural disasters such as hurricanes have caused significant employee dislocation and turnover in the areas impacted. If we experience temporary or permanent employee dislocation or interruption at one or more of our data or operation centers through casualty, operating malfunction, data loss, system failure or other events, we may be unable to provide the services we are contractually obligated to deliver. As a result, we may experience a reduction in revenue or be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Failure of our infrastructure due to the occurrence of a single event may have a disproportionately large impact on our business results. Any interruptions of this type could result in a prolonged interruption in our ability to provide our services to our clients, and our business interruption and property insurance may not adequately compensate us for any losses we may incur. These interruptions could adversely affect our business, results of operations and financial condition. While we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover significant portions of the losses.

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

As of December 31, 2014, the amount of cash and cash equivalents held by our foreign subsidiaries was $68.9 million. From time to time we may seek to repatriate funds held by these subsidiaries, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

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

In addition, we incur significant transaction costs associated with our acquisitions, including substantial fees for attorneys, accountants and other advisors. Any acquisition could result in our assumption of unknown and/or unexpected, and perhaps material, liabilities. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations. These factors could impair our growth and ability to compete; divert resources from other potentially more profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations.

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

As of December 31, 2014, we had goodwill and intangible assets, net of accumulated amortization, of approximately $1.9 billion and $388.2 million, respectively. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.” Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have an adverse effect on our business, results of operations and financial condition.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

At December 31, 2014, our aggregate long-term indebtedness, including the current portion, was $3,658.8 million. In 2014, our consolidated interest expense, the call premium on debt redemption and accelerated amortization of deferred financing costs was approximately $261.4 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations and to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures or the payment of dividends, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot make assurances that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities or the indenture that governs our outstanding notes. Our senior secured credit facilities documentation and the indenture that governs the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

If we cannot make scheduled payments on our debt, we will be in default of such debt and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our debt holders under other debt subject to cross default or cross acceleration provisions could declare all outstanding principal and interest on such other debt to be due and payable;

•	the lenders under our senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes, including dividend payments, and our failure to comply with the covenants contained in our senior secured credit facilities documentation or the indenture that governs our outstanding notes could result in an event of default that could adversely affect our results of operations.

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

We had a negative net worth as of December 31, 2014, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of December 31, 2014, we had a negative net worth of $659.6 million. Our negative net worth primarily resulted from the incurrence of indebtedness to finance our Recapitalization in 2006. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our debt agreements, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. At December 31, 2014, under the terms of our debt agreements, we would be permitted to incur up to approximately $501.6 million of additional tranches of term loans or increases to the revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we face could increase.

We may not generate sufficient cash flows or have sufficient restricted payment capacity under our senior secured credit facilities or the indenture governing our outstanding notes to pay our intended dividends on the common stock.

Subject to legally available funds, we intend to pay quarterly cash dividends. We will only be able to pay dividends from our available cash on hand and funds generated by us and our subsidiaries. Our ability to pay dividends to our stockholders will be subject to the terms of our senior secured credit facilities and the indenture governing the outstanding notes. Our operating cash flow and ability to comply with restricted payments covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our Board of Directors could affect our dividend policy, decrease the level of dividends or entirely discontinue the payment of dividends. The following additional factors, among others, could affect our dividend policy:

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

•	the amount of dividends distributed is and will be subject to contractual restrictions under the restricted payments covenants contained in:

•	the indenture governing our outstanding notes,

•	the terms of our senior secured credit facilities,

•	the terms of any other outstanding indebtedness we may incur; and

•	the amount of dividends distributed is subject to state law restrictions.

As a result of the foregoing limitations on our ability to pay dividends, we cannot assure you that we will be able to make all of our intended quarterly dividend payments.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt that our stockholders may find beneficial.

Our amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions that were adopted by our Board of Directors for the purpose of increasing the likelihood that a proposed acquisition is fair to and in the best interests of the stockholders, but could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

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

In addition, our senior secured credit facilities and the indenture governing our outstanding notes contain customary “change of control” provisions which could have the effect of increasing the cost of acquiring the Company and therefore may discourage such an acquisition or reduce the price a buyer would be willing to pay to our stockholders in an acquisition.

Future sales of our common stock may lower our stock price.

If any of our significant stockholders sell a large number of shares of our common stock, the market price of our common stock could decline significantly. In addition, the perception in the public market that our significant stockholders might sell shares of common stock could depress the market price of our common stock, regardless of the actual plans of those stockholders.

Our principal stockholders possess significant influence over us. Their interests may not coincide with other stockholders and they may make decisions with which other stockholders may disagree.

Entities controlled by Gary L. West and Mary E. West, the Gary and Mary West Health Institute and investment funds associated with the Sponsors own, in the aggregate, approximately 70% of our outstanding common stock. Under our amended and restated stockholder agreement with our Sponsors and entities controlled with our Founders, our Sponsors can designate up to five directors, in the aggregate, to our Board of Directors, subject to ownership of our common stock above certain thresholds. Because our Chief Executive Officer will be appointed, and may be terminated, by our Board of Directors, our Sponsors will effectively have the ability to select our Chief Executive Officer through the designation of directors, subject to ownership of our common stock above a certain threshold. As a result, these stockholders, acting individually or together, could control substantially all matters requiring stockholder approval, including the election of most directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that other stockholders would not approve or make decisions with which other stockholders may disagree. Because investment funds associated with the Sponsors have agreed to act together on certain matters, including with respect to the election of directors, and own approximately 52% of our voting power, we are considered a “controlled company” under the Nasdaq Marketplace Rules. We currently avail ourselves of the “controlled company” exception under the Nasdaq Marketplace Rules. As such, we are exempt from certain of the corporate governance requirements under the Nasdaq Marketplace Rules, including the requirements that a majority of our Board of Directors consist of independent directors, that we have a nominating and corporate governance committee that is composed entirely of independent directors and that we have a compensation committee that is composed entirely of independent directors. As a result, for so long as we are a controlled company, stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the Nasdaq Marketplace Rules.

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

Divestitures and discontinued operations could negatively impact our business and adversely affect our financial results.

On January 7, 2015, we announced our intent to divest several of our agent services businesses. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with the buyer or potential impairment charges. We are also subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. We have contractually agreed to retain responsibility for certain liabilities and we have contractually agreed to indemnify the buyer against certain contingent liabilities related to the business sold, such as lawsuits or tax liabilities. We have agreed to indemnify the buyer, up to the full purchase price, with respect to the equity interests of the companies we have agreed to sell, title to the equity and assets being sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representation and warranties in the purchase agreement for up to $13,750,000 in losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters facility in Omaha, Nebraska. We also own two other facilities in Omaha, Nebraska used for administrative activities. Our principal continuing operation locations are noted below.

Operating Segment	Owned / Leased	Principal Activities	Number of States in Which Properties are Located	Number of Foreign Countries in Which Properties are Located
Unified Communications	Owned	Administration	2	—

Unified Communications	Owned	Production	1	—

Unified Communications	Leased	Administration / Sales	20	22

Unified Communications	Leased	Production	1	2

Communication Services	Owned	Administration	1	—

Communication Services	Owned	Production	2	—

Communication Services	Leased	Administration	8	1

Communication Services	Leased	Production	5	—

Unified Communications has locations in Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, South Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Sweden and the United Kingdom. Communication Services has one location in Canada. We also lease a location in the Philippines for corporate support functions and functions supporting the Unified Communications businesses.

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

Our common stock began trading on the NASDAQ Global Select Market under the ticker symbol “WSTC” following our initial public offering (“IPO”) on March 22, 2013. The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock since our IPO in 2013 and 2014. Subject to legally available funds, we intend to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant. In addition our ability to pay dividends is subject to applicable law, our senior secured credit facilities and the indenture governing our senior notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Covenants” and the risk factors related to our ability to pay future dividends in “Risk Factors.”

2013:	High	Low	Dividend Per Share
First Quarter	$19.34	$18.38	$0.00
Second Quarter	$24.15	$19.08	$0.225
Third Quarter	$24.49	$21.16	$0.225
Fourth Quarter	$26.39	$21.28	$0.225

2014:
First Quarter	$26.24	$21.43	$0.225
Second Quarter	$27.69	$23.00	$0.225
Third Quarter	$30.96	$24.93	$0.225
Fourth Quarter	$34.12	$26.82	$0.225

The number of shareholders of record of our common stock as of February 13, 2015 was approximately 61.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth below:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	($) (b)	(c)
Equity compensation plans approved by security holders:
2013 Long-Term Incentive Plan Stock Options	409,901	23.51	6,278,516
2013 Employee Stock Purchase Plan	—	—	728,775
2006 Executive Incentive Plan Stock Options	2,556,742	27.51	—
Nonqualified Deferred Compensation Plan (1)	1,340,757		1,891,660
Equity compensation plans not approved by security holders:	—	—	—

Total	4,307,400		8,898,951

(1)	Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors and other highly compensated employees who are approved for participation by the Compensation Committee of our Board of Directors may elect to defer their bonus and up to 50% of their salary, with such bonus and salary deferrals not to exceed $500,000. In accordance with the terms of the plan, such deferred compensation will be notionally invested in the same investments made available to participants of the 401(k) plan or our common stock. We match a percentage (50% in 2014) of any amounts notionally invested in our common stock, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year after the individual first participates in the Deferred Compensation Plan. At December 31, 2014, the notionally granted common stock under the Deferred Compensation Plan, including both vested and unvested common stock was 1,340,757 shares.

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

	West Corporation	S&P 500	S&P 500 North American Technology Services
March 22, 2013	$100.00	$100.00	$100.00
March 31, 2013	$101.75	$102.57	$104.24
June 30, 2013	$118.63	$103.75	$108.32
September 30, 2013	$119.92	$115.45	$119.95
December 31, 2013	$140.44	$130.52	$131.74
March 31, 2014	$131.97	$128.91	$133.23
June 30, 2014	$149.17	$133.43	$135.98
September 30, 2014	$165.38	$134.32	$126.83
December 31, 2014	$186.63	$144.51	$139.32

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected consolidated financial data from continuing operations for each of the last five years. The selected consolidated operations statement and balance sheet data have been derived from our consolidated financial statements. Our consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands except per share amounts)
Operations Statement Data (1):
Revenue	$2,218,594	$2,120,972	$2,042,526	$1,900,211	$1,773,556
Cost of services	943,331	894,628	845,750	746,544	692,522
Selling, general and administrative expenses (“SG&A”)	813,856	775,050	753,674	721,018	672,851

Operating income	461,407	451,294	443,102	432,649	408,183
Interest expense	(188,102)	(232,935)	(263,984)	(258,550)	(236,935)
Refinancing expense	(73,309)	(23,105)	(2,715)	—	(52,804)
Other income, net	7,294	2,488	2,268	10,012	5,985

Income before income tax expense	207,290	197,742	178,671	184,111	124,429
Income tax expense	72,679	74,651	73,459	69,969	47,469

Income from continuing operations	$134,611	$123,091	$105,212	$114,142	$76,960

Earnings (loss) per common share from continuing operations:
Basic Class L				$17.18	$17.07
Diluted Class L				$16.48	$16.37
Basic Common	$1.60	$1.56	$1.71	$(5.23)	$(8.49)
Diluted Common	$1.57	$1.53	$1.66	$(5.23)	$(8.49)
Selected Operating Data (1):
Operating margin (2)	20.8%	21.3%	21.7%	22.8%	23.0%
Income margin (3)	6.1%	5.8%	5.2%	6.0%	4.3%

	As of December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands)
Balance Sheet Data:
Total assets	$3,818,075	$3,496,644	$3,457,295	$3,237,205	$3,016,708
Total debt	$3,658,786	$3,525,347	$4,017,656	$3,516,365	$3,533,566
Other Financial Data:
Cash dividends declared (4)	$75,991	$56,443	$511,041	—	—

(1)	Operating results are from continuing operations.
(2)	Operating margin represents operating income as percentage of revenue.
(3)	Income margin represents income from continuing operations as a percentage of revenue.
(4)	Cash dividends declared in 2014, 2013 and 2012 were $0.90 per share, $0.675 per share and $8.00 per share, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a global provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. These solutions include unified communications services, safety services, interactive services such as automated notifications, telecom services and specialized agent services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, education, technology and healthcare. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communications needs of our clients. We have evolved our business mix from labor-intensive communication services to predominantly diversified and platform-based, technology-driven voice and data services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2014, we managed over 64 billion telephony minutes and approximately 159 million conference calls, facilitated approximately 290 million 9-1-1 calls, and received or delivered approximately 4 billion calls and data messages. We believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. We believe we have the only large-scale proprietary IP-based global conferencing platform deployed and in use today. Our technology-driven platforms allow us to provide a broad range of service offerings to our diverse client base.

Financial Operations Overview

Revenue

In our Unified Communications segment, conferencing services are generally billed and revenue recognized on a per participant minute basis. Web collaboration services are generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Since we entered the conferencing services business, the average rate per minute that we charge has declined while total minutes sold has increased. This is consistent with industry trends. We expect this trend to continue for the foreseeable future. IP communications services are generally billed and revenue recognized on a user or network circuit basis. Interactive services are generally billed, and revenue recognized, on a per call, per message or per minute basis, or ratably over the contract term. We also charge clients for additional features, such as conference call recording, transcription services or professional services.

In our Communication Services segment, our safety services revenue is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales and installations are generally recognized upon completion of the installation and client acceptance of a fully functional system or, for contracts that are completed in stages, recognized upon completion of such stages and client acceptance. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods. Our telecom services business is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Our business-to-business services are generally billed based on hours of input, number of contacts, number of personnel assigned or a contingent basis. Revenue for cost containment services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized as ratably over the service period. Fees received for future service periods are deferred until the service is performed.

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

The principal components of cost of services for our Communication Services segment is labor and variable telephone expense. Labor expense in costs of services primarily reflects compensation and benefits for personnel dedicated to safety services database management, manufacturing and development of our premise-based safety solution, highly trained agents as well as commissions for our sales professionals. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients. Significant components of our cost of services in this segment also include variable telephone expense.

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

Key Drivers Affecting Our Financial Position and Results of Operations

Factors Related to Our Indebtedness. On each of January 24, 2014 and July 1, 2014, West, certain domestic subsidiaries of West, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 4 (the “Fourth Amendment”) and Amendment No. 5 (the “Fifth Amendment”), respectively, to the Amended and Restated Credit Agreement, in each case amending the Amended and Restated Credit Agreement (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, and Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 20, 2013 (the “Amended Credit Agreement”).

The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans (as defined below). The Fourth Amendment also provided for interest rate floors applicable to the Term Loans. The interest rate floors effective December 31, 2014 were 0.75% for the LIBOR component of LIBOR rate Term Loans and 1.75% for the base rate component of base rate Term Loans.

On July 1, 2014, we issued $1.0 billion aggregate principal amount of our 5.375 percent notes due 2022 (the “2022 Senior Notes”). In July 2014, we used a portion of the net proceeds from the 2022 Senior Notes to redeem in full $500.0 million aggregate principal amount of the 8.625 percent senior notes due 2018 (the “2018 Senior

Notes”) and $200.0 million aggregate principal amount of the 7.875 percent senior notes due 2019 (the “2019 Senior Notes”). Also, on July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay $250.0 million aggregate principal amount of the senior secured term loan facility due June 30, 2018 (the “2018 Maturity Term Loans”, and together with our senior secured term loan facility due July 15, 2016 (the “2016 Maturity Term Loans”), the “Term Loans”).

On July 1, 2014, we modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new term loan A facility (“TLA”) to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided, that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the TLA were received on November 14, 2014 and used to redeem the 2019 Senior Notes. Annual amortization (payable in quarterly installments) in respect of the TLA will be payable at: a 2.5% annual rate in the year ending June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); a 5.0% annual rate in the year ending June 30, 2016; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

On November 14, 2014, we redeemed the 2019 Senior Notes. The debt call premium paid was 3.938% of the principal amount of the 2019 Senior Notes. In addition, the Company paid accrued and unpaid interest on the redeemed 2019 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2019 Senior Notes remained outstanding.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily through organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders. Since 2005, we have invested approximately $2.3 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

During 2014, we closed four acquisitions for an aggregate purchase price of $398.1 million. The acquisitions of 911 Enable and Health Advocate closed on September 2, 2014 and June 13, 2014, respectively, and their results have been included in the Communication Services reportable segment since their respective acquisition dates. The acquisitions of SchoolMessenger and SchoolReach, closed on April 21, 2014 and November 3, 2014, respectively, and their results have been included in the Unified Communications reportable segment since their respective acquisition dates.

Key Factors Related to Cash Flows. Our expectation is to return some portion of our cash flow to shareholders each year through a regular quarterly dividend. We expect to use the remaining cash flow to reduce leverage and fund acquisitions to accelerate growth.

Interest expense for 2014, exclusive of debt redemption premiums was $188.1 million. Our debt refinancing in 2014, and related note repayments in July and November will reduce our annual cash interest expense in 2015 by approximately $40.0 million.

Overview of 2014 Results

The following overview highlights the areas we believe are important in understanding the results of our continuing operations for the year ended December 31, 2014. This summary is not intended as a substitute for the detail provided elsewhere in this annual report or for our consolidated financial statements and notes thereto included elsewhere in this annual report. Unless otherwise stated, financial results discussed herein refer to continuing operations.

•	Our revenue increased $97.6 million, or 4.6% in 2014 compared to revenue in 2013.

•	Our operating income increased $10.1 million, or 2.2% in 2014 compared to operating income in 2013.

•	Our cash flows from continuing operating activities were $409.5 million, an increase of $90.7 million, or 28.5% during 2014 compared to cash flows from continuing operating activities in 2013.

•

Effective January 1, 2014, we implemented a revised organizational structure. Under the revised organizational structure, automated call processing services management and operations have been moved from the Communication Services reportable segment to the Unified Communications reportable segment and have been combined with alerts and notifications to form interactive services. All prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

•	On January 24, 2014, we amended our Senior Secured Credit Facilities which provided for a reduction in applicable margins and interest rate floors of all Term Loans.

•

On April 21, 2014, we acquired SchoolMessenger, a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $77.4 million and was funded by cash on hand. The acquisition was integrated into our Unified Communications reportable segment.

•

On June 13, 2014, we acquired Health Advocate, a leading provider of healthcare advocacy services. The purchase price was approximately $265.9 million and was funded by cash on hand and use of our revolving trade accounts receivable financing facility. The acquisition was integrated into our Communication Services reportable segment.

•

On July 1, 2014, we issued $1.0 billion aggregate principal amount of our 2022 Senior Notes. In July 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repurchase or redeem in full $500.0 million aggregate principal amount of the 2018 Senior Notes and $200.0 million aggregate principal amount of the 2019 Senior Notes. Also, on July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay $250.0 million aggregate principal amount of the 2018 Maturity Term Loans.

•	On July 1, 2014, we modified our Senior Secured Credit Facilities by entering into the Fifth Amendment.

•

On September 2, 2014, we acquired the assets of 911 Enable, a provider of emergency communications solutions for IP-based enterprise customers across the United States and Canada. The purchase price was approximately $42.2 million and was funded by cash on hand. The acquisition was integrated into our Communication Services reportable segment.

•

On November 3, 2014, we completed the acquisition of the assets of GroupCast, L.L.C., a provider of alerts and notification services for corporations, government agencies and K-12 school districts that operates under two brands, GroupCast and SchoolReach. The purchase price, net of a working capital adjustment, was approximately $12.6 million and was funded with cash on hand. The acquisition was integrated into our Unified Communications reportable segment.

•	On November 14, 2014, we redeemed in full the remaining $450.0 million aggregate principal amount of the 2019 Senior Notes.

•

On December 30, 2014, our Board of Directors approved a plan to sell several of our agent-based businesses. Businesses to be sold include our consumer facing customer sales and lifecycle management, account services and receivables management businesses. On January 7, 2015, we entered into a definitive agreement to sell several of our agent-based businesses to Alorica Inc. for approximately $275.0 million in cash. The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and other customary closing conditions.

The following table sets forth our Consolidated Statements of Operations From Continuing Operations Data as a percentage of revenue for the periods indicated and excludes any results of our discontinued operations:

	Year ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of services	42.5	42.2	41.4
Selling, general and administrative expenses (“SG&A”)	36.7	36.5	36.9

Operating income	20.8	21.3	21.7
Interest expense	8.5	11.0	12.9
Refinancing expense	3.3	1.1	0.1
Other income	0.3	0.1	0.1

Income before income tax expense	9.3	9.3	8.8
Income tax expense	3.2	3.5	3.6

Income from continuing operations	6.1%	5.8%	5.2%

Years Ended December 31, 2014 and 2013

Revenue: Total revenue in 2014 increased $97.6 million, or 4.6%, to $2,218.6 million from $2,121.0 million in 2013. This increase included revenue of $74.7 million from the acquisitions of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger. The acquisitions of 911 Enable and Health Advocate closed on September 2, 2014 and June 13, 2014, respectively, and their results have been included in the Communication Services reportable segment since their respective acquisition dates. The acquisitions of SchoolMessenger and School Reach, closed on April 21, 2014 and November 3, 2014, respectively, and their results have been included in the Unified Communications reportable segment since their respective acquisition dates. The remaining $22.9 million increase in revenue in 2014 was due to organic growth.

During the years ended December 31, 2014 and 2013, our largest 100 clients accounted for approximately 47% of total revenue in both years. In 2014 and 2013, no client accounted for more than 10% of our aggregate revenue.

Revenue by segment:

	For the year ended December 31,
	2014	% of Total Revenue	2013	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$1,616,777	72.9%	$1,603,311	75.6%	$13,466	0.8%
Communication Services	653,571	29.5%	545,850	25.7%	107,721	19.7%
Intersegment eliminations	(51,754)	-2.4%	(28,189)	-1.3%	(23,565)	NM

Total	$2,218,594	100.0%	$2,120,972	100.0%	$97,622	4.6%

NM—Not Meaningful

Unified Communications revenue in 2014 increased $13.5 million, or 0.8%, to $1,616.8 million from $1,603.3 million in 2013. The increase in revenue in 2014 included $20.2 million from the acquisitions of SchoolMessenger and SchoolReach.

Revenue from our conferencing and collaboration services increased $3.0 million, while revenue from our interactive services, excluding the SchoolMessenger and SchoolReach revenue decreased $7.8 million. The increase in conferencing and collaboration was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services by our existing customers. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 5.5% in 2014 over 2013, while the average rate per minute for reservationless services declined by approximately 8.5%. The reduction in revenue from our interactive services was due primarily to reduced volume.

During 2014, revenue in the APAC and EMEA regions grew to $473.2 million, an increase of 0.6% over 2013 primarily related to volume growth in EMEA.

Communication Services revenue in 2014 increased $107.7 million, or 19.7%, to $653.6 million from $545.9 million in 2013. The increase in revenue in 2014 included $54.5 million from the acquisitions of Health Advocate and 911 Enable. Revenue from safety services and telecom services in 2014 increased $53.2 million compared with 2013. $20.6 million of the increase in safety services and telecom services revenue was derived internally from other West entities and eliminated in our consolidated results.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2014 increased $48.7 million, or 5.4%, to $943.3 million from $894.6 million in 2013. As a percentage of revenue, cost of services increased to 42.5% in 2014 from 42.2% in 2013.

Cost of Services by segment:

	For the year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$680,916	42.1%	$663,835	41.4%	$17,081	2.6%
Communication Services	307,765	47.1%	255,004	46.7%	52,761	20.7%
Intersegment eliminations	(45,350)	NM	(24,211)	NM	(21,139)	NM

Total	$943,331	42.5%	$894,628	42.2%	$48,703	5.4%

NM—Not Meaningful

Unified Communications cost of services in 2014 increased $17.1 million, or 2.6%, to $680.9 million from $663.8 million in 2013. The increase in cost of services in 2014 included $5.3 million from the SchoolMessenger and SchoolReach acquisitions. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 42.1% in 2014 from 41.4% in 2013. The increase in cost of services as a percentage of revenue in 2014 is due primarily to lower average rate per minute charged to customers and changes in geographic and product mix.

Communication Services cost of services in 2014 increased $52.8 million, or 20.7%, to $307.8 million from $255.0 million in 2013. The increase in cost of services in 2014 included $21.8 million from the Health Advocate and 911 Enable acquisitions. $19.6 million of this increase in cost of services was derived internally from other West entities and eliminated in our consolidated results. The remaining increase in cost of services is primarily due to an increase in service volume. As a percentage of revenue, Communication Services cost of services increased to 47.1% in 2014 from 46.7% in 2013.

Selling, General and Administrative Expenses: SG&A expenses in 2014 increased $38.8 million, or 5.0%, to $813.9 million from $775.1 million for 2013. During 2014, SG&A expenses from the acquired entities SchoolReach, SchoolMessenger, Health Advocate and 911 Enable were $47.0 million in the aggregate. SG&A expenses in 2013 included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses (collectively, the “IPO Sponsor Fees and IPO Bonuses”). The remaining increase in SG&A is primarily due to an increase of $5.2 million in share-based compensation and $7.9 million in depreciation expense. As a percentage of revenue, SG&A expenses increased to 36.7% in 2014 from 36.5% in 2013. In 2013, the IPO Sponsor Fees and IPO Bonuses had a 1.3% impact on SG&A expenses as a percentage of revenue.

Selling, general and administrative expenses by segment:

	For the year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications	$555,129	34.3%	$545,791	34.0%	$9,338	1.7%
Communication Services	265,131	40.6%	233,237	42.7%	31,894	13.7%
Intersegment eliminations	(6,404)	NM	(3,978)	NM	(2,426)	NM

Total	$813,856	36.7%	$775,050	36.5%	$38,806	5.0%

NM—Not meaningful

Unified Communications SG&A expenses in 2014 increased $9.3 million, or 1.7%, to $555.1 million from $545.8 million in 2013. The increase in SG&A in 2014 included $14.3 million from the SchoolReach and SchoolMessenger acquisitions. In addition, SG&A included an increase of $2.9 million in share-based compensation and $4.7 million in depreciation expense. As a percentage of this segment’s revenue, Unified Communications SG&A expenses increased to 34.3% in 2014 compared to 34.0% in 2013. The IPO Sponsor Fees and IPO Bonuses allocated to Unified Communications were $22.1 million in 2013, which had a 1.4% impact on SG&A expenses as a percentage of revenue for Unified Communications.

Communication Services SG&A expenses in 2014 increased $31.9 million, or 13.7%, to $265.1 million from $233.2 million in 2013. The increase in SG&A in 2014 included $32.7 million from the Health Advocate and 911 Enable acquisitions. In addition, SG&A included an increase of $2.3 million in share-based compensation and $3.2 million in depreciation expense. The IPO Sponsor Fees and IPO Bonuses allocated to Communication Services were $5.9 million, which had a 1.1% impact on SG&A expenses as a percentage of revenue for Communication Services.

Operating Income: Operating income in 2014 increased $10.1 million, or 2.2%, to $461.4 million from $451.3 million in 2013. As a percentage of revenue, operating income decreased to 20.8% in 2014 from 21.3% in 2013.

Operating income by segment:

	For the year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$380,732	23.5%	$393,685	24.6%	$(12,953)	-3.3%
Communication Services	80,675	12.3%	57,609	10.6%	23,066	40.0%

Total	$461,407	20.8%	$451,294	21.3%	$10,113	2.2%

Unified Communications operating income in 2014 decreased $13.0 million, or 3.3%, to $380.7 million from $393.7 million in 2013. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 23.5% in 2014 from 24.6% in 2013 due to the factors discussed above for revenue, cost of services and SG&A expenses. In 2013, the IPO Sponsor Fees and IPO Bonuses had a 1.4% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income in 2014 increased $23.1 million, or 40.0%, to $80.7 million from $57.6 million in 2013. As a percentage of revenue, Communication Services operating income increased to 12.3% in 2014 from 10.6% in 2013 due to the factors discussed above for revenue, cost of services and SG&A expenses. In 2013, the IPO Sponsor Fees and IPO Bonuses had a 1.1% impact on operating income as a percentage of revenue for Communication Services.

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the debt redemption premiums and accelerated amortization of deferred financing costs on the redemption of our 2018 Senior Notes and our 2019 Senior Notes and partial repayment of our 2018 Maturity Term Loans, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other expense in 2014 was $254.1 million compared to $253.6 million in 2013. Interest expense, inclusive of debt redemption premiums and accelerated amortization of deferred financing costs of $73.3 million in 2014 was $261.4 million compared to $256.0 million in 2013. The interest expense in 2013 included $23.1 million of debt redemption premiums and accelerated amortization of deferred financing costs

During 2014, we recognized a $3.2 million gain on foreign currency transactions denominated in currencies other than the functional currency compared to a $4.0 million loss on foreign currencies in 2013. During 2014 and 2013 we recognized a $2.3 million gain and $6.2 million gain in marking the investments in our non-qualified retirement plans to market, respectively. This mark-to-market gain, recognized in other income, on the investments is offset by additional compensation expense related to the non-qualified retirement plans that is recorded in SG&A expense.

Income from continuing operations: Our income from continuing operations in 2014 increased $11.5 million, or 9.4%, to $134.6 million from $123.1 million in 2013. The increase in income from continuing operations was driven primarily by $10.1 million of increased operating income and a lower effective tax rate. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 35.1% for 2014, compared to an effective tax rate of approximately 37.8% in 2013. This decrease in the 2014 effective tax rate is primarily due to a decrease in the accrual for uncertain tax positions and an increase in the foreign rate differential. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2014 effective tax rate was most impacted by our operations in Australia, Netherlands, Singapore and United Kingdom and our December 31, 2013 effective tax rates were most impacted by our operations in Australia, Netherlands, Singapore and United Kingdom where the tax rates are significantly less than the United States.

Earnings per common share from continuing operations: Earnings per common share-basic for 2014 and 2013 were $1.60 and $1.56, respectively. Earnings per common share-diluted for 2014 and 2013 were $1.57 and $1.53, respectively.

Years Ended December 31, 2013 and 2012

Revenue: Total revenue in 2013 increased $78.4 million, or 3.8%, to $2,121.0 million from $2,042.5 million in 2012. This increase included revenue of $20.9 million from the acquisition of HyperCube. The HyperCube acquisition closed on March 23, 2012. HyperCube’s results have been included in the Communication Services reportable segment since that date. The remaining $57.5 million increase in revenue in 2013 was due to organic growth.

During the years ended December 31, 2013 and 2012, our largest 100 clients accounted for approximately 47% and 48% of total revenue, respectively. In 2013 and 2012, no client accounted for more than 10% of our aggregate revenue.

Revenue by segment:

	For the year ended December 31,
	2013	% of Total Revenue	2012	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications	$1,603,311	75.6%	$1,566,129	76.7%	$37,182	2.4%
Communication Services	545,850	25.7%	479,584	23.5%	66,266	13.8%
Intersegment eliminations	(28,189)	-1.3%	(3,187)	-0.2%	(25,002)	NM

Total	$2,120,972	100.0%	$2,042,526	100.0%	$78,446	3.8%

NM—Not Meaningful.

Unified Communications revenue in 2013 increased $37.2 million, or 2.4%, to $1,603.3 million from $1,566.1 million in 2012. The increase in revenue was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based services, by our existing customers. The increase in revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless services, which accounts for the majority of our Unified Communications revenue, grew approximately 10.8% in 2013 over 2012, while the average rate per minute for reservationless services declined by approximately 7.4%.

During 2013, revenue in the APAC and EMEA regions grew to $470.4 million, an increase of 2.6% over 2012 primarily related to volume growth in EMEA.

Communication Services revenue in 2013 increased $66.3 million, or 13.8%, to $545.9 million from $479.6 million in 2012. The increase in revenue in 2013 included $20.9 million from the acquisition of HyperCube. During 2013, revenue from safety services and telecom services increased $34.2 million, excluding revenue from the acquisition of HyperCube, compared with 2012. $23.7 million of the increase in safety services and telecom services revenue was derived internally from other West entities and eliminated in our consolidated results.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2013 increased $48.9 million, or 5.8%, to $894.6 million from $845.8 million in 2012. As a percentage of revenue, cost of services increased to 42.2% in 2013 from 41.4% in 2012.

Cost of Services by segment:

	For the year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications	$663,835	41.4%	$643,333	41.1%	$20,502	3.2%
Communication Services	255,004	46.7%	202,549	42.2%	52,455	25.9%
Intersegment eliminations	(24,211)	NM	(132)	NM	(24,079)	NM

Total	$894,628	42.2%	$845,750	41.4%	$48,878	5.8%

NM—Not Meaningful

Unified Communications cost of services in 2013 increased $20.5 million, or 3.2%, to $663.8 million from $643.3 million in 2012. The increase is primarily driven by increased service volume. As a percentage of this segment’s revenue, Unified Communications cost of services increased to 41.4% in 2013 from 41.1% in 2012. The increase in cost of services as a percentage of revenue for 2013 is due primarily to changes in the product mix, geographic mix, and declines in the average rate per minute for reservationless services.

Communication Services cost of services in 2013 increased $52.5 million, or 25.9%, to $255.0 million from $202.5 million in 2012. The increase in cost of services in 2013 was the result of $12.6 million of incremental cost of services from the HyperCube acquisition and increased service volume primarily for telecom services. $22.5 million of the increase in cost of services with safety services and telecom services was derived internally from other West entities and eliminated in our consolidated results. As a percentage of revenue, Communication Services cost of services increased to 46.7% in 2013 from 42.2% in 2012.

Selling, General and Administrative Expenses: SG&A expenses in 2013 increased $21.4 million, or 2.8%, to $775.1 million from $753.7 million for 2012. The increase in SG&A expenses in 2013 included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses. As a percentage of revenue, SG&A expenses improved to 36.5% in 2013 from 36.9% in 2012. In 2013, the Sponsor management fee, related termination of the management agreement and IPO related bonuses had a 1.3% impact on SG&A expenses as a percentage of revenue.

Selling, general and administrative expenses by segment:

	For the year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications	$545,791	34.0%	$522,345	33.4%	$23,446	4.5%
Communication Services	233,237	42.7%	234,384	48.9%	(1,147)	-0.5%
Intersegment eliminations	(3,978)	NM	(3,055)	NM	(923)	NM

Total	$775,050	36.5%	$753,674	36.9%	$21,376	2.8%

NM—Not meaningful

Unified Communications SG&A expenses in 2013 increased $23.4 million, or 4.5%, to $545.8 million from $522.3 million in 2012. As a percentage of this segment’s revenue, Unified Communications SG&A expenses increased to 34.0% in 2013 compared to 33.4% in 2012. In 2013, the IPO Sponsor Fees and IPO Bonuses allocated to Unified Communications was $22.1 million, which had a 1.4% impact on SG&A expenses as a percentage of revenue for Unified Communications.

Communication Services SG&A expenses in 2013 decreased $1.1 million, or 0.5%, to $233.2 million from $234.4 million in 2012. During 2012, Communication Services recorded $6.2 million for site closure and severance expenses and asset impairment. Severance and site closure expenses in 2013 were $0.6 million. As a percentage of this segment’s revenue, Communication Services SG&A expenses improved to 42.7% in 2013 from 48.9% in 2012. In 2013, the IPO Sponsor Fees and IPO Bonuses allocated to Communication Services was $5.9 million, which had a 1.1% impact on SG&A expenses as a percentage of revenue for Communication Services.

Operating Income: Operating income in 2013 increased $8.2 million, or 1.8%, to $451.3 million from $443.1 million in 2012. As a percentage of revenue, operating income decreased to 21.3% in 2013 from 21.7% in 2012.

Operating income by segment:

	For the year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications	$393,685	24.6%	$400,451	25.6%	$(6,766)	-1.7%
Communication Services	57,609	10.6%	42,651	8.9%	14,958	35.1%

Total	$451,294	21.3%	$443,102	21.7%	$8,192	1.8%

Unified Communications operating income in 2013 decreased $6.8 million, or 1.7%, to $393.7 million from $400.5 million in 2012. As a percentage of this segment’s revenue, Unified Communications operating income decreased to 24.6% in 2013 from 25.6% in 2012 due to the factors discussed above for revenue, cost of services and SG&A expenses. In 2013, the IPO Sponsor Fees and Bonuses had a 1.4% impact on operating income as a percentage of revenue for Unified Communications.

Communication Services operating income in 2013 increased $15.0 million, or 35.1%, to $57.6 million from $42.7 million in 2012. As a percentage of revenue, Communication Services operating income increased to 10.6% in 2013 from 8.9% in 2012 due to the factors discussed above for revenue, cost of services and SG&A expenses. In 2013, the IPO Sponsor Fees and IPO Bonuses had a 1.1% impact on operating income as a percentage of revenue for Communication Services.

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the $16.5 million call premium and $6.6 million accelerated amortization of deferred financing costs on the redemption of our 11% senior subordinated notes, the $4.0 million aggregate foreign exchange loss on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other expense in 2013 was $253.6 million compared to $264.4 million in 2012. Interest expense, inclusive of the subordinated notes call premium and accelerated amortization of deferred financing costs in 2013 was $256.0 million compared to $266.7 million in 2012.

During 2013, we recognized a $4.0 million loss on foreign currency transactions denominated in currencies other than the functional currency compared to a $1.6 million loss on foreign currencies in 2012. During 2013 and 2012 we recognized a $6.2 million gain and $3.3 million gain in marking the investments in our non-qualified retirement plans to market, respectively. This mark-to-market gain, recognized in other income, on the investments is offset by additional compensation expense related to the non-qualified retirement plans that is recorded in SG&A expense.

Income from continuing operations: Our income from continuing operations in 2013 increased $17.9 million, or 17.0%, to $123.1 million from $105.2 million in 2012. The increase in income from continuing operations was driven primarily by $10.7 million lower interest expense (inclusive of debt redemption premiums and accelerated amortization), $8.2 million higher operating income, and a lower effective tax rate. In 2013, the IPO Sponsor Fees and IPO Bonuses, subordinated notes call premium and accelerated interest expense for the deferred financing costs associated with the senior subordinated notes had a $31.2 million negative impact on income from continuing operations. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 37.8% for 2013, compared to an effective tax rate of approximately 41.1% in 2012. This decrease in the effective tax rate in 2013 is primarily due to a combination of the following items, an increase in the federal tax credits, a decrease in the accrual for foreign tax on unremitted earnings which was offset by an increase for uncertain tax positions.

Earnings per common share from continuing operations: Earnings per common share-basic for 2013 and 2012 were $1.56 and $1.71, respectively. Earnings per common share-diluted for 2013 and 2012 were $1.53 and $1.66, respectively. The reduction in earnings per share was driven by the 21,275,000 additional shares issued and outstanding as a result of our IPO completed on March 27, 2013.

Discontinued Operations

On December 30, 2014, our Board of Directors approved a plan to sell several of our agent-based businesses. Businesses to be sold include our consumer facing customer sales and lifecycle management, account services and receivables management businesses. On January 7, 2015, we entered into a definitive agreement to sell these agent-based businesses to Alorica Inc. for approximately $275.0 million in cash. The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and other customary closing conditions. Final settlement of working capital adjustments is expected in the second quarter of 2015. The gain on the sale is expected to be approximately $55.0 million to $60.0 million on a pretax basis and $30.0 million to $35.0 million on an after tax basis.

As a result of the pending sale, the related operating results have been reflected as discontinued operations for all periods presented and the related assets and liabilities are classified as held for sale and measured at the lower of their carrying value or fair value less costs to sell. The business units to be sold were previously a component of an operating segment included in the Communication Services reportable segment. Corporate overhead expenses and other shared services expenses that had previously been allocated to these business units are included in continuing operations. These expenses for the years ended December 31, 2014, 2013 and 2012 were $18.7 million, $17.8 million and $16.0 million, respectively, and are reflected in SG&A.

The following table summarizes the results of discontinued operations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Revenue	$585,866	$573,959	$604,735
Operating income	22,685	28,920	35,073
Income before income tax expense	21,625	29,019	28,938
Income tax expense (benefit) (1)	(2,169)	8,908	8,609

Income from discontinued operations	$23,794	$20,111	$20,329

(1)	In 2014, the Company recognized an $8.6 million tax benefit due to the deferred tax benefit associated with excess outside basis over financial basis from the expected divestiture, resulting in a negative tax rate of 10%.

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

Year Ended December 31, 2014 compared to 2013

The following table summarizes our net cash flows by category from continuing operations for the periods presented (in thousands):

	For the Years Ended December 31,
	2014	2013	Change	% Change
Net cash flows from operating activities	$409,491	$318,769	$90,722	28.5%
Net cash flows used in investing activities	$(524,376)	$(121,882)	$(402,494)	330.2%
Net cash flows used in financing activities	$(25,027)	$(196,828)	$171,801	-87.3%

Net cash flows from operating activities in 2014 increased $90.7 million, or 28.5%, to $409.5 million compared to net cash flows from operating activities of $318.8 million in 2013. The increase in net cash flows from operating activities is primarily due to the $11.5 million increase in income from continuing operations and $67.5 million in improvements in our working capital, primarily the timing of interest payments, $31.5 million, collection of accounts receivable, $35.5 million and the timing of payments to vendors, $43.1 million. These increases were partially offset by a 29.6 million increase in other assets and a $13.0 million decrease in accrued expenses and other liabilities.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 58 days at December 31, 2014. Throughout 2014, DSO ranged from 58 to 63 days. At December 31, 2013, DSO was 61 days and ranged from 60 to 63 days during 2013.

Net cash flows used in investing activities in 2014 increased $402.5 million, or 330.2%, to $524.4 million compared to net cash flows used in investing activities of $121.9 million in 2013. In 2014, business acquisition investing was $398.1 million greater than in 2013, as a result of the acquisitions of SchoolReach, SchoolMessenger, Health Advocate and 911 Enable. No acquisitions were completed in 2013. During the year ended December 31, 2014, cash used for capital expenditures was $130.3 million compared to $114.3 million during 2013.

Net cash flows used in financing activities in 2014 decreased $171.8 million to $25.0 million compared to $196.8 million for 2013. During 2013, net proceeds from our IPO net of related offering costs were $398.1 million. During 2014, net proceeds from our $1.0 billion 2022 Senior Notes and $350.0 million TLA were received. Proceeds from our 2022 Senior Notes and TLA were used to fully repurchase or redeem the $500.0 million 2018 Senior Notes and $650.0 million 2019 Senior Notes. $250.0 million was paid on the 2018 Maturity Term Loans. Cash on hand was used to pay debt redemption premiums in the aggregate of $61.7 million. During 2014, net proceeds from the accounts receivable securitization revolving credit facility was $185.0 million. Cash dividends paid in 2014 were $75.7 million compared to $56.7 million in 2013. Principal repayments, excluding the $250.0 million paid on the 2018 Maturity Term Loans and note redemptions and repurchases, on long-term obligations made during 2014 were $1.6 million compared to $42.3 million during 2013.

As of December 31, 2014, the amount of cash and cash equivalents held by our foreign subsidiaries was $68.9 million. We have also accrued U.S. taxes on $167.6 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $169.8 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate equal to approximately $19.3 million per quarter (or an annual rate of approximately $77.2 million). Based on approximately 85.8 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On January 28, 2015, we announced a $0.225 per common share quarterly dividend. The dividend is payable February 19, 2015 to shareholders of record as of the close of business on February 9, 2015.

Given our current levels of cash on hand, anticipated cash flow from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Year Ended December 31, 2013 compared to 2012

The following table summarizes our net cash flows by category from continuing operations for the periods presented (in thousands):

	For the Years Ended December 31,
	2013	2012	Change	% Change
Net cash flows from operating activities	$318,769	$268,190	$50,579	18.9%
Net cash flows used in investing activities	$(121,882)	$(181,250)	$59,368	-32.8%
Net cash flows used in financing activities	$(196,828)	$(32,503)	$(164,325)	505.6%

Net cash flows from operating activities in 2013 increased $50.6 million, or 18.9%, to $318.8 million compared to net cash flows from operating activities of $268.2 million in 2012. The increase in net cash flows from operating activities is primarily due to the $17.9 million increase in net income and improvements in our working capital, $43.9 million, primarily the timing of interest payments, $31.9 million. These improvements in working capital were partially offset by the timing of payments to vendors and collection of accounts receivable.

DSO, a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 61 days at December 31, 2013. Throughout 2013, DSO ranged from 60 to 63 days. At December 31, 2012, DSO was 60 days.

Net cash flows used in investing activities in 2013 decreased $59.4 million, or 32.8%, to $121.9 million compared to net cash flows used in investing activities of $181.3 million in 2012. In 2013, business acquisition investing was $77.3 million less than in 2012, as no acquisitions were completed 2013. During the year ended December 31, 2013, cash used for capital expenditures was $114.3 million compared to $105.3 million during 2012.

Net cash flows used in financing activities in 2013 increased $164.3 million to $196.8 million compared to net cash flows used in financing activities of $32.5 million for 2012. During 2013, net proceeds from our IPO net of related offering costs were $398.1 million. During 2013, we redeemed $450.0 million 11% senior subordinated notes. The redemption price was 103.667% of the principal amount of the senior subordinated notes. Cash dividends paid in 2013 were $56.7 million. During 2013, deferred financing and other debt related costs of $30.8 million were paid in connection with the Third Amendment on February 20, 2013. Principal repayments on long-term obligations made during 2013 were $42.3 million compared to $20.3 million during 2012.

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

Senior Secured Term Loan Facility

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into the Fourth Amendment. The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans. As of December 31, 2014, the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.00% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors as of December 31, 2014 were 0.75% for the LIBOR component of LIBOR rate Term Loans and 1.75% for the base rate component of base rate Term Loans.

In connection with the Fourth Amendment, the Company incurred refinancing fees and expenses of approximately $5.8 million, which will be amortized into interest expense over the remaining life of the Senior Secured Credit Facilities.

On July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay a portion of the 2018 Maturity Term Loans. The total aggregate principal amount repaid on the 2018 Maturity Term Loans was $250.0 million. Our Senior Secured Credit Facilities bear interest at variable rates. At December 31, 2014, our Senior Secured Credit Facilities required annual principal payments for Term Loans of approximately $3.1 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,813.3 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the Term Loans under the Senior Secured Credit Facilities for 2014 and 2013 were 4.05% and 4.88%, respectively.

On July 1, 2014, we further modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new TLA facility to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remain outstanding on such date. The proceeds of the TLA were used to redeem in full the 2019 Senior Notes, accrued and unpaid interest on the 2019 Senior Notes and debt redemption premiums on the redemption of the 2019 Senior Notes. Annual amortization (payable in quarterly installments) in respect of the TLA will be payable at: a 2.5% annual rate in the two quarters ending June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); a 5.0% annual rate in the year ending June 30, 2016; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

The TLA notes bear interest at variable rates. The interest rate margin applicable to the TLA will be based on the Company’s total leverage ratio and range from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at December 31, 2014) and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at December 31, 2014).

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

The Fifth Amendment provided for a new senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) to be made available under our Amended Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to, the $201.0 million senior secured revolving credit facility referred to above (except with respect to pricing and maturity) in an aggregate principal amount of $300.0 million that mature on July 1, 2019 provided that, the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the Senior Secured Revolving Credit Facility are to be used solely (i) to prepay in full revolving credit loans outstanding under the previous senior secured credit facilities, and pay accrued but unpaid interest thereon, and to terminate all commitments under, in each case, the previous senior secured revolving credit facility in effect immediately prior to giving effect to the Fifth Amendment, (ii) for working capital and general corporate purposes (including dividends and distributions and acquisitions) and (iii) to pay fees and expenses incurred in connection with the establishment and incurrence of the TLA, the Senior Secured Revolving Credit Facility and any related transactions.

The interest rate margin applicable to the Senior Secured Revolving Credit Facility is based on our total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at December 31, 2014), and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at December 31, 2014). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility. The commitment fee in respect of unused commitments under the Senior Secured Revolving Credit Facility is subject to adjustment based upon our total leverage ratio.

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

Subsequent to December 31, 2014, after giving effect to the Fifth Amendment, which provided for a reset to the availability under the uncommitted incremental facilities, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans thereunder following July 1, 2014 (other than such payments made with the proceeds of the 2022 Notes or the proceeds of the TLA). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

The senior secured revolving credit facility was undrawn at December 31, 2014 and was undrawn during the year ended December 31, 2013. The average daily outstanding balance of the senior secured revolving credit facility during 2014 was $7.3 million. The highest balance outstanding on the senior secured revolving credit facility during 2014 was $80.0 million.

2018 Senior Notes

On October 5, 2010, we issued $500.0 million aggregate principal amount of 2018 Senior Notes.

In connection with the issuance of the 2022 Senior Notes on June 17, 2014, we commenced a tender offer to purchase any and all of our outstanding $500 million in aggregate principal amount of the 2018 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2018 Senior Notes tendered was $1,063.09, including an early tender premium of $20.00 per $1,000 principal amount of the 2018 Senior Notes for those holders who properly tendered their 2018 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, approximately $270.8 million aggregate principal amount of the 2018 Senior Notes was purchased. Total additional consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $298.7 million.

The redemption date for the call of the 2018 Senior Notes was July 17, 2014, and the redemption price was 105.953% of the principal amount of the 2018 Senior Notes. In addition, the Company paid accrued and unpaid interest on the redeemed 2018 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2018 Senior Notes remained outstanding.

2019 Senior Notes

On November 24, 2010, we issued $650.0 million aggregate principal amount of 2019 Senior Notes.

In connection with the issuance of the 2022 Notes on June 17, 2014, we commenced a tender offer to purchase up to $200.0 million in aggregate principal amount of the 2019 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2019 Senior Notes tendered was $1,066.29, including an early tender premium of $20.00 per $1,000 principal amount of the 2019 Senior Notes for those holders who properly tendered their 2019 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, $200.0 million aggregate principal amount of the 2019 Senior Notes was purchased. Total additional consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $215.3 million.

On October 16, 2014, we delivered a redemption notice for the 2019 Senior Notes. The redemption date for the call of the 2019 Senior Notes was November 14, 2014 and the redemption price was 103.938% of the principal amount of the 2019 Senior Notes. In addition, the Company paid accrued and unpaid interest on the redeemed 2019 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2019 Senior Notes remained outstanding.

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

Amended and Extended Asset Securitization

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and the term of the facility was extended to August 27, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. We have further amended the amended and extended facility as of April 9, 2014 to include additional guarantors, as of June 2, 2014 to modify the eligibility criteria for certain receivables and as of January 22, 2015 to modify one of the facility’s reporting metrics. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our consolidated financial statements included elsewhere in this report. At December 31, 2014, $185.0 million was outstanding under the amended and extended asset securitization facility. At December 31, 2013, the amended and extended asset securitization facility was undrawn. The highest balance outstanding during 2014 and 2013 on this facility was $185.0 million and $50.0 million, respectively.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to

Consolidated EBITDA (as defined in our Amended Credit Agreement) may not exceed 6.25 to 1.0 at December 31, 2014, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2014. The Amended Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business.

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

2022 Senior Notes—The indenture governing the 2022 Senior Notes contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at December 31, 2014.

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

Our failure to comply with these debt covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our Amended Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Senior Secured Credit Facilities and the indenture that governs the notes. The Amended Credit Agreement and the indenture that governs the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

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

Adjusted EBITDA—The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity and performance, we use “Adjusted EBITDA” and “Covenant Adjusted EBITDA”. We define Adjusted EBITDA as earnings before interest expense, share-based compensation, taxes, depreciation and amortization and transaction costs. We define Covenant Adjusted EBITDA as Adjusted EBITDA plus post-acquisition synergies, site closures and other impairments, other non-cash reserves, certain litigation settlement costs, noncontrolling interest, and excluding unrestricted subsidiaries. EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). Although we use Adjusted EBITDA and Covenant Adjusted EBITDA as measures of our liquidity, the use of Adjusted EBITDA and Covenant Adjusted EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business and for Covenant Adjusted EBITDA, includes adjustments for synergies that have not been realized. In addition, as disclosed below, certain adjustments included in our calculation of Covenant Adjusted EBITDA are based on management’s estimates and do not reflect actual results. For example, post-acquisition synergies included in Covenant Adjusted EBITDA are determined in accordance with our Senior Secured Credit Facilities and indenture governing our outstanding notes, which provide for an adjustment to EBITDA, subject to certain specified limitations, for reasonably identifiable and factually supportable cost savings projected by us in good faith to be realized as a result of actions taken following an acquisition. EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA and Covenant Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Covenant Adjusted EBITDA is presented here as we understand investors use them as measures of our historical ability to service debt and compliance with covenants in our senior credit facilities. Further, Adjusted EBITDA is presented here as we use it to measure our performance to conduct and evaluate our business during our regular review of operating results for the periods presented. We utilize this non-GAAP measure to make decisions about the use of resources, analyze performance and measure management’s performance with stated objectives. Set forth below is a reconciliation of EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA to cash flow from operations and net income.

Consistent with our historical debt covenant calculations, the Adjusted EBITDA and Covenant Adjusted EBITDA calculations below include the total operations of the Company (continuing operations and discontinued operations).

	For the year ended December 31,
(amounts in thousands)	2014	2013	2012	2011	2010
Total operating cash flows	$462,723	$384,087	$318,916	$348,187	$312,829
Income tax expense	70,510	83,559	82,068	77,034	60,476
Deferred income tax (expense) benefit	29,146	2,525	(1,318)	(23,716)	(20,837)
Interest expense and other financing charges	261,404	257,696	273,117	272,383	305,528
Impairments	—	—	(3,715)	—	(37,675)
Provision for share-based compensation	(15,728)	(10,555)	(25,849)	(23,341)	(4,233)
Amortization of debt acquisition costs	(31,636)	(24,849)	(17,321)	(13,449)	(35,263)
Other	312	(99)	432	(232)	(652)
Changes in operating assets and liabilities, net of business acquisitions	(82,490)	(27,623)	36,818	11,952	16,466

EBITDA	694,241	664,741	663,148	648,818	596,639

Provision for share-based compensation (a)	15,728	10,555	25,849	23,341	4,233
Sponsor management/termination fee and IPO bonus	—	27,975	4,123	4,085	4,189
M&A and acquisition related costs	5,383	1,172	1,652	8,723	846
Acquisition earnout reversal	—	—	(7,887)	—	—

Adjusted EBITDA	715,352	704,443	686,885	684,967	605,907

Acquisition synergies and transaction costs (b)	247	2,865	9,701	1,506	—
Site closures and other impairments (c)	3,530	1,547	12,245	2,233	44,040
Non-cash foreign currency loss (gain) (d)	(3,218)	3,970	1,581	(6,454)	1,199
Litigation settlement costs (e)	750	—	2,663	(895)	3,504

Covenant Adjusted EBITDA (f)	$716,661	$712,825	$713,075	$681,357	$654,650

Covenant Adjusted EBITDA Margin (g)	25.6%	26.5%	27.0%	27.3%	27.4%

Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (h)	$3,358,725	$3,295,306	$3,838,545	$3,422,583	$3,436,761
Ratio of total debt to Adjusted EBITDA (i)	4.6x	4.6x	5.3x	5.0x	5.3x
Cash interest expense (j)	$164,416	$212,713	$252,783	$258,064	$237,965
Ratio of Adjusted EBITDA to cash interest expense (k)	4.5x	3.4x	2.9x	2.7x	2.8x

(a)	Represents total share-based compensation expense determined at fair value.
(b)	Represents unrealized synergies for acquisitions, consisting primarily of headcount reductions and telephony-related savings. Amounts shown are permitted to be added to “EBITDA” for purposes of calculating our compliance with certain covenants under our credit facility and the indenture governing our outstanding notes.
(c)	Represents site closures, severance, goodwill and other asset impairments.
(d)	Represents the unrealized loss (gain) on foreign denominated debt and the loss (gain) on transactions with affiliates denominated in foreign currencies.
(e)	Litigation settlements, net of estimated insurance proceeds, and related legal costs.
(f)	Covenant Adjusted EBITDA does not include pro forma adjustments for acquired entities of $15.8 million in 2014, $5.5 million in 2012, $3.9 in 2011 and $(0.1) million in 2010 as permitted in our debt covenants.
(g)	Covenant Adjusted EBITDA margin represents Covenant Adjusted EBITDA as a percentage of revenue.
(h)	Total debt includes other indebtedness of capital lease obligations reduced by cash and cash equivalents.

(i)	Total debt includes other indebtedness of capital lease obligations reduced by cash and cash equivalents. For purposes of calculating our Ratio of Total Debt to Covenant Adjusted EBITDA, Covenant Adjusted EBITDA includes pro forma adjustments for acquired entities of $15.8 million in 2014, $5.5 million in 2012, $3.9 million in 2011 and $(0.1) million in 2010 as is permitted in our debt covenants.
(j)	Cash interest expense, as defined in our credit facility covenants, represents interest expense paid less amortization of capitalized financing costs and non-cash loss on hedge agreements expensed as interest under the senior secured term loan facility, senior secured revolving credit facility, senior notes and senior subordinated notes.
(k)	The ratio of Covenant Adjusted EBITDA to cash interest expense is calculated using twelve-month cash interest expense. Covenant Adjusted EBITDA includes pro forma adjustments for acquired entities of $15.8 million in 2014, $5.5 million in 2012, $3.9 million in 2011, $(0.1) million in 2010 as is permitted in the debt covenants.

	For the year ended December 31,
(amounts in thousands)	2014	2013	2012	2011	2010
Net Income	$158,405	$143,202	$125,541	$127,493	$60,304
Interest expense and other financing charges	261,404	257,696	273,117	272,383	305,528
Depreciation and amortization	203,922	180,284	182,422	171,908	170,331
Income tax expense	70,510	83,559	82,068	77,034	60,476

EBITDA	$694,241	$664,741	$663,148	$648,818	$596,639

A comparison of the 2014 historical Adjusted EBITDA reconciliation from cash flows from operations to Adjusted EBITDA and a reconciliation of cash flows from continuing operations to Adjusted EBITDA is set forth below.

	2014 Adjusted EBITDA
(amounts in thousands)	Historical Operations	Continuing Operations
Total operating cash flows	$462,723	$409,491
Income tax expense	70,510	72,679
Deferred income tax (expense) benefit	29,146	26,632
Interest expense and other financing charges	261,404	261,404
Provision for share-based compensation	(15,728)	(15,574)
Amortization of debt acquisition costs	(31,636)	(31,636)
Other	312	316
Changes in operating assets and liabilities, net of business acquisitions	(82,490)	(74,081)

EBITDA	694,241	649,231

Provision for share-based compensation	15,728	15,574
M&A and acquisition related costs	5,383	3,467

Adjusted EBITDA	$715,352	$668,272

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

The following table summarizes our contractual obligations of our continuing operations at December 31, 2014 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2016	$310,536	$3,121	$307,415	$—	$—
Senior Secured Term Loan Facility, due 2018	1,813,250	—	—	1,813,250	—
Amended and Extended Asset Securitization, due 2018	185,000	—	—	185,000	—
TLA Facility, due 2019	350,000	13,125	52,500	284,375	—
5 3/8% Senior Notes, due 2022	1,000,000	—	—	—	1,000,000
Interest payments on fixed rate debt	405,113	53,750	107,500	107,500	136,363
Estimated interest payments on variable rate debt (1)	294,692	83,266	158,222	53,204	—
Operating leases	115,841	23,124	32,937	18,543	41,237
Contractual minimums under telephony agreements (2)	138,100	83,600	54,500	—	—
Purchase obligations (3)	56,906	39,175	15,650	2,081	—

Total contractual cash obligations	$4,669,438	$299,161	$728,724	$2,463,953	$1,177,600

(1)	Interest rate assumptions based on January 12, 2015 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2015. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At December 31, 2014, we had accrued $34.8 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $135.4 million for the year ended December 31, 2014, and were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $114.1 million for the year ended December 31, 2013. Capital expenditures for the year ended December 31, 2014 consisted primarily of equipment and upgrades at existing facilities, the consolidation of data centers and related expansion of our network infrastructure. We currently estimate our capital expenditures for 2015 to be approximately $150.0 million to $170.0 million primarily for capacity expansion and upgrades at existing facilities.

Off—Balance Sheet Arrangements

Performance obligations of certain of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2015 and are renewed as required. The outstanding commitment on these obligations at December 31, 2014 was $5.5 million.

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

Revenue Recognition. The Company’s revenue recognition policies follow the standards established by the Securities and Exchange Commission Topic 13: Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. Amounts billed in advance of providing service are deferred and recorded as deferred revenue or other long-term liabilities on the balance sheet until service has been provided.

Conferencing services are generally billed and revenue recognized on a per participant minute basis. Web collaboration services are generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. IP communications services are generally billed and revenue recognized on a user or network circuit basis. Interactive services are generally billed, and revenue recognized, on a per call, per message or per minute basis, or ratably over the contract term. We also charge clients for additional features, such as conference call recording, transcription services or professional services.

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

Revenue for telecom services is recognized in the period the service is provided. These telecom services are primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers.

Business-to-business services revenue is generated in the month that services are performed and services are generally billed based on hours of input, number of contacts, number of personnel assigned or a contingent basis. Revenue for overpayment identification and recovery services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized as revenue ratably over the service period. Fees received for future service periods are deferred until the service is performed.

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

Capitalization of Internal Costs. During the application development stage, we capitalize internal and external costs, primarily consisting of payroll and payroll related expenses, for software development for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other Internal-Use Software. Costs to develop or obtain software that allows for access to or conversion of old data by new systems are also capitalized. These costs are amortized over the estimated useful life of the software and reviewed periodically for impairment in accordance with ASC 360-10-35 Property, Plant and Equipment.

Goodwill and Intangible Assets. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2014, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using weighted average results of an income approach (discounted cash flow methodology) and market approach. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The market approach requires the formulation of valuation multiples derived from the financial data and share trading prices of publicly traded companies which we consider comparable to West Corporation and applicable reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying-value of that goodwill. We were not required to perform a second step analysis for the year ended December 31, 2014 as the fair value substantially exceeded the carrying value for each of our reporting units in step one. If events and circumstances change resulting in significant changes in operations which result in lower actual operating income compared to projected operating income, we will test our reporting unit for impairment prior to our annual impairment test.

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

Our finite-lived intangible assets are amortized over their estimated useful lives. Estimated useful lives are reviewed annually. Our finite-lived intangible assets are tested for recoverability whenever events or changes in circumstances such as reductions in demand or significant economic slowdowns are present on intangible assets used in operations that may indicate the carrying amount is not recoverable. Reviews are performed to determine whether the carrying value of an asset is recoverable, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that the carrying value is not recoverable, the impaired asset is written down to fair value.

Income Taxes. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in long-term tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. We must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits. Our repatriation policy is to look at our foreign earnings on a jurisdictional basis. We have historically determined that a portion of the undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability on such foreign source income. In 2012, we reorganized certain foreign subsidiaries to simplify our business structure, and evaluated our liquidity requirements in the United States and the capital requirements of our foreign subsidiaries. We have determined at December 31, 2014 that a portion of our foreign earnings are indefinitely reinvested, and therefore deferred income taxes have not been provided on such foreign subsidiary earnings.

Share-Based Compensation. We account for equity awards (option grants and stock awards) in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted is estimated on the date of grant using a Black-Scholes option pricing model which requires estimates of the risk-free interest rate, dividend yield, expected volatility and the expected life of the options. The fair value of restricted stock awards is the closing market price on the date of the award. The fair value of the market performance awards was based on the results of a Monte Carlo simulation model. The fair value of the equity awards is recorded in SG&A over the vesting life of the respective awards.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for annual periods beginning on or after December 15, 2014. The Company will adopt this new standard in fiscal 2015. The adoption is not expected to have a material impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. We are still assessing the impact of this standard on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effects of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of December 31, 2014, we had $2,123.8 million outstanding under our senior secured term loan facilities, $1.0 billion outstanding under our 2022 Senior Notes, $350.0 million outstanding under our TLA facility and $185.0 million outstanding under our revolving trade accounts receivable financing facility.

Due to the interest rate floors, our long-term obligations at variable interest rates would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors. A 50 basis point change in the variable interest rate at December 31, 2014, would have no impact on our variable interest rate. At December 31, 2014, the 30 and 90 day LIBOR rates were approximately 0.1695% and 0.2552%, respectively. As a result of the interest rate floors and prevailing LIBOR rates, material rate increases on our variable rate senior secured term loan facilities in the immediate and near term is unlikely. At December 31, 2014, a 50 basis point change in the variable interest rate would increase or decrease our annual interest expense on the TLA by $1.75 million.

Foreign Currency Risk

Our Unified Communications segment conducts business in countries outside of the United States. Revenue and expenses from these foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge the foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during 2014, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

During 2014 and 2013, the Communication Services segment had no material revenue outside the United States.

For the years ended December 31, 2014, 2013 and 2012, revenue from non-U.S. countries was approximately 23%, 24% and 24% of consolidated revenue, respectively. During these periods, revenue from the United Kingdom accounted for 13%, 12% and 11% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At December 31, 2014 and 2013, long-lived assets from non-U.S. countries were approximately 7% and 9% of consolidated long-lived assets, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At December 31, 2014, we had no cash flow hedges outstanding. In 2010, we entered into three three-year interest rate swap agreements (cash flow hedges) to convert variable long-term debt to fixed rate debt. These swaps were for an aggregate notional value of $500.0 million, with interest rates ranging from 1.685% to 1.6975% and expired in June 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is incorporated herein from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-41.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2014, and have concluded that these controls and procedures are effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as Amended (15 U.S.C. § 78a et seq) (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. No corrective actions were required or taken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. We acquired SchoolMessenger on April 21, 2014, Health Advocate, Inc. on June 13, 2014, 911 Enable on September 2, 2014 and SchoolReach on November 3, 2014. Collectively these acquisitions represented approximately 3% of our 2014 revenue, 0.2% of our income from continuing operations and 12% of our assets as of December 31, 2014. As these acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include these acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by an independent registered public accounting firm, as stated in their report which is set forth below and on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SchoolMessenger (acquired on April 21, 2014), Health Advocate Inc. (acquired on June 13, 2014), 911 Enable (acquired on September 2, 2014) and SchoolReach (acquired on November 3, 2014) and whose financial statements collectively constitute 3% of total revenues, 12% of total assets and 0.2% of income from continuing operations of the consolidated financial statements amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include internal control over financial reporting at SchoolMessenger, Health Advocate, 911 Enable or SchoolReach. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s plan to sell certain agent-based businesses.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 19, 2015

ITEM 9B.	OTHER INFORMATION

Employment Agreements

On February 18, 2015, we amended the employment agreements with each of Thomas B. Barker, Nancee R. Berger, Jan D. Madsen, Paul M. Mendlik, David C. Mussman, Todd B. Strubbe and David J. Treinen to replace the Exhibit A to each such agreement related to 2014 compensation with a new Exhibit A related to 2015 compensation. Each of Mr. Barker, Ms. Berger, Ms. Madsen, Mr. Mendlik, Mr. Mussman, Mr. Strubbe and Mr. Treinen is referred to herein as an “Executive.”

The Exhibit A to each of the applicable employment agreements establishes for each Executive base compensation and bonus compensation for 2015. Each Executive’s current base compensation and the method by which each Executive’s bonus compensation for 2015 is calculated are as follows:

Thomas Barker. Mr. Barker’s base compensation is $1,000,000. He is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2015. Mr. Barker’s 2015 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $1,247 for each million dollars of Adjusted EBITDA up to $668.3 million of Adjusted EBITDA. Tranche 2 will be earned at a rate of $36,390 for each million of Adjusted EBITDA in excess of $668.3 million of Adjusted EBITDA and less than $691.2 million. Tranche 3 will be earned at a rate of $70,621 for each million of Adjusted EBITDA in excess of $691.2 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $668.3 million	$1,247
Tranche 2	668.3 - $691.2 million	$36,390
Tranche 3	> $691.2 million	$70,621

At the discretion of the Company’s Compensation Committee, Mr. Barker may receive an additional bonus based on the Company’s and his individual performance.

Nancee Berger. Ms. Berger’s base compensation is $660,000. She is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2015. Ms. Berger’s 2015 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $873 for each million dollars of Adjusted EBITDA up to $668.3 million of Adjusted EBITDA. Tranche 2 will be earned at a rate of $25,473 for each million of Adjusted EBITDA in excess of $668.3 million of Adjusted EBITDA and less than $691.2 million. Tranche 3 will be earned at a rate of $49,435 for each million of Adjusted EBITDA in excess of $691.2 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $668.3 million	$873
Tranche 2	668.3 - $691.2 million	$25,473
Tranche 3	> $691.2 million	$49,435

At the discretion of the Company’s Compensation Committee, Ms. Berger may receive an additional bonus based on the Company’s and her individual performance.

Jan Madsen. Ms. Madsen’s base compensation is $400,000. She is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2015. Ms. Madsen’s 2015 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $200 for each million dollars of Adjusted EBITDA up to $668.3 million of Adjusted EBITDA. Tranche 2 will be earned at a rate of $5,822 for each million of Adjusted EBITDA in excess of $668.3 million of Adjusted EBITDA and less than $691.2 million. Tranche 3 will be earned at a rate of $11,299 for each million of Adjusted EBITDA in excess of $691.2 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $668.3 million	$200
Tranche 2	668.3 - $691.2 million	$5,822
Tranche 3	> $691.2 million	$11,299

At the discretion of the Company’s Compensation Committee, Ms. Madsen may receive an additional bonus based on the Company’s and her individual performance.

Paul Mendlik. Mr. Mendlik’s base compensation is $480,000. He is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2015. Mr. Mendlik’s 2015 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $281 for each million dollars of Adjusted EBITDA up to $668.3 million of Adjusted EBITDA. Tranche 2 will be earned at a rate of $8,188 for each million of Adjusted EBITDA in excess of $668.3 million of Adjusted EBITDA and less than $691.2 million. Tranche 3 will be earned at a rate of $15,890 for each million of Adjusted EBITDA in excess of $691.2 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $668.3 million	$281
Tranche 2	668.3 - $691.2 million	$8,188
Tranche 3	> $691.2 million	$15,890

At the discretion of the Company’s Compensation Committee, Mr. Mendlik may receive an additional bonus based on the Company’s and his individual performance.

David Mussman. Mr. Mussman’s base compensation is $350,000. He is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2015. Mr. Mussman’s 2015 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $187 for each million dollars of Adjusted EBITDA up to $668.3 million of Adjusted EBITDA. Tranche 2 will be earned at a rate of $5,459 for each million of Adjusted EBITDA in excess of $668.3 million of Adjusted EBITDA and less than $691.2 million. Tranche 3 will be earned at a rate of $10,593 for each million of Adjusted EBITDA in excess of $691.2 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $668.3 million	$187
Tranche 2	668.3 - $691.2 million	$5,459
Tranche 3	> $691.2 million	$10,593

At the discretion of the Company’s Compensation Committee, Mr. Mussman may receive an additional bonus based on the Company’s and his individual performance.

Todd Strubbe. Mr. Strubbe’s base compensation is $500,000. He is also eligible to receive a performance bonus based on the Unified Communications segment NOI PC&A, at the rates outlined below. Mr. Strubbe’s 2015 bonus shall be earned in two tranches. Tranche 1 will be earned at a rate of $789 for each million dollars of

Unified Communications segment NOI PC&A up to $443.619 million of Unified Communications segment NOI PC&A. Tranche 2 will be earned at a rate of $48,747 for each million dollars of Unified Communications segment NOI PC&A in excess of $443.619 million of Unified Communications segment NOI PC&A. There is no maximum amount that may be earned under Tranche 2. The bonus calculation is set forth in tabular format below.

	Unified Communications’ NOI PC&A	Bonus /Million of Unified Communication’s NOI PC&A
Tranche 1	$0 - $443.619 million	$789
Tranche 2	> $443.619 million	$48,747

Mr. Strubbe will also be eligible to receive a revenue bonus based on 2015 revenue growth in excess of target revenue of $1,671,800,000 for the Unified Communications Segment. The revenue bonus will be equal to the percentage of excess revenue growth achieved over target revenue growth of $47,700,000 multiplied by the amount of Mr. Strubbe’s Tranche 2 bonus earned.

In addition, if West Corporation achieves its 2015 publicly stated Adjusted EBITDA guidance, Mr. Strubbe will be eligible to receive an additional one-time bonus of $100,000. At the discretion of the Compensation Committee, Mr. Strubbe may receive an additional bonus based on the Company’s and his individual performance.

David Treinen. Mr. Treinen’s base compensation is $430,000. He is also eligible to receive a performance bonus based on Adjusted EBITDA for West in 2015. Mr. Treinen’s 2015 bonus shall be earned in three tranches. Tranche 1 will be earned at a rate of $281 for each million dollars of Adjusted EBITDA up to $668.3 million of Adjusted EBITDA. Tranche 2 will be earned at a rate of $8,188 for each million of Adjusted EBITDA in excess of $668.3 million of Adjusted EBITDA and less than $691.2 million. Tranche 3 will be earned at a rate of $15,890 for each million of Adjusted EBITDA in excess of $691.2 million of Adjusted EBITDA. There is no maximum amount that may be earned under Tranche 3. The bonus calculation is set forth in tabular format below.

	Adjusted EBITDA	Bonus /Million of Adjusted EBITDA
Tranche 1	$0 - $668.3 million	$281
Tranche 2	668.3 - $691.2 million	$8,188
Tranche 3	> $691.2 million	$15,890

At the discretion of the Company’s Compensation Committee, Mr. Treinen may receive an additional bonus based on the Company’s and his individual performance.

Unless otherwise indicated above, all compensation objectives are based upon West’s or the Unified Communications segments’ operations and may include results derived from mergers, acquisitions, joint ventures, if approved by the Compensation Committee.

In the event that at the end of the year, or upon the Executive’s termination if earlier, the aggregate amount of the bonus which has been advanced to an Executive exceeds the amount of bonus that otherwise would have been payable for 2015 (in the absence of advances) based on the performance during 2015 (or, in the case of termination, based on the performance during 2015 and the projection for performance for the balance of 2015 as of the termination date), then the amount of such excess may, in the discretion of the Compensation Committee, either (i) result in a “loss carry forward” which shall be applied to the quarterly or year-to-date calculation of bonus payable in subsequent periods, or (ii) be required to be paid back to West, upon request.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and corporate governance required by this Item will be contained under the headings “Nominees for Election to the Board of Directors,” Other Members of the Board of Directors,” “Corporate Governance, Committees of the Board of Directors” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers required by this Item will be contained under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance” from our proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders to be held on May 15, 2015.

Set forth below is information relating to our executive officers. There are no family relationships between any of our executive officers and there are no arrangements or understandings between any of our executive officers and any other person pursuant to which any of them was elected an officer, other than arrangements or understandings with our officers acting solely in their capacities as such. Our executive officers serve at the pleasure of our Board of Directors.

Our executive officers at December 31, 2014 were as follows:

Name	Age	Position
Thomas B. Barker	60	Chairman of the Board and Chief Executive Officer
Nancee R. Berger	54	President and Chief Operating Officer
Rod J. Kempkes	49	Chief Administrative Officer
Paul M. Mendlik	61	Chief Financial Officer and Treasurer
Jan D. Madsen	51	Successor Chief Financial Officer and Treasurer
David C. Mussman	54	Executive Vice President, Secretary and General Counsel
Steven M. Stangl	56	President—Communication Services
Todd B. Strubbe	51	President—Unified Communications
David J. Treinen	57	Executive Vice President—Corporate Development and Planning

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

Paul M. Mendlik joined West in 2002 as Chief Financial Officer & Treasurer. Prior to joining West, he was a partner in the accounting firm of Deloitte & Touche LLP from 1984 to 2002. On May 6, 2014 we announced that Mr. Mendlik plans to retire in April 2015. Mr. Mendlik has agreed to a two-year consulting agreement post retirement to help ensure a smooth transition.

Jan D. Madsen joined West in December 2014 as Successor Chief Financial Officer & Treasurer. Ms. Madsen will replace Paul Mendlik, who previously announced his plan to retire in 2015. Prior to joining West, Ms. Madsen served as Vice President for Finance for Creighton University from September 2010 to December 2014. Prior to joining Creighton University, Ms. Madsen served as a consultant and, prior thereto, as Chief Financial Officer for the Financial Services Division of First Data Corporation.

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

The information relating to executive and director compensation required by this Item will be contained under the headings “2014 Executive Compensation,” “Compensation Discussion And Analysis” and “Compensation Committee Report” from our proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders to be held on May 15, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to ownership of our common stock by certain persons required by this Item will be contained under the headings “Beneficial Ownership Of Our Common Stock” from our proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders to be held May 15, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors required by this Item will be contained under the headings “Related Person Transactions” from our proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders to be held May 15, 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services required by this Item will be contained under the section Ratification of Independent Registered Public Accounting Firm from our proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders to be held on May 15, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference into this report.

Exhibit Number	Description

3.01	Amended and Restated Certificate of Incorporation of the Company, dated March 25, 2013 (incorporated by reference to Exhibit 3.01 to Form 8-K filed March 27, 2013)

3.02	Second Amended and Restated By-Laws of the Company effective March 27, 2013 (incorporated by reference to Exhibit 3.2 to Form 8-K dated March 27, 2013)

4.01	Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due July 15, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014)

4.02	Supplemental Indenture, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014)

4.03	Supplemental Indenture, dated as of January 29, 2015, by and among West Corporation, West Claims Recovery Services, LLC, West Revenue Generation Services, LLC, and Cobalt Acquisition Company, LLC, a Delaware limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.02) (incorporated by reference to Exhibit 10.01 to Form 8-K filed October 6, 2010)

Exhibit Number	Description

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.03	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.04	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012)

10.05	Amendment No. 3 to Amended and Restated Credit Agreement; Amendment No. 1 to Guarantee Agreement, dated as of February 20, 2013, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 21, 2013)

10.06	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014)

10.07	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014)

10.08	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.09	Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description

10.10	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.11	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.12	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.13	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.14	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.15	Amended and Restated Stockholder Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.65 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.16	Amended and Restated Registration Rights and Coordination Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.63 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.17	Letter Agreement regarding confidentiality, dated as of June 24, 2013, among West Corporation and the THL Investors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on February 20, 2014)

10.18	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.19	Second Lease Amendment and Extension Agreement dated as of October 24, 2012, effective as of November 1, 2012, between 99-Maple Partnership and West Business Solutions, LLC (incorporated by reference to Exhibit 10.04 to Form 10-Q filed October 26, 2012)

10.20	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.66 to Amendment No 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.21	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.22	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.23	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

Exhibit Number	Description

10.24	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 29, 2012) (1)

10.25	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.26	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 29, 2012) (1)

10.27	Alternative Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 29, 2012) (1)

10.28	Form of Rollover Option Grant Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.29	West Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014) (1)

10.30	Form of Restricted Stock Award Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10- Q filed November 1, 2013) (1)

10.31	Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 1, 2013) (1)

10.32	Form of West Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.33	Form of West Corporation Restricted Stock Unit Award Agreement(incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.34	Form of West Corporation Performance-Based Restricted Stock Award Agreement(incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.35	West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 10- Q filed November 1, 2013) (1)

10.36	Amendment Number One to the West Corporation 2013 Employee Stock Purchase Plan, dated as of October 30, 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.37	West Corporation Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014) (1)

10.38	West Corporation Nonqualified Deferred Compensation Plan, as amended as restated effective March 27, 2013 (incorporated by reference to Exhibit 10.67 to Amendment No 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.39	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan dated as of April 24, 2013 (incorporated by reference to Form 10-Q dated April 29, 2013)

10.40	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 25, 2014 (incorporated by reference to Exhibit 10.46 to Form 10-K filed February 20, 2014) (1)

10.41	Amendment Number Three to the West Corporation nonqualified Deferred Compensation Plan dated as of July 30, 2014 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 5, 2014) (1)

Exhibit Number	Description

10.42	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2015 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.43	Form of Change in Control Severance Agreement (1)

10.44	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.45	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1)

10.46	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.47	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1)

10.48	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.49	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1)

10.50	Separation Agreement, dated May 6, 2014, between West Corporation and Paul M. Mendlik (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 7, 2014) (1)

10.51	Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 12, 2010) (1)

10.52	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1)

10.53	Employment Agreement between West Corporation and David J. Treinen dated December 31, 2008 (incorporated by reference to Exhibit 10.50 to Form 10-K filed February 12, 2010) (1)

10.54	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and David J. Treinen, dated December 31, 2008 (1)

10.55	Employment Agreement between West Corporation and Jan Madsen dated December 24, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2015) (1)

10.56	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Jan Madsen, dated December 24, 2014 (1)

10.57	Employment Agreement between West Corporation and David C. Mussman, dated December 31, 2008 (1)

10.58	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and David C. Mussman (1)

21.01	Subsidiaries

23.01	Consent of independent registered public accounting firm

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2014, filed on February 19, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer and Chairman
Of the Board
(Principal Executive Officer)

February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date

/s/ Lee Adrean Lee Adrean Director	February 19, 2015

/s/ Anthony J. DiNovi Anthony J. DiNovi Director	February 19, 2015

/s/ Michael A. Huber Michael A. Huber Director	February 19, 2015

/s/ Paul R. Garcia Paul R. Garcia Director	February 19, 2015

/s/ Laura A. Grattan Laura A. Grattan Director	February 19, 2015

/s/ Soren L. Oberg Soren L. Oberg Director	February 19, 2015

/s/ Gregory T. Sloma Gregory T. Sloma Director	February 19, 2015

/s/ Thomas B. Barker Thomas B. Barker Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2015

Signatures	Date

/s/ Paul M. Mendlik Paul M. Mendlik Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2015

/s/ R. Patrick Shields R. Patrick Shields Senior Vice President—Chief Accounting Officer	February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2014 the Company’s Board of Directors approved a plan to sell certain agent based businesses of the Company. The assets and liabilities are classified as held for sale and the operating results of these businesses are included in discontinued operations in the accompanying consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Omaha, Nebraska

February 19, 2015

WEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2014	2013	2012
REVENUE	$2,218,594	$2,120,972	$2,042,526
COST OF SERVICES	943,331	894,628	845,750
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	813,856	775,050	753,674

OPERATING INCOME	461,407	451,294	443,102

OTHER INCOME (EXPENSE):
Interest income	268	282	408
Interest expense	(188,102)	(232,935)	(263,984)
Debt call premium and accelerated amortization of deferred financing costs	(73,309)	(23,105)	(2,715)
Other, net	7,026	2,206	1,860

Other expense	(254,117)	(253,552)	(264,431)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	207,290	197,742	178,671

INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	72,679	74,651	73,459

INCOME FROM CONTINUING OPERATIONS	134,611	123,091	105,212

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	23,794	20,111	20,329

NET INCOME	$158,405	$143,202	$125,541

EARNINGS PER COMMON SHARE—BASIC:
Continuing Operations	$1.60	$1.56	$1.71
Discontinued Operations	0.29	0.26	0.33

Total Earnings Per Common Share—Basic	$1.89	$1.82	$2.04

EARNINGS PER COMMON SHARE—DILUTED
Continuing Operations	$1.57	$1.53	$1.66
Discontinued Operations	0.28	0.25	0.32

Total Earnings Per Common Share—Diluted	$1.85	$1.78	$1.98

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	84,007	78,875	61,528
Diluted Common	85,507	80,318	63,523

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2014	2013	2012
Net income	$158,405	$143,202	$125,541

Foreign currency translation adjustments, net of tax of $13,662, $(5,605) and $(3,650)	(25,306)	9,145	5,955

Reclassification of a cash flow hedge into earnings, net of tax of $0, $1,349 and $2,626	—	(2,201)	(4,284)

Unrealized gain on cash flow hedges, net of tax of $0, $(2,444) and $(4,434)	—	3,987	7,234

Other comprehensive income (loss), net of tax	(25,306)	10,931	8,905

Comprehensive income	$133,099	$154,133	$134,446

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,061	$230,041
Trust and restricted cash	18,573	19,400
Accounts receivable, net of allowance of $7,544 and $8,415	355,625	357,588
Prepaid assets	45,242	31,235
Deferred expenses	65,317	53,633
Other current assets	30,575	36,829
Assets held for sale	304,605	300,049

Total current assets	934,998	1,028,775
PROPERTY AND EQUIPMENT:
Property and equipment	1,045,769	981,413
Accumulated depreciation and amortization	(695,739)	(649,509)

Total property and equipment, net	350,030	331,904
GOODWILL	1,884,920	1,671,205
INTANGIBLE ASSETS, net of accumulated amortization of $527,153 and $477,660	388,166	223,695
OTHER ASSETS	259,961	241,065

TOTAL ASSETS	$3,818,075	$3,496,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$91,353	$75,301
Deferred revenue	144,413	111,508
Accrued expenses	228,424	222,673
Current maturities of long-term debt	16,246	11,877
Liabilities held for sale	84,788	75,628

Total current liabilities	565,224	496,987

LONG-TERM OBLIGATIONS, less current maturities	3,642,540	3,513,470
DEFERRED INCOME TAXES	96,632	84,781
OTHER LONG-TERM LIABILITIES	173,320	141,578

Total liabilities	4,477,716	4,236,816
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 84,272 and 83,745 shares issued and 84,180 and 83,653 shares outstanding	84	84
Additional paid-in capital	2,155,864	2,132,441
Retained deficit	(2,772,775)	(2,855,189)
Accumulated other comprehensive loss	(37,506)	(12,200)
Treasury stock at cost (92 shares)	(5,308)	(5,308)

Total stockholders’ deficit	(659,641)	(740,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,818,075	$3,496,644

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$134,611	$123,091	$105,212
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation	107,303	97,108	89,021
Amortization	73,234	63,561	71,366
Asset impairment	—	—	1,012
Provision for share based compensation	15,574	10,383	25,462
Deferred income tax benefit	(26,632)	(6,827)	(3,424)
Debt amortization	31,636	24,849	17,321
(Gain) loss on disposal of equipment	(316)	13	(456)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	13,169	(22,308)	(17,264)
Other assets	(52,479)	(22,891)	(52,364)
Accounts payable	6,771	(36,361)	27,832
Accrued wages	1,859	6,888	(8,799)
Interest payable	57,439	25,992	(5,945)
Accrued expenses and other liabilities	47,322	55,271	19,216

Net cash flows from continuing operating activities	409,491	318,769	268,190
Net cash flows from discontinued operating activities	53,232	65,318	50,726

Total net cash flows from operating activities	462,723	384,087	318,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0, $0 and $1,350	(398,060)	—	(77,264)
Purchase of property and equipment	(130,318)	(114,260)	(105,333)
Other	4,002	(7,622)	1,347

Net cash flows from continuing investing activities	(524,376)	(121,882)	(181,250)
Net cash flows from discontinued investing activities	(20,530)	(13,626)	(20,372)

Total net cash flows from investing activities.	(544,906)	(135,508)	(201,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	1,000,000	—	—
Proceeds from term loan facility	350,000	—	970,000
Payments on notes and term loan facilities	(1,150,000)	(450,000)	(447,807)
Proceeds from initial public offering, net of offering costs	—	398,066	—
Proceeds from issuance of long-term revolving credit obligations	382,765	85,000	305,800
Payments of long-term revolving credit obligations	(197,765)	(85,000)	(305,800)
Dividends paid	(75,702)	(56,674)	(510,634)
Debt issuance costs	(27,330)	(30,760)	(27,566)
Principal repayments of long-term obligations	(251,560)	(42,309)	(20,274)
Debt redemption premiums paid on senior and subordinated notes	(61,708)	(16,502)	—
Repurchase of common stock	—	—	(1,488)
Proceeds from stock options exercised and ESPP shares issued including excess tax benefits	6,273	1,360	5,309
Other	—	(9)	(43)

Net cash flows from continuing financing activities	(25,027)	(196,828)	(32,503)
Net cash flows from discontinued financing activities	—	—	(627)

Total net cash flows from financing activities	(25,027)	(196,828)	(33,130)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(7,770)	(821)	1,111
NET CHANGE IN CASH AND CASH EQUIVALENTS	(114,980)	50,930	85,275
CASH AND CASH EQUIVALENTS, Beginning of period	230,041	179,111	93,836

CASH AND CASH EQUIVALENTS, End of period	$115,061	$230,041	$179,111

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
BALANCE, January 1, 2012	$61	$1,695,830	$(2,556,448)	$(3,820)	$(32,036)	$(896,413)
Net income			125,541			125,541
Dividends declared (cash dividend/$8.00 per share)			(511,041)			(511,041)
Other comprehensive income, net of tax of ($5,458) (Note 15)					8,905	8,905
Executive Deferred Compensation Plan activity, net (128,527 shares distributed)		4,213				4,213
Stock options exercised including related tax benefits (738,507 shares)	1	6,436				6,437
Purchase of stock at cost (44,392 shares)				(1,488)		(1,488)
Share based compensation		14,160				14,160

BALANCE, December 31, 2012	62	1,720,639	(2,941,948)	(5,308)	(23,131)	(1,249,686)
Net income			143,202			143,202
Dividends declared (cash dividend/$0.675 per share)			(56,443)			(56,443)
Other comprehensive income, net of tax of ($6,700) (Note 15)					10,931	10,931
Executive Deferred Compensation Plan activity, net (63,773 shares distributed)		3,301				3,301
Issuance of common stock in connection with our initial public offering (21,275,000 shares)	21	401,012				401,033
Initial public offering costs		(2,967)				(2,967)
Stock options exercised including related tax benefits (218,872 shares)	1	2,158				2,159
Share based compensation		8,298				8,298

BALANCE, December 31, 2013	84	2,132,441	(2,855,189)	(5,308)	(12,200)	(740,172)
Net income			158,405			158,405
Dividends declared (cash dividend/$0.90 per share)			(75,991)			(75,991)
Other comprehensive loss, net of tax of $13,662 (Note 15)					(25,306)	(25,306)
Executive Deferred Compensation Plan activity, net (62,489 shares distributed)		3,474				3,474
Stock options exercised including related tax benefits (112,216 shares)		766				766
Shares issued from the Employee Stock Purchase Plan (271,255 shares)		6,037				6,037
Share based compensation		13,146				13,146

BALANCE, December 31, 2014	$84	$2,155,864	$(2,772,775)	$(5,308)	$(37,506)	$(659,641)

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.	ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description: West Corporation (the “Company” or “West”) is a global provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. These solutions include unified communications services, safety services, interactive services such as automated notifications, telecom services and specialized agent services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, education, technology and healthcare. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

We operate in two reportable segments:

•	Unified Communications, including conferencing and collaboration, IP communications and interactive services; and

•	Communication Services, including safety services, telecom services and specialized agent services.

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

Discontinued Operations: On December 30, 2014, our Board of Directors approved a plan to sell several of our agent-based businesses. Businesses to be sold include our consumer facing customer sales and lifecycle management, account services and receivables management. On January 7, 2015, we entered into a definitive agreement to sell these agent-based businesses. The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and other customary closing conditions.

As a result of the pending sale, the related operating results have been reflected as discontinued operations for all periods presented and the related assets and liabilities are classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell. Unless otherwise stated, financial results discussed herein refer to continuing operations. The business units to be sold were previously a component of an operating segment included in the Communication Services reportable segment.

Unified Communications

— Unified Communication Services. We provide our clients with an integrated suite of unified communication services. We combine reliable, world-class technologies with deep experience and flexibility to provide solutions that are easy to use and scalable for every client’s specific need. Our products and services can transform every aspect of business by enabling personalized engagement, meetings anywhere, enhanced productivity and immersive communication experiences.

— Interactive Services. We help our clients automate, navigate and solve their communication challenges across the customer lifecycle. We design, integrate, deliver and manage applications, services, platforms and

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

networks that aim to improve the customer experience and drive efficiencies for our clients. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create an automated customer experience across channels. Our technology also directly interfaces with our client’s customer relationship management (“CRM”) systems.

Communication Services

— Safety Services. We believe we are one of the largest providers of safety services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens.

— Telecom Services. We are a leading provider of local and national tandem switching services to service providers throughout the United States. Our services support the convergence of traditional telecom, wireless services, VoIP technologies and over-the-top service providers. We leverage our sophisticated call routing and control platform to provide tandem interconnection services to the competitive marketplace.

— Specialized Agent Services. We provide our clients with specialized services using groups of highly trained employees. These services include business-to-business services, cost containment services and healthcare advocacy services.

Basis of Consolidation: The consolidated financial statements include our accounts and the accounts of our wholly owned and majority owned subsidiaries. All significant continuing intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

Revenue Recognition: The Company’s revenue recognition policies follow the standards established by the Securities and Exchange Commission Topic 13: Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. Amounts billed in advance of providing service are deferred and recorded as deferred revenue or other long-term liabilities on the balance sheet until service has been provided.

Within Unified Communication services, conferencing services are generally billed and revenue recognized on a per participant minute basis. Web collaboration services are generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. IP communications services are generally billed and revenue recognized on a user or network circuit basis.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Business-to-business services revenue is generated in the month that services are performed, and services are generally billed based on hours of input, number of contacts, number of personnel assigned or a contingent basis. Revenue for cost containment services is recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized ratably over the service period. Fees received for future service periods are deferred until the service is performed.

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

Accounts Receivable: Accounts receivable from customers is presented net of an allowance for doubtful accounts of approximately $7.5 million and $8.4 million at December 31, 2014 and 2013, respectively.

Deferred Expenses: Deferred expenses are for prepayments to support future revenue streams and include web conferencing services, prepaid service contracts and prepaid video hosting services. These prepayments will be recognized as expense as the associated revenue is recognized.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Goodwill and Intangible Assets: Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2014, our reporting units were one level below our operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the weighted average results of an income approach (discounted cash flow methodology) and market approach. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The market approach requires the formulation of valuation multiples derived from the financial data and share trading prices of publicly traded companies which we consider comparable to West Corporation and applicable reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying-value of that goodwill. We were not required to perform a second step analysis for the year ended December 31, 2014 as the fair value substantially exceeded the carrying value for each of our reporting units in step one. If events and circumstances change resulting in significant changes in operations which result in lower actual operating income compared to projected operating income, we will test our reporting unit for impairment prior to our annual impairment test.

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

Our finite-lived intangible assets are amortized over their estimated useful lives. Estimated useful lives are reviewed annually. Our finite-lived intangible assets are tested for recoverability whenever events or changes in circumstances such as reductions in demand or significant economic slowdowns are present on intangible assets used in operations that may indicate the carrying amount is not recoverable. Reviews are performed to determine

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

whether the carrying value of an asset is recoverable, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that the carrying value is not recoverable, the impaired asset is written down to fair value.

Other Assets: Other assets primarily include the unamortized balance of debt acquisition costs, assets held in non-qualified deferred compensation plans, and the unamortized balance of internally developed capitalized software and licensing agreements. The assets held in the non-qualified deferred compensation plans represent mutual funds invested in debt and equity securities and are classified as trading securities as employees have the ability to change the investment allocation of their deferred compensation at any time. These investments are reported at fair value with unrealized gains of $2.3 million, $6.2 million and $3.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, recognized currently within other income. The underlying obligation, recorded in other liabilities, is likewise reported at the investments’ fair value with adjustments recognized currently within compensation expense. Both the investments and the obligations are classified as non-current.

Deferred Revenue: Deferred revenue includes receipts from customers primarily for web conferencing service licenses, video hosting services and installation fees. These receipts will be recognized as revenue over the life of the respective customer contracts. At December 31, 2014 and 2013 deferred revenue also included customer deposits of $1.3 million and $1.7 million, respectively.

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

Share-Based Compensation: In accordance with Accounting Standards Codification 718 Compensation-Stock Compensation, we are required to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Dividend: On August 15, 2012, our Board of Directors declared a special cash dividend of $8.00 per share to be paid to stockholders of record as of August 15, 2012. In addition, dividend equivalents were credited to notional shares in deferred compensation accounts.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

We funded the dividends paid in 2014 and 2013 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. Beginning in May 2013, we paid a $0.225 per common share quarterly dividend. The total dividend paid in 2014 and 2013 was approximately $75.7 million and $56.7 million, respectively.

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

Recent Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for annual periods beginning on or after December 15, 2014. The Company will adopt this guidance for fiscal year 2015 and the adoption is not expected to have a material impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. We are still assessing the impact of this standard on the Company’s consolidated financial statements.

2.	DISCONTINUED OPERATIONS

On December 30, 2014, our Board of Directors approved a plan to sell several of our agent-based businesses. Businesses to be sold include our consumer facing customer sales and lifecycle management, account services and receivables management businesses. On January 7, 2015, we entered into a definitive agreement to sell these agent-based businesses to Alorica Inc. for approximately $275 million in cash. The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and other customary closing conditions. Final settlement of working capital adjustments is expected in the second quarter of 2015. The gain on the sale is expected to be approximately $55.0 million to $60.0 million on a pretax basis and $30.0 million to $35.0 million on an after tax basis.

Corporate overhead expenses and other shared services expenses that had previously been allocated to these business units are now included in continuing operations. These expenses for the years ended December 31, 2014, 2013 and 2012 were $18.7 million, $17.8 million and $16.0 million, respectively, and are reflected in selling, general and administrative expenses (“SG&A”).

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following table summarizes the results of discontinued operations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Revenue	$585,866	$573,959	$604,735
Operating income	22,685	28,920	35,073
Income before income tax expense	21,625	29,019	28,938
Income tax expense (benefit)	(2,169)	8,908	8,609

Income from discontinued operations	$23,794	$20,111	$20,329

The following is a summary of the assets and liabilities of discontinued operations which were held for sale as of December 31, 2014 and December 31, 2013:

	2014	2013
Assets:
Cash and cash equivalents	$—	$—
Trust and restricted cash	2,411	2,279
Accounts receivable net of allowance of $521 and $1,394	92,699	94,033
Deferred income taxes	8,974	974
Other assets	5,499	5,938
Property and equipment, net	38,146	32,861
Goodwill	152,716	152,716
Intangible and other assets	4,160	11,248

Total assets held for sale	$304,605	$300,049

Liabilities:
Accounts payable	$19,660	$17,175
Accrued expenses	29,249	29,488
Deferred income taxes	33,181	27,695
Other liabilities	2,698	1,270

Total liabilities held for sale	$84,788	$75,628

Net assets held for sale	$219,817	$224,421

We have agreed to indemnify the buyer, up to the full purchase price, with respect to the equity interests of the companies we have agreed to sell, title to the equity and assets being sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representation and warranties in the purchase agreement for up to $13.75 million in losses.

3.	ACQUISITIONS

SchoolReach

On November 3, 2014, we completed the acquisition of the assets of GroupCast, L.L.C., a provider of alert and notification services for corporations, government entities and K-12 school districts that operates under two brands, GroupCast and SchoolReach (“SchoolReach”). SchoolReach is a provider of notification systems for thousands of smaller public school districts and private schools throughout the United States. The purchase price was approximately $13.5 million, less a working capital adjustment of $0.9 million, and was funded with cash on hand.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

In the preliminary purchase price allocation, goodwill of $7.0 million, deductible for tax purposes, and finite-lived intangible assets of $7.4 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SchoolReach was the expansion of our interactive services further into the education vertical market and anticipated synergies. SchoolReach has been combined with the Company’s SchoolMessenger business in the Unified Communications reportable segment, within interactive services.

911 Enable

On September 2, 2014, we acquired the 911 Enable business of Connexon Group, Inc. (“911 Enable”), a provider of emergency communications solutions for IP-based enterprise customers across the United States and Canada. The purchase price was approximately $42.2 million and was funded with cash on hand.

In the preliminary purchase price allocation, goodwill of $20.2 million, deductible for tax purposes, and finite-lived intangible assets of $21.7 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of 911 Enable was the expansion of our enterprise VoIP 911 and safety communications enabling improved emergency response services to business, government, education and non-profit organizations and anticipated synergies. The acquisition was integrated into our Communication Services reportable segment, within safety services.

Health Advocate

On June 13, 2014, we acquired Health Advocate, Inc. (“Health Advocate”), a leading provider of healthcare advocacy services. The purchase price was approximately $265.9 million and was funded with cash on hand and use of our revolving trade accounts receivable financing facility.

Health Advocate estimates it serves approximately 10 million subscribers through more than 10,000 client relationships, including many of the nation’s largest employers, by helping members personally navigate healthcare and insurance-related issues, saving them time and money. Health Advocate leverages the power of pricing transparency and personalized health communications to help members make better informed decisions and get more value out of the healthcare system. Additional services include wellness coaching, employee assistant programs (EAPs), a nurse line, biometrics screenings and chronic care solutions. Health Advocate’s technology platform combined with clinical and health plan and claims billing experts can support consumers with a wide range of healthcare or health insurance issues.

In the preliminary purchase price allocation, goodwill of $157.4 million, not deductible for tax purposes, and finite-lived intangible assets of $152.0 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Health Advocate were the opportunity to expand our services in the healthcare industry and anticipated synergies. Further, Health Advocate’s strong competitive position in the health advocacy market and Health Advocate’s suite of consumer focused services and health solutions, provides cross-selling opportunities with our existing healthcare client base. The acquisition was integrated into our Communication Services reportable segment.

SchoolMessenger

On April 21, 2014, we acquired Reliance Holdings, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $77.4 million and was funded with cash on hand.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

In the preliminary purchase price allocation, goodwill of $50.4 million, not deductible for tax purposes, and finite-lived intangible assets of $40.1 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SchoolMessenger was to expand our interactive services into the adjacent education vertical market and anticipated synergies. The acquisition was integrated into our Unified Communications reportable segment, within interactive services.

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

The following table summarizes, in thousands, the preliminary estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for SchoolReach, 911 Enable, Health Advocate and SchoolMessenger. HyperCube’s acquisition accounting was finalized in 2013.

	SchoolReach	911 Enable	Health Advocate	SchoolMessenger	HyperCube
Working Capital	$(2,056)	$494	$1,357	$(9,751)	$1,212
Property and equipment	342	59	6,055	1,574	10,114
Other assets, net	—	—	72	—	391
Intangible assets	7,350	21,685	151,990	40,145	19,110
Goodwill	6,966	20,198	157,414	50,386	49,723

Total assets acquired	12,602	42,436	316,888	82,354	80,550

Non-current deferred taxes	—	—	43,034	4,231	2,594
Long-term liabilities	—	258	7,964	751	50

Total liabilities assumed	—	258	50,998	4,982	2,644

Net assets acquired	$12,602	$42,178	$265,890	$77,372	$77,906

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the years ended December 31, 2014, 2013 and 2012 of $3.5 million, $1.2 million and $1.7 million, respectively, are included in selling, general and administrative expenses.

The HyperCube acquisition was included in the consolidated results of operations from its date of acquisition, March 23, 2012 and included revenue, net of intercompany eliminations, of $106.3 million, $92.9 million and $65.0 million in 2014, 2013 and 2012, respectively. Amortization of intangible assets acquired with the HyperCube acquisition in 2014, 2013 and 2012 were $1.7 million, $4.0 million and $7.9 million, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

Pro forma

Assuming the acquisitions in 2014 of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the years ended December 31, 2014 and 2013, respectively, would have been as follows, in thousands:

	2014	2013
Revenue	$2,272,525	$2,242,789
Income from continuing operations	$126,971	$101,959
Income per common share from continuing operations—basic	$1.51	$1.29
Income per common share from continuing operations—diluted	$1.48	$1.27

Assuming the acquisition of HyperCube in 2012 occurred as of the beginning of the period presented our unaudited pro forma results of operations for the year ended December 31, 2012 would have been as follows, in thousands:

2012
Revenue	$2,049,665
Income from continuing operations	$108,202
Income per common share from continuing operations—basic	$1.76
Income per common share from continuing operations—diluted	$1.70

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of operations.

Our 2014 acquisitions were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $74.7 million. The net income impact of these acquisitions was not material.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill, in total by reportable segment, in thousands:

	Unified Communications	Communication Services	Consolidated
Balance at January 1, 2013	$994,372	$822,479	$1,816,851
Foreign currency translation adjustment	7,070	—	7,070
Reclassification of discontinued operations	—	(152,716)	(152,716)

Balance at December 31, 2013	1,001,442	669,763	1,671,205
Acquisitions	57,352	177,612	234,964
Acquisition accounting adjustments	(226)	—	(226)
Foreign currency translation adjustments	(21,023)	—	(21,023)

Balance at December 31, 2014	$1,037,545	$847,375	$1,884,920

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Impairment testing results performed during the fourth quarter of 2014 and 2013 indicated that the fair value of each of our reporting units as calculated during the step one analysis exceeded the carrying value and therefore we were not required to perform the step two analysis for the years ended December 31, 2014 and 2013.

Effective January 1, 2014, we implemented a revised organizational structure. Under the revised organizational structure, automated call processing services management and operations have been moved from the Communication Services segment to the Unified Communications segment and have been combined with alerts and notifications to form interactive services. The goodwill associated with automated call processing has been recast to reflect this change.

As a result of the pending sale of certain of our agent businesses we reallocated goodwill previously allocated to all the agent businesses to discontinued agent businesses and continuing specialized agent businesses using a relative fair value allocation approach. Results of subsequent goodwill impairment testing did not identify any potential impairment.

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset, in thousands:

	As of December 31, 2014
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$622,285	$(409,611)	$212,674
Technology & Patents	168,932	(82,536)	86,396
Trade names (indefinite-lived)	37,710	—	37,710
Trade names and trade marks (finite-lived)	65,866	(22,333)	43,533
Other intangible assets	20,526	(12,673)	7,853

Total	$915,319	$(527,153)	$388,166

	As of December 31, 2013
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$499,126	$(381,342)	$117,784
Technology & Patents	120,071	(70,520)	49,551
Trade names (indefinite-lived)	47,110	—	47,110
Trade names (finite-lived)	23,293	(16,268)	7,025
Other intangible assets	11,755	(9,530)	2,225

Total	$701,355	$(477,660)	$223,695

Amortization expense for finite-lived intangible assets was $61.0 million, $53.3 million and $62.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense in millions for the next five years for the intangible assets is as follows:

2015	$63.4 million
2016	$51.8 million
2017	$42.1 million
2018	$38.0 million
2019	$34.4 million

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The trade name intangible asset for two acquisitions (InterCall in 2003 and Intrado, Inc. (“Intrado”) in 2006) have been determined to have an indefinite life based on management’s current intentions. If factors were to change that would indicate the need to assign a finite life to these assets, we will do so and will commence amortization. During the fourth quarter of 2014, we performed our annual impairment analysis for these trade names using the relief-from-royalty methodology. No trade names were determined to be impaired during 2014.

The following table summarizes the finite-lived intangible assets acquired in the acquisitions made in 2014. There were no acquisitions in 2013.

(Amounts in thousands)		Customer Relationships	Technology	Non-Compete Agreements	Trade Marks and Trade Names	Total	Amortization Period (Years)	Amortization recorded in 2014
Acquisition	Acquisition Date
SchoolReach	November 3, 2014	$5,700	$760	$600	$290	$7,350	4 to 10	$113
911 Enable	September 2, 2014	15,200	4,900	185	1,400	21,685	3 to 12	1,083
Health Advocate	June 13, 2014	82,700	36,360	2,800	30,130	151,990	4 to 20	10,598
SchoolMessenger	April 21, 2014	28,300	8,800	1,345	1,700	40,145	3 to 19	4,982

		$131,900	$50,820	$4,930	$33,520	$221,170		$16,776

5.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, in thousands, consisted of the following as of:

	December 31,
	2014	2013
Land and improvements	$7,548	$8,209
Buildings	108,784	105,746
Telephone and computer equipment	790,254	737,468
Office furniture and equipment	33,133	32,393
Leasehold improvements	53,023	52,447
Construction in progress	53,027	45,150

	$1,045,769	$981,413

We lease certain land, buildings and equipment under operating leases which expire at varying dates through December 2029. Rent expense on operating leases was approximately $33.2 million, $31.1 million and $33.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, in thousands, are as follows:

Total Operating Leases
Year Ending December 31,
2015	$22,496
2016	17,688
2017	13,992
2018	10,146
2019	7,647
2020 and thereafter	41,237

Total minimum obligations	$113,206

6.	ACCRUED EXPENSES

Accrued expenses, in thousands, consisted of the following as of:

	December 31,
	2014	2013
Accrued wages	$52,311	$44,153
Accrued phone	45,501	47,614
Interest payable	44,523	48,793
Accrued other taxes (non-income related)	39,249	40,208
Acquisition obligation	6,115	—
Accrued employee benefit costs	3,261	6,152
Accrued lease expense	3,216	2,848
Deferred income tax	1,117	8,671
Income taxes payable	1,045	5,922
Other current liabilities	32,086	18,312

	$228,424	$222,673

7.	RELATED PARTIES

Management Services

Prior to the IPO, affiliates of our Sponsors provided management and advisory services to us pursuant to the terms of a management agreement we entered into with such affiliates in connection with the consummation of the Recapitalization. The aggregate amount paid for services and fees in 2012 was $4.1 million. Pursuant to the management agreement and a management letter agreement we entered into with affiliates of the Sponsors, dated March 8, 2013, upon completion of the IPO, we paid to the Sponsors $24.0 million and the management agreement, in accordance with its terms, was terminated. The aggregate fees for services and expenses for the year ended December 31, 2013 was $25.3 million. The fees paid to the Sponsors in 2014, were solely for travel reimbursement to attend Board of Director meetings and aggregated $0.1 million.

Lease

We lease certain office space owned by a partnership whose partners own approximately 18% of our common stock at December 31, 2014. Related party lease expense was approximately $0.4 million for the years ended December 31, 2014 and 2013, and $0.7 million for the year ended December 31, 2012. This lease expense is included in discontinued operations.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

8.	LONG-TERM OBLIGATIONS

Long-term obligations, in thousands, consisted of the following as of:

	December 31,
	2014	2013
Senior Secured Term Loan Facility, due 2016	$310,536	$312,097
Senior Secured Term Loan Facility, due 2018	1,813,250	2,063,250
Accounts Receivable Securitization, due 2018	185,000	—
Senior Secured Term Loan A Facility, due 2019	350,000	—
5 3/8% Senior Notes, due 2022	1,000,000	—
8 5/8% Senior Notes, paid in 2014	—	500,000
7 7/8% Senior Notes, paid in 2014	—	650,000

	3,658,786	3,525,347

Less: current maturities	(16,246)	(11,877)

Long-term obligations	$3,642,540	$3,513,470

Future maturities of long-term debt, in thousands, are:

Year Ending December 31,	Amount
2015	$16,246
2016	$329,290
2017	$30,625
2018	$2,033,250
2019	$249,375
Thereafter	$1,000,000

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

Our senior secured term loan facility bears interest at variable rates. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loan facility for 2014 and 2013 were 4.05% and 4.88%, respectively.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

On July 1, 2014, the Company, Wells Fargo, as administrative agent, and the various lenders party thereto further modified our Senior Secured Credit Facilities by entering into Amendment No. 5 to Amended and Restated Credit Agreement (the “Fifth Amendment”, and the Credit Agreement, as previously amended and further amended by the Fifth Amendment, the “Amended Credit Agreement”). The Fifth Amendment provided for:

•

a new draw term loan A facility (the “TLA”) to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million (The TLA matures July 1, 2019. The proceeds of the TLA were received on November 14, 2014 and were used to redeem in full the 2019 7 7/8% senior notes that mature January 15, 2019) (“2019 Senior Notes”), accrued and unpaid interest on the 2019 Senior Notes and debt redemption premiums on the redemption of the 2019 Senior Notes.);

•

annual amortization (payable in quarterly installments) in respect of the TLA at a 2.5% annual rate in the first two quarters ending June 30, 2015, a 5.0% annual rate in the year ending June 30, 2016, a 7.5% annual rate in the year ending June 30, 2017 and a 10.0% annual rate thereafter until the maturity date, at which point all remaining amounts outstanding under the TLA shall become due and payable;

•

an interest rate margin applicable to the TLA that is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans (As of December 31, 2014, the interest rate margins applicable to the TLA were 2.25% for LIBOR rate loans and 1.25% for base rate loans.);

•

a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) to be made available under the Amended Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to, the then current senior secured revolving credit facility under our Credit Agreement (except with respect to pricing and maturity), in an aggregate principal amount of $300.0 million that matures July 1, 2019; and

•

an interest rate margin applicable to the Senior Secured Revolving Credit Facility that is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans.

As of December 31, 2014, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.25% for LIBOR rate loans and 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility. The commitment fee in respect of unused commitments under the Senior Secured Revolving Credit Facility is subject to adjustment based upon our total leverage ratio.

As of December 31, 2014, the interest rate margins applicable to the term loans due June 30, 2018 (the “2018 Maturity Term Loans”) were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the term loans due July 15, 2016 were 2.0% for LIBOR rate loans and 1.00% for base rate loans. Such term loans are subject to interest rate floors. The interest rate floors effective December 31, 2014 were 0.75% for the LIBOR component of such LIBOR rate loans and 1.75% for the base rate component of such base rate loans.

In connection with the Fifth Amendment, we incurred refinancing expenses of approximately $5.3 million, which will be amortized into interest expense over the remaining life of the 2018 Maturity Term Loans, the TLA and the Senior Secured Revolving Credit Facility.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

The senior secured revolving credit facility was undrawn at December 31, 2014 and for the year ended December 31, 2013. The average daily outstanding balance on the senior secured revolving credit facility during 2014 was $7.3 million. The highest balance outstanding on the senior secured revolving credit facility during 2014 was $80.0 million.

The Fifth Amendment provided for the Senior Secured Revolving Credit Facility to be made available under our Amended Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to the $201.0 million senior secured revolving credit facility referred to above (except with respect to pricing and maturity) in an aggregate principal amount of $300.0 million that matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the Senior Secured Revolving Credit Facility are to be used solely (i) to prepay in full revolving credit loans outstanding under the previous senior secured credit facilities, and pay accrued but unpaid interest thereon, and to terminate all commitments under, in each case, the previous senior secured revolving credit facility in effect immediately prior to giving effect to the Fifth Amendment, (ii) for working capital and general corporate purposes (including dividends and distributions and acquisitions) and (iii) to pay fees and expenses incurred in connection with the establishment and incurrence of the TLA, the Senior Secured Revolving Credit Facility and any related transactions.

The Fifth Amendment revised certain negative covenants contained in the Credit Agreement to reflect the size of the Company and then current market terms and to extend the total leverage ratio financial covenant under the Credit Agreement in effect immediately prior to the Fifth Amendment through the maturity of the TLA and the Senior Secured Revolving Credit Facility with certain step downs in such ratio levels for test periods ending after December 31, 2015.

Subsequent to December 31, 2014, after giving effect to the Fifth Amendment, which provided for a reset to the availability under the uncommitted incremental facilities, the Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans thereunder following July 1, 2014 (other than such payments made with the proceeds of the 5 3/8% senior notes that mature on July 15, 2022 (the “2022 Senior Notes”) or the proceeds of the TLA). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

2022 Senior Notes

On July 1, 2014, we issued $1.0 billion aggregate principal amount of 2022 Senior Notes. The 2022 Senior Notes mature on July 15, 2022 and were issued at par. The 2022 Senior Notes were offered in a private offering exempt from the registration requirements of the Securities Act.

At any time prior to July 15, 2017, we may redeem all or a part of the 2022 Senior Notes at a redemption price equal to 100% of the principal amount of 2022 Senior Notes redeemed plus the applicable premium (as

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

2018 Senior Notes

On October 5, 2010, we issued $500.0 million aggregate principal amount of 8 5/8% senior notes that mature on October 1, 2018 (the “2018 Senior Notes”).

In connection with the issuance of the 2022 Senior Notes, on June 17, 2014 we commenced a tender offer to purchase any and all of our outstanding $500 million in aggregate principal amount of the 2018 Senior Notes. Total offer consideration for each $1,000 principal amount of the 2018 Senior Notes tendered was $1,063.09, including an early tender premium of $20.00 per $1,000 principal amount of the 2018 Senior Notes for those holders who properly tendered their 2018 Senior Notes on or before June 30, 2014. Upon consummation of the tender offer on July 1, 2014, approximately $270.8 million aggregate principal amount of the 2018 Senior Notes was purchased. Total additional consideration paid for the tender offer, including early tender premium payment and accrued interest, was approximately $298.7 million.

The redemption date for the call of the 2018 Senior Notes was July 17, 2014 and the redemption price was 105.953% of the principal amount of the 2018 Senior Notes. In addition, the Company paid accrued and unpaid interest on the redeemed 2018 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2018 Senior Notes remained outstanding.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

On October 16, 2014, we delivered a redemption notice for the 2019 Senior Notes. The redemption date for the call of the 2019 Senior Notes was November 14, 2014 and the redemption price was 103.938% of the principal amount of the 2019 Senior Notes. In addition, the Company paid accrued and unpaid interest on the redeemed 2019 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2019 Senior Notes remained outstanding.

We and our subsidiaries, affiliates or significant shareholders may from time to time, in our and their discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Amended and Extended Asset Securitization

On August 26, 2013, the revolving trade accounts receivable financing facility between West Receivables LLC, a wholly-owned, bankruptcy-remote direct subsidiary of West Receivables Holdings LLC and Wells Fargo was amended and extended. The amended and extended facility provides for $185.0 million in available financing and the term of the facility was extended to August 27, 2018. The amended and extended facility also reduced the unused commitment fee to 0.45% from 0.50% and lowered the LIBOR spread on borrowings to 135 basis points from 150 basis points. We have further amended the amended and extended facility as of April 9, 2014 to include additional guarantors, as of June 2, 2014 to modify the eligibility criteria for certain receivables and as of January 22, 2015 to modify one of the facility’s reporting metrics. Under the amended and extended facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. West Receivables LLC and West Receivables Holdings LLC are consolidated in our consolidated financial statements included elsewhere in this report. At December 31, 2014, $185.0 million was outstanding under the amended and extended asset securitization facility. At December 31, 2013, the amended and extended asset securitization facility was undrawn. The highest outstanding balance during 2014 and 2013 was $185.0 million and $50.0 million, respectively.

Debt Covenant Compliance

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Amended Credit Agreement) may not exceed 6.25 to 1.0 at December 31, 2014, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2014. The Amended Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business.

The Amended Credit Agreement includes certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

2022 Senior Notes—The indenture governing the 2022 Senior Notes contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at December 31, 2014.

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

9.	HEDGING ACTIVITIES

Periodically, we have entered into interest rate swaps to hedge the cash flows from our variable rate debt, which effectively converts the hedged portion under our outstanding senior secured term loan facility to fixed rate debt. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The cash flow hedges were recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income (“OCI”) until earnings were affected by the hedged item. In June 2013, three interest rate swaps with a notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 1.685% to 1.6975%. At December 31, 2014 and 2013, we did not have any interest rate swaps.

The following presents, in thousands, the impact of interest rate swaps on the consolidated statements of operations for 2013 and 2012, respectively.

Derivatives designated as hedging instruments	Amount of gain recognized in OCI for the years ended December 31,
	2013	2012
Interest rate swaps	$1,786	$2,950

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Location of (gain) loss reclassified from OCI into net income	Amount of gain (loss) reclassified from OCI into earnings for the years ended December 31,
	2013	2012
Interest expense	$3,550	$(6,910)

10.	INCOME TAXES

For financial reporting purposes, income from continuing operations before income taxes includes the following components:

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes:
United States	$65,176	$58,157	$43,400
Foreign	142,114	139,585	135,271

	$207,290	$197,742	$178,671

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$56,624	$28,289	$38,359
State	7,380	5,544	5,867
Foreign	35,307	47,645	32,657

	99,311	81,478	76,883

Deferred income tax expense (benefit):
Federal	(20,735)	143	(10,118)
State	(2,429)	75	(800)
Foreign	(3,468)	(7,045)	7,494

	(26,632)	(6,827)	(3,424)

Total income tax expense attributed to continuing operations	$72,679	$74,651	$73,459

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Federal tax credits	-1.8%	-2.8%	-0.1%
Uncertain tax positions	0.4%	2.5%	0.3%
Foreign rate differential	-9.0%	-5.6%	-4.9%
Foreign deferred tax liability on unremitted earnings	8.0%	7.5%	9.1%
State income taxes, net of Federal benefit	2.1%	1.7%	2.0%
Non-deductible meals	0.3%	0.2%	0.2%
Other	0.1%	-0.7%	-0.5%

Effective income tax rates from continuing operations	35.1%	37.8%	41.1%

The Company’s effective income tax rate from discontinued operations for the years ended December 31, 2013 and 2012 was 30.7% and 29.7%, respectively. In 2014, the Company recognized an $8.6 million tax benefit due to the deferred tax benefit associated with excess outside basis over financial reporting basis from the expected divestiture of several of our agent-based businesses, resulting in a negative effective tax rate of 10.0%, which is reflected in discontinued operations.

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2014, were Australia, Netherlands, Singapore and United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the years ended December 31, 2013 and 2012 are Australia, Netherlands, Singapore and United Kingdom.

In 2014, 2013, and 2012, income tax benefits attributable to employee stock option transactions of $1.2 million, $1.5 million and $15.6 million, respectively, were allocated to shareholders’ equity.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Significant temporary differences between reported financial and taxable earnings that give rise to deferred income tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$123,777	$121,139
Benefit plans	32,329	27,052
Accrued expenses	28,539	20,763
Tax credits	14,717	12,262
Foreign currency translation	10,851	379
Allowance for doubtful accounts	4,363	2,402
Reserves not currently deductible for tax purposes	3,552	3,830
Other	20,901	17,110

Gross deferred income tax assets	239,029	204,937

Less valuation allowance	(109,240)	(109,677)

Total deferred income tax assets	$129,789	$95,260

Deferred income tax liabilities:
Acquired intangibles amortization	$150,482	$102,660
Foreign earnings	33,869	38,271
Excess tax depreciation over financial depreciation	33,182	40,184
Prepaid expenses	10,005	7,597

Total deferred income tax liabilities	227,538	188,712

Net deferred income tax liability	$97,749	$93,452

Deferred income tax liabilities included in the balance sheet are:
Deferred income tax liability—current	$1,117	$8,671
Deferred income tax liability—long-term	96,632	84,781

Net deferred income taxes	$97,749	$93,452

At December 31, 2014, we had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $310.9 million which resulted in a net deferred tax asset of $25.3 million which is available to reduce current taxes. The NOL carryforwards are attributable to acquired and foreign companies. NOLs and tax credit carryforwards expire in periods starting 2015 through 2031. The valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, were $109.2 million at December 31, 2014 and $109.7 million at December 31, 2013. Our valuation allowance decreased by $0.5 million in 2014 on a net basis as a result of the following: losses in certain foreign jurisdictions that likely will provide no tax benefit, releasing valuation allowances related to the utilization of NOLs during the year that had full valuation allowances and planning related to the utilization of future NOLs.

We have historically determined that a portion of undistributed earnings of our foreign subsidiaries will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $33.8 million and $38.2 million at December 31, 2014 and 2013, respectively, on such foreign source income. For the years ended December 31, 2014 and 2013, we have accrued U.S. income taxes on $167.6 million and $250.5 million, respectively, of unremitted foreign earnings and profits. At December 31, 2014, we have determined we have

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

foreign earnings of approximately $169.8 million which will be permanently reinvested, and therefore deferred income taxes of approximately $27.3 million have not been provided on such foreign subsidiary earnings.

In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. The number of tax years that remain open and subject to tax audits varies depending upon the tax jurisdiction. Our most significant taxing jurisdictions include the U.S., United Kingdom and France. The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2008 and 2010 forward remain open under U.S. statutes of limitation. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At December 31, 2014, we were under examination by the U.S. Internal Revenue Service for tax years 2008, 2010, 2011 and 2012. At December 31, 2014, we believe the aggregate amount of any additional tax liabilities that may result from examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

The following summarizes the activity related to our unrecognized tax benefits recorded in accordance with ASC 740-10 in 2014, 2013 and 2012, in thousands:

	For the year ended December 31,
	2014	2013	2012
Beginning balance	$22,680	$13,990	$16,990
Increases for positions taken in current year	580	374	1,726
Increases for positions taken in prior years	4,318	12,316	776
Decreases for positions taken in prior years	(2,243)	(2,061)	(4,533)
Decrease due to settlements with taxing authorities	(1,528)	—	(168)
Expiration of the statute of limitations for the assessment of taxes	—	(1,939)	(801)

Ending balance	$23,807	$22,680	$13,990

The unrecognized tax benefits at December 31, 2014 were $23.8 million of tax benefits that, if recognized, would affect our effective tax rate. We recognize interest related to unrecognized tax benefits and penalties as income tax expense. Total interest and penalties recognized as part of income tax expense (benefit) were $(0.2) million, $5.2 million and $(0.2) million for December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the aggregate recorded liability for interest and potential penalties was $11.0 million and $11.2 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

	Fair Value Measurement at December 31, 2014
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Other Assets
Trading securities	$63,261	$63,261	$—	$—	$63,261

	Fair Value Measurement at December 31, 2013
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
Other Assets
Trading securities	$53,397	$53,397	$—	$—	$53,397

The fair value of our 5.375% senior notes based on market quotes, which we determined to be Level 2 inputs, at December 31, 2014 was approximately $965.0 million compared to the carrying amount of $1,000.0 million. Our 7.875% senior notes were paid in full in November 2014. The fair value of our 7.875% senior notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

$701.2 million compared to the carrying amount of $650.0 million. Our 8.625% senior notes were paid in full in July 2014. At December 31, 2013 the fair value or our 8.625% senior notes was $542.5 million compared to the carrying value of $500.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at December 31, 2014 was approximately $2,074.6 million compared to the carrying amount of $2,123.8 million. The fair value of our senior secured term loan facilities at December 31, 2013 was approximately $2,385.0 million compared to the carrying amount of $2,375.3 million.

12.	OFF—BALANCE SHEET ARRANGEMENTS

Performance obligations of certain operating subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2015 and are renewed as required. The outstanding commitments on these obligations at December 31, 2014 and 2013 were $5.5 million and $9.1 million, respectively.

13.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plan

We have a 401(k) plan, which covers substantially all employees eighteen years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit, whichever is less, if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $7.4 million, $6.9 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In the United Kingdom we have a Group Personal Pension Plan which is available to all employees, if the employee earns greater than £10,000, are 22 years of age or older and are younger than the State Pension age. Qualified employees are automatically enrolled three months after commencing employment. Employees who do not meet the eligibility criteria can still apply to join the Plan upon the successful completion of their 3 month probationary period or alternatively wait until they do meet the criteria when they will be automatically enrolled. We are required to make a minimum contribution of 2% of a participating employee’s basic salary which must be matched by the employee. Employees can opt to pay more if they wish and we will match up to a maximum of 3% of their basic salary. Contributions are invested immediately in the default investment option however employees can subsequently make their own investment choices. Contributions into the pension plan are paid via a salary sacrifice method and therefore all contributions into the plan, unless an employee has chosen to opt-out, are classed as employer contributions. Total employer contributions under the plan were approximately $1.3 million, $1.0 million, and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In Canada we have a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Program (“GRRSP”), which covers substantially all employees who have materially and significantly contributed to the prosperity and profits of the Company. Under the plan, we match 50% of employees’ regular contributions to the GRRSP up to 3% of their earnings or the statutory limit, whichever is less. Our matching contributions

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

vest 100% on the second anniversary of membership in the DPSP. Total employer contributions under the plan were approximately $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, subject to the combined limits of the 401(k) plan and the Trust. Matching contributions 100% vest after completion of three years of service. Our total contributions under the plan for the years ended December 31, 2014, 2013 and 2012 were approximately $1.9 million in each year. Assets under the Trust at December 31, 2014 and 2013 were $47.5 million and $41.9 million, respectively.

We also maintain a Nonqualified Deferred Compensation Plan (as amended from time to time, the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees approved by the Compensation Committee of the Board of Directors may elect to defer a portion of their compensation and have such deferred compensation invested in the same investments made available to participants of the 401(k) plan or in notional equity shares of the Company. We match a percentage of any amounts invested in notional equity shares (50% during 2014, 2013 and 2012). Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the date the executive first participates in the Deferred Compensation Plan. Our total contributions for the years ended December 31, 2014, 2013 and 2012 under the plan were approximately $1.1 million, $0.9 million and $1.5 million, respectively. Assets under the Deferred Compensation Plan at December 31, 2014 and 2013 were $9.3 million and $8.1 million, respectively. The fair value of notional equity shares in the Deferred Compensation Plan at December 31, 2014 and 2013 were $46.3 million and $34.2 million, respectively.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company. Restricted stock granted under the 2013 LTIP, which is time-vested, vests over a period of three or four years, with a ratable portion of the restricted stock award vested on each anniversary of the grant date until fully vested, unless earlier forfeited as a result of termination of service to the Company prior to the applicable vesting date. Dividends are payable in respect of shares of unvested restricted stock either at the time the dividend is paid to stockholders or upon vesting of the restricted stock in accordance with the terms of the applicable restricted stock award agreement.

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan—Stock Options

The following table presents the stock option activity under the 2006 EIP and 2013 LTIP for the year ended December 31, 2014:

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	8,005,398	3,022,823	$27.21
Options granted	(217,785)	217,785	24.72
Options exercised	—	(53,803)	17.98
Options canceled or forfeited (2013 LTIP)	23,212	(23,212)	23.69
Options canceled or forfeited (2006 EIP)	—	(209,366)	29.60
Restricted stock granted	(1,550,966)	—	—
Restricted stock canceled	18,657	—	—

Balance at December 31, 2014	6,278,516	2,954,227	$27.05

At December 31, 2014, we expect that 2,823,437 options granted and outstanding will vest. At December 31, 2014, the intrinsic value of options exercisable was approximately $7.0 million. The aggregate intrinsic value of options outstanding at December 31, 2014, was approximately $19.4 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at December 31, 2014, was approximately $18.3 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following table summarizes the information on the options granted under the 2006 EIP and 2013 LTIP at December 31, 2014:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	100,234	1.93	$13.12	100,234	$13.12
13.13 - 28.88	2,230,323	7.54	$25.18	661,354	$25.40
28.89 - 50.88	596,047	7.12	$34.03	596,047	$34.03
50.89 - 84.80	27,623	5.66	$77.54	19,785	$76.70

$0.00 - $84.80	2,954,227	7.25	$27.05	1,377,420	$28.98

Executive Management Rollover Options		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	—	71,199	$5.47
Exercised	—	(58,783)	5.47

Balance at December 31, 2014	—	12,416	$5.47

The executive management rollover options are fully vested and have an average remaining life of 0.6 years. The aggregate intrinsic value of these options at December 31, 2014 was approximately $0.3 million.

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for valuation purposes for grants during the period:

	2014	2013	2012
Risk-free interest rate	2.02%	1.56%	1.35%
Dividend yield	3.64%	3.07%	0.00%
Expected volatility	29.10%	35.20%	34.70%
Expected life (years)	6.25	6.25	6.25
Weighted-average grant date fair value of options granted	$4.90	$6.05	$12.24

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; volatility is based on the five-year historical volatility of twelve public companies we consider guideline or peer companies; and the expected life is based on Staff Accounting Bulletin 107. This bulletin provides a simplified method for estimating the expected life of options.

Restricted Stock

In connection with our IPO, our compensation committee accelerated the vesting of all remaining unvested shares subject to the restricted stock award and special bonus agreements and restricted stock award agreements

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

entered into pursuant to the 2006 EIP. The acceleration resulted in the vesting of an aggregate of 42,562 shares of common stock. As a result of the accelerated vesting, $1.2 million of share-based compensation was recognized in SG&A during 2013.

Upon completion of our IPO, we awarded each of our non-employee directors, who are not affiliated with our Sponsors, 5,000 fully vested shares of common stock with the stock award subject to pro rata forfeiture if the director did not remain on the board for at least six months. In 2014, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 12,591 shares of common stock with an aggregate fair value of approximately $0.3 million. 4,203 of these shares were granted to a new non-employee director and are fully vested subject to a pro rata forfeiture if the director did not remain on the board for at least six months. The remaining 8,388 shares were issued as an annual equity grant to our other two non-employee directors who are not affiliated with our former sponsors. These shares vest on the one-year anniversary of the date of grant.

On July 30, 2013, 269,039 shares of restricted stock were granted to certain employees of West Corporation at a market price of $22.06. These restricted shares vest over a period of three years with one-third of the restricted shares becoming unrestricted on each of the first through third anniversaries of the award.

During September 2014, we issued 1,331,150 restricted stock awards and 57,225 restricted stock units to certain key employees. These awards vest ratably with 25% of the award becoming exercisable on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $41.1 million and will be recognized over the remaining vesting period of approximately 3.7 years as of December 31, 2014.

On October 30, 2014, we issued 150,000 restricted stock awards to our Chief Executive Officer. These awards vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period compared to the TSR of companies included in the Russell 2000 on both the first and last day of the applicable performance period which ends on December 31, 2017, with an interim performance period which ends on December 31, 2016 and a supplemental performance period which ends on December 31, 2018. The fair value of these awards at the date of grant was approximately $4.2 million and will be recognized over the remaining vesting period of approximately 4.0 years as of December 31, 2014.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”) under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

outstanding at any time. As of December 31, 2014, 271,225 shares had been issued under the ESPP. During the years ended December 31, 2014 and 2013 we recognized compensation expense for this plan of $1.1 million and $0.3 million, respectively.

Share-Based Compensation Expense

For the years 2014, 2013 and 2012, share-based compensation expense was $15.6 million, $10.4 million and $25.5 million, respectively. The net income effect of share-based compensation expense for 2014, 2013 and 2012 was approximately $10.1 million, $6.5 million and $15.0 million, respectively.

At December 31, 2014 and 2013, there was approximately $9.3 million and $15.2 million of unrecorded and unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested share based compensation on stock options under the 2006 EIP and 2013 LTIP, respectively, which will be recognized over the remaining vesting period of approximately 1.5 years as of December 31, 2014.

At December 31, 2014 and 2013, there was approximately $45.1 million and $5.1 million of unrecorded and unrecognized compensation expense, related to unvested share based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 4.0 years as of December 31, 2014.

14.	EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2014	2013	2012
Earnings per common share—basic
Continuing Operations	$1.60	$1.56	$1.71
Discontinued Operations	0.29	0.26	0.33

Total earnings per common share—basic	$1.89	$1.82	$2.04

Earnings per common share—diluted
Continuing Operations	$1.57	$1.53	$1.66
Discontinued Operations	0.28	0.25	0.32

Total earnings per common share—diluted	$1.85	$1.78	$1.98

Weighted average number of shares outstanding:
Basic common	84,007	78,875	61,528
Dilutive impact of Equity Incentive Plans:
Common shares	1,500	1,443	1,995
Diluted common shares	85,507	80,318	63,523

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options and unvested restricted stock, by application of the treasury stock

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

method that have a dilutive effect on earnings per share and the notional shares of the Company in the West Corporation Nonqualified Deferred Compensation Plan. At December 31, 2014, 2013 and 2012, 623,670, 713,662 and 2,681,313 stock options were outstanding, respectively, with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity within accumulated other comprehensive income (loss) for the three years ended December 31, 2014, 2013 and 2012 were as follows (net of tax):

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2014	$(12,200)	$—	$(12,200)
Foreign currency translation adjustment, net of tax of $13,662	(25,306)	—	(25,306)

BALANCE, December 31, 2014	$(37,506)	$—	$(37,506)

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $(5,605)	9,145	—	9,145
Reclassification of cash flow hedge into earnings, net of tax of $1,349 (1)	—	(2,201)	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	—	3,987	3,987

BALANCE, December 31, 2013	$(12,200)	$—	$(12,200)

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2012	$(27,300)	$(4,736)	$(32,036)
Foreign currency translation adjustment, net of tax of $(3,650)	5,955	—	5,955
Reclassification of cash flow hedge into earnings, net of tax of $2,626 (1)	—	(4,284)	(4,284)
Unrealized gain on cash flow hedges, net of tax of $(4,434)	—	7,234	7,234

BALANCE, December 31, 2012	$(21,345)	$(1,786)	$(23,131)

(1)	Recorded as interest expense in the consolidated statement of operations.

16.	COMMITMENTS AND CONTINGENCIES

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

In connection with the pending sale of certain of our agent-based businesses to Alorica Inc., we have agreed to indemnify the buyer, up to the full purchase price, with respect to the equity interests of the companies we have agreed to sell, title to the equity and assets being sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representation and warranties in the purchase agreement for up to $13.75 million in losses.

17.	SEGMENTS

We operate in two reportable segments:

Unified Communications, including conferencing and collaboration, IP communications and interactive services; and

Communication Services, including safety services, telecom services and specialized agent services.

Effective January 1, 2014, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, automated call processing services management and operations have been moved from the Communication Services reportable segment to the Unified Communications reportable segment and have been combined with alerts and notifications to form interactive services. Beginning in the first quarter of 2014, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

As a result of the pending sale of certain of our agent businesses, the related operating results below reflect our continuing operations. Capital expenditures and total assets information below reflects both continuing and discontinued operations.

	For the year ended December 31,
	2014	2013	2012
Revenue:
Unified Communications	$1,616,777	$1,603,311	$1,566,129
Communication Services	653,571	545,850	479,584
Intersegment eliminations	(51,754)	(28,189)	(3,187)

Total	$2,218,594	$2,120,972	$2,042,526

Depreciation and Amortization
(Included in Operating Income):
Unified Communications	$106,711	$98,876	$97,940
Communication Services	73,826	61,793	62,447

Total	$180,537	$160,669	$160,387

Operating Income:
Unified Communications	$380,732	$393,685	$400,451
Communication Services	80,675	57,609	42,651

Total	$461,407	$451,294	$443,102

Capital Expenditures:
Unified Communications	$63,317	$66,575	$71,084
Communication Services	43,884	32,761	28,418
Corporate	28,193	14,730	9,674

Total from continuing operations	135,394	114,066	109,176
Discontinued Operations	20,363	13,639	19,253

Total	$155,757	$127,705	$128,429

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	As of December 31,
	2014	2013	2012
Assets:
Unified Communications	$1,623,170	$1,736,017	$1,703,777
Communication Services	1,299,376	1,017,830	1,041,848
Corporate	590,924	442,748	388,857

Total from continuing operations	3,513,470	3,196,595	3,134,482
Assets held for sale	304,605	300,049	322,813

Total	$3,818,075	$3,496,644	$3,457,295

Platform-based service revenue includes services provided in both the Unified Communications and Communication Services segments, while specialized agent-based service revenue is provided in the Communication Services segment. Revenue from platform-based services was $2,001.4 million, $1,955.2 million and $1,886.5 million in 2014, 2013 and 2012, respectively. Revenue from specialized agent-based services was $224.6 million, $170.3 million and $157.4 million in 2014, 2013 and 2012, respectively. The platform-based and specialized agent-based revenue are presented prior to intercompany eliminations.

For 2014, 2013 and 2012, our largest 100 clients represented approximately 47%, 47% and 48% of total revenue, respectively. In 2014, 2013 and 2012, no client represented more than 10% of our aggregate revenue.

For 2014, 2013, and 2012, revenue from the United Kingdom accounted for 13%, 12% and 11% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the year ended December 31,
	2014	2013	2012
Revenue:
Americas—United States	$1,716,667	$1,621,672	$1,554,473
Europe, Middle East & Africa (EMEA)	324,466	311,774	296,705
Asia—Pacific	153,628	163,946	168,046
Americas—Other	23,833	23,580	23,302

Total	$2,218,594	$2,120,972	$2,042,526

	As of December 31,
	2014	2013	2012
Long-Lived Assets:
Americas—United States	$2,686,553	$2,242,572	$2,252,459
Europe, Middle East & Africa (EMEA)	176,817	204,282	210,902
Asia—Pacific	17,891	18,456	20,393
Americas—Other	1,816	2,559	1,296

Total	$2,883,077	$2,467,869	$2,485,050

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $2.0 million, $(4.9) million and $(3.5) million in 2014, 2013 and 2012, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

18.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2014, three customers accounted for $19.4 million or 5.4% of gross accounts receivable, compared to $35.9 million, or 10.0% of gross receivables at December 31, 2013. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts receivable. At February 12, 2015, $13.9 million, or 71.6%, of the December 31, 2014 accounts receivable from the three customers noted above had been received.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$231,946	$220,730	$258,154
Cash paid for income taxes, net of $13,336, $ 5,822 and $4,947 for refunds in 2014, 2013 and 2012	$93,875	$67,759	$81,808
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$20,275	$15,200	$16,398
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Net settlement of stock options exercised	$10	$644	$9,405
Net settlement of shares issued from the deferred compensation plan	$527	$792	$2,231

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2014 and 2013, in thousands.

	Three Months Ended				Year Ended December 31, 2014
	March 31, 2014	June 30, 2014	September 30, 2014 (1)	December 31, 2014 (2)
Revenue	$535,140	$552,319	$568,197	$562,938	$2,218,594
Cost of services	225,511	239,695	243,706	234,419	943,331

Gross profit	309,629	312,624	324,491	328,519	1,275,263
SG&A	195,439	197,063	209,545	211,809	813,856

Operating income	114,190	115,561	114,946	116,710	461,407

Income from continuing operations	$42,097	$44,527	$13,103	$34,884	$134,611
Income from discontinued operations	4,181	3,232	3,007	13,374	23,794

Net income	$46,278	$47,759	$16,110	$48,258	$158,405

Diluted earnings per common share:
Continuing operations	$0.49	$0.52	$0.15	$0.41	$1.57
Discontinued operations	0.05	0.04	0.04	0.15	0.28

Diluted earnings per common share	$0.54	$0.56	$0.19	$0.56	$1.85

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013 (3)	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$521,601	$536,716	$525,701	$536,954	$2,120,972
Cost of services	219,287	225,308	219,334	230,699	894,628

Gross profit	302,314	311,408	306,367	306,255	1,226,344
SG&A	215,914	183,310	188,524	187,302	775,050

Operating income	86,400	128,098	117,843	118,953	451,294

Income (loss) from continuing operations	$(1,438)	$39,410	$42,577	$42,542	$123,091
Income from discontinued operations	4,493	4,258	3,571	7,789	20,111

Net income	$3,055	$43,668	$46,148	$50,331	$143,202

Diluted earnings (loss) per common share:
Continuing operations	$(0.02)	$0.46	$0.50	$0.50	$1.53
Discontinued operations	0.07	0.05	0.04	0.09	0.25

Diluted earnings per common share	$0.05	$0.51	$0.54	$0.59	$1.78

(1)	Net income in the third quarter of 2014 was affected by the debt call premium and accelerated amortization of deferred financing costs which had a $34.9 million negative impact on net income.
(2)	Net income in the fourth quarter of 2014 was affected by the debt call premium and accelerated amortization of deferred financing costs which had a $18.8 million negative impact on net income.
(3)	Results of operations and net income in the first quarter of 2013 were affected by the Sponsor management fee, related termination of the management agreement, IPO related bonuses and subordinated debt call premium which had a $27.8 million negative impact on net income.

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2014

Description (amounts in thousands)	Balance Beginning of Year	Reserves Obtained in Acquisitions	Additions- Charged (Credited) to Cost and Expenses	Deductions- Amounts Charged-Off	Balance End of Year
December 31, 2014—Allowance for doubtful accounts—Accounts receivable	$8,415	$774	$509	$(2,154)	$7,544

December 31, 2013—Allowance for doubtful accounts—Accounts receivable	$8,855	$—	$2,248	$(2,688)	$8,415

December 31, 2012—Allowance for doubtful accounts—Accounts receivable	$9,926	$—	$1,274	$(2,345)	$8,855

	Balance Beginning of Year	Valuation Allowance Obtained in Acquisitions	Additions	Deductions	Balance End of Year
December 31, 2014—Allowance for deferred income tax asset valuation	$109,677	$—	$1,162	$(1,599)	$109,240

December 31, 2013—Allowance for deferred income tax asset valuation	$112,626	$—	$984	$(3,933)	$109,677

December 31, 2012—Allowance for deferred income tax asset valuation	$114,686	$—	$—	$(2,060)	$112,626

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of the Company, dated March 25, 2013 (incorporated by reference to Exhibit 3.01 to Form 8-K filed March 27, 2013)

3.02	Second Amended and Restated By-Laws of the Company effective March 27, 2013 (incorporated by reference to Exhibit 3.2 to Form 8-K dated March 27, 2013)

4.01	Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due July 15, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014)

4.02	Supplemental Indenture, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014)

4.03	Supplemental Indenture, dated as of January 29, 2015, by and among West Corporation, West Claims Recovery Services, LLC, West Revenue Generation Services, LLC, and Cobalt Acquisition Company, LLC, a Delaware limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 **

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.02) (incorporated by reference to Exhibit 10.01 to Form 8-K filed October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.03	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.04	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012)

Exhibit Number	Description
10.05	Amendment No. 3 to Amended and Restated Credit Agreement; Amendment No. 1 to Guarantee Agreement, dated as of February 20, 2013, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 21, 2013)

10.06	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014)

10.07	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014)

10.08	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.09	Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.10	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.11	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.12	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.13	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.14	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.15	Amended and Restated Stockholder Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.65 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

Exhibit Number	Description
10.16	Amended and Restated Registration Rights and Coordination Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.63 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.17	Letter Agreement regarding confidentiality, dated as of June 24, 2013, among West Corporation and the THL Investors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on February 20, 2014)

10.18	Lease, dated September 1, 1994, by and between West Telemarketing Corporation and 99-Maple Partnership (Amendment No. 1) dated December 10, 2003 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 24, 2006)

10.19	Second Lease Amendment and Extension Agreement dated as of October 24, 2012, effective as of November 1, 2012, between 99-Maple Partnership and West Business Solutions, LLC (incorporated by reference to Exhibit 10.04 to Form 10-Q filed October 26, 2012)

10.20	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.66 to Amendment No 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.21	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.22	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.23	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.24	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 29, 2012) (1)

10.25	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.26	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 29, 2012) (1)

10.27	Alternative Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 29, 2012) (1)

10.28	Form of Rollover Option Grant Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on November 9, 2006) (1)

10.29	West Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014) (1)

10.30	Form of Restricted Stock Award Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 1, 2013) (1)

10.31	Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 1, 2013) (1)

10.32	Form of West Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.33	Form of West Corporation Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

Exhibit Number	Description
10.34	Form of West Corporation Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.35	West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 1, 2013) (1)

10.36	Amendment Number One to the West Corporation 2013 Employee Stock Purchase Plan, dated as of October 30, 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.37	West Corporation Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014) (1)

10.38	West Corporation Nonqualified Deferred Compensation Plan, as amended as restated effective March 27, 2013 (incorporated by reference to Exhibit 10.67 to Amendment No 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.39	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan dated as of April 24, 2013 (incorporated by reference to Form 10-Q dated April 29, 2013)

10.40	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 25, 2014 (incorporated by reference to Exhibit 10.46 to Form 10-K filed February 20, 2014) (1)

10.41	Amendment Number Three to the West Corporation nonqualified Deferred Compensation Plan dated as of July 30, 2014 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 5, 2014) (1)

10.42	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2015 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.43	Form of Change in Control Severance Agreement (1) **

10.44	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.45	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1) **

10.46	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.47	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1) **

10.48	Employment Agreement between the Company and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009) (1)

10.49	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (1) **

10.50	Separation Agreement, dated May 6, 2014, between West Corporation and Paul M. Mendlik (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 7, 2014) (1)

10.51	Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.07 to Form 10-K filed February 12, 2010) (1)

10.52	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (1) **

10.53	Employment Agreement between West Corporation and David J. Treinen dated December 31, 2008 (incorporated by reference to Exhibit 10.50 to Form 10-K filed February 12, 2010) (1)

Exhibit Number	Description
10.54	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and David J. Treinen, dated December 31, 2008 (1) **

10.55	Employment Agreement between West Corporation and Jan Madsen dated December 24, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2015) (1)

10.56	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Jan Madsen, dated December 24, 2014 (1) **

10.57	Employment Agreement between West Corporation and David C. Mussman, dated December 31, 2008 (1) **

10.58	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and David C. Mussman (1) **

21.01	Subsidiaries **

23.01	Consent of independent registered public accounting firm **

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2014, filed on February 19, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith