Form 10-Q
period 2015-03-31
WEST CORP
filed 2015-05-07
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 1, 2015, 83,452,286 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s plan to sell certain agent-based businesses. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 7, 2015

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
REVENUE	$565,490	$535,140
COST OF SERVICES	239,701	225,511
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	215,096	195,439

OPERATING INCOME	110,693	114,190

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $26 and $134	(38,842)	(48,976)
Other, net	3,839	753

Other expense	(35,003)	(48,223)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	75,690	65,967

INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	27,056	23,870

INCOME FROM CONTINUING OPERATIONS	48,634	42,097

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	31,866	4,181

NET INCOME	$80,500	$46,278

EARNINGS PER COMMON SHARE - BASIC:
Continuing Operations	$0.58	$0.50
Discontinued Operations	0.38	0.05

Total Earnings Per Common Share - Basic	$0.96	$0.55

EARNINGS PER COMMON SHARE - DILUTED:
Continuing Operations	$0.56	$0.49
Discontinued Operations	0.37	0.05

Total Earnings Per Common Share - Diluted	$0.93	$0.54

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	84,125	83,803
Diluted Common	86,226	85,226

DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$0.225

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net income	$80,500	$46,278

Foreign currency translation adjustments, net of tax of $17,321 and $1,349	(29,889)	(2,285)

Comprehensive income	$50,611	$43,993

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,006	$115,061
Trust and restricted cash	20,476	18,573
Accounts receivable, net of allowance of $9,555 and $7,544	378,127	355,625
Prepaid assets	53,309	45,242
Deferred expenses	59,805	65,317
Other current assets	43,868	30,575
Assets held for sale	17,515	304,605

Total current assets	727,106	934,998
PROPERTY AND EQUIPMENT:
Property and equipment	1,020,170	1,045,769
Accumulated depreciation and amortization	(696,539)	(695,739)

Total property and equipment, net	323,631	350,030
GOODWILL	1,866,978	1,884,920
INTANGIBLE ASSETS, net of accumulated amortization of $528,785 and $527,153	371,304	388,166
OTHER ASSETS	257,200	259,961

TOTAL ASSETS	$3,546,219	$3,818,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$99,560	$91,353
Deferred revenue	131,271	144,413
Accrued expenses	230,507	228,424
Current maturities of long-term debt	18,433	16,246
Liabilities held for sale	—	84,788

Total current liabilities	479,771	565,224
LONG-TERM OBLIGATIONS, less current maturities	3,452,386	3,642,540
DEFERRED INCOME TAXES	88,470	96,632
OTHER LONG-TERM LIABILITIES	173,319	173,320

Total liabilities	4,193,946	4,477,716

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT:
Common stock $0.001 par value, 475,000 shares authorized, 84,449 and 84,272 shares issued and 83,357 and 84,180 shares outstanding	84	84
Additional paid-in capital	2,166,045	2,155,864
Retained deficit	(2,711,556)	(2,772,775)
Accumulated other comprehensive loss (Note 10)	(67,395)	(37,506)
Treasury stock at cost (1,092 shares and 92 shares)	(34,905)	(5,308)

Total stockholders’ deficit	(647,727)	(659,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,546,219	$3,818,075

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$48,634	$42,097
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation	27,102	25,132
Amortization	19,819	14,698
Provision for share-based compensation	5,429	3,610
Deferred income tax expense	2,961	2,831
Amortization of deferred financing costs	5,002	4,874
Other	216	5
Changes in operating assets and liabilities
Accounts receivable	(19,501)	(14,172)
Other assets	(18,596)	(29,288)
Accounts payable	31,394	13,463
Accrued wages and benefits	2,629	6,415
Accrued interest	(14,643)	(6,083)
Other liabilities and income tax payable	(32,050)	14,230

Net cash flows from continuing operating activities	58,396	77,812
Net cash flows (used in) from discontinued operating activities	(5,279)	7,666

Total net cash flows from operating activities	53,117	85,478

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(36,307)	(32,248)
Other	(2,096)	816

Net cash flows used in continuing investing activities	(38,403)	(31,432)
Net cash flows from (used in) discontinued investing activities	263,806	(3,942)

Total net cash flows from (used in) investing activities	225,403	(35,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	139,000	—
Payments on revolving credit facilities	(324,000)	—
Payment of deferred financing and other debt-related costs	(81)	(5,766)
Principal repayments on long-term obligations	(2,968)	—
Proceeds from stock options and ESPP shares including excess tax benefits	2,137	1,960
Dividends paid	(18,973)	(18,910)
Repurchase of common stock	(29,597)	—

Net cash flows used in continuing financing activities	(234,482)	(22,716)
Net cash flows (used in) from discontinued financing activities	—	—

Total net cash flows used in financing activities	(234,482)	(22,716)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5,093)	560
NET CHANGE IN CASH AND CASH EQUIVALENTS	38,945	27,948
CASH AND CASH EQUIVALENTS, Beginning of period	115,061	230,041

CASH AND CASH EQUIVALENTS, End of period	$154,006	$257,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$48,349	$49,727

Cash paid during the period for income taxes, net of refunds of $202 and $2,116	$37,931	$23,135

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$14,347	$6,848

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued dividends	$308	$55

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock	Additional Paid - in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
BALANCE, January 1, 2015	$84	$2,155,864	$(2,772,775)	$(5,308)	$(37,506)	$(659,641)
Net income			80,500			80,500
Dividends declared (cash dividend of $0.225 per share)			(19,281)			(19,281)
Foreign currency translation adjustment, net					(29,889)	(29,889)
Purchase of stock at cost (1,000,000 shares)				(29,597)		(29,597)
Executive Deferred Compensation Plan activity (49,307 shares distributed)		805				805
Shares issued from the Employee Stock Purchase Plan (58,562 shares)		1,643				1,643
Stock options exercised including related tax benefits (59,816 shares)		1,210				1,210
Share-based compensation		6,523				6,523

BALANCE, March 31, 2015	$84	$2,166,045	$(2,711,556)	$(34,905)	$(67,395)	$(647,727)

BALANCE, January 1, 2014	$84	$2,132,441	$(2,855,189)	$(5,308)	$(12,200)	$(740,172)
Net income			46,278			46,278
Dividends declared (cash dividend of $0.225 per share)			(18,855)			(18,855)
Foreign currency translation adjustment, net					(2,285)	(2,285)
Executive Deferred Compensation Plan activity (59,260 shares distributed)		(19)				(19)
Shares issued from the Employee Stock Purchase Plan (77,198 shares)		1,687				1,687
Stock options exercised including related tax benefits (66,226 shares)		762				762
Share-based compensation		3,202				3,202

BALANCE, March 31, 2014	$84	$2,138,073	$(2,827,766)	$(5,308)	$(14,485)	$(709,402)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description: West Corporation (the “Company” or “West”) is a global provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. These solutions include unified communications and conferencing services, safety services, interactive services such as automated notifications, telecom services and specialized agent services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, education, technology and healthcare. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Discontinued Operations: On March 3, 2015, we divested several of our agent-based businesses, including our consumer facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014.

As a result of the sale, the related operating results for these businesses have been reflected as discontinued operations for all periods presented and the related assets and liabilities are classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell at December 31, 2014. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Following the divestiture on March 3, 2015, we implemented a revised organizational structure, which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, our five operating segments are aggregated into one reportable segment. Beginning in the first quarter of 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

Our Services

•	Unified Communications and Conferencing Services. We provide our clients with an integrated suite of unified communications and conferencing services. We combine reliable, world-class technologies with deep experience and flexibility to provide solutions that are easy to use and scalable for every client’s specific need. Our products and services can transform every aspect of business by enabling personalized engagement, meetings anywhere, enhanced productivity and immersive communication experiences.

•	Interactive Services. We help our clients automate, navigate and solve their communication challenges across the customer lifecycle. We design, integrate, deliver and manage applications, services, platforms and networks that aim to improve the customer experience and drive efficiencies for our clients. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create an automated customer experience across channels. Our technology also directly interfaces with our client’s customer relationship management (“CRM”) systems.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	Safety Services. We believe we are one of the largest providers of safety services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens.

•	Telecom Services. We are a leading provider of local and national tandem switching services to service providers throughout the United States. Our services support the convergence of traditional telecom, wireless services, VoIP technologies and over-the-top service providers. We leverage our sophisticated call routing and control platform to provide tandem interconnection services to the competitive marketplace.

•	Specialized Agent Services. We provide our clients with specialized services using groups of highly trained employees. These services include business-to-business services, cost containment services and healthcare advocacy services.

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany balances and transactions have been eliminated. Our results for the three months ended March 31, 2015 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue Recognition - The Company’s revenue recognition policies follow the standards established by the Securities and Exchange Commission Topic 13: Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. Amounts billed in advance of providing service are deferred and recorded as deferred revenue or other long-term liabilities on the balance sheet until service has been provided.

Dividend - We funded the dividends paid in 2014 and the first three months of 2015 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On February 19, 2015, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $19.0 million to stockholders of record as of the close of business on February 9, 2015. On May 5, 2015, we announced a $0.225 per common share quarterly dividend. The dividend is payable May 28, 2015 to stockholders of record as of the close of business on May 18, 2015.

Public Offering - On March 18, 2015, we completed an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share, including 1,650,000 shares of common stock sold by the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. Concurrently with the closing of the offering, we repurchased 1,000,000 shares of common stock from the selling stockholders at $29.596875 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions in a private transaction for an aggregate purchase price of approximately $29.6 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements - In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. Under the new guidance, debt issuance costs will be reported as a direct deduction from the related liability rather than as an asset. The guidance is effective for annual periods beginning after December 15, 2015. The new guidance requires retrospective application and early adoption is permitted. The Company is considering early adoption of this guidance. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is in the process of assessing the impact of this standard on the Company’s financial statements.

2.	DISCONTINUED OPERATIONS

On March 3, 2015, we divested several of our agent-based businesses, including our consumer facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014.

Subject to a final working capital adjustment, the divestiture resulted in a $48.6 million gain on a pre-tax basis and a $29.6 million gain on an after tax basis which is included within income from discontinued operations. The total after tax gain realized on the sale was $38.2 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Amounts in thousands)	2015	2014
Revenue	$102,251	$142,939
Operating income	3,300	7,667
Gain on disposal	48,556	—
Income before income tax expense	51,683	7,636
Income tax expense	19,817	3,455

Income from discontinued operations	$31,866	$4,181

On January 30, 2015, we entered into an exclusive sales listing agreement to market certain land, building and improvements which were primarily occupied by the agent businesses we later divested on March 3, 2015. The net book value of these assets is $17.5 million and the assets are presented on our March 31, 2015 condensed consolidated balance sheet as assets held for sale and measured at the lower of their carrying amount of fair value less costs to sell.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the assets and liabilities of discontinued operations which were held for sale as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
(Amounts in thousands)
Assets:
Cash and cash equivalents	$—	$—
Trust and restricted cash	—	2,411
Accounts receivable net of allowance of $0 and $521	—	92,699
Deferred income taxes	—	8,974
Other assets	—	5,499
Property and equipment, net	17,515	38,146
Goodwill	—	152,716
Intangible and other assets	—	4,160

Total assets held for sale	$17,515	$304,605

Liabilities:
Accounts payable	$—	$19,660
Accrued expenses	—	29,249
Deferred income taxes	—	33,181
Other liabilities	—	2,698

Total liabilities held for sale	$—	$84,788

Net assets held for sale	$17,515	$219,817

We have agreed to indemnify the buyer, up to the full purchase price of $275.0 million, with respect to the equity interests of the companies we sold, title to the equity and assets sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representations and warranties in the purchase agreement for up to $13.75 million in losses, and for certain other matters.

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

In the preliminary purchase price allocation, goodwill of $7.0 million, deductible for tax purposes, and finite-lived intangible assets of $7.4 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SchoolReach was the expansion of our interactive services further into the education vertical market and anticipated synergies. SchoolReach has been combined with the Company’s SchoolMessenger business, within interactive services.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

911 Enable

On September 2, 2014, we acquired the 911 Enable business of Connexon Group, Inc. (“911 Enable”), a provider of emergency communications solutions for IP-based enterprise customers across the United States and Canada. The purchase price was approximately $42.4 million and was funded with cash on hand.

In the preliminary purchase price allocation, goodwill of $20.3 million, deductible for tax purposes, and finite-lived intangible assets of $21.7 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of 911 Enable was the expansion of our enterprise VoIP 911 and safety communications enabling improved emergency response services to business, government, education and non-profit organizations and anticipated synergies. The acquisition was integrated into Safety Services.

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

In the preliminary purchase price allocation, goodwill of $156.0 million, not deductible for tax purposes, and finite-lived intangible assets of $152.0 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Health Advocate were the opportunity to expand our services in the healthcare industry and anticipated synergies. Further, Health Advocate’s strong competitive position in the health advocacy market and Health Advocate’s suite of consumer focused services and health solutions, provides cross-selling opportunities with our existing healthcare client base.

SchoolMessenger

On April 21, 2014, we acquired Reliance Holdings, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $77.4 million and was funded with cash on hand.

In the purchase price allocation, goodwill of $50.4 million, not deductible for tax purposes, and finite-lived intangible assets of $40.1 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SchoolMessenger were the opportunity to expand our interactive services into the adjacent education vertical market and anticipated synergies. The acquisition was integrated into interactive services. During the three months ended March 31, 2015, we finalized our purchase price allocation for SchoolMessenger with no adjustments to the preliminary purchase price allocation.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for SchoolReach, 911 Enable and Health Advocate and the final fair value of assets acquired and liabilities assumed for the SchoolMessenger acquisition.

	SchoolReach	911 Enable	Health Advocate	SchoolMessenger
(Amounts in thousands)
Working Capital	$(2,056)	$596	$1,373	$(9,751)
Property and equipment	342	59	7,439	1,574
Other assets, net	—	—	72	—
Intangible assets	7,350	21,685	151,990	40,145
Goodwill	6,966	20,289	156,014	50,386

Total assets acquired	12,602	42,629	316,888	82,354

Non-current deferred taxes	—	—	43,034	4,231
Long-term liabilities	—	258	7,964	751

Total liabilities assumed	—	258	50,998	4,982

Net assets acquired	$12,602	$42,371	$265,890	$77,372

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the three months ended March 31, 2015 and 2014 of $0.8 million and $0.3 million, respectively, are included in selling, general and administrative expenses.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of SchoolReach, 911 Enable and Health Advocate were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within approximately twelve months following the respective acquisition dates.

Our 2014 acquisitions were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $35.2 million for the three months ended March 31, 2015. The net income impact of these acquisitions for the three months ended March 31, 2015 was not material.

Pro forma

Assuming the acquisition of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the three months ended March 31, 2014 would have been, in thousands (except per share amounts), as follows:

Revenue from continuing operations	$567,904
Income from continuing operations	$38,120
Income per common share from continuing operations-basic	$0.45
Income per common share from continuing operations-diluted	$0.45

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2014 and the three months ended March 31, 2015:

(Amounts in thousands)
Balance at January 1, 2014	$1,671,205
Acquisitions	234,964
Foreign currency translation adjustment	(21,023)
Acquisition accounting adjustments	(226)

Balance at December 31, 2014	$1,884,920

Balance at January 1, 2015	$1,884,920
Foreign currency translation adjustment	(16,632)
Acquisition accounting adjustments	(1,310)

Balance at March 31, 2015	$1,866,978

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset:

	As of December 31, 2014
(Amounts in thousands)	Acquired	Accumulated	Net Intangible
Intangible assets	Cost	Amortization	Assets
Client Relationships	$622,285	$(409,611)	$212,674
Technology & Patents	168,932	(82,536)	86,396
Trade names (indefinite-lived)	37,710	—	37,710
Trade names and trademarks (finite-lived)	65,866	(22,333)	43,533
Other intangible assets	20,526	(12,673)	7,853

Total	$915,319	$(527,153)	$388,166

	As of March 31, 2015
	Acquired	Accumulated	Net Intangible
Intangible assets	Cost	Amortization	Assets
Client Relationships	$609,526	$(405,496)	$204,030
Technology & Patents	166,752	(86,067)	80,685
Trade names (indefinite-lived)	37,710	—	37,710
Trade names and trademarks (finite-lived)	65,577	(23,698)	41,879
Other intangible assets	20,524	(13,524)	7,000

Total	$900,089	$(528,785)	$371,304

Amortization expense for finite-lived intangible assets was $16.5 million and $11.8 million for the three months ended March 31, 2015 and 2014, respectively. Estimated amortization expense for the intangible assets noted above for the year 2015 and the next five years is as follows:

2015	$63.1 million
2016	$51.1 million
2017	$41.7 million
2018	$37.6 million
2019	$33.7 million
2020	$28.0 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

(Amounts in thousands)	March 31, 2015	December 31, 2014
Accrued wages	$56,939	$52,311
Accrued phone	55,075	45,501
Accrued other taxes (non-income related)	39,278	39,249
Interest payable	29,880	44,523
Deferred income tax	8,502	1,117
Accrued employee benefit costs	1,265	3,261
Income taxes payable	2,131	1,045
Accrued lease expense	2,640	3,216
Acquisition obligation	—	6,115
Other current liabilities	34,797	32,086

	$230,507	$228,424

6.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations consisted of the following as of:

(Amounts in thousands)	March 31, 2015	December 31, 2014
Senior Secured Term Loan Facility, due 2016	$309,756	$310,536
Senior Secured Term Loan Facility, due 2018	1,813,250	1,813,250
Accounts Receivable Securitization, due 2018	—	185,000
Senior Secured Term Loan A Facility, due 2019	347,813	350,000
5 3/8% Senior Notes, due 2022	1,000,000	1,000,000

	3,470,819	3,658,786

Less: current maturities	(18,433)	(16,246)

Long-term obligations	$3,452,386	$3,642,540

Amended and Extended Asset Securitization

Our revolving trade accounts receivable financing facility (as amended from time to time, the “Securitization Facility”) among West, certain of our receivables originating subsidiaries, West Receivables Holdings LLC, West Receivables LLC, a wholly-owned, bankruptcy-remote indirect subsidiary, and Wells Fargo, as amended and restated August 26, 2013, provides for up to $185.0 million in receivables financing through August 27, 2018. The Securitization Facility provides for an unused commitment fee of 0.45% and a LIBOR spread on borrowings of 135 basis points. Under the Securitization Facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Securitization Facility has been amended from time to time to add originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. The Securitization Facility was most recently amended as of February 25, 2015 (“2015 Amendment”) primarily to provide for the divestiture of several of our agent-based businesses, a portion of which previously had been included in the Securitization Facility, to add originators and to modify certain concentration limits and reserves. After giving effect to the 2015 Amendment, based on the level of eligible receivables historically generated by participating originators, we anticipate between $130.0 million to $150.0 million in receivables financing to be available under the Securitization Facility.

At March 31, 2015, the Securitization Facility was undrawn. At December 31, 2014, $185.0 million was outstanding under the Securitization Facility. The highest outstanding balance during the three months ended March 31, 2015 and year ended December 31, 2014 was $185.0 million.

At March 31, 2015, we were in compliance with our financial debt covenants.

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

The carrying amount of the trading securities of $65.8 million and $63.3 million at March 31, 2015 and December 31, 2014, respectively, were equal to the quoted prices in active markets for identical assets.

The fair value of our 5.375% senior notes based on market quotes, which we determined to be Level 2 inputs, at March 31, 2015 was approximately $977.5 million compared to the carrying amount of $1.0 billion. At December 31, 2014, the fair value of our 5.375% senior notes was approximately $965.0 million compared to the carrying amount of $1.0 billion.

The fair value of our senior secured term loan A facility based on recent trading activity, which we determined to be Level 2 inputs, at March 31, 2015, was approximately $344.3 million compared to the carrying amount of $347.8 million. At December 31, 2014, the fair value of our senior secured term loan A facility approximated the carrying amount of $350.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and are obtained from an independent source. The fair value of our senior secured term loan facilities at March 31, 2015 was approximately $2,120.0 million compared to the carrying amount of $2,123.0 million. The fair value of our senior secured term loan facilities at December 31, 2014 was approximately $2,074.6 million compared to the carrying amount of $2,123.8 million.

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

2013 Long-Term Incentive Plan

Prior to the completion of our initial public offering (“IPO”) on March 27, 2013, we adopted, and subsequently amended, the 2013 Long-Term Incentive Plan (as amended, “2013 LTIP”), which is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock are available for stock options, restricted stock or other types of equity awards granted under the 2013 LTIP, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the 2013 LTIP. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the three months ended March 31, 2015.

	Stock or Options Available for Grant	Options Outstanding
		Number of Options	Weighted Average Exercise Price
Balance at January 1, 2015	6,278,516	2,954,227	$27.05
Options granted	—	—	—
Options exercised	—	(52,400)	22.92
Canceled or forfeited (2013 LTIP)	26,946	(26,946)	23.99
Canceled or forfeited (2006 EIP)	—	(64,892)	28.06
Restricted stock granted	(46,910)	—	—
Restricted stock cancelled	76,423	—	—

Balance at March 31, 2015	6,334,975	2,809,989	$27.13

At March 31, 2015, we expect that approximately 2.7 million options granted and outstanding will vest. At March 31, 2015, the intrinsic value of options vested and exercisable was approximately $12.4 million. The aggregate intrinsic value of options outstanding at March 31, 2015 was approximately $19.9 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at March 31, 2015 was approximately $19.1 million.

The following table presents information regarding the options granted under the 2006 EIP and 2013 LTIP at March 31, 2015:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	86,509	1.40	$13.12	86,509	$13.12
13.13 - 28.88	2,109,545	6.87	25.18	1,266,061	25.45
28.89 - 50.88	588,237	5.70	33.98	588,237	33.98
50.89 - 84.80	25,698	3.85	77.57	22,096	77.54

$0.00 - $84.80	2,809,989	6.43	$27.13	1,962,903	$28.05

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Options Outstanding
Executive Management Rollover Options		Weighted
	Number	Average
	of Shares	Exercise Price
Balance at January 1, 2015	12,416	$5.47
Exercised	(12,416)	5.47

Balance at March 31, 2015	—	$—

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2014. No options were granted during the three months ended March 31, 2015.

Three months
ended March 31, 2014
Risk-free interest rate	2.04%
Dividend yield	3.56%
Expected volatility	30.12%
Expected life (years)	6.25
Fair value of the option award	$5.27

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

Restricted Stock

During the three months ended March 31, 2015, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 9,410 shares of common stock with an aggregate fair value of approximately $300,000. These shares vest on the one-year anniversary of the date of grant. On January 2, 2015, 37,500 restricted shares with an aggregate fair value of $1.2 million were awarded to our new Chief Financial Officer. These shares vest over a period of four years with 25% of the restricted shares becoming unrestricted on each of the first through fourth anniversaries of the award.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During the three months ended March 31, 2015, 58,562 shares were issued under the ESPP. As of March 31, 2015, 329,787 shares had been issued under the ESPP. We recognized compensation expense for this plan of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Share-Based Compensation Expense

For the three months ended March 31, 2015 and 2014, share-based compensation expense was $5.4 million and $3.6 million, respectively.

At March 31, 2015 and 2014, there was approximately $6.0 million and $12.4 million, respectively, of unrecorded and unrecognized compensation expense related to unvested stock options under the 2006 EIP and 2013 LTIP, which will be recognized over the remaining vesting period of approximately 1.3 years as of March 31, 2015.

At March 31, 2015 and 2014, there was approximately $37.5 million and $3.8 million, respectively, of unrecorded and unrecognized compensation expense, related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 3.75 years as of March 31, 2015.

9.	EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2015	2014
Earnings per common share- basic:
Continuing operations	$0.58	$0.50
Discontinued operations	0.38	0.05

Total earnings per share-basic	$0.96	$0.55

Earnings per common share- diluted:
Continuing operations	$0.56	$0.49
Discontinued operations	0.37	0.05

Total earnings per share-diluted	$0.93	$0.54

Weighted average number of shares outstanding:
Basic common	84,125	83,803
Dilutive impact of Equity Incentive Plans:
Common shares	2,101	1,423
Diluted common shares	86,226	85,226

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that has a dilutive effect on earnings per share. At March 31, 2015 and 2014, 41,323 and 2,734,583 stock options, respectively, were outstanding with an exercise price equal to or exceeding the market value of our common stock and were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

10.	ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Activity within accumulated other comprehensive (loss) for the three months ended March 31, 2015 and 2014, was for foreign currency translation of our foreign subsidiaries and is presented net of tax.

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, January 1, 2015	$(37,506)
Foreign currency translation adjustment, net of tax of $17.321	(29,889)

BALANCE, March 31, 2015	$(67,395)

BALANCE, January 1, 2014	$(12,200)
Foreign currency translation adjustment, net of tax of $1,349	(2,285)

BALANCE, March 31, 2014	$(14,485)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

Following the divestiture on March 3, 2015, we implemented a revised organizational structure, which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. The Company manages various technology-driven communication service businesses with an operating focus consistent with the revised organizational structure for clients in various industries and geographic locations.

The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (“CODM”), reviews financial information prepared on a consolidated basis accompanied by disaggregated revenue and Adjusted EBITDA information by operating segment. The operating segments are organized for operational reasons and serve similar customers and industries. Each of our operating segments manage and process large scale, complex transactions that help our clients communicate effectively and efficiently with their customers. Based on an overall evaluation of all facts and circumstances, including consideration of the economic characteristics of the operating segments, the Company has aggregated its five operating segments into one reportable segment. Beginning in the first quarter of 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

For the three months ended March 31, 2015 and 2014, revenues from non-U.S. countries represented approximately 21% and 24%, respectively, of consolidated revenues. During the three months ended March 31, 2015 and 2014 revenue from the United Kingdom accounted for 12% and 13% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, is noted below:

	For the three months ended March 31,
(In thousands)	2015	2014
Revenue:
Americas - United States	$447,213	$404,849
Europe, Middle East & Africa (EMEA)	77,977	85,672
Asia Pacific	34,511	38,626
Americas - Other	5,789	5,993

Total	$565,490	$535,140

	As of March 31, 2015	As of December 31, 2014
Long-Lived Assets:
Americas - United States	$2,644,059	$2,686,553
Europe, Middle East & Africa (EMEA)	156,054	176,817
Asia Pacific	17,286	17,891
Americas - Other	1,714	1,816

Total	$2,819,113	$2,883,077

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $1.2 million and $(1.3) million for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, our largest 100 clients represented 44% and 47% of our total revenue, respectively. During the three months ended March 31, 2015 and 2014, no client represented greater than 10% of our consolidated revenue.

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

In connection with the sale of certain of our agent-based businesses to Alorica Inc., we agreed to indemnify the buyer, up to the full purchase price of $275.0 million, with respect to the equity interests of the companies we sold, title to the equity and assets sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representations and warranties in the purchase agreement for up to $13.75 million in losses, and for certain other matters.

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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

The following discussion and analysis of our financial condition and results of continuing operations should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and the Notes thereto.

Business Overview

We are a global provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. These solutions include unified communications and conferencing services, safety services, interactive services such as automated notifications, telecom services and specialized agent services. The scale and processing capacity of our proprietary technology platforms, combined with our expertise in managing voice and data transactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, education, technology and healthcare. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

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

Financial Operations Overview

Revenue

Revenue from our Unified Communications and Conferencing Services is generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications and Conferencing Services revenue is recognized on a user or network circuit basis.

Interactive Services revenue is generally billed, and revenue recognized, on a per call, per message or per minute basis, or ratably over the contract term.

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

Telecom Services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and revenue recognized based on usage.

Specialized Agent Services revenue is generally billed based on hours of input, number of contacts, number of personnel assigned, on a contingent basis or recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized ratably over the service period. Fees received for future service periods are deferred until the service is performed.

Cost of Services

The principal component of cost of services is our variable telephone expense. Significant components of our cost of services also include labor expense, primarily related to commissions for our sales force. We generally pay commissions to sales professionals on both new sales and incremental revenue generated from existing clients.

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

Key Drivers Affecting Our Financial Position and Results of Operations

Divestiture Activities. On March 3, 2015, we divested several of our agent-based businesses, including our consumer facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014.

Subject to a working capital true-up, this divestiture resulted in a $48.6 million gain on a pre-tax basis and a $29.6 million gain on an after tax basis which is included within income from discontinued operations. The total after tax gain realized on the sale was $38.2 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

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

On July 1, 2014, we issued $1.0 billion aggregate principal amount of our 5.375 percent notes due 2022 (the “2022 Senior Notes”). In July 2014, we used a portion of the net proceeds from the 2022 Senior Notes to redeem in full $500.0 million aggregate principal amount of our 8.625 percent senior notes due 2018 (the “2018 Senior Notes”) and $200.0 million aggregate principal amount of our 7.875 percent senior notes due 2019 (the “2019 Senior Notes”). Also, on July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay $250.0 million aggregate principal amount of the senior secured term loan facility due June 30, 2018 (the “2018 Maturity Term Loans”, and together with our senior secured term loan facility due July 15, 2016 (the “2016 Maturity Term Loans”), the “Term Loans”).

On July 1, 2014, we modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new term loan A facility (“TLA”) to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided, that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the TLA were received on November 14, 2014 and were used to redeem the 2019 Senior Notes. Annual amortization (payable in quarterly installments) in respect of the TLA will be payable at: a 2.5% annual rate in the year ending June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); a 5.0% annual rate in the year ending June 30, 2016; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

On November 14, 2014, we redeemed the 2019 Senior Notes. The debt call premium paid was 3.938% of the principal amount of the 2019 Senior Notes. In addition, the Company paid accrued and unpaid interest on the redeemed 2019 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2019 Senior Notes remained outstanding.

We used a portion of the $275.0 million proceeds received from the divestiture, completed on March 3, 2015, to repay $185.0 million that had been outstanding under our Securitization Facility, and we completed the repurchase of 1,000,000 shares at $29.596875 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions of common stock in a private transaction for an aggregate purchase price of approximately $29.6 million.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for stockholders. Since 2005, we have invested approximately $2.3 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

During 2014, we closed four acquisitions for an aggregate purchase price of $398.3 million. The acquisitions of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger closed on November 3, 2014, September 2, 2014, June 13, 2014, and April 21, 2014, respectively. The results of the acquisitions have been included in in our operating results since their respective acquisition dates.

Overview of 2015 Results

The following overview highlights the areas we believe are important in understanding the results of our continuing operations for the three months ended March 31, 2015. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. Unless otherwise stated, financial results discussed herein refer to continuing operations.

•	Our revenue increased $30.4 million, or 5.7%, during the three months ended March 31, 2015 compared to revenue during the three months ended March 31, 2014.

•	Our operating income decreased $3.5 million, or 3.1%, during the three months ended March 31, 2015 compared to operating income during the three months ended March 31, 2014.

•	On March 3, 2015, we completed the divestiture of certain of our agent-based businesses for $275.0 million in cash. This divestiture resulted in a $48.6 million gain on a pre-tax basis and a $38.2 million gain on an after tax basis. The total after tax gain realized on the sale was $38.2 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014. Following the divestiture, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, our five operating segments are aggregated into one reportable segment. Beginning in the first quarter of 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

•	On March 18, 2015, we completed an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share, including 1,650,000 shares of common stock sold by the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. Concurrent with the closing of the offering, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $29.596875 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $29.6 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue: The table below summarizes, the change in our revenue for the three months ended March 31, 2015, compared to the revenue for the three months ended March 31, 2015.

	Amounts in millions	Contribution to Growth %
Revenue for the three months ended March 31, 2014	$535.1
Revenue from acquired entities	35.2	6.6%
Estimated impact of foreign exchange rates	(10.0)	(1.9%	)
Loss of a large conferencing client in 2014	(10.2)	(1.9%	)
Organic growth, net	15.4	2.9%

Revenue for the three months ended March 31, 2015	$565.5	5.7%

Total revenue for the three months ended March 31, 2015 increased approximately $30.4 million, or 5.7%, to $565.5 million from $535.1 million for the three months ended March 31, 2014. This increase included revenue of $35.2 million from the acquisitions of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger. The acquisitions of SchoolReach, 911 Enable, Health Advocate and School Messenger closed on November 3, 2014, September 2, 2014, June 13, 2014 and April 21, 2014, respectively, and their results have been included in our operations since their respective acquisition dates.

Foreign exchange rates had a negative impact of approximately $10.0 million on our revenues this quarter when comparing the foreign exchange rates in place for the three months ended March 31, 2015 to those in place in for the three months ended March 31, 2014. Our constant currency organic growth rate was approximately 1%.

The loss of a large conferencing client, which we announced early in 2014, had minimal impact on revenue in the first quarter of 2014. However, when compared to the three months ended March 31, 2014, the loss of this conferencing client had a $10.2 million impact on our revenue for the three months ended March 31, 2015.

The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 2.4% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, the average rate per minute for reservationless conferencing services declined by approximately 9.6% compared to the three months ended March 31, 2014.

During the three months ended March 31, 2015 and 2014, our largest 100 clients represented 44% and 47% of our total revenue, respectively. During the same periods our international revenue declined $12.0 million to $118.3 million. This decrease is largely due to the change in foreign exchange rates, particularly the British Pound Sterling and the Euro, compared to the foreign exchange rates during the three months ended March 31, 2014.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $14.2 million, or 6.3%, in the three months ended March 31, 2015, to $239.7 million, from $225.5 million for the three months ended March 31, 2014. The increase in cost of services during the three months ended March 31, 2015 included $12.8 million from the four acquisitions completed in 2014. The remaining increase of $1.4 million was primarily driven by increased service volume. As a percentage of revenue, cost of services increased to 42.4% for the three months ended March 31, 2015, from 42.1% for the three months ended March 31, 2014.

Selling, general and administrative expenses: SG&A expenses increased by approximately $19.7 million, or 10.1%, to $215.1 million for the three months ended March 31, 2015 from $195.4 million for the three months ended March 31, 2014. The increase in SG&A expenses during the three months ended March 31, 2015 included $21.3 million from the four acquisitions completed in 2014. The $21.3 million of SG&A from acquired entities includes $7.2 million of amortization of acquired intangible assets and $1.5 million of depreciation. As a percentage of revenue, SG&A expenses increased to 38.0% for the three months ended March 31, 2015 from 36.5% for the three months ended March 31, 2014.

Operating income: Operating income decreased $3.5 million, or 3.1%, to $110.7 million for the three months ended March 31, 2015 from $114.2 million for the three months ended March 31, 2014. As a percentage of revenue, operating income decreased to 19.6% for the three months ended March 31, 2015 from 21.3% for the three months ended March 31, 2014.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency, expenses, net of recoveries, of transition service agreements in connection with the sale of certain of our agent-based businesses and interest income from short-term investments. Other income (expense) for the three months ended March 31, 2015 was ($35.0) million compared to ($48.2) million for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2015 was $38.8 million compared to $49.1 million during the three months ended March 31, 2014. This decrease in interest expense is due to the refinancing activities we completed in 2014.

During the three months ended March 31, 2015, we recognized a $1.4 million gain on foreign currency transactions denominated in currencies other than the functional currency compared to no loss on foreign currencies during the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014 we recognized a $1.3 million gain and $0.6 million gain in marking the investments in our non-qualified retirement plans to market, respectively. This mark-to-market gain, recognized in other income, on the investments is offset by additional compensation expense related to the non-qualified retirement plans that is recorded in SG&A expense.

Income from continuing operations: Our income from continuing operations increased $6.5 million for the three months ended March 31, 2015 to $48.6 million from $42.1 million for the three months ended March 31, 2014. The increase in net income was driven primarily by $10.3 million lower interest expense and a lower effective tax rate. This reduction in interest expense was offset by a $3.5 million reduction in operating income. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 35.75% for the three months ended March 31, 2015, compared to 36.18% for the three months ended March 31, 2014. This decrease in the effective tax rate during the three months ended March 31, 2015, is primarily due to a decrease in the accrual for foreign tax on unremitted earnings and a decrease for uncertain tax positions.

Earnings per common share from continuing operations: Earnings per common share-basic and diluted from continuing operations for the three months ended March 31, 2015 were $0.58 and $0.56, respectively. Earnings per common share-basic and diluted from continuing operations for the three months ended March 31, 2014 were $0.50 and $0.49, respectively.

Discontinued Operations

On March 3, 2015, we divested several of our agent-based businesses, including our consumer facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014. Subject to a working capital adjustment, this divestiture resulted in a $48.6 million gain on a pre-tax basis and a $38.2 million gain on an after tax basis which is included within income from discontinued operations. The total after tax gain realized on the sale was $38.2 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

As a result of the divestiture, the related operating results have been reflected as discontinued operations for all periods presented, and the related assets and liabilities at December 31, 2014 were classified as held for sale and measured at the lower of their carrying value or fair value less costs to sell. Corporate overhead expenses and other shared services expenses that had previously been allocated to these business units are included in continuing operations. These expenses up to the date of closing on the divestiture were $3.2 million and are reflected in SG&A.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2015 and 2014:

(Amounts in thousands)	2015	2014
Revenue	$102,251	$142,939
Operating income	3,300	7,667
Gain on disposal	48,556	—
Income before income tax expense	51,683	7,636
Income tax expense	19,817	3,455

Income from discontinued operations	$31,866	$4,181

On January 30, 2015, we entered into an exclusive sales listing agreement to market certain land, building and improvements which were primarily occupied by the agent-based businesses we later divested on March 3, 2015. The net book value of these assets is $17.5 million and, they are presented on our March 31, 2015 condensed consolidated balance sheet as assets held for sale and measured at the lower of their carrying amount of fair value less costs to sell.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations supplemented by borrowings under our senior secured credit facilities, revolving credit facilities and asset securitization facilities.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments, quarterly dividends, repurchase common stock and the repayment of principal on debt.

The following table summarizes our net cash flows by category from continuing operations for the periods presented:

	For the Three Months Ended March 31,
(Amounts in thousands)	2015	2014	Change	% Change
Net cash flows from continuing operating activities	$58,396	$77,812	$(19,416)	25.0%
Net cash flows used in continuing investing activities	$(38,403)	$(31,432)	$(6,974)	22.2%
Net cash flows used in continuing financing activities	$(234,482)	$(22,716)	$(211,766)	NM

NM - Not meaningful.

Net cash flows from continuing operating activities decreased $19.4 million, or 25.0%, to $58.4 million for the three months ended March 31, 2015 compared to net cash flows from continuing operating activities of $77.8 million for the three months ended March 31, 2014. The decrease in net cash flows from operating activities was primarily due to an increase in income tax payments of $14.8 million and the timing of debt related interest payments of $8.6 million. The Company has elected, for U.S. federal tax purposes, to make its first quarter estimated tax payments based on 25% of prior year tax liability. As a result of the estimated 2014 federal income taxes being greater than 2013 federal income taxes, the estimate paid in the first quarter of 2015 was greater than that paid in the first quarter of 2014. These reductions in cash flows from continuing operations were partially offset by increased income from continuing operations and other net reductions in working capital.

Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 60 days at March 31, 2015, compared to 62 days at March 31, 2014.

Net cash flows used in continuing investing activities increased $7.0 million to $38.4 million for the three months ended March 31, 2015 compared to net cash flows used in continuing investing activities of $31.4 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, cash used for capital expenditures, primarily for the purchase of software and computer equipment, was $36.3 million compared to $32.2 million for the three months ended March 31, 2014.

Net cash flows used in continuing financing activities was $234.5 million for the three months ended March 31, 2015 compared to net cash flows used in continuing financing activities of $22.7 million for the three months ended March 31, 2014. We used a portion of the $275.0 million proceeds received from the divestiture, completed on March 3, 2015, to repay $185.0 million that had been outstanding under our Securitization Facility. During the three months ended March 31, 2015, we completed the repurchase of 1,000,000 shares of common stock in a private transaction for an aggregate purchase price of approximately $29.6 million.

During the three months ended March 31, 2015, we paid $3.0 million in principal repayments on long-term obligations. No principal repayments were required or made during the three months ended March 31, 2014. During the three months ended March 31, 2015, dividends of $19.0 million were paid to holders of our common stock compared to $18.9 million during the three months ended March 31, 2014.

As of March 31, 2015, the amount of cash and cash equivalents held by our foreign subsidiaries was $80.9 million. We have accrued U.S. taxes on $196.2 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $196 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we presently intend to pay a quarterly cash dividend at a rate equal to approximately $19.1 million per quarter (or an annual rate of $76.6 million). Based on approximately 85.1 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On May 5, 2015, we announced a $0.225 per common share quarterly dividend. The dividend is payable May 28, 2015 to stockholders of record as of the close of business on May 18, 2015.

Proceeds from the sale of certain agent-based businesses on March 3, 2015 were approximately $275.0 million and are included in net cash flows from discontinued operations in our condensed consolidated statements of cash flows. These proceeds will provide us with greater flexibility to pursue potential acquisition opportunities, invest in our businesses, fund potential dividend payments, repurchase shares of our common stock or other de-leveraging strategies.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Senior Secured Term Loan Facility

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into the Fourth Amendment. The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans. As of March 31, 2015, the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.00% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors as of March 31, 2015 were 0.75% for the LIBOR component of LIBOR rate Term Loans and 1.75% for the base rate component of base rate Term Loans.

On July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay a portion of the 2018 Maturity Term Loans. The total aggregate principal amount repaid on the 2018 Maturity Term Loans was $250.0 million. Our Senior Secured Credit Facilities bear interest at variable rates. At March 31, 2015, our Senior Secured Credit Facilities required annual principal payments for Term Loans of approximately $3.1 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,813.3 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the Term Loans under the Senior Secured Credit Facilities for the three months ended March 31, 2015 and 2014 were 3.90% and 4.07%, respectively.

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

The TLA notes bear interest at variable rates. The interest rate margin applicable to the TLA are based on the Company’s total leverage ratio and range from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at March 31, 2015) and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at March 31, 2015).

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

The interest rate margin applicable to the Senior Secured Revolving Credit Facility is based on our total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at March 31, 2015), and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at March 31, 2015). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility. The commitment fee in respect of unused commitments under the Senior Secured Revolving Credit Facility is subject to adjustment based upon our total leverage ratio.

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

The Senior Secured Revolving Credit Facility was undrawn at March 31, 2015. The average daily outstanding balance of the Senior Secured Revolving Credit Facility during the three months ended March 31, 2015 was $20.2 million. The highest balance outstanding on the Senior Secured Revolving Credit Facility during the three months ended March 31, 2015 was $100.0 million. The Senior Secured Revolving Credit Facility was undrawn during the three months ended March 31, 2014.

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

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

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

Securitization Facility

Our Securitization Facility provides for an unused commitment fee of 0.45% and a LIBOR spread on borrowings of 135 basis points. Under the Securitization Facility, West Receivables Holdings LLC sells or contributes trade accounts receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed accounts receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes.

The Securitization Facility has been amended from time to time to add originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. The Securitization Facility was most recently amended as of February 25, 2015 by the 2015 Amendment primarily to provide for the divestiture of several of our agent-based businesses, a portion of which previously had been included in the Securitization Facility, to add originators and to modify certain concentration limits and reserves. After giving effect to the 2015 Amendment, based on the level of eligible receivables historically generated by participating originators, we anticipate between $130.0 million to $150.0 million in receivables financing to be available under the Securitization Facility.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At March 31, 2015, the Securitization Facility was undrawn. At December 31, 2014, $185.0 million was outstanding under the Securitization Facility. The highest outstanding balance during the three months ended March 31, 2015 and year ended December 31, 2014 was $185.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Amended Credit Agreement) may not exceed 6.25 to 1.0 at March 31, 2015, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2015. We previously reported a 4.6x ratio of total debt to Adjusted EBITDA for December 31, 2014 in our Annual Report on Form 10-K. The ratio reported in our Annual Report on Form 10-K was consistent with our historical debt covenant calculations and included both continuing operations and discontinued operations. Our ratio of total debt to Adjusted EBITDA was 4.93x and 4.9x at March 31, 2015 and December 31, 2014, respectively, when calculated on a continuing operations basis. The Amended Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business.

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

2022 Senior Notes—The indenture governing the 2022 Senior Notes contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at March 31, 2015.

Securitization Facility—The Securitization Facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our Senior Secured Credit Facility.

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

Contractual Obligations

We have contractual obligations that may affect our financial condition. However, based on management’s assessment of the underlying provisions and circumstances of our material contractual obligations, management believes there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on our financial condition or results of operations.

The following table summarizes our contractual obligations at March 31, 2015:

Contractual Obligations (Amounts in thousands)	Payment due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Senior Secured Term Loan Facility, due 2016	$309,756	$3,121	$306,635	$—	$—
Senior Secured Term Loan Facility, due 2018	1,813,250	—	—	1,813,250	—
TLA Facility due 2019	347,813	15,312	56,875	275,626	—
5.375% Senior Notes due 2022	1,000,000	—	—	—	1,000,000
Interest payments on fixed rate debt	349,375	53,750	107,500	107,500	80,625
Estimated interest payments on variable rate debt (1)	263,655	80,820	150,664	32,171	—
Operating leases	129,455	25,631	38,811	24,124	40,889
Contractual minimums under telephony agreements	115,000	81,000	34,000	—	—
Purchase obligations (2)	84,199	72,963	9,194	2,042	—

Total contractual cash obligations	$4,412,503	$332,597	$703,679	$2,254,713	$1,121,514

(1)	Interest rate assumptions based on April 16, 2015 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At March 31, 2015, we had accrued $35.3 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $36.3 million for the three months ended March 31, 2015, compared to $32.2 million for the three months ended March 31, 2014. We currently estimate our capital expenditures for 2015 to be between $150.0 million to $170.0 million, primarily for software and computer equipment.

Off-Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2015 and are renewed as required. The outstanding commitment on these obligations at March 31, 2015 was $6.8 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014. There have not been any significant changes with respect to these policies during the three months ended March 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of March 31, 2015, we had $2,123.0 million outstanding under our Senior Secured Credit Facilities, $1.0 billion outstanding under our 2022 Senior Notes, and $347.8 million outstanding under our TLA facility.

Due to the interest rate floors on the Senior Secured Credit Facilities, our variable rate debt on these facilities would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors of 75 basis points. At March 31, 2015, the 30 and 90 day LIBOR rates were approximately 0.1780% and 0.2754%, respectively. A 50 basis point change in the variable interest rate at March 31, 2015 would have no impact on the variable interest rates of the senior secured term loan facilities due in 2016 and 2018, respectively. Every 50 basis basis point increase in variable interest rates above the LIBOR interest rate floor would increase our quarterly interest expense by approximately $2.7 million on our senior secured term loan facilities due in 2016 and 2018, respectively. The TLA does not include an interest rate floor. A 50 basis point increase in the variable rate of the TLA at March 31, 2015 would increase our quarterly interest expense by approximately $0.4 million. As a result of the interest rate floors and prevailing LIBOR rates, material rate increases on our variable rate debt in the immediate and near term are unlikely.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries.

Based on our level of operating activities in foreign operations during the three months ended March 31, 2015, a five percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by less than one percent.

For the three months ended March 31, 2015 and 2014, revenues from non-U.S. countries were approximately 21% and 24% of consolidated revenues, respectively. During these periods, revenue from the United Kingdom accounted for 12% and 13% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At March 31, 2015 and December 31, 2014, long-lived assets from non-U.S. countries were approximately 6% and 7% of consolidated long-lived assets, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At March 31, 2015, we had no cash flow hedges outstanding.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of March 31, 2015, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks described under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014. If any of the risks described therein occur, our business, financial condition, liquidity and results of operations could be materially affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the first quarter of 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	—	$—	—	—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	1,000,000	29.57	—	—

Total	1,000,000	$29.57	—	—

(1)	On March 18, 2015 we purchased 1,000,000 shares of our common stock from the selling stockholders in a private transaction for an aggregate purchase price of approximately $29.6 million. This private transaction was concurrent with an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share.

Item 6. Exhibits

10.01	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (incorporated by reference to Exhibit 10.45 to Form 10-K filed on February 19, 2015)(1)

10.02	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (incorporated by reference to Exhibit 10.47 to Form 10-K filed on February 19, 2015) (1)

10.03	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.49 to Form 10-K filed on February 19, 2015) (1)

10.04	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.52 to Form 10-K filed on February 19, 2015) (1)

10.05	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and David J. Treinen, dated December 31, 2008 (incorporated by reference to Exhibit 10.54 to Form 10-K filed on February 19, 2015) (1)

10.06	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Jan Madsen, dated December 24, 2014 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on February 19, 2015) (1)

10.07	Employment Agreement between West Corporation and David C. Mussman, dated December 31, 2008 (incorporated by reference to Exhibit 10.57 to Form 10-K filed on February 19, 2015) (1)

10.08	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and David C. Mussman, dated December 31, 2008 (incorporated by reference to Exhibit 10.58 to Form 10-K filed on February 19, 2015) (1)

10.09	Amendment No. 1 to Asset Contribution and Equity Purchase agreement dated as of January 7, 2015 by and between Alorica Inc. and West Corporation dated as of March 3, 2015 **

10.10	Stock Repurchase Agreement, dated March 9, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2015)

15.01	Awareness letter of Independent Registered Public Accounting Firm **

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2015, filed on May 7, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Jan D. Madsen
Jan D. Madsen
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: May 7, 2015

Exhibit Index

Exhibit Number

10.01	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (incorporated by reference to Exhibit 10.45 to Form 10-K filed on February 19, 2015)(1)

10.02	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (incorporated by reference to Exhibit 10.47 to Form 10-K filed on February 19, 2015) (1)

10.03	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Paul M. Mendlik, dated December 31, 2008 (incorporated by reference to Exhibit 10.49 to Form 10-K filed on February 19, 2015) (1)

10.04	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Todd B. Strubbe, dated September 28, 2009 (incorporated by reference to Exhibit 10.52 to Form 10-K filed on February 19, 2015) (1)

10.05	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and David J. Treinen, dated December 31, 2008 (incorporated by reference to Exhibit 10.54 to Form 10-K filed on February 19, 2015) (1)

10.06	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and Jan Madsen, dated December 24, 2014 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on February 19, 2015) (1)

10.07	Employment Agreement between West Corporation and David C. Mussman, dated December 31, 2008 (incorporated by reference to Exhibit 10.57 to Form 10-K filed on February 19, 2015) (1)

10.08	Exhibit A dated February 18, 2015 to the Employment Agreement between West Corporation and David C. Mussman, dated December 31, 2008 (incorporated by reference to Exhibit 10.58 to Form 10-K filed on February 19, 2015) (1)

10.09	Amendment No. 1 to Asset Contribution and Equity Purchase agreement dated as of January 7, 2015 by and between Alorica Inc. and West Corporation dated as of March 3, 2015 **

10.10	Stock Repurchase Agreement, dated March 9, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2015)

15.01	Awareness letter of Independent Registered Public Accounting Firm **

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2015, filed on May 7, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit: and (vi) the Notes to Condensed Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith