Form 10-Q
period 2015-06-30
WEST CORP
filed 2015-08-05
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 29, 2015, 82,861,282 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of stockholders’ deficit and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

August 5, 2015

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE	$571,891	$552,319	$1,137,381	$1,087,459
COST OF SERVICES	245,266	239,695	484,967	465,206
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	210,192	197,063	425,288	392,502

OPERATING INCOME	116,433	115,561	227,126	229,751

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $173, $32, $199 and $166	(38,433)	(48,361)	(77,275)	(97,337)
Other, net	(100)	2,473	3,739	3,226

Other expense	(38,533)	(45,888)	(73,536)	(94,111)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	77,900	69,673	153,590	135,640

INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	28,677	25,146	55,733	49,016

INCOME FROM CONTINUING OPERATIONS	49,223	44,527	97,857	86,624

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	358	3,232	32,224	7,413

NET INCOME	$49,581	$47,759	$130,081	$94,037

EARNINGS PER COMMON SHARE - BASIC:
Continuing Operations	$0.59	$0.53	$1.17	$1.03
Discontinued Operations	0.00	0.04	0.38	0.09

Total Earnings Per Common Share - Basic	$0.59	$0.57	$1.55	$1.12

EARNINGS PER COMMON SHARE - DILUTED:
Continuing Operations	$0.58	$0.52	$1.14	$1.01
Discontinued Operations	0.00	0.04	0.37	0.09

Total Earnings Per Common Share - Diluted	$0.58	$0.56	$1.51	$1.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	83,394	83,953	83,758	83,879

Diluted	85,592	85,398	85,920	85,312

DIVIDENDS DECLARED:
Dividends declared per common share	$0.225	$0.225	$0.45	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$49,581	$47,759	$130,081	$94,037

Foreign currency translation adjustments, net of tax of $(4,762), $(1,767), $12,371 and $(418)	8,171	2,993	(21,718)	708

Comprehensive income	$57,752	$50,752	$108,363	$94,745

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,492	$115,061
Trust and restricted cash	20,134	18,573
Accounts receivable, net of allowance of $9,188 and $7,544	375,939	355,625
Prepaid assets	50,264	45,242
Deferred expenses	62,593	65,317
Other current assets	36,152	30,575
Assets held for sale	17,524	304,605

Total current assets	721,098	934,998
PROPERTY AND EQUIPMENT:
Property and equipment	1,047,698	1,045,769
Accumulated depreciation and amortization	(723,234)	(695,739)

Total property and equipment, net	324,464	350,030
GOODWILL	1,881,074	1,884,920
INTANGIBLE ASSETS, net of accumulated amortization of $559,119 and $527,153	364,488	388,166
OTHER ASSETS	258,750	259,961

TOTAL ASSETS	$3,549,874	$3,818,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$87,162	$91,353
Deferred revenue	141,368	144,413
Accrued expenses	216,945	228,424
Current maturities of long-term debt	10,310	16,246
Liabilities held for sale	—	84,788

Total current liabilities	455,785	565,224

LONG-TERM OBLIGATIONS, less current maturities	3,447,230	3,642,540
DEFERRED INCOME TAXES	90,904	96,632
OTHER LONG-TERM LIABILITIES	181,877	173,320

Total liabilities	4,175,796	4,477,716

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value 475,000 shares authorized, 84,721 and 84,272 shares issued and 82,629 and 84,180 shares outstanding, respectively	85	84
Additional paid-in capital	2,179,545	2,155,864
Retained deficit	(2,681,063)	(2,772,775)
Accumulated other comprehensive loss	(59,224)	(37,506)
Treasury stock at cost (2,092 shares and 92 shares, respectively)	(65,265)	(5,308)

Total stockholders’ deficit	(625,922)	(659,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,549,874	$3,818,075

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$97,857	$86,624
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation	54,194	51,351
Amortization	39,469	31,078
Provision for share-based compensation	11,411	6,147
Deferred income tax expense (benefit)	2,202	(9,769)
Amortization of deferred financing costs	10,009	9,754
Other	220	6
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(20,977)	(23,402)
Other assets	(23,675)	(45,670)
Accounts payable	18,812	23,647
Accrued wages and benefits	(3,741)	(1,580)
Accrued interest payable	(19,524)	(3,054)
Accrued expenses and other liabilities	(9,733)	59,158

Net cash flows from continuing operating activities	156,524	184,290
Net cash flows (used in) from discontinued operating activities	(6,962)	17,539

Total net cash flows from operating activities	149,562	201,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(17,296)	(341,925)
Purchases of property and equipment	(64,864)	(66,329)
Other	(1,561)	(573)

Net cash flows used in continuing investing activities	(83,721)	(408,827)
Net cash flows from (used in) discontinued investing activities	269,540	(9,402)

Total net cash flows used in investing activities	185,819	(418,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	139,000	185,000
Payments on revolving credit facilities	(324,000)	—
Payments of deferred financing and other debt-related costs	(234)	(5,981)
Principal repayments on long-term obligations	(16,246)	—
Proceeds from stock options exercised and ESPP shares issued including excess tax benefits	8,462	3,533
Dividends paid	(37,767)	(37,815)
Repurchase of common stock	(59,957)	—

Net cash flows (used in) from continuing financing activities	(290,742)	144,737
Net cash flows (used in) from discontinued financing activities	—	—

Total net cash flows (used in) from financing activities	(290,742)	144,737

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,208)	1,323
NET CHANGE IN CASH AND CASH EQUIVALENTS	43,431	(70,340)
CASH AND CASH EQUIVALENTS, Beginning of period	115,061	230,041

CASH AND CASH EQUIVALENTS, End of period	$158,492	$159,701

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock	Additional Paid - in Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
BALANCE, January 1, 2015	$84	$2,155,864	$(2,772,775)	$(5,308)	$(37,506)	$(659,641)
Net income			130,081			130,081
Dividends declared (cash dividend - $0.45 per share)			(38,369)			(38,369)
Foreign currency translation adjustment, net					(21,718)	(21,718)
Purchase of stock at cost (2,000,000 shares)				(59,957)		(59,957)
Executive Deferred Compensation Plan activity (49,307 shares issued)		3,844				3,844
Shares issued from the Employee Stock Purchase Plan (131,865 shares)		3,745				3,745
Stock options exercised including related tax benefits (251,943 shares)	1	5,631				5,632
Share-based compensation		10,461				10,461

BALANCE, June 30, 2015	$85	$2,179,545	$(2,681,063)	$(65,265)	$(59,224)	$(625,922)

BALANCE, January 1, 2014	$84	$2,132,441	$(2,855,189)	$(5,308)	$(12,200)	$(740,172)
Net income			94,037			94,037
Dividends declared (cash dividend - $0.45 per share)			(37,758)			(37,758)
Foreign currency translation adjustment, net					708	708
Executive Deferred Compensation Plan activity (59,260 shares issued)		1,358				1,358
Shares issued from the Employee Stock Purchase Plan (153,375 shares)		3,236				3,236
Stock options exercised including related tax benefits (88,639 shares)		786				786
Share based compensation		5,065				5,065

BALANCE, June 30, 2014	$84	$2,142,886	$(2,798,910)	$(5,308)	$(11,492)	$(672,740)

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

As a result of the sale, the related operating results for these businesses have been reflected as discontinued operations for all periods presented and the related assets and liabilities were classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell at December 31, 2014. Unless otherwise stated, financial results discussed herein refer to continuing operations.

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

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany balances and transactions have been eliminated. Our results for the six months ended June 30, 2015 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue Recognition – The Company’s revenue recognition policies follow the standards established by the Securities and Exchange Commission Topic 13: Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. Amounts billed in advance of providing service are deferred and recorded as deferred revenue or other long-term liabilities on the balance sheet until service has been provided.

Dividend – We funded the dividends paid in 2014 and the first six months of 2015 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On each of February 19, 2015 and May 28, 2015 we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $19.0 million and $18.8 million to stockholders of record as of the close of business on February 10, 2015 and May 18, 2015, respectively, for a total of $37.8 million. On August 3, 2015, we announced a $0.225 per common share quarterly dividend. The dividend is payable September 3, 2015 to stockholders of record as of the close of business on August 24, 2015.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 24, 2015 and July 22, 2015, we completed an underwritten public offering of 7,000,000 and 200,000 shares of common stock, respectively, by certain of our existing stockholders at a public offering price of $30.75 per share, with the 200,000 shares of common stock sold by the selling stockholders pursuant to a partial exercise of the underwriters’ option to purchase additional shares. Concurrent with the closing of the offering on June 24, 2015, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $30.36 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $30.4 million.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is in the process of assessing the impact of this standard on the Company’s financial statements.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subject to a final working capital adjustment, the divestiture resulted in a $48.6 million gain on a pre-tax basis and a $29.6 million gain on an after tax basis which is included within income from discontinued operations for the six months ended June 30, 2015. The total after tax gain realized on the sale was $38.2 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014. The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$—	$140,699	$102,251	$283,638

Operating income	551	6,353	3,851	14,020

Gain on disposal	—	—	48,556	—

Income before income tax expense	551	6,285	52,234	13,921

Income tax expense	193	3,053	20,010	6,508

Income from discontinued operations	$358	$3,232	$32,224	$7,413

During the three months ended June 30, 2015 we recorded in non-operating other expense $1.3 million of transition services costs associated with the divestiture, net of transition services revenue of $0.1 million. During the six months ended June 30, 2015 we recorded in non-operating other expense $1.1 million of transition services costs associated with the divestiture, net of transition services revenue of $0.5 million.

On January 30, 2015, we entered into an exclusive sales listing agreement to market certain land, building and improvements which were primarily occupied by the agent businesses we later divested on March 3, 2015. The net book value of these assets is $17.5 million and the assets are presented on our June 30, 2015 condensed consolidated balance sheet as assets held for sale and measured at the lower of their carrying amount or fair value less costs to sell.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the assets and liabilities of discontinued operations which were held for sale as of June 30, 2015 and December 31, 2014:

	As of
(Amounts in thousands)	June 30, 2015	December 31, 2014
Assets:

Cash and cash equivalents	$—	$—

Trust and restricted cash	—	2,411

Accounts receivable net of allowance of $0 and $521	—	92,699

Deferred income taxes	—	8,974

Other assets	—	5,499

Property and equipment, net	17,524	38,146

Goodwill	—	152,716

Intangible and other assets	—	4,160

Total assets held for sale	$17,524	$304,605

Liabilities:

Accounts payable	$—	$19,660

Accrued expenses	—	29,249

Deferred income taxes	—	33,181

Other liabilities	—	2,698

Total liabilities held for sale	$—	$84,788

Net assets held for sale	$17,524	$219,817

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	ACQUISITIONS

SharpSchool

Effective June 1, 2015, we completed the acquisition of substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool, a leading provider of website and content management system software-as-a-service solutions for the K-12 education market (“SharpSchool”). The purchase price was approximately $17.2 million and was funded with cash on hand.

In the preliminary purchase price allocation, goodwill of $8.4 million, partially deductible for tax purposes under Canadian tax rules governing asset acquisitions, and finite-lived intangible assets of $8.9 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SharpSchool were the expansion of our interactive services further into the education vertical market and anticipated synergies which are expected to result in a more efficient and faster growing K-12 business for West. SharpSchool has been integrated into the Interactive Services operating segment.

SchoolReach

On November 3, 2014, we completed the acquisition of the assets of GroupCast, L.L.C., a provider of alert and notification services for corporations, government entities and K-12 school districts that operates under two brands, GroupCast and SchoolReach (“SchoolReach”). SchoolReach is a provider of notification systems for thousands of smaller public school districts and private schools throughout the United States. The purchase price was approximately $13.5 million, less a working capital adjustment of $1.0 million, and was funded with cash on hand.

In the preliminary purchase price allocation, goodwill of $6.9 million, deductible for tax purposes under U.S. tax rules governing asset acquisitions, and finite-lived intangible assets of $7.4 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SchoolReach were the expansion of our interactive services further into the education vertical market and anticipated synergies. SchoolReach has been integrated into the Interactive Services operating segment.

911 Enable

On September 2, 2014, we acquired the 911 Enable business of Connexon Group, Inc. (“911 Enable”), a provider of emergency communications solutions for IP-based enterprise customers across the United States and Canada. The purchase price was approximately $42.4 million and was funded with cash on hand.

In the preliminary purchase price allocation, goodwill of $20.3 million, deductible for tax purposes under U.S. tax rules governing asset acquisitions, and finite-lived intangible assets of $21.7 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of 911 Enable were the expansion of our enterprise VoIP 911 and safety communications services enabling improved emergency response services to business, government, education and non-profit organizations and anticipated synergies. The acquisition has been integrated into the Safety Services operating segment.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Health Advocate

On June 13, 2014, we acquired Health Advocate, Inc. (“Health Advocate”), a leading provider of healthcare advocacy services. The purchase price was approximately $265.9 million and was funded with cash on hand and use of our revolving trade accounts receivable financing facility.

Health Advocate serves an estimated 10 million subscribers through more than 10,000 client relationships, including many of the nation’s largest employers, by helping members personally navigate healthcare and insurance-related issues, saving them time and money. Health Advocate leverages the power of pricing transparency and personalized health communications to help members make better informed decisions and get more value out of the healthcare system. Additional services include wellness coaching, employee assistant programs (EAPs), a nurse line, biometrics screenings and chronic care solutions. Health Advocate’s technology platform combined with clinical and health plan and claims billing experts can support consumers with a wide range of healthcare or health insurance issues.

In the purchase price allocation, goodwill of $156.0 million, not deductible for tax purposes under U.S. tax rules governing stock acquisitions, and finite-lived intangible assets of $152.0 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Health Advocate were the opportunity to expand our services in the healthcare industry and anticipated synergies. Further, Health Advocate’s strong competitive position in the health advocacy market and Health Advocate’s suite of consumer focused services and health solutions provide cross-selling opportunities with our existing healthcare client base. The acquisition of Health Advocate was integrated into our Specialized Agent Services operating segment. During the six months ended June 30, 2015, we made an adjustment to the preliminary purchase price allocation decreasing goodwill and increasing fixed assets for $1.4 million and finalized our purchase price allocation.

SchoolMessenger

On April 21, 2014, we acquired Reliance Holdings, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $77.4 million and was funded with cash on hand.

In the purchase price allocation, goodwill of $50.4 million, not deductible for tax purposes under U.S. tax rules governing stock acquisitions, and finite-lived intangible assets of $40.1 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SchoolMessenger were the opportunity to expand our interactive services into the adjacent education vertical market and anticipated synergies. The acquisition was integrated into the Interactive Services operating segment. During the six months ended June 30, 2015, we finalized our purchase price allocation for SchoolMessenger with no adjustments to the preliminary purchase price allocation.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for SharpSchool, SchoolReach and 911 Enable and the final fair value of assets acquired and liabilities assumed for the Health Advocate and SchoolMessenger acquisitions.

	SharpSchool	SchoolReach	911 Enable	Health Advocate	SchoolMessenger
(Amounts in thousands)
Working Capital	$(1,036)	$(2,073)	$596	$1,373	$(9,751)
Property and equipment	782	342	59	7,439	1,574
Other assets, net	77	—	—	72	—
Intangible assets	8,900	7,350	21,685	151,990	40,145
Goodwill	8,440	6,923	20,289	156,014	50,386

Total assets acquired	17,163	12,542	42,629	316,888	82,354

Non-current deferred taxes	—	—	—	43,034	4,231
Long-term liabilities	—	—	258	7,964	751

Total liabilities assumed	—	—	258	50,998	4,982

Net assets acquired	$17,163	$12,542	$42,371	$265,890	$77,372

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the three months ended June 30, 2015 and 2014 of $0.8 million and $1.2 million, respectively, are included in selling, general and administrative expenses. Acquisition costs incurred for prospective acquisitions and completed acquisitions for the six months ended June 30, 2015 and 2014 of $1.6 million and $1.5 million, respectively, are included in selling, general and administrative expenses.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of SharpSchool, SchoolReach and 911 Enable were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within approximately twelve months following the respective acquisition dates.

Our acquisitions completed in 2014 and 2015 were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $26.2 million and $61.4 million for the three and six months ended June 30, 2015, respectively. The net income impact of these acquisitions for the three and six months ended June 30, 2015 was not material.

Pro forma

Assuming the acquisitions of SharpSchool, SchoolReach, 911 Enable, Health Advocate and SchoolMessenger occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three and six months ended June 30, 2015 and 2014 would have been, in thousands (except per share amounts), as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue from continuing operations	$572,790	$577,815	$1,139,738	$1,146,600
Income from continuing operations	$49,173	$40,252	$97,592	$79,424

Income per common share from continuing operations-basic	$0.59	$0.48	$1.17	$0.95
Income per common share from continuing operations-diluted	$0.57	$0.47	$1.14	$0.93

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined company.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2014 and six months ended June 30, 2015:

(Amounts in thousands)
Balance at January 1, 2014	$1,671,205
Acquisitions	234,964
Foreign currency translation adjustment	(21,023)
Acquisition accounting adjustments	(226)

Balance at December 31, 2014	$1,884,920

Balance at January 1, 2015	$1,884,920
Acquisitions	8,440
Foreign currency translation adjustment	(10,933)
Acquisition accounting adjustments	(1,353)

Balance at June 30, 2015	$1,881,074

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset:

	As of December 31, 2014
(Amounts in thousands) Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$622,285	$(409,611)	$212,674
Technology & Patents	168,932	(82,536)	86,396
Trade names (indefinite-lived)	37,710	—	37,710
Trade names and trademarks (finite-lived)	65,866	(22,333)	43,533
Other intangible assets	20,526	(12,673)	7,853

Total	$915,319	$(527,153)	$388,166

	As of June 30, 2015
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$627,942	$(430,294)	$197,648
Technology & Patents	171,123	(88,974)	82,149
Trade names (indefinite-lived)	37,710	—	37,710
Trade names and trademarks (finite-lived)	66,128	(25,467)	40,661
Other intangible assets	20,704	(14,384)	6,320

Total	$923,607	$(559,119)	$364,488

Amortization expense for finite-lived intangible assets was $16.4 million and $13.3 million for the three months ended June 30, 2015 and 2014, respectively, and $33.0 million and $25.2 million for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for the intangible assets noted above for the year 2015 and the next five years is as follows:

2015	$64.2 million
2016	$53.2 million
2017	$43.3 million
2018	$38.8 million
2019	$34.7 million
2020	$28.8 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

(Amounts in thousands)	June 30, 2015	December 31, 2014
Accrued phone	$55,276	$45,501
Accrued wages	49,435	52,311
Accrued other taxes (non-income related)	43,090	39,249
Interest payable	24,999	44,523
Income taxes payable	6,529	1,045
Accrued licensing costs	5,815	984
Accrued employee benefit costs	4,627	5,039
Accrued lease expense	2,660	3,216
Deferred income tax	2,451	1,117
Acquisition obligation	—	6,115
Other accrued expenses	22,063	29,324

	$216,945	$228,424

6.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consisted of the following as of:

	June 30, 2015	December 31, 2014
Senior Secured Term Loan Facility, due 2016	$307,415	$310,536
Senior Secured Term Loan Facility, due 2018	1,813,250	1,813,250
Accounts Receivable Securitization, due 2018	—	185,000
Senior Secured Term Loan A Facility, due 2019	336,875	350,000
5 3/8% Senior Notes, due 2022	1,000,000	1,000,000

	3,457,540	3,658,786

Less: current maturities	(10,310)	(16,246)

Long-term obligations	$3,447,230	$3,642,540

At June 30, 2015, the Accounts Receivable Securitization Facility was undrawn. At December 31, 2014, $185.0 million was outstanding under the Securitization Facility. The highest outstanding balance during the six months ended June 30, 2015 and year ended December 31, 2014 was $185.0 million.

At June 30, 2015, we were in compliance with our financial debt covenants.

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

Trading Securities (Asset)—The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Nonqualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with the provisions of Accounting Standards Codification 320 Investments—Debt and Equity Securities considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market; therefore the fair value of these securities is determined by Level 1 inputs.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We evaluate classification within the fair value hierarchy at each period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

The carrying amount of the trading securities of $60.7 million and $63.3 million at June 30, 2015 and December 31, 2014, respectively, were equal to the quoted prices in active markets for identical assets.

The fair value of our 5.375% senior notes based on market quotes, which we determined to be Level 2 inputs, at June 30, 2015 was approximately $942.5 million compared to the carrying amount of $1.0 billion. At December 31, 2014, the fair value of our 5.375% senior notes was approximately $965.0 million compared to the carrying amount of $1.0 billion.

The fair value of our senior secured term loan A facility based on recent trading activity, which we determined to be Level 2 inputs, at June 30, 2015, was approximately $326.8 million compared to the carrying amount of $336.9 million. At December 31, 2014, the fair value of our senior secured term loan A facility approximated the carrying amount of $350.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and are obtained from an independent source. The fair value of our senior secured term loan facilities at June 30, 2015 was approximately $2,115.7 million compared to the carrying amount of $2,120.7 million. The fair value of our senior secured term loan facilities at December 31, 2014 was approximately $2,074.6 million compared to the carrying amount of $2,123.8 million.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company. Restricted stock granted under the 2013 LTIP, which is time-vested, vests over a period of three or four years (excluding awards to directors which vest over a six to twelve month period), with a ratable portion of the restricted stock award vested on each anniversary of the grant date until fully vested, unless earlier forfeited as a result of termination of service to the Company prior to the applicable vesting date. Dividends are payable in respect of shares of unvested restricted stock either at the time the dividend is paid to stockholders or upon vesting of the restricted stock in accordance with the terms of the applicable restricted stock award agreement.

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the six months ended June 30, 2015.

	Stock or Options Available for Grant	Options Outstanding
		Number of Options	Weighted Average Exercise Price
Balance at January 1, 2015	6,278,516	2,954,227	$27.05
Options granted	—	—	—
Options exercised	—	(239,527)	24.12
Canceled or forfeited (2013 LTIP)	28,026	(28,026)	23.98
Canceled or forfeited (2006 EIP)	—	(148,205)	31.25
Restricted stock granted	(146,910)	—	—
Restricted stock cancelled	189,173	—	—

Balance at June 30, 2015	6,348,805	2,538,469	$27.11

At June 30, 2015, we expect that approximately 2.5 million options granted and outstanding will vest. At June 30, 2015, the intrinsic value of options vested and exercisable was approximately $6.4 million. The aggregate intrinsic value of options outstanding at June 30, 2015, was approximately $10.5 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at June 30, 2015 was approximately $10.1 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes information on the options granted under the 2006 EIP and 2013 LTIP at June 30, 2015:

Outstanding				Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	69,972	1.43	$13.12	69,972	$13.12
13.13 - 28.88	1,888,502	6.66	25.14	1,116,316	25.41
28.89 - 50.88	561,997	5.71	33.85	561,997	33.85
50.89 - 84.80	17,998	5.17	77.74	16,434	77.06

$0.00 - $84.80	2,538,469	6.29	$27.11	1,764,719	$28.09

		Options Outstanding
Executive Management Rollover Options	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2015	—	12,416	$5.47
Exercised	—	(12,416)	5.47

Balance at June 30, 2015	—	—	$—

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the six months ended June 30, 2014. No options were granted during the six months ended June 30, 2015.

Six months ended June 30, 2014
Risk-free interest rate	2.02%
Dividend yield	3.64%
Expected volatility	29.10%
Expected life (years)	6.25
Fair value of the option award	$4.90

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

During the six months ended June 30, 2015, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 9,410 shares of common stock with an aggregate fair value of approximately $300,000. These shares vest on the one-year anniversary of the date of grant. On January 2, 2015, 37,500 restricted shares with an aggregate fair value of approximately $1.2 million were awarded to our new Chief Financial Officer. These shares vest over a period of four years with 25% of the restricted shares becoming unrestricted on each of the first through fourth anniversaries of the award. On May 1, 2015, 100,000 restricted stock units with an aggregate fair value of approximately $3.1 million were granted to our President and Chief Operating Officer. These restricted stock units vest over a period of four years with 25% of the restricted stock units becoming unrestricted on each of the first through fourth anniversaries of the award.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During the six months ended June 30, 2015, 131,865 shares were issued under the ESPP. As of June 30, 2015, 403,090 shares had been issued under the ESPP. For the three and six months ended June 30, 2015 we recognized compensation expense for this plan of $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2014, we recognized compensation expense for this plan of $0.3 million and $0.6 million, respectively.

Stock-Based Compensation Expense

For the three months ended June 30, 2015 and 2014, stock-based compensation expense was $6.0 million and $2.5 million, respectively. For the six months ended June 30, 2015 and 2014, stock-based compensation expense was $11.4 million and $6.1 million, respectively.

At June 30, 2015 and 2014, there was approximately $4.7 million and $11.4 million, respectively, of unrecorded and unrecognized compensation expense related to unvested stock options under the 2006 EIP and 2013 LTIP, which will be recognized over the remaining vesting period of approximately 1.1 years as of June 30, 2015.

At June 30, 2015 and 2014, there was approximately $38.0 million and $4.5 million, respectively, of unrecorded and unrecognized compensation expense related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 3.8 years as of June 30, 2015.

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

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2015	2014	2015	2014
Earnings Per Common Share-basic:
Continuing operations	$0.59	$0.53	$1.17	$1.03
Discontinued operations	0.00	0.04	0.38	0.09

Total earnings per share-basic	$0.59	$0.57	$1.55	$1.12

Earnings Per Common Share-diluted
Continuing operations	$0.58	$0.52	$1.14	$1.01
Discontinued operations	0.00	0.04	0.37	0.09

Total earnings per share-diluted	$0.58	$0.56	$1.51	$1.10

Weighted Average Number of Shares Outstanding:
Basic - Common	83,394	83,953	83,758	83,879

Dilutive Impact of Stock Options:
Common Shares	2,198	1,445	2,162	1,433
Diluted Common Shares	85,592	85,398	85,920	85,312

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options and unvested restricted stock by application of the treasury stock method that have a dilutive effect on earnings per share and the notional shares of the Company in the West Corporation Nonqualified Deferred Compensation Plan. At June 30, 2015 and 2014, 579,995 and 675,352 stock options, respectively, were outstanding with an exercise price equal to or exceeding the market value of our common stock and were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Activities within accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014, was for foreign currency translation of our foreign subsidiaries and is presented net of tax.

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, April 1, 2015	$(67,395)
Foreign currency translation adjustment, net of tax of $(4,762)	8,171

BALANCE, June 30, 2015	$(59,224)

BALANCE, January 1, 2015	$(37,506)
Foreign currency translation adjustment, net of tax of $12,371	(21,718)

BALANCE, June 30, 2015	$(59,224)

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, April 1, 2014	$(14,485)
Foreign currency translation adjustment, net of tax of $(1,767)	2,993

BALANCE, June 30, 2014	$(11,492)

BALANCE, January 1, 2014	$(12,200)
Foreign currency translation adjustment, net of tax of $(418)	708

BALANCE, June 30, 2014	$(11,492)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

Following the divestiture on March 3, 2015, of several of our agent-based businesses, we implemented a revised organizational structure, which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. The Company manages various technology-driven communication service businesses with an operating focus consistent with the revised organizational structure for clients in various industries and geographic locations.

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

For the three months ended June 30, 2015 and 2014, revenues from non-U.S. countries represented approximately 21% and 23%, respectively, of consolidated revenues. For the six months ended June 30, 2015 and 2014, revenues from non-U.S. countries represented approximately 21% and 24%, respectively, of consolidated revenues. During the three months ended June 30, 2015 and 2014, revenue from the United Kingdom accounted for 12% and 13% of consolidated revenue, respectively. During the six months ended June 30, 2015 and 2014, revenue from the United Kingdom accounted for 12% and 13% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, is noted below:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Americas - United States	$454,656	$423,987	$901,869	$828,836
Europe, Middle East & Africa (EMEA)	77,250	82,750	155,227	168,422
Asia Pacific (APAC)	37,800	39,765	72,311	78,391
Americas - Other	2,185	5,817	7,974	11,810

Total	$571,891	$552,319	$1,137,381	$1,087,459

	As of June 30, 2015	As of December 31, 2014
Long-Lived Assets:
Americas - United States	$2,651,740	$2,686,553
Europe, Middle East & Africa (EMEA)	157,948	176,817
Asia Pacific (APAC)	17,467	17,891
Americas - Other	1,621	1,816

Total	$2,828,776	$2,883,077

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2015 and 2014, the aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2015 and 2014, the aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $0.2 million and $2.7 million, respectively.

For the three months ended June 30, 2015 and 2014, our largest 100 clients represented 48% and 46% of our total revenue, respectively. For the six months ended June 30, 2015 and 2014, our largest 100 clients represented 45% and 46% of our total revenue, respectively. During the three and six months ended June 30, 2015 and 2014, no client represented greater than 10% of our total revenue.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows:

	For the six months ended June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$86,314	$89,799
Cash paid for income taxes, net of $939 and $2,614 for refunds	$63,727	$44,144

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$6,647	$8,410
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued dividends	$975	$63

13.	COMMITMENTS AND CONTINGENCIES

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

Safety Services revenue is generated primarily from monthly fees based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales that may include hardware, software and professional services (installation, training and project management) are generally recognized when shipment of the hardware and software has occurred and for professional services when client acceptance of a fully functional system is received. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

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

Subject to a working capital true-up, this divestiture resulted in a $48.6 million gain on a pre-tax basis and a $29.6 million gain on an after tax basis which is included within income from discontinued operations for the six months ended June 30, 2015. The total after tax gain realized on the sale was $38.2 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

Factors Related to Our Indebtedness. On each of January 24, 2014 and July 1, 2014, West, certain domestic subsidiaries of West, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified our senior secured credit facilities (“Senior Secured Credit Facilities”) by entering into Amendment No. 4 (the “Fourth Amendment”) and Amendment No. 5 (the “Fifth Amendment”), respectively, to the Amended and Restated Credit Agreement, in each case amending the Amended and Restated Credit Agreement as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, and Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 20, 2013 (the “Amended Credit Agreement”).

The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans (as defined below). The Fourth Amendment also provided for interest rate floors applicable to the Term Loans. The interest rate floors effective June 30, 2015 were 0.75% for the LIBOR component of LIBOR rate Term Loans and 1.75% for the base rate component of base rate Term Loans.

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

On July 1, 2014, we modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new term loan A facility (“TLA”) to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided, that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the TLA were received on November 14, 2014 and were used to redeem the 2019 Senior Notes. Annual amortization (payable in quarterly installments) in respect of the TLA will be payable at: a 2.5% annual rate in the year ended June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); a 5.0% annual rate in the year ending June 30, 2016; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

On November 14, 2014, we redeemed the 2019 Senior Notes. The debt call premium paid was 3.938% of the principal amount of the 2019 Senior Notes. In addition, the Company paid accrued and unpaid interest on the redeemed 2019 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2019 Senior Notes remained outstanding.

We used a portion of the $275.0 million proceeds received from the divestiture, completed on March 3, 2015, to repay $185.0 million that had been outstanding under our Securitization Facility. On March 18, 2015, we completed the repurchase of 1,000,000 shares in a private transaction at $29.596875 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions of common stock for an aggregate purchase price of approximately $29.6 million.

Overview of 2015 Results

The following overview highlights the areas we believe are important in understanding the results of our continuing operations for the three and six months ended June 30, 2015. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. Unless otherwise stated, financial results discussed herein refer to continuing operations.

•	Our revenue increased $19.6 million, or 3.5%, during the three months ended June 30, 2015 compared to revenue during the three months ended June 30, 2014.

•	Our revenue increased $49.9 million, or 4.6%, during the six months ended June 30, 2015 compared to revenue during the six months ended June 30, 2014.

•	Our operating income increased $0.9 million, or 0.8%, during the three months ended June 30, 2015 compared to operating income during the three months ended June 30, 2014.

•	Our operating income decreased $2.6 million, or 1.1%, during the six months ended June 30, 2015 compared to operating income during the six months ended June 30, 2014.

•	Our cash flows from operating activities decreased $8.4 million, or 7.8%, during the three months ended June 30, 2015 compared to cash flows from operating activities during the three months ended June 30, 2014.

•	Our cash flows from operating activities decreased $27.8 million, or 15.1%, during the six months ended June 30, 2015 compared to cash flows from operating activities during the six months ended June 30, 2014.

•	On March 3, 2015, we completed the divestiture of certain of our agent-based businesses for $275.0 million in cash. This divestiture resulted in a $48.6 million gain on a pre-tax basis and a $29.6 million gain on an after tax basis for the six months ended June 30, 2015. The total after tax gain realized on the sale was $38.2 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014. Following the divestiture, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, our five operating segments are aggregated into one reportable segment. Beginning in the first quarter of 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

•	On March 18, 2015, we completed an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share, including 1,650,000 shares of common stock sold by the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. Concurrent with the closing of the offering, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $29.596875 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $29.6 million.

•	Effective June 1, 2015, we completed the acquisition of substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool, a provider of website and content management system software-as-a-service solutions for the K-12 education market. The purchase price was approximately $17.2 million and was funded with cash on hand.

•	On June 24, 2015, we completed an underwritten public offering of 7,000,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share. Concurrent with the closing of the offering, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $30.36 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $30.4 million which was funded with cash on hand.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue: The tables below summarize the change in our revenue for the three and six months ended June 30, 2015, compared to the revenue for the three and six months ended June 30, 2014.

	Amounts	Contribution
	in millions	to Growth %
Revenue for the three months ended June 30, 2014	$552.3
Revenue from acquired entities	26.2	4.7%
Estimated impact of foreign exchange rates	(10.4)	-1.9%
Loss of a large conferencing client in 2014	(9.3)	-1.7%
Organic growth, net	13.1	2.4%

Revenue for the three months ended June 30, 2015	$571.9	3.5%

Total revenue for the three months ended June 30, 2015 increased $19.6 million, or 3.5%, to $571.9 million from $552.3 million for the three months ended June 30, 2014. This increase included revenue of $26.2 million from the acquisitions of SharpSchool, SchoolReach, 911 Enable, Health Advocate and SchoolMessenger. These acquisitions closed on June 1, 2015, November 3, 2014, September 2, 2014, June 13, 2014 and April 21, 2014, respectively, and their results have been included in our operations since their respective acquisition dates.

Foreign exchange rates had a negative impact of approximately $10.4 million on our revenues this quarter when comparing the foreign exchange rates in place for the three months ended June 30, 2015 to those in place for the three months ended June 30, 2014.

The loss of a large conferencing client, which we announced early in 2014, had minimal impact on revenue in the second quarter of 2014. However, when compared to the three months ended June 30, 2014, the loss of this conferencing client had a $9.3 million impact on our revenue for the three months ended June 30, 2015.

The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 3.1% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. For the three months ended June 30, 2015, the average rate per minute for reservationless conferencing services declined by approximately 9.9% compared to the three months ended June 30, 2014. Adjusting for the impact of the loss of the large conferencing client and using constant currency foreign exchange rates, the volume of minutes used for our reservationless conferencing services grew by approximately 8.4% and our average rate per minute for reservationless conferencing services declined by approximately 10.2% compared to the three months ended June 30, 2014.

For the three months ended June 30, 2015 and 2014, our largest 100 clients represented 48% and 46% of our total revenue, respectively. During the three months ended June 30, 2015, international revenue was $117.2 million, a decrease of 8.6% over the three months ended June 30, 2014. Using constant currency foreign exchange rates, the decrease in international revenue would have been 0.6% compared to the three months ended June 30, 2014.

	Amounts	Contribution
	in millions	to Growth %
Revenue for the six months ended June 30, 2014	$1,087.5
Revenue from acquired entities	61.4	5.6%
Estimated impact of foreign exchange rates	(20.3)	-1.9%
Loss of a large conferencing client in 2014	(19.5)	-1.8%
Organic growth, net	28.3	2.6%

Revenue for the six months ended June 30, 2015	$1,137.4	4.6%

For the six months ended June 30, 2015, total revenue increased $49.9 million, or 4.6%, to $1,137.4 million from $1,087.5 million for the six months ended June 30, 2014. This increase during the six months ended June 30, 2015 included revenue of $61.4 million from the acquisitions of SharpSchool, SchoolReach, 911 Enable, Health Advocate and SchoolMessenger.

Foreign exchange rates had a negative impact of approximately $20.3 million on our revenues for the six months ended June 30, 2015 when comparing the foreign exchange rates in place for the six months ended June 30, 2015 to those in place for the six months ended June 30, 2014.

The loss of a large conferencing client, which we announced early in 2014, had minimal impact on revenue in the first half of 2014. However, when compared to the six months ended June 30, 2014, the loss of this conferencing client had a $19.5 million impact on our revenue for the six months ended June 30, 2015.

The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 2.7% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, the average rate per minute for reservationless conferencing services declined by approximately 9.7% compared to the six months ended June 30, 2014. Adjusting for the impact of the loss of the large conferencing client and using constant currency foreign exchange rates the volume of minutes used for our reservationless conferencing services grew by approximately 8.4% and our average rate per minute for reservationless conferencing services declined by approximately 10.4% compared to the six months ended June 30, 2014.

For the six months ended June 30, 2015 and 2014, our largest 100 clients represented 45% and 46% of our total revenue, respectively. During the six months ended June 30, 2015, international revenue was $235.5 million, a decrease of 8.9% over the six months ended June 30, 2014. Using constant currency foreign exchange rates, the decrease in international revenue would have been 1.1% compared to the six months ended June 30, 2014.

Cost of services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to clients. Cost of services for the three months ended June 30, 2015 increased $5.6 million, or 2.3%, to $245.3 million from $239.7 million for the three months ended June 30, 2014. The increase in cost of services during the three months ended June 30, 2015 included $9.3 million from the acquisitions completed in 2014 and 2015. As a percentage of revenue, cost of services decreased to 42.9% for the three months ended June 30, 2015 from 43.4% for the three months ended June 30, 2014.

Cost of services for the six months ended June 30, 2015 increased $19.8 million, or 4.2%, to $485.0 million from $465.2 million for the six months ended June 30, 2014. The increase in cost of services during the six months ended June 30, 2015 included $22.1 million from the acquisitions completed in 2014 and 2015. As a percentage of revenue, cost of services decreased to 42.6% for the six months ended June 30, 2015, compared to 42.8% for the six months ended June 30, 2014.

Selling, general and administrative expenses: SG&A expenses increased $13.1 million, or 6.7%, to $210.2 million for the three months ended June 30, 2015 from $197.1 million for the three months ended June 30, 2014. The increase in SG&A expenses during the three months ended June 30, 2015 included $15.9 million from the acquisitions completed in 2014 and 2015. The $15.9 million of SG&A from acquired entities includes $5.3 million of amortization of acquired intangible assets and $1.0 million of depreciation. As a percentage of revenue, SG&A expenses increased to 36.8% for the three months ended June 30, 2015 from 35.7% for the three months ended June 30, 2014.

SG&A expenses increased $32.8 million, or 8.4%, to $425.3 million for the six months ended June 30, 2015 from $392.5 million for the six months ended June 30, 2014. The increase in SG&A expenses during the six months ended June 30, 2015 included $37.2 million from the acquisitions completed in 2014 and 2015. The $37.2 million of SG&A from acquired entities includes $12.4 million of amortization of acquired intangible assets and $2.5 million of depreciation. As a percentage of revenue, SG&A expenses increased to 37.4% for the six months ended June 30, 2015 compared to 36.1% for the six months ended June 30, 2014.

Operating income: Operating income for the three months ended June 30, 2015 increased $0.9 million, or 0.8%, to $116.4 million from $115.6 million for the three months ended June 30, 2014. As a percentage of revenue, operating income for the three months ended June 30, 2015 decreased to 20.4% from 20.9% for the three months ended June 30, 2014.

Operating income for the six months ended June 30, 2015 decreased $2.6 million, or 1.1%, to $227.1 million from $229.8 million for the six months ended June 30, 2014. As a percentage of revenue, operating income for the six months ended June 30, 2015 decreased to 20.0% from 21.1% for the six months ended June 30, 2014.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes; the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency; expenses, net of recoveries, of transition services agreements in connection with the sale of certain of our agent-based businesses; and interest income from short-term investments.

Other income (expense) for the three months ended June 30, 2015 was ($38.5) million compared to ($45.9) million for the three months ended June 30, 2014. Other income (expense) for the six months ended June 30, 2015 was ($73.5) million compared to ($94.1) million for the six months ended June 30, 2014. Interest expense for the three and six months ended June 30, 2015 was $38.6 million and $77.5 million, respectively, compared to $48.4 million and $97.5 million, respectively, for the three and six months ended June 30, 2014. The decrease in interest expense is due to the refinancing activities we completed in 2014.

During the three and six months ended June 30, 2015, we recognized gains of $0.1 million and $1.5 million, respectively, on affiliate foreign currency transactions denominated in currencies other than the functional currency of West. During the three and six months ended June 30, 2014, we recognized gains of $0.4 million in both periods on affiliate foreign currency transactions denominated in currencies other than the functional currency of West.

During the three months ended June 30, 2015, we recognized a $0.2 million loss in marking the investments in our non-qualified retirement plans to market compared to a $1.8 million gain during the three months ended June 30, 2014. During the six months ended June 30, 2015, we recognized a $1.1 million gain in marking the investments in our non-qualified retirement plans to market compared to a $2.5 million gain during the six months ended June 30, 2014.

During the three months ended June 30, 2015 we recorded in non-operating other expense $1.3 million of transition services costs associated with the divestiture, net of transition services revenue of $0.1 million. During the six months ended June 30, 2015 we recorded in non-operating other expense $1.1 million of transition services costs associated with the divestiture, net of transition services revenue of $0.5 million.

Income from continuing operations: Our income from continuing operations increased $4.7 million, or 10.5%, for the three months ended June 30, 2015 to $49.2 million from $44.5 million for the three months ended June 30, 2014. The increase in income from continuing operations was driven primarily by $9.8 million lower interest expense. This reduction in interest expense was partially offset by an increase in our effective tax rate. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 36.8% for the three months ended June 30, 2015, compared to 36.1% for the three months ended June 30, 2014. This increase in the effective tax rate during the three months ended June 30, 2015, is primarily due to an increase in certain non-deductible expenses and an increase in the accrual for state income taxes.

Our income from continuing operations for the six months ended June 30, 2015 increased $11.2 million, or 13.0%, to $97.9 million from $86.6 million for the six months ended June 30, 2014. The increase in income from continuing operations was driven primarily by $20.0 million lower interest expense. This reduction in interest expense was partially offset by an increase in our effective tax rate. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 36.3% for the six months ended June 30, 2015, compared to an effective tax rate of approximately 36.1% for the six months ended June 30, 2014. This increase in the effective tax rate during the six months ended June 30, 2015, is primarily due to an increase in certain non-deductible expenses and an increase in the accrual for state income taxes.

Earnings per common share from continuing operations: Earnings per common share-basic and diluted from continuing operations for the three months ended June 30, 2015 were $0.59 and $0.58, respectively. Earnings per common share-basic and diluted from continuing operations for the three months ended June 30, 2014 were $0.53 and $0.52, respectively. Earnings per common share-basic and diluted from continuing operations for the six months ended June 30, 2015 were $1.17 and $1.14, respectively. Earnings per common share-basic and diluted from continuing operations for the six months ended June 30, 2014 were $1.03 and $1.01, respectively.

Discontinued Operations

On March 3, 2015, we divested several of our agent-based businesses, including our consumer facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014. Subject to a working capital adjustment, this divestiture resulted in a $48.6 million gain on a pre-tax basis and a $29.6 million gain on an after tax basis which is included within income from discontinued operations for the six months ended June 30, 2015. The total after tax gain realized on the sale was $38.2 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

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

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Revenue	$—	$140,699	$102,251	$283,638
Operating income	551	6,353	3,851	14,020
Gain on disposal	—	—	48,556	—
Income before income tax	551	6,285	52,234	13,921
Income tax expense	193	3,053	20,010	6,508

Income from discontinued operations	$358	$3,232	$32,224	$7,413

On January 30, 2015, we entered into an exclusive sales listing agreement to market certain land, building and improvements which were primarily occupied by the agent-based businesses we later divested on March 3, 2015. The net book value of these assets is $17.5 million and, they are presented on our June 30, 2015 condensed consolidated balance sheet as assets held for sale and measured at the lower of their carrying amount or fair value less costs to sell.

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

The following table summarizes our cash flows by category for the periods presented:

	For the Six Months Ended June 30,
(Amounts in thousands)	2015	2014	Change	% Change
Net cash flows from continuing operating activities	$156,524	$184,290	$(27,766)	-15.1%
Net cash flows used in continuing investing activities	$(83,721)	$(408,827)	$325,106	NM
Net cash flows (used in) from continuing financing activities	$(290,742)	$144,737	$(435,479)	NM

NM - Not Meaningful

Net cash flows from continuing operating activities decreased $27.8 million, or 15.1%, to $156.5 million for the six months ended June 30, 2015, compared to net cash flows from continuing operating activities of $184.3 million for the six months ended June 30, 2014. The decrease in net cash flows from continuing operating activities is primarily due to the timing of debt related interest payments of $16.5 million and $19.6 million in estimated higher income tax payments made due to the gain from the divestiture and higher taxable income compared to the same period last year.

Days sales outstanding (DSO), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 60 days at June 30, 2015 compared to 63 days at June 30, 2014. At June 30, 2015, the decrease in DSO of approximately 3 days compared to June 30, 2014 contributed approximately $18.9 million to our cash flows from operating activities.

Net cash flows used in continuing investing activities was $83.7 million for the six months ended June 30, 2015, a decrease of $325.1 million compared to net cash flows used in continuing investing activities of $408.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, our business acquisition investing was $324.6 million less than the six months ended June 30, 2014, as a result of the acquisitions of SchoolMessenger and Health Advocate in the first six months of 2014 and SharpSchool in 2015. During the six months ended June 30, 2015, cash used for capital expenditures was $64.9 million compared to $66.3 million for the six months ended June 30, 2014.

Net cash flows used in continuing financing activities was $290.7 million for the six months ended June 30, 2015, an increase of $435.5 million compared to net cash flows from continuing financing activities of $144.7 million for the six months ended June 30, 2014. We used a portion of the $275.0 million proceeds received from the divestiture, completed on March 3, 2015, to repay $185.0 million that had been outstanding under our Securitization Facility. During the six months ended June 30, 2015, we completed the repurchase of 2,000,000 shares of common stock in two private transactions for an aggregate purchase price of approximately $60.0 million. During the six months ended June 30, 2014, net proceeds from revolving credit facilities were $185.0 million compared to net payments of $185.0 million during the six months ended June 30, 2015. During the six months ended June 30, 2015, dividends of $37.8 million were paid compared to $37.8 million of dividend and dividend equivalent payments during the six months ended June 30, 2014. During the six months ended June 30, 2015, we made principal repayments of $16.2 million of which $10.3 million of these principal repayments were prepaid. We did not make any principal repayments on long-term obligations during the six months ended June 30, 2014.

As of June 30, 2015, the amount of cash and cash equivalents held by our foreign subsidiaries was $96.6 million. We have accrued U.S. taxes on $201 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $188 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we presently intend to pay a quarterly cash dividend at a rate equal to approximately $18.9 million per quarter (or an annual rate of $75.6 million). Based on approximately 84.3 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On August 3, 2015, we announced a $0.225 per common share quarterly dividend. The dividend is payable September 3, 2015, to stockholders of record as of the close of business on August 24, 2015.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Senior Secured Term Loan Facility

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into the Fourth Amendment. The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans. As of June 30, 2015, the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.00% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors as of June 30, 2015 were 0.75% for the LIBOR component of LIBOR rate Term Loans and 1.75% for the base rate component of base rate Term Loans.

On July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay a portion of the 2018 Maturity Term Loans. The total aggregate principal amount repaid on the 2018 Maturity Term Loans was $250.0 million. Our Senior Secured Credit Facilities bear interest at variable rates. At June 30, 2015, our Senior Secured Credit Facilities required annual principal payments for Term Loans of approximately $3.1 million, paid quarterly with balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $305.9 million and $1,813.3 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the Senior Secured Credit Facilities for the three and six months ended June 30, 2015 were 3.91% and 3.91%, respectively, compared to 3.93% and 4.00%, respectively, during the three and six months ended June 30, 2014.

On July 1, 2014, we further modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new TLA facility to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remain outstanding on such date. The proceeds of the TLA were used to redeem in full the 2019 Senior Notes, accrued and unpaid interest on the 2019 Senior Notes and debt redemption premiums on the redemption of the 2019 Senior Notes. Annual amortization (payable in quarterly installments) in respect of the TLA will be payable at: a 2.5% annual rate in the two quarters ended June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); a 5.0% annual rate in the year ending June 30, 2016; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

The TLA notes bear interest at variable rates. The interest rate margin applicable to the TLA are based on the Company’s total leverage ratio and range from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at June 30, 2015) and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at June 30, 2015).

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

The Fifth Amendment provided for a new senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) to be made available under our Amended Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to the $201.0 million senior secured revolving credit facility referred to above (except with respect to pricing and maturity) in an aggregate principal amount of $300.0 million that mature on July 1, 2019 provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the Senior Secured Revolving Credit Facility are to be used solely (i) to prepay in full revolving credit loans outstanding under the previous senior secured credit facilities, and pay accrued but unpaid interest thereon, and to terminate all commitments under, in each case, the previous senior secured revolving credit facility in effect immediately prior to giving effect to the Fifth Amendment, (ii) for working capital and general corporate purposes (including dividends and distributions and acquisitions) and (iii) to pay fees and expenses incurred in connection with the establishment and incurrence of the TLA, the Senior Secured Revolving Credit Facility and any related transactions.

The interest rate margin applicable to the Senior Secured Revolving Credit Facility is based on our total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at June 30, 2015), and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at June 30, 2015). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility. The commitment fee in respect of unused commitments under the Senior Secured Revolving Credit Facility is subject to adjustment based upon our total leverage ratio.

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

The Senior Secured Revolving Credit Facility was undrawn at June 30, 2015. The average daily outstanding balance of the Senior Secured Revolving Credit Facility during the six months ended June 30, 2015 was $10.0 million. The highest balance outstanding on the Senior Secured Revolving Credit Facility during the six months ended June 30, 2015 was $100.0 million. The Senior Secured Revolving Credit Facility was undrawn during the six months ended June 30, 2014.

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

The Securitization Facility has been amended from time to time to add originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. The Securitization Facility was most recently amended as of February 25, 2015 by the 2015 Amendment primarily to provide for the divestiture of several of our agent-based businesses, a portion of which previously had been included in the Securitization Facility, to add originators and to modify certain concentration limits and reserves. After giving effect to the 2015 Amendment, based on the level of eligible receivables historically generated by participating originators, we anticipate between $120.0 million to $160.0 million in receivables financing to be available under the Securitization Facility.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At June 30, 2015, the Securitization Facility was undrawn. At December 31, 2014, $185.0 million was outstanding under the Securitization Facility. The highest outstanding balance during the six months ended June 30, 2015 and year ended December 31, 2014 was $185.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Amended Credit Agreement) may not exceed 6.25 to 1.0 at June 30, 2015, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2015. We previously reported a 4.6x ratio of total debt to Adjusted EBITDA for December 31, 2014 in our Annual Report on Form 10-K. The ratio reported in our Annual Report on Form 10-K was consistent with our historical debt covenant calculations and included both continuing operations and discontinued operations. Our ratio of total debt to Adjusted EBITDA was 4.82x and 4.9x at June 30, 2015 and December 31, 2014, respectively, when calculated on a continuing operations basis. The Amended Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business.

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

2022 Senior Notes—The indenture governing the 2022 Senior Notes contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. We were in compliance with these financial covenants at June 30, 2015.

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

The following table summarizes our contractual obligations at June 30, 2015 (amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2016	$307,415	$1,560	$305,855	$—	$—
Senior Secured Term Loan Facility, due 2018	1,813,250	—	1,813,250	—	—
TLA Facility, due 2019	336,875	8,750	61,250	266,875	—
5.375% Senior Notes, due 2022	1,000,000	—	—	—	1,000,000
Interest payments on fixed rate debt	403,125	53,750	107,500	107,500	134,375
Estimated interest payments on variable rate debt (1)	276,353	80,257	182,698	13,398	—
Operating leases	129,094	25,526	38,811	25,148	39,609
Contractual minimums under telephony agreements	92,600	79,100	13,500	—	—
Purchase obligations (2)	89,539	78,444	10,780	315	—

Total contractual cash obligations	$4,448,251	$327,387	$2,533,644	$413,236	$1,173,984

(1)	Interest rate assumptions based on June 30, 2015 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At June 30, 2015, we had accrued $36.1 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $64.9 million for the six months ended June 30, 2015 compared to $66.3 million for the six months ended June 30, 2014. We currently estimate our capital expenditures for 2015 to be between $150.0 million to $170.0 million primarily for software and computer equipment.

Off – Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2015 and are renewed as required. The outstanding commitment on these obligations at June 30, 2015 was $6.8 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014. There have not been any significant changes with respect to these policies during the six months ended June 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of June 30, 2015, we had $2,120.7 million outstanding under our Senior Secured Credit Facilities, $1.0 billion outstanding under our 2022 Senior Notes, and $336.9 million outstanding under our TLA facility.

Due to the interest rate floors on the Senior Secured Credit Facilities, our variable rate debt on these facilities would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors of 75 basis points. At June 30, 2015, the 30 and 90 day LIBOR rates were approximately 0.1866% and 0.28175%, respectively. A 50 basis point change in the variable interest rate at June 30, 2015 would have little to no impact on the variable interest rates of the senior secured term loan facilities due in 2016 and 2018, respectively. Every 50 basis point increase in variable interest rates above the LIBOR interest rate floor would increase our quarterly interest expense by approximately $2.7 million on our senior secured term loan facilities due in 2016 and 2018, respectively. The TLA does not include an interest rate floor. A 50 basis point increase in the variable rate of the TLA at June 30, 2015 would increase our quarterly interest expense by approximately $0.4 million. As a result of the interest rate floors and prevailing LIBOR rates, material rate increases on our variable rate debt in the immediate and near term are unlikely.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries.

Based on our level of operating activities in foreign operations during the three and six months ended June 30, 2015, a ten percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.2%.

For the three months ended June 30, 2015 and 2014, revenues from non-U.S. countries represented approximately 21% and 23% of consolidated revenues, respectively. During these periods, revenue from the United Kingdom accounted for 12% and 13% of consolidated revenue, respectively. For the six months ended June 30, 2015 and 2014, revenues from non-U.S. countries represented approximately 21% and 24% of consolidated revenues, respectively. During these periods, revenue from the United Kingdom accounted for 12% and 13% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At June 30, 2015 and December 31, 2014, long-lived assets from non-U.S. countries were approximately 6% and 7%, respectively, of consolidated long-lived assets. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At June 30, 2015, we had no cash flow hedges outstanding.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer

concluded that, as of June 30, 2015, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting or in other factors during the current quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No corrective actions were required or taken.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the six months ended June 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	—	$—	—	—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	1,000,000	29.60	—	—
April 1, 2015 to April 30, 2015	—	—	—	—
May 1, 2015 to May 31, 2015	—	—	—	—
June 1, 2015 to June 30, 2015	1,000,000	30.36	—	—

Total	2,000,000	$29.98	—	—

(1)	On March 18, 2015 we purchased 1,000,000 shares of our common stock from the selling stockholders in a private transaction for an aggregate purchase price of approximately $29.6 million. This private transaction was concurrent with an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share. On June 24, 2015 we purchased 1,000,000 shares of our common stock from the selling stockholders in a private transaction for an aggregate purchase price of approximately $30.4 million. This private transaction was concurrent with an underwritten public offering of 7,000,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share.

Item 6. Exhibits

10.01	Stock Repurchase Agreement, dated June 18, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2015)

10.02	West Corporation Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2015) (1)

15.01	Awareness letter of Independent Registered Public Accounting Firm **

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2015, filed on August 5, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker Chief Executive Officer

By:	/s/ Jan D. Madsen
Jan D. Madsen
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President - Chief Accounting Officer

Date: August 5, 2015

EXHIBIT INDEX

Number	Description

10.01	Stock Repurchase Agreement, dated June 18, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2015)

10.02	West Corporation Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2015) (1)

15.01	Awareness Letter of Independent Registered Public Accounting Firm **

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2015, filed on August 5, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith