Form 10-Q
period 2015-09-30
WEST CORP
filed 2015-11-06
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 30, 2015, 83,223,627 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of stockholders’ deficit and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

November 6, 2015

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUE	$574,448	$568,197	$1,711,829	$1,655,656
COST OF SERVICES	246,337	243,706	731,304	708,912
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	203,757	209,545	629,045	602,047

OPERATING INCOME	124,354	114,946	351,480	344,697

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(38,382)	(47,615)	(115,657)	(144,952)
Debt call premium and accelerated amortization of deferred financing costs	—	(51,735)	—	(51,735)
Other, net	(6,322)	2,336	(2,583)	5,562

Other expense	(44,704)	(97,014)	(118,240)	(191,125)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	79,650	17,932	233,240	153,572

INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	28,931	4,829	84,664	53,845

INCOME FROM CONTINUING OPERATIONS	50,719	13,103	148,576	99,727

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,235)	3,007	30,989	10,420

NET INCOME	$49,484	$16,110	$179,565	$110,147

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing Operations	$0.61	$0.15	$1.78	$1.19
Discontinued Operations	(0.01)	0.04	0.37	0.12

Total Earnings Per Common Share - Basic	$0.60	$0.19	$2.15	$1.31

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Continuing Operations	$0.60	$0.15	$1.74	$1.17
Discontinued Operations	(0.01)	0.04	0.36	0.12

Total Earnings Per Common Share - Diluted	$0.58	$0.19	$2.10	$1.29

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	82,931	84,090	83,479	83,950

Diluted	84,834	85,611	85,554	85,400

DIVIDENDS DECLARED:
Dividends declared per common share	$0.225	$0.225	$0.675	$0.675

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$49,484	$16,110	$179,565	$110,147

Foreign currency translation adjustments, net of tax of $4,404, $7,570, $16,666 and $8,593	(7,718)	(15,658)	(29,436)	(14,950)

Comprehensive income	$41,766	$452	$150,129	$95,197

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182,538	$115,061
Trust and restricted cash	18,878	18,573
Accounts receivable, net of allowance of $8,299 and $7,544	387,639	355,625
Prepaid assets	44,580	45,242
Deferred expenses	68,952	65,317
Other current assets	25,919	30,575
Assets held for sale	17,541	304,605

Total current assets	746,047	934,998
PROPERTY AND EQUIPMENT:
Property and equipment	1,025,279	1,045,769
Accumulated depreciation and amortization	(695,604)	(695,739)

Total property and equipment, net	329,675	350,030
GOODWILL	1,880,662	1,884,920
INTANGIBLE ASSETS, net of accumulated amortization of $566,753 and $527,153	346,483	388,166
OTHER ASSETS	254,074	259,961

TOTAL ASSETS	$3,556,941	$3,818,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$87,933	$91,353
Deferred revenue	157,688	144,413
Accrued expenses	241,734	228,424
Current maturities of long-term debt	265,313	16,246
Liabilities held for sale	—	84,788

Total current liabilities	752,668	565,224

LONG-TERM OBLIGATIONS, less current maturities	3,134,812	3,642,540
DEFERRED INCOME TAXES	90,343	96,632
OTHER LONG-TERM LIABILITIES	174,622	173,320

Total liabilities	4,152,445	4,477,716

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value 475,000 shares authorized, 85,238 and 84,272 shares issued and 83,146 and 84,180 shares outstanding, respectively	85	84
Additional paid-in capital	2,187,197	2,155,864
Retained deficit	(2,650,579)	(2,772,775)
Accumulated other comprehensive loss	(66,942)	(37,506)
Treasury stock at cost (2,092 shares and 92 shares, respectively)	(65,265)	(5,308)

Total stockholders’ deficit	(595,504)	(659,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,556,941	$3,818,075

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,565	$110,147
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) from discontinued operations, net of income taxes	(30,989)	(10,420)
Depreciation	81,931	79,116
Amortization	58,984	51,973
Provision for share-based compensation	16,785	10,055
Deferred income tax benefit	(5,957)	(27,684)
Amortization of deferred financing costs	15,017	22,708
Other	223	6
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(29,029)	(24,129)
Other assets	(18,867)	(58,127)
Accounts payable	13,269	26,236
Accrued wages and benefits	3,204	8,397
Accrued interest	(13,689)	39,275
Accrued expenses, other liabilities and income tax payable	12,774	75,039

Net cash flows from continuing operating activities	283,221	302,592
Net cash flows (used in) from discontinued operating activities	(8,197)	27,658

Total net cash flows from operating activities	275,024	330,250

CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
Business acquisitions	(17,296)	(385,457)
Purchases of property and equipment	(96,182)	(98,886)
Other	(304)	(1,595)

Net cash flows used in continuing investing activities	(113,782)	(485,938)
Net cash flows from (used in) discontinued investing activities	275,815	(15,194)

Total net cash flows from (used in) investing activities	162,033	(501,132)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	139,000	197,000
Payments on revolving credit facilities	(324,000)	(12,765)
Proceeds from issuance of notes due 2022	—	1,000,000
Payments on notes and term loan facilities	—	(950,000)
Principal repayments on long-term obligations	(73,661)	(780)
Dividends paid	(56,429)	(56,751)
Repurchase of common stock	(59,957)	—
Proceeds from stock options exercised and ESPP shares issued including excess tax benefits	10,491	5,418
Debt redemption premiums paid on senior and subordinated notes	—	(43,987)
Payments of deferred financing and other debt related costs	(234)	(27,280)

Net cash flows (used in) from continuing financing activities	(364,790)	110,855
Net cash flows from (used in) discontinued financing activities	—	—

Total net cash flows (used in) from financing activities	(364,790)	110,855

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4,790)	(4,081)
NET CHANGE IN CASH AND CASH EQUIVALENTS	67,477	(64,108)
CASH AND CASH EQUIVALENTS, Beginning of period	115,061	230,041

CASH AND CASH EQUIVALENTS, End of period	$182,538	$165,933

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

					Accumulated
		Additional			Other	Total
	Common	Paid - in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Stock	Loss	Deficit
BALANCE, January 1, 2015	$84	$2,155,864	$(2,772,775)	$(5,308)	$(37,506)	$(659,641)
Net income			179,565			179,565
Dividends declared (cash dividends / $0.675 per share)			(57,369)			(57,369)
Foreign currency translation adjustment, net of tax of $16,666 (Note 10)					(29,436)	(29,436)
Purchase of stock at cost (2,000,000 shares)				(59,957)		(59,957)
Executive Deferred Compensation Plan activity (70,049 shares issued)		4,472				4,472
Shares issued from the Employee Stock Purchase Plan (208,559 shares)		5,707				5,707
Stock options exercised including related tax benefits (408,529 shares)	1	5,592				5,593
Share-based compensation		15,562				15,562

BALANCE, September 30, 2015	$85	$2,187,197	$(2,650,579)	$(65,265)	$(66,942)	$(595,504)

BALANCE, January 1, 2014	$84	$2,132,441	$(2,855,189)	$(5,308)	$(12,200)	$(740,172)
Net income			110,147			110,147
Dividends declared (cash dividends / $0.675 per share)			(56,693)			(56,693)
Foreign currency translation adjustment, net of tax of $8,593 (Note 10)					(14,950)	(14,950)
Executive Deferred Compensation Plan activity (59,260 shares issued)		2,561				2,561
Shares issued from the Employee Stock Purchase Plan (220,220 shares)		4,759				4,759
Stock options exercised including related tax benefits (109,615 shares)		1,149				1,149
Share-based compensation		8,288				8,288

BALANCE, September 30, 2014	$84	$2,149,198	$(2,801,735)	$(5,308)	$(27,150)	$(684,911)

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

Our Services

•	Unified Communications Services. We provide our clients with an integrated suite of unified communications services, including conferencing and collaboration, enterprise voice and network management services. We combine reliable, world-class technologies with deep experience and flexibility to provide solutions that are easy to use and scalable for every client’s specific need. Our products and services can transform every aspect of business by enabling personalized engagement, meetings anywhere, enhanced productivity and immersive communication experiences.

•	Interactive Services. We help our clients automate, navigate and solve their communication challenges across the customer lifecycle. We design, integrate, deliver and manage applications, services, platforms and networks that aim to improve the customer experience and drive efficiencies for our clients. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create an automated customer experience across channels. Our technology also directly interfaces with our client’s customer relationship management (“CRM”) systems.

•	Safety Services. We believe we are one of the largest providers of safety services, based on the number of 9-1-1 calls that we and other participants in the industry facilitate. Our services are critical in facilitating public safety agencies’ ability to receive emergency calls from citizens. We provide the location database for the majority of the 9-1-1 calls made in the U.S. as well as Next Generation 9-1-1 Services.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	Telecom Services. We are a leading provider of local and national tandem switching services to service providers throughout the United States. Our services support the convergence of traditional telecom, wireless services, Voice over Internet Protocol (“VoIP”) technologies and over-the-top service providers. We leverage our sophisticated call routing and control platform to provide tandem interconnection services to the competitive marketplace.

•	Specialized Agent Services. We provide our clients with specialized services using groups of highly trained employees. These services include business-to-business services, cost containment services and healthcare advocacy services.

Basis of Consolidation – The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany balances and transactions have been eliminated. Our results for the three and nine months ended September 30, 2015 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Dividend - We funded the dividends paid in 2014 and the first nine months of 2015 with cash generated by our operations, and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On each of February 19, 2015, May 28, 2015 and September 3, 2015, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $19.0 million, $18.8 million and $18.6 million to stockholders of record as of the close of business on February 10, 2015, May 18, 2015 and August 24, 2015, respectively, for a total of approximately $56.4 million. On November 2, 2015, we announced a $0.225 per common share quarterly dividend. The dividend is payable November 25, 2015 to stockholders of record as of the close of business on November 16, 2015.

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

Statement of Cash Flows – In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, the presentation in the Consolidated Statement of Cash Flows began with income from continuing operations. Beginning with the Form 10-Q for the period ended September 30, 2015, the presentation in the Consolidated Statement of Cash Flows begins with net income and income from discontinued operations is included as an adjustment to reconcile net income to net cash flows from operating activities.

Recent Accounting Pronouncements - In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. Under the new guidance, debt issuance costs will be reported as a direct deduction from the related liability rather than as an asset. The guidance is effective for annual periods beginning after December 15, 2015. The new guidance requires retrospective application and early adoption is permitted. The Company intends to adopt this guidance in the fourth quarter of 2015. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is in the process of assessing the impact of this standard on the Company’s financial statements.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The divestiture resulted in a $46.7 million gain on a pre-tax basis and a $28.4 million gain on an after tax basis which is included within income from discontinued operations. The total after tax gain realized on the sale was $37.0 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

During the three months ended September 30, 2015, the pre-tax gain was reduced by $1.9 million. The reduction was for additional working capital items, reserves on disputed items and transaction expenses. The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Revenue	$—	$146,309	$102,251	$429,947
Operating income	—	5,992	3,851	20,012
(Loss) gain on disposal	(1,900)	—	46,656	—
(Loss) gain before income tax expense	(1,900)	5,966	50,334	19,887
Income tax (benefit) expense	(665)	2,959	19,345	9,467

(Loss) income from discontinued operations	$(1,235)	$3,007	$30,989	$10,420

During the three months ended September 30, 2015 we recorded in continuing operations $0.6 million in non-operating other expense consisting of transition services costs associated with the divestiture, net of transition services revenue of $0.4 million. During the nine months ended September 30, 2015 we recorded in continuing operations $1.7 million in non-operating other expense consisting of transition services costs associated with the divestiture, net of transition services revenue of $1.0 million.

On January 30, 2015, we entered into an exclusive sales listing agreement to market certain land, building and improvements which were primarily occupied by the agent businesses we later divested on March 3, 2015. The net book value of these assets is $17.5 million and the assets are presented on our September 30, 2015 condensed consolidated balance sheet as assets held for sale and measured at the lower of their carrying amount or fair value less costs to sell.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the assets and liabilities of discontinued operations which were held for sale as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
(Amounts in thousands)
Assets:
Cash and cash equivalents	$—	$—
Trust and restricted cash	—	2,411
Accounts receivable, net of allowance of $0 and $521	—	92,699
Deferred income taxes	—	8,974
Other assets	—	5,499
Property and equipment, net	17,541	38,146
Goodwill	—	152,716
Intangible and other assets	—	4,160

Total assets held for sale	$17,541	$304,605

Liabilities:
Accounts payable	$—	$19,660
Accrued expenses	—	29,249
Deferred income taxes	—	33,181
Other liabilities	—	2,698

Total liabilities held for sale	$—	$84,788

Net assets held for sale	$17,541	$219,817

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

In the preliminary purchase price allocation, goodwill of $8.3 million, partially deductible for tax purposes under Canadian tax rules governing asset acquisitions, and finite-lived intangible assets of $9.1 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SharpSchool were the expansion of our interactive services further into the education vertical market and anticipated synergies which are expected to result in a more efficient and faster growing K-12 business for West. SharpSchool has been integrated into the Interactive Services operating segment.

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

In the purchase price allocation, goodwill of $21.3 million, deductible for tax purposes under U.S. tax rules governing asset acquisitions, and finite-lived intangible assets of $20.7 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of 911 Enable were the expansion of our enterprise VoIP 911 and safety communications services enabling improved emergency response services to business, government, education and non-profit organizations and anticipated synergies. The acquisition has been integrated into the Safety Services operating segment. During the nine months ended September 30, 2015, we finalized our purchase price allocation for 911 Enable which resulted in a reduction in the fair value of finite-lived trade names of $1.0 million and an increase in goodwill by the same amount.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for SharpSchool and SchoolReach and the final fair value of assets acquired and liabilities assumed for the 911 Enable, Health Advocate and SchoolMessenger acquisitions.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	SharpSchool	SchoolReach	911 Enable	Health Advocate	SchoolMessenger
(Amounts in thousands)
Working Capital	$(1,042)	$(2,073)	$596	$1,373	$(9,751)
Property and equipment	782	342	59	7,439	1,574
Other assets, net	77	—	—	72	—
Intangible assets	9,092	7,350	20,685	151,990	40,145
Goodwill	8,254	6,923	21,289	156,014	50,386

Total assets acquired	17,163	12,542	42,629	316,888	82,354

Non-current deferred taxes	—	—	—	43,034	4,231
Long-term liabilities	—	—	258	7,964	751

Total liabilities assumed	—	—	258	50,998	4,982

Net assets acquired	$17,163	$12,542	$42,371	$265,890	$77,372

Acquisition costs for the three months ended September 30, 2015 and 2014 were $0.4 million and $1.0 million, respectively, and are included in selling, general and administrative expenses. Acquisition costs for the nine months ended September 30, 2015 and 2014 were $2.0 million and $2.6 million, respectively, and are included in selling, general and administrative expenses.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of SharpSchool and SchoolReach were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within approximately twelve months following the respective acquisition dates.

Our acquisitions completed in 2014 and 2015 were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $5.4 million and $66.7 million for the three and nine months ended September 30, 2015, respectively. The net income impact of these acquisitions for the three and nine months ended September 30, 2015 was not material.

Pro forma

Assuming the acquisitions of SharpSchool, SchoolReach, 911 Enable, Health Advocate and SchoolMessenger occurred as of the beginning of the periods presented, our unaudited pro forma results of operations for the three months ended September 30, 2014 and the nine months ended September 30, 2015 and 2014 would have been as follows:

	Three months ended September 30,	Nine months ended September 30,
	2014	2015	2014
(Amounts in thousands, except per share amounts)
Revenue from continuing operations	$574,124	$1,714,186	$1,720,724
Income from continuing operations	$16,982	$232,831	$141,345

Income per share from continuing operations - basic	$0.15	$1.78	$1.09
Income per share from continuing operations - diluted	$0.14	$1.73	$1.07

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined company.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the activity in goodwill for the year ended December 31, 2014 and nine months ended September 30, 2015:

(Amounts in thousands)	Goodwill
Balance at January 1, 2014	$1,671,205
Acquisitions	234,964
Foreign currency translation adjustment	(21,023)
Acquisition accounting adjustments	(226)

Balance at December 31, 2014	$1,884,920

Balance at January 1, 2015	$1,884,920
Acquisitions	8,254
Foreign currency translation adjustment	(12,159)
Acquisition accounting adjustments	(353)

Balance at September 30, 2015	$1,880,662

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset:

	As of December 31, 2014
(Amounts in thousands)	Acquired	Accumulated	Net Intangible
Intangible assets	Cost	Amortization	Assets
Client Relationships	$622,285	$(409,611)	$212,674
Technology & Patents	168,932	(82,536)	86,396
Trade names (indefinite-lived)	37,710	—	37,710
Trade names and trademarks (finite-lived)	65,866	(22,333)	43,533
Other intangible assets	20,526	(12,673)	7,853

Total	$915,319	$(527,153)	$388,166

	As of September 30, 2015
	Acquired	Accumulated	Net Intangible
Intangible assets	Cost	Amortization	Assets
Client Relationships	$619,117	$(431,716)	$187,401
Technology & Patents	170,630	(92,681)	77,949
Trade names (indefinite-lived)	37,710	—	37,710
Trade names and trademarks (finite-lived)	65,083	(27,140)	37,943
Other intangible assets	20,696	(15,216)	5,480

Total	$913,236	$(566,753)	$346,483

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amortization period assigned by major intangible asset class for SharpSchool was as follows:

Intangible assets	Life in years
Client Relationships	8
Technology & Patents	8
Trade names and trademarks	2
Non-compete agreements	3

The straight line method of amortization is used for trade names, trademarks, technology and non-competition agreements. The estimated future life of customer relationships is based upon the expected attrition rate associated with the relationships. The Company uses an amortization method based on the projected cash flows generated from the existing customers on the acquisition date. As the customer relationships age and customers are lost, the cash flows generated from these relationships decline. This amortization method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

Amortization expense for finite-lived intangible assets was $16.5 million and $17.8 million for the three months ended September 30, 2015 and 2014, respectively, and $49.5 million and $43.0 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for the intangible assets noted above for the year 2015 and the next five years is as follows:

2015	$64.6 million
2016	$53.8 million
2017	$43.7 million
2018	$39.0 million
2019	$34.8 million
2020	$28.8 million

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	September 30,	December 31,
(Amounts in thousands)	2015	2014
Accrued wages	$55,393	$52,311
Accrued phone	53,363	45,501
Accrued other taxes (non-income related)	46,359	39,249
Interest payable	30,834	44,523
Income taxes payable	13,988	1,045
Accrued employee benefit costs	4,068	5,039
Accrued licensing costs	3,555	984
Accrued lease expense	2,848	3,216
Deferred income tax	2,809	1,117
Acquisition obligation	—	6,115
Other accrued expenses	28,517	29,324

	$241,734	$228,424

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	LONG-TERM OBLIGATIONS

Long-term debt is carried at amortized cost. Long-term obligations, in thousands, consisted of the following as of:

	September 30,	December 31,
	2015	2014
Senior Secured Term Loan B Facility, due 2016	$250,000	$310,536
Senior Secured Term Loan B Facility, due 2018	1,813,250	1,813,250
Accounts Receivable Securitization, due 2018	—	185,000
Senior Secured Term Loan A Facility, due 2019	336,875	350,000
5 3/8% Senior Notes, due 2022	1,000,000	1,000,000

	3,400,125	3,658,786

Less: current maturities	(265,313)	(16,246)

Long-term obligations	$3,134,812	$3,642,540

During September 2015, we repaid $57.4 million on the Senior Secured Term Loan Facility, due in July 2016.

At September 30, 2015, the revolving trade accounts receivable financing facility between West Receivables LLC and Wells Fargo Bank, National Association (“Securitization Facility”) was undrawn. At December 31, 2014, $185.0 million was outstanding under the Securitization Facility. The highest outstanding balance during the nine months ended September 30, 2015 and year ended December 31, 2014 was $185.0 million.

At September 30, 2015, we were in compliance with our financial debt covenants.

7.	FAIR VALUE DISCLOSURES

Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. ASC 820:

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Trading Securities (Asset) - The assets held in the West Corporation Executive Retirement Savings Plan and the West Corporation Nonqualified Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with the provisions of Accounting Standards Codification 320, Investments—Debt and Equity Securities considering the employee’s ability to change the investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market; therefore the fair value of these securities is determined by Level 1 inputs.

We evaluate classification within the fair value hierarchy at each period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

The carrying amount of the trading securities of $58.9 million and $63.3 million at September 30, 2015 and December 31, 2014, respectively, were equal to the quoted prices in active markets for identical assets.

The fair value of our 5.375% senior notes based on market quotes, which we determined to be Level 2 inputs, at September 30, 2015 was approximately $927.5 million compared to the carrying amount of $1.0 billion. At December 31, 2014, the fair value of our 5.375% senior notes was approximately $965.0 million compared to the carrying amount of $1.0 billion.

The fair value of our senior secured term loan A facility based on recent trading activity, which we determined to be Level 2 inputs, at September 30, 2015, was approximately $323.4 million compared to the carrying amount of $336.9 million. At December 31, 2014, the fair value of our senior secured term loan A facility approximated the carrying amount of $350.0 million.

The fair value of our senior secured term loan B facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan B facilities are Level 2 inputs and are obtained from an independent source. The fair value of our senior secured term loan facilities at September 30, 2015 was approximately $2,041.6 million compared to the carrying amount of $2,063.3 million. The fair value of our senior secured term loan B facilities at December 31, 2014 was approximately $2,074.6 million compared to the carrying amount of $2,123.8 million.

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

2013 Long-Term Incentive Plan

Prior to the completion of our initial public offering (“IPO”) on March 27, 2013, we adopted, and subsequently amended, the 2013 Long-Term Incentive Plan (as amended, “2013 LTIP”), which is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock were made available for stock options, restricted stock or other types of equity awards, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares under the 2013 LTIP is reduced by the aggregate number of shares underlying each award. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP (excluding shares withheld by the Company to pay withholding taxes related to an award under the 2013 LTIP).

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

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the nine months ended September 30, 2015.

	Stock or	Options Outstanding
	Options		Weighted
	Available	Number	Average
	for Grant	of Options	Exercise Price
Balance at January 1, 2015	6,278,516	2,954,227	$27.05
Options granted	—	—	—
Options exercised	—	(396,113)	24.65
Canceled or forfeited (2013 LTIP)	32,525	(32,525)	23.92
Canceled or forfeited (2006 EIP)	—	(227,580)	31.45
Restricted stock granted	(641,060)	—	—
Restricted stock cancelled	191,590	—	—

Balance at September 30, 2015	5,861,571	2,298,009	$27.07

At September 30, 2015, we expect that approximately 2.2 million options granted and outstanding will vest in the future. At September 30, 2015, the intrinsic value of options vested and exercisable was approximately $0.7 million. The aggregate intrinsic value of options outstanding at September 30, 2015, was approximately $0.7 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at September 30, 2015 was approximately $0.7 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the information on the options granted under the 2006 EIP and 2013 LTIP at September 30, 2015:

Outstanding				Vested and Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life (years)	Price	Options	Price
$0.00 - $13.12	69,136	1.18	$ 13.12	69,136	$ 13.12
13.13 - 28.88	1,711,378	6.82	25.11	982,873	25.32
28.89 - 50.88	499,497	5.94	33.89	499,497	33.89
50.89 - 84.80	17,998	4.92	77.74	16,434	77.06

$0.00 - $84.80	2,298,009	6.45	$ 27.07	1,567,940	$ 28.05

	Options Outstanding
Executive Management Rollover Options		Weighted
	Number	Average
	of Shares	Exercise Price
Balance at January 1, 2015	12,416	$5.47
Exercised	(12,416)	5.47

Balance at September 30, 2015	—	$—

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants during the nine months ended September 30, 2014. No options were granted during the nine months ended September 30, 2015.

Nine months ended
September 30,
2014
Risk-free interest rate	2.02%
Dividend yield	3.64%
Expected volatility	29.10%
Expected life (years)	6.25
Fair value of option award	$4.90

The risk-free interest rate is based on the U.S. Treasury yield at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; volatility is based on the five-year historical volatility of twelve public companies we consider guideline or peer companies; and the expected life is based on Staff Accounting Bulletin 107. This bulletin provides a simplified method for estimating the expected life of options.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Shares, Restricted Stock Units and Performance-Based Restricted Stock Units

During the nine months ended September 30, 2015, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 12,660 shares of common stock with an aggregate fair value of approximately $400,000. These shares vest on the six-month anniversary of the date of grant in the case of initial awards and on the one-year anniversary for all other awards.

On January 2, 2015, 37,500 restricted shares with an aggregate fair value of approximately $1.2 million were awarded to our Chief Financial Officer. These shares vest over a period of four years with 25% of the restricted shares becoming unrestricted on each of the first through fourth anniversaries of the award.

On May 1, 2015, 100,000 restricted stock units with an aggregate fair value of approximately $3.1 million were granted to our President and Chief Operating Officer. These restricted stock units vest over a period of four years with 25% of the restricted stock units vesting on each of the first through fourth anniversaries of the award.

During September 2015, we issued 333,400 restricted stock awards and restricted stock units to certain key employees. These awards vest ratably with 25% of the award vesting on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $7.9 million and will be recognized over the remaining vesting period of approximately 3.9 years as of September 30, 2015.

During September 2015, we issued 157,500 performance-based restricted stock units to certain key executives. Each performance-based restricted stock unit represents a contingent right to receive between zero and 1.75 shares of West common stock. These performance-based restricted stock units will vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period as compared to the TSR of companies included in the Russell 2000 on both the first and last day of the performance period, which began on September 1, 2015 and ends on August 31, 2018. The fair value of these awards at the date of grant was approximately $4.3 million and will be recognized over the remaining vesting period of approximately 2.9 years as of September 30, 2015.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. As of September 30, 2015, 479,814 shares had been issued under the ESPP. For the three and nine months ended September 30, 2015, we recognized compensation expense for this plan of $0.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2014, we recognized compensation expense for this plan of $0.2 million and $0.8 million, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense

For the three months ended September 30, 2015 and 2014, stock-based compensation expense was $5.4 million and $3.9 million, respectively. For the nine months ended September 30, 2015 and 2014, stock-based compensation expense was $16.8 million and $10.1 million, respectively.

At September 30, 2015 and 2014, there was approximately $3.6 million and $11.3 million, respectively, of unrecorded and unrecognized compensation expense related to unvested stock options under the 2006 EIP and 2013 LTIP, which will be recognized over the remaining vesting period of approximately 1.0 years as of September 30, 2015.

At September 30, 2015 and 2014, there was approximately $46.3 million and $43.5 million, respectively, of unrecorded and unrecognized compensation expense related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 3.9 years as of September 30, 2015.

9.	EARNINGS (LOSS) PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2015	2014	2015	2014
Earnings (Loss) Per Common Share-basic:
Continuing operations	$0.61	$0.15	$1.78	$1.19
Discontinued operations	(0.01)	0.04	0.37	0.12

Total earnings per share-basic	$0.60	$0.19	$2.15	$1.31

Earnings (Loss) Per Common Share-diluted
Continuing operations	$0.60	$0.15	$1.74	$1.17
Discontinued operations	(0.01)	0.04	0.36	0.12

Total earnings per share-diluted	$0.58	$0.19	$2.10	$1.29

Weighted Average Number of Shares Outstanding:
Basic - Common	82,931	84,090	83,479	83,950
Dilutive Impact of Equity Awards:
Common Shares	1,903	1,521	2,075	1,450
Diluted Common Shares	84,834	85,611	85,554	85,400

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options and unvested restricted stock, by application of the treasury stock method that have a dilutive effect on earnings per share, and also the effect of the notional shares of the Company in the West Corporation Nonqualified Deferred Compensation Plan. At September 30, 2015 and 2014, 2,055,530 and 631,481 stock options were outstanding with an exercise price equal to or exceeding the market value of our common stock, and therefore the shares underlying such options were excluded from the computation of shares contingently issuable upon exercise of the options.

10.	ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Activities within accumulated other comprehensive (loss) for the three and nine months ended September 30, 2015 and 2014 were as follows (net of tax):

Accumulated
Other
Comprehensive
Loss
BALANCE, July 1, 2015	$(59,224)
Foreign currency translation adjustment, net of tax of $4,404	(7,718)

BALANCE, September 30, 2015	$(66,942)

BALANCE, January 1, 2015	$(37,506)
Foreign currency translation adjustment, net of tax of $16,666	(29,436)

BALANCE, September 30, 2015	$(66,942)

Accumulated
Other
Comprehensive
Loss
BALANCE, July 1, 2014	$(11,492)
Foreign currency translation adjustment, net of tax of $7,570	(15,658)

BALANCE, September 30, 2014	$(27,150)

BALANCE, January 1, 2014	$(12,200)
Foreign currency translation adjustment, net of tax of $8,593	(14,950)

BALANCE, September 30, 2014	$(27,150)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

Following the divestiture on March 3, 2015 of several of our agent-based businesses, we implemented a revised organizational structure, which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. The Company manages various technology-driven communication service businesses with an operating focus consistent with the revised organizational structure for clients in various industries and geographic locations.

The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (“CODM”), reviews financial information prepared on a consolidated basis accompanied by disaggregated revenue and Adjusted EBITDA information by operating segment. The operating segments are organized for operational reasons and serve similar customers and industries. Each of our operating segments manage and process large scale, complex transactions that help our clients communicate effectively and efficiently. Based on an overall evaluation of all facts and circumstances, including consideration of the economic characteristics of the operating segments, the Company has aggregated its five operating segments into one reportable segment. Beginning in the first quarter of 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

For the three months ended September 30, 2015 and 2014, revenues from non-U.S. countries were approximately 20% and 22% of consolidated revenues, respectively. For the nine months ended September 30, 2015 and 2014, revenues from non-U.S. countries were approximately 21% and 23% of consolidated revenues, respectively. During the three months ended September 30, 2015 and 2014, revenue from the United Kingdom accounted for 12% of consolidated revenue in both periods. During the nine months ended September 30, 2015 and 2014, revenue from the United Kingdom accounted for 12% and 13% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region is noted below:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Revenue:
Americas - United States	$458,705	$444,230	$1,360,574	$1,273,066
Europe, Middle East & Africa (EMEA)	75,564	77,175	230,791	245,597
Asia Pacific	36,387	40,215	108,698	118,606
Americas - Other	3,792	6,577	11,766	18,387

Total	$574,448	$568,197	$1,711,829	$1,655,656

	As of September 30,	As of December 31,
	2015	2014
	(amounts in thousands)
Long-Lived Assets:
Americas - United States	$2,632,405	$2,686,553
Europe, Middle East & Africa (EMEA)	157,816	176,817
Asia Pacific	19,163	17,891
Americas - Other	1,510	1,816

Total	$2,810,894	$2,883,077

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and nine months ended September 30, 2015, the decline in EMEA and Asia Pacific revenues was primarily due to the negative impact of foreign currency translation adjustments.

For the three months ended September 30, 2015 and 2014, the aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(1.3) million and $3.4 million, respectively. For the nine months ended September 30, 2015 and 2014, the aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(1.6) million and $0.7 million, respectively.

For the three months ended September 30, 2015 and 2014, our largest 100 clients represented 45% and 46% of our total revenue, respectively. For the nine months ended September 30, 2015 and 2014, our largest 100 clients represented 45% and 46% of our total revenue, respectively. During the three and nine months ended September 30, 2015, no client represented greater than 10% of our total revenue.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows:

	For the nine months ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest and call premiums on senior and subordinated notes	$113,690	$177,229
Cash paid for income taxes, net of $3,841 and $5,546 for refunds	$89,635	$61,980

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$12,380	$3,395

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued dividends	$1,040	$63

13.	COMMITMENTS AND CONTINGENCIES

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

14.	SUBSEQUENT EVENTS

On October 31, 2015, we completed the acquisition of Magnetic North, Ltd., (“Magnetic North”) a leading U.K.-based provider of proprietary hosted customer contact center and unified communications solutions to enterprises. Magnetic North offers its international client base complete multi-channel, cloud-based solutions via a fully integrated, feature-rich platform. The technology that Magnetic North has developed will be used across West to provide clients with the capability to deliver seamless and contextual multi-channel consumer experiences. The purchase price was approximately $39 million and was funded with cash on hand.

On November 2, 2015, we completed the acquisition of ClientTell, Inc., and its affiliate ClientTell Labs, LLC, which provide automated notifications and lab reporting services to the healthcare industry. ClientTell will become part of the Company’s Interactive Services operating segment. The initial purchase price was approximately $38 million and was funded with cash on hand. Up to an additional $10.5 million in cash will be paid based on achievement of certain financial objectives over the next five years.

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

Financial Operations Overview

Revenue

Revenue from our Unified Communications Services is generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a user or network circuit basis.

Interactive Services revenue is generally billed, and revenue recognized, on a per call, per message or per minute basis, or in the case of subscription arrangements, generally billed in advance and revenue recognized ratably over the contract term.

Safety Services revenue is generated primarily from monthly fees, recognized as billed, based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales that may include hardware, software, and professional services (installation, training and project management) are generally recognized when shipment of the hardware and software has occurred and for professional services when client acceptance of a fully functional system is received. Contracts for annual recurring services such as support and maintenance agreements are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

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

The divestiture resulted in a $46.7 million gain on a pre-tax basis and a $28.4 million gain on an after tax basis which is included within income from discontinued operations for the nine months ended September 30, 2015. The total after tax gain realized on the sale was $37.0 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

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

The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans (as defined below). The Fourth Amendment also provided for interest rate floors applicable to the Term Loans. The interest rate floors effective September 30, 2015 were 0.75% for the LIBOR component of LIBOR rate Term Loans and 1.75% for the base rate component of base rate Term Loans.

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

On July 1, 2014, we modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new term loan A facility (“TLA”) to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided, that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the TLA were received on November 14, 2014 and were used to redeem the 2019 Senior Notes. Annual amortization (payable in quarterly installments) in respect of the TLA was payable at a 2.5% annual rate in the quarters ended March 31, 2015 and ended June 30, 2015 (amortization was at a 0.625% quarterly rate for the full fiscal quarters following incurrence); and will be payable at: a 5.0% annual rate in the year ending June 30, 2016; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

On November 14, 2014, we redeemed the 2019 Senior Notes. The debt call premium paid was 3.938% of the principal amount of the 2019 Senior Notes. In addition, the Company paid accrued and unpaid interest on the redeemed 2019 Senior Notes up to, but not including, the redemption date. Following this redemption, none of the 2019 Senior Notes remained outstanding.

We used a portion of the $275.0 million proceeds received from the divestiture, completed on March 3, 2015, to repay $185.0 million that had been outstanding under our Securitization Facility. In September 2015, we repaid $57.4 million on the senior secured term loan B facility, due in July 2016.

Overview of 2015 Results

The following overview highlights the areas we believe are important in understanding our results of operations for the three and nine months ended September 30, 2015. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. Unless otherwise stated, financial results discussed herein refer to continuing operations.

•	Our revenue increased $6.3 million, or 1.1%, during the three months ended September 30, 2015 compared to revenue during the three months ended September 30, 2014.

•	Our revenue increased $56.2 million, or 3.4%, during the nine months ended September 30, 2015 compared to revenue during the nine months ended September 30, 2014.

•	Our operating income increased $9.4 million, or 8.2%, during the three months ended September 30, 2015 compared to operating income during the three months ended September 30, 2014.

•	Our operating income increased $6.8 million, or 2.0%, during the nine months ended September 30, 2015 compared to operating income during the nine months ended September 30, 2014.

•	Our cash flows from operating activities increased $8.4 million, or 7.1%, during the three months ended September 30, 2015 compared to cash flows from operating activities during the three months ended September 30, 2014.

•	Our cash flows from operating activities decreased $19.4 million, or 6.4%, during the nine months ended September 30, 2015 compared to cash flows from operating activities during the nine months ended September 30, 2014.

•	On March 3, 2015, we completed the divestiture of certain of our agent-based businesses for $275.0 million in cash. This divestiture resulted in a $46.7 million gain on a pre-tax basis and a $28.4 million gain on an after tax basis for the nine months ended September 30, 2015. The total after tax gain realized on the sale was $37.0 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014. Following the divestiture, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, our five operating segments are aggregated into one reportable segment. Beginning in the first quarter of 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

•	On March 18, 2015, we completed an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share, including 1,650,000 shares of common stock sold by the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. Concurrent with the closing of the offering, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $29.596875 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $29.6 million.

•	Effective June 1, 2015, we completed the acquisition of substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool, a provider of website and content management system software-as-a-service solutions for the K-12 education market. The purchase price was approximately $17.2 million and was funded with cash on hand.

•	On June 24, 2015 and July 22, 2015, we completed an underwritten public offering of 7,000,000 and 200,000 shares of common stock, respectively, by certain of our existing stockholders at a public offering price of $30.75 per share, with the 200,000 shares of common stock sold by the selling stockholders pursuant to a partial exercise of the underwriters’ option to purchase additional shares. Concurrent with the closing of the offering on June 24, 2015, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $30.36 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $30.4 million, which was funded with cash on hand.

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenue: The tables below summarize the change in our revenue for the three and nine months ended September 30, 2015, compared to the revenue for the three and nine months ended September 30, 2014.

	Amounts	Contribution
	in millions	to Growth %
Revenue for the three months ended September 30, 2014	$568.2
Revenue from acquired entities	5.4	1.0%
Estimated impact of foreign exchange rates	(9.7)	-1.7%
Loss of a large conferencing client in 2014	(6.7)	-1.2%
Loss of a large telecom services client in 2015	(5.0)	-0.9%
Adjusted organic growth, net	22.2	3.9%

Revenue for the three months ended September 30, 2015	$574.4	1.1%

Total revenue for the three months ended September 30, 2015 increased $6.3 million, or 1.1%, to $574.4 million from $568.2 million for the three months ended September 30, 2014. This increase included $5.4 million from the acquisitions of 911 Enable through September 2, 2015 and full quarter revenue for SharpSchool and SchoolReach. These acquisitions closed on September 2, 2014, June 1, 2015 and November 3, 2014, respectively, and their results have been included in our operations since their respective acquisition dates.

Foreign exchange rates had a negative impact of approximately $9.7 million on our revenues this quarter when comparing the foreign exchange rates for the three months ended September 30, 2015 to the rates for the three months ended September 30, 2014. During the three months ended September 30, 2015, international revenue was $115.7 million, a decrease of 6.6% over the three months ended September 30, 2014. Using constant currency foreign exchange rates our international revenue would have increased 1.2% compared to the three months ended September 30, 2014.

The loss of a large conferencing client, which we announced early in 2014, had minimal impact on revenue in the third quarter of 2014. However, when compared to the three months ended September 30, 2014, the loss of this conferencing client had a negative $6.7 million impact on our revenue for the three months ended September 30, 2015. The loss of a large telecom services client announced in the third quarter of 2015 had a negative $5.0 million impact on our revenue for the three months ended September 30, 2015.

The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 2.3% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, the average rate per minute for reservationless conferencing services declined by approximately 7.3% compared to the three months ended September 30, 2014. Adjusting for the impact of the loss of the large conferencing client and using constant currency foreign exchange rates, the volume of minutes used for our reservationless conferencing services grew by approximately 6.0% and our average rate per minute for reservationless conferencing services declined by approximately 7.2% compared to the three months ended September 30, 2014.

For the three months ended September 30, 2015 and 2014, our largest 100 clients represented 45% and 46% of our total revenue, respectively.

	Amounts	Contribution
	in millions	to Growth %
Revenue for the nine months ended September 30, 2014	$1,655.7
Revenue from acquired entities	66.7	4.0%
Estimated impact of foreign exchange rates	(30.0)	-1.8%
Loss of a large conferencing client in 2014	(26.2)	-1.6%
Loss of a large telecom services client in 2015	(5.0)	-0.3%
Adjusted organic growth, net	50.6	3.1%

Revenue for the nine months ended September 30, 2015	$1,711.8	3.4%

For the nine months ended September 30, 2015, total revenue increased $56.2 million, or 3.4%, to $1,711.8 million from $1,655.7 million for the nine months ended September 30, 2014. This increase during the nine months ended September 30, 2015 included revenue of $66.7 million from acquisitions. Revenue growth attributable to acquired entities for the nine months ended September 30, 2015 includes School Messenger through April 21, 2015; Health Advocate through June 13, 2015; 911 Enable through September 2, 2015; SchoolReach; and SharpSchool after June 1, 2015.

Foreign exchange rates had a negative impact of approximately $30.0 million on our revenues for the nine months ended September 30, 2015 when comparing the foreign exchange rates for the nine months ended September 30, 2015 to those for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, international revenue was $351.3 million, a decrease of 8.2% over the nine months ended September 30, 2014. Using constant currency foreign exchange rates, international revenue would have decreased 0.3% compared to the nine months ended September 30, 2014.

The loss of a large conferencing client, which we announced early in 2014, had minimal impact on revenue in the first three quarters of 2014. However, when compared to the nine months ended September 30, 2014, the loss of this conferencing client had a $26.2 million impact on our revenue for the nine months ended September 30, 2015. The loss of a large telecom services client announced in the third quarter of 2015 had a $5.0 million negative impact on our revenue for the nine months ended September 30, 2015. As a result of the loss of the large telecom services client, the Company expects its revenue in the fourth quarter of 2015 to be negatively impacted by approximately $13 to $14 million and 2016 revenue to be negatively impacted by approximately $40 million.

The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 2.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the average rate per minute for reservationless conferencing services declined by approximately 8.9% compared to the nine months ended September 30, 2014. Adjusting for the impact of the loss of the large conferencing client and using constant currency foreign exchange rates the volume of minutes used for our reservationless conferencing services grew by approximately 7.6% and our average rate per minute for reservationless conferencing services declined by approximately 9.8% compared to the nine months ended September 30, 2014.

For the nine months ended September 30, 2015 and 2014, our largest 100 clients represented 45% and 46% of our total revenue, respectively.

Cost of services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services for the three months ended September 30, 2015 increased approximately $2.6 million, or 1.1%, to $246.3 million, from $243.7 million for the three months ended September 30, 2014. The increase in cost of services during the three months ended September 30, 2015 included $1.4 million from the acquisitions of SharpSchool, SchoolReach and 911 Enable. Using constant currency foreign exchange rates, cost of services for the three months ended September 30, 2015 would have been approximately $4.0 million higher. As a percentage of revenue, cost of services was 42.9% for the three months ended September 30, 2015 and 2014.

Cost of services for the nine months ended September 30, 2015 increased $22.4 million, or 3.2%, to $731.3 million from $708.9 million for the nine months ended September 30, 2014. The increase in cost of services during the nine months ended September 30, 2015 included $23.5 million from the acquisitions completed in 2014 and 2015. Using constant currency foreign exchange rates cost of services for the nine months ended September 30, 2015 would have been approximately $10.5 million higher. As a percentage of revenue, cost of services decreased to 42.7% for the nine months ended September 30, 2015, compared to 42.8% for the nine months ended September 30, 2014.

Selling, general and administrative expenses: SG&A expenses decreased $5.8 million, or 2.8%, to $203.8 million for the three months ended September 30, 2015 from $209.5 million for the three months ended September 30, 2014. Contributing to the decrease in SG&A was the effect of foreign exchange rates, including translation and non-functional currency transaction impacts. The aggregate gain on non-functional currency transactions during the quarter was $1.9 million compared to $0.5 million in the three months ended September 30, 2014. Using constant currency foreign exchange rates, SG&A expense for the three months ended September 30, 2015 would have been approximately $6.0 million greater. Also contributing to the decrease in SG&A for the quarter was a $3.4 million mark-to-market recurring adjustment for the decline in the fair value of investments in our non-qualified retirement plans which is recorded as a reduction to SG&A expense and an increase to non-operating other expense. During the three months ended September 30, 2014, the mark-to-market recurring adjustment reclassification resulted in a $0.7 million reduction to SG&A and an increase to non-operating other expense. The decrease in SG&A expenses during the three months ended September 30, 2015 was partially offset by $4.1 million of SG&A from the acquisitions of SharpSchool, SchoolReach and 911 Enable.

As a percentage of revenue, SG&A expenses decreased to 35.5% for the three months ended September 30, 2015 from 36.9% for the three months ended September 30, 2014. Adjusting for the impacts of the mark-to-market reclassification and non-functional currency transaction gain for both three month periods, the percentage of adjusted SG&A to revenue would be 36.4% for the three months ended September 30, 2015 and 37.1% for the three months ended September 30, 2014.

SG&A expenses increased $27.0 million, or 4.5%, to $629.0 million for the nine months ended September 30, 2015 from $602.0 million for the nine months ended September 30, 2014. The increase in SG&A expenses during the nine months ended September 30, 2015 included $41.3 million from the acquisitions completed in 2014 and 2015 and a $6.7 million increase in share-based compensation. Partially offsetting the increase in SG&A was the effect of foreign exchange rates, including translation and non-functional currency transaction impacts. The aggregate gain on non-functional currency transactions during the nine months ended September 30, 2015 was $0.2 million compared to an aggregate loss of $2.6 million in the nine months ended September 30, 2014. Using constant currency foreign exchange rates, SG&A expense for the nine months ended September 30, 2015 would have been approximately $12.1 million greater. Also, partially offsetting the increase in SG&A for the nine months ended September 30, 2015 was a $2.2 million mark-to-market recurring adjustment for the decline in the fair value of investments in our non-qualified retirement plans which is recorded as a reduction to SG&A expense and an increase to non-operating other expense. During the nine months ended September 30, 2014, the mark-to-market recurring adjustment reclassification resulted in a $1.8 million increase to SG&A and a decrease to non-operating other expense.

As a percentage of revenue, SG&A expenses increased to 36.7% for the nine months ended September 30, 2015 compared to 36.4% for the nine months ended September 30, 2014. Adjusting for the impacts of the mark-to-market reclassification and non-functional currency transaction for both nine month periods, and removing the effect of acquisitions the percentage of adjusted SG&A to revenue would be 35.9% for the nine months ended September 30, 2015 and 36.1% for the nine months ended September 30, 2014.

Operating income: Operating income for the three months ended September 30, 2015 increased $9.4 million, or 8.2%, to $124.4 million from $114.9 million for the three months ended September 30, 2014. As a percentage of revenue, operating income for the three months ended September 30, 2015 increased to 21.6%, from 20.2% for the three months ended September 30, 2014. For the three months ended September 30, 2015, foreign exchange rates did not have a significant impact on operating income.

Operating income for the nine months ended September 30, 2015 increased $6.8 million, or 2.0%, to $351.5 million from $344.7 million for the nine months ended September 30, 2014. As a percentage of revenue, operating income for the nine months ended September 30, 2015 decreased to 20.5%, from 20.8% for the nine months ended September 30, 2014. Using constant currency foreign exchange rates, operating income for the nine months ended September 30, 2015 would have been approximately $7.4 million higher.

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes; the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency; and interest income from short-term investments; and, in 2014, the debt redemption premiums and accelerated amortization of deferred financing costs on the redemption of our 2018 Senior Notes, partial redemption on our 2019 Senior Notes and partial repayment of our 2018 Maturity Term Loans.

Other income (expense) for the three months ended September 30, 2015 was ($44.7) million compared to ($97.0) million for the three months ended September 30, 2014. Other income (expense) for the nine months ended September 30, 2015 was ($118.2) million compared to ($191.1) million for the nine months ended September 30, 2014. Interest expense, net of interest income, for the three and nine months ended September 30, 2015 was $38.4 million and $115.7 million, respectively, compared to $47.6 million and $145.1 million, respectively, for the three and nine months ended September 30, 2014. Our debt obligations are in the name of West Corporation and assigned to certain of our domestic subsidiaries. As a result our interest expense is recorded in our domestic operations only.

Upon completion of the full redemption of the 2018 Senior Notes and partial redemption of the 2019 Senior Notes in July, 2014, we recorded as other non-operating expense a $30.4 million tender premium, a $9.9 million redemption premium, a $3.7 million make-whole premium and $7.7 million for the accelerated amortization of the remaining balance of deferred financing costs associated with the 2018 Senior Notes and pro rata acceleration of the deferred financing costs associated with the 2019 Senior Notes.

During the three and nine months ended September 30, 2015, we recognized a $3.3 million loss and $1.7 million loss, respectively, on affiliate transactions denominated in foreign currencies. During the three and nine months ended September 30, 2014, we recognized a $2.9 million gain and a $3.3 million gain, respectively, on affiliate transactions denominated in foreign currencies.

During the three months ended September 30, 2015, we recognized a $3.4 million loss in a recurring mark-to-market reclassification for investments in our non-qualified retirement plans resulting in an increase to non-operating other expense and an offsetting decrease to SG&A compared to a $0.7 million loss during the three months ended September 30, 2014. During the nine months ended September 30, 2015, we recognized a $2.2 million loss in marking the investments in our non-qualified retirement plans to market compared to a $1.8 million gain during the nine months ended September 30, 2014.

During the three months ended September 30, 2015 we recorded $0.6 million in non-operating other expense consisting of transition services costs associated with the divestiture, net of transition services revenue of $0.4 million. During the nine months ended September 30, 2015 we recorded $1.7 million in non-operating other expense consisting of transition services costs associated with the divestiture, net of transition services revenue of $1.0 million.

Income from continuing operations: Our income from continuing operations increased $37.6 million, or 287.1%, for the three months ended September 30, 2015 to $50.7 million from $13.1 million for the three months ended September 30, 2014. For the three months ended September 30, 2014, expenses associated with the refinancing of our debt had a $34.9 million negative impact on net income. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 36.3% for the three months ended September 30, 2015, compared to 26.9% for the three months ended September 30, 2014. During the three months ended September 30, 2014 our effective tax rate was reduced by changes in our permanently invested foreign capital and ownership of intellectual property and the associated international tax involving multiple jurisdictions.

Our income from continuing operations for the nine months ended September 30, 2015 increased $48.8 million, or 49.0%, to $148.6 million from $99.7 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, expenses associated with the refinancing of our debt had a $34.9 million negative impact on net income. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 36.3% for the nine months ended September 30, 2015, compared to an effective tax rate of approximately 35.1% for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, our effective tax rate was reduced by changes in our permanently invested foreign capital and ownership of intellectual property and the associated international tax involving multiple jurisdictions.

Earnings per common share from continuing operations: Earnings per common share-basic and diluted from continuing operations for the three months ended September 30, 2015 were $0.61 and $0.60, respectively. Earnings per common share-basic and diluted from continuing operations for the three months ended September 30, 2014 were $0.15. Earnings per common share-basic and diluted from continuing operations for the nine months ended September 30, 2015 were $1.78 and $1.74, respectively. Earnings per common share-basic and diluted from continuing operations for the nine months ended September 30, 2014 were $1.19 and $1.17, respectively.

Discontinued Operations

On March 3, 2015, we divested several of our agent-based businesses, including our consumer facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014. The divestiture resulted in a $46.7 million gain on a pre-tax basis and a $28.4 million gain on an after tax basis which is included within income from discontinued operations for the nine months ended September 30, 2015. During the three months ended September 30, 2015, the pre-tax gain was reduced by $1.9 million. The reduction was for additional working capital items, reserves on disputed items and transaction expenses. The total after tax gain realized on the sale was $37.0 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

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

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Revenue	$—	$146,309	$102,251	$429,947
Operating income	—	5,992	3,851	20,012
(Loss) gain on disposal	(1,900)	—	46,656	—
(Loss) income before income tax expense	(1,900)	5,966	50,334	19,887
Income tax (benefit) expense	(665)	2,959	19,345	9,467

(Loss) income from discontinued operations	$(1,235)	$3,007	$30,989	$10,420

On January 30, 2015, we entered into an exclusive sales listing agreement to market certain land, building and improvements which were primarily occupied by the agent-based businesses we later divested on March 3, 2015. The net book value of these assets is $17.5 million and, they are presented on our September 30, 2015 condensed consolidated balance sheet as assets held for sale and measured at the lower of their carrying amount or fair value less costs to sell.

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

The following table summarizes our net cash flows by category for the periods presented:

	For the Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	Change	% Change
Net cash flows from continuing operating activities	$283,221	$302,592	$(19,371)	-6.4%
Net cash flows used in continuing investing activities	$(113,782)	$(485,938)	$372,156	-76.6%
Net cash flows (used in) from continuing financing activities	$(364,790)	$110,855	$(475,645)	-429.1%

Net cash flows from continuing operating activities decreased $19.4 million, or 6.4%, to $283.2 million for the nine months ended September 30, 2015, compared to net cash flows from continuing operating activities of $302.6 million for the nine months ended September 30, 2014. The decrease in net cash flows from operating activities is primarily due to $27.7 million in higher income tax payments, of which $11.9 million of these tax payments relate to discontinued operations, including the gain on the divested business and $15.8 million of these tax payments relate to higher taxable income compared to the same period last year.

Days sales outstanding (“DSO”), a key performance indicator we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 62 days at September 30, 2015 compared to 63 days at September 30, 2014. The decrease in DSO of approximately one day contributed approximately $6.2 million to our net cash flows from continuing operating activities.

Net cash flows used in continuing investing activities was $113.8 million for the nine months ended September 30, 2015, a decrease of $372.2 million compared to net cash flows used in continuing investing activities of $485.9 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, our business acquisition investing was $368.2 million less than the comparable nine months ended September 30, 2014, as a result of the acquisitions of SchoolMessenger, Health Advocate and 911 Enable in the first nine months of 2014 and SharpSchool in 2015. During the nine months ended September 30, 2015, cash used for capital expenditures was $96.2 million compared to $98.9 million for the nine months ended September 30, 2014.

Net cash flows used in continuing financing activities was $364.8 million for the nine months ended September 30, 2015, an increase of $475.6 million compared to net cash flows from continuing financing activities of $110.9 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we used a portion of the $275.0 million proceeds received from the divestiture, completed on March 3, 2015, to repay $185.0 million that had been outstanding under our Securitization Facility. During the nine months ended September 30, 2015, we completed the repurchase of 2,000,000 shares of common stock in two private transactions for an aggregate purchase price of approximately $60.0 million. During the nine months ended September 30, 2014, net proceeds from revolving credit facilities were $184.2 million compared to net payments of $185.0 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, dividends and dividend equivalents of $56.4 million were paid compared to $56.8 million of dividend and dividend equivalent payments during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we made principal repayments of $73.7 million of which $62.6 million of these principal repayments were prepaid compared to principal repayments of $0.8 million during the nine months ended September 30, 2014.

As of September 30, 2015, the amount of cash and cash equivalents held by our foreign subsidiaries was $117.1 million. We have accrued U.S. taxes on $203 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $186 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we presently intend to pay a quarterly cash dividend at a rate equal to approximately $19.1 million per quarter (or an annual rate of $76.4 million). Based on approximately 84.8 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On November 2, 2015, we announced a $0.225 per common share quarterly dividend. The dividend is payable November 25, 2015 to stockholders of record as of the close of business on November 16, 2015.

On October 31, 2015 we completed the acquisition of Magnetic North a leading U.K.-based provider of proprietary hosted customer contact center and unified communications solutions to enterprises. Magnetic North offers its international client base complete multi-channel, cloud-based solutions via a fully integrated, feature-rich platform. The technology that Magnetic North has developed will be used across West to provide clients with the capability to deliver seamless and contextual multi-channel consumer experiences. The purchase price was approximately $39 million and was funded with cash on hand.

On November 2, 2015, we completed the acquisition of ClientTell which provides automated notifications and lab reporting services to the healthcare industry. ClientTell will become part of the Company’s Interactive Services operating segment. The initial purchase price was approximately $38 million and was funded with cash on hand. Up to an additional $10.5 million in cash will be paid based on achievement of certain financial objectives over the next five years.

Given our current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Senior Secured Term Loan Facility

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into the Fourth Amendment. The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all Term Loans. As of September 30, 2015, the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2016 Maturity Term Loans were 2.0% for LIBOR rate loans and 1.00% for base rate loans. The Fourth Amendment also provides for interest rate floors applicable to the Term Loans. The interest rate floors as of September 30, 2015 were 0.75% for the LIBOR component of LIBOR rate Term Loans and 1.75% for the base rate component of base rate Term Loans.

On July 1, 2014, we used a portion of the net proceeds from the 2022 Senior Notes to repay a portion of the 2018 Maturity Term Loans. The total aggregate principal amount repaid on the 2018 Maturity Term Loans was $250.0 million. Our Senior Secured Credit Facilities bear interest at variable rates. Based on prepayments the Company has made, our Senior Secured Credit Facilities do not require further annual payments until balloon payments at maturity dates of July 15, 2016 and June 30, 2018 of approximately $250.0 million and $1,813.3 million respectively. The effective annual interest rates, inclusive of debt amortization costs, on the Senior Secured Credit Facilities for the three and nine months ended September 30, 2015 were 3.91% for both periods compared to 4.14% and 4.05%, respectively, during the three and nine months ended September 30, 2014.

On July 1, 2014, we further modified our Senior Secured Credit Facilities by entering into the Fifth Amendment. The Fifth Amendment provided for a new TLA facility to be made available, in a single borrowing, at any time on or before December 31, 2014 in the form of TLA loans having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The TLA matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remain outstanding on such date. The proceeds of the TLA were used to redeem in full the 2019 Senior Notes, accrued and unpaid interest on the 2019 Senior Notes and debt redemption premiums on the redemption of the 2019 Senior Notes. Annual amortization (payable in quarterly installments) in respect of the TLA was payable at a 2.5% annual rate in the quarters ended March 31, 2015 and June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence); and will be payable at: a 5.0% annual rate in the year ending June 30, 2016; a 7.5% annual rate in the year ending June 30, 2017; and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding TLA shall become due and payable.

The TLA notes bear interest at variable rates. The interest rate margin applicable to the TLA are based on the Company’s total leverage ratio and range from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at September 30, 2015) and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at September 30, 2015).

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

The interest rate margin applicable to the Senior Secured Revolving Credit Facility is based on our total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at September 30, 2015), and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at September 30, 2015). We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility. The commitment fee in respect of unused commitments under the Senior Secured Revolving Credit Facility is subject to adjustment based upon our total leverage ratio.

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

The Senior Secured Revolving Credit Facility was undrawn at September 30, 2015. The average daily outstanding balance of the Senior Secured Revolving Credit Facility during the nine months ended September 30, 2015 was $6.6 million. The highest balance outstanding on the Senior Secured Revolving Credit Facility during the nine months ended September 30, 2015 was $100.0 million. The Senior Secured Revolving Credit Facility was undrawn during the nine months ended September 30, 2014.

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

The Securitization Facility has been amended from time to time to add originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. The Securitization Facility was most recently amended as of February 25, 2015 (the “2015 Amendment”) to provide for the divestiture of several of our agent-based businesses, a portion of which previously had been included in the Securitization Facility, to add originators and to modify certain concentration limits and reserves. After giving effect to the 2015 Amendment, based on the level of eligible receivables historically generated by participating originators, we anticipate between $120.0 million to $160.0 million in receivables financing to be available under the Securitization Facility.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At September 30, 2015, the Securitization Facility was undrawn. At December 31, 2014, $185.0 million was outstanding under the Securitization Facility. The highest outstanding balance during the nine months ended September 30, 2015 and year ended December 31, 2014 was $185.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Amended Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Amended Credit Agreement) may not exceed 6.25 to 1.0 at September 30, 2015, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2015. We previously reported a 4.6x ratio of total debt to Adjusted EBITDA for December 31, 2014 in our Annual Report on Form 10-K. The ratio reported in our Annual Report on Form 10-K was consistent with our historical debt covenant calculations and included both continuing operations and discontinued operations. Our ratio of total debt to Adjusted EBITDA was 4.66x and 4.9x at September 30, 2015 and December 31, 2014, respectively, when calculated on a continuing operations basis. The Amended Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions

(excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Amended Credit Agreement to complete a dividend in excess of the Company’s net income for the nine months ended September 30, 2015.

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

2022 Senior Notes—The indenture governing the 2022 Senior Notes contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at September 30, 2015. The Company has sufficient capacity under applicable exceptions included in the indenture governing the 2022 Senior Notes to complete a dividend in excess of the Company’s net income for the nine months ended September 30, 2015.

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

The following table summarizes our contractual obligations at September 30, 2015 (amounts in thousands):

Contractual		Less than			After 5
Obligations	Total	1 year	1 - 3 years	4 - 5 years	years
Senior Secured Term Loan Facility, due 2016	$250,000	$250,000	$—	$—	$—
Senior Secured Term Loan Facility, due 2018	1,813,250	—	1,813,250	—	—
TLA Facility, due 2019	336,876	15,313	63,438	258,125	—
5.375% Senior Notes, due 2022	1,000,000	—	—	—	1,000,000
Interest payments on fixed rate debt	376,250	53,750	107,500	107,500	107,500
Estimated interest payments on variable rate debt (1)	226,997	76,442	142,000	8,555	—
Operating leases	132,234	24,810	38,919	25,918	42,587
Contractual minimums under telephony agreements	70,700	67,200	3,500	—	—
Purchase obligations (2)	68,145	57,848	10,076	221	—

Total contractual cash obligations	$4,274,452	$545,363	$2,178,683	$400,319	$1,150,087

(1)	Interest rate assumptions based on September 30, 2015 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Nonqualified Executive Retirement Savings Plan and Nonqualified Executive Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At September 30, 2015, we had accrued $35.8 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $96.2 million for the nine months ended September 30, 2015 compared to $98.9 million for the nine months ended September 30, 2014.

Off – Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2015 and are renewed as required. The outstanding commitment on these obligations at September 30, 2015 was $5.5 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014. There have not been any significant changes with respect to these policies during the nine months ended September 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of September 30, 2015, we had $2,063.3 million outstanding under our Senior Secured Credit Facilities, $1.0 billion outstanding under our 2022 Senior Notes and $336.9 million outstanding under our TLA facility.

Due to the interest rate floors on the Senior Secured Credit Facilities, our variable rate debt on these facilities would be subject to interest rate risk only if current LIBOR rates exceed the interest rate floors of 75 basis points. At September 30, 2015, the 30 and 90 day LIBOR rates were approximately 0.1936% and 0.3266%, respectively. A 50 basis point change in the variable interest rate at September 30, 2015 would have little to no impact on the variable interest rates of the Senior Secured Term Loan Facilities due in 2016 and 2018, respectively. Every 50 basis point increase in variable interest rates above the LIBOR interest rate floor would increase our quarterly interest expense by approximately $2.6 million on our Senior Secured Term Loan Facilities due in 2016 and 2018. The TLA does not include an interest rate floor. A 50 basis point increase in the variable rate of the TLA at September 30, 2015 would increase our quarterly interest expense by approximately $0.4 million. As a result of the interest rate floors and prevailing LIBOR rates, material rate increases on our variable rate debt in the immediate and near term are unlikely.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries.

Based on our level of operating activities in foreign operations during the three and nine months ended September 30, 2015, a ten percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.1%.

For the three and nine months ended September 30, 2015, revenues from non-U.S. countries were approximately 20% and 21%, respectively, of consolidated revenues. For the three and nine months ended September 30, 2014, revenues from non-U.S. countries were approximately 22% and 23%, respectively, of consolidated revenues. During the three and nine months ended September 30, 2015, revenue from the United Kingdom accounted for 12% of consolidated revenues in both periods. During the three and nine months ended September 30, 2014, revenue from the United Kingdom accounted for 12% and 13% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At September 30, 2015 and December 31, 2014, long-lived assets from

non-U.S. countries were 6% and 7%, respectively, of consolidated long-lived assets. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At September 30, 2015, we had no cash flow hedges outstanding.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of September 30, 2015, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the nine months ended September 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	—	$—	—	—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	1,000,000	29.60	—	—
April 1, 2015 to April 30, 2015	—	—	—	—
May 1, 2015 to May 31, 2015	—	—	—	—
June 1, 2015 to June 30, 2015	1,000,000	30.36	—	—
July 1, 2015 to July 31, 2015	—	—	—	—
August 1, 2015 to August 31, 2015	—	—	—	—
September 1, 2015 to September 30, 2015	—	—	—	—

Total	2,000,000	$29.98	—	—

(1)	On March 18, 2015 we purchased 1,000,000 shares of our common stock from the selling stockholders in a private transaction for an aggregate purchase price of approximately $29.6 million. This private transaction was concurrent with an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share. On June 24, 2015 we purchased 1,000,000 shares of our common stock from the selling stockholders in a private transaction for an aggregate purchase price of approximately $30.4 million. This private transaction was concurrent with an underwritten public offering of 7,000,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share.

During the nine months ended September 30, 2015, 117,278 shares of our common stock were withheld to satisfy tax withholding obligations. These shares are permanently removed from the 2013 Long Term Incentive Plan reserve.

Item 5.	Other Information

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 the presentation in the Consolidated Statement of Cash Flows began with income from continuing operations. Beginning with Form 10-Q for the period ended September 30, 2015, the presentation in the Consolidated Statement of Cash Flows begins with net income and income from discontinued operations is included as an adjustment to reconcile net income to net cash flows from operating activities. The Company has modified the presentation of the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012 in the schedule below.

	Years Ended December 31, (AMOUNTS IN THOUSANDS)
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,405	$143,202	$125,541
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
(Income) from discontinued operations, net of income taxes	(23,794)	(20,111)	(20,329)
Depreciation	107,303	97,108	89,021
Amortization	73,234	63,561	71,366
Asset impairment	—	—	1,012
Provision for share based compensation	15,574	10,383	25,462
Deferred income tax benefit	(26,632)	(6,827)	(3,424)
Debt amortization	31,636	24,849	17,321
(Gain) loss on disposal of equipment	(316)	13	(456)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	13,169	(22,308)	(17,264)
Other assets	(52,479)	(22,891)	(52,364)
Accounts payable	6,771	(36,361)	27,832
Accrued wages	1,859	6,888	(8,799)
Interest payable	57,439	25,992	(5,945)
Accrued expenses and other liabilities	47,322	55,271	19,216

Net cash flows from continuing operating activities	409,491	318,769	268,190
Net cash flows from discontinued operating activities	53,232	65,318	50,726

Total net cash flows from operating activities	462,723	384,087	318,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $0, $0 and $1,350	(398,060)	—	(77,264)
Purchase of property and equipment	(130,318)	(114,260)	(105,333)
Other	4,002	(7,622)	1,347

Net cash flows from continuing investing activities	(524,376)	(121,882)	(181,250)
Net cash flows from discontinued investing activities	(20,530)	(13,626)	(20,372)

Total net cash flows from investing activities.	(544,906)	(135,508)	(201,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	1,000,000	—	—
Proceeds from term loan facility	350,000	—	970,000
Payments on notes and term loan facilities	(1,150,000)	(450,000)	(447,807)
Proceeds from initial public offering, net of offering costs	—	398,066	—
Proceeds from issuance of long-term revolving credit obligations	382,765	85,000	305,800
Payments of long-term revolving credit obligations	(197,765)	(85,000)	(305,800)
Dividends paid	(75,702)	(56,674)	(510,634)
Debt issuance costs	(27,330)	(30,760)	(27,566)
Principal repayments of long-term obligations	(251,560)	(42,309)	(20,274)
Debt redemption premiums paid on senior and subordinated notes	(61,708)	(16,502)	—
Repurchase of common stock	—	—	(1,488)
Proceeds from stock options exercised and ESPP shares
issued including excess tax benefits	6,273	1,360	5,309
Other	—	(9)	(43)

Net cash flows from continuing financing activities	(25,027)	(196,828)	(32,503)
Net cash flows from discontinued financing activities	—	—	(627)

Total net cash flows from financing activities	(25,027)	(196,828)	(33,130)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(7,770)	(821)	1,111

NET CHANGE IN CASH AND CASH EQUIVALENTS	(114,980)	50,930	85,275
CASH AND CASH EQUIVALENTS, Beginning of period	230,041	179,111	93,836

CASH AND CASH EQUIVALENTS, End of period	$115,061	$230,041	$179,111

Item 6.	Exhibits

10.01	Form of West Corporation Restricted Stock Award Agreement for September 2015 time-vested awards (1)

10.02	Form of West Corporation Performance-Based Restricted Stock Unit Award agreement for September 2015 performance-based vesting awards (1)

15.01	Awareness letter of Independent Registered Public Accounting Firm

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2015, filed on November 6, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Jan D. Madsen
Jan D. Madsen
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: November 6, 2015

EXHIBIT INDEX

Number	Description

10.01	Form of West Corporation Restricted Stock Award Agreement for September 2015 time-vested awards (1)

10.02	Form of West Corporation Performance-Based Restricted Stock Unit Award agreement for September 2015 performance-based vesting awards (1)

15.01	Awareness Letter of Independent Registered Public Accounting Firm

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2015, filed on November 6, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to Condensed Consolidated Financial Statements filed herewith.

(1)	Indicates management contract or compensation plan or arrangement.